Form 10-K405
ECOLAB INC
filed 1995-03-14
CIK 31462

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 1994
                          -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission File No. 1-9328
                    ------

                                   ECOLAB INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                    41-0231510
-------------------------------                  --------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

   Ecolab Center, St. Paul, Minnesota                   55102
----------------------------------------         --------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (612) 293-2233
                                                     ----------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class      Name of Each Exchange on Which Registered
     -------------------      -----------------------------------------

Common Stock, $1.00 par value      New York Stock Exchange, Inc.
                                   Pacific Stock Exchange, Inc.

Preferred Stock Purchase Rights    New York Stock Exchange, Inc.
                                   Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant on March 9, 1995: $1,516,618,830 (see Item 12, on pages 18 and 19 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of March 9, 1995: 67,837,646 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1994 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1995 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1994 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.


                                     PART I

ITEM 1.  BUSINESS

ITEM 1(A) GENERAL DEVELOPMENT OF BUSINESS

Except where the context otherwise requires, the terms "Company" and "Ecolab," as used herein, include Ecolab Inc. and its subsidiaries. Ecolab Inc. was incorporated as a Delaware corporation in 1924. The Company's fiscal year is the calendar year ending December 31.

In December, 1994 the Company acquired by merger the shares of Kay Chemical Corporation and certain affiliated companies ("Kay"). The merger has been accounted for as a pooling of interests and, accordingly, periods prior to the merger included in the financial statements and financial statement schedule incorporated by reference into this report have been restated to reflect all accounts and operations of Kay. Kay is a manufacturer and supplier of cleaning and sanitizing products for the quick service restaurant ("fast-food") industry. A description of the Kay business is located at page 5 under the heading "Business Divisions," under Item 1(c). Kay's operations are conducted through the wholly-owned subsidiaries acquired in the merger.

The Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe, and which is referred to hereafter as the "Henkel-Ecolab Joint Venture" or "Joint Venture." Henkel KGaA, by virtue of a tie-breaking vote on certain operational matters, may control the day-to-day operations of the Joint Venture. Strategic decisions concerning the Joint Venture require the agreement of Henkel and the Company. The Company accounts for its interest in the Henkel-Ecolab Joint Venture under the equity method of accounting and therefore does not consolidate the Henkel-Ecolab Joint Venture revenues and expenses. Except where the Henkel-Ecolab Joint Venture is specifically referred to, the description of business in Part I does not include the business of the Joint Venture.

ITEM 1(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are all conducted in one industry segment.

ITEM 1(C) NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination and maintenance products, systems and services primarily to hotels and restaurants, foodservice and healthcare facilities, commercial and institutional laundries and to dairy plants, farms and food and beverage processors.

A strong commitment to service is the distinguishing characteristic of the Company. Products and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems. Distributors are increasingly utilized in several markets.

The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities. Some are also produced for the Company by third party contract manufacturers. Other products and equipment, particularly those used in the Company's pest elimination business, are purchased from third party suppliers. Additional information on the Company's manufacturing facilities is located under Item 2 below under the heading "Properties."

As described below, not all of the businesses conducted in the United States by the Company are conducted in all international locations, and the extent and nature of such international businesses, as well as the competitive environment, varies by location. European markets, as described under Item 1(a) above under the heading "General Development of Business," are served through the Henkel-Ecolab Joint Venture, although the Kay business does have sales in Europe.

In the United States and Canada, the Company operates through six divisions:
Institutional Division, Kay Division, Klenzade Division, Pest Elimination Division, Textile Care Division and Janitorial Division. Institutional and Klenzade businesses are operated in virtually all locations outside of the United States. As described below, Kay, Pest Elimination, Janitorial and Textile Care products are not sold in all areas outside of the United States and Canada, but these businesses are being introduced in an expanding number of locations.

The Company conducts business in approximately 25 countries outside of the United States, primarily through wholly-owned subsidiaries. In certain other countries, selected products are handled by distributors or agents, although those sales are not significant in terms of the Company's overall revenues. For the year ended December 31, 1994, international sales comprised approximately 22% of the Company's total reported revenues from continuing operations. For purposes of public financial reporting, international operations include Canada, but on an operational basis the Institutional, Klenzade, Pest Elimination, Textile Care and Janitorial businesses in Canada are operated as a part of a North American group for each of those businesses.

BUSINESS DIVISIONS

The following description of the divisions includes a discussion, where applicable, of the similar business currently conducted outside of the United States. Although the descriptions of the divisional business focuses on that division's products, the Company pursues a "Circle-the-Customer" strategy by developing relationships and partnerships with customers who require the services of more than one division. Therefore, a single customer may utilize the services of several of the Company's divisions.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, food service utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the food-service, lodging and healthcare industries. The Institutional Division also markets various chemical dispensing device systems, which are generally loaned to customers, to apply the Company's cleaners and sanitizers. Substantially similar businesses are conducted in all international locations although somewhat less extensive product lines are often offered internationally. Also, through its Ecotemp unit, the Institutional Division markets, primarily to smaller and mid-size Institutional customers, a program comprised of energy-efficient dishwashing machines, detergents and rinse additives, including full machine maintenance.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States and Canada and is one of the leading suppliers worldwide except for Europe where the business is conducted by the Henkel-Ecolab Joint Venture.

The Institutional Division sells its products and services primarily through Company-employed field sales and service personnel. To a lesser but increasing extent, the Company also utilizes independent food service distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors. This distribution system encompasses most of the Division's product line and the Company provides the same service to accounts served by food distributors as to direct customers.

KAY: The Kay Division (which is operated through wholly-owned subsidiaries of the Company) is the Company's newest business. As noted in Item 1(a) under the heading of "General Development of the Business," the Company acquired the Kay business by merger in December, 1994. Kay supplies chemical cleaning and sanitizing products primarily to the quick-service ("fast-food") restaurant industry. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes and hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. Kay employs a direct field sales force which primarily calls upon national and regional quick service restaurant chains and franchisees, although the sales are made to distributors who supply the chain or franchisee's restaurants. The addition of the Kay business has significantly expanded the Company's presence in the restaurant and food service industry beyond the full service market to the quick-service industry.

Kay sales are primarily in the United States but as its United States based customers have expanded into international markets, Kay's international sales have likewise expanded and now constitute approximately 15% of Kay's sales. Kay's international sales are made either to domestic distributors, who export to international accounts or by direct export sales to distributors located at international locations.

The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the quick service restaurant industry in the United States as well as in certain international markets. While the Kay customer base has been growing, Kay's business is largely dependent upon a limited number of major national and international quick-service restaurant chains and franchisees.

KLENZADE: The Klenzade Division provides detergents, cleaners, sanitizers, lubricants and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft drink bottling plants, and meat, poultry and other food processors. The Klenzade Division also designs, engineers and installs CIP (clean-in-place) process control systems and facility cleaning systems to its customer base. Farm products (which include bovine teat products) are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States. The Klenzade business operates in most international locations.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, education and healthcare facilities and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States. The Pest Elimination business currently is operated primarily in the United States, with limited sales in Puerto Rico and parts of Canada and Mexico. Pest Elimination operations will be introduced to a limited number of additional international locations during 1995.

TEXTILE CARE: The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to medium-to-large institutional and commercial laundries and to certain smaller laundry operations. Typically these customers process a minimum of 1,000,000 pounds of linens a year. These products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through distributors. The Textile Care offerings compliment the Institutional Division's offerings to smaller on-premise laundry facilities. The Textile Care services are sold primarily in the United States and Canada, but similar product lines are sold in a number of other international locations.

JANITORIAL: The Janitorial Division provides odor counteractants, disinfectants, floor care or hard surface and carpet care systems, hand care products and general cleaners primarily to the institutional janitorial market in the United States and Canada and, particularly in the United States, to the healthcare industry. Products are sold in the United States and Canada primarily through a network of independent distributors who sell janitorial-related products and services to the institutional marketplace. A private-label program also manufactures janitorial-related products for resale by major distributor organizations in the United States and Canada. Janitorial products are also sold on a limited basis in other international markets.

COMPETITION

The Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to multiple locations of chain customer organizations worldwide. This is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy. In executing this strategy, the Company's business units have two significant classes of competitors. First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale. Several of these large competitors have substantially greater assets and financial resources than the Company. Second, all of the Company's business units have numerous smaller regional or local competitors focusing on more limited geographies, product lines, and/or end-user segments.

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value. Value is provided by state-of-the-art, environmentally-compatible cleaning products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. This approach is believed to be made possible, in part, by the significant ongoing investment in technology development and by the Company's standard practice of assisting customers in complying with environmental and sanitation regulations.

RAW MATERIALS

Raw materials purchased for use in manufacturing products for the Company are inorganic chemicals, including phosphates, silicates, alkalis, salts and petrochemical-based materials, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. Pesticides used by the Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. The Company also purchases packaging materials for the manufactured products and components for its specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by the Company, with the exception of a few specialized chemicals which the Company manufactures, are available from several suppliers.

ADDITIONAL INFORMATION

Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses both common carriers and its own delivery vehicles. Additional information on the Company's plant and distribution facilities is located under Item 2 below under the heading "Properties."

The Company owns a number of patents and trademarks. Management does not believe that the Company's business is materially dependent on any individual patent or trademark.

The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service restaurant chains and franchisees. No material part of the Company's business is subject to renegotiation. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1994, 1993 and 1992 approximated 35, 36 and 35 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers as described in more detail under the heading "Business Divisions" beginning on page 4 hereof. Total laundry sales in 1994, 1993 and 1992 approximated 15, 15 and 14 percent, respectively, of the Company's consolidated net sales.

The Company's business has little seasonality and has no unusual working capital requirements. The Company has in the past, and will continue in the future, to invest in merchandising equipment consisting primarily of systems used by customers to dispense the Company's cleaning and sanitizing products. The investment in merchandising equipment is discussed under the heading "Investing Activities" in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof.

RESEARCH AND DEVELOPMENT

The Company's research and development program consists principally of devising or testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research and development personnel. Note 12, entitled "Research Expenditures" located on page 42 of the Annual Report, is incorporated herein by reference.

ENVIRONMENTAL CONSIDERATIONS

The Company's businesses are subject to various legislative enactments and regulations relating to the protection of the environment. While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company's businesses. The Company's management believes these are risks which the Company has in common with other companies engaged in similar businesses. Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations. There can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company's financial condition or results of operations. Environmental matters most significant to the Company are discussed below.

PHOSPHATE LEGISLATION: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous. The primary thrust of such laws and regulations is to regulate the phosphorous content of home laundry detergents, a market not served by the Company. However, certain of the Company's products are affected by such laws and regulations, including some commercial laundry and warewashing detergents, cleaners and sanitizers. Three types of legislative restrictions are common:
(1) labeling of phosphorous content, (2) percentage limitation on the amount of phosphorous permitted and (3) a ban on the use of phosphorous in certain products or in products sold for a particular purpose. The Company has been able to comply with legislative requirements and, where necessary, has developed products which, although typically less effective than the products they replace, contain no phosphorous or lower amounts of phosphorous to satisfy the legislative limitations or bans. In limited geographic areas, the Company has obtained a variance from existing zero-phosphorous legislation. Phosphate legislation has not had a material negative effect on the Company's operations to date.

PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (FIFRA), the principal federal statute governing the manufacture, labeling, handling and use of pesticides. These products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that state. While the costs of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition or the results of its operations to date, the costs and delays in receiving necessary approvals for these products has increased in recent years. The Company believes that the nature of these costs and regulatory delays are similar to those encountered by other companies in similar businesses. Total fees paid to the

EPA and the states to obtain or maintain pesticide registrations, and for the California tax, in 1994 were approximately $915,000. Such costs are expected to increase somewhat in 1995, but not in amounts which are expected to significantly affect the Company's financial condition or results of operations.

In addition, the Company's Pest Elimination Division applies restricted-use pesticides which it purchases from third parties. That Division must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides. Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations. The Company has not experienced material difficulties in complying with these requirements.

OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of materials into the environment and to the handling and disposal of hazardous materials. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1994 and budgeted for 1995 are approximately $1,000,000 and $2,400,000, respectively. The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.

Along with numerous other potentially responsible parties ("PRPs"), the Company is involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or state equivalents at approximately 12 waste disposal sites which received nominal amounts of waste materials alleged to have been generated by the Company or it subsidiaries. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRP's will work with the EPA to agree and implement a plan for site remediation and the allocation of each PRP's involvement. The above sites are in various stages of investigation, negotiation or remediation. However, based on an analysis of the Company's experience with such sites, the Company's estimated share of all hazardous materials deposited on the site, and the Company's estimate of the contribution to be made by other PRP's which the Company believes have the financial ability to pay their shares, the Company has accrued its reasonable estimate of the Company's future costs relating to such known sites.

Also, the Company is involved in certain continuing clean-up activities as required by New Jersey and Nebraska environmental authorities at two sites currently or formerly used by the Company. The costs associated with these sites are comprised primarily of remediation efforts associated with soil and ground water contamination. In addition, the Company is also committed to meet requirements imposed by the EPA pursuant to RCRA, to remove three underground storage tanks at its Joliet, Illinois manufacturing facility. In each of these matters, the Company has worked with appropriate authorities to resolve the issues involved and has accrued its reasonable estimate of future costs relating to such sites.

A legal action commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company remains pending. Netherlands authorities are seeking monetary damages to cover the cost of investigation and planned cleanup of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981 when the subsidiary operated a plant on the site. The government's initial claim was for US$900,000, but it has now claimed the damages are approximately US$13,000,000, based upon further environmental studies. The subsidiary has denied liability and believes it complied with applicable Netherlands law. Even if the Netherlands government should prevail as to liability, it is believed the reasonable costs of investigation and cleanup are less than that claimed by the government. An accrual has been recorded, reflecting management's best estimate of future costs.

During 1994, the Company's expenditures for contamination remediation were approximately $500,000. The accrual at the end of 1994 for future remediation expenditures was approximately $8,700,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, the Company does not anticipate recovery of costs from insurance proceeds. While the final resolution of these issues could result in costs below or above current accruals, the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's results of operations, consolidated financial position or liquidity.

In addition, the Company has retained responsibility for certain sites where the Company's former ChemLawn business is a PRP. Currently there are five such locations and at each ChemLawn is a de minimus party. Anticipated costs for these matters was included in the Company's loss from its discontinued ChemLawn operations in 1991.

NUMBER OF EMPLOYEES

The Company currently has approximately 8,200 employees worldwide.

ITEM 1(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The financial information appearing under the heading "Geographic Segments" in
Note 14, located on page 43 of the Annual Report, is incorporated herein by reference. Transfers between geographic areas are not significant.

A description of the business done outside of the United States is included in
Item 1(c), above. International businesses are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad. International operations constitute the fastest growing segment of the Company's business. Profitability of international operations is lower than profitability of businesses in the United States because of lower international operating income margins due to the difference in scale of international operations where operating locations are smaller in size and due to the additional costs of operating in numerous and diverse foreign jurisdictions.

EXECUTIVE OFFICERS OF THE COMPANY

The persons listed in the following table are the current executive officers of the Company. Officers are elected annually. There is no family relationship among any of the directors or executive officers, and none of such persons has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

                                                       Positions Held
                                                       --------------
Name              Age  Office                          Since Jan. 1, 1990
----              ---  ------                          ------------------

P. M. Grieve      67   Chairman of the Board           March 1995 - Present

                       Chairman of the Board           Aug. 1992 - Feb. 1995
                       and Chief Executive
                       Officer

                       Chairman of the Board,          Jan. 1990 - July 1992
                       President and Chief
                       Executive Officer

                                                       Positions Held
                                                       --------------
Name              Age  Office                          Since Jan. 1, 1990
----              ---  ------                          ------------------

A. L. Schuman     60   President and Chief             March 1995 - Present
                       Executive Officer

                       President and Chief             Aug. 1992 - Feb. 1995
                       Operating Officer

                       Executive Vice President;       Jan. 1990 - July 1992
                       President-Ecolab
                       Services Group

M. E. Shannon     58   Vice Chairman, Chief            Aug. 1992 - Present
                       Financial and
                       Administrative Officer

                       Executive Vice President        June 1992 - July 1992
                       and Chief Financial
                       Officer

                       Executive Vice President        Oct. 1990 - May 1992
                       and Chief Financial
                       Officer; President-
                       Residential Services
                       Group

                       Executive Vice President        Jan. 1990 - Sept. 1990
                       and Chief Financial and
                       Administrative Officer;
                       President, ChemLawn
                       Services Corporation

G. K. Carlson     51   Senior Vice President-          Jan. 1994 - Present
                       International

                       Senior Vice President           Jan. 1991 - Dec. 1993
                       and General Manager-
                       Institutional North
                       America

                       Senior Vice President-          Jan. 1990 - Dec. 1990
                       International Division

A.E. Henningsen,  48   Vice President and              Aug. 1992 - Present
  Jr.                  Controller

                       Vice President-Finance,         Jan. 1990 - July 1992
                       Ecolab Services Group

J. L. McCarty     57   Senior Vice President-          Jan. 1994 - Present
                       Institutional North America

                       Vice President and General      Jan. 1990 - Dec. 1993
                       Manager - Pest Elimination

J. M. Millsap     49   Senior Vice President-          Mar. 1995 - Present
                       Corporate Development and
                       Treasury


                                                       Positions Held
                                                       --------------
Name              Age  Office                          Since Jan. 1, 1990
----              ---  ------                          ------------------

J. M. Millsap          Senior Vice President-          Aug. 1992 - Feb. 1995
  (Cont'd.)            Corporate Development
                       and Treasurer

                       Vice President-Corporate        Oct. 1990 - July 1992
                       Development and Treasurer

                       Vice President-Corporate        Jan. 1990 - Sept. 1990
                       Development

M. Nisita         54   Senior Vice President-          Jan. 1994 - Present
                       Global Operations

                       Vice President-Operations       Aug. 1992 - Dec. 1993

                       Vice President-                 Jan. 1990 - July 1992
                       Manufacturing

W. R. Rosengren   60   Senior Vice President-Law       Aug. 1992 - Present
                       and General Counsel

                       Senior Vice President-          Oct. 1990 - July 1992
                       Law, General Counsel
                       and Secretary

                       Senior Vice President-          Jan. 1990 - Sept. 1990
                       Law and Human Resources,
                       General Counsel and
                       Secretary

J. P. Spooner     48   Senior Vice President-          June 1994 - Present
                       Industrial

F. W. Tuominen,   52   Senior Vice President           Aug. 1992 - Present
Ph.D.                  and Chief Technical and
                       Environmental Officer

                       Senior Vice President           Jan. 1990 - July 1992
                       and Chief Technical
                       Officer

Mr. Spooner joined the Company as Senior Vice President-Industrial in June 1994. Prior to joining the Company, Mr. Spooner was employed by PepsiCo, Inc. for 15 years, holding various positions in operations and business development, including most recently, President of the North Division of Frito-Lay, Inc.

ITEM 2.  PROPERTIES

The Company's manufacturing facilities produce chemical products or equipment for all the Company's businesses except the Pest Elimination Division which purchases products and substantially all its equipment from outside suppliers. The Company's chemical production process consists primarily of blending and packaging powders and liquids and casting solids.

The Company's United States plant facilities devoted primarily to the production of chemical products are located in Joliet, Illinois; Woodbridge, New Jersey; McDonough, Georgia; Garland, Texas and San Jose, California. Smaller plant facilities in Franklin Park, Illinois, and Grand Forks, North Dakota produce certain chemical products primarily for the Company's Textile Care and Janitorial divisions. These facilities are all Company-owned. The Company's Kay business also owns and operates manufacturing facilites in Greensboro, North Carolina and Dallas, Texas.

Additional chemical manufacturing facilities are located in Dorado, Puerto Rico; Santa Cruz, Brazil; Hamilton, New Zealand; Noda and Shika, Japan; Singapore; Sydney, Melbourne and Brisbane, Australia; Seoul, Korea; Mexico City, Mexico, and Toronto, Canada. The buildings and land for the facilities located in Canada, Australia, Puerto Rico and Mexico are leased. A chemical plant, which is co-owned with a Chinese joint venture partner, is located near Shanghai, People's Republic of China, and a leased chemical plant is located in Chile. Smaller chemical plant facilities are located in certain other countries. Additional chemical plants are expected to be added in the Great Lakes region of the United States and in Indonesia.

The Company's plant in South Beloit, Illinois produces chemical product dispensers and injectors and other mechanical equipment. A leased plant, which manufactures dishwasher racks and related sundries, is located in Elk Grove Village, Illinois. Dishwasher racks are also produced at the Shika, Japan plant. A leased facility in Memphis, Tennessee serves as a dishwashing machine refurbishing center.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company's manufacturing plants also serve as distribution centers. In addition, in the United States the Company operates 7 distribution centers, all of which are leased, and utilizes 28 primary public warehouses. Internationally, the Company operates various additional leased or public warehouses to facilitate distribution and, in the United States, operates approximately 119 sales offices, including three Company-owned facilities. Additional sales offices are located internationally.

The Company's corporate headquarters is located in downtown St. Paul, Minnesota. The 19-story building was constructed to the Company's specifications. The building is leased by the Company through 1998 and thereafter is subject to multiple renewals at the Company's option. The Company also owns a building in downtown St. Paul adjacent to its headquarters which is used for general office purposes, as well as a computer center located in a City of St. Paul industrial development zone several blocks from the Company's headquarters. A Company-owned research and development facility and a chemical pilot plant are located in suburbs of St. Paul.

The Company is also the managing partner in a partnership which owns two properties used in the Company's former ChemLawn operations. The properties are currently leased to a subsidiary of ServiceMaster Limited Partnership and used by that entity as a branch office for its lawn care business. The properties are located in suburbs of Columbus and Dayton, Ohio.


ITEM 3.  LEGAL PROCEEDINGS

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading "Environmental Considerations."

As previously reported in last year's Form 10-K, a legal action had been commenced by F.F. Corp. of New York ("Plaintiff") in 1991 in U.S. District Court, Western District of New York in which Plaintiff alleged that a March 1989 fire, which destroyed its rendering plant, was caused by a commercial clothes dryer which was manufactured by the Company and purchased by Plaintiff in 1974. Plaintiff sought in excess of $17,000,000 in damages plus interest and costs.
On December 7, 1994, this matter was settled, with the Company's contribution, including its legal fees, totaling $1,000,000. The Company's insurance companies and another defendant made additional contributions to the settlement.


The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. In the opinion of management, the ultimate resolution of this litigation will not have a material effect on the Company or its operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the fourth quarter.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(A) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol ECL. The Common Stock is also traded on the Boston, Cincinnati, Midwest and Philadelphia Exchanges. The high and low sales price of the Company's Common Stock on the consolidated transaction reporting system during 1994 and 1993 was as follows:

                           1994                  1993
                    ------------------  ------------------------
     Quarter         High       Low       High           Low
     -------         ----       ---       ----           ---
     First          $23-1/2    $20-1/8   $20-1/16      $18-1/8
     Second         $23-1/2    $19-3/4   $21-5/8       $18-1/4
     Third          $23-1/4    $20-1/4   $22-1/2       $20-9/16
     Fourth         $22        $19-1/4   $23-13/16     $20-11/16

     The closing stock price on March 9, 1995 was $23-1/8.

ITEM 5(B) HOLDERS

On March 9, 1995 the Company had 4,854 holders of Common Stock of record.

ITEM 5(C) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.095 per share were declared in February, May and August, 1993, $0.011 per share in December, 1993 and February, May and August, 1994. A cash dividend of $0.125 per share was declared in December 1994.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" and which are located on pages 46 and 47 of the Annual Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material appearing under the heading entitled "Financial Discussion," located on pages 24 through 30 of the Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and material which are an integral part of the financial statements listed under Item 14 I(1) below and located on pages 31 through 45 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The biographical material located on pages 6 through 10 and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located on page 5 of the Proxy Statement appearing under the heading entitled "Election of Directors," is incorporated herein by reference. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I of this Report on pages 12 through 14.

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation," located on pages 11 through 20 of the Proxy Statement, is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(8), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return," found, respectively, on pages 11 through 13 and on page 17 of the Proxy Statement is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement on page 20, beginning with the fourth paragraph under the heading "Certain Transactions," which is incorporated herein by reference.

A total of 2,254,129 shares of Common Stock held by the Company's directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by officers and directors of the Company in the table entitled "Security Ownership of Management" located on page 3 of the Proxy Statement, which are issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions" and "Company Transactions" on pages 20 and 21 of the Proxy Statement and the biographical material located on pages 7 and 9 of the Proxy Statement pertaining to Messrs. Hugo Uyterhoeven, Albrecht Woeste and Roland Schulz is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual
      Report, are incorporated in Item 8 hereof.

           (i) Consolidated Statement of Income for the years ended December 31, 1994, 1993 and 1992, Annual Report page 31.

           (ii) Consolidated Balance Sheet at December 31, 1994, 1993 and 1992, Annual Report page 32.

           (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1994, 1993 and 1992, Annual Report page 33.

           (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992, Annual Report page 34.

           (v) Notes to Consolidated Financial Statements, Annual Report pages 35 through 44.

           (vi)     Report of Independent Accountants, Annual Report page 45.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1994, 1993 and 1992 located on page 30 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 29 hereof are filed as part of this Report.

           (i) Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1994, 1993 and 1992.

           All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 31 to 50 hereof, are filed as part of this Report.

           (i)      Report of Independent Accountants.

           (ii) Combined Statements of Income for the years ended November 30, 1994, 1993 and 1992.

           (iii)    Combined Balance Sheets at November 30, 1994, 1993 and 1992.

           (iv) Combined Statements of Cash Flows for the years ended November 30, 1994, 1993 and 1992.

           (v) Combined Statements of Equity for the years ended November 30, 1994, 1993 and 1992.

           (vi)     Notes to the Combined Financial Statements.

I(4). The following financial statement schedules to the Henkel-Ecolab Joint
      Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1994, 1993 and 1992 located on pages 51 to 53 hereof, and the Report of Independent Accountants on pages 31 and 32 hereof are filed as part of this Report.

           (i) Schedule I -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1994, 1993 and 1992.

           (ii) Schedule II -- Property, Plant and Equipment for the yers ended November 30, 1994, 1993 and 1992.

           (iii) Schedule III -- Accumulated Depreciation and Amortization of Property, Plant and Equipment for the years ended November 30, 1994, 1993 and 1992.

           All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant entities of the Henkel-Ecolab Joint Venture are included in the filed combined financial statements.

II. The following documents are filed as exhibits to this Report. The Company will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders.

           (3)A. Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3)A of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

              B.    By-Laws, as amended through February 25, 1995.

           (4)A.    Common Stock - see Exhibits (3)A and (3)B.

              B. Form of Common Stock Certificate - Incorporated by reference to Exhibit (4)A(ii) of the Registrant's Form 10-K Annual Report for the year ended December 31, 1992.

              C.    (i)   Amended and Restated Rights Agreement dated as of
                          February 14, 1986, as amended and restated as of July
                          15, 1988 - Incorporated by reference to Exhibit (4) of the Company's Form 8-K dated July 15, 1988.

                    (ii) First Amendment, dated as of September 10, 1990 to the Amended and Restated Rights Agreement - Incorporated by reference to Exhibit (4) of the Company's Current Report on Form 8-K dated September 11, 1990.

             D. Note Agreement dated as of October 1, 1991 relating to $100,000,000 9.68% Senior Notes Due October 1, 2001 between the Company and the insurance companies named therein - Incorporated by reference to Exhibit (4)F of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

             E. Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of January 1, 1995, among the Company, the financial institutions party thereto, Citibank, N.A., as Agent, Citibank International Plc, as Euro-Agent and Morgan Guaranty Trust Company of New York as Co-Agent.

             F. Copies of other constituent instruments defining the rights of holders of long-term debt of the Company and its subsidiaries are not filed herewith, pursuant to Section
                    (b)(4)(iii) of Item 601 of Regulation S-K, because the aggregate amount of securities authorized under each of such instruments is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees that it will, upon request by the Securities and Exchange Commission, furnish to the Commission a copy of each such instrument.

           (9)      Amended and Restated Stockholder's Agreement - See Exhibit
                    (10)S(iv) hereof.

           (10)A. Ecolab Inc. 1977 Stock Incentive Plan, as amended through May 10, 1991 - Incorporated by reference to Exhibit (10)A of the Company's Form 10-K Annual Report for the year ended December 31, 1990.

               B. Ecolab Inc. 1993 Stock Incentive Plan - Incorporated by reference to Exhibit (10)B of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

               C. 1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991 - Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1990.

               D. 1995 Non-Employee Director Stock Option Plan. This Plan will become effective only upon approval by the Stockholders of the Company at the Company's Annual Meeting scheduled to be held May 12, 1995.

               E. Non-Employee Director Stock-For-Retainer Plan - Incorporated by reference to Exhibit (10)E of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

               F. Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company - Incorporated by reference to Exhibit (19)A of the Company's Form 10-Q for the quarter ended September 30, 1989.

               G.   (i)   Deferred Compensation Plan for Non-Employee Directors
                          (1984) - Incorporated by reference to Exhibit
                          (10)F(i) of the Company's Form 10-K Annual Report for the year ended December 31, 1990.

                    (ii) First Declaration of Amendment to Deferred Compensation Plan for Non-Employee Directors (1984) effective December 13, 1991 - Incorporated by reference to Exhibit (10)G(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

               H.   (i)   Deferred Compensation Plan for Non-Employee Directors
                          - 1986 - Incorporated by reference to Exhibit (10)F of the Company's Form 10-K Annual Report for the fiscal year ended June 30, 1987.

                    (ii) First Declaration of Amendment to Deferred Compensation Plan for Non-Employee Directors - 1986, effective December 13, 1991 - Incorporated by reference to Exhibit (10)H(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

               I. Ecolab Non-Employee Directors' Retirement Plan - Incorporated by reference to Exhibit (10)I of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

               J. Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)P hereof.

               K. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)P hereof.

               L. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

               M.   (i)   Ecolab Supplemental Executive Retirement Plan, as
                          amended and restated effective July 1, 1994. See also Exhibit (10)P hereof.

                    (ii) First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.

               N. Ecolab Mirror Savings Plan (formerly: Ecolab Executive Non-Qualified Deferred Compensation Plan), as amended and restated effective September 1, 1994. See also Exhibit
                    (10)P hereof.

               O.   (i)   Ecolab Mirror Pension Plan effective July 1, 1994.
                          See also Exhibit 10(P) hereof.

                    (ii) First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.

               P. The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (Exhibit 10(P)) is incorporated by reference in, and is a part of, each of the referenced Plan documents.

               Q. Ecolab Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)N of the Company's Form 10-K Annual Report for the year ended December 31, 1993.

               R.   (i)   Severance Agreement dated March 19, 1990, between
                          Pierson M. Grieve and the Company - Incorporated by reference to Exhibit (10)M of the Company's Form 10-K
                          Annual Report for the year ended December 31, 1989.

                    (ii) Amendment, dated as of February 26, 1994, to Severance Agreement dated March 19, 1994, between Pierson M. Grieve and the Company - Incorporated by reference to Exhibit (10) of the Company's Form 10-Q for the quarter ended September 30, 1994.

               S.   (i)   Amended and Restated Umbrella Agreement between
                          Henkel KGaA and Ecolab Inc. dated June 26, 1991 -
                          Incorporated by reference to Exhibit 13 of HC
                          Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                    (ii) Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit 14 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                    (iii) Amended and Restated ROW Purchase Agreement between
                          Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit (7) of the Company's Current Report on Form 8-K dated July 11, 1991.

                    (iv) Amended and Restated Stockholder's Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit 15 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

               T. Agreement and Plan of Merger among Ecolab Inc., EKH, Inc. I, EKH, Inc. II, EKH, Inc. III, Kay Chemical Company, Kay Chemical International, Inc. and Kay Europe, Inc. dated November 2, 1994 - Incorporated by reference to Exhibit (2) of the Company's Current Report on Form 8-K dated December 7, 1994.

           (11)     Computation of Primary and Fully Diluted Earnings Per Share.

           (13) Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1994 which are incorporated by reference into Parts I, II and IV hereof.

           (21)     List of Subsidiaries as of March 9, 1995.

           (23)A. Consent of Coopers & Lybrand L.L.P. to Incorporation by Reference at page 29 hereof is filed as a part hereof.

               B. Consent of KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft.

           (24)     Powers of Attorney.

           (27) The Financial Data Schedule for the year ended December 31, 1994, was previously filed with the financial statements for that year which were included in the Company's Current Report on Form 8-K dated February 27, 1995, and is omitted from this filing pursuant to Item 601(c)(11) of Regulation S-K.


                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.    Description
-----------    -----------
  (10)A.       Ecolab Inc. 1977 Stock Incentive Plan.

  (10)B.       Ecolab Inc. 1993 Stock Incentive Plan.

  (10)C.       1988 Non-Employee Director Stock Option Plan.

  (10)D.       1995 Non-Employee Director Stock Option Plan.

  (10)E.       Non-Employee Director Stock-For-Retainer Plan.

  (10)G.       Deferred Compensation Plan for Non-Employee Directors (1984).

Exhibit No.    Description
-----------    -----------

  (10)H.       Deferred Compensation Plan for Non-Employee Directors (1986).

  (10)I.       Ecolab Non-Employee Directors' Retirement Plan.

  (10)J.       Ecolab Executive Death Benefits Plan.

  (10)K.       Ecolab Executive Long-Term Disability Plan.

  (10)L.       Ecolab Executive Financial Counseling Plan.

  (10)M.       Ecolab Supplemental Executive Retirement Plan.

  (10)N.       Ecolab Mirror Savings Plan.

  (10)O.       Ecolab Mirror Pension Plan.

  (10)P.       The Ecolab Inc. Administrative Document for Non-Qualified
               Benefit Plans.

  (10)Q.       Ecolab Management Performance Incentive Plan.

  (10)R.       Severance Agreement between Pierson M. Grieve and the Company.


III.  Reports on Form 8-K:

      The Company filed two Current Reports on Form 8-K, dated November 2, 1994 and December 7, 1994, during the quarter ended December 31, 1994, reporting, respectively: (i) its agreement to acquire by merger Kay Chemical Company, Kay Chemical International, Inc. and Kay Europe, Inc. (the "Kay Companies"), privately held manufacturers and marketers of janitorial cleaning and sanitizing products, and to account for the transaction as a pooling of interests; and (ii) the closing of the merger with the Kay Companies and the issuance of approximately 4.5 million shares of the Company's Common Stock. Subsequent to the quarter the Company filed a Current Report on Form 8-K, dated February 27, 1995, to file: (i) consolidated financial statements for the Company for the years ended December 31, 1994, 1993 and 1992; and (ii) to file a condensed consolidated statement of income reflecting post-merger unaudited consolidated operations of the Company and the Kay Companies for the one-month period ended January 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 1995.

                                   ECOLAB INC.
                                   (Registrant)



                                   By /s/ Allan L. Schuman
                                      ------------------------------------
                                      Allan L. Schuman, President
                                      and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 14th day of March, 1995.



/s/ Allan L. Schuman               President and Chief Executive
----------------------------       Officer (Principal Executive
Allan L. Schuman                   Officer and Director)


/s/ Michael E. Shannon             Vice Chairman, Chief Financial
----------------------------       and Administrative Officer
Michael E. Shannon                 (Principal Financial Officer
                                   and Director)


/s/ Arthur E. Henningsen, Jr.      Vice President and Controller
-----------------------------      (Principal Accounting Officer)
Arthur E. Henningsen, Jr.



/s/ Kenneth A. Iverson             Directors
----------------------------
Kenneth A. Iverson
as attorney-in-fact for
Ruth S. Block, Russell G. Cleary,
John H. Dasburg, Pierson M. Grieve,
James J. Howard, Jerry W. Levin,
Reuben F. Richards, Richard L. Schall,
Roland Schulz, Philip L. Smith,
Hugo Uyterhoeven, and Albrecht Woeste

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Ecolab Inc.

     Our report on the consolidated financial statements of Ecolab Inc. has been incorporated by reference in this Form 10-K from the Annual Report to Shareholders of Ecolab Inc. for the year ended December 31, 1994, on page 45 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 20 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                   /s/ Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.



Saint Paul, Minnesota
February 27, 1995




                      CONSENT TO INCORPORATION BY REFERENCE

     We consent to the incorporation by reference in the Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 33-26241; 33-34000; 33-56151;
33-39228; 33-56125; 33-55984; 33-60266; and 33-65364) and the Registration
Statement on Form S-3 of Ecolab Inc. (Registration No. 33-57197) of our reports dated February 27, 1995 on our audits of the consolidated financial statements and the related financial statement schedule of Ecolab Inc. as of December 31, 1994, 1993 and 1992, and for the years ended December 31, 1994, 1993 and 1992, which reports are included or incorporated by reference in this Annual Report on Form 10-K.

                                   /s/ Coopers & Lybrand L.L.P.
                                   COOPERS & LYBRAND L.L.P.



Saint Paul, Minnesota
March 14, 1995

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                   ECOLAB INC.
                                 (In Thousands)



-------------------------------------------------------------------------------------------------------------
     COL. A                          COL. B                   COL. C                   COL. D         COL. E
-------------------------------------------------------------------------------------------------------------
                                                             Additions
                                                     -------------------------
                                    Balance at       Charged to    Charged to       Deductions     Balance at
                                    Beginning        Costs and       Other             From           End
 Description                        of Period         Expenses     Accounts (A)    Reserves (B)    of Period
-------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts:

Year Ended December 31, 1994           $7,994          $3,910       $ 233            $(3,434)        $8,703


Year Ended December 31, 1993           $7,586          $3,152       $ (64)           $(2,680)        $7,994

Year Ended December 31, 1992           $7,053          $3,948       $ (12)           $(3,403)        $7,586

  (A)  Reflects foreign currency translation adjustments and for the year ended December 31, 1993, a deduction of $184 related to the sale of the Canadian G.H. Wood janitorial distribution business.

  (B)  Uncollectible accounts charged off, net of recovery of accounts previously written off.

                        REPORT OF INDEPENDENT ACCOUNTANTS






The Board of Directors
Henkel-Ecolab Joint Venture


We have audited the combined financial statements of Henkel-Ecolab Joint Venture as listed in the accompanying index. In connection with our audit of the combined financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These combined financial statements and financial statement schedules are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with German generally accepted auditing standards which in all material respects are similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Henkel-Ecolab Joint Venture as of November 30, 1994, 1993 and 1992, and the results of its operations and its cash flows for the periods beginning December 1, 1993, 1992 and 1991, and ended November 30, 1994, 1993 and 1992, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic combined financial statements taken as whole, present fairly, in all material respects, the information set forth therein.



Dusseldorf, Germany, January 19, 1995


KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft


/s/Dr. Kuhr                   /s/Haas


Dr. Kuhr                      Haas
Wirtschaftsprufer             Wirtschaftsprufer

HENKEL-ECOLAB JOINT VENTURE


INDEX TO COMBINED FINANCIAL STATEMENTS FOR THE YEARS ENDED NOVEMBER 30, 1994, NOVEMBER 30, 1993 AND NOVEMBER 30, 1992
_____________________________________________________________________________

Combined Statements of Income
Combined Balance Sheets
Combined Statements of Cash Flows
Combined Statements of Equity
Notes to the Combined Financial Statements
Financial Statement Schedules
     Schedule I          Valuation and Qualifying Accounts and Reserves
     Schedule II         Property, Plant and Equipment
     Schedule III Accumulated Depreciation and Amortization of Property, Plant, and Equipment

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF INCOME


                                                                      Twelve Months ended  Twelve Months ended  Twelve Months ended
(Thousands)                                                            November 30, 1994    November 30, 1993    November 30, 1992
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                             DM        1,264,985      DM    1,245,446    DM    1,279,619
Cost of Sales                                                                     546,706              562,586            568,119
Selling, General and Administrative Expenses                                      600,779              569,376            605,119
Royalties to Parents                                                               31,874               36,460             33,034
------------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                                   85,626               77,024             73,347
Other Expenses/Income, principally Interest Expense, net                            6,426               10,207             12,815
Equity in Loss of Affiliate                                                           391                  582                126
------------------------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                                         78,809               66,235             60,406
Provision for Income Taxes                                                         36,287               35,966             28,613
------------------------------------------------------------------------------------------------------------------------------------

Income before Cumulative Effect of Change in Accounting Principle                  42,522               30,269             31,793
Cumulative Effect at December 1, 1992 of the Change in
   Accounting for Income Taxes                                                         --                9,771                 --
------------------------------------------------------------------------------------------------------------------------------------

Net Income                                                            DM           42,522      DM       40,040    DM       31,793
                                                                      --           -------     --       ------    --       ------

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab Joint Venture

Combined Balance Sheets

                                                         November 30,                  November 30,             November 30,
(Thousands)                                                 1994                          1993                     1992
--------------------------------------------------------------------------------------------------------------------------------

Assets
Cash and Cash Equivalents                              DM          60,978           DM         41,051        DM           40,090
Accounts Receivable, net                                          260,696                     266,299                    264,113
Accounts Receivable from Related Parties                           15,631                      33,917                     17,630
Loans to Related Parties                                           38,140                      12,297                     15,937
Inventories                                                       162,414                     152,988                    133,143
Prepaid Expenses and Other Current Assets                          22,528                      20,088                     32,983
Deferred Taxes                                                      6,011                       6,714                         --
--------------------------------------------------------------------------------------------------------------------------------

     Current Assets                                               566,398                     533,354                    503,896
--------------------------------------------------------------------------------------------------------------------------------

Investment in Affiliated Company, net                               8,987                       9,470                     10,287
Property, Plant and Equipment, net                                153,837                     146,877                    121,582
Intangible and Other Assets, net                                   26,818                      20,043                     15,512
Deferred Taxes                                                     10,195                       6,821                         --
--------------------------------------------------------------------------------------------------------------------------------

     Total Assets                                      DM         766,235           DM        716,565        DM          651,277
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Equity

Current Portion of Long Term Debt                      DM             727           DM            796        DM              581
Short Term Debt                                                    19,256                      45,505                     37,226
Loans from Related Parties                                         63,810                      75,910                     79,735
Accounts Payable                                                   83,432                      79,944                     55,760
Accounts Payable to Related Parties                                33,070                      35,019                     60,263
Accrued Liabilities                                               125,629                     103,593                     82,770
Income Taxes                                                       41,378                      28,162                     27,619
--------------------------------------------------------------------------------------------------------------------------------

     Current Liabilities                                          367,302                     368,929                    343,954
--------------------------------------------------------------------------------------------------------------------------------

Employee Benefit Obligations                                       84,549                      71,392                     58,904
Long Term Debt, less Current Maturities                             6,521                       7,090                      9,289
Deferred Taxes                                                      2,705                       2,027                      1,033
--------------------------------------------------------------------------------------------------------------------------------

Combined Equity                                                   305,158                     267,127                    238,097
--------------------------------------------------------------------------------------------------------------------------------

     Total Liabilities and Equity                      DM         766,235           DM        716,565        DM          651,277
                                                       --         -------           --        -------        --          -------


See accompanying Notes to Combined Financial Statements

                                       35

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF CASH FLOWS


                                                                    Twelve Months ended     Twelve Months ended  Twelve Months ended
(Thousands)                                                          November 30,1994        November 30,1993     November 30,1992
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                           DM      42,522          DM      40,040        DM      31,793
Cumulative Effect of Change in Accounting for Income Taxes                       --                  (9,771)                   --
                                                                     --------------          --------------        --------------
Income before Cumulative Effect of Change in Accounting Principle            42,522                  30,269                31,793

Adjustments to Reconcile Net Income to Cash
Provided by Operating Activities
Depreciation and Amortization                                                45,208                  39,648                37,701
Equity in Loss of Affiliated Company                                            391                     582                   126
Provision for Doubtful Accounts and Other                                     1,032                   3,484                 1,440
Gain on Sale of Property and Equipment                                         (762)                 (1,076)               (1,264)
Deferred Income Taxes                                                        (1,993)                 (2,770)                   --

Changes in Operating Assets and Liabilities
Decrease / (Increase) in Accounts Receivable                                  4,571                  (5,670)              (28,100)
Decrease / (Increase) in Due from Related Parties                            18,286                 (16,287)                 (156)
(Increase) in Inventories                                                    (9,426)                (19,845)               (1,171)
Increase in Accounts Payable and Accrued Liabilities                         25,524                  45,007                12,928
(Decrease) in Due to Related Parties                                         (1,949)                (25,244)              (33,509)
Increase in Income Taxes Payable                                             13,216                     543                 8,861
(Increase) / Decrease in Other Current Assets                                (2,440)                 12,895               (11,508)
Increase in Employee Benefit Obligations                                     13,157                  12,488                 5,333
                                                                     --------------          --------------        --------------

Cash Provided by Operating Activities                                       147,337                  74,024                22,474
                                                                     --------------          --------------        --------------

Investing Activities
Expenditures for Property and Equipment                                     (48,237)                (66,283)              (59,790)
Expenditures for Intangible and Other Assets                                (13,900)                 (8,884)              (17,027)
Proceeds from Sale of Property and Equipment                                  5,045                   3,680                 3,836
(Increase) / Decrease in Loans to Related Parties                           (25,843)                  3,640                24,868
                                                                     --------------          --------------        --------------

Cash Used for Investing Activities                                          (82,935)                (67,847)              (48,113)
                                                                     --------------          --------------        --------------

Financing Activities

(Repayments of) / Proceeds from Bank Debt, net                              (26,887)                  6,295                19,238
(Decrease) / Increase in Loans from Related Parties                         (12,100)                 (3,825)                7,661
Equity Allocations                                                               --                   6,826                    --
Equity Withdrawals                                                               --                  (1,785)               (7,692)
Dividends Paid                                                               (1,411)                 (9,535)               (6,180)
                                                                     --------------          --------------        --------------

Cash (Used for) / Provided by Financing Activities                          (40,398)                 (2,024)               13,027
                                                                     --------------          --------------        --------------

Effect of Exchange Rate Changes on Net Cash                                  (4,077)                 (3,192)               (4,574)
                                                                     --------------          --------------        --------------

Increase / (Decrease) in Cash and Cash Equivalents                           19,927                     961               (16,119)

Cash and Cash Equivalents at Beginning of Period                             41,051                  40,090                56,209
                                                                     --------------          --------------        --------------

Cash and Cash Equivalents at End of Period                           DM      60,978          DM      41,051        DM      40,090
                                                                        -----------             -----------           -----------

See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF EQUITY


(Thousands)

                                    Contributed          Retained           Cumulative
                                      Capital            Earnings             Foreign            Total
                                                                              Currency
                                                                            Translation
                          _______________________________________________________________________________
Balance
November 30, 1991      DM             209,973              17,600              (3,848)            223,725

Net Income                                                 31,793                                  31,793

Equity Withdrawals                     (7,692)                                                     (7,692)
Dividends Paid                                             (6,180)                                 (6,180)
Opening Equity Adjustment               4,382                                                       4,382

Translation                                                                    (7,931)             (7,931)
Adjustment
                          ________________________________________________________________________________

Balance
November 30, 1992      DM             206,663              43,213             (11,779)            238,097

Net Income                                                 40,040                                  40,040

Equity Allocations                      6,826                                                       6,826
Equity Withdrawals                     (1,785)                                                     (1,785)
Dividends Paid                                             (9,535)                                 (9,535)

Translation                                                                    (6,516)             (6,516)
Adjustment
                          _______________________________________________________________________________

Balance
November 30, 1993      DM             211,704              73,718             (18,295)            267,127

Net Income                                                 42,522                                  42,522

Dividends Paid                                             (1,411)                                 (1,411)

Translation                                                                    (3,080)             (3,080)
Adjustment
                          _______________________________________________________________________________

Balance
November 30, 1994      DM             211,704             114,829             (21,375)            305,158
-------------------------             -------             -------             --------            -------


See accompanying Notes to Combined Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

On July 1, 1991, Henkel KGaA (Henkel) and Ecolab, Inc. (Ecolab) formed a joint venture of their respective European institutional and industrial hygiene businesses.

Under the terms of the Amended and Restated Joint Venture Agreement dated June 26, 1991 (Joint Venture Agreement), Henkel and Ecolab have joint control over the activities of the Joint Venture. The Joint Venture Agreement also provides that both partners will share an equal economic interest in the profits or losses of the Joint Venture.

The financial statements are presented on a combined basis as each Joint Venture entity is owned beneficially by identical shareholders or their wholly owned subsidiaries. All significant intercompany or affiliated company accounts and transactions have been eliminated in combination. The Joint Venture's fiscal year end has been designated as November 30.

The financial statements are presented on the basis of generally accepted accounting principles in the United States.

FOREIGN CURRENCY TRANSLATION

The accounts of all foreign subsidiaries and affiliates are generally measured using local currency as the functional currency. For those operations, assets and liabilities are translated into German Marks at period-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses from foreign currency transactions are included in the related income statement category.

The Joint Venture enters into foreign currency forward contracts and options to hedge specific foreign currency exposures. Gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged or included in other expenses, principally interest expense, net. The cash flows from such contracts are classified in the same category as the transaction hedged in the Combined Statement of Cash Flows.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Interest income for the period totalled TDM 3,877 in 1994, TDM 4,976 in 1993 and TDM 7,684 in 1992.

INVENTORIES

Inventories are stated at the lower of cost or market. The method of determining cost varies between the First-in First-out method, and the average cost method.

INVESTMENT IN AFFILIATED COMPANY

Investment in the common stock of one affiliated company is accounted for by the equity method. The excess of cost of this affiliate over the Company's share of its net assets at the acquisition date is being amortized on a straight-line basis over 10 years.

The investment in an affiliated company consists of 33 percent of the common stock of Comac SpA, Verona. The unamortized portion of the excess of cost over the Joint Venture's share of net assets of Comac amounts to TDM 5,444 at November 30, 1994, TDM 6,192 at November 30, 1993 and TDM 6,943 at November 30, 1992 The market value of the investment cannot be determined.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost. Merchandise equipment consists primarily of various systems for dispensing cleaning and sanitizing products. Depreciation and amortization are charged to operations using the straight-line and declining balance methods over the following estimated useful lives:

Buildings and improvements              8 to 40 years
Machinery and equipment                 3 to 20 years
Furniture, fixtures and equipment       3 to 16 years

Leasehold improvements are amortized over a period which is the lesser of the useful life of the asset or the remaining term of the associated lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation applicable to the assets retired are removed from the accounts and any gain or loss credited or charged to income.

INTANGIBLE ASSETS

Intangible assets primarily consist of amounts by which cost of acquisitions exceeded the values assigned to net tangible assets. These assets are amortized over their estimated lives, periods from 3 to 10 years. Total amortization of all intangible assets amounted to TDM 6,407, TDM 4,283 in 1993 and TDM 2,467 in 1992.

HENKEL-ECOLAB JOINT VENTURE


2. BALANCE SHEET INFORMATION



(Thousands)                                                        November 30,               November 30,            November 30,
                                                                       1994                       1993                      1992

Accounts Receivable, net
Accounts Receivable, Trade                                DM         274,179           DM       278,750          DM       273,080
Allowance for Doubtful Accounts                                       13,483                     12,451                     8,967
                                                             --------------------------------------------------------------------
                                                          DM         260,696           DM       266,299          DM       264,113
                                                                     -------                    -------                   -------
Inventories
Raw Materials                                             DM          36,777           DM        36,087          DM        24,519
Work in Process                                                       10,180                      9,931                     9,502
Finished Goods                                                       115,457                    106,970                    99,122
                                                             --------------------------------------------------------------------
    Total                                                 DM         162,414           DM       152,988          DM       133,143
                                                                     -------                    -------                   -------

Property, Plant and Equipment, net
Land                                                      DM           6,164           DM         6,130          DM         3,936
Buildings and Improvements                                            68,060                     61,235                    44,356
Machinery and Equipment                                              106,629                     95,150                    89,900
Merchandising Equipment, Furniture and Fixtures                      172,510                    151,039                   130,012
Construction in Progress                                               2,086                      6,117                     8,695
                                                             --------------------------------------------------------------------
                                                                     355,449                    319,671                   276,899
Accumulated Depreciation and Amortization                            201,612                    172,794                   155,317
                                                             --------------------------------------------------------------------
    Total                                                 DM         153,837           DM       146,877          DM       121,582
                                                                     -------                    -------                   -------

Intangible and Other Assets, net
Goodwill on Acquisitions prior to July 1,1991             DM          20,941           DM        20,941          DM        20,941
Goodwill on Acquisitions after July 1,1991                            13,500                      6,197                        --
Other Intangible Assets                                               10,811                      3,547                     1,674
                                                             --------------------------------------------------------------------
                                                                      45,252                     30,685                    22,615
Accumulated Depreciation                                              21,454                     15,439                    12,403
                                                             --------------------------------------------------------------------
     Total Intangible Assets, net                                     23,798                     15,246                    10,212
Other Assets, net                                                      3,020                      4,797                     5,300
                                                             --------------------------------------------------------------------
     Total                                                DM          26,818           DM        20,043          DM        15,512
                                                                     -------                    -------                   -------



3. RELATED PARTY TRANSACTIONS

The Joint Venture has entered into a variety of contractual arrangements, including those discussed in the following paragraphs for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Joint Venture entities purchase institutional and industrial hygiene products (primarily finished goods inventory) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements require these entities to purchase specified quantities as defined by an annual supply plan submitted to the related manufacturing facility. Product purchases are priced on the basis of costs incurred and amounted to TDM 259,882 in 1994, TDM 278,693 in 1993 and TDM 319,913 in 1992.

Henkel also provides certain Joint Venture entities with elective services which include, but are not limited to General Administration, Payroll Administration, Accounting, Research and Development. The cost of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Fees paid by the Joint Venture in consideration for these services amounted to TDM 20,326 in 1994, TDM 23,353 in 1993 and TDM 34,063 in 1992.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Royalty expense related to this technology transfer agreement amounted to TDM 31,874 in 1994, TDM 36,460 in 1993 and TDM 33,034 in 1992.

The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an over-draft basis and through short term loans of more than 3 months. There is currently no maximum level of borrowing specified under this agreement. The interest rate basis for both arrangements is the London Interbank Offering Rate (interest rate for German Marks overdrafts 5.75 % per November 30, 1994 and 5.32 % for 3 month short term German Marks loans per November 30, 1994); on overdrafts, approximately between 0.4 - 1.5 percentage point is paid to compensate Henkel for administration costs.

At November 30, 1994 the Joint Venture had borrowed TDM 63,810, from Henkel Group Companies, TDM 75,910 in 1993 and TDM 79,735 in 1992. The loans receivable from Henkel Group Companies had totalled TDM 38,140 in 1994, TDM 12,297 in 1993 and TDM 15,937 in 1992. The fair values of intercompany loans receivable and payable approximate book value.

Interest expense to related companies totalled TDM 6,304 in the year ended November 30, 1994, TDM 9,819 in 1993 and TDM 12,418 in 1992. Interest income from related companies amounted to TDM 1,989 for the year ended November 30, 1994, TDM 1,503 in 1993 and TDM 5,389 in 1992.

4. INCOME TAXES

The provision for income taxes totalled TDM 36,287, compared to November 30, 1993 TDM 35,966 and November 30, 1992 TDM 28,613. The net deferred taxes included in the provision for income taxes for 1994 were TDM 1,993 credit and for 1993 TDM 2,770 credit, whereas in prior years they were insignificant.

Effective December 1, 1992, the Joint Venture adopted the provisions of Statement of Financial Accounting Standards of No. 109, "Accounting for Income Taxes" (FAS 109). FAS 109 requires a change from the deferred to the asset and liability method of computing deferred income taxes. Under the asset and liability method, deferred income taxes are recognized to reflect the tax consequences on future years of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Income tax expense is the tax payable for the year and the change during the year in deferred tax assets and liabilities.

The cumulative effect of this change in accounting principle as of December 1, 1992 amounted to TDM 9,771. Prior years' financial statements were not restated.

The components of the Joint Venture's overall net deferred tax asset at November 30, 1994, at November 30, 1993 and at December 1, 1992 are as follows:


Deferred tax assets:                          November  November  December
                                              30, 1994  30, 1993  1, 1992
                                              --------  --------  -------
                                              TDM       TDM       TDM
Goodwill amortization                         2,213     6,226     5,923
Tax loss carryforwards                        5,614     5,744     4,774
Accruals, not permitted for
tax purposes                                  2,921     2,148     2,314
Inventory valuation                           1,345     1,084     2,295
Pension provision, not deductible             4,746     3,784     2,135
Intangible assets (other than
goodwill) amortization                        2,024       693     2,170
Differences in intercompany accounts            0         0       2,041
Fixed assets                                  4,853       0         0
Other                                         3,275     2,912     2,520
                                            --------  --------  -------

Total gross deferred tax assets              26,991    22,591    24,172
Valuation allowance                          (8,023)   (6,369)  (10,914)
                                            --------  --------  -------

Total deferred tax assets                    18,968    16,222    13,258
                                            --------  --------  -------

Deferred tax liabilities:

Depreciation on tangible assets              (3,547)   (2,578)  (2,062)
Other                                        (1,920)   (2,136)  (2,458)
                                            --------  --------  -------
Total deferred tax liabilities               (5,467)   (4,714)  (4,520)
                                            --------  --------  -------
Net deferred tax asset                       13,501    11,508    8,738
                                            --------  --------  -------
                                            --------  --------  -------

At November 30, 1994, the Joint Venture had net foreign operating loss carryforwards for tax purposes of approximately TDM 17,847 compared to November 30, 1993 to TDM 16,577 and compared to TDM 15,822 as at December 1, 1992. A significant portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates up to five years. As of November 30, 1994 and 1993 the tax benefits of the loss carryforwards have been reserved 100% in Great Britain, 80% in Switzerland and 20% in Italy. As at December 1, 1992 all loss carryforwards had been reserved 100%. The changes in the valuation allowance were made due to turnarounds in the profitability of the Joint Venture companies in the respective countries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1994.

A reconciliation of the statutory German trade tax and federal corporate income tax rate to the effective income tax rate was:


                                        1994      1993      1992
                                        ----      ----      ----
Statutory German rate                   44.4%     45.3%     48.7%
Other European rates                    (6.6)     (7.4)     (8.0)
Losses and deferred items
without offsetting tax benefits          3.6       5.0       7.7
Taxable deductions not
affecting pre-tax income                 0.0      (0.8)     (1.7)
Different tax base in Germany            3.8       3.8       2.0
Deferred taxes refundable to
parent                                   3.1       9.2       0.0
Change of valuation allowance            0.0      (6.4)      0.0
Other                                   (2.3)      5.6      (1.3)
                                        ----      ----      -----
Effective income tax rate               46.0%     54.3%     47.4%
                                        ----      ----      -----
                                        ----      ----      -----

The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture. The amount refundable in 1993 covers the period from July 1, 1991 to November 30, 1993.

In 1994, the tax payments were TDM 21,368, in 1993 TDM 29,846 and in 1992 TDM 17,949.

5. RETIREMENT PLANS

The Joint Venture's German entities have noncontributory defined benefit pension plans to provide pension benefits to substantially all eligible employees. Employees of countries outside of Germany participate in various local plans, principally contributory plans.

Benefits for the German plans are based upon salary and years of service. The funding of these pension plans is not a common practice as funding provides no economic (tax) benefit.

A summary of the components of net periodic pension cost for the German plans for the twelve months ended November 30, 1994, 1993 and 1992 follows (TDM):


                                        1994      1993      1992

Service cost - employee benefits        3,174     2,890     3,125
Interest cost                           4,952     4,258     3,958
Net amortization and deferral             546       546       546
                                        -----     -----     -----
Total pension expense                   8,672     7,694     7,629
                                        -----     -----     -----
                                        -----     -----     -----

The status of the employee pension benefit plans for Germany at November 30, 1994, 1993 and 1992 is summarized below (TDM):


Actuarial present value of:             1994      1993      1992
Vested benefit obligation               47,578    38,321    34,182

Non-vested accumulated
benefit obligation                       2,799     2,112     1,972
                                        ------    ------    ------
Accumulated benefit obligation          50,377    40,433    36,154
                                        ------    ------    ------
                                        ------    ------    ------

Projected benefit obligation            66,354    56,975    52,915
Unrecognized net transition
obligation                               8,246     8,790     9,335
Unrecognized net (gain)/loss               124      (942)    1,344
                                        ------    ------    ------
Unfunded accrued pension cost           57,984    49,127    42,236
                                        ------    ------    ------
                                        ------    ------    ------

The following assumptions have been used to develop net periodic pension expense and the actuarial present value of projected benefit obligations:


                                   1994      1993      1992
Assumed discount rate              7.5 %     7.5 %     7.5 %

Rate of increase in future
compensation levels                4.5 %     5.0 %     5.0 %


The Joint Venture also sponsors other defined benefit plans, defined contribution plans and participation in government-sponsored programs in certain European countries. Expenses under these plans amounted to approximately TDM 13,433 for the twelve months ended November 30, 1994, TDM 12,863 in 1993 and TDM 5,748 in 1992.

Other Joint Venture-specific savings plans, post-retirement and post-employment benefit plans requiring contribution by the Joint Venture are not material.

6. TOTAL INDEBTEDNESS


Short Term Debt

As of November 30, 1994 short term debt totalled TDM 19,256 compared to November 30, 1993 TDM 45,505 and compared to November 30, 1992 TDM 37,226, generally in overdraft facilities with interest rates based on local money market rates. As of November 30, 1994 the three main balances are in Italian Lira in the equivalent amount of TDM 5,433 at an interest rate of 8.5 % p.a., in Spanish Peseta in the equivalent amount of TDM 2,414 at an interest rate of 5.45 % p.a. and in French Franc in the equivalent amount of TDM 2,410 at an interest rate of 5.72 % p.a..


Long term debt


                                   1994      1993      1992
                                   --------  --------  --------
                                   TDM       TDM       TDM
Notes                              7,248     7,886     9,870
Less current maturities              727       796       581
                                   -----     -----     -----
Total                              6,521     7,090     9,289
                                   -----     -----     -----
                                   -----     -----     -----


Of the total long term debt amount, the equivalent of TDM 6,454 is borrowed in Danish Krona at an average interest rate of 10.19 % p.a.. As of November 30, 1994, the aggregate annual maturities of long-term debt for the next five years were:

1995 - TDM 727                1996 - TDM   705
1997 - TDM 638                1998 - TDM   638
1999 - TDM 638          after 1999 - TDM 3,902

Interest expense related to all debt was TDM 4,584 in 1994, compared to November 30, 1993 TDM 6,700 and compared to November 30, 1992 TDM 13,479. No significant differences existed between interest expense and interest paid.

The fair value of short and long term debt approximates the book value.

7. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Joint Venture operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Joint Venture to reduce certain of these risks, as explained in this note. The Joint Venture does not hold or issue financial instruments for trading purposes. The Joint Venture is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

a) Notional Amounts and Credit Exposures of Derivatives

The notional amounts of derivatives summarized in section b) do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Joint Venture through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (TDM):


                              November 30,1994
                             ----------------------
                             Notional      Credit
                             Amount        Exposure
                             -------       --------
Forwards                      30,753          203
Options purchased              3,142          131
                             -------        -----
                              33,895          334
                             -------        -----
                             -------        -----

The primary purpose of foreign exchange contracts is to hedge various intercompany loans. The Joint Venture also enters to a limited extent into forward exchange contracts and options to hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a 12 months time horizon.
The table below summarizes by major currency the contractual amounts of the Joint Venture's forward exchange and option contracts in German Marks. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the German Marks equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the German Marks equivalent of commitments to sell foreign currencies (TDM):


                                                          1994
                                                   ----------------
                                                      Buy      Sell
Italian Lira / US-Dollar                             11,044   10,739
Danish Krona                                          8,170    7,997
Pound Sterling                                        7,319    7,364
Greek Drachme / French Franc                          3,148    3,248
US-Dollar                                             3,142    3,000
Portuguese Escudo                                       677      685
Swedish Krona                                           395      367
                                                     ------   ------
                                                     33,895   33,400
                                                     ------   ------
                                                     ------   ------

c) Fair Value of Off Balance Sheet Financial Instruments

The following table presents the carrying amounts and fair values of the Joint Venture's off balance sheet financial instruments at November 30, 1994. The fair value is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale
(TDM):


                                                               1994
                                                       -----------------
                                                       Carrying     Fair
                                                       Amount      Value
                                                       ------      -----
Derivatives                                                  0       334

8. RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were DM 34.1 million in 1994, DM 28.3 million in 1993 and DM 32.9 million in 1992.

9. COMMITMENTS AND CONTINGENCIES

The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1994 (TDM):

               1995           15,632
               1996           11,091
               1997            3,020
               1998            1,092
               1999              741
               thereafter      1,455
                              ------
               Total          33,031
                             -------
                             -------

Rent expense for the twelve month period ended November 30, 1994, was approximately TDM 16,372, compared to November 30, 1993 approximately TDM 13,415 and compared to November 30, 1992 approximately TDM 10,341.

The Joint Venture is subject to lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions and environmental safety. As an integral part of the Joint Venture agreement, Henkel and Ecolab have provided certain representations and warranties against future expenditures arising from operations prior to July 1, 1991.

A subsidiary of the Joint Venture is named in an environmental legal action related to the conduct of its business prior to the formation of the Joint Venture on July 1, 1991. Based on the facts currently known to the Joint Venture, and after consultation with Legal Counsel, management believes that the Joint Venture is indemnified against any potential liability arising from such action under the terms and conditions of the Amended and Restated Umbrella Agreement dated June 26, 1991, by and between Henkel and Ecolab.

Therefore, the Joint Venture does not expect material adverse effects on its financial position, results of operations or liquidity from the outcome of these losses and claims.

The Joint Venture's customers are concentrated in Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1994, 1993 and 1992, and there were no significant accounts receivable from a single customer at November 30, 1994, 1993 and 1992. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

HENKEL-ECOLAB JOINT VENTURE


Schedule I - Valuation and Qualifying Accounts and Reserves
         (Thousands)

------------------------------------------------------------------------------
      Description             Balance,   Additions   Deductions   Balance,
                              Beg. of       (a)         from      Close of
                               Period                 Reserve      Period
                                                        (b)
------------------------------------------------------------------------------
  Period Ended
  November 30, 1992
  Allowance for           DM      7,527       2,880       1,440       8,967
    doubtful
    Accounts
                            ------------------------------------------------
                          DM      7,527       2,880       1,440       8,967
                            ================================================

  Period Ended
  November 30, 1993

  Allowance for           DM      8,967       6,616       3,132      12,451
    doubtful
    Accounts
                           ------------------------------------------------
                          DM      8,967       6,616       3,132      12,451
                           ================================================

  Period Ended
  November 30, 1994

  Allowance for           DM     12,451       5,245       4,213      13,483
    doubtful
    Accounts
                            ------------------------------------------------
                          DM     12,451       5,245       4,213      13,483
                            ================================================

(a) Provision for doubtful accounts
     (charged to expenses)

(b)  Items determined to be uncollectible,
      less recovery of amounts previously written off.

HENKEL-ECOLAB  JOINT VENTURE

  Schedule II - Property, Plant, and Equipment
               (Thousands)

-----------------------------------------------------------------------------------------

      Classification        Balance,   Additions   Retirement    Reclass-      Balance,
                            Beg. of        at          or       ification/     Close of
                             Period       Cost       Sales      Translation     Period
                                                                Adjustment
-----------------------------------------------------------------------------------------
Period Ended
  November 30, 1992

  Land                  DM      3,634         519          91           (126)      3,936

  Buildings and                42,374       2,159         210             33      44,356
    Improvements

  Machinery and                77,679      19,119       4,447         (2,451)     89,900
    Equipment

  Merchandising Equipment,    114,669      31,306       9,505         (6,458)    130,012
    Furniture and Fixtures

Construction in Progress        3,258       6,687         168         (1,082)      8,695
                          ---------------------------------------------------------------
                        DM    241,614      59,790      14,421        (10,084)    276,899
                          ===============================================================

Period Ended
  November 30, 1993

  Land                  DM      3,936       2,391           0           (197)      6,130

  Buildings and                44,356      18,071       1,895            703      61,235
    Improvements

  Machinery and                89,900      11,213       5,194           (769)     95,150
    Equipment

  Merchandising Equipment,    130,012      32,069      11,601            559     151,039
    Furniture and Fixtures

  Construction in Progress      8,695       2,539         172         (4,945)      6,117
                          ---------------------------------------------------------------
                        DM    276,899      66,283      18,862         (4,649)    319,671
                          ===============================================================

Period Ended
  November 30, 1994

  Land                  DM      6,130          74           0            (40)      6,164

  Buildings and                61,235       4,282         315          2,858      68,060
    Improvements

  Machinery and                95,150      10,273       1,251          2,457     106,629
    Equipment

  Merchandising Equipment,    151,039      34,220      13,721            972     172,510
    Furniture and Fixtures

  Construction in Progress      6,117       3,303         346         (6,988)      2,086
                          ---------------------------------------------------------------
                        DM    319,671      52,152      15,633           (741)    355,449
                          ===============================================================

HENKEL-ECOLAB  JOINT VENTURE

  Schedule III - Accumulated Depreciation and Amortization of Property, Plant,
                  and  Equipment
              (Thousands)



---------------------------------------------------------------------------------------------
                               Balance,   Additions   Retirement   Reclass-    Balance,
    Classification             Beg. of    Charged to      or      ification/   Close of
                                Period    Costs and     Sales    Translation    Period
                                           Expenses               Adjustment
---------------------------------------------------------------------------------------------


Period Ended
     November 30, 1992

Land                                388          72           0          (2)        458

Buildings and                    18,072       2,636          82         (64)     20,562
   Improvements

Machinery and                    44,846       9,976       4,302      (1,647)     48,873
   Equipment

Merchandising Equipment,         75,916      21,522       7,464      (4,550)     85,424
   Furniture and Fixtures
                            ------------------------------------------------------------
                          DM    139,222      34,206      11,848      (6,263)    155,317
                            ============================================================

Period Ended
     November 30, 1993


Land                                458          81           0         (21)        518

Buildings and                    20,562       3,624       1,686        (120)     22,380
   Improvements

Machinery and                    48,873       9,983       4,418      (1,261)     53,177
   Equipment

Merchandising Equipment,         85,424      22,129      10,154        (680)     96,719
   Furniture and Fixtures
                            ------------------------------------------------------------
                          DM    155,317      35,817      16,258      (2,082)    172,794
                            ============================================================

Period Ended
     November 30, 1994


Land                                518          86           0           2         606

Buildings and                    22,380       3,887         168         114      26,213
   Improvements

Machinery and                    53,177       9,784       1,037         612      62,536
   Equipment

Merchandising Equipment,         96,719      25,042      10,145         641     112,257
   Furniture and Fixtures
                            ------------------------------------------------------------
                          DM    172,794      38,799      11,350       1,369     201,612
                            ============================================================

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

 (3)A.              Restated Certificate of                      --
                    Incorporation - Incorporated
                    by reference to Exhibit (3)A
                    of the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1992.

    B.              By-Laws, as amended through                  E
                    February 25, 1995.

 (4)A.              Common Stock - see Exhibits                  --
                    (3)A and (3)B.

    B.              Form of Common Stock                         --
                    Certificate - Incorporated by
                    reference to Exhibit (4)A(ii)
                    of the Registrant's Form 10-K
                    Annual Report for the year
                    ended December 31, 1992.

    C.(i)           Amended and Restated Rights                  --
                    Agreement dated as of
                    February 14, 1986, as amended
                    and restated as of July 15,
                    1988 - Incorporated by
                    reference to Exhibit (4) of
                    the Company's Form 8-K dated
                    July 15, 1988.

      (ii)          First Amendment, dated as of                 --
                    September 10, 1990 to the
                    Amended and Restated Rights
                    Agreement - Incorporated by
                    reference to Exhibit (4) of
                    the Company's Current Report
                    on Form 8-K dated
                    September 11, 1990.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    D.              Note Agreement dated as of                   --
                    October 1, 1991 relating to
                    $100,000,000 9.68% Senior
                    Notes Due October 1, 2001
                    between the Company and the
                    insurance companies named
                    therein - Incorporated by
                    reference to Exhibit (4)F of
                    the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1991.

    E.              Multicurrency Credit                         E
                    Agreement dated as of
                    September 29, 1993, as
                    Amended and Restated as of
                    January 1, 1995, among the
                    Company, the financial
                    institutions party thereto,
                    Citibank, N.A., as Agent,
                    Citibank International Plc,
                    as Euro-Agent and Morgan
                    Guaranty Trust Company of New
                    York as Co-Agent.

    F.              Copies of other constituent                  --
                    instruments defining the
                    rights of holders of
                    long-term debt of the Company
                    and its subsidiaries are not
                    filed herewith, pursuant to
                    Section (b)(4)(iii) of Item
                    601 of Regulation S-K,
                    because the aggregate amount
                    of securities authorized
                    under each of such
                    instruments is less than 10%
                    of the total assets of the
                    Company and its subsidiaries
                    on a consolidated basis.  The
                    Company hereby agrees that it
                    will, upon request by the
                    Securities and Exchange
                    Commission, furnish to the
                    Commission a copy of each
                    such instrument.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

 (9)                Amended and Restated                         --
                    Stockholder's Agreement - See
                    Exhibit (10)S(iv) hereof.

(10)A.              Ecolab Inc. 1977 Stock                       --
                    Incentive Plan, as amended
                    through May  10, 1991 -
                    Incorporated by reference to
                    Exhibit (10)A of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1990.

    B.              Ecolab Inc. 1993 Stock                       --
                    Incentive Plan - Incorporated
                    by reference to Exhibit (10)B
                    of the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1992.

    C.              1988 Non-Employee Director                   --
                    Stock Option Plan as amended
                    through February 23, 1991 -
                    Incorporated by reference to
                    Exhibit (10)D of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1990.

    D.              1995 Non-Employee Director                   E
                    Stock Option Plan.  This Plan
                    will become effective only
                    upon approval by the
                    Stockholders of the Company
                    at the Company's Annual
                    Meeting scheduled to be held
                    May 12, 1995.

    E.              Non-Employee Director Stock-                 --
                    For-Retainer Plan -
                    Incorporated by reference to
                    Exhibit (10)E of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1991.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    F.              Form of Director                             --
                    Indemnification Agreement
                    dated August 11,  1989.
                    Substantially identical
                    agreements are in effect as
                    to each director of the
                    Company - Incorporated by
                    reference to Exhibit (19)A of
                    the Company's Form 10-Q for
                    the quarter ended
                    September 30, 1989.

    G.(i)           Deferred Compensation Plan                   --
                    for Non-Employee Directors
                    (1984) - Incorporated by
                    reference to Exhibit (10)F(i)
                    of the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1990.

      (ii)          First Declaration of                         --
                    Amendment to Deferred
                    Compensation Plan for Non-
                    Employee Directors (1984)
                    effective December 13, 1991 -
                    Incorporated by reference to
                    Exhibit (10)G(ii) of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1991.

    H.(i)           Deferred Compensation Plan                   --
                    for Non-Employee Directors -
                    1986 - Incorporated by
                    reference to Exhibit (10)F of
                    the Company's Form 10-K
                    Annual Report for the fiscal
                    year ended June 30, 1987.

      (ii)          First Declaration of                         --
                    Amendment to Deferred
                    Compensation Plan for Non-
                    Employee Directors - 1986,
                    effective December 13, 1991 -
                    Incorporated by reference to
                    Exhibit (10)H(ii) of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1991.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    I.              Ecolab Non-Employee                          --
                    Directors' Retirement Plan -
                    Incorporated by reference to
                    Exhibit (10)I of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1991.

    J.              Ecolab Executive Death                       E
                    Benefits Plan, as amended and
                    restated effective March 1,
                    1994.  See also Exhibit (10)P
                    hereof.

    K.              Ecolab Executive Long-Term                   E
                    Disability Plan, as amended
                    and restated effective
                    January 1, 1994.  See also
                    Exhibit (10)P hereof.

    L.              Ecolab Executive Financial                   --
                    Counseling Plan -
                    Incorporated by reference to
                    Exhibit (10)K of the
                    Company's Form 10-K Annual
                    Report for the year ended
                    December 31, 1992.

    M.(i)           Ecolab Supplemental Executive                E
                    Retirement Plan, as amended
                    and restated effective July
                    1, 1994.  See also Exhibit
                    (10)P hereof.

      (ii)          First Declaration of                         E
                    Amendment to Ecolab
                    Supplemental Executive
                    Retirement Plan effective as
                    of July 1, 1994.

    N.              Ecolab Mirror Savings Plan                   E
                    (formerly:  Ecolab Executive
                    Non-Qualified Deferred
                    Compensation Plan), as
                    amended and restated
                    effective September 1, 1994.
                    See also Exhibit (10)P
                    hereof.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    O.(i)           Ecolab Mirror Pension Plan                   E
                    effective July 1, 1994.  See
                    also Exhibit 10(P) hereof.

      (ii)          First Declaration of                         E
                    Amendment to Ecolab Mirror
                    Pension Plan effective as of
                    July 1, 1994.

    P.              The Ecolab Inc.                              --
                    Administrative Document for
                    Non-Qualified Benefit Plans
                    (Exhibit 10(P)) is
                    incorporated by reference in,
                    and is a part of, each of the
                    referenced Plan documents.

    Q.              Ecolab Management Performance                --
                    Incentive Plan - Incorporated
                    by reference to Exhibit (10)N
                    of the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1993.

    R.(i)           Severance Agreement dated                    --
                    March 19, 1990, between
                    Pierson M.  Grieve and the
                    Company - Incorporated by
                    reference to Exhibit (10)M of
                    the Company's Form 10-K
                    Annual Report for the year
                    ended December 31, 1989.

      (ii)          Amendment, dated as of                       --
                    February 26, 1994, to
                    Severance Agreement dated
                    March 19, 1994, between
                    Pierson M. Grieve and the
                    Company - Incorporated by
                    reference to Exhibit (10) of
                    the Company's Form 10-Q for
                    the quarter ended
                    September 30, 1994.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    S.(i)           Amended and Restated Umbrella                --
                    Agreement between Henkel KGaA
                    and Ecolab Inc. dated June 26,
                    1991 - Incorporated by
                    reference to Exhibit 13 of HC
                    Investments, Inc.'s and Henkel
                    KGaA's Amendment No. 4 to
                    Schedule 13D dated July 16,
                    1991.

      (ii)          Amended and Restated Joint                   --
                    Venture Agreement between
                    Henkel KGaA and Ecolab Inc.
                    dated June 26, 1991 -
                    Incorporated by reference to
                    Exhibit 14 of HC Investments,
                    Inc.'s and Henkel KGaA's
                    Amendment No. 4 to Schedule
                    13D dated July 16, 1991.

     (iii)          Amended and Restated ROW                     --
                    Purchase Agreement between
                    Henkel KGaA and Ecolab Inc.
                    dated June 26, 1991 -
                    Incorporated by reference to
                    Exhibit (7) of the Company's
                    Current Report on Form 8-K
                    dated July 11, 1991.

      (iv)          Amended and Restated                         --
                    Stockholder's Agreement
                    between Henkel KGaA and Ecolab
                    Inc. dated June 26, 1991 -
                    Incorporated by reference to
                    Exhibit 15 of HC Investments,
                    Inc.'s and Henkel KGaA's
                    Amendment No. 4 to Schedule
                    13D dated July 16, 1991.


                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

    T.              Agreement and Plan of Merger                 --
                    among Ecolab Inc., EKH, Inc.
                    I, EKH, Inc. II, EKH, Inc.
                    III, Kay Chemical Company, Kay
                    Chemical International, Inc.
                    and Kay Europe, Inc. dated
                    November 2, 1994 -
                    Incorporated by reference to
                    Exhibit (2) of the Company's
                    Current Report on Form 8-K
                    dated December 7, 1994.

(11)                Computation of Primary and                   E
                    Fully Diluted Earnings Per
                    Share.

(13)                Those portions of the                        E
                    Company's Annual Report to
                    Stockholders for the year
                    ended December 31, 1994 which
                    are incorporated by reference
                    into Parts I, II and IV
                    hereof.

(21)                List of Subsidiaries as of                   E
                    March 9, 1995.

(23)A.              Consent of Coopers & Lybrand                 --
                    L.L.P. to Incorporation by
                    Reference at page 29 hereof is
                    filed as a part hereof.

    B.              Consent of KPMG Deutsche                     E
                    Treuhand-Gesellschaft
                    Aktiengesellschaft.

(24)                Powers of Attorney.                          E



                                                             Paper (P) or
                                                             ------------
Exhibit No.         Document                                Electronic (E)
-----------         --------                                --------------

(27)                The Financial Data Schedule                   --
                    for the year ended
                    December 31, 1994, was
                    previously filed with the
                    financial statements for that
                    year which were included in
                    the Company's Current Report
                    on Form 8-K dated February 27,
                    1995, and is omitted from this
                    filing pursuant to Item
                    601(c)(11) of Regulation S-K.