Form 10-Q
period 1995-03-31
ECOLAB INC
filed 1995-05-12
CIK 31462

                                       FORM 10-Q
                           SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.   20549

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1995

                                       OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

   For the transition period from              to

   Commission File No. 1-9328
                                   ECOLAB INC.
               (Exact name of registrant as specified in its charter)

            Delaware                                       41-0231510
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                   Ecolab Center, St. Paul, Minnesota  55102
              (Address of principal executive offices)(Zip code)
                                 612-293-2233
              (Registrant's telephone number, including area code)


                              (Not Applicable)
           (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   Yes   X                       No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1995.
   67,891,450 shares of common stock, par value $1.00 per share.





                           PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                  First Quarter Ended   Year Ended
                                       March 31         December 31
   (thousands, except per share)   1995         1994       1994
                                       (unaudited)

   Net Sales                     $309,560    $274,913   $1,207,614

   Cost of Sales                  138,619     121,053      533,143

   Selling, General
     and Administrative Expenses  139,870     125,838      529,507

   Merger Costs and Expenses                                 8,000

   Operating Income                31,071      28,022      136,964

   Interest Expense, Net            2,573       4,039       12,909

   Income Before Income Taxes
     and Equity in Earnings of
     Joint Venture                 28,498      23,983      124,055

   Provision for Income Taxes      11,458       9,245       50,444
   Equity in Earnings of
     Henkel-Ecolab Joint Venture    1,355       1,880       10,951


   Net Income                    $ 18,395    $ 16,618   $   84,562

   Net Income Per Common Share   $   0.27    $   0.25   $     1.25

   Dividends Per Common Share    $  0.125    $   0.11   $    0.455
   Average Common Shares
     Outstanding                   67,742      67,563       67,550

   The first quarter ended March 31, 1994 has been restated. See notes to consolidated financial statements.

                                    ECOLAB INC.
                            CONSOLIDATED BALANCE SHEET

                                 March 31   March 31  December 31
   (thousands)                     1995       1994       1994
                                     (unaudited)
   ASSETS

   Cash and cash equivalents    $   91,492 $ 46,467   $   98,255

   Accounts receivable, net        174,593  150,119      168,807

   Inventories                     102,015   92,134      100,015

   Deferred income taxes            22,232   22,084       22,349
   Other current assets             14,802   12,709       11,753

   Current Assets                  405,134  323,513      401,179


   Property, Plant and Equipment,
     Net                           251,196  224,942      246,191

   Investment in Henkel-Ecolab
     Joint Venture                 301,651  259,177      284,570

   Other Assets                     91,862  109,422       88,416


   Total Assets                 $1,049,843 $917,054   $1,020,356

   March 31, 1994 has been restated. See notes to consolidated financial statements.

                                    (Continued)

                                    ECOLAB INC.
                        CONSOLIDATED BALANCE SHEET, Continued


                                 March 31   March 31  December 31
   (thousands, except per share)   1995      1994         1994
                                     (unaudited)
   LIABILITIES AND SHAREHOLDERS'
     EQUITY

   Short-term debt              $   42,444 $ 22,544   $   41,820

   Accounts payable                 78,474   72,146       76,905

   Compensation and benefits        41,441   34,933       56,445

   Income taxes                     19,982   16,747       13,113
   Other current liabilities        75,516   66,153       65,382

   Current Liabilities             257,857  212,523      253,665

   Long-Term Debt                  105,185  128,534      105,393

   Postretirement Health Care
     and Pension Benefits           75,608   77,830       70,882

   Other Liabilities               129,500   93,682      128,608

   Shareholders' equity (common
     stock, par value $1.00 per
     share; shares outstanding:
     March 31, 1995 -67,881;
     March 31, 1994 - 67,563;
     December 31, 1994 - 67,671)   481,693  404,485      461,808

   Total Liabilities and
     Shareholders' Equity       $1,049,843 $917,054   $1,020,356

   March 31, 1994 has been restated. See notes to consolidated financial statements.

                                    ECOLAB INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS

                                First Quarter Ended   Year Ended
                                     March 31         December 31
   (thousands)                    1995       1994         1994
                                    (unaudited)
   OPERATING ACTIVITIES
   Net income                   $18,395    $16,618    $ 84,562

   Adjustments to reconcile net
    income to cash provided by
    operating activities:
     Depreciation                15,892     14,127      56,867
     Amortization                 2,819      2,507      10,002
     Deferred income taxes         (274)        17       2,352
     Equity in earnings of
     joint venture, net of
       royalties received            29        137      (5,273)
     Other, net                      58       (380)        415
     Changes in operating assets
      and liabilities:
       Accounts receivable       (6,944)    (4,075)    (18,952)
       Inventories               (2,590)    (8,570)    (14,285)
       Other assets              (2,483)    (7,567)     (7,222)
       Accounts payable           1,538        229       1,587
       Other liabilities          1,296     12,474      44,293
   Cash provided by continuing
     operations                  27,736     25,517     154,346

   Cash provided by discontinued
     operations                                         15,000

   Cash provided by operating
     activities                 $27,736    $25,517    $169,346

   Bracketed amounts indicate a use of cash.

   The first quarter ended March 31, 1994 has been restated. See notes to consolidated financial statements.

                                    (Continued)

                                    ECOLAB INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS, Continued


                                 First Quarter Ended  Year Ended
                                      March 31        December 31
   (thousands)                    1995       1994        1994
                                    (unaudited)
   INVESTING ACTIVITIES
   Capital expenditures         $(22,221)  $(19,850)  $(88,457)
   Property disposals                292        617      4,836
   Sale of investments in
     securities                                   5      5,022
   Other, net                     (6,110)        91        459
   Cash used for investing
     activities                  (28,039)   (19,137)   (78,140)


   FINANCING ACTIVITIES
   Notes payable                     456      2,873      8,512
   Long-term debt, net              (143)    (2,908)   (14,621)
   Reacquired shares                 (14)    (1,077)    (7,889)
   Dividends                      (8,457)    (7,070)   (27,851)
   Kay shareholder distributions                        (2,288)
   Other, net                      1,747        698      3,301
   Cash used for financing
     activities                   (6,411)    (7,484)   (40,836)
   Effect of exchange rate
     changes on cash                 (49)    (1,061)      (757)

   INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS         (6,763)    (2,165)    49,613

   Cash and Cash Equivalents,
     at beginning of period       98,255     48,632     48,642

   Cash and Cash Equivalents,
     at end of period           $ 91,492   $ 46,467   $ 98,255

   Bracketed amounts indicate a use of cash.

   The first quarter ended March 31, 1994 has been restated. See notes to consolidated financial statements.

                                    ECOLAB INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Consolidated Financial Statements

   The unaudited consolidated statements of income for the first quarter ended March 31, 1995 and 1994, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. All financial data as of March 31, 1994 and for the three-month period then ended have been restated for the pooling of interests treatment of the Company's December 1994 merger with Kay Chemical Company and affiliates. The consolidated balance sheet data as of December 31, 1994 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

   Balance Sheet Information
                                 March 31   March 31  December 31
   (thousands)                     1995       1994       1994
                                     (unaudited)
   Accounts Receivable, Net
     Accounts receivable        $ 183,460  $ 158,130  $177,510
     Allowance for doubtful
       accounts                    (8,867)    (8,011)   (8,703)
         Total                  $ 174,593  $ 150,119  $168,807

   Inventories
     Finished goods             $  44,293  $  42,750  $ 42,955
     Raw materials and parts       61,163     51,968    60,251
     Excess of fifo cost over
       lifo cost                   (3,441)    (2,584)   (3,191)
         Total                  $ 102,015  $  92,134  $100,015

   Property, Plant and Equipment, Net
     Land                       $   6,400  $   6,572  $  6,348
     Buildings and leaseholds     109,057    106,085   107,259
     Machinery and equipment      174,977    164,077   174,203
     Merchandising equipment      265,114    226,077   257,766
     Construction in progress       5,915      4,238     6,236
                                  561,463    507,049   551,812
     Accumulated depreciation
       and amortization          (310,267)  (282,107) (305,621)
         Total                  $ 251,196  $ 224,942  $246,191

                                    ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Balance Sheet Information (Continued)
                                 March 31  March 31   December 31
   (thousands)                     1995      1994        1994
                                    (unaudited)
   Other Assets
     Intangible assets, net      $ 42,923  $ 40,683   $ 37,549
     Investments in securities      5,000     9,007      5,000
     Deferred income taxes         26,371    28,382     26,212
     Other                         17,568    31,350     19,655
       Total                     $ 91,862  $109,422   $ 88,416

   Short-Term Debt
     Notes payable               $ 25,844  $ 19,162   $ 25,302
     Long-term debt, current
       maturities                  16,600     3,382     16,518
       Total                     $ 42,444  $ 22,544   $ 41,820

   Shareholders' Equity
     Common stock                $ 69,834  $ 69,402   $ 69,659
     Additional paid-in capital   166,407   160,573    164,858
     Retained earnings            267,821   212,768    257,462
     Deferred compensation         (4,560)   (1,963)    (4,192)
     Cumulative translation        14,488    (8,166)     6,756
     Treasury stock               (32,297)  (28,129)   (32,735)
       Total                     $481,693  $404,485   $461,808


   Interest expense related to all debt was $3,932,000 and $4,668,000 for the first quarter ended March 31, 1995 and 1994, respectively, and $16,213,000 for the year ended December 31, 1994.

   Other noncurrent liabilities included income taxes payable of $94 million at March 31, 1995 and December 31, 1994 and $61 million at March 31, 1994.

                                    ECOLAB INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



   Kay Merger

   In connection with the Company's December 1994 merger with Kay Chemical Company, $8.0 million of merger costs and expenses ($6.9 million after-tax) were incurred and charged to expense in the fourth quarter of 1994. Also, Kay was a Subchapter S Corporation for income tax purposes and, accordingly, did not pay U.S. federal income taxes. Kay will be included in the Company's U.S. federal income tax return effective December 7, 1994, and, therefore, a net deferred tax liability and corresponding charge to income tax expense of $1.3 million was recorded in the fourth quarter of 1994.

   The table below includes unaudited pro forma net income and net income per share amounts which reflect the elimination of the nonrecurring merger costs and expenses in 1994 and pro forma adjustments to present income taxes on the basis on which they are being reported subsequent to the merger.

                                      First Quarter   Year Ended
                                       Ended March    December 31
   (thousands, except per share)          1994           1994
   Net income
     As reported                       $ 16,618       $ 84,562

     Merger costs and expenses                           6,900
     Kay net deferred tax liability                      1,300
     Kay Subchapter S status               (324)        (2,298)

     Pro forma                         $ 16,294       $ 90,464

   Net income per common share
     As reported                       $   0.25       $   1.25
     Pro forma                         $   0.24       $   1.34

                                 ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS   (Continued)




   Net Income Per Common Share

   Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Stock options did not have a significant dilutive effect.
   Geographic Segments

   The Company is a global developer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels, restaurants, foodservice, healthcare and educational facilities, quick-service (fast food) restaurants, dairy plants and farms, and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American and Kay's international operations. In addition the Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in the Henkel-Ecolab joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements below.

                                 First Quarter Ended  Year Ended
                                      March 31        December 31
   (thousands)                     1995      1994        1994
                                     (unaudited)
   Net Sales
     United States               $242,226  $216,855   $  942,070
     International                 67,334    58,058      265,544
       Total                     $309,560  $274,913   $1,207,614
   Operating Income
     United States               $ 29,525  $ 25,935   $  134,510
     International                  2,695     3,080       14,838
     Corporate                     (1,149)     (993)     (12,384)
           Total                 $ 31,071  $ 28,022   $  136,964

                                 ECOLAB INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Equity in Earnings of Henkel-Ecolab Joint Venture

   The Company's equity in earnings of the Henkel-Ecolab joint venture for the first quarter ended March 31, 1995 and 1994 and for the year ended December 31, 1994 was:

                                First Quarter Ended   Year Ended
                                      March 31        December 31
   (thousands)                    1995       1994        1994
                                    (unaudited)
   Joint venture

     Net sales                  $200,482   $175,068   $776,647

     Gross profit                111,534     97,162    440,993
     Income before income
       taxes                       8,583      9,050     48,389

     Net income                 $  4,291   $  4,399   $ 26,109

   Ecolab equity in earnings

     Ecolab equity in income    $  2,146   $  2,320   $ 13,605

     Ecolab royalty
     income from joint
       venture, net of
       income taxes                1,410      1,546      5,745

     Amortization expense
       for the excess of
       cost over the
       underlying net
       assets of the joint
       venture                    (2,201)    (1,986)    (8,399)

     Equity in earnings of
       Henkel-Ecolab
       joint venture            $  1,355   $  1,880   $ 10,951

   At March 31, 1995, the Company's investment in the Henkel-Ecolab joint venture included approximately $195 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                    REPORT OF INDEPENDENT ACCOUNTANTS

   To the Shareholders and Board of Directors
   Ecolab Inc.


        We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 1995 and 1994, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 and the related consolidated statements of income and cash flows for the year then ended is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.


                                       /s/Coopers & Lybrand L.L.P.
                                       COOPERS & LYBRAND L.L.P.



   Saint Paul, Minnesota
   April 18, 1995

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



   Results of Operations - First Quarter Ended March 31, 1995

   Net sales for the first quarter ended March 31, 1995 were $310 million, an increase of 13 percent over net sales of $275 million in the first quarter of last year. Both the Company's United States and International operations contributed to the sales increase over the last year.

   The gross margin for the first quarter of 1995 totaled $171 million, or 55.2 percent of net sales, an increase of 11 percent over the gross margin of $154 million or 56.0 percent of net sales in the first quarter of last year. The decrease in the gross margin ratio reflects increased raw material costs and limited selling price increases due to competitive pressure in several of the markets in which the Company does business. The Company is continually focusing on managing the impact of future raw material cost increases and the effects of competition in the marketplace to minimize the unfavorable impact on overall operating results.

   Selling, general and administrative expenses were $140 million, or
   45.2 percent of net sales, an increase of 11 percent from selling, general and administrative expenses of $126 million, or 45.8 percent of net sales in the first quarter of last year. The decrease in the ratio of these expenses to net sales was principally due to strong sales during the first quarter of 1995.

   Net income for the first quarter of 1995 was $18 million, or $0.27 per share, compared to net income of $17 million or $0.25 per share reported for the first quarter of last year. The comparison of net income was unfavorably affected by the loss of Kay's Subchapter S income tax status for 1995. Prior to its merger with Ecolab in December 1994, Kay was a Subchapter S Corporation for federal income tax purposes and, therefore, did not pay U.S. income taxes. Effective with the merger, Kay will be included in the Company's U.S. federal income tax return and, therefore, income tax expense no longer reflects the Subchapter S related tax benefit. On a pro forma basis, after adjustment to increase income tax expense in the first quarter of 1994 as if Kay was a tax paying entity, first quarter 1995 net income of $18 million, or $0.27 per share, increased 13 percent over pro forma net income of $16 million or $0.24 per share for the first quarter of last year. This improvement in first quarter net income reflected the benefits of higher sales and reduced net interest expense. These benefits were partially offset by lower equity in earnings of the Henkel-Ecolab joint venture and the negative effects of the devaluation of the Mexican Peso.

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


   For the first quarter of 1995, United States sales were $242 million and increased 12 percent over United States sales of $217 million for the first quarter of 1994. All of the Company's United States divisions contributed to the sales improvement over last year. United States sales continued to benefit from increased product volumes, new product introductions, an increased sales-and-service force and the general economic recovery in the hospitality and lodging industries. Institutional sales for the first quarter of 1995 increased 10 percent due to good warewashing product sales and double-digit growth in warewashing equipment and specialty product sales. The Pest Elimination Division continued its pattern of reporting double-digit sales growth with a 13 percent increase in sales. The Textile Care Division reported sales growth of 5 percent, with growth in sales to the commercial laundry, healthcare, shirt laundry and hospitality markets. Sales of the Janitorial Division improved 14 percent for the first quarter, due to continued strong growth of its Signature Label Program. Klenzade Division sales for the first quarter increased 15 percent over the comparable period of last year, with solid growth in each of the major market areas it serves, including double-digit growth in sales to the dairy plant market. Sales of Kay's United States operations increased 12 percent, reflecting growth in the large fast food chains which Kay serves and sales to new customers.

   Operating income of the Company's United States operations was $30 million for the first quarter ended March 31, 1995, an increase of 14 percent over operating income of $26 million for the first quarter of last year. The increase in United States operating income included a solid performance by the Institutional Division and double-digit operating income growth by all of the Company's other United States divisions. The operating income margin for the Company's United States operations was 12.2 percent for the first quarter of 1995, compared with 12.0 percent for the first quarter of last year. First quarter 1995 operating income reflected strong sales which were partially offset by higher raw material costs, competitive pricing pressures and continued investments in the sales-and-service force.

                               ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



   For the first quarter of 1995, sales of the Company's International Operations totaled $67 million, an increase of 16 percent over sales of $58 million in the first quarter of last year. The effects of currency translation did not have a significant impact on overall International sales growth. The Asia Pacific region reported a sales increase of 15 percent for the first quarter, with double-digit growth in Japan and East Asia. Sales in China decreased due to difficult local economic and business conditions. Sales in the Latin American region rose 30 percent over sales in the first quarter of last year. Latin America's sales increase reflected double-digit growth in most countries within the region including a continuation of significantly improved results in Brazil due to management changes and an improved economic environment. Sales in Mexico grew at double-digit rates in local currency; however, this improvement was more than offset by the negative effects of the devaluation of the Mexican Peso. Sales growth of Canadian operations was 6 percent in local currency; however, due to the negative effects of currency translation, reported sales for the first quarter of 1995 increased only one percent over last year. Sales of Kay's international operations increased 6 percent for the first quarter of 1995, as Kay continued to expand its service to the various locations in which its existing customers operate.

   Operating income of the Company's International operations was $2.7 million for the first quarter of 1995 and decreased 13 percent from operating income of $3.1 million for the first quarter of last year. The operating income margin of International operations decreased to 4.0 percent in the first quarter of 1995 from 5.3 percent in the first quarter of last year. International operating results included significantly improved results in Brazil. However, International operating income was negatively affected by a $0.9 million pre-tax charge to earnings related to the devaluation of the Mexican Peso and by investments in management and the sales-and-service force in the Asia Pacific region. Excluding the effects of the Peso devaluation, International operating income increased 17 percent for the first quarter of 1995.

                                 ECOLAB INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



   The Company reported $1.4 million of equity in earnings of the Henkel-Ecolab joint venture for the first quarter of 1995 compared to $1.9 million reported for the first quarter of last year.
   These results reflect weak conditions in the European hospitality industry, particularly in the joint venture's key market of Germany.

   Corporate operating expense was $1 million for the first quarter and represented overhead cost directly related to the joint venture.

   Net interest expense of $3 million for the first quarter ended
   March 31, 1995 decreased 36 percent from last year's net interest expense of $4 million. This decrease was principally due to interest income earned on higher levels of cash and cash equivalents.

   The provision for income taxes for the first quarter of 1995 reflected an estimated annual effective rate of 40.2 percent and compared to 38.5 percent for the first quarter of last year. This increase reflects the loss of Kay's Subchapter S status. On a pro forma basis, including an adjustment to increase income tax expense in 1994's first quarter as if Kay was a tax paying entity, the estimated annual effective income tax rate was 39.9 percent, and was essentially equivalent to the first quarter of 1995. Financial Position and Liquidity

   Total debt at March 31, 1995 was $148 million, essentially unchanged from total debt levels at year-end 1994. The ratio of total debt to capitalization at March 31, 1995 was 23 percent, a slight decrease from the December 31, 1994 total debt to capitalization ratio of 24 percent.

   Cash provided by continuing operations was $28 million, a 9 percent increase over cash provided by continuing operations of $26 million in the first quarter of last year. Strong earnings growth was a significant factor in this cash flow improvement.

                       PART II.  OTHER INFORMATION

   Item 6.        Exhibits and Reports on Form 8-K

          (a) The following documents are filed as exhibits to this report:

               (15) Letter regarding unaudited interim financial information.

               (27)  Financial Data Schedule.
          (b)  Reports on Form 8-K:

               No Current Reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                SIGNATURE
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ECOLAB INC.



   Date:  May 9,1995             By:/s/Michael E. Shannon
                                    Michael E. Shannon
                                    Vice Chairman, Chief Financial
                                    and Administrative Officer
                                    (duly authorized officer and
                                    Principal Financial Officer)