Form 10-Q
period 1995-06-30
ECOLAB INC
filed 1995-08-08
CIK 31462

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

   (Mark One)

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended June 30, 1995

                                        OR

   [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                to

   Commission File No. 1-9328

                                 ECOLAB INC.
         (Exact name of registrant as specified in its charter)

           Delaware                                        41-0231510
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification No.)

                    Ecolab Center, St. Paul, Minnesota  55102
                (Address of principal executive offices)
                                (Zip Code)

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

   Yes   X        No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995.

   64,415,414 shares of common stock, par value $1.00 per share.


                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                                     Second Quarter Ended
                                                           June 30
   (thousands, except per share)                       1995        1994
                                                          (unaudited)
   Net Sales                                        $333,414     $299,182

   Cost of Sales                                     149,324      130,961

   Selling, General
     and Administrative Expenses                     143,748      132,259

   Operating Income                                   40,342       35,962

   Interest Expense, Net                               2,444        3,303

   Income Before Income Taxes
     and Equity in Earnings of
     Joint Venture                                    37,898       32,659

   Provision for Income Taxes                         15,235       12,108

   Equity in Earnings of Henkel-Ecolab
     Joint Venture                                     3,175        3,211

   Net Income                                       $ 25,838     $ 23,762


   Net Income Per Common Share                      $   0.38     $   0.35

   Dividends Per Common Share                       $  0.125     $   0.11

   Average Common Shares Outstanding                  67,444       67,521


   The second quarter ended June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   ECOLAB INC.
                         CONSOLIDATED STATEMENT OF INCOME
                                          Six Months Ended     Year Ended
                                               June 30         December 31
   (thousands, except per share)          1995        1994         1994
                                             (unaudited)
   Net Sales                           $642,974     $574,095   $1,207,614

   Cost of Sales                        287,943      252,014      533,143

   Selling, General
     and Administrative Expenses        283,618      258,097      529,507

   Merger Costs and Expenses                                        8,000

   Operating Income                      71,413       63,984      136,964

   Interest Expense, Net                  5,017        7,342       12,909

   Income Before Income Taxes
     and Equity in Earnings of
     Joint Venture                       66,396       56,642      124,055

   Provision for Income Taxes            26,693       21,353       50,444

   Equity in Earnings of Henkel-Ecolab
     Joint Venture                        4,530        5,091       10,951


   Net Income                          $ 44,233     $ 40,380   $   84,562


   Net Income Per Common Share         $   0.65     $   0.60   $     1.25

   Dividends Per Common Share          $   0.25     $   0.22   $    0.455

   Average Common Shares Outstanding     67,593       67,542       67,550

   The six months ended June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   ECOLAB INC.
                            CONSOLIDATED BALANCE SHEET


                                        June 30      June 30    December 31
   (thousands)                            1995         1994         1994
                                             (unaudited)

   ASSETS

   Cash and cash equivalents            $   20,333   $ 65,300   $   98,255

   Accounts receivable, net                178,661    151,348      168,807

   Inventories                             108,878     98,748      100,015

   Deferred income taxes                    22,421     22,220       22,349

   Other current assets                     13,496     13,257       11,753

   Current Assets                          343,789    350,873      401,179


   Property, Plant and Equipment,
     Net                                   263,320    230,178      246,191


   Investment in Henkel-Ecolab
     Joint Venture                         310,624    269,748      284,570



   Other Assets                             98,135    101,898       88,416


   Total Assets                         $1,015,868   $952,697   $1,020,356


   June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                      CONSOLIDATED BALANCE SHEET, Continued


                                        June 30       June 30   December 31
   (thousands, except per share)         1995          1994         1994
                                             (unaudited)
   LIABILITIES AND SHAREHOLDERS'
     EQUITY

   Short-term debt                    $   49,213     $ 19,302   $   41,820

   Accounts payable                       71,936       72,745       76,905

   Compensation and benefits              48,142       42,631       56,445

   Income taxes                           15,588       19,331       13,113

   Other current liabilities              75,110       61,360       65,382

   Current Liabilities                   259,989      215,369      253,665

   Long-Term Debt                        130,150      121,398      105,393

   Postretirement Health Care
     and Pension Benefits                 77,533       81,413       70,882

   Other Liabilities                     129,628      110,756      128,608


   Shareholders' Equity (common stock,
     par value $1.00 per share;
     shares outstanding:  June 30,
     1995 - 64,391; June 30, 1994
     - 67,444; December 31, 1994
     - 67,671)                           418,568      423,761      461,808


   Total Liabilities and
     Shareholders' Equity             $1,015,868     $952,697   $1,020,356


   June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   ECOLAB INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS



                                            Six Months Ended     Year Ended
                                                 June 30         December 31
   (thousands)                               1995       1994         1994
                                               (unaudited)
   OPERATING ACTIVITIES
   Net income                               $44,233   $40,380     $ 84,562

   Adjustments to reconcile net
     income to cash provided by
     operating activities:
     Depreciation                            32,235    28,341       56,867
     Amortization                             6,657     4,902       10,002
     Deferred income taxes                     (393)     (184)       2,352
     Equity in earnings of joint venture,
       net of royalties received             (1,526)   (1,725)      (5,273)
     Other, net                                 147      (765)         415
     Changes in operating assets and
       liabilities:
       Accounts receivable                   (8,542)   (5,467)     (18,952)
       Inventories                           (7,716)  (15,266)     (14,285)
       Other assets                         (10,620)   (7,745)      (7,222)
       Accounts payable                      (5,779)      927        1,587
       Other liabilities                      3,550    36,788       44,293
   Cash provided by continuing operations    52,246    80,186      154,346

   Cash provided by discontinued
     operations                                                     15,000

   Cash provided by operating activities    $52,246   $80,186     $169,346


   Bracketed amounts indicate a use of cash.

   The six months ended June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued


                                            Six Months Ended     Year Ended
                                                  June 30        December 31
   (thousands)                               1995       1994         1994
                                               (unaudited)

   INVESTING ACTIVITIES
   Capital expenditures                    $(49,097)  $(40,027)   $ (88,457)
   Property disposals                           772      1,348        4,836
   Sale of investments in securities                         9        5,022
   Other, net                                (4,786)     5,653          459
   Cash used for investing activities       (53,111)   (33,017)     (78,140)



   FINANCING ACTIVITIES
   Notes payable                              5,802        830        8,512
   Long-term debt, net                       24,564    (11,174)     (14,621)
   Reacquired shares                        (89,676)    (6,253)      (7,889)
   Dividends                                (16,994)   (14,011)     (27,851)
   Kay shareholder distributions                          (426)      (2,288)
   Other, net                                  (709)     1,651        3,301
   Cash used for financing activities       (77,013)   (29,383)     (40,836)

   Effect of exchange rate
     changes on cash                            (44)    (1,118)        (757)

   INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                   (77,922)    16,668       49,613

   Cash and Cash Equivalents,
     at beginning of period                  98,255     48,632       48,642

   Cash and Cash Equivalents,
     at end of period                      $ 20,333   $ 65,300    $  98,255

   Bracketed amounts indicate a use of cash.

   The six months ended June 30, 1994 has been restated. See notes to consolidated financial statements.

                                   ECOLAB INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   Consolidated Financial Statements

   The unaudited consolidated statements of income for the second quarter and the six months ended June 30, 1995 and 1994, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. All financial data as of June 30 and for the second quarter and six month periods then ended have been restated for the pooling of interests treatment of the Company's December 1994 merger with Kay Chemical Company and affiliates. The consolidated balance sheet data as of December 31, 1994 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

   Balance Sheet Information
                                         June 30      June 30    December 31
   (thousands)                             1995         1994        1994
                                              (unaudited)
   Accounts Receivable, Net
    Accounts receivable                 $ 187,426     $ 159,539   $ 177,510
    Allowance for doubtful accounts        (8,765)       (8,191)     (8,703)
      Total                             $ 178,661     $ 151,348   $ 168,807


   Inventories
    Finished goods                      $  47,323     $  46,275   $  42,955
    Raw materials and parts                65,045        55,092      60,251
    Excess of fifo cost over lifo cost    (3,490)        (2,619)     (3,191)
      Total                             $ 108,878     $  98,748   $ 100,015


   Property, Plant and Equipment, Net
     Land                               $   6,783     $   6,566   $   6,348
     Buildings and leaseholds             110,733       106,867     107,259
     Machinery and equipment              180,003       167,683     174,203
     Merchandising equipment              271,217       234,195     257,766
     Construction in progress               7,537         3,302       6,236
                                          576,273       518,613     551,812
     Accumulated depreciation
       and amortization                  (312,953)     (288,435)   (305,621)
         Total                          $ 263,320     $ 230,178   $ 246,191

                                   ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


   Balance Sheet Information (Continued)
                                        June 30     June 30     December 31
   (thousands)                            1995        1994         1994
                                            (unaudited)

   Other Assets
     Intangible assets, net            $ 43,044     $ 39,758     $ 37,549
     Investments in securities            5,000        9,007        5,000
     Deferred income taxes               26,609       28,507       26,212
     Other                               23,482       24,626       19,655
       Total                           $ 98,135     $101,898     $ 88,416

   Short-Term Debt
     Notes payable                     $ 32,550     $ 17,065     $ 25,302
     Long-term debt, current
       maturities                        16,663        2,237       16,518
       Total                           $ 49,213     $ 19,302     $ 41,820

   Shareholders' Equity
     Common stock                      $ 69,902     $ 69,673     $ 69,659
     Additional paid-in capital         167,127      161,363      164,858
     Retained earnings                  285,605      229,103      257,462
     Deferred compensation               (4,013)      (1,739)      (4,192)
     Cumulative translation              21,865       (1,319)       6,756
     Treasury stock                    (121,918)     (33,320)     (32,735)
       Total                           $418,568     $423,761     $461,808

   Interest expense related to all debt was $7,770,000 and $8,592,000 for the six months ended June 30, 1995 and 1994, respectively, and $16,213,000 for the year ended December 31, 1994.

   Other noncurrent liabilities included income taxes payable of $94 million at June 30, 1995 and December 31, 1994, and $79 million at June 30, 1994.

   During June 1995, shareholders' equity decreased due to the purchase of 3.5 million shares of the Company's common stock at $25.00 per share pursuant to the terms of a "Dutch Auction" self-tender offer.

                                   ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




   Kay Merger

   In connection with the Company's December 1994 merger with Kay Chemical Company, $8.0 million of merger costs and expenses ($6.9 million after-tax) were incurred and charged to expense in the fourth quarter of 1994. Also, Kay was a Subchapter S Corporation for income tax purposes and, accordingly, did not pay U.S. federal income taxes. Kay has been included in the Company's U.S. federal income tax return effective December 7, 1994 and, therefore, a net deferred tax liability and corresponding charge to income tax expense of $1.3 million was recorded in the fourth quarter of 1994.

   The table below includes unaudited pro forma net income and net income per share amounts which reflect the elimination of the nonrecurring merger costs and expenses in 1994 and pro forma adjustments to present income taxes on the basis on which they are being reported subsequent to the merger.

                                Second Quarter   Six Months  Year Ended
                                Ended June 30  Ended June 30 December 31
   (thousands except per share)      1994          1994         1994
   Net income
     As reported                   $ 23,762       $ 40,380     $ 84,562

     Merger costs and expenses                                    6,900
     Kay net deferred tax
       liability                                                  1,300
     Kay Subchapter S status           (806)        (1,130)      (2,298)
     Pro forma                     $ 22,956       $ 39,250     $ 90,464



   Net income per common share
     As reported                   $   0.35       $   0.60     $   1.25
     Pro forma                     $   0.34       $   0.58     $   1.34


                                   ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



   Net Income Per Common Share

   Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Stock options did not have a significant dilutive effect.

   Geographic Segments

   The Company is a global developer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels, restaurants, foodservice, healthcare and educational facilities, quick-service (fast food) restaurants, dairy plants and farms, and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American and Kay's international operations. In addition, the Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in the Henkel-Ecolab joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements.

                       Second Quarter       Six Months       Year Ended
                       Ended June 30       Ended June 30     December 31
   (thousands)         1995      1994      1995      1994       1994
                         (unaudited)        (unaudited)
   Net Sales
     United States   $255,030  $234,832  $497,256  $451,687  $  942,070
     International     78,384    64,350   145,718   122,408     265,544
       Total         $333,414  $299,182  $642,974  $574,095  $1,207,614

   Operating Income
     United States   $ 35,937  $ 34,857  $ 65,462  $ 60,792  $  134,510
     International      5,619     2,317     8,314     5,397      14,838
     Corporate         (1,214)   (1,212)   (2,363)   (2,205)    (12,384)
       Total         $ 40,342  $ 35,962  $ 71,413  $ 63,984  $  136,964


                                   ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

   Equity in Earnings of Henkel-Ecolab Joint Venture

   The Company's equity in earnings of the Henkel-Ecolab joint venture for the second quarter and six months ended June 30, 1995 and 1994 and for the year ended December 31, 1994 was:

                           Second Quarter       Six Months       Year Ended
                            Ended June 30      Ended June 30     December 31
   (thousands)             1995      1994      1995      1994       1994
                            (unaudited)         (unaudited)
   Joint venture

     Net sales           $238,289  $189,699  $438,771  $364,767  $776,647

     Gross profit         133,641   107,933   245,175   205,095   440,993

     Income before
      income taxes         14,034    14,546    22,617    23,596    48,389

     Net income          $  7,696  $  7,615  $ 11,987  $ 12,014  $ 26,109


   Ecolab equity in earnings

     Ecolab equity in
       net income        $  3,848  $  3,927  $  5,994  $  6,247  $ 13,605

     Ecolab royalty
       income from joint
       venture, net of
       income taxes         1,707     1,331     3,117     2,877     5,745

     Amortization expense
       for the excess of
       cost over the
       underlying net
       assets of the joint
       venture             (2,380)   (2,047)   (4,581)   (4,033)   (8,399)

     Equity in earnings of
       Henkel-Ecolab
       joint venture     $  3,175  $  3,211  $  4,530  $  5,091  $ 10,951

   At June 30, 1995, the Company's investment in the Henkel-Ecolab joint venture included approximately $200 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                        REPORT OF INDEPENDENT ACCOUNTANTS



   To the Shareholders and Board of Directors
   Ecolab Inc.



        We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 1995 and 1994, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994, and the consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

        We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.





                                             /s/ Coopers & Lybrand L.L.P
                                             COOPERS & LYBRAND L.L.P.


   Saint Paul, Minnesota
   July 20, 1995

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Results of Operations - Second Quarter And Six Months Ended
   June 30, 1995

   Net sales for the second quarter ended June 30, 1995 were $333 million, an increase of 11 percent over net sales of $299 million in the second quarter of last year. For the first six months of 1995, net sales were $643 million and increased 12 percent over sales of $574 million in the first six months of last year. Both the Company's United States and International operations contributed to these sales improvements.

   The gross profit margin for the second quarter of 1995 was 55.2 percent of net sales, compared to a gross profit margin of 56.2 percent of net sales in the second quarter of last year. For the six month period, the 1995 gross profit margin declined to 55.2 percent of net sales from 56.1 percent of net sales during the first six months of last year. The decreases in the gross profit margins for 1995 reflect increased raw material costs. In addition, selling price increases have been limited during 1995 due to competitive pressures in several of the markets in which the Company does business. Recently, raw material costs have stabilized; however, management continues to focus on competition in the marketplace to minimize any impact on overall operating results.

   For the second quarter of 1995, selling, general and administrative expenses totaled $144 million, or 43.1 percent of net sales and increased 9 percent over selling, general and administrative expenses of $132 million or 44.2 percent of net sales in the second quarter of 1994. Selling, general and administrative expenses totaled $284 million or 44.1 percent of net sales for the first six months of 1995, an increase of 10 percent over selling, general and administrative expenses of $258 million or 45.0 percent of net sales in the first six months of last year. The decreases in the ratios of these expenses to net sales were primarily due to strong sales during 1995 and to the Company's continued cost control efforts.

   Net income for the second quarter of 1995 was $26 million or $0.38 per share compared to net income of $24 million or $0.35 per share in the second quarter of last year. Net income was $44 million or $0.65 per share for the first six months of 1995 and compared to net income of $40 million, or $0.60 per share in the first six months of last year. These comparisons of net income were unfavorably affected by the loss of Kay's Subchapter S income tax status for 1995. Prior to its merger with Ecolab in December 1994, Kay was a Subchapter S corporation for federal income tax purposes and, therefore, did not pay U.S. income taxes. Effective

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



   with the merger, Kay has been included in the Company's U.S. federal income tax return and, therefore, income tax expense no longer reflects the Subchapter S related tax benefit. On a pro forma basis, after adjustment to increase income tax expense in the second quarter of 1994 as if Kay was a tax paying entity, second quarter 1995 net income of $26 million increased 13 percent over last year's pro forma net income of $23 million. Second quarter 1995 net income per share of $0.38 increased 12 percent over pro forma net income per share of $0.34 for the second quarter of last year. For the first six months, net income of $44 million represented an increase of 13% over pro forma net income of $39 million in the first six months of last year and net income per share of $0.65 increased 12 percent over pro forma net income per share of $0.58. These net income improvements reflected the benefits of higher sales, cost controls and reduced net interest expense.

   Net sales for the Company's United States operations totaled $255 million for the second quarter of 1995, a 9 percent increase over United States sales of $235 million in the second quarter of last year. United States sales for the first six months of 1995 were $497 million and increased 10 percent over sales of $452 million for the comparable period of last year. United States sales continued to benefit from increased product volumes, new product introductions, an increased sales and service force and the general economic recovery in the hospitality and lodging industries. Sales of the U.S. Institutional Division increased 6 percent for the second quarter and 8 percent for the first six months due to good warewashing product sales and double digit growth in Institutional's Ecotemp warewashing program and in specialty product sales. The Pest Elimination Division continued its pattern of double digit sales growth with a 12 percent sales increase over last year for both the second quarter and six-month periods. The Textile Care Division reported 6 percent sales growth for both the second quarter and the six months, with growth in the commercial laundry, healthcare and hospitality markets. Sales of the Janitorial Division decreased 3 percent for the second quarter and increased 5 percent for the first six months of 1995. Janitorial products sold through distributors enjoyed good growth for both the second quarter and six month periods; however, sales of the division's Signature Label program compared against a strong second quarter of last year. The Klenzade Division reported sales growth of 13 percent for the second quarter and 14 percent for the six months with strong growth in all of its major markets, principally due to new customers and new product introductions. Sales of Kay's U.S. operations increased 10 percent for the second quarter and 11 percent for the first six months due to good growth in the large fast food chains which Kay serves and to new customers. Sales of the recently formed Water Care Division were not significant during the first half of 1995.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



   Second quarter 1995 operating income for the Company's U.S. operations was $36 million, an increase of 3 percent over operating income of $35 million in the second quarter of last year. For the first six months of 1995, U.S. operating income was $65 million and increased 8 percent over operating income of $61 million for the comparable period of last year. Operating income growth of the U.S. Institutional Division was flat for both the second quarter and six month periods. All of the Company's other U.S. businesses recorded double digit operating income growth for both the second quarter and six month periods with the exceptions of the Klenzade Division with solid single digit growth for the second quarter and the start-up Water Care operations. The operating income margins for the Company's United States operations were 14.1 percent for the second quarter compared to 14.8 percent for the second quarter of last year and 13.2 percent for the first six months of 1995 compared to 13.5 percent for the same period of last year. Operating income for 1995 reflected strong sales which were offset by higher raw material costs, competitive pricing pressures and the annualized effect of last year's investments in the sales and service force.

   Sales of the Company's International Operations totaled $78 million for the second quarter ended June 30, 1995, an increase of 22 percent over sales of $64 million for the second quarter of 1994. For the six-month period, International sales of $146 million increased 19 percent over sales of $122 million for the comparable period of last year. Changes in currency translation effected certain regions of International's operations; however, did not have a significant impact on overall International sales growth. International's Asia Pacific region reported sales growth of 24 percent for the second quarter and 20 percent for the first six months of 1995 with good growth in Japan and double digit growth in East Asia. Sales in China decreased due to difficult local economic and business conditions. Sales in the Asia Pacific region also benefited from changes in currency translation. Sales for the Latin American region increased 25 percent for the second quarter and 27 percent for the six- month period. The sales increases included a continuation of significantly improved results in Brazil due to management changes and an improved economic environment. Sales in Mexico grew at approximately a 10 percent rate for each period in local currencies; however, these improvements were more than offset by the negative effects of the devaluation of the Mexican Peso. Sales in Canada increased 3 percent for the second quarter of 1995 and were not impacted by currency rate changes. Canada had 5 percent sales growth for the six-month period in local currency; however, due to the negative effects of currency translation, reported sales increased by only 2 percent. Sales of Kay's international operations increased 31 percent for the second quarter and 19 percent for the six months, as Kay continued to expand its offerings to the various international locations in which its existing customers operate.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


   The Company's International Operations reported operating income for the second quarter of $6 million, a 143 percent increase over the second quarter of last year and six-month operating income of $8 million, a 54 percent increase over the comparable period of last year. International operating income margins improved significantly, reaching 7.2 percent for the second quarter of 1995 compared to 3.6 percent for the second quarter of 1994 and 5.7 percent for the first six months versus 4.4 percent in the prior year. International operating income comparisons for the second quarter benefited from a $1 million charge which was incurred in the second quarter of last year due to the government's new economic and monetary plan in Brazil. For the six months, operating income in 1995 was negatively affected by a $0.9 million pre-tax charge in the first quarter of 1995 related to the devaluation of the Mexican peso. International's operating income growth included significantly improved results in Brazil and double digit growth in the Asia Pacific region and in Kay's international operations. Operating income in Canada declined for both the second quarter and six-month periods. International's operating income growth is expected to moderate during the second half of 1995 due to comparisons against last year's stronger operating results in Brazil.

   The Company reported equity in earnings of the Henkel-Ecolab joint venture of $3 million for the second quarter, virtually unchanged from last year, and $5 million for the six-month period, an 11 percent decrease from the comparable period of last year. These results, which were favorably affected by currency rate changes, reflected the weak conditions in the European hospitality industry, particularly in the joint venture's key market of Germany. Recent management changes have been made at the joint venture; however, the Company anticipates that its equity in the earnings of the joint venture will be below last year's levels for the second half of 1995.

   Corporate operating expense was $1 million for the second quarter and $2 million for the first six months of 1995. Corporate operating expense represented overhead costs directly related to the joint venture.

   Net interest expense was $2 million for the second quarter and $5 million for the first six months of 1995 and declined significantly from the comparable periods of last year. These decreases were principally due to interest income earned on higher levels of cash and cash equivalents.

   The provision for income taxes for both the second quarter and first six months of 1995 reflected an estimated effective rate of 40.2 percent and compared to 37.1 percent for the second quarter and 37.7 percent for the first six months of last year. These increases reflect the loss of Kay's Subchapter S status. On a pro forma basis, including an adjustment to increase income tax expense in 1994 as if Kay were a tax-paying entity, the estimated annual effective income tax rates were approximately 40 percent for both periods and were essentially equivalent to the 1995 rate.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



   Financial Position and Liquidity

   During June 1995, Ecolab purchased approximately 3.5 million shares (approximately 5 percent of the Company's total outstanding shares) of the Company's common stock. These shares were purchased at a price of $25.00 per share pursuant to the terms of a "Dutch Auction" self-tender offer.
   The total purchase price for these shares was approximately $89 million and was funded by excess cash and by approximately $30 million of borrowings under the Company's credit agreements. Although the timing of the share purchase had virtually no impact on net income per share for the second quarter and six-month periods of 1995, the Company's per share earnings will benefit slightly during the second half of 1995 due to the lower level of shares outstanding. In addition, the Company may purchase approximately
   2.5 million additional shares from time to time through open and privately negotiated transactions to complete the remaining portion of a six million share repurchase program which was authorized by the Company's Board of Directors in May 1995.

   Total debt at June 30, 1995 was $179 million, an increase of $32 million from total debt of $147 million at year end 1994. The ratio of total debt to capitalization rose to 30 percent at June 30, 1995 from 24 percent at year end 1994. The increase in the ratio of total debt to capitalization was due to the decrease in shareholders' equity which resulted from the purchase of common stock, as well as from the higher debt levels.

   Cash provided by continuing operations was $52 million for the six months ended June 30, 1995 compared to operating cash flows of $80 million for the first six months of last year. Cash provided by continuing operations ("Other Liabilities") for the first six months of 1994 included a one-time benefit from the receipt of an $18 million income tax refund related to prior years.

   In July 1995, the Company obtained commitments for a private placement debt arrangement with a group of insurance companies. Under the arrangement, the Company expects to incur $75 million of long-term debt in January 1996 at an interest rate of 7.19 percent and for a term of ten years. Proceeds from the debt will be used for general corporate purposes.

                           PART II.  OTHER INFORMATION


   Item 4.     Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Stockholders was held on May 12, 1995. At the meeting, 90.43 percent of the outstanding shares of the Company's voting stock was represented in person or by proxy. The first proposal voted upon was the election of four Class III Directors for a term ending at the annual meeting in 1998. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

                                                FOR        WITHHELD
                    Pierson M. Grieve        61,088,190     280,357
                    Philip L. Smith          61,115,938     252,609
                    Hugo Uyterhoeven         61,130,453     238,094
                    Albrecht Woeste          61,109,117     259,430

               In addition, the terms of office of the following directors continued after the meeting: Class I Directors for a term ending at the annual meeting in 1996 - James J. Howard, Jerry
               W. Levin, Reuben F. Richards, Richard L. Schall and Roland Schulz; and Class II Directors for a term ending in 1997 - Ruth S. Block, Russell G. Cleary, Allan L. Schuman and Michael E. Shannon.

               The second proposal voted upon was the approval of the Ecolab Inc. 1995 Non-Employee Director Stock Option Plan. The plan was approved as follows:

                       FOR               AGAINST          ABSTAIN
                    54,577,423          5,938,987         852,137

               The third proposal voted upon was the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1995. The appointment was ratified as follows:

                       FOR               AGAINST          ABSTAIN
                    61,110,275           180,686           77,586

               As to each proposal, there were no broker non-votes.

   Item 6.     Exhibits and Reports on Form 8-K

               (a) The following documents are filed as exhibits to this report:

                    (15) Letter regarding unaudited interim financial information.

                    (27)  Financial Data Schedule

                    (b)   Reports on Form 8-K:

                          During the quarter ended June 30, 1995, the Company filed three Current Reports on Form 8-K, dated May 12, May 17 and June 15, 1995, reporting, respectively: (i) announcement of a six million share repurchase program including a three million share self-tender offer; (ii) commencement of the three million share "Dutch Auction" self-tender offer; and (iii) preliminary results of the "Dutch Auction" self-tender offer.


                                    SIGNATURE


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ECOLAB INC.



   Date:  August 8, 1995       By: /s/ Michael E. Shannon
                                   Michael E. Shannon
                                   Vice Chairman, Chief Financial
                                   and Administrative Officer
                                   (duly authorized officer and
                                   Principal Financial Officer)