Form 10-Q
period 1995-09-30
ECOLAB INC
filed 1995-11-09
CIK 31462

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549


        (Mark One)

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

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

        Yes   X        No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995.

        64,628,051 shares of common stock, par value $1.00 per share.

                           PART I - FINANCIAL INFORMATION

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME

                                                           Third Quarter Ended
                                                              September 30
        (thousands, except per share)                       1995        1994
                                                               (unaudited)
        Net Sales                                        $348,519     $320,408


        Cost of Sales                                     156,594      140,939

        Selling, General
          and Administrative Expenses                     142,643      133,785

        Operating Income                                   49,282       45,684


        Interest Expense, Net                               3,436        3,206

        Income Before Income Taxes
          and Equity in Earnings of
          Joint Venture                                    45,846       42,478

        Provision for Income Taxes                         17,979       16,447


        Equity in Earnings of Henkel-Ecolab
          Joint Venture                                     2,010        2,456

        Net Income                                       $ 29,877     $ 28,487


        Net Income Per Common Share                      $   0.46     $   0.42


        Dividends Per Common Share                       $  0.125     $   0.11

        Average Common Shares Outstanding                  64,537       67,506


        The third quarter ended September 30, 1994 has been restated. See notes to consolidated financial statements.

                                       ECOLAB INC.
                             CONSOLIDATED STATEMENT OF INCOME
                                              Nine Months Ended     Year Ended

                                                 September 30       December 31
        (thousands, except per share)          1995        1994         1994
                                                  (unaudited)
        Net Sales                           $991,493     $894,503   $1,207,614

        Cost of Sales                        444,537      392,953      533,143

        Selling, General
          and Administrative Expenses        426,261      391,882      529,507

        Merger Costs and Expenses                                        8,000

        Operating Income                     120,695      109,668      136,964

        Interest Expense, Net                  8,453       10,548       12,909

        Income Before Income Taxes
          and Equity in Earnings of
          Joint Venture                      112,242       99,120      124,055

        Provision for Income Taxes            44,672       37,800       50,444

        Equity in Earnings of Henkel-Ecolab
          Joint Venture                        6,540        7,547       10,951


        Net Income                          $ 74,110     $ 68,867   $   84,562



        Net Income Per Common Share         $   1.11     $   1.02   $     1.25

        Dividends Per Common Share          $  0.375     $   0.33   $    0.455

        Average Common Shares Outstanding     66,574       67,530       67,550

        The nine months ended September 30, 1994 has been restated. See notes to consolidated financial statements.

                                       ECOLAB INC.
                                CONSOLIDATED BALANCE SHEET


                                       September 30  September 30  December 31
        (thousands)                        1995          1994          1994
                                               (unaudited)

        ASSETS

        Cash and cash equivalents      $   27,682    $   94,629    $   98,255

        Accounts receivable, net          186,770       164,996       168,807

        Inventories                       108,432       100,003       100,015

        Deferred income taxes              21,193        22,260        22,349

        Other current assets               12,416        10,056        11,753

        Current Assets                    356,493       391,944       401,179


        Property, Plant and Equipment,
          Net                             270,647       233,480       246,191


        Investment in Henkel-Ecolab
          Joint Venture                   300,802       281,337       284,570



        Other Assets                       99,504        99,699        88,416


        Total Assets                   $1,027,446    $1,006,460    $1,020,356


        September 30, 1994 has been restated. See notes to consolidated financial statements.

                                       (Continued)

                                       ECOLAB INC.
                          CONSOLIDATED BALANCE SHEET, Continued


                                       September 30  September 30  December 31
        (thousands, except per share)      1995          1994          1994
                                              (unaudited)
        LIABILITIES AND SHAREHOLDERS'
          EQUITY

        Short-term debt                $   54,951    $   23,459    $   41,820

        Accounts payable                   74,775        73,979        76,905

        Compensation and benefits          55,479        49,675        56,445

        Income taxes                       16,605        24,185        13,113

        Other current liabilities          75,746        63,983        65,382

        Current Liabilities               277,556       235,281       253,665

        Long-Term Debt                    103,952       120,118       105,393

        Postretirement Health Care
          and Pension Benefits             79,243        83,602        70,882

        Other Liabilities                 133,201       117,781       128,608


        Shareholders' Equity (common
          stock, par value $1.00 per
          share; shares outstanding:
          September 30, 1995 - 64,611;
          September 30, 1994 - 67,555;
          December 31, 1994 - 67,671)     433,494       449,678       461,808


        Total Liabilities and
          Shareholders' Equity         $1,027,446    $1,006,460    $1,020,356

        September 30, 1994 has been restated. See notes to consolidated financial statements.

                                       ECOLAB INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS


                                                  Nine Months Ended   Year Ended
                                                   September 30      December 31
        (thousands)                                1995      1994         1994
                                                     (unaudited)
        OPERATING ACTIVITIES
        Net income                               $ 74,110  $ 68,867   $ 84,562

        Adjustments to reconcile net
         income to cash provided by
         operating activities:
          Depreciation                             48,209    42,591     56,867

          Amortization                              8,543     7,294     10,002
          Deferred income taxes                     1,554      (678)     2,352
          Equity in earnings of joint venture,
            net of royalties received              (2,096)   (3,079)    (5,273)
          Other, net                                  442      (576)       415
          Changes in operating assets and
            liabilities:
            Accounts receivable                   (18,154)  (17,429)   (18,952)
            Inventories                            (8,089)  (16,272)   (14,285)
            Other assets                          (13,408)   (5,661)    (7,222)
            Accounts payable                       (2,416)    1,457      1,587
            Other liabilities                      20,871    55,257     44,293
        Cash provided by continuing operations    109,566   131,771    154,346

        Cash provided by discontinued
          operations                                3,000     3,000     15,000

        Cash provided by operating activities    $112,566  $134,771   $169,346


        Bracketed amounts indicate a use of cash.

        The nine months ended September 30, 1994 has been restated. See notes to consolidated financial statements.

                                       (Continued)

                                       ECOLAB INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                                                Nine Months Ended    Year Ended
                                                   September 30      December 31
        (thousands)                              1995       1994         1994
                                                   (unaudited)
        INVESTING ACTIVITIES
        Capital expenditures                   $(74,465)  $(62,729)   $ (88,457)
        Property disposals                        1,177      4,656        4,836
        Sale of investments in securities                    3,009        5,022
        Other, net                               (4,896)     4,374          459
        Cash used for investing activities      (78,184)   (50,690)     (78,140)




        FINANCING ACTIVITIES
        Notes payable                            12,283      4,383        8,512
        Long-term debt, net                      (1,237)   (12,493)     (14,621)
        Reacquired shares                       (90,056)    (7,815)      (7,889)
        Dividends                               (25,042)   (23,114)     (27,851)
        Kay shareholder distributions                                    (2,288)
        Other, net                                 (828)     2,210        3,301
        Cash used for financing activities     (104,880)   (36,829)     (40,836)

        Effect of exchange rate
          changes on cash                           (75)    (1,265)        (757)

        INCREASE (DECREASE) IN CASH
          AND CASH EQUIVALENTS                  (70,573)    45,987       49,613

        Cash and Cash Equivalents,
          at beginning of period                 98,255     48,642       48,642

        Cash and Cash Equivalents,
          at end of period                     $ 27,682   $ 94,629    $  98,255

        Bracketed amounts indicate a use of cash.

        The nine months ended September 30, 1994 has been restated. See notes to consolidated financial statements.

                                      ECOLAB INC.
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Financial Statements


       The unaudited consolidated statements of income for the third quarter and the nine months ended September 30, 1995 and 1994, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. All financial data as of September 30 and for the third quarter and nine month periods then ended have been restated for the pooling of interests treatment of the Company's December 1994 merger with Kay Chemical Company and affiliates. The consolidated balance sheet data as of December 31, 1994 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

       Balance Sheet Information
                                          September 30 September 30  December 31
       (thousands)                           1995        1994           1994
                                                 (unaudited)
       Accounts Receivable, Net
         Accounts receivable              $ 195,632    $ 173,509     $ 177,510
         Allowance for doubtful accounts     (8,862)      (8,513)       (8,703)
            Total                         $ 186,770    $ 164,996     $ 168,807

       Inventories
         Finished goods                   $  46,885    $  45,601     $  42,955
         Raw materials and parts             64,995       57,006        60,251
         Excess of fifo cost over
           lifo cost                         (3,448)      (2,604)       (3,191)
            Total                         $ 108,432    $ 100,003     $ 100,015

       Property, Plant and Equipment, Net
         Land                             $   6,398    $   6,089     $   6,348
         Buildings and leaseholds           110,677      104,477       107,259
         Machinery and equipment            183,544      168,332       174,203
         Merchandising equipment            282,304      245,868       257,766
         Construction in progress             8,424        4,392         6,236
                                            591,347      529,158       551,812
         Accumulated depreciation
           and amortization                (320,700)    (295,678)     (305,621)
             Total                        $ 270,647    $ 233,480     $ 246,191

                                        ECOLAB INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Balance Sheet Information (Continued)
                                        September 30  September 30  December 31
        (thousands)                         1995          1994         1994
                                               (unaudited)
        Other Assets
          Intangible assets, net          $ 42,529     $ 41,404       $ 37,549
          Investments in securities          5,000        9,007          5,000
          Deferred income taxes             25,749       28,068         26,212
          Other                             26,226       21,220         19,655
            Total                         $ 99,504     $ 99,699       $ 88,416

        Short-Term Debt
          Notes payable                   $ 38,225     $ 21,163       $ 25,302
          Long-term debt, current
            maturities                      16,726        2,296         16,518
            Total                         $ 54,951     $ 23,459       $ 41,820

        Shareholders' Equity
          Common stock                    $ 69,983     $ 69,910       $ 69,659
          Additional paid-in capital       168,129      161,636        164,858
          Retained earnings                309,539      250,350        257,462
          Deferred compensation             (7,210)      (4,646)        (4,192)
          Cumulative translation            13,458        5,202          6,756
          Treasury stock                  (120,405)     (32,774)       (32,735)
            Total                         $433,494     $449,678       $461,808

        Interest expense related to all debt was $11,936,000 and $12,675,000 for the nine months ended September 30, 1995 and 1994, respectively, and $16,213,000 for the year ended December 31, 1994.

        During the third quarter of 1995, the Company obtained commitments for a private placement debt arrangement with a group of insurance companies. Under the arrangement, the Company expects to incur $75 million of long-term debt in January 1996 at an interest rate of 7.19 percent and for a term of 10 years. Proceeds from the debt will be used for general corporate purposes.

        Other noncurrent liabilities included income taxes payable of $97 million at September 30, 1995, $94 million at December 31, 1994, and $86 million at September 30, 1994.

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

                               Third Quarter      Nine Months      Year Ended
        (thousands,         Ended September 30 Ended September 30 December 31
         except per share)        1994               1994            1994
        Net income
          As reported           $ 28,487           $ 68,867        $ 84,562

          Merger costs and
           expenses                                                   6,900
          Kay net deferred
           tax liability                                              1,300
          Kay Subchapter S
           status                   (789)            (1,919)         (2,298)
          Pro forma             $ 27,698           $ 66,948        $ 90,464


        Net income per common
          share
           As reported          $   0.42           $   1.02        $   1.25
           Pro forma            $   0.41           $   0.99        $   1.34

                                      ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        Net Income Per Common Share

        Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Stock options did not have a significant dilutive effect.


        Geographic Segments

        The Company is a global developer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels, restaurants, foodservice, healthcare and educational facilities, quick-service (fast food) restaurants, dairy plants and farms, and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American and Kay's international operations. The Company has also made recent acquisitions in South Africa. In addition, the Company and Henkel KGaA of Dusseldorf, Germany, each have a 50 percent economic interest in the Henkel-Ecolab joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements.

                           Third Quarter        Nine Months       Year Ended
                        Ended September 30    Ended September 30  December 31
        (thousands)       1995        1994      1995      1994       1994
                              (unaudited)        (unaudited)
        Net Sales
          United States $267,219    $250,138  $764,475  $701,825  $  942,070
          International   81,300      70,270   227,018   192,678     265,544
            Total       $348,519    $320,408  $991,493  $894,503  $1,207,614

        Operating Income
          United States $ 44,416    $ 41,616  $109,878  $102,408  $  134,510
          International    5,613       4,959    13,927    10,356      14,838
          Corporate         (747)       (891)   (3,110)   (3,096)    (12,384)
            Total       $ 49,282    $ 45,684  $120,695  $109,668  $  136,964

                                      ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Equity in Earnings of Henkel-Ecolab Joint Venture

        The Company's equity in earnings of the Henkel-Ecolab joint venture for the third quarter and nine months ended September 30, 1995 and 1994 and for the year ended December 31, 1994 was:

                                 Third Quarter        Nine Months     Year Ended
                             Ended September 30  Ended September 30  December 31
        (thousands)             1995      1994      1995      1994       1994
                                 (unaudited)         (unaudited)
        Joint venture

          Net sales           $235,422  $198,467  $674,193  $563,234  $776,647

          Gross profit         127,116   111,973   372,291   317,068   440,993

          Income before
           income taxes         12,463    10,653    35,080    34,249    48,389

          Net income          $  5,905  $  5,599  $ 17,892  $ 17,613  $ 26,109


        Ecolab equity in
         earnings
          Ecolab equity in
            net income        $  2,952  $  3,114  $  8,946  $  9,361  $ 13,605

          Ecolab royalty
            income from joint
            venture, net of
            income taxes         1,436     1,493     4,553     4,370     5,745

          Amortization expense
            for the excess of
            cost over the
            underlying net
            assets of the joint
            venture             (2,378)   (2,151)   (6,959)   (6,184)   (8,399)

          Equity in earnings
            of Henkel-Ecolab
            joint venture     $  2,010  $  2,456  $  6,540  $  7,547  $ 10,951

        At September 30, 1995, the Company's investment in the Henkel-Ecolab joint venture included approximately $192 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                          REPORT OF INDEPENDENT ACCOUNTANTS



     To the Shareholders and Board of Directors
     Ecolab Inc.



          We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 1995 and 1994, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, and the related consolidated statements of income and cash flows for the year then ended, is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.




                                               /s/ Coopers & Lybrand L.L.P.
                                               COOPERS & LYBRAND L.L.P.


     Saint Paul, Minnesota
     October 19, 1995

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Results of Operations - Third Quarter And Nine Months Ended
     September 30, 1995

     Net sales for the third quarter ended September 30, 1995 were $349 million, an increase of 9 percent over net sales of $320 million in the third quarter of last year. For the first nine months of 1995, net sales were $991 million and increased 11 percent over sales of $895 million in the first nine months of last year. Both the Company's United States and International operations contributed to these sales improvements.

     The gross profit margin for the third quarter of 1995 was 55.1 percent of net sales, compared to a gross profit margin of 56.0 percent of net sales in the third quarter of last year. For the nine month period, the gross profit margin was 55.2 percent of net sales, compared to a gross profit margin of 56.1 percent of net sales during the first nine months of last year. The decreases in the gross profit margins for 1995 reflect increased raw material costs and limited selling price increases during 1995 due to competitive pressures in several of the markets in which the Company does business. Raw material costs moderated somewhat during the second and third quarters of 1995; however, management continues to focus on competition in the marketplace to minimize any impact on overall operating results.

     For the third quarter of 1995, selling, general and administrative expenses totaled $143 million, or 40.9 percent of net sales, an increase of 7 percent over selling, general and administrative expenses of $134 million, or 41.8 percent of net sales in the third quarter of last year. For the first nine months of 1995, selling, general and administrative expenses totaled $426 million, or 43.0 percent of net sales, and increased 9 percent over last year's aggregate expenses of $392 million, or 43.8 percent of net sales. These expenses decreased as a percentage of net sales primarily due to strong sales during 1995 and the Company's continued cost control efforts.

     Net income for the third quarter of 1995 was $30 million or $0.46 per share compared to net income of $28 million or $0.42 per share in the third quarter of last year. For the first nine months of 1995, net income was $74 million or $1.11 per share and compared to last year's net income of $69 million or $1.02 per share. These comparisons of net income were unfavorably affected by the loss of Kay's Subchapter S income tax status for 1995. Prior to its merger with Ecolab in December 1994, Kay was a Subchapter S corporation for federal income tax purposes and, therefore, did not pay U.S. income taxes. Effective with the merger, Kay

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     has been included in the Company's U.S. federal income tax return and, therefore, income tax expense no longer reflects the Subchapter S related tax benefit. On a pro forma basis, after adjustment to increase income tax expense in the third quarter of 1994 as if Kay was a tax paying entity, third quarter, 1995 net income of $30 million increased 8 percent over last year's pro forma net income of $28 million. Third quarter 1995 net income per share of $0.46 increased 12 percent over pro forma net income per share of $0.41 for the third quarter of last year. For the first nine months, net income of $74 million increased 11 percent over last year's pro forma net income of $67 million, and net income per share of $1.11 increased 12 percent over pro forma net income per share of $0.99. These net income improvements reflected the benefits of higher sales and cost controls, which more than offset a decrease in the equity in earnings of the Henkel-Ecolab joint venture. The net income improvement for the nine month period also reflected reduced net interest expense. On a per share basis, net income for both the third quarter and first nine months of 1995 benefited from a smaller number of average shares outstanding due to the 3.5 million shares which the Company repurchased in June 1995 under a "Dutch Auction" self-tender offer.

     For the Company's United States operations, net sales for the third quarter of 1995 totaled $267 million, a 7 percent increase over United States sales of $250 million in the third quarter of last year. For the first nine months of 1995, United States sales were $764 million and increased 9 percent over sales of $702 million for the first nine months of last year. United States sales continued to benefit from new product introductions, increased product volumes and good general economic conditions in the domestic hospitality and lodging industries. However, selling price increases have been limited during 1995 due to competitive pressures in several of the markets in which the Company does business. Sales of the U.S. Institutional Division increased 3 percent for the third quarter and 6 percent for the first nine months and included double digit growth in Institutional's Ecotemp warewashing program and in speciality product sales. The Pest Elimination Division continued its pattern of double digit sales growth with a 12 percent sales increase over last year for both the third quarter and nine-month periods. The Textile Care Division reported 6 percent sales growth for both the third quarter and the nine months, with growth in the commercial laundry and hospitality markets. Sales of the Janitorial Division increased 2 percent for the third quarter and 4 percent for the first nine months of 1995. Janitorial products sold through distributors enjoyed solid growth for both the third quarter and nine-month periods; however, sales of the division's Signature Label program compared against a strong third quarter and nine-month period of last year. The Food & Beverage Division (formerly the Klenzade Division) reported sales growth of 10 percent for the third quarter and 12 percent for the first nine months of 1995. Food & Beverage continued to report strong growth in all of its major markets, principally due to new customers and new product introductions. Sales of Kay's U.S. operations increased 15 percent for the third quarter and 12 percent for the nine months due to new customers and continued good growth in the large fast food chains which Kay serves. Sales of the recently formed Water Care Division were not significant during the first nine months of 1995.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     For the third quarter of 1995, operating income for the Company's U.S. operations was $44 million, a 7 percent increase over operating income of $42 million in the third quarter of last year. For the first nine months of 1995, U.S. operating income was $110 million and increased 7 percent over operating income of $102 million for the first nine months of last year. With the exception of the start-up Water Care operations, all of the Company's U.S. businesses contributed to these operating income improvements, with particularly strong double digit growth reported for the third quarter and nine-month periods by the Pest Elimination and Kay operations. The operating income margins for the Company's United States operations were 16.6 percent for both the third quarter of 1995 and the third quarter of last year. For the nine-month period, the 1995 operating income margin was 14.4 percent, compared to 14.6 percent for the same period last year. Operating income for 1995 reflected strong sales and the benefits of cost controls which were offset by higher raw material costs, competitive pricing pressures and the annualized effect of last year's investments in the sales and service force.

     Sales of the Company's International Operations totaled $81 million for the third quarter of 1995, an increase of 16 percent over sales of $70 million for the third quarter of last year. For the nine-month period, International sales were $227 million and increased 18 percent over sales of $193 million for the comparable period of last year. Changes in currency translation effected certain regions of International's operations, but did not have a significant impact on overall International sales growth. Sales growth for International's Asia Pacific region was 14 percent for the third quarter and 18 percent for the first nine months of 1995. Sales in the Asia Pacific region were favorably affected by changes in currency translation and included continued double digit local currency growth in East Asia. Local currency sales growth included modest growth in Japan and flat results in the Australia/New Zealand area. Sales in China decreased due to difficult local economic and business conditions. Sales in the Latin American region increased 19 percent for the third quarter and 24 percent for the nine-month period. The sales increases included a continuation of significantly improved results in Brazil due to recent management changes and an improved economic environment. Sales in Mexico grew at approximately a 15 percent rate for each period in local currencies; however, these improvements were more than offset by the negative effects of the devaluation of the Mexican Peso. Canada reported sales growth of 7 percent for the third quarter and 4 percent for the first nine months of 1995. Canada's third quarter sales included double digit growth in the Food & Beverage and Janitorial businesses and solid
     growth in the Institutional business.   Sales of Kay's international
     operations increased 14 percent for the third quarter and 17 percent for the nine months, as Kay continued to expand its offerings to the various international locations in which its existing customers operate.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

     For the third quarter of 1995, International Operations reported operating income of $6 million, a 13 percent increase over operating income of $5 million in the third quarter of last year. Operating income for the nine-month period was $14 million, an increase of 34 percent compared to last year's operating income of $10 million. For the third quarter, double digit operating income growth in each of International's regions was partially offset by recent investments in South Africa. Significantly improved results in Brazil continued during the third quarter; however, operating income growth moderated somewhat due to comparisons against stronger operating results last year. For the nine-month period, International's operating income growth included significantly improved results in Brazil and double digit growth in the Asia Pacific region and in Kay's international operations. Operating income in Canada was
     virtually unchanged from the prior year.   For the nine months, operating
     income in 1995 was negatively affected by a $0.9 million pretax charge in the first quarter of 1995 related to the devaluation of the Mexican Peso. Last year's operating income also included an unusual charge of $1 million which was incurred in the second quarter due to the government's economic and monetary plan in Brazil.

     The Company's equity in earnings of the Henkel-Ecolab joint venture decreased for both the third quarter and nine month periods. For the third quarter of 1995, equity in earnings of the joint venture decreased to $2.0 million from $2.5 million in the third quarter of last year. For the nine months, equity in earnings of the joint venture decreased to $6.5 million from $7.5 million last year. The favorable effects of currency rate changes were more than offset by higher raw material costs, costs related to administrative changes being made by new management at the joint venture, higher overall income tax rates and weak conditions in the hospitality industry in the joint venture's key market of Germany. Although recent management changes have been made at the joint venture, the Company anticipates that its equity in earnings of the joint venture will be below last year's levels for the remainder of 1995.

     Corporate operating expense was $1 million for the third quarter and $3 million for the first nine months of 1995. Corporate operating expense represented overhead costs directly related to the joint venture.

     Net interest expense was $3 million for the third quarter of 1995 and was virtually unchanged from the third quarter of last year. For the first nine months of 1995, net interest expense was $8 million and declined significantly from net interest expense of $11 million for the comparable
     period of last year.   This decrease was principally due to interest
     income earned on higher levels of cash and cash equivalents held during the first half of 1995.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


     For the first nine months of 1995, the provision for income taxes reflected an estimated effective rate of 39.8 percent compared to 38.1 percent for the first nine months of last year. This increase reflected the loss of Kay's Subchapter S status. On a pro forma basis, including an adjustment to increase income tax expense in 1994 as if Kay were a tax-paying entity, the estimated annual effective income tax rate for the first nine months of 1994 was 40.1 percent and was essentially equivalent to the 1995 rate.

     Financial Position and Liquidity

     In June 1995, Ecolab purchased approximately 3.5 million shares (approximately 5 percent of the Company's total outstanding shares) of the Company's common stock. These shares were purchased at a price of $25.00 per share pursuant to the terms of a "Dutch Auction" self-tender offer. The total purchase price for these shares was approximately $89 million and was funded by excess cash and by approximately $30 million of borrowings under the Company's credit agreements. During the third quarter of 1995, approximately $20 million of these borrowings were repaid with cash generated from operations. In addition, the Company may purchase approximately 2.5 million additional shares from time to time through open and privately negotiated transactions to complete the remaining portion of a 6 million share repurchase program which was authorized by the Company's Board of Directors in May 1995.

     Total debt at September 30, 1995 was $159 million, an increase of $12 million from total debt of $147 million at year-end 1994. The ratio of total debt to capitalization rose to 27 percent at September 30, 1995 from 24 percent at year-end 1994. The increase in the ratio of total debt to capitalization was due to the decrease in shareholders' equity which resulted from the purchase of common stock, as well as from the higher debt levels. Also, the Company has received commitments to borrow an additional $75 million of long-term debt in January 1996. Proceeds from this new debt will be used for general corporate purposes.

     For the nine months ended September 30, 1995, cash provided by continuing operations was $110 million compared to operating cash flows of $132 million for the first nine months of last year. Cash provided by continuing operations ("Other Liabilities") for the first nine months of 1994 included a one-time benefit from the receipt of an $18 million income tax refund related to prior years.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)






     Subsequent to the end of the third quarter of 1995, the Company announced two acquisitions. The Company purchased selected assets of Cremark Chemicals (PTY) Ltd., a leading supplier to the South African Institutional and Food & Beverage markets Cremark's business will be combined with Ecolab's existing South African operation with the combined business expected to have annual sales of approximately $20 million. The Company also added to its United States Water Care operations through the acquisition of Western Water Management, Inc. of Kansas City, Mo. Western is a manufacturer and marketer of water treatment products and services for the hospitality, commercial and industrial markets with annual sales of approximately $12 million.

                                PART II.  OTHER INFORMATION


        Item 6.   Exhibits and Reports on Form 8-K

                  (a) The following documents are filed as exhibits to this report:

                       (15) Letter regarding unaudited interim financial information.

                       (27)   Financial Data Schedule.

                  (b)  Reports on Form 8-K:

                       No current reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                         SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ECOLAB INC.



        Date:  November 8, 1995       By:/s/ Arthur E. Henningsen, Jr.
                                         Arthur E. Henningsen, Jr.
                                         Vice President and Controller
                                         (duly authorized Chief
                                         Accounting Officer)

                                         EXHIBIT INDEX




                                                                  Paper (P) or
       Exhibit                   Description                     Electronic (E)


        (15)     Letter regarding unaudited interim                     E
                 financial information.


        (27)     Financial Data Schedule.                               E