Form 10-K405
period 1995-12-31
ECOLAB INC
filed 1996-03-27
CIK 31462

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 1995
                          -----------------

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from ............ to .............

Commission File No. 1-9328
                    ------

                             ---------------------

                                   ECOLAB INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     41-0231510
-------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

   Ecolab Center, St. Paul, Minnesota                   55102
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (612) 293-2233
                                                      --------------

                             ---------------------

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

                             ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant on March 19, 1996: $1,874,851,677 (see Item 12, on pages 18 and 19 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of March 19, 1996: 64,507,350 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1995 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 1996 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1995 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.


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

ITEM 1(C) NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination and maintenance products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, commercial and institutional laundries, light industry, dairy plants and farms, and food and beverage processors.

A strong commitment to service is the distinguishing characteristic of the Company. Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems. Distributors are utilized in several markets.

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

As described below, not all of the businesses conducted in the United States and Canada by the Company are conducted in all other international locations, and the extent and nature of such international businesses, as well as the competitive environment, varies by location. European markets, as described under Item 1(a) above under the heading "General Development of Business," are served through the Henkel-Ecolab Joint Venture, although the Kay business does have sales in Europe.

In the United States and Canada, the Company operates through seven divisions:
Institutional, Kay, Food and Beverage (formerly Klenzade), Pest Elimination, Textile Care, Janitorial and Water Care Services. Institutional and Food and Beverage businesses are operated in virtually all locations outside of the United States and Canada. As described below, the businesses of the remaining divisions are not conducted in all areas outside of the United States and Canada, but these businesses are being introduced in an expanding number of international locations.

The Company conducts business in approximately 26 countries outside of the United States, primarily through wholly-owned subsidiaries. In certain other countries, selected products are sold by distributors or agents, although those sales are not significant in terms of the Company's overall revenues. For the year ended December 31, 1995, international sales comprised approximately 23% of the Company's total reported revenues. For purposes of public financial reporting, international operations include Canada, but on an operational basis the businesses in Canada are generally operated as a part of North American operations.

BUSINESS DIVISIONS

The following descriptions of the Company's divisions include a discussion, where applicable, of the similar business currently conducted outside of the United States. The Company pursues a "Circle the Customer - Circle the Globe" strategy by developing relationships and partnerships with customers who require the services of more than one division. Therefore, a single customer may utilize the services of several of the Company's divisions.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, food service utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the food-service, lodging, educational and healthcare industries. The Institutional Division also markets various chemical dispensing device systems, which are generally loaned to customers, to apply the Company's cleaners and sanitizers. Substantially similar businesses are conducted in all international locations although somewhat less extensive product lines are often offered internationally. Also, through its Ecotemp offering, the Institutional Division markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents and rinse additives, including full machine maintenance.

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

KAY: The Kay Division was acquired in December, 1994 and is operated through wholly-owned subsidiaries of the Company. Kay supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant ("fast-food") industry. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes and hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. Kay employs a direct field sales force which primarily calls upon national and regional quick service restaurant chains and franchisees, although the sales are made to distributors who supply the chain or franchisee's restaurants. The addition of the Kay business has significantly expanded the Company's presence in the restaurant and food service industry beyond the full service market to the quick-service industry.

Kay sales are primarily in the United States but international sales have grown as United States based customers have expanded into international markets. With minor exceptions for product made at international locations by contract manufacturers, Kay's international sales are made either to domestic distributors, who export to international accounts, or by export sales to distributors located at international locations.

The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the quick-service industry in the United States as well as in certain international markets. While the Kay customer base has been growing, Kay's business is largely dependent upon a limited number of major national and international quick-service restaurant chains and franchisees.

FOOD AND BEVERAGE: The Food and Beverage Division (formerly known as Klenzade) provides detergents, cleaners, sanitizers, lubricants, animal health and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food and Beverage Division also designs, engineers and installs CIP (clean-in-place) process control systems and facility cleaning systems to its customer base. Farm products (which include bovine teat products) are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States. The Food and Beverage business operates in most international locations.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States. The Pest Elimination business currently is operated primarily in the United States, with limited sales in Puerto Rico and parts of Canada, Mexico, Hong Kong and New Zealand.

TEXTILE CARE: The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large institutional and commercial laundries and to certain smaller laundry operations. Typically these customers process a minimum of 1,000,000 pounds of linen each year. These products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through distributors. The Textile Care offerings compliment the Institutional Division's offerings to small-to-medium size on-premise laundry facilities. The Textile Care products are sold primarily in the United States and Canada, but similar product lines are sold in a number of other international locations.

JANITORIAL: The Janitorial Division provides a full line of janitorial offerings that includes odor counteractants, disinfectants, floor care or hard surface and carpet care systems, hand care products and general cleaners which are sold to both the industrial and institutional janitorial market in the United States and Canada. The Company believes it is the largest supplier of infection control and general cleaners to the United States healthcare industry. Products are sold in the United States and Canada through a Company-employed sales force as well as a network of independent distributors who sell janitorial-related products and services to the institutional and industrial marketplaces. A private-label program also manufactures non-proprietary janitorial-related products for resale by major distributor organizations in the United States and Canada. Janitorial products are also sold on a limited basis in other international markets.

WATER CARE SERVICES: The Water Care Services Division provides water treatment products, services and systems for institutional, commercial and light industrial customers. Operations are presently concentrated in North America, where the Company acquired three existing water care businesses in late 1994 and 1995. Water Care Services works closely with the Company's Institutional, Textile Care and Food and Beverage Divisions to offer customized water care strategies to the hospitality, healthcare markets and to light industry, primarily to treat water used for heating and cooling systems. In selected United States markets, the Division also provides pool and spa treatment programs for commercial and hospitality customers. Water Care Services expects to expand its coverage in North America during 1996 through additional acquisitions and internal growth. In addition to North America operations, certain water treatment businesses are operated at selected international locations, primarily Brazil, South Africa and Southeast Asia.

COMPETITION

The Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to multiple locations of chain customer organizations worldwide. This is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy. In executing this strategy, the Company's business units have two significant classes of competitors. First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale. Some of these large competitors have substantially greater assets and financial resources than the Company. Second, all of the Company's business units have numerous smaller regional or local competitors focusing on more limited geographies, product lines, and/or end-user segments.

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value. Value is provided by state-of-the-art, environmentally-compatible cleaning products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the significant ongoing investment in technology development and by the Company's standard practice of assisting customers in lowering operating costs and complying with environmental and sanitation regulations.

RAW MATERIALS

Raw materials purchased for use in manufacturing products for the Company are inorganic chemicals, including phosphates, silicates, alkalies, salts and petrochemical-based materials, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. Pesticides used by the Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. The Company also purchases packaging materials for its manufactured products and components for its specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by the Company, with the exception of a few specialized chemicals which the Company manufactures, are available from several suppliers.

ADDITIONAL INFORMATION

Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses both common carriers and its own delivery vehicles. Additional information on the Company's plant and distribution facilities is located under Item 2 below under the heading "Properties."

The Company owns a number of patents and trademarks. Management does not believe that the Company's overall business is materially dependent on any individual patent or trademark.

The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees. No material part of the Company's business is subject to renegotiation. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1995, 1994 and 1993 approximated 35, 35 and 36 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers as described in more detail under the heading "Business Divisions" beginning on page 4 hereof. Total laundry sales in each of 1995, 1994 and 1993 approximated 15 percent of the Company's consolidated net sales.

The Company's business has little seasonality and has no unusual working capital requirements. The Company has in the past, and will continue in the future, to invest in merchandising equipment consisting primarily of systems used by customers to dispense the Company's cleaning and sanitizing products. The investment in merchandising equipment is discussed under the heading "Cash Flows" in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof.

RESEARCH AND DEVELOPMENT

The Company's research and development program consists principally of devising or testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research and development personnel. Note 12, entitled "Research Expenditures" located on page 43 of the Annual Report, is incorporated herein by reference.

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

PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (FIFRA), the principal federal statute governing the manufacture, labeling, handling and use of pesticides. These products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that state. While the costs of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition or the results of its operations to date, the costs and delays in receiving necessary approvals for these products has increased in recent years. The Company believes that the nature of these costs and regulatory delays are similar to those encountered by other companies in similar businesses. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, in 1995 were approximately $876,000. Such costs may increase somewhat in 1996, but not in amounts which are expected to significantly affect the Company's results of operations, consolidated financial condition or liquidity.

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

OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1995 and budgeted for 1996 are approximately $900,000 and $300,000, respectively. The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.

Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or state equivalents at 12 waste disposal sites which received nominal amounts of waste materials alleged to have been generated by the Company or its subsidiaries. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRP's will work with the EPA to agree and implement a plan for site remediation and the allocation of each PRP's involvement. The above sites are in various stages of investigation, negotiation or remediation. However, based on an analysis of the Company's experience with such sites, the Company's estimated share of all hazardous materials deposited on the site, and the Company's estimate of the contribution to be made by other PRP's which the Company believes have the financial ability to pay their shares, the Company has accrued its reasonable estimate of the Company's future costs relating to such known sites.

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

A legal action commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company remains pending. Netherlands authorities are seeking monetary damages to cover the cost of investigation and planned cleanup of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981 when the subsidiary operated a plant on the site. Damages claimed are approximately US$10,000,000. The former subsidiary, now owned by the Henkel-Ecolab joint venture, has denied liability and believes it complied with applicable Netherlands law. Even if the Netherlands government should prevail as to liability, it is believed the reasonable costs of investigation and cleanup are less than that claimed by the government. The Company has indemnified the Henkel-Ecolab joint venture as to any liability associated with this matter. Accordingly, an accrual has been recorded, reflecting management's best estimate of future costs.

During 1995, the Company's expenditures for contamination remediation were approximately $500,000. The accrual at the end of 1995 for future remediation expenditures was approximately $8,500,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, the Company does not anticipate recovery of costs from insurance proceeds. While the final resolution of these issues could result in costs below or above current accruals, the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's results of operations, consolidated financial position or liquidity.

In addition, the Company has retained responsibility for certain sites where the Company's former ChemLawn business is a PRP. Currently there are nine such locations and at each, ChemLawn is a de minimus party. Anticipated costs currently accrued for these matters were included in the Company's loss from its discontinued ChemLawn operations in 1991.

NUMBER OF EMPLOYEES

The Company currently has approximately 9,000 employees worldwide.

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


                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1991
----                     ---  ------                        ------------------
A. L. Schuman            61   President and Chief           March 1995 - Present
                              Executive Officer

                              President and Chief           Aug. 1992 - Feb. 1995
                              Operating Officer


                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1991
----                     ---  ------                        ------------------
A. L. Schuman (Cont'd)        Executive Vice President;     Jan. 1991 - July 1992
                              President-Ecolab
                              Services Group

M. E. Shannon            59   Chairman of the Board,        Jan. 1996 - Present
                              Chief Financial and
                              Administrative Officer

                              Vice Chairman, Chief          Aug. 1992 - Dec. 1995
                              Financial and
                              Administrative Officer

                              Executive Vice President      June 1992 - July 1992
                              and Chief Financial
                              Officer

                              Executive Vice President      Jan. 1991 - May 1992
                              and Chief Financial
                              Officer; President-
                              Residential Services
                              Group

G. K. Carlson            52   Senior Vice President-        Jan. 1994 - Present
                              International

                              Senior Vice President         Jan. 1991 - Dec. 1993
                              and General Manager-
                              Institutional North
                              America

P. D'Almada              48   Senior Vice President-        Mar. 1996 - Present
                              Global Accounts

                              Vice President-               May 1994 - Feb. 1996
                              Institutional Corporate
                              Accounts

                              Vice President-               Oct. 1993 - Apr. 1994
                              Institutional National
                              Accounts and Distributors
                              Sales

                              International Vice            Aug. 1992 - Sep. 1993
                              President-Central America
                              and The Caribbean

                              Institutional Vice            Jan. 1991 - Jul. 1992
                              President-World Accounts

A. E. Henningsen, Jr.    49   Senior Vice President         Mar. 1996 - Present
                              and Controller

                              Vice President and            Aug. 1992 - Feb. 1996
                              Controller

                              Vice President-Finance,       Jan. 1991 - July 1992
                              Ecolab Services Group


                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1991
----                     ---  ------                        ------------------
J. L. McCarty            58   Senior Vice President-        Jan. 1994 - Present
                              Institutional North America

                              Vice President and General    Jan. 1991 - Dec. 1993
                              Manager - Pest Elimination

J. M. Millsap            50   Senior Vice President-        Mar. 1995 - Present
                              Corporate Development
                              and Treasury

                              Senior Vice President-        Aug. 1992 - Feb. 1995
                              Corporate Development
                              and Treasurer

                              Vice President-Corporate      Jan. 1991 - July 1992
                              Development and Treasurer

M. Nisita                55   Senior Vice President-        Jan. 1994 - Present
                              Global Operations

                              Vice President-Operations     Aug. 1992 - Dec. 1993

                              Vice President-               Jan. 1991 - July 1992
                              Manufacturing

W. R. Rosengren          61   Senior Vice President-Law     Aug. 1992 - Present
                              and General Counsel

                              Senior Vice President-        Jan. 1991 - July 1992
                              Law, General Counsel
                              and Secretary

J. P. Spooner            49   Senior Vice President-        June 1994 - Present
                              Industrial

F. W. Tuominen, Ph.D     53   Senior Vice President         Aug. 1992 - Present
                              and Chief Technical and
                              Environmental Officer

                              Senior Vice President         Jan. 1991 - July 1992
                              and Chief Technical
                              Officer


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

The Company's United States plant facilities devoted primarily to the production of chemical products are located in Joliet, Illinois; Woodbridge, New Jersey; McDonough, Georgia; Garland, Texas; San Jose, California; and Hebron, Ohio. Smaller plant facilities in Franklin Park, Illinois; North Kansas City, Missouri; Charlotte, North Carolina and Grand Forks, North Dakota produce certain chemical products primarily for the Company's Textile Care, Water Care Services and Janitorial divisions. These facilities are all Company-owned. The Company's Kay business also owns and operates manufacturing facilites in Greensboro, North Carolina and Dallas, Texas.

Additional chemical manufacturing facilities are located in Dorado, Puerto Rico; Santa Cruz, Brazil; Hamilton, New Zealand; Noda and Shika, Japan; Singapore; Jakarta, Indonesia; Sydney, Melbourne and Brisbane, Australia; Seoul, South Korea; Mexico City, Mexico, and Toronto, Canada. The buildings and land for the facilities located in Canada, Australia and Puerto Rico are leased. A chemical plant, which is co-owned with a Chinese joint venture partner, is located near Shanghai, People's Republic of China, and a leased chemical plant is located in Chile. Smaller chemical plant facilities are owned in certain other countries including Costa Rica and South Africa.

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

Most of the Company's manufacturing plants also serve as distribution centers. In addition, in the United States the Company operates 5 distribution centers, all of which are leased, and utilizes approximately 30 primary public warehouses. Internationally, the Company operates various additional leased or public warehouses to facilitate distribution and, in the United States, operates approximately 115 sales offices, including three Company-owned facilities. Additional sales offices are located internationally.

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

The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. In the opinion of management, the ultimate resolution of this litigation will not have a material effect on the Company's results of operations, consolidated financial condition or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the fourth quarter.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(A) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol ECL. The Common Stock is also traded on the Boston, Cincinnati, Midwest and Philadelphia Exchanges. The high and low sales price of the Company's Common Stock on the consolidated transaction reporting system during 1995 and 1994 was as follows:


                1995                 1994
          -----------------   -----------------
Quarter     High      Low       High      Low
-------   -------   -------   -------   -------
First     $24-7/8   $20       $23-1/2   $20-1/8
Second    $25-1/2   $22-1/2   $23-1/2   $19-3/4
Third     $28-1/8   $24-1/4   $23-1/4   $20-1/4
Fourth    $31-3/4   $27-1/4   $22       $19-1/4

The closing stock price on March 19, 1996 was $30-3/8.

ITEM 5(B) HOLDERS

On March 19, 1996 the Company had 4,842 holders of Common Stock of record.

ITEM 5(C) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.11 per share were declared in February, May and August, 1994, $0.125 per share in December, 1994 and February, May and August, 1995. A cash dividend of $0.14 per share was declared in December 1995.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1995, 1994, 1993, 1992 and 1991 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" and which are located on page 46 of the Annual Report, are incorporated herein by reference.

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

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation," located on pages 11 through 20 of the Proxy Statement, is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(8), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return," found, respectively, on pages 11 through 14 and on page 18 of the Proxy Statement is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement on page 21, beginning with the fourth paragraph under the heading "Certain Transactions," which is incorporated herein by reference.

A total of 2,783,838 shares of Common Stock held by the Company's directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by officers and directors of the Company in the table entitled "Security Ownership of Management" located on page 3 of the Proxy Statement, which are issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions" and "Company Transactions" on pages 21 and 22 of the Proxy Statement and the biographical material located on pages 7, 9 and 10 of the Proxy Statement pertaining to Messrs. Roland Schulz, Hugo Uyterhoeven and Albrecht Woeste is incorporated herein by reference.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual
      Report, are incorporated in Item 8 hereof.

           (i) Consolidated Statement of Income for the years ended December 31, 1995, 1994 and 1993, Annual Report page 31.

           (ii) Consolidated Balance Sheet at December 31, 1995, 1994 and 1993, Annual Report page 32.

           (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994 and 1993, Annual Report page 33.

           (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993, Annual Report page 34.

           (v) Notes to Consolidated Financial Statements, Annual Report pages 35 through 43.

           (vi)     Report of Independent Accountants, Annual Report page 45.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1995, 1994 and 1993 located on page 30 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 29 hereof are filed as part of this Report.

           (i) Schedule VIII -- Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993.

           All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 31 to 54 hereof, are filed as part of this Report.

           (i)      Report of Independent Accountants.

           (ii) Combined Statements of Income for the years ended November 30, 1995, 1994 and 1993.

           (iii)    Combined Balance Sheets at November 30, 1995, 1994 and 1993.

           (iv) Combined Statements of Cash Flows for the years ended November 30, 1995, 1994 and 1993.

           (v) Combined Statements of Equity for the years ended November 30, 1995, 1994 and 1993.

           (vi)     Notes to the Combined Financial Statements.

I(4). The following financial statement schedule to the Henkel-Ecolab Joint
      Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1995, 1994 and 1993 located on page 55 hereof, and the Report of Independent Accountants on pages 31 and 32 hereof are filed as part of this Report.

           (i) Schedule I -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1995, 1994 and 1993.

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

           (3)A.    (i)   Restated Certificate of Incorporation - Incorporated
                          by reference to Exhibit (3)A of the Company's Form
                          10-K Annual Report for the year ended December 31,
                          1992.

                    (ii) Amended Certificate of Designation, Preferences and Rights, Including Increase in Number of Shares, of the Series A Junior Participating Preferred Stock of the Company.

              B.    By-Laws, as amended through December 18, 1995.

           (4)A.    Common Stock - see Exhibits (3)A and (3)B.

              B.    Form of Common Stock Certificate.

              C. Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (4) of the Company's Current Report on Form 8-K dated February 24, 1996.

              D. Note Agreement dated as of October 1, 1991 relating to $100,000,000 9.68% Senior Notes Due October 1, 2001 between the Company and the insurance companies named therein - Incorporated by reference to Exhibit (4)F of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

              E. Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of January 1, 1995, among the Company, the financial institutions party thereto, Citibank, N.A., as Agent, Citibank International Plc, as Euro-Agent and Morgan Guaranty Trust Company of New York as Co-Agent - Incorporated by reference to Exhibit (4)E of the Company's Form 10-K Annual Report for the year ended December 31, 1994.

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

               D. 1995 Non-Employee Director Stock Option Plan - Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1994.

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

               J. Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

               K. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

               L. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

               M.   (i)   Ecolab Supplemental Executive Retirement Plan, as
                          amended and restated effective July 1, 1994 -
                          Incorporated by reference to Exhibit (10)M(i) of the Company's 10-K Annual Report for the year ended
                          December 31, 1994.  See also Exhibit (10)P hereof.

                    (ii) First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)M(ii) of the Company's 10-K Annual Report for the year ended December 31, 1994.

                    (iii) Second Declaration of Amendment to Ecolab
                          Supplemental Executive Retirement Plan effective as of July 1, 1994.

               N.   (i)   Ecolab Mirror Savings Plan (formerly:  Ecolab
                          Executive Non-Qualified Deferred Compensation Plan), as amended and restated effective September 1, 1994 -
                          Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended
                          December 31, 1994.  See also Exhibit (10)P hereof.

                    (ii) First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995.

               O.   (i)   Ecolab Mirror Pension Plan effective July 1, 1994 -
                          Incorporated by reference to Exhibit (10)O(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit 10(P) hereof.

                    (ii) First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)O(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

                    (iii) Second Declaration of Amendment to Ecolab Mirror
                          Pension Plan effective as of July 1, 1994.

               P. The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (Exhibit 10(P)) is incorporated by reference in, and is a part of, each of the referenced Plan documents
                    - Incorporated by reference to Exhibit (10)P of the Company's 10-K Annual Report for the year ended December 31, 1994.

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

                    (iii) Description of Pierson M. Grieve's retirement benefit
                          - Incorporated by reference to written description of Consulting Agreement contained on pages 19 and 20 of the Proxy Statement.

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

           (11)     Computation of Primary and Fully Diluted Earnings Per Share.

           (13) Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1995 which are incorporated by reference into Parts I, II and IV hereof.

           (21)     List of Subsidiaries as of March 19, 1996.

           (23)A. Consent of Coopers & Lybrand L.L.P. to Incorporation by Reference at page 29 hereof is filed as a part hereof.

               B. Consent of KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft.

           (24)     Powers of Attorney.

           (27)     Financial Data Schedule.

                  EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:


Exhibit No.    Description
  (10)A.       Ecolab Inc. 1977 Stock Incentive Plan.

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

  (10)N.       Ecolab Mirror Savings Plan.

  (10)O.       Ecolab Mirror Pension Plan.

  (10)P.       The Ecolab Inc. Administrative Document for Non-Qualified Benefit
               Plans.

  (10)Q.       Ecolab Management Performance Incentive Plan.

  (10)R. Severance and Consulting Agreements between Pierson M. Grieve and the Company.

III. Reports on Form 8-K:

     The Company filed no Current Reports on Form 8-K for the quarter ended December 31, 1995. Subsequent to the quarter, the Company filed one Current Report on Form 8-K, dated February 24, 1996 reporting the extension of the benefits afforded by the Company's former shareholder rights plan by adoption of a new rights plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

                          ECOLAB INC.
                          (Registrant)



                          By /s/ Allan L. Schuman
                             ------------------------------------
                             Allan L. Schuman, President
                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 27th day of March, 1996.



/s/ Allan L. Schuman           President and Chief Executive
-----------------------------  Officer (Principal Executive
Allan L. Schuman               Officer and Director)


/s/ Michael E. Shannon         Chairman of the Board, Chief
-----------------------------  Financial and Administrative Officer
Michael E. Shannon             (Principal Financial Officer
                               and Director)


/s/ Arthur E. Henningsen, Jr. Senior Vice President and Controller ----------------------------- (Principal Accounting Officer)
Arthur E. Henningsen, Jr.


/s/ Kenneth A. Iverson         Directors
-----------------------------
Kenneth A. Iverson
as attorney-in-fact for
Ruth S. Block, Russell G. Cleary,
Pierson M. Grieve, James J. Howard,
Jerry W. Levin, Reuben F. Richards,
Richard L. Schall, Roland Schulz,
Philip L. Smith, Hugo Uyterhoeven,
and Albrecht Woeste

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Ecolab Inc.

     Our report on the consolidated financial statements of Ecolab Inc. has been incorporated by reference in this Form 10-K from the Annual Report to Shareholders of Ecolab Inc. for the year ended December 31, 1995, on page 45 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 31 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                               /s/ Coopers & Lybrand L.L.P.
                               COOPERS & LYBRAND L.L.P.

Saint Paul, Minnesota
February 26, 1996



CONSENT TO INCORPORATION BY REFERENCE

     We consent to the incorporation by reference in the Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 33-26241; 33-34000; 33-56151;
33-39228; 33-56125; 33-55984; 33-60266; 33-65364; and 33-59431) and the
Registration Statement on Form S-3 of Ecolab Inc. (Registration No. 33-57197) of our reports dated February 26, 1996 on our audits of the consolidated financial statements and the related financial statement schedule of Ecolab Inc. as of December 31, 1995, 1994 and 1993, and for the years ended December 31, 1995, 1994 and 1993, which reports are included or incorporated by reference in this Annual Report on Form 10-K. We also consent to the references to our firm under the caption "Interests of Named Experts and Counsel" in certain Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 33-56101; 33-56151; 33-56125; and 33-59431) and under the caption "Experts" in the Registration Statement on Form S-3 of Ecolab Inc. (Registration No. 33-57197).

                               /s/ Coopers & Lybrand L.L.P.
                               COOPERS & LYBRAND L.L.P.

Saint Paul, Minnesota
March 27, 1996

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                   ECOLAB INC.
                                 (In Thousands)


        COL. A                         COL. B                 COL. C                COL. D          COL. E
---------------------------------    ----------     --------------------------  ------------      ----------
                                                            Additions
                                                    --------------------------
                                     Balance at     Charged to     Charged to    Deductions       Balance at
                                     Beginning      Costs and        Other          From             End
Description                          of Period       Expenses     Accounts (A)  Reserves (B)      of Period
-----------                          ----------     ----------    ------------  ------------      ----------
Allowance for Doubtful Accounts:

 Year Ended December 31, 1995         $8,703          $4,011         $ 127        $(4,510)         $8,331

 Year Ended December 31, 1994          $7,994         $3,910          $ 233       $(3,434)         $8,703

 Year Ended December 31, 1993          $7,586         $3,152         $ (64)       $(2,680)         $7,994

 (A) Reflects foreign currency translation adjustments and the effect of acquisitions. The year ended December 31, 1993, includes a deduction of $184 related to the sale of the Canadian G.H. Wood janitorial distribution business.

 (B) Uncollectible accounts charged off, net of recovery of accounts previously written off.

              REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors
Henkel-Ecolab Joint Venture


We have audited the combined financial statements of Henkel-Ecolab Joint Venture as listed in the accompanying index. In connection with our audit of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Henkel-Ecolab Joint Venture as of November 30, 1995, 1994 and 1993, and the results of its operations and its cash flows for the periods beginning December 1, 1994, 1993 and 1992, and ended November 30, 1995, 1994 and 1993, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Dusseldorf, Germany, January 19, 1996


KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft                                    [SEAL]
Wirtschaftsprufungsgesellschaft


[SIGNATURE]                  [SIGNATURE]
Dr. Kuhr                     Haas
Wirtschaftsprufer            Wirtschaftsprufer

Henkel-Ecolab Joint Venture


INDEX TO COMBINED FINANCIAL STATEMENTS FOR THE YEARS ENDED NOVEMBER 30, 1995, NOVEMBER 30, 1994 AND NOVEMBER 30, 1993
_____________________________________________________________________________

Report of Independent Accountants
Combined Statements of Income
Combined Balance Sheets
Combined Statements of Cash Flows
Combined Statements of Equity
Notes to the Combined Financial Statements
Financial Statement Schedule : Valuation and Qualifying Accounts and Reserves

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF INCOME


(Thousands)                                                             1994/95             1993/94             1992/93
------------------------------------------------------------------------------------------------------------------------
Net Sales                                                      DM      1,308,935   DM      1,264,985   DM      1,245,446
Cost of Sales                                                            585,002             546,706             562,586
Selling, General and Administrative Expenses                             624,032             600,779             569,376
Royalties to Parents                                                      28,180              31,874              36,460
------------------------------------------------------------------------------------------------------------------------
Operating Income                                                          71,721              85,626              77,024
Other Expenses/Income, principally Interest
  Expense, net                                                             7,977               6,426              10,207
Equity in Gain/(Loss) of Affiliate                                           132               (391)               (582)
------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                63,876              78,809              66,235
Provision for Income Taxes                                                31,637              36,287              35,966
------------------------------------------------------------------------------------------------------------------------
Income before Cumulative Effect of
  Change in Accounting Principle                                          32,239              42,522              30,269
Cumulative Effect at December 1, 1992 of the Change in
  Accounting for Income Taxes                                              _                   _                   9,771
------------------------------------------------------------------------------------------------------------------------
Net Income                                                     DM         32,239   DM         42,522   DM         40,040
                                                               --      ---------   --      ---------   --      ---------


See accompanying Notes to Combined Financial Statements

Henkel-Ecolab Joint Venture


COMBINED BALANCE SHEETS


                                                           November 30,        November 30,        November 30,
(Thousands)                                                    1995                1994                1993
------------------------------------------------------------------------------------------------------------------

Assets

Cash and Cash Equivalents                               DM      67,272      DM      60,978      DM      41,051
Accounts Receivable, net                                       269,160             260,696             266,299
Accounts Receivable from Related Parties                        22,349              15,631              33,917
Loans to Related Parties                                        15,778              38,140              12,297
Inventories                                                    165,604             162,414             152,988
Prepaid Expenses and Other Current Assets                       23,869              22,528              20,088
Deferred Taxes                                                   5,275               6,011               6,714

------------------------------------------------------------------------------------------------------------------

  Current Assets                                               569,307             566,398             533,354

------------------------------------------------------------------------------------------------------------------

Investment in Affiliated Company, net                            8,330               8,987               9,470
Property, Plant and Equipment, net                             160,118             153,837             146,877
Intangible and Other Assets, net                                31,098              26,818              20,043
Deferred Taxes                                                  11,339              10,195               6,821

------------------------------------------------------------------------------------------------------------------

  Total Assets                                          DM     780,192      DM     766,235      DM     716,565
                                                        --     -------      --     -------      --     -------
                                                        --     -------      --     -------      --     -------
------------------------------------------------------------------------------------------------------------------

Liabilities and Equity

Current Portion of Long Term Debt                       DM         712      DM         727      DM         796
Short Term Debt                                                 17,695              19,256              45,505
Loans from Related Parties                                      48,437              63,810              75,910
Accounts Payable                                                84,764              83,432              79,944
Accounts Payable to Related Parties                             28,906              33,070              35,019
Accrued Liabilities                                            140,361             125,629             103,593
Income Taxes                                                    37,996              41,378              28,162

------------------------------------------------------------------------------------------------------------------

  Current Liabilities                                          358,871             367,302             368,929

------------------------------------------------------------------------------------------------------------------

Employee Benefit Obligations                                    94,528              84,549              71,392
Long Term Debt, less Current Maturities                          5,905               6,521               7,090
Deferred Taxes                                                   2,489               2,705               2,027

------------------------------------------------------------------------------------------------------------------

Combined Equity                                                318,399             305,158             267,127

------------------------------------------------------------------------------------------------------------------

  Total Liabilities and Equity                          DM     780,192      DM     766,235      DM     716,565
                                                        --     -------      --     -------      --     -------
                                                        --     -------      --     -------      --     -------



See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF CASH FLOWS


(Thousands)                                                                         1994/95          1993/94          1992/93
-------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                      DM     32,239   DM      42,522   DM      40,040
Cumulative Effect of Change in Accounting for Income Taxes                                -                -             (9,771)
                                                                                  -----------     ------------     ------------
Income before Cumulative Effect of Change in Accounting Principle                      32,239           42,522           30,269

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                                          54,153           45,208           39,648
Equity in (Gain) / Loss of Affiliated Company                                            (132)             391              582
Provision for Doubtful Accounts and Other                                                 791            1,032            3,484
Gain on Sale of Property and Equipment                                                 (1,075)            (762)          (1,076)
Deferred Income Taxes                                                                    (624)          (1,993)          (2,770)

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) / Decrease in Accounts Receivable                                           (9,255)           4,571           (5,670)
(Increase) /Decrease in Due from Related Parties                                       (6,718)          18,286          (16,287)
(Increase) in Inventories                                                              (3,190)          (9,426)         (19,845)
Increase in Accounts Payable and Accrued Liabilities                                   16,064           25,524           45,007
(Decrease) in Due to Related Parties                                                   (4,164)          (1,949)         (25,244)
(Decrease) / Increase in Income Taxes Payable                                          (3,382)          13,216              543
(Increase) / Decrease in Other Current Assets                                          (1,341)          (2,440)          12,895
Increase in Employee Benefit Obligations                                                9,979           13,157           12,488
                                                                                  -----------     ------------     ------------
Cash Provided by Operating Activities                                                  83,345          147,337           74,024
                                                                                  -----------     ------------     ------------
INVESTING ACTIVITIES
Expenditures for Property and Equipment                                               (63,024)         (48,237)         (66,283)
Expenditures for Intangible and Other Assets                                          (11,825)         (13,900)          (8,884)
Proceeds from Sale of Property and Equipment                                            8,070            5,045            3,680
Decrease / (Increase) in Loans to Related Parties                                      22,362          (25,843)           3,640
                                                                                  -----------     ------------     ------------
Cash Used for Investing Activities                                                    (44,417)         (82,935)         (67,847)
                                                                                  -----------     ------------     ------------
FINANCING ACTIVITIES

(Repayments of) / Proceeds from Bank Debt, net                                         (2,192)         (26,887)           6,295
(Decrease) in Loans from Related Parties                                              (15,373)         (12,100)          (3,825)
Dividends Paid                                                                        (17,063)          (1,411)          (9,535)
Equity Allocations                                                                        -                -              6,826
Equity Withdrawals                                                                        -                -             (1,785)
                                                                                  -----------     ------------     ------------
Cash Used for Financing Activities                                                    (34,628)         (40,398)          (2,024)
                                                                                  -----------     ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                             1,994           (4,077)          (3,192)
                                                                                  -----------     ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                   6,294           19,927              961
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       60,978           41,051           40,090
                                                                                  -----------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      DM     67,272   DM      60,978   DM      41,051
                                                                                  -----------     ------------     ------------
                                                                                  -----------     ------------     ------------


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF EQUITY

(Thousands)


                                         Contributed     Retained     Cumulative
                                          Capital        Earnings      Foreign          Total
                                                                       Currency
                                                                      Translation
                                           ____________________________________________________

Balance
November 30, 1992                     DM  206,663         43,213        (11,779)       238,097

Net Income                                                40,040                        40,040

Equity Allocations                          6,826                                        6,826
Equity Withdrawals                         (1,785)                                      (1,785)
Dividends Paid                                            (9,535)                       (9,535)

Translation                                                              (6,516)        (6,516)
Adjustment
                                           ____________________________________________________

Balance
November 30, 1993                     DM  211,704         73,718        (18,295)       267,127

Net Income                                                42,522                        42,522

Dividends Paid                                            (1,411)                       (1,411)

Translation                                                              (3,080)        (3,080)
Adjustment
                                           ____________________________________________________

Balance
November 30, 1994                     DM  211,704        114,829        (21,375)       305,158

Net Income                                                32,239                        32,239

Dividends Paid                                           (17,063)                      (17,063)

Translation                                                              (1,935)        (1,935)
Adjustment
                                           ____________________________________________________

Balance
November 30, 1995                     DM  211,704        130,005        (23,310)       318,399
----------------------------------------  -------        -------        -------        -------
----------------------------------------  -------        -------        -------        -------


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

The financial statements are presented on a combined basis as each Joint Venture entity is owned beneficially by identical shareholders or their wholly-owned subsidiaries. All significant intercompany or affiliated company accounts and transactions have been eliminated in combination. The Joint Venture's fiscal year end has been designated as November 30.

The financial statements are presented on the basis of generally accepted accounting principles in the United States.

FOREIGN CURRENCY TRANSLATION

The accounts of all foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency, except for one country, where due to hyperinflation the functional currency since 1994 has been changed to DEM. For those operations, assets and liabilities are translated into German Marks at period-end exchange rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Net exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses from foreign currency transactions are included in the related income statement category.

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

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Interest income for the period totalled TDM 3,494 in 1995, TDM 3,877 in 1994 and TDM 4,976 in 1993.

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

The investment in an affiliated company consists of 33 percent of the common stock of Comac SpA, Verona. The unamortized portion of the excess of cost over the Joint Venture's share of net assets of Comac amounts to TDM 4,696 at November 30, 1995, TDM 5,444 at November 30, 1994 and TDM 6,192 at November 30, 1993. The market value of the investment cannot be determined.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at original cost. Merchandise equipment consists primarily of various systems for dispensing cleaning and sanitizing products. Depreciation and amortization are charged to operations using the straight-line and declining balance methods over the following estimated useful lives:

Building and improvements                   8 to 40 years
Machinery and equipment                     3 to 20 years
Furniture, fixtures and equipment           3 to 16 years

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

INTANGIBLE ASSETS

Intangible assets primarily consist of amounts by which cost of acquisitions exceed the values assigned to net tangible assets. These assets are amortized over their estimated lives, periods from 3 to 15 years. Total amortization of all intangible assets amounted to TDM 7,469, TDM 6,407 in 1994 and TDM 4,283 in 1993.

HENKEL-ECOLAB JOINT VENTURE

2. BALANCE SHEET INFORMATION

(Thousands)                                                 November 30,        November 30,        November 30,
                                                                1995                1994                1993
---------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE, NET
Accounts Receivable, Trade                           DM        283,434   DM        274,179   DM        278,750
Allowance for Doubtful Accounts                                 14,274              13,483              12,451
                                                        ------------------------------------------------------
                                                     DM        269,160   DM        260,696   DM        266,299
                                                               -------             -------             -------
                                                               -------             -------             -------

INVENTORIES
Raw Materials                                        DM         41,646   DM         36,777   DM         36,087
Work in Process                                                 10,773              10,180               9,931
Finished Goods                                                 113,185             115,457             106,970
                                                        ------------------------------------------------------
    Total                                            DM        165,604   DM        162,414   DM        152,988
                                                               -------             -------             -------
                                                               -------             -------             -------

PROPERTY, PLANT AND EQUIPMENT, NET
Land                                                 DM          6,273   DM          6,164   DM          6,130
Buildings and Improvements                                      75,122              68,060              61,235
Machinery and Equipment                                        112,230             106,629              95,150
Merchandising Equipment, Furniture and Fixtures                199,713             172,510             151,039
Construction in Progress                                         3,204               2,086               6,117
                                                        ------------------------------------------------------
                                                               396,542             355,449             319,671
Accumulated Depreciation and Amortization                      236,424             201,612             172,794
                                                        ------------------------------------------------------
    Total                                            DM        160,118   DM        153,837   DM        146,877
                                                               -------             -------             -------
                                                               -------             -------             -------


INTANGIBLE AND OTHER ASSETS, NET
Goodwill on Acquisitions prior to July 1, 1991       DM         20,941   DM         20,941   DM         20,941
Goodwill on Acquisitions after July 1, 1991                     16,469              13,500               6,197
Other Intangible Assets, including Capitalized
Computer Software                                               19,542              10,811               3,547
                                                        ------------------------------------------------------
                                                                56,952              45,252              30,685
Accumulated Depreciation                                        27,367              21,454              15,439
                                                        ------------------------------------------------------
     Total Intangible Assets, net                               29,585              23,798              15,246
Other Assets, net                                                1,513               3,020               4,797
                                                        ------------------------------------------------------
     Total                                           DM         31,098   DM         26,818   DM         20,043
                                                               -------             -------             -------
                                                               -------             -------             -------


3.  RELATED PARTY TRANSACTIONS

The Joint Venture has entered into a variety of contractual arrangements, including those discussed in the following paragraphs for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Joint Venture entities purchase institutional and industrial hygiene products (primarily finished goods inventory) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements require these entities to purchase specified quantities as defined by an annual supply plan submitted to the related manufacturing facility. Since 1995 products are purchased at agreed upon prices between the parties involved, prior to that on the basis of costs incurred. Purchases totalled TDM 239,819 in 1995, TDM 259,882 in 1994 and TDM 278,693 in 1993.

Henkel also provides certain Joint Venture entities with elective services which include, but are not limited to General Administration, Payroll Administration, Accounting, Research and Development. The cost of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Fees paid by the Joint Venture in consideration for these services amounted to TDM 20,365 in 1995, TDM 20,326 in 1994 and TDM 23,353 in 1993.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Royalty expense related to this technology transfer agreement amounted to TDM 28,180 in 1995, TDM 31,874 in 1994 and TDM 36,460 in 1993.

The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an over-draft basis and through short term loans of more than 3 months. There is currently no maximum level of borrowing specified under this agreement. The interest rate basis for both arrangements is the London Interbank Offering Rate (interest rate for German marks overdrafts 5.25 % per November 30, 1995 and
4.25 % for 3 month short term German Marks loans per November 30, 1995); on overdrafts, approximately between 0.4 - 1.5 percentage point is paid to compensate Henkel for administration costs.

At November 30, 1995 the Joint Venture had borrowed TDM 48,437, from Henkel Group Companies, TDM 63,810 in 1994 and TDM 75,910 in 1993. The loans received from Henkel Group Companies had totalled TDM 15,778 in 1995, TDM 38,140 in 1994 and TDM 12,297 in 1993. The fair values of intercompany loans receivable and payable approximate book value.

Interest expense to related companies totalled TDM 6,235 in the year ended November 30, 1995, TDM 6,304 in 1994 and TDM 9,819 in 1993. Interest income from related companies amounted to TDM 3,251 for the year ended November 30, 1995, TDM 1,989 in 1994 and TDM 1,503 in 1993.

4.  INCOME TAXES

The provision for income taxes totalled TDM 31,637, compared to November 30, 1994 TDM 36,287 and November 30, 1993 TDM 35,966. The net deferred taxes included in the provision for income taxes for 1995 were TDM 624 credit, for 1994 TDM 1,993 credit and for 1993 TDM 2,770 credit.

Effective December 1, 1992, the Joint Venture adopted the provisions of Statement of Financial Accounting Standards of Nov. 109, "Accounting for Income Taxes" (FAS 109). The cumulative effect of this change in accounting principle as of December 1, 1992 amounted to TDM 9,771. Prior years' financial statements were not restated.

The components of the Joint Venture's overall net deferred tax asset at November 30, 1995, at November 30, 1994 and at November 30, 1993 are as follows:

Deferred tax assets:                   November      November     November
                                       30, 1995      30, 1994     30, 1993
                                       --------      --------     --------
                                       TDM           TDM          TDM

Goodwill amortization                      642         2,213        6,226
Tax loss carryforwards                   7,894         5,614        5,774
Accruals, not permitted for
tax purposes                             3,355         2,921        2,148
Inventory valuation                      1,847         1,345        1,084
Pension provision, not deductible        4,926         4,746        3,784
Intangible assets (other than
goodwill) amortization                   1,535         2,024          693
Fixed assets                             5,203         4,853            0
Other                                    1,516         3,275        2,912
                                        ---------------------------------
Total gross deferred tax assets         26,918        26,991       22,591
Valuation allowance                     (7,665)       (8,023)      (6,369)
                                        ---------------------------------
Total deferred tax assets               19,521        18,968       16,222
                                        ---------------------------------

Deferred tax liabilities:

Depreciation on tangible assets         (3,555)       (3,547)      (2,578)
Other                                   (1,573)       (1,920)      (2,136)
                                        ---------------------------------
Total deferred tax liabilities          (5,128)       (5,467)      (4,714)
                                        ---------------------------------

Net deferred tax asset                  14,125        13,501       11,508
                                        ---------------------------------
                                        ---------------------------------


At November 30, 1995, the Joint Venture had net foreign operating loss carryforwards for tax purposes of approximately TDM 25,163 compared to November 30, 1994 to TDM 17,847 and compared to November 30, 1993 to TDM 16,577. A significant portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates up to five years.

As of November 30, 1995, 1994 and 1993 the tax benefits of the loss carryforwards have been reserved 100% in Great Britain, 20% in Italy, 60% in Switzerland in 1995 and 80% in 1994 and 1993. As at December 1, 1992 all loss carryforwards had been reserved 100%. The changes in the valuation allowance were made due to turnarounds in the profitability of the Joint Venture companies in the respective countries.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1995.

A reconciliation of the statutory German trade tax and federal corporate income tax rate to the effective income tax rate was:

                                         1995         1994         1993
                                         ----         ----         ----
Statutory German rate                    44.4%        44.4%        45.3%
Other European rates                     (7.5)        (6.6)        (7.4)
Losses and deferred items
without offsetting tax benefits           5.8          3.6          5.0
Provision for taxes arising
from tax examination                      5.9          0.0          0.0
Different tax base in Germany             0.5          3.8          3.8
Deferred taxes refundable to
parent                                    3.8          3.1          9.2
Change of valuation allowance            (1.5)         0.0         (6.4)
Other                                    (1.9)        (2.3)         4.8
                                         ----         ----         ----
Effective income tax rate                49.5%        46.0%        54.3%
                                         ----         ----         ----
                                         ----         ----         ----

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

In 1995, the tax payments were TDM 24,503, in 1994 TDM 21,368 and in 1993 TDM 29,846.

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

A summary of the components of net periodic pension cost for the German plans for the twelve months ended November 30, 1995, 1994 and 1993 follows (TDM):

                                         1995        1994         1993

Service cost-employee benefits           3,646       3,174        2,890
Interest cost                            5,567       4,952        4,258
Net amortization and deferral              546         546          546
                                         -----       -----        -----
Total Pension expense                    9,759       8,672        7,694
                                         -----       -----        -----
                                         -----       -----        -----

The status of the employee pension benefit plans for Germany at November 30, 1995, 1994 and 1993 is summarized below (TDM):


Actuarial present value of:              1995        1994         1993

Vested benefit obligation                60,927      47,578       38,321

Non-vested accumulated
benefit obligation                        3,433       2,799        2,112
                                         ------      ------       ------
Accumulated benefit obligation           64,360      50,377       40,433
                                         ------      ------       ------
                                         ------      ------       ------

Projected benefit obligation             80,074      66,354       56,975
Unrecognized net transition
obligation                                7,700       8,246        8,790
Unrecognized net (gain)/loss              6,172         124         (942)
                                         ------      ------       ------
Unfunded accrued pension cost            66,202      57,984       49,127
                                         ------      ------       ------
                                         ------      ------       ------

The following assumptions have been used to develop net periodic pension expense and the actuarial present value of projected benefit obligations:

                                         1995        1994         1993

Assumed discount rate                    7.0 %       7.5 %        7.5 %

Rate of increase in future               4.0 %       4.5 %        5.0 %
Compensation levels

The Joint Venture also sponsors other defined benefit plans, defined contribution plans and participation government-sponsored programs in certain European countries. Expenses under these plans amounted to approximately TDM 7,767 for the twelve months ended November 30, 1995, TDM 13,433 in 1994 and TDM 12,863 in 1993.

Other Joint Venture-specific savings plans, post-retirement and post-employment benefit plans requiring contribution by the Joint Venture are not material.

6.  TOTAL INDEBTEDNESS

Short Term Debt

As of November 30, 1995 short term debt totalled TDM 17,695 compared to November 30, 1994 TDM 19,256 and compared to November 30, 1993 TDM 45,505, generally in overdraft facilities with interest rates based on local money market rates. As of November 30, 1995 the three main balances are in French Franc in the equivalent amount of TDM 7,599 at an interest rate of 6.5 %-7 % p.a., in Italian Lira in the equivalent amount of TDM 3,291 at an interest rate of 11 % p.a. and in Spanish Peseta in the equivalent amount of TDM 2,458 at an interest rate of 7.15 % p.a..

Long Term Debt

                                         1995        1994         1993
                                         ----        ----         ----
                                         TDM         TDM          TDM

Notes                                    6,617       7,248        7,886
Less current maturities                    712         727          796
                                         -----       -----        -----
Total                                    5,905       6,521        7,090
                                         -----       -----        -----
                                         -----       -----        -----


The total long term debt amount is borrowed in Danish Krona at an average interest rate of 10.18 % p.a.. As of November 30, 1995, the aggregate annual maturities of long term debt for the next five years were:

1996 - TDM 712                      1997 - TDM   645
1998 - TDM 645                      1999 - TDM   645
2000 - TDM 645                after 2000 - TDM 3,325

Interest expense related to all debt was TDM 4,329 in 1995, compared to November 30, 1994 TDM 4,584 and compared to November 30, 1993 TDM 6,700. No significant differences existed between interest expense and interest paid.

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

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (TDM):

                                November 30, 1995         November 30, 1994
                                -----------------         -----------------
                                Notional    Credit        Notional    Credit
                                Amount    Exposure        Amount    Exposure
                                ------    --------        ------    --------

Forwards                        36,105       0            30,753       203
Options purchased                    0       0             3,142       131
                                ------       -            ------       ---
                                36,105       0            33,895       334
                                ------       -            ------       ---
                                ------       -            ------       ---

The primary purpose of foreign exchange contracts is to hedge various intercompany loans. The Joint Venture also enters to a limited extent into forward exchange contracts and options to hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a 12 months time horizon. Gains and losses arising on hedged loan transactions are accrued to income over the period of the hedge.

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

The "buy" amounts represent the German Marks equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the German Marks equivalent of commitments to sell foreign currencies (TDM):

                                          1995                1994
                                    -----------------    ----------------
                                    Buy        Sell      Buy       Sell

Italian Lira/US-Dollar               9,759      9,936    11,044    10,739
Belgium Franc/Dutch Guilders         4,866      4,865         0         0
Pound Sterling                       4,840      4,792     7,319     7,364
US-Dollar                            4,120      4,224     3,142     3,000
Finmark/Swedish Krona                2,641      2,531         0         0
Danish Krona                         2,574      2,582     8,170     7,997
Swiss Franc                          2,449      2,462         0         0
Greek Drachme/French Franc           2,024      2,060     3,148     3,248
Irish Pound                          1,434      1,441         0         0
Portuguese Escudo                      864        874       677       685
Finmark                                331        336         0         0
Norwegian Krona                        203        204         0         0
Swedish Krona                            0          0       395       367
                                    -----------------    ----------------
                                    36,105     36,307    33,895    33,400
                                    ------     ------    ------    ------
                                    ------     ------    ------    ------

c) Fair Value of Off Balance Sheet Financial Instruments

The fair value of off balance sheet financial instruments is not significant.

8.  RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were DM 33.0 million in 1995, DM 34.1 million in 1994 and DM 28.3 million in 1993.

9.  COMMITMENTS AND CONTINGENCIES

The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1995 (TDM):

                    1996                   14,943
                    1997                    9,119
                    1998                    5,839
                    1999                    4,513
                    2000                    4,069
                    thereafter              5,362
                                           ------
                    Total                  43,845
                                           ------
                                           ------

Rent expense for the twelve month period ended November 30, 1995, was approximately TDM 17,790, compared to November 30, 1994 approximately TDM 16,372 and compared to November 30, 1993 approximately TDM 13,415.

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

The Joint Venture's operations and customers are located throughout in Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1995, 1994 and 1993, and there were no significant accounts receivable from a single customer at November 30, 1995, 1994 and 1993. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

HENKEL-ECOLAB JOINT VENTURE

Schedule I - Valuation and Qualifying Accounts and Reserves
          (Thousands)

----------------------------------------------------------------------------------
    Description              Balance,      Additions      Deductions     Balance,
                             Beg. of          (a)           from         Close of
                             Period                        Reserve        Period
                                                             (b)
----------------------------------------------------------------------------------
Period Ended
November 30, 1993

Allowance for      DM         8,967          6,616          3,132         12,451
doubtful
Accounts
                             ------          -----          -----         ------
                   DM         8,967          6,616          3,132         12,451
                             ------          -----          -----         ------
                             ------          -----          -----         ------

Period Ended
November 30, 1994

Allowance for      DM        12,451          5,245          4,213         13,483
doubtful
Accounts
                             ------          -----          -----         ------
                   DM        12,451          5,245          4,213         13,483
                             ------          -----          -----         ------
                             ------          -----          -----         ------

Period Ended
November 30, 1995

Allowance for      DM        13,483          5,365          4,574         14,274
doubtful
Accounts
                             ------          -----          -----         ------
                   DM        13,483          5,365          4,574         14,274
                             ------          -----          -----         ------
                             ------          -----          -----         ------

(a) Provision for doubtful accounts
    (charged to expenses)

(b) Items determined to be uncollectible, less recovery of amounts previously written off.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
  (3)A.(i)        Restated Certificate of               --
                  Incorporation - Incorporated
                  by reference to Exhibit (3)A
                  of the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1992.


       (ii)       Amended Certificate of                E
                  Designation, Preferences and
                  Rights, Including Increase in
                  Number of Shares, of the
                  Series A Junior Participating
                  Preferred Stock of the
                  Company.

     B.           By-Laws, as amended through           E
                  December 18, 1995.

  (4)A.           Common Stock - see Exhibits           --
                  (3)A and (3)B.

     B.           Form of Common Stock                  E
                  Certificate.

     C.           Rights Agreement dated as of          --
                  February 24, 1996 -
                  Incorporated by reference to
                  Exhibit (4) of the Company's
                  Current Report on Form 8-K
                  dated February 24, 1996.

     D.           Note Agreement dated as of            --
                  October 1, 1991 relating to
                  $100,000,000 9.68% Senior
                  Notes Due October 1, 2001
                  between the Company and the
                  insurance companies named
                  therein - Incorporated by
                  reference to Exhibit (4)F of
                  the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1991.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
     E.           Multicurrency Credit                  --
                  Agreement dated as of
                  September 29, 1993, as
                  Amended and Restated as of
                  January 1, 1995, among the
                  Company, the financial
                  institutions party thereto,
                  Citibank, N.A., as Agent,
                  Citibank International Plc,
                  as Euro-Agent and Morgan
                  Guaranty Trust Company of New
                  York as Co-Agent -
                  Incorporated by reference to
                  Exhibit (4)E of the Company's
                  Form 10-K Annual Report for
                  the year ended December 31,
                  1994.

     F.           Copies of other constituent           --
                  instruments defining the
                  rights of holders of
                  long-term debt of the Company
                  and its subsidiaries are not
                  filed herewith, pursuant to
                  Section (b)(4)(iii) of Item
                  601 of Regulation S-K,
                  because the aggregate amount
                  of securities authorized
                  under each of such
                  instruments is less than 10%
                  of the total assets of the
                  Company and its subsidiaries
                  on a consolidated basis.  The
                  Company hereby agrees that it
                  will, upon request by the
                  Securities and Exchange
                  Commission, furnish to the
                  Commission a copy of each
                  such instrument.

  (9)             Amended and Restated                  --
                  Stockholder's Agreement - See
                  Exhibit (10)S(iv) hereof.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
  (10)A.          Ecolab Inc. 1977 Stock                --
                  Incentive Plan, as amended
                  through May  10, 1991 -
                  Incorporated by reference to
                  Exhibit (10)A of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1990.

     B.           Ecolab Inc. 1993 Stock                --
                  Incentive Plan - Incorporated
                  by reference to Exhibit (10)B
                  of the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1992.

     C.           1988 Non-Employee Director            --
                  Stock Option Plan as amended
                  through February 23, 1991 -
                  Incorporated by reference to
                  Exhibit (10)D of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1990.

     D.           1995 Non-Employee Director            --
                  Stock Option Plan -
                  Incorporated by reference to
                  Exhibit (10)D of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1994.

     E.           Non-Employee Director Stock-          --
                  For-Retainer Plan -
                  Incorporated by reference to
                  Exhibit (10)E of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1991.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
     F.           Form of Director                      --
                  Indemnification Agreement
                  dated August 11, 1989.
                  Substantially identical
                  agreements are in effect as
                  to each director of the
                  Company - Incorporated by
                  reference to Exhibit (19)A of
                  the Company's Form 10-Q for
                  the quarter ended
                  September 30, 1989.

     G.(i)        Deferred Compensation Plan            --
                  for Non-Employee Directors
                  (1984) - Incorporated by
                  reference to Exhibit (10)F(i)
                  of the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1990.

       (ii)       First Declaration of                  --
                  Amendment to Deferred
                  Compensation Plan for Non-
                  Employee Directors (1984)
                  effective December 13, 1991 -
                  Incorporated by reference to
                  Exhibit (10)G(ii) of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1991.

     H.(i)        Deferred Compensation Plan            --
                  for Non-Employee Directors -
                  1986 - Incorporated by
                  reference to Exhibit (10)F of
                  the Company's Form 10-K
                  Annual Report for the fiscal
                  year ended June 30, 1987.

       (ii)       First Declaration of                  --
                  Amendment to Deferred
                  Compensation Plan for Non-
                  Employee Directors - 1986,
                  effective December 13, 1991 -
                  Incorporated by reference to
                  Exhibit (10)H(ii) of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1991.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
     I.           Ecolab Non-Employee                   --
                  Directors' Retirement Plan -
                  Incorporated by reference to
                  Exhibit (10)I of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1991.

     J.           Ecolab Executive Death                --
                  Benefits Plan, as amended and
                  restated effective March 1,
                  1994 - Incorporated by
                  reference to Exhibit (10)J of
                  the Company's 10-K Annual
                  Report for the year ended
                  December 31, 1994.  See also
                  Exhibit (10)P hereof.

     K.           Ecolab Executive Long-Term            --
                  Disability Plan, as amended
                  and restated effective
                  January 1, 1994 -
                  Incorporated by reference to
                  Exhibit (10)K of the
                  Company's 10-K Annual Report
                  for the year ended
                  December 31, 1994.  See also
                  Exhibit (10)P hereof.

     L.           Ecolab Executive Financial            --
                  Counseling Plan -
                  Incorporated by reference to
                  Exhibit (10)K of the
                  Company's Form 10-K Annual
                  Report for the year ended
                  December 31, 1992.

     M.(i)        Ecolab Supplemental Executive         --
                  Retirement Plan, as amended
                  and restated effective
                  July 1, 1994 - Incorporated
                  by reference to Exhibit
                  (10)M(i) of the Company's 10-
                  K Annual Report for the year
                  ended December 31, 1994.  See
                  also Exhibit (10)P hereof.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
       (ii)       First Declaration of                  --
                  Amendment to Ecolab
                  Supplemental Executive
                  Retirement Plan effective as
                  of July 1, 1994 -
                  Incorporated by reference to
                  Exhibit (10)M(ii) of the
                  Company's 10-K Annual Report
                  for the year ended
                  December 31, 1994.

       (iii)      Second Declaration of                 E
                  Amendment to Ecolab
                  Supplemental Executive
                  Retirement Plan effective as
                  of July 1, 1994.

     N.(i)        Ecolab Mirror Savings Plan            --
                  (formerly:  Ecolab Executive
                  Non-Qualified Deferred
                  Compensation Plan), as
                  amended and restated
                  effective September 1, 1994 -
                  Incorporated by reference to
                  Exhibit (10)N of the
                  Company's 10-K Annual Report
                  for the year ended
                  December 31, 1994.  See also
                  Exhibit (10)P hereof.

       (ii)       First Declaration of                  E
                  Amendment to Ecolab Mirror
                  Savings Plan effective as of
                  January 1, 1995.

     O.(i)        Ecolab Mirror Pension Plan            --
                  effective July 1, 1994 -
                  Incorporated by reference to
                  Exhibit (10)O(i) of the
                  Company's Annual Report on
                  Form 10-K for the year ended
                  December 31, 1994.  See also
                  Exhibit 10(P) hereof.




                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
       (ii)       First Declaration of                  --
                  Amendment to Ecolab Mirror
                  Pension Plan effective as of
                  July 1, 1994 - Incorporated
                  by reference to Exhibit
                  (10)O(ii) of the Company's
                  Annual Report on Form 10-K
                  for the year ended
                  December 31, 1994.

       (iii)      Second Declaration of                 E
                  Amendment to Ecolab Mirror
                  Pension Plan effective as of
                  July 1, 1994.

     P.           The Ecolab Inc.                       --
                  Administrative Document for
                  Non-Qualified Benefit Plans
                  (Exhibit 10(P)) is
                  incorporated by reference in,
                  and is a part of, each of the
                  referenced Plan documents -
                  Incorporated by reference to
                  Exhibit (10)P of the
                  Company's 10-K Annual Report
                  for the year ended
                  December 31, 1994.

     Q.           Ecolab Management Performance         --
                  Incentive Plan - Incorporated
                  by reference to Exhibit (10)N
                  of the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1993.

     R.(i)        Severance Agreement dated             --
                  March 19, 1990, between
                  Pierson M.  Grieve and the
                  Company - Incorporated by
                  reference to Exhibit (10)M of
                  the Company's Form 10-K
                  Annual Report for the year
                  ended December 31, 1989.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
       (ii)       Amendment, dated as of                --
                  February 26, 1994, to
                  Severance Agreement dated
                  March 19, 1994, between
                  Pierson M. Grieve and the
                  Company - Incorporated by
                  reference to Exhibit (10) of
                  the Company's Form 10-Q for
                  the quarter ended
                  September 30, 1994.

       (iii)      Description of Pierson M.             --
                  Grieve's retirement benefit -
                  Incorporated by reference to
                  written description of
                  Consulting Agreement
                  contained on pages 19 and 20
                  of the Proxy Statement.

     S.(i)        Amended and Restated Umbrella         --
                  Agreement between Henkel KGaA
                  and Ecolab Inc. dated
                  June 26, 1991 - Incorporated
                  by reference to Exhibit 13 of
                  HC Investments, Inc.'s and
                  Henkel KGaA's Amendment No. 4
                  to Schedule 13D dated
                  July 16, 1991.

       (ii)       Amended and Restated Joint            --
                  Venture Agreement between
                  Henkel KGaA and Ecolab Inc.
                  dated June 26, 1991 -
                  Incorporated by reference to
                  Exhibit 14 of HC Investments,
                  Inc.'s and Henkel KGaA's
                  Amendment No. 4 to Schedule
                  13D dated July 16, 1991.

       (iii)      Amended and Restated ROW              --
                  Purchase Agreement between
                  Henkel KGaA and Ecolab Inc.
                  dated June 26, 1991 -
                  Incorporated by reference to
                  Exhibit (7) of the Company's
                  Current Report on Form 8-K
                  dated July 11, 1991.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------
       (iv)       Amended and Restated                  --
                  Stockholder's Agreement
                  between Henkel KGaA and
                  Ecolab Inc. dated June 26,
                  1991 - Incorporated by
                  reference to Exhibit 15 of HC
                  Investments, Inc.'s and
                  Henkel KGaA's Amendment No. 4
                  to Schedule 13D dated
                  July 16, 1991.

     T.           Agreement and Plan of Merger          --
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

 (11)             Computation of Primary and            E
                  Fully Diluted Earnings Per
                  Share.

 (13)             Those portions of the                 E
                  Company's Annual Report to
                  Stockholders for the year
                  ended December 31, 1995 which
                  are incorporated by reference
                  into Parts I, II and IV
                  hereof.

 (21)             List of Subsidiaries as of            E
                  March 19, 1996.

 (23)A.           Consent of Coopers & Lybrand          --
                  L.L.P. to Incorporation by
                  Reference at page 29 hereof
                  is filed as a part hereof.

     B.           Consent of KPMG Deutsche              E
                  Treuhand-Gesellschaft
                  Aktiengesellschaft.



                                                   Paper (P) or
 Exhibit No.      Document                        Electronic (E)
 -----------      --------                        --------------

 (24)             Powers of Attorney.                   E

 (27)             Financial Data Schedule.              E

 COVER            Cover Letter.                         E