Form 10-Q
period 1996-03-31
ECOLAB INC
filed 1996-05-08
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File No. 1-9328
                    ------

                              ECOLAB INC.
- --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

        Delaware                                        41-0231510
- --------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                  Identification No.)

                 Ecolab Center, St. Paul, Minnesota  55102
- -------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                            612-293-2233
- -------------------------------------------------------------------------
         (Registrant's telephone number, including area code)

                             (Not Applicable)
- -----------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1996.

64,272,684 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                           First Quarter Ended      Year Ended
                                                 March 31           December 31
(thousands, except per share)             1996            1995          1995
                                       ---------       ---------    -----------
                                               (unaudited)
Net Sales                               $333,720        $309,560    $1,340,881

Cost of Sales                            152,589         138,619       603,167

Selling, General
  and Administrative Expenses            147,333         139,870       575,028
                                        --------        --------    ----------
Operating Income                          33,798          31,071       162,686

Interest Expense, Net                      3,440           2,573        11,505
                                        --------        --------    ----------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                           30,358          28,498       151,181

Provision for Income Taxes                12,171          11,458        59,694

Equity in Earnings of
  Henkel-Ecolab Joint Venture              1,458           1,355         7,702
                                        --------        --------    ----------

Net Income                              $ 19,645        $ 18,395     $  99,189
                                        --------        --------    ----------
                                        --------        --------    ----------

Net Income Per Common Share             $   0.30        $   0.27    $     1.50

Dividends Per Common Share              $   0.14        $  0.125    $    0.515

Average Common Shares Outstanding         64,590          67,742        66,097

See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET


                                   March 31     March 31    December 31
(thousands)                          1996         1995          1995
                                  ----------   ----------   -----------
                                       (unaudited)

ASSETS

Cash and cash equivalents         $   18,034   $   91,492   $   24,718

Accounts receivable, net             194,407      174,593      198,432

Inventories                          123,058      102,015      106,117

Deferred income taxes                 23,010       22,232       21,617

Other current assets                  28,902       14,802        7,188
                                 -----------   ----------   ----------
Current Assets                       387,411      405,134      358,072


Property, Plant and
  Equipment, Net                     302,351      251,196      292,937


Investment in Henkel-Ecolab
  Joint Venture                      298,776      301,651      302,298


Other Assets                         138,357       91,862      107,573
                                 -----------   ----------   ----------

Total Assets                      $1,126,895   $1,049,843   $1,060,880
                                 -----------   ----------   ----------
                                 -----------   ----------   ----------

See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                      CONSOLIDATED BALANCE SHEET, Continued


                                     March 31    March 31    December 31
(thousands, except per share)          1996        1995          1995
                                    ----------   --------    -----------
                                          (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                     $   55,043   $   42,444  $   71,647

Accounts payable                        84,835       78,474      81,931

Compensation and benefits               46,528       41,441      59,766

Income taxes                            20,201       19,982      18,248

Other current liabilities               92,893       75,516      78,946
                                   -----------   ----------   ---------
Current Liabilities                    299,500      257,857     310,538

Long-Term Debt                         163,842      105,185      89,402

Postretirement Health Care
  and Pension Benefits                  74,102       75,608      70,666

Other Liabilities                      134,326      129,500     133,616

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  March 31,
  1996 - 64,420; March 31, 1995 -
  67,881; December 31, 1995 -
  64,701)                              455,125      481,693     456,658
                                   -----------   ----------   ---------
Total Liabilities and
  Shareholders' Equity              $1,126,895   $1,049,843  $1,060,880
                                   -----------   ----------   ---------
                                   -----------   ----------   ---------

See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                   First Quarter Ended     Year Ended
                                        March 31           December 31
(thousands)                          1996         1995         1995
                                   --------     -------    -----------
                                       (unaudited)

OPERATING ACTIVITIES
Net income                         $19,645      $18,395     $ 99,189

Adjustments to reconcile net
  income to cash provided by
  operating activities:
  Depreciation                      18,527       15,892       64,651
  Amortization                       3,080        2,819       11,628
  Deferred income taxes               (126)        (274)        (759)
  Equity in earnings of
    joint venture, net of
    royalties received                (214)          29       (2,092)
  Other, net                            25           58          801
  Changes in operating assets
    and liabilities:
    Accounts receivable             10,059       (6,944)     (26,843)
    Inventories                    (11,694)      (2,590)      (4,136)
    Other assets                    (5,168)      (2,483)     (11,371)
    Accounts payable                  (107)       1,538        4,561
    Other liabilities                  671        1,296       27,834
                                   -------      -------     --------
Cash provided by continuing
  operations                        34,698       27,736      163,463

Cash provided by discontinued
  operations                                                   3,000
                                   -------      -------     --------

Cash provided by operating
  activities                       $34,698      $27,736     $166,463
                                   -------      -------     --------

Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS, Continued


                                   First Quarter Ended     Year Ended
                                         March 31          December 31
(thousands)                          1996         1995         1995
                                   --------     -------    -----------
                                       (unaudited)

INVESTING ACTIVITIES
Capital expenditures               $(25,563)    $(22,221)   $(109,894)
Property disposals                      576          292        1,806
Sale of investments in securities                               4,007
Businesses acquired                 (39,930)      (5,795)     (26,437)
Other, net                             (144)        (315)       6,991
                                   --------     --------    ---------
Cash used for investing activities  (65,061)     (28,039)    (123,527)
                                   --------     --------    ---------


FINANCING ACTIVITIES
Notes payable                       (16,164)         456       29,355
Long-term debt borrowings            75,000                     2,141
Long-term debt repayments           (19,459)        (143)     (20,060)
Reacquired shares                   (11,143)         (14)     (90,391)
Dividends                            (9,057)      (8,457)     (33,114)
Other, net                            4,417        1,747       (4,561)
                                   --------     --------    ---------
Cash provided by (used for)
  financing activities               23,594       (6,411)    (116,630)
                                   --------     --------    ---------
Effect of exchange rate
  changes on cash                        85          (49)         157
                                   --------     --------    ---------
DECREASE IN CASH AND
  CASH EQUIVALENTS                   (6,684)      (6,763)     (73,537)

Cash and Cash Equivalents,
  at beginning of period             24,718       98,255       98,255
                                   --------     --------    ---------
Cash and Cash Equivalents,
  at end of period                 $ 18,034     $ 91,492    $  24,718
                                   --------     --------    ---------
                                   --------     --------    ---------

Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the first quarter ended March 31, 1996 and 1995, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1995 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION
                                      March 31      March 31  December 31
(thousands)                             1996          1995       1995
                                     ---------     ---------  -----------
                                          (unaudited)
Accounts Receivable, Net
 Accounts receivable                 $ 202,710     $ 183,460   $ 206,763
 Allowance for doubtful accounts        (8,303)       (8,867)     (8,331)
                                     ---------     ---------   ---------
   Total                             $ 194,407     $ 174,593   $ 198,432
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------
Inventories
 Finished goods                      $  60,955     $  44,293   $  47,035
 Raw materials and parts                66,073        61,163      62,132
 Excess of fifo cost over lifo cost     (3,970)       (3,441)     (3,050)
                                     ---------     ---------   ---------
   Total                             $ 123,058     $ 102,015   $ 106,117
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------
Property, Plant and Equipment, Net
  Land                               $   6,915     $   6,400   $   6,941
  Buildings and leaseholds             118,860       109,057     117,042
  Machinery and equipment              196,988       174,977     188,453
  Merchandising equipment              298,973       265,114     292,962
  Construction in progress              12,659         5,915      14,571
                                     ---------     ---------   ---------
                                       634,395       561,463     619,969
  Accumulated depreciation
    and amortization                  (332,044)     (310,267)   (327,032)
                                     ---------     ---------   ---------
      Total                          $ 302,351     $ 251,196   $ 292,937
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Balance Sheet Information (Continued)

                                     March 31    March 31    December 31
(thousands)                            1996        1995         1995
                                     --------    --------    -----------
                                        (unaudited)

Other Assets
  Intangible assets, net            $ 76,849     $ 42,923     $  50,773
  Investments in securities            5,000        5,000         5,000
  Deferred income taxes               27,548       26,371        27,383
  Other                               28,960       17,568        24,417
                                    --------     --------     ---------
    Total                           $138,357     $ 91,862     $ 107,573
                                    --------     --------     ---------
                                    --------     --------     ---------
Short-Term Debt
  Notes payable                     $ 38,552     $ 25,844     $  54,950
  Long-term debt, current
    maturities                        16,491       16,600        16,697
                                    --------     --------     ---------
    Total                           $ 55,043     $ 42,444     $  71,647
                                    --------     --------     ---------
                                    --------     --------     ---------
Shareholders' Equity
  Common stock                      $ 70,148     $ 69,834     $  70,078
  Additional paid-in capital         172,713      166,407       171,765
  Retained earnings                  336,498      267,821       325,674
  Deferred compensation               (6,109)      (4,560)       (6,484)
  Cumulative translation              13,601       14,488        16,272
  Treasury stock                    (131,726)     (32,297)     (120,647)
                                    --------     --------     ---------
    Total                           $455,125     $481,693     $ 456,658
                                    --------     --------     ---------
                                    --------     --------     ---------

Interest expense related to all debt was $4,645,000 and $3,932,000 for the first quarter ended March 31, 1996 and 1995, respectively, and $15,857,000 for the year ended December 31, 1995.

Other noncurrent liabilities included income taxes payable of $96 million at March 31, 1996 and December 31, 1995, and $94 million at March 31, 1995.

In January 1996, the Company issued $75 million of 7.19 percent senior notes to a group of insurance companies. The notes mature in January 2006. Proceeds from the debt were used to reduce short-term borrowings and for general corporate purposes.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Business Acquisitions

On February 20, 1996, the Company acquired Huntington Laboratories, Inc. of Huntington, Indiana. Huntington is a leading manufacturer and marketer of disinfectants, germicides, surgical scrubs and sterilants, primarily serving the U.S. healthcare and education janitorial markets. Huntington will become part of the Company's Janitorial Division, complimenting the existing janitorial product lines. Included in the purchase is Huntington's QUATS-Surfactants disinfectant business which Ecolab intends to sell. The purchase price included cash consideration and the assumption of existing indebtedness which the Company repaid concurrent with the consummation of the stock purchase transaction. The acquisition was financed with a portion of the proceeds received from the issuance of $75 million of senior notes in January 1996 and with existing lines of credit.

The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the financial statements of the
Company from the date of acquisition.   The allocation of the purchase price and
the determination of the excess of the purchase price over the fair market value of the net assets acquired are preliminary as of March 31, 1996.

Net sales for the first quarter ended March 31, 1996 included approximately $5 million of sales from the Huntington operations from the date of acquisition. Huntington's operating income for the first quarter of 1996 was not significant. The annual sales of the core Huntington operations, which the Company expects to retain, are approximately $50 million.

NET INCOME PER COMMON SHARE

Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding. Stock options did not have a significant dilutive effect.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




GEOGRAPHIC SEGMENTS

The Company is a global developer and marketer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels and restaurants; foodservice, healthcare and educational facilities; quickservice (fast-food) units; commercial laundries; light industry; dairy plants and farms; and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American and African operations and the international operations of Kay. In addition, the Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in the Henkel-Ecolab joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements.

                           First Quarter        Year Ended
                          Ended March 31        December 31
(thousands)               1996       1995          1995
                        --------   --------     -----------
                            (unaudited)

Net Sales
  United States         $255,695   $242,226     $1,030,126
  International           78,025     67,334        310,755
                        --------   --------     ----------
    Total               $333,720   $309,560     $1,340,881
                        --------   --------     ----------
                        --------   --------     ----------

Operating Income
  United States         $ 30,154   $ 29,525     $  147,330
  International            4,378      2,695         19,580
  Corporate                 (734)    (1,149)        (4,224)
                        --------   --------     ----------
    Total               $ 33,798   $ 31,071     $  162,686
                        --------   --------     ----------
                        --------   --------     ----------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

The Company's equity in earnings of the Henkel-Ecolab joint venture for the first quarter ended March 31, 1996 and 1995 and for the year ended December 31, 1995 was:

                                 First Quarter        Year Ended
                                 Ended March 31       December 31
(thousands)                      1996        1995        1995
                               --------    -------    -----------
                                  (unaudited)

Joint venture

  Net sales                    $216,847    $200,482   $909,196

  Gross profit                  118,850     111,534    502,849

  Income before
   income taxes                  10,558       8,583     44,392

  Net income                   $  5,183    $  4,291   $ 22,406

Ecolab equity in earnings

  Ecolab equity in
    net income                 $  2,592    $  2,146   $ 11,203

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                  1,193       1,410      5,814

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                      (2,327)     (2,201)    (9,315)
                               --------    --------   --------
  Equity in earnings of
    Henkel-Ecolab
    joint venture              $  1,458    $  1,355   $  7,702
                               --------    --------   --------
                               --------    --------   --------

At March 31, 1996, the Company's investment in the Henkel-Ecolab joint venture included approximately $188 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Ecolab Inc.



     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, and the related consolidated statements of income and cash flows for the year then ended, is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.





                                           /s/Coopers & Lybrand L.L.P.
                                           COOPERS & LYBRAND L.L.P.


Saint Paul, Minnesota
April 18, 1996

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 1996

Net sales for the first quarter ended March 31, 1996 were $334 million, an increase of 8 percent over net sales of $310 million in the first quarter of last year. This sales improvement included strong International growth and modest growth in the United States where sales were negatively affected by the impact of severe weather on Ecolab's customers and comparison against very strong sales in the first quarter of last year.

The gross profit margin for the first quarter of 1996 was 54.3 percent of net sales, compared to a gross profit margin of 55.2 percent of net sales in the first quarter of last year. The decrease in the gross profit margin reflects higher raw material costs, limited selling price increases due to competitive pressures and product mix, with lower sales levels of the higher margin products of the Company's core operations during the first quarter of 1996. Raw material cost increases have moderated somewhat since mid-1995. Management continues to focus on future raw material cost increases and competition in the marketplace to minimize any impact on the Company's overall operating results.

Selling, general and administrative expenses totaled $147 million, or 44.1 percent of net sales, an increase of 5 percent over selling, general and administrative expenses of $140 million or 45.2 percent of net sales in the first quarter of 1995. The decrease in the ratio of these expenses as a percentage of net sales was primarily due to the Company's continued cost control efforts.

Net income for the first quarter of 1996 was $20 million, an increase of 7 percent over net income of $18 million in the comparable period of last year. This net income improvement reflected the benefits of higher sales, the effects of the Company's cost control efforts and modestly higher equity in earnings of the Henkel-Ecolab joint venture. These benefits were partially offset by the decrease in gross profit margin and higher net interest expense. On a per share basis, net income per share increased 11 percent to $0.30 per share from $0.27 per share in the first quarter of last year. The comparison of net income per share benefited from a smaller number of average shares outstanding due to the purchase of approximately 3.5 million shares of the Company's common stock in June 1995 and the purchase of approximately 350,000 additional shares during the first quarter of 1996.
                                      -13-

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



For the Company's United States operations, net sales for the first quarter of 1996 were $256 million, an increase of 6 percent over sales of $242 million in the first quarter of last year. United States sales continued to benefit from new product introductions and good general economic conditions in the hospitality and lodging industries. However, the Company's core operations were negatively affected by the impact of the first quarter's severe weather on its customers and the comparison against very strong sales in the first quarter of last year. The U.S. Institutional Division reported a decrease in sales of 1 percent for the first quarter and the Food and Beverage Division reported a modest sales increase of 1 percent. Much of the business that was lost due to the inclement weather cannot be recovered; however, the Company expects these core operations to return to more normal growth patterns in the second quarter. The Pest Elimination Division continued its pattern of double- digit sales growth with an 11 percent sales increase over the first quarter of last year. The Textile Care Division reported sales growth of 12 percent due to new products and continued success in the commercial laundry and hospitality markets. Sales of the Company's Janitorial operations increased 39 percent due to sales of Huntington Laboratories, which was acquired in late February 1996. Excluding Huntington sales, Janitorial sales decreased modestly due to lower sales of the division's Signature Label program. Sales of Kay's U.S. operations increased 13 percent for the first quarter of 1996, benefiting from good general growth of the quickservice market and from new business with discount retail chains. Sales of the recently formed Water Care Division have quadrupled since the first quarter of last year due to businesses which were acquired during 1995 and to new customers which have been added, in part by leveraging the Company's other divisions.

Operating income of the Company's United States operations was $30 million, an increase of 2 percent over the first quarter of last year. The operating income margin for the Company's United States operations was 11.8 percent for the first quarter of 1996, compared with 12.2 percent for the first quarter of last year. Operating income results reflected soft weather-related results in the core Institutional business and double-digit growth in the Pest Elimination, Textile Care, Food and Beverage and Kay operations. First quarter 1996 operating income reflected increased sales and the benefits of cost controls which were offset by higher raw material costs, competitive pricing pressures and the negative effects of the severe weather.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales of the Company's International Operations totaled $78 million for the first quarter of 1996, an increase of 16 percent over sales of $67 million in the first quarter of last year. Changes in currency translation affected certain regions of International's operations, but did not have a significant impact on overall International sales growth. The Asia Pacific region reported sales growth of 10 percent for the first quarter with good growth in Japan and Australia and double digit growth in New Zealand and East Asia. Sales in the Latin American region rose 8 percent and reflected good growth in most countries, including a continuation of double-digit growth in Brazil. Sales in Mexico also showed good growth in local currency; however, this growth was more than offset by the weakening of the peso. Canada reported sales growth of 7 percent for the first quarter of 1996 with good growth in sales to Institutional markets and double-digit growth in sales to Food and Beverage and Janitorial markets. Sales of International operations also included double-digit growth of Kay's international operations and approximately $4 million of sales related to African operations which were acquired in 1995.

For the first quarter of 1996, International Operations reported operating income of $4 million, a 62 percent increase over operating income of $3 million in the first quarter of last year. Operating income margins increased to 5.6 percent of net sales in the first quarter of 1996, from 4.0 percent of net sales in the comparable period of last year. The comparison of operating income is favorably affected by a $0.9 million pre-tax charge included in last year's first quarter related to the devaluation of the Mexican peso. Excluding the effects of the peso devaluation from last year, International's operating income increased 22 percent for the first quarter of 1996. International operating income growth included significantly improved results in Asia Pacific and Latin America operations and double-digit growth in Canada.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $1.5 million, an increase of 8 percent versus the first quarter of last year. Joint venture results benefited from comparison against weak financial results for the first quarter of last year. A number of investments were made in the joint venture in 1995, including financial and operating systems and organizational development; however, the Company does not expect that financial results will fully benefit from these investments until late 1996 and later years.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Corporate operating expense was $1 million for the first quarter of 1996 and represented overhead costs directly related to the joint venture.

Net interest expense was $3 million for the first quarter and increased 34 percent over net interest expense for the first quarter of 1995. The increase in net interest expense was due to lower cash levels and increased debt reflecting cash used during 1995 for the mid-year stock purchase self-tender offer and for business acquisitions.

For the first quarter of 1996, the provision for income taxes reflected an estimated effective rate of 40.1 percent and was virtually unchanged from the estimated effective rate of 40.2 percent in the first quarter of last year.

FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated total assets at March 31, 1996 reflected the February acquisition of Huntington Laboratories. Other current assets at March 31 included the QUATS-Surfactants disinfectants net assets of Huntington's operations which the Company intends to sell. The increase in other noncurrent assets from year-end 1995 was also primarily due to the Huntington acquisition.

Total debt at March 31, 1996 was $219 million, an increase of $58 million from total debt of $161 million at December 31, 1995. The increase in debt was due to $75 million of 7.19 percent senior notes which were issued to a group of insurance companies in January 1996. The notes mature in January 2006.
Proceeds from the debt were used to reduce short-term borrowings and for general corporate purposes, including the February 1996 acquisition of Huntington Laboratories. The ratio of total debt to capitalization increased to 32 percent at March 31, 1996 from 26 percent at December 31, 1995.

Cash provided by continuing operations was $35 million, compared with cash provided by continuing operations of $28 million in the first quarter of last year. Earnings growth and cash flows from the collection of accounts receivable related to strong fourth quarter 1995 sales were significant factors in this cash flow improvement.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



In May 1995, the Company announced a 6 million share repurchase program. As part of that program, the Company purchased approximately 3.5 million shares in June 1995 under a "Dutch auction" self-tender offer. At March 31, 1996, there were approximately 2.4 million shares remaining under the existing repurchase authorization. In addition, the Company maintains a systematic share repurchase program, which is intended to offset the dilutive effect of shares issued for employee benefit plans. During the first quarter of 1996, approximately 350,000 shares were purchased under these programs. The Company intends to continue making purchases for both of these programs from time to time in open market and privately negotiated transactions.

                           PART II.  OTHER INFORMATION


Item 2.        CHANGES IN SECURITIES

            On March 11, 1996, the Company's former Preferred Stock Purchase Rights (the "1986 Rights") expired pursuant to the terms of the Rights Agreement, as amended and restated as of July 15, 1988, and as amended September 10, 1990, between the Company and First Chicago Trust Company of New York, as Rights Agent. Following expiration of the 1986 Rights, the Company issued new Preferred Stock Purchase Rights (the "1996 Rights") on March 11, 1996 pursuant to the terms of a Rights Agreement, dated as of February 24, 1996 (the "1996 Rights Agreement"), between the Company and First Chicago Trust Company of New York, as Rights Agent. A copy of the 1996 Rights Agreement was filed as an exhibit to the Company's Current Report on Form 8-K dated February 24, 1996. The 1996 Rights are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, on a registration statement on Form 8-A dated February 27, 1996 and a description of the 1996 Rights is provided therein.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

       (a)  The following documents are filed as exhibits to this report:

            (15) Letter regarding unaudited interim financial information.

            (27)  Financial Data Schedule.

       (b)  Reports on Form 8-K:

            During the quarter ended March 31, 1996, the Company filed one Current Report on Form 8-K, dated February 24, 1996, reporting adoption of a new shareholder rights plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECOLAB INC.


Date:  May 8, 1996            By:/s/Michael E. Shannon
                                 --------------------------------------
                                 Michael E. Shannon
                                 Chairman of the Board, Chief Financial
                                 and Administrative Officer
                                 (duly authorized officer and
                                 Principal Financial Officer)

                                EXHIBIT INDEX

                                               Paper (P) or
Exhibit              Description               Electronic E
- -------              -----------               ------------

(15)         Letter regarding unaudited              E
             interim financial information

(27)         Financial Data Schedule                 E