Form 10-Q
period 1996-06-30
ECOLAB INC
filed 1996-08-07
CIK 31462

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 1-9328
                    ------

                              ECOLAB INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                        41-0231510
- --------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                      Ecolab Center, St. Paul, Minnesota  55102
- --------------------------------------------------------------------------------
                  (Address of principal executive offices)(Zip Code)

                                     612-293-2233
                                   ----------------
                 (Registrant's telephone number, including area code)

                                   (Not Applicable)
- --------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1996.

64,314,319 shares of common stock, par value $1.00 per share.

                            PART I - FINANCIAL INFORMATION

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME


                                                    Second Quarter Ended
                                                           June 30
(thousands, except per share)                        1996           1995
                                                   --------       --------
                                                         (unaudited)

Net Sales                                          $373,196       $333,414

Cost of Sales                                       170,856        149,324

Selling, General
  and Administrative Expenses                       156,991        143,748
                                                   --------       --------
Operating Income                                     45,349         40,342

Interest Expense, Net                                 4,584          2,444
                                                   --------       --------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                      40,765         37,898

Provision for Income Taxes                           16,346         15,235

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                       3,179          3,175
                                                   --------       --------
Net Income                                         $ 27,598       $ 25,838
                                                   --------       --------
                                                   --------       --------

Net Income Per Common Share                        $   0.43       $   0.38

Dividends Per Common Share                         $   0.14       $  0.125

Average Common Shares Outstanding                    64,307         67,444



See notes to consolidated financial statements.

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME


                                        Six Months Ended        Year Ended
                                            June 30             December 31
(thousands, except per share)         1996           1995          1995
                                    --------       --------     ----------
                                           (unaudited)

Net Sales                           $706,916       $642,974     $1,340,881
Cost of Sales                        323,445        287,943        603,167
Selling, General
  and Administrative Expenses        304,324        283,618        575,028
                                    --------       --------     ----------
Operating Income                      79,147         71,413        162,686
Interest Expense, Net                  8,024          5,017         11,505
                                    --------       --------     ----------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                       71,123         66,396        151,181
Provision for Income Taxes            28,517         26,693         59,694
Equity in Earnings of
  Henkel-Ecolab Joint Venture          4,637          4,530          7,702
                                    --------       --------     ----------
Net Income                          $ 47,243       $ 44,233     $   99,189
                                    --------       --------     ----------
                                    --------       --------     ----------
Net Income Per Common Share         $   0.73       $   0.65     $     1.50
Dividends Per Common Share          $   0.28       $   0.25     $    0.515
Average Common Shares Outstanding     64,449         67,593         66,097


See notes to consolidated financial statements.

                                     ECOLAB INC.
                              CONSOLIDATED BALANCE SHEET


                                     June 30        June 30     December 31
(thousands)                           1996           1995          1995
                                    --------       --------     ----------
                                           (unaudited)
ASSETS

Cash and cash equivalents         $   31,678     $   20,333     $   24,718
Accounts receivable, net             201,247        178,661        198,432
Inventories                          120,311        108,878        106,117
Deferred income taxes                 21,901         22,421         21,617
Other current assets                  25,670         13,496          7,188
                                  ----------     ----------     ----------
Current Assets                       400,807        343,789        358,072

Property, Plant and
  Equipment, Net                     309,809        263,320        292,937

Investment in Henkel-Ecolab
  Joint Venture                      284,404        310,624        302,298

Other Assets                         139,276         98,135        107,573
                                  ----------     ----------     ----------

Total Assets                      $1,134,296     $1,015,868     $1,060,880
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------


See notes to consolidated financial statements.


                                     (Continued)

                                     ECOLAB INC.
                       CONSOLIDATED BALANCE SHEET, (Continued)


                                            June 30    June 30     December 31
(thousands, except per share)                1996        1995         1995
                                         ----------   ----------   ----------
                                               (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                          $   56,601   $   49,213   $   71,647
Accounts payable                             80,565       71,936       81,931
Compensation and benefits                    54,286       48,142       59,766
Income taxes                                  9,255       15,588       18,248
Other current liabilities                    94,855       75,110       78,946
                                         ----------   ----------   ----------
Current Liabilities                         295,562      259,989      310,538
Long-Term Debt                              163,875      130,150       89,402
Postretirement Health Care
  and Pension Benefits                       76,519       77,533       70,666
Other Liabilities                           133,874      129,628      133,616

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  June 30,
  1996 - 64,326; June 30, 1995
  - 64,391; December 31, 1995
  - 64,701)                                 464,466      418,568      456,658
                                         ----------   ----------   ----------

Total Liabilities and
  Shareholders' Equity                   $1,134,296   $1,015,868   $1,060,880
                                         ----------   ----------   ----------
                                         ----------   ----------   ----------

See notes to consolidated financial statements.

                                     ECOLAB INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                               Six Months Ended     Year Ended
                                                  June 30           December 31
(thousands)                                   1996         1995        1995
                                            -------      -------      -------
                                                (unaudited)

OPERATING ACTIVITIES
Net income                                  $47,243      $44,233     $ 99,189

Adjustments to reconcile net
  income to cash provided by
  operating activities:
  Depreciation                               37,068       32,235       64,651
  Amortization                                6,568        6,657       11,628
  Deferred income taxes                        (557)        (393)        (759)
  Equity in earnings of joint venture        (4,637)      (4,530)      (7,702)
  Joint venture                               7,636        3,004        5,610
  Other, net                                    229          147          801
  Changes in operating assets and
    liabilities:
    Accounts receivable                       4,872       (8,542)     (26,843)
    Inventories                              (9,245)      (7,716)      (4,136)
    Other assets                             (7,413)     (10,620)     (11,371)
    Accounts payable                         (3,889)      (5,779)       4,561
    Other liabilities                         1,943        3,550       27,834
                                            -------      -------      -------
Cash provided by continuing operations       79,818       52,246      163,463

Cash provided by discontinued
  operations                                                            3,000
                                            -------      -------      -------
Cash provided by operating activities       $79,818      $52,246     $166,463
                                            -------      -------      -------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.


                                     (Continued)

                                     ECOLAB INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS, (Continued)


                                             Six Months Ended      Year Ended
                                                  June 30          December 31
(thousands)                                  1996         1995        1995
                                           --------     --------    ---------
                                                (unaudited)

INVESTING ACTIVITIES
Capital expenditures                       $(52,540)    $(49,097)   $(109,894)
Property disposals                            1,548          772        1,806
Businesses acquired                         (39,930)      (7,395)     (26,437)
Sale of investments in securities                                       4,007
Other, net                                      367        2,609        6,991
                                           --------     --------    ---------
Cash used for investing activities          (90,555)     (53,111)    (123,527)
                                           --------     --------    ---------


FINANCING ACTIVITIES
Notes payable                               (13,954)       5,802       29,355
Long-term debt borrowings                    75,000       25,000        2,141
Long-term debt repayments                   (19,418)        (436)     (20,060)
Reacquired shares                           (16,364)     (89,676)     (90,391)
Dividends                                   (18,084)     (16,994)     (33,114)
Other, net                                   10,778         (709)      (4,561)
                                           --------     --------    ---------
Cash provided by (used for)
  financing activities                       17,958      (77,013)    (116,630)
                                           --------     --------    ---------
Effect of exchange rate
  changes on cash                              (261)         (44)         157
                                           --------     --------    ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                        6,960      (77,922)     (73,537)

Cash and Cash Equivalents,
  at beginning of period                     24,718       98,255       98,255
                                           --------     --------    ---------
Cash and Cash Equivalents,
  at end of period                         $ 31,678     $ 20,333    $  24,718
                                           --------     --------    ---------
                                           --------     --------    ---------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                     ECOLAB INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the second quarter and the six months ended June 30, 1996 and 1995, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1995 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form
10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.


BALANCE SHEET INFORMATION
                                            June 30      June 30    December 31
(thousands)                                  1996         1995          1995
                                          ---------    ---------    ---------
                                                 (unaudited)
Accounts Receivable, Net
    Accounts receivable                   $ 209,543    $ 187,426    $ 206,763
    Allowance for doubtful accounts          (8,296)      (8,765)      (8,331)
                                          ---------    ---------    ---------
      Total                               $ 201,247    $ 178,661    $ 198,432
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------

Inventories
    Finished goods                        $  57,691    $  47,323    $  47,035
    Raw materials and parts                  66,590       65,045       62,132
    Excess of fifo cost over lifo cost       (3,970)      (3,490)      (3,050)
                                          ---------    ---------    ---------
      Total                               $ 120,311    $ 108,878    $ 106,117
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------


Property, Plant and Equipment, Net
  Land                                    $   6,856    $   6,783    $   6,941
  Buildings and leaseholds                  120,009      110,733      117,042
  Machinery and equipment                   203,168      180,003      188,453
  Merchandising equipment                   310,554      271,217      292,962
  Construction in progress                   10,893        7,537       14,571
                                          ---------    ---------    ---------
                                            651,480      576,273      619,969
  Accumulated depreciation
    and amortization                       (341,671)    (312,953)    (327,032)
                                          ---------    ---------    ---------
      Total                               $ 309,809    $ 263,320    $ 292,937
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


BALANCE SHEET INFORMATION (Continued)
                                            June 30      June 30    December 31
(thousands)                                  1996         1995          1995
                                          ---------    ---------    ---------
                                                 (unaudited)
Other Assets
  Intangible assets, net                   $ 77,961     $ 43,044     $ 50,773
  Investments in securities                   5,000        5,000        5,000
  Deferred income taxes                      27,671       26,609       27,383
  Other                                      28,644       23,482       24,417
                                          ---------    ---------    ---------
    Total                                  $139,276     $ 98,135     $107,573
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------
Short-Term Debt
  Notes payable                            $ 40,149     $ 32,550     $ 54,950
  Long-term debt, current
    maturities                               16,452       16,663       16,697
                                          ---------    ---------    ---------
    Total                                  $ 56,601     $ 49,213     $ 71,647
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------
Shareholders' Equity
  Common stock                             $ 70,212     $ 69,902     $ 70,078
  Additional paid-in capital                173,583      167,127      171,765
  Retained earnings                         355,445      285,605      325,674
  Deferred compensation                      (5,539)      (4,013)      (6,484)
  Cumulative translation                      7,491       21,865       16,272
  Treasury stock                           (136,726)    (121,918)    (120,647)
                                          ---------    ---------    ---------
    Total                                  $464,466     $418,568     $456,658
                                          ---------    ---------    ---------
                                          ---------    ---------    ---------


Interest expense related to all debt was $10,129,000 and $7,770,000 for the six months ended June 30, 1996 and 1995, respectively, and $15,857,000 for the year ended December 31, 1995.

Other noncurrent liabilities included income taxes payable of $96 million at June 30, 1996 and December 31, 1995, and $94 million at June 30, 1995.

In January 1996, the Company issued $75 million of 7.19 percent senior notes to a group of insurance companies. The notes mature in January 2006. Proceeds from the debt were used to reduce short-term borrowings and for business acquisitions and other general corporate purposes.

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




BUSINESS ACQUISITIONS

On February 20, 1996, the Company acquired Huntington Laboratories, Inc. of Huntington, Indiana. Huntington is a leading manufacturer and marketer of disinfectants, germicides, surgical scrubs and sterilants, primarily serving the U.S. healthcare and education janitorial markets. Huntington has become part of the Company's Janitorial Division, complementing the existing janitorial product lines. Included in the purchase was Huntington's QUATS-Surfactants disinfectant business which did not fit Ecolab's business strategies and, therefore, was sold in July 1996. Ecolab's purchase price for Huntington included cash consideration and the assumption of existing indebtedness which the Company repaid concurrent with the consummation of the stock purchase transaction. The acquisition was financed with a portion of the proceeds received from the issuance of $75 million of senior notes in January 1996 and with existing lines of credit.

The acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the financial statements of the Company from the date of acquisition. The allocation of the purchase price and the determination of the excess of the purchase price over the fair market value of the net assets acquired are preliminary as of June 30, 1996.

Net sales for the second quarter and six months ended June 30, 1996 included approximately $14 million and $19 million, respectively of sales from the Huntington operations from the date of acquisition. Huntington's operating income for the second quarter and first six months of 1996 was not significant. The annual sales of the core Huntington operations, which the Company expects to retain, are approximately $50 million.

On August 2, 1996 the Company acquired the Monarch division of H.B. Fuller Company of Saint Paul, Minnesota. Monarch is a provider of cleaning and sanitizing products and services to the food processing and farm markets in the United States and Canada. Monarch had sales of approximately $30 million in 1995 and will become part of the Company's Food & Beverage Division. The acquisition was financed with cash provided by existing lines of credit and will be accounted for as a purchase.

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


                                   Second Quarter                Six Months          Year Ended
                                   Ended June 30               Ended June 30         December 31
(thousands)                      1996          1995          1996          1995        1995
                               --------      --------      --------      --------    ----------
                                    (unaudited)                  (unaudited)
Net Sales
  United States                $287,278      $255,030      $542,973      $497,256    $1,030,126
  International                  85,918        78,384       163,943       145,718       310,755
                               --------      --------      --------      --------    ----------
    Total                      $373,196      $333,414      $706,916      $642,974    $1,340,881
                               --------      --------      --------      --------    ----------
                               --------      --------      --------      --------    ----------

Operating Income
  United States                $ 39,919      $ 35,937      $ 70,073      $ 65,462    $  147,330
  International                   6,271         5,619        10,649         8,314        19,580
  Corporate                        (841)       (1,214)       (1,575)       (2,363)       (4,224)
                               --------      --------      --------      --------    ----------
    Total                      $ 45,349      $ 40,342      $ 79,147      $ 71,413    $  162,686
                               --------      --------      --------      --------    ----------
                               --------      --------      --------      --------    ----------


                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

The Company's equity in earnings of the Henkel-Ecolab joint venture for the second quarter and six months ended June 30, 1996 and 1995 and for the year ended December 31, 1995 was:


                                   Second Quarter                Six Months          Year Ended
                                   Ended June 30               Ended June 30         December 31
(thousands)                      1996          1995          1996          1995        1995
                               --------      --------      --------      --------    ----------
                                    (unaudited)                  (unaudited)
Joint venture

  Net sales                    $232,935      $238,289      $449,782      $438,771      $909,196

  Gross profit                  127,156       133,641       246,006       245,175       502,849

  Income before
   income taxes                  17,228        14,034        27,786        22,617        44,392

  Net income                   $  8,460      $  7,696      $ 13,643      $ 11,987      $ 22,406


Ecolab equity in earnings

  Ecolab equity in
    net income                 $  4,230      $  3,848      $  6,822      $  5,994      $ 11,203

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                  1,219         1,707         2,412         3,117         5,814

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                      (2,270)       (2,380)       (4,597)       (4,581)       (9,315)
                               --------      --------      --------      --------    ----------

  Equity in earnings of
    Henkel-Ecolab
    joint venture              $  3,179      $  3,175      $  4,637      $  4,530      $  7,702
                               --------      --------      --------      --------    ----------
                               --------      --------      --------      --------    ----------


At June 30, 1996, the Company's investment in the Henkel-Ecolab joint venture included approximately $179 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Ecolab Inc.


     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 1996 and 1995, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Saint Paul, Minnesota
July 18, 1996

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1996

Net sales for the second quarter ended June 30, 1996 were $373 million, an increase of 12 percent over net sales of $333 million in the second quarter of last year. For the first six months of 1996, net sales were $707 million and increased 10 percent over sales of $643 million in the first six months of last year. These increases in sales reflected the benefits of a continuation of significant new product introductions and good growth in the Company's core businesses. Business acquisitions accounted for approximately one-half of the growth in sales.

The gross profit margin for both the second quarter and first six months of 1996 was 54.2 percent of net sales, and compared to gross profit margins of 55.2 percent of net sales in the comparable periods of last year. The decreases in the gross profit margins for 1996 reflect increased raw material costs, limited selling price increases due to competitive pressures, and product mix.

Selling, general and administrative expenses totaled $157 million, or 42.1 percent of net sales for the second quarter ended June 30, 1996, an increase of 9 percent over selling, general and administrative expenses of $144 million or
43.1 percent of net sales in the second quarter of last year. Selling, general and administrative expenses were $304 million, or 43.0 percent of net sales for the first six months of 1996, an increase of 7 percent over selling, general and administrative expenses of $284 million, or 44.1 percent of net sales in the comparable period of last year. The decreases in the ratios of these expenses to net sales were primarily due to strong sales during 1996 and to the Company's continued cost control efforts.

For the second quarter ended June 30, 1996, net income was $28 million, an increase of 7 percent over net income of $26 million in the second quarter of last year. Net income for the first six months of 1996 also increased 7 percent to $47 million, compared with net income of $44 million in the first six months of 1995. These net income improvements reflected the benefits of higher sales and the effects of the Company's cost control efforts. These benefits were partially offset by decreases in gross profit margins and higher net interest expense. On a per share basis, net income per share was $0.43 for the second quarter of 1996, an increase of 13 percent over net income per share of $0.38 in the second quarter of last year. For the six-month period, net income per share was $0.73, up 12 percent compared to net income per share of $0.65 in the same period of last year. These comparisons of net income per share benefited from a

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


smaller number of average shares outstanding due to the purchase of approximately 3.5 million shares of the Company's common stock in June 1995 and the purchase of approximately 520,000 additional shares during the first half of 1996.

Net sales for the Company's United States operations totaled $287 million for the second quarter ended June 30, 1996, an increase of 13 percent over second quarter 1995 net sales of $255 million. United States sales for the first six months of 1996 were $543 million, and increased 9 percent over sales of $497 million in the first half of 1995. United States sales continued to benefit from new product introductions and improving economic conditions in the hospitality and lodging industries. Business acquisitions accounted for approximately one-half of these sales increases. Six month results reflect the negative impact that severe weather had on customers of the Company's core operations during the first quarter of 1996. Sales of the U.S. Institutional Division increased 5 percent for the second quarter and 2 percent for the first six months of 1996. Institutional's sales growth included sales to new customers and continued double-digit growth in the Ecotemp warewashing program. The Pest Elimination Division continued its pattern of double-digit sales growth with sales increases of 12 percent for both the second quarter and six-month periods. The Textile Care Division reported 9 percent growth for the second quarter and 11 percent growth for the first six months of 1996, due to new products and new customers in the commercial laundry and hospitality markets. Sales of the Company's Janitorial operations more than doubled due to the February 1996 acquisition of Huntington Laboratories. Excluding Huntington's sales, Janitorial sales increased 6 percent for the second quarter and 1 percent for the first six months of 1996, due to increased sales of its Airkem products. The Food & Beverage Division reported sales growth of 3 percent for the second quarter and 2 percent for the six-month period. Food & Beverage results reflected low levels of production in certain segments of the milk processing and food processing industries and comparison against strong sales during the first half of last year. Sales of Kay's U.S. operations increased 19 percent for the second quarter and 16 percent for the six-month period due to new customers and good general growth of the quickservice market. Sales of the Company's recently formed Water Care Services Division increased by at least 150% for both the second quarter and six-month periods, due to businesses which were acquired during 1995 and to new customers which have been added, in part by leveraging the Company's other divisions.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


For the second quarter of 1996, operating income for the Company's United States operations totaled $40 million, an 11 percent increase over operating income of $36 million in the second quarter of last year. For the first six months of 1996, United States operating income was $70 million and increased 7 percent over last year's six month operating income of $65 million. Operating income growth for the second quarter of 1996 reflected good growth in the U.S. Institutional Division and double-digit growth in the Textile Care, Pest
Elimination and Kay operations.   Six-month operating income results reflect the
soft weather-related results of the first quarter in the core Institutional
business.    Operating income margins for 1996 were down slightly from the comparable periods of last year. For the second quarter, the operating income margin for the Company's United States operations was 13.9 percent, compared with 14.1 percent for the second quarter of last year. The six-month operating income margin was 12.9 percent, and compared with last year's six-month operating income margin of 13.2 percent. Operating income margins reflected increased sales and the benefits of cost controls which were offset by higher raw material costs, competitive pricing pressures and the negative effects of severe weather during the first quarter of 1996.

Sales of the Company's International Operations totaled $86 million for the second quarter ended June 30, 1996, an increase of 10 percent over second quarter 1995 sales of $78 million. For the six-month period, sales of International operations increased 13 percent to $164 million from sales of $146 million in the first six months of last year. Approximately one-half of International's sales growth was due to businesses acquired in South Africa during 1995 and to the addition of Huntington's Canadian operations in February 1996. Changes in currency translation had a negative impact on reported sales of International's operations, particularly in the Asia Pacific region. Excluding the effects of currency translation, International's sales grew 16 percent for the second quarter and 17 percent for the first six months of 1996. The Asia Pacific region reported a sales decrease of 1 percent for the second quarter and an increase in sales of 4 percent for the six-month period.
However, when measured in local currencies, Asia Pacific sales growth was 8 percent for the second quarter and 10 percent for the first six months of 1996 and included good growth in Japan and double-digit growth in New Zealand. The Company's Latin American region reported sales increases of 15 percent and 12 percent for the second quarter and six-month periods respectively. Latin American sales growth reflected a continuation of double-digit growth in Brazil. Sales in Mexico continued to grow at double-digit rates in local currencies. Sales in Canada increased 14 percent for the second quarter of 1996 and 10 percent for the six-month period. Sales results in Canada included the addition of Huntington's operations for the second quarter and good growth in Institutional and Food & Beverage sales for both the second quarter and six-month periods.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating income for the Company's International Operations was $6 million for the second quarter of 1996 and increased 12 percent over the second quarter of last year. For the six-month period, International's operating income increased 28 percent to $11 million, compared with operating income of $8 million in the same period of last year. Operating income margins for the second quarter increased to 7.3 percent of net sales from 7.2 percent of net sales in the
second quarter of last year.   For the six-month period, operating income
margins improved to 6.5 percent of net sales in 1996 from 5.7 percent of net sales last year. International operating income results included significant double-digit growth in each of the Company's major regions of operation for the six-month period and in the Latin American and Canadian operations for the second quarter. Operating income results included a continuation of double-digit growth in Brazil. Operating income results in the Asia Pacific region increased modestly during the second quarter due to the negative effects of currency translation, particularly in Japan.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $3 million for the second quarter of 1996, and was virtually unchanged from results for the second quarter of last year. For the first six months of 1996, equity in earnings of the joint venture was $5 million, a 2 percent increase over the same period of last year. Joint venture results reflect cost control programs which were put into effect for 1996. A number of investments were made in the joint venture beginning in late 1995, including financial and operating systems and organizational development; however, the Company does not expect that financial results will fully benefit from these investments until late 1996 and later years.

Corporate operating expense was $1 million for the second quarter and $2 million for the first six months of 1996. Corporate operating expense represented overhead costs directly related to the joint venture.

Net interest expense was $5 million for the second quarter of 1996 and $8 million for the first six months of 1996, and increased more than 50 percent over the comparable periods of last year. These increases in net interest expense were due to lower cash levels and increased debt reflecting cash used during 1995 for the mid-year stock repurchase self- tender offer and for business acquisitions during 1995 and 1996.

For the second quarter and first six months of 1996, the provision for income taxes reflected an estimated effective rate of 40.1 percent, virtually unchanged from the estimated effective rate of 40.2 percent for the second quarter and first six months of last year.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated total assets at June 30, 1996 reflected the February 1996 acquisition of Huntington Laboratories. Other current assets at June 30 included the QUATS-Surfactants disinfectants net assets of Huntington's operation which the Company sold in July 1996. The increase in other non-current assets from year-end 1995 was also primarily due to the Huntington acquisition.

Total debt at June 30, 1996 was $220 million, an increase of $59 million from total debt of $161 million at December 31, 1995. The increase in debt was due to $75 million of 7.19 percent senior notes which were issued to a group of insurance companies in January of 1996. The notes mature in January 2006. Proceeds from the debt were used to reduce short-term borrowings and for general corporate purposes, including the February 1996 acquisition of Huntington Laboratories. The ratio of total debt to capitalization increased to 32 percent at June 30, 1996 from 26 percent at December 31, 1995.

Cash provided by continuing operations was $80 million for the first six months of 1996, compared with cash provided by continuing operations of $52 million in the first six months of last year. Earnings growth and cash flows from the collection of accounts receivable related to strong fourth quarter 1995 sales were significant factors in this cash flow improvement.

In May 1995, the Company announced a six million share repurchase program. As part of that program, the Company purchased approximately 3.5 million shares in June 1995 under a "Dutch Auction" self-tender offer. During the first six months of 1996, the Company purchased approximately 35,000 shares under this program and at June 30, 1996 there were approximately 2.4 million shares remaining under the existing repurchase authorization. In addition, the Company maintains an ongoing systematic share repurchase program, which is intended to offset the dilutive effect of shares issued for employee benefit plans. During the first six months of 1996, approximately 485,000 shares were purchased under this program. The Company intends to continue making purchases for both of these programs from time to time in open market and privately negotiated transactions.

                             PART II.  OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 10, 1996. At the meeting, 88.62% of the outstanding shares of the Company's voting stock was represented in person or by proxy. The first proposal voted upon was the election of five Class I Directors for a term ending at the annual meeting in 1999 and the election of one Class III Director for a term ending at the annual meeting in 1998. The six persons nominated by the Company's Board of Directors received the following votes and were elected:

             NAME            CLASS        FOR               WITHHELD
         ----------------    -----     ----------          ----------
         James J. Howard       I       56,749,775            419,916
         Joel W. Johnson      III      56,742,016            427,675
         Jerry W. Levin        I       56,748,390            421,301
         Reuben F. Richards    I       55,621,770          1,547,921
         Richard L. Schall     I       56,739,896            429,795
         Roland Schulz         I       56,746,887            422,804

         In addition, the terms of office of the following directors continued after the meeting: Class II Directors for a term ending in 1997 - Ruth S. Block, Russell G. Cleary, Allan L. Schuman and Michael E. Shannon; and Class III Directors for a term ending in 1998 - Philip L. Smith, Hugo Uyterhoeven and Albrecht Woeste.

         The second proposal voted upon was the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1996. The appointment was ratified as follows:

            FOR              AGAINST             ABSTAIN
         ----------          -------             -------
         56,947,161          129,394              93,136

         As to each proposal, there were no broker non-votes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following documents are filed as exhibits to this report:

                   (15) Letter regarding unaudited interim financial information.

                   (27)      Financial Data Schedule.

         (b)       Reports on Form 8-K:

                   No Current Reports on Form 8-K were filed during the quarter ended June 30, 1996.



                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ECOLAB INC.


Date:    August 7, 1996                By:  /s/ Michael E. Shannon
      ---------------------                 ----------------------------------
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