Form 10-Q
period 1996-09-30
ECOLAB INC
filed 1996-11-12
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------
Commission File No. 1-9328
                    ------

                                   ECOLAB INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                               41-0231510
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



                    Ecolab Center, St. Paul, Minnesota  55102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)


                            612-293-2233
                            ------------
         (Registrant's telephone number, including area code)

                             (Not Applicable)
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1996.

64,545,900 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME



                                                   Third Quarter Ended
                                                      September 30
(thousands, except per share)                      1996        1995
                                                 --------    --------
                                                       (unaudited)

Net Sales                                        $392,065    $348,519

Cost of Sales                                     175,232     156,594

Selling, General
  and Administrative Expenses                     160,534     142,643
                                                 --------    --------
Operating Income                                   56,299      49,282

Interest Expense, Net                               3,592       3,436
                                                 --------    --------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                    52,707      45,846

Provision for Income Taxes                         22,263      17,979

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                     5,084       2,010
                                                 --------    --------
Net Income                                       $ 35,528    $ 29,877
                                                 --------    --------
                                                 --------    --------


Net Income Per Common Share                      $   0.55    $   0.46

Dividends Per Common Share                       $   0.14    $  0.125

Average Common Shares Outstanding                  64,366      64,537



See notes to consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME



                                      Nine Months Ended     Year Ended
                                        September 30        December 31
(thousands, except per share)         1996         1995         1995
                                    ----------   --------   ----------
                                          (unaudited)

Net Sales                           $1,098,981   $991,493   $1,340,881

Cost of Sales                          498,677    444,537      603,167

Selling, General
  and Administrative Expenses          464,858    426,261      575,028
                                    ----------   --------   ----------
Operating Income                       135,446    120,695      162,686

Interest Expense, Net                   11,616      8,453       11,505
                                    ----------   --------   ----------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                        123,830    112,242      151,181

Provision for Income Taxes              50,780     44,672       59,694

Equity in Earnings of
  Henkel-Ecolab Joint Venture            9,721      6,540        7,702
                                    ----------   --------   ----------

Net Income                          $   82,771   $ 74,110   $   99,189
                                    ----------   --------   ----------
                                    ----------   --------   ----------


Net Income Per Common Share         $     1.28   $   1.11   $     1.50

Dividends Per Common Share          $     0.42   $  0.375   $    0.515

Average Common Shares Outstanding       64,421     66,574       66,097


See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET



                                  September 30  September 30 December 31
(thousands)                           1996          1995         1995
                                  ------------  ------------ -----------
                                          (unaudited)


ASSETS

Cash and cash equivalents         $   51,681    $   27,682   $   24,718

Accounts receivable, net             203,461       186,770      198,432

Inventories                          114,738       108,432      106,117

Deferred income taxes                 21,848        21,193       21,617

Other current assets                  11,408        12,416        7,188
                                   ---------     ---------   ----------

Current Assets                       403,136       356,493      358,072


Property, Plant and
  Equipment, Net                     322,806       270,647      292,937


Investment in Henkel-Ecolab
  Joint Venture                      297,267       300,802      302,298



Other Assets                         158,109        99,504      107,573
                                  ----------    ----------   ----------


Total Assets                      $1,181,318    $1,027,446   $1,060,880
                                  ----------    ----------   ----------
                                  ----------    ----------   ----------


See notes to consolidated financial statements.

                                   (Continued)
                                       -4-

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET, (Continued)



                                September 30   September 30  December 31
(thousands, except per share)       1996           1995         1995
                                ------------   ------------  -----------

                                        (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                 $   25,972      $   54,951   $   71,647

Accounts payable                    82,997          74,775       81,931

Compensation and benefits           67,619          55,479       59,766

Income taxes                        33,049          16,605       18,248

Other current liabilities          100,965          75,746       78,946
                                ----------      ----------   ----------

Current Liabilities                310,602         277,556      310,538

Long-Term Debt                     163,814         103,952       89,402

Postretirement Health Care
  and Pension Benefits              78,254          79,243       70,666

Other Liabilities                  133,170         133,201      133,616


Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding: September 30
  1996 - 64,409; September 30,1995
  - 64,611; December 31, 1995
  - 64,701)                        495,478         433,494      456,658
                                ----------      ----------   ----------

Total Liabilities and
  Shareholders' Equity          $1,181,318      $1,027,446   $1,060,880
                                ----------      ----------   ----------
                                ----------      ----------   ----------



See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                         Nine Months Ended    Year Ended
                                            September 30      December 31
(thousands)                                1996      1995         1995
                                         --------  --------   -----------
                                            (unaudited)

OPERATING ACTIVITIES
Net income                               $ 82,771  $ 74,110    $ 99,189

Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation                             56,108    48,209      64,651
  Amortization                             10,116     8,543      11,628
  Deferred income taxes                      (625)    1,554        (759)
  Equity in earnings of joint venture      (9,721)   (6,540)     (7,702)
  Joint venture                             9,990     4,444       5,610
  Other, net                                  817       442         801
  Changes in operating assets and
   liabilities:
    Accounts receivable                     3,291   (18,154)    (26,843)
    Inventories                              (919)   (8,089)     (4,136)
    Other assets                           (6,957)  (13,408)    (11,371)
    Accounts payable                       (4,439)   (2,416)      4,561
    Other liabilities                      36,258    20,871      27,834
                                         --------  --------    --------
Cash provided by continuing operations    176,690   109,566     163,463

Cash provided by discontinued
  operations                                          3,000       3,000
                                         --------  --------    --------

Cash provided by operating activities    $176,690  $112,566    $166,463
                                         --------  --------    --------
                                         --------  --------    --------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS, (Continued)



                                         Nine Months Ended    Year Ended
                                           September 30       December 31
(thousands)                               1996       1995         1995
                                        ---------  --------   -----------
                                            (unaudited)


INVESTING ACTIVITIES
Capital expenditures                    $ (82,018) $ (74,465)  $(109,894)
Property disposals                          1,945      1,177       1,806
Businesses acquired                       (41,150)    (7,423)    (26,437)
Sale of investments in securities                                  4,007
Other, net                                 (1,148)     2,527       6,991
                                        ---------  ---------   ---------
Cash used for investing activities       (122,371)   (78,184)   (123,527)
                                        ---------  ---------   ---------



FINANCING ACTIVITIES
Notes payable                             (43,407)    12,283      29,355
Long-term debt borrowings                  75,000     25,000       2,141
Long-term debt repayments                 (20,640)   (26,237)    (20,060)
Reacquired shares                         (19,279)   (90,056)    (90,391)
Dividends                                 (27,088)   (25,042)    (33,114)
Other, net                                  8,256       (828)     (4,561)
                                        ---------  ---------   ---------
Cash used for financing activities        (27,158)  (104,880)   (116,630)
                                        ---------  ---------   ---------

Effect of exchange rate
  changes on cash                            (198)       (75)        157
                                        ---------  ---------   ---------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                     26,963    (70,573)    (73,537)

Cash and Cash Equivalents,
  at beginning of period                   24,718     98,255      98,255
                                        ---------  ---------   ---------

Cash and Cash Equivalents,
  at end of period                      $  51,681  $  27,682   $  24,718
                                        ---------  ---------   ---------
                                        ---------  ---------   ---------

Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS


The unaudited consolidated statements of income for the third quarter and nine months ended September 30, 1996 and 1995, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1995 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION
                                  September 30 September 30 December 31
(thousands)                           1996         1995        1995
                                 ------------ ------------ -----------
                                           (unaudited)
Accounts Receivable, Net
 Accounts receivable                 $ 212,755     $ 195,632   $ 206,763
 Allowance for doubtful accounts        (9,294)       (8,862)     (8,331)
                                     ---------     ---------   ---------
   Total                             $ 203,461     $ 186,770   $ 198,432
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------

Inventories
 Finished goods                      $  47,818     $  46,885   $  47,035
 Raw materials and parts                70,813        64,995      62,132
 Excess of fifo cost over lifo cost    (3,893)        (3,448)     (3,050)
                                     ---------     ---------   ---------
   Total                             $ 114,738     $ 108,432   $ 106,117
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------

Property, Plant and Equipment, Net
  Land                               $   7,616     $   6,398   $   6,941
  Buildings and leaseholds             127,110       110,677     117,042
  Machinery and equipment              205,558       183,544     188,453
  Merchandising equipment              321,429       282,304     292,962
  Construction in progress              11,188         8,424      14,571
                                     ---------     ---------   ---------
                                       672,901       591,347     619,969
  Accumulated depreciation
    and amortization                  (350,095)     (320,700)   (327,032)
                                     ---------     ---------   ---------
      Total                          $ 322,806     $ 270,647   $ 292,937
                                     ---------     ---------   ---------
                                     ---------     ---------   ---------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION (Continued)

                               September 30 September 30  December 31
(thousands)                        1996         1995         1995
                               ------------ ------------  -----------
                                       (unaudited)
Other Assets
  Intangible assets, net        $ 98,125      $ 42,529      $ 50,773
  Investments in securities        5,000         5,000         5,000
  Deferred income taxes           27,847        25,749        27,383
  Other                           27,137        26,226        24,417
                                --------      --------      --------
    Total                       $158,109      $ 99,504      $107,573
                                --------      --------      --------
                                --------      --------      --------

Short-Term Debt
  Notes payable                 $ 10,690      $ 38,225      $ 54,950
  Long-term debt, current
    maturities                    15,282        16,726        16,697
                                --------      --------      --------
    Total                       $ 25,972      $ 54,951      $ 71,647
                                --------      --------      --------
                                --------      --------      --------

Shareholders' Equity
  Common stock                  $ 70,268      $ 69,983      $ 70,078
  Additional paid-in capital     174,506       168,129       171,765
  Retained earnings              384,184       309,539       325,674
  Deferred compensation           (8,344)       (7,210)       (6,484)
  Cumulative translation          12,903        13,458        16,272
  Treasury stock                (138,039)     (120,405)     (120,647)
                                --------      --------      --------
    Total                       $495,478      $433,494      $456,658
                                --------      --------      --------
                                --------      --------      --------

Interest expense related to all debt was $14,604,000 and $11,936,000 for the nine months ended September 30, 1996 and 1995, respectively, and $15,857,000 for the year ended December 31, 1995.

Other noncurrent liabilities included income taxes payable of $96 million at September 30, 1996 and December 31, 1995, and $97 million at September 30, 1995.

In January 1996, the Company issued $75 million of 7.19 percent senior notes to a group of insurance companies. The notes mature in January 2006. Proceeds from the debt were used to reduce short-term borrowings and for business acquisitions and other general corporate purposes.

In September 1996, the Company replaced its $150 million credit facility with a $225 million Multicurrency Credit Agreement. The terms of the new agreement are similar to the credit facility which it replaced. The agreement originally expires in September 2001 and includes a covenant regarding the ratio of total debt to capitalization.
                                       -9-

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION (Continued)

In October 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $200 million of debt securities. The filing is intended to enhance the Company's future financial flexibility in funding general business needs. The Company has no immediate plans to issue the new debt.

BUSINESS ACQUISITIONS

On February 20, 1996, the Company acquired Huntington Laboratories, Inc. ("Huntington") of Huntington, Indiana. Huntington is a leading manufacturer and marketer of disinfectants, germicides, surgical scrubs and sterilants, primarily serving the U.S. healthcare and education janitorial markets. Huntington has become part of the Company's Professional Products Division (formerly the Janitorial Division), complementing the division's existing product lines. Included in the purchase was Huntington's QUATS-Surfactants disinfectant business which did not fit Ecolab's business strategies and, therefore, was sold in July 1996. The annual sales of the core Huntington operations, which the Company retained, are approximately $50 million. Ecolab's purchase price for Huntington included cash consideration and the assumption of existing indebtedness which the Company repaid concurrent with the consummation of the stock purchase transaction.

On August 2, 1996 the Company acquired the Monarch division of H.B. Fuller Company of Saint Paul, Minnesota. Monarch is a provider of cleaning and sanitizing products and services to the food processing and farm markets in the United States and Canada. Monarch had sales of approximately $30 million in 1995 and has become part of the Company's Food & Beverage Division.

Each of these acquisitions has been accounted for as a purchase and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. For each acquisition, the allocation of the purchase price and the determination of the excess of the purchase price over the fair market value of the net assets acquired were preliminary as of September 30, 1996. The acquisitions were financed with a portion of the proceeds received from the issuance of $75 million of senior notes in January 1996 and with existing lines of credit.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BUSINESS ACQUISITIONS (Continued)

Net sales for the third quarter and nine months ended September 30, 1996 included approximately $18 million and $37 million, respectively of sales from these operations from the dates of acquisition. Operating income from these businesses for the third quarter and nine months ended September 30, 1996 was not significant.

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

                        Third Quarter        Nine Months       Year Ended
                     Ended September 30  Ended September 30    December 31
(thousands)            1996      1995      1996        1995       1995
                     --------  --------  ----------  --------  ----------
                      (unaudited)           (unaudited)
Net Sales
  United States      $305,147  $267,219  $  848,120  $764,475  $1,030,126
  International        86,918    81,300     250,861   227,018     310,755
                     --------  --------  ----------  --------  ----------
    Total            $392,065  $348,519  $1,098,981  $991,493  $1,340,881
                     --------  --------  ----------  --------  ----------
                     --------  --------  ----------  --------  ----------

Operating Income
  United States      $ 49,889  $ 44,416  $  119,962  $109,878  $  147,330
  International         7,242     5,613      17,891    13,927      19,580
  Corporate              (832)     (747)     (2,407)  (3,110)      (4,224)
                     --------  --------  ----------  --------  ----------
    Total            $ 56,299  $ 49,282  $  135,446  $120,695  $  162,686
                     --------  --------  ----------  --------  ----------
                     --------  --------  ----------  --------  ----------
                                      -11-

EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

The Company's equity in earnings of the Henkel-Ecolab joint venture for the third quarter and nine months ended September 30, 1996 and 1995 and for the year ended December 31, 1995 was:

                              Third Quarter      Nine Months       Year Ended
                           Ended September 30  Ended September 30  December 31
(thousands)                  1996      1995      1996      1995       1995
                           --------  --------  --------  --------  -----------
                              (unaudited)         (unaudited)

Joint venture

  Net sales                $227,719  $235,422  $677,501  $674,193  $909,196

  Gross profit              129,164   127,116   375,170   372,291   502,849

  Income before
   income taxes              22,389    12,463    50,175    35,080    44,392

  Net income               $ 12,455  $  5,904  $ 26,097  $ 17,892  $ 22,406


Ecolab equity in earnings

  Ecolab equity in
    net income             $  6,227  $  2,952  $ 13,049  $  8,946  $ 11,203

  Ecolab royalty
    income from joint
    venture, net of
    income taxes              1,122     1,436     3,534     4,553     5,814

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                  (2,265)   (2,378)   (6,862)   (6,959)   (9,315)
                           --------  --------  --------  --------  --------

  Equity in earnings of
    Henkel-Ecolab
    joint venture          $  5,084  $  2,010  $  9,721  $  6,540  $  7,702
                           --------  --------  --------  --------  --------
                           --------  --------  --------  --------  --------

At September 30, 1996, the Company's investment in the Henkel-Ecolab joint venture included approximately $182 million of unamortized excess of the Company's investment over its equity in the joint venture's net assets.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Ecolab Inc.


     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 1996 and 1995, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


Saint Paul, Minnesota
October 22, 1996

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1996

Net sales for the third quarter ended September 30, 1996 were $392 million, an increase of 12 percent over net sales of $349 million for the third quarter of last year. For the first nine months of 1996, net sales totaled $1,099 million and increased 11 percent over net sales of $991 million in the first nine months of last year. These increases in sales reflected good growth in the Company's core businesses, the benefits of significant new product introductions and business acquisitions in both the United States and International operations. Business acquisitions accounted for approximately one-half of the growth in sales.

The gross profit margin for the third quarter of 1996 was 55.3 percent of net sales, up slightly from the gross profit margin of 55.1 percent of net sales in the third quarter of last year. For the nine-month period ended September 30, 1996, the gross profit margin was 54.6 percent of net sales, a decrease from the gross profit margin of 55.2 percent of net sales for the the comparable period of last year. The decrease in gross profit margin for the nine-month period reflects increased raw material costs, limited selling price increases due to competitive pressures, and product mix. The improvement in gross profit margin for the third quarter reflects stabilizing raw material costs, more favorable product mix and the benefits of the Company's cost control efforts.

Selling, general and administrative expenses for the third quarter totaled $161 million, or 40.9 percent of net sales, an increase of 13 percent over selling, general and administrative expenses of $143 million, or 40.9 percent of net sales for the third quarter of last year. For the first nine months of 1996, selling, general and administrative expenses were $465 million, or 42.3 percent of net sales, an increase of 9 percent over selling, general and administrative expenses of $426 million, or 43.0 percent of net sales for the comparable period of last year. For the nine-month period, the decrease in the ratio of these expenses to net sales was primarily due to strong sales during 1996 and to the Company's continued cost control efforts. An emphasis on cost controls has resulted in significant cost savings over the last few years. Therefore, the Company expects it to be more difficult to attain further improvement in the comparison of the ratio of these expenses as a percentage of net sales in future periods.

For the third quarter of 1996, net income totaled $36 million, and increased 19 percent over net income of $30 million for the third quarter of last year. For the nine-month period, net income was $83 million, an increase of 12 percent over net income of $74 million for the comparable period of 1995. These net income improvements reflected the benefits of higher sales, the effects of the Company's cost control efforts and higher equity in earnings of the Henkel-Ecolab joint venture, partially offset by an increase in income taxes. For the nine-month period, these benefits were also partially offset by a decrease in gross profit margin and by higher net interest expense. On a per share basis, net income per share for the third quarter of 1996 was $0.55, an increase of 20 percent over
                                      -14-

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


net income per share of $0.46 in the third quarter of last year. For the first nine months of 1996, net income per share was $1.28, up 15 percent compared to net income per share of $1.11 for the comparable period of last year. For the nine-month period, the comparison of net income per share benefited from a smaller number of average shares outstanding due to the purchase of approximately 3.5 million shares of the Company's common stock in June 1995 and the purchase of approximately 600,000 additional shares during the first nine months of 1996.

Net sales for the Company's United States operations were $305 million for the third quarter of 1996, an increase of 14 percent over third quarter 1995 net sales of $267 million. United States sales for the first nine months of 1996 totaled $848 million, up 11 percent compared to net sales of $764 million during the first nine months of last year. United States sales benefited from business acquisitions, significant new product introductions, new customer business and favorable economic conditions in the hospitality and lodging industries. Business acquisitions accounted for approximately one-half of the sales increase for both the third quarter and nine-month periods. Sales of the U.S. Institutional Division increased 5 percent for the third quarter and 3 percent for the first nine months of 1996. Institutional's sales growth included sales to new customers and continued double-digit growth in the Ecotemp warewashing program. The Pest Elimination Division continued its pattern of double-digit sales growth with sales increases of 13 percent for the third quarter and 12 percent for the nine-month period. Sales of the Textile Care Division increased 11 percent for both the third quarter and nine-month periods and reflected new products and continued success in sales to the commercial laundry and hospitality markets. Sales of the Company's Professional Products Division (formerly the Janitorial Division) nearly doubled due to the February 1996 acquisition of Huntington Laboratories. Excluding Huntington's sales, Professional Products sales increased 2 percent for the third quarter and 1 percent for the first nine months of 1996, due to increased sales of its Airkem products.
Operating results of the Food & Beverage Division include the operations of Monarch since its acquisition from H.B. Fuller in the beginning of August 1996. Excluding sales of the Monarch operations, Food & Beverage sales increased 9 percent for the third quarter and 5 percent for the nine-month period. Food & Beverage sales benefited from sales to new customers, and good growth in sales to the food processing industries. Sales of Kay's U.S. operations increased 7 percent for the third quarter and 13 percent for the first nine months of 1996. The benefits of new customers and good general growth of the quickservice market were partially offset by the unfavorable effects of a change in distribution and delivery patterns to certain customers. Sales of the Company's recently formed Water Care Services Division increased by over 150 percent for both the third quarter and nine-month periods, due to businesses which were acquired during 1995 and to new customers which have been added, in part by leveraging alliances with the Company's other divisions.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Operating income for the Company's United States operations was $50 million for the third quarter of 1996, an increase of 12 percent over operating income of $44 million in the third quarter of last year. For the first nine months of 1996, United States operating income totaled $120 million and increased 9 percent over nine-month 1995 operating income of $110 million. Third quarter operating income of the Institutional Division was equal to the third quarter of last year reflecting continued competitive markets and investments in the sales-and-service force. Kay reported a modest decrease in operating income versus last year's third quarter, reflecting the change in distribution and delivery patterns to certain customers. All of the Company's other United States businesses reported significant double-digit increases in operating income for the third quarter of 1996. United States operating income margins were down slightly from the comparable periods of last year. For the third quarter, the United States operating income margin was 16.3 percent, compared to 16.6 percent last year. The operating income margin for the nine-month period was 14.1 percent, and compared to last year's nine-month operating income margin of 14.4 percent. Operating income margins reflected increased sales and the benefits of cost controls which were offset by higher raw material costs and competitive pricing pressures.

Sales of the Company's International Operations were $87 million for the third quarter of 1996, an increase of 7 percent compared to third quarter 1995 sales of $81 million. For the nine-month period, International's sales totaled $251 million, an increase of 11 percent over sales of $227 million in the first nine months of 1995. Approximately one-half of International's sales growth was due to business acquisitions. Changes in currency translation had a negative impact on reported sales of International's operations, particularly in the Asia Pacific region. Excluding the effects of currency translation, International's sales grew 13 percent for the third quarter and 15 percent for the first nine months of 1996. The Asia Pacific region reported a 3 percent decrease in sales for the third quarter and a 2 percent increase in sales for the first nine months of 1996. However, when measured in local currencies, the Asia Pacific region had sales growth of 5 percent for the third quarter and 8 percent for the nine-month period. Local currency sales included good growth in Japan and modest growth in the Australia/New Zealand region. Reported sales of the Latin American region increased 12 percent for both the third quarter and nine-month periods. Latin American sales included a continuation of significant double-digit growth in Brazil and good growth in Mexico. Sales in Canada increased 9 percent for the third quarter and 10 percent for the nine-month period.
Canadian sales included the benefits of the Huntington and Monarch acquisitions and good growth in sales to the Institutional and Food & Beverage markets.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's International Operations reported operating income of $7 million for the third quarter of 1996, a 29 percent increase over operating income of $6 million in the comparable period of last year. For the nine-month period, operating income totaled $18 million in 1996 and increased 28 percent over operating income of $14 million last year. International operating income margins improved for both periods. For the third quarter of 1996, the International operating income margin was 8.3 percent, compared to a 6.9 percent operating income margin last year. For the nine-month period, International's operating income margin of 7.1 percent improved from last year's operating income margin of 6.1 percent. International's operating income results included double-digit growth in each of the major regions of operations, with a continuation of particularly strong growth in Brazil.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $5 million for the third quarter of 1996, a significant increase over $2 million of equity in earnings of the joint venture in the third quarter of 1995. For the first nine months of 1996, the Company's equity in earnings of the joint venture was $10 million, and increased 49 percent over $7 million of equity in earnings for the comparable period of last year. Joint venture results reflected a number of cost control programs which were put into effect during 1996. Joint venture results also reflected some benefits from investments made in the joint venture beginning in late 1995. However, the hospitality industry in much of Europe has not showed signs of a sustained improvement and sales of the joint venture have remained sluggish during 1996.

Corporate operating expense was $1 million for the third quarter and $2 million for the first nine months of 1996. Corporate operating expense represented overhead costs directly related to the joint venture.

For the third quarter of 1996, net interest expense was approximately $4 million, an increase of 5 percent over net interest expense in the third quarter of 1995. For the nine-month period, net interest expense totaled $12 million and increased 37 percent over the first nine months of last year. The increase in net interest expense for the nine-month period was due to lower average cash levels and increased debt levels reflecting cash used during 1995 for the mid-year stock repurchase self-tender offer and for business acquisitions during 1995 and 1996. Debt levels were decreased during the third quarter of 1996 due to the proceeds received from the sale of Huntington's QUATS-Surfactants business and strong operating cash flows.

For the nine months ended September 30, 1996 the provision for income taxes reflected an estimated effective rate of 41.0 percent and compared to last year's nine-month estimated rate of 39.8 percent. The third quarter 1996 effective tax rate of 42.2 percent increased from a rate of 39.2 percent for the third quarter of 1995. These increases in the effective tax rates were principally due to increased overall income tax rates related to the Company's international operations and to the effects of business acquisitions.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL POSITION AND LIQUIDITY

The Company's consolidated total assets at September 30, 1996 reflected the February 1996 acquisition of Huntington Laboratories and the August 1996 acquisition of the Monarch operations of H.B.Fuller. The increase in other noncurrent assets from year-end 1995 was principally due to these acquisitions.

Total debt at September 30, 1996 was $190 million, an increase of $29 million from total debt of $161 million at December 31, 1995. The increase in debt was due to $75 million of 7.19 percent senior notes which were issued to a group of insurance companies in January of 1996. The notes mature in January 2006. Proceeds from the debt were used to reduce short-term borrowings and for general corporate purposes, including the Huntington and Monarch acquisitions. The ratio of total debt to capitalization increased to 28 percent at September 30, 1996 from 26 percent at December 31, 1995.

In September 1996, the Company replaced its $150 million credit facility with a $225 million Multicurrency Credit Agreement. The terms of the new agreement are similar to the credit facility which it replaced. Also, in October 1996, the Company filed a shelf registration with the Securities and Exchange Commission for the issuance of up to $200 million of debt securities. The filing is intended to enhance the Company's future financial flexibility in funding general business needs. The Company has no immediate plans to issue the new debt.

Cash provided by continuing operations was $177 million for the first nine months of 1996, an increase of 61 percent over cash provided from continuing operations of $110 million in the first nine months of last year. Strong earnings, additional cash flows from businesses acquired, favorable timing of payments and cash flows from the collection of accounts receivable related to strong fourth quarter 1995 sales were significant factors in this cash flow improvement. The Company expects strong and improved flows from operations for full year 1996; however, not at the rate of growth achieved during the nine months ended September 30, 1996.

In May 1995, the Company announced a six million share repurchase program. As part of that program, the Company purchased approximately 3.5 million shares in June 1995 under a "Dutch Auction" self-tender offer. During the first nine months of 1996, the Company purchased approximately 35,000 shares under this program and at September 30, 1996 there were approximately 2.4 million shares remaining under the existing repurchase authorization. In addition, the Company maintains an ongoing systematic share repurchase program, which is intended to offset the dilutive effect of shares issued for employee benefit plans. During the first nine months of 1996, approximately 565,000 shares were purchased under this program. The Company intends to continue making purchases under both of these programs from time to time in open market and privately negotiated transactions.

PART II.  OTHER INFORMATION



Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  The following documents are filed as exhibits to this report:

                 (4) Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of January 1, 1995, and as Further Amended and Restated as of September 30, 1996, Among Ecolab Inc., the Financial Institutions party thereto, Citibank, N.A., as Administrative Agent, Citibank International Plc, as Euro-Agent and Morgan Guaranty Trust Company of New York as Co-Agent.

                 (15) Letter regarding unaudited interim financial information.

                 (27) Financial Data Schedule.

            (b)  Reports on Form 8-K:

                 No Current Reports on Form 8-K were filed during the quarter ended September 30, 1996.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ECOLAB INC.


Date: November 12, 1996    By:  /s/ Michael E. Shannon
                              ------------------------------
                               Michael E. Shannon
                               Chairman of the Board, Chief Financial
                               and Administrative Officer
                               (duly authorized officer and
                               Principal Financial Officer)

                                  EXHIBIT INDEX



                                                     Paper (P) or
Exhibit              Description                    Electronic (E)
-------              -----------                    ---------------

(4)         Multicurrency Credit Agreement dated           E
            as of September 29, 1993, as Amended
            and Restated as of January 1, 1995, and
            as Further Amended and Restated as of
            September 30, 1996, Among Ecolab Inc.,
            the Financial Institutions party thereto,
            Citibank, N.A.,as Administrative Agent,
            Citibank International Plc, as Euro-Agent and Morgan Guaranty Trust Company of
            New York as Co-Agent


(15)        Letter regarding unaudited interim             E
            financial information

(27)        Financial Data Schedule                        E