Form 10-K405
period 1996-12-31
ECOLAB INC
filed 1997-03-27
CIK 31462

                         DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1996 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

    2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 1997 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1996 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.


                                        PART I

ITEM 1.  BUSINESS

ITEM 1(A) GENERAL DEVELOPMENT OF BUSINESS

Except where the context otherwise requires, the terms "Company" and "Ecolab," as used herein, include Ecolab Inc. and its subsidiaries. Ecolab Inc. was incorporated as a Delaware corporation in 1924. The Company's fiscal year is the calendar year ending December 31.

The Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe, and which is referred to hereafter as the "Henkel-Ecolab Joint Venture" or "Joint Venture." Henkel KGaA, by virtue of a tie-breaking vote on certain operational matters, may control the day-to-day operations of the Joint Venture. Strategic decisions concerning the Joint Venture require the agreement of Henkel and the Company. The Company accounts for its interest in the Henkel-Ecolab Joint Venture under the equity method of accounting and therefore does not consolidate the Henkel-Ecolab Joint Venture balance sheet accounts, revenues and expenses. Financial statements of the Henkel-Ecolab Joint Venture as listed under Item 14, I(3) of Part IV hereof are included as a part of this Report. Except where the Henkel-Ecolab Joint Venture is specifically referred to, the description of business in Part I does not include the business of the Joint Venture.

ITEM 1(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are all conducted in one industry segment.

ITEM 1(C) NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination and maintenance products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quickservice (fast-food units), commercial and institutional laundries, light industry, dairy plants and farms, and food and beverage processors.

A strong commitment to service is the distinguishing characteristic of the Company. Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems. Distributors are utilized in several markets, as described in the business unit descriptions located under the heading "Business Divisions."

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

In the United States and Canada, the Company operates through seven divisions:
Institutional, Kay, Food and Beverage, Pest Elimination, Textile Care, Professional Products (formerly Janitorial Division) and Water Care Services. Institutional and Food and Beverage businesses are operated in virtually all locations outside of the United States and Canada. As described below, the businesses of the remaining divisions are not conducted in all areas outside of the United States and Canada, but these businesses are expanding into a number of international locations.

The Company conducts business in approximately 30 countries outside of the United States through wholly-owned subsidiaries, or, in the case of Venezuela, China, and Indonesia, through majority- owned joint ventures with local partners. In other countries, selected products are sold by distributors or agents, although those sales are not significant in terms of the Company's overall sales. For the year ended December 31, 1996, international sales comprised approximately 23% of the Company's total consolidated net sales. For purposes of public financial reporting, international operations include Canada, but on an operational basis, the businesses in Canada are, in general, operated together with United States businesses as a part of North American operations.

BUSINESS DIVISIONS

The following descriptions of the Company's divisions include a discussion, where applicable, of similar businesses currently conducted outside of the United States. The Company pursues a "Circle the Customer - Circle the Globe" strategy by developing relationships and partnerships with customers who require the services of more than one division. Therefore, a single customer may utilize the services of several of the Company's divisions.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, food service utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the food-service, lodging, educational and healthcare industries. The Institutional Division also markets various chemical dispensing device systems, which are made available to customers, to apply the Company's cleaners and sanitizers. Substantially similar businesses are conducted in all international locations although somewhat less extensive product lines are often offered internationally. Also, through its Ecotemp offering, the Institutional Division markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents and rinse additives, including full machine maintenance.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States and Canada and is one of the leading suppliers worldwide except for Europe where the business is conducted by the Henkel-Ecolab Joint Venture.

The Institutional Division sells its products and services primarily through Company-employed field sales and service personnel. The Company also utilizes independent food-service distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors. This distribution system encompasses most of the Institutional Division's product line and the Company provides the same service to accounts served by food distributors as to direct customers.

KAY: The Kay Division supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant and grocery industries. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes and hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers which have a relatively high employee turnover. Kay employs a direct field sales force which primarily calls upon national and regional quick service restaurant chains and franchisees, although the sales are made to distributors who supply the chain or franchisee's restaurants.

Kay sales are primarily in the United States but international sales have grown as United States-based customers have expanded into international markets. Because a significant portion of Kay's international sales are to non-United States units of United States-based quickservice restaurant chains, a substantial portion of Kay's international sales are made either to domestic or internationally located distributors who service these chains.

The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the quickservice restaurant industry in the United States as well as in certain international markets. While Kay's customer base has been growing, Kay's business is largely dependent upon a limited number of major national and international quickservice restaurant chains and franchisees.

FOOD AND BEVERAGE: The Food and Beverage Division provides detergents, cleaners, sanitizers, lubricants, animal health and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food and Beverage Division also designs, engineers and installs CIP ("clean-in-place") process control systems and facility cleaning systems to its customer base.
Farm products (which include bovine teat products) are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States. Food and Beverage businesses are operated in most international locations.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States. The Pest Elimination business currently is operated primarily in the United States but also operates in Puerto Rico, Hong Kong and New Zealand, as well as parts of Canada and Mexico.

TEXTILE CARE: The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large institutional and commercial laundries and to certain smaller laundry operations. Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial, textile rental and shirt laundries. Products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through distributors. Textile Care offerings complement the Institutional Division's offerings to small-to-medium size on-premise laundry facilities. Textile Care products are sold primarily in the United States and Canada, but similar product lines are sold in a number of other international locations.

PROFESSIONAL PRODUCTS: The Professional Products Division provides a full line of janitorial and infection control offerings that include odor counteractants, disinfectants, floor care and carpet care systems, hand care products and general cleaners and medical instrument sterilants which are sold to the medical and janitorial markets in the United States and Canada. In 1996, the Company acquired Huntington Laboratories, Inc., a supplier of infection control products and gym floor finishes which it integrated into its janitorial business. The Division, which was previously called the Janitorial Division, was renamed following the Huntington acquisition to the Professional Products Division to better reflect its expanding business.

The Company believes it is among the largest suppliers of infection-control and general cleaners to the United States healthcare industry as well as one of the market leaders in the overall North American janitorial market. Products are sold in the United States and Canada through a Company-employed sales force as well as a network of independent distributors in both janitorial and medical markets who sell products and services to the institutional, healthcare and industrial marketplaces. A private-label program also manufactures non-proprietary janitorial-related products for resale by major distributor organizations in the United States and Canada. In addition, the Division, through its JaniSource operation, markets brand name products for sale through mass commercial distribution networks. Infection-control and janitorial products are also sold on a limited basis in other international markets.

WATER CARE SERVICES: The Water Care Services Division, which in 1997 will be in its third year as a separate Company division, expands the Company's "Circle the Customer - Circle the Globe" strategy by adding an offering which is critical to companies in the Company's customer base--water treatment programs. The Water Care Services Division provides water and wastewater treatment products, services and systems for institutional, commercial and light industrial customers. Operations are presently concentrated in North America, where the Company has acquired four existing water care businesses since late 1994. Water Care Services works closely with the Company's Institutional, Textile Care and Food and Beverage Divisions to offer customized water care strategies to the hospitality, healthcare markets and to light industry, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat waste water. In selected United States markets, the Division also provides pool and spa treatment programs for commercial and hospitality customers. In addition to North America operations, certain water treatment businesses are operated at selected international locations, primarily Brazil, South Africa and Southeast Asia.

COMPETITION

The Company's business units have two significant classes of competitors. First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale. Some of these large competitors have substantially greater assets and financial resources than the Company. Second, all of the Company's business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines, and/or end-user segments.

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value. Value is provided by state-of-the-art, environmentally-compatible cleaning, sanitation and maintenance products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the significant on-going investment in technology development and by the Company's standard practice of assisting customers in lowering operating costs and complying with environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy.

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

ADDITIONAL INFORMATION

Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses common carriers, its own delivery vehicles and distributors. Additional information on the Company's plant and distribution facilities is located under Item 2 below under the heading "Properties."

The Company owns a number of patents and trademarks. Management does not believe that the Company's overall business is materially dependent on any individual patent or trademark.

The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quickservice chains and franchisees. No material part of the Company's business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1996, 1995 and 1994 approximated 31, 33 and 35 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers as described in more detail under the heading "Business Divisions" beginning on page 3 hereof. Total laundry sales in 1996, 1995 and 1994 approximated 14, 15 and 15 percent respectively, of the Company's consolidated net sales.

The Company's business has little seasonality.

The Company has invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense the Company's cleaning and sanitizing products. The Company, otherwise, has no unusual working capital requirements. The investment in merchandising equipment is discussed under the heading "Cash Flows" in Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof.

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

ENVIRONMENTAL CONSIDERATIONS

The Company's businesses are subject to various legislative enactments and regulations relating to the protection of the environment. While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company's businesses. The Company's management believes these are risks which the Company has in common with other companies engaged in similar businesses. Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations. Although the Company is not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company's financial condition or results of operations. Environmental matters most significant to the Company are discussed below.

PHOSPHOROUS LEGISLATION: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous. The primary thrust of such laws and regulations is to regulate the phosphorous content of home laundry detergents, a market not served by the Company. However, certain of the Company's products are affected by such laws and regulations, including some commercial laundry and warewashing detergents, cleaners and sanitizers. Three types of legislative restrictions are common: (1) labeling of phosphorous content, (2) percentage limitation on the amount of phosphorous permitted and (3) a ban on the use of phosphorous in certain products or in products sold for a particular purpose. The Company has been able to comply with legislative requirements and, where necessary, has developed products which, although typically less effective than the products they replace, contain no phosphorous or lower amounts of phosphorous to satisfy the legislative limitations or bans. In limited geographic areas, the Company has obtained a variance from existing zero-phosphorous legislation. Phosphorous legislation has not had a material negative effect on the Company's operations to date.

PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" or "antimicrobial pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. These products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that state. While the costs of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition or the results of its operations to date, the costs and delays in receiving necessary approvals for these products has increased in recent years. The Company believes that the nature of these costs and regulatory delays are similar to those encountered by other companies in similar businesses. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $1,269,000 in 1996. Such costs will increase somewhat in 1997, but not in amounts which are expected to significantly affect the Company's results of operations, consolidated financial condition or liquidity. The new Food Quality Protection Act is expected to accelerate the pace at which the Company obtains future product registrations.

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

OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1996 were approximately $1,090,000 and approximately the same level of expenditure has been budgeted for 1997. The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.

Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or state equivalents at 11 waste disposal sites which received nominal amounts of waste materials alleged to have been generated by the Company or its subsidiaries. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

In addition to the 11 sites noted above, the Illinois Environmental Protection Agency ("Agency"), in 1996, identified the Company, along with two other corporations, as PRPs in connection with groundwater contamination near the Company's South Beloit, Illinois manufacturing facility. The Agency is seeking a potable water supply for approximately 200 homes at the Evergreen Manor residential subdivision, an investigation of the source and extent of the contamination, remedial cleanup and reimbursement of the state's costs. The Company has denied liability and has requested that the Agency withdraw its identification of the Company as a PRP.

Based on an analysis of the Company's experience with such environmental proceedings, the Company's estimated share of all hazardous materials deposited on the 12 sites referred to in the two preceding paragraphs, and the Company's estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company's future costs relating to such known sites.

Also, the Company is involved in certain continuing groundwater clean-up activities as required by New Jersey environmental authorities at a site used by the Company. The Company has worked with appropriate authorities to resolve the issues involved and has accrued its best estimate of future costs relating to the site.

A legal action commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company remains pending. Netherlands authorities are seeking monetary damages to cover the cost of investigation and planned clean-up of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981, when the subsidiary operated a plant on the site. Damages claimed are approximately US$10,000,000. The former subsidiary, now owned by the Henkel-Ecolab Joint Venture, has denied liability and believes it complied with applicable Netherlands law. Even if the Netherlands government should prevail as to liability, it is believed the reasonable costs of investigation and clean-up are less than that claimed by the government. The Company has agreed to indemnify the Henkel-Ecolab Joint Venture as to any liability associated with this matter. Accordingly, an accrual has been recorded, reflecting management's best estimate of future costs.

During 1996, the Company's net expenditures for contamination remediation were approximately $200,000. The accrual at the end of 1996 for future remediation expenditures was approximately $9,800,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, potential insurance reimbursements are not included. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period; the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's consolidated financial position or liquidity or, on an on-going basis, its results of operations.

In addition, the Company has retained responsibility for certain sites where the Company's former ChemLawn business is a PRP. Currently there are eight such locations and, at each, ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in the Company's loss from its discontinued ChemLawn operations in 1991. The accrual remaining reflects management's best estimate of future costs.

NUMBER OF EMPLOYEES

The Company currently has approximately 9,500 employees worldwide.

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

                                                      POSITIONS HELD
NAME               AGE  OFFICE                        SINCE JAN. 1, 1992
----               ---  ------                        ------------------

A. L. Schuman      62   President and Chief           March 1995 - Present
                        Executive Officer

                        President and Chief           Aug. 1992 - Feb. 1995
                        Operating Officer

                        Executive Vice President;     Jan. 1992 - July 1992
                        President-Ecolab
                        Services Group

                                                      POSITIONS HELD
NAME               AGE  OFFICE                        SINCE JAN. 1, 1992
----               ---  ------                        ------------------
M. E. Shannon      60   Chairman of the Board, Chief  Jan. 1996 - Present
                        Financial and Administrative
                        Officer

                        Vice Chairman, Chief          Aug. 1992 - Dec. 1995
                        Financial and
                        Administrative Officer

                        Executive Vice President      June 1992 - July 1992
                        and Chief Financial
                        Officer

                        Executive Vice President      Jan. 1992 - May 1992
                        and Chief Financial
                        Officer; President-
                        Residential Services
                        Group

G. K. Carlson      53   Senior Vice President -       June 1996 - Present
                        Corporate Planning
                        and Development

                        Senior Vice President-        Jan. 1994 - May 1996
                        International

                        Senior Vice President         Jan. 1992 - Dec. 1993
                        and General Manager-
                        Institutional North
                        America

P. D'Almada        49   Senior Vice President -       Mar. 1996 - Present
                        Global Accounts

                        Vice President -              May 1994 - Feb. 1996
                        Institutional Corporate
                        Accounts

                        Vice President -              Oct. 1993 - Apr. 1994
                        Institutional National
                        Accounts and Distributors
                        Sales

                        International Vice            Aug. 1992 - Sep. 1993
                        President - Central America
                        and the Caribbean

                                                      POSITIONS HELD
NAME               AGE  OFFICE                        SINCE JAN. 1, 1992
----               ---  ------                        ------------------
                        Institutional Vice            Jan. 1992 - July 1992
                        President - World Accounts

S. L. Fritze       42   Vice President and            Mar. 1995 - Present
                        Treasurer
                        Institutional Vice            Jan. 1992 - Feb. 1995
                        President, Planning
                        and Control

A. E. Henningsen,  50   Senior Vice President         Mar. 1996 - Present
 Jr.                    and Controller

                        Vice President and            Aug. 1992 - Feb. 1996
                        Controller

                        Vice President-Finance,       Jan. 1992 - July 1992
                        Ecolab Services Group

R. L. Marcantonio  47   Senior Vice President-        Mar. 1997 - Present
                        Industrial

J. L. McCarty      59   Senior Vice President-        Jan. 1994 - Present
                        Institutional North America

                        Vice President and General    Jan. 1992 - Dec. 1993
                        Manager - Pest Elimination

M. Nisita          56   Senior Vice President-        Jan. 1994 - Present
                        Global Operations

                        Vice President-Operations     Aug. 1992 - Dec. 1993

                        Vice President-               Jan. 1992 - July 1992
                        Manufacturing

W. R. Rosengren    62   Senior Vice President-Law     Aug. 1992 - Present
                        and General Counsel

                        Senior Vice President-        Jan. 1992 - July 1992
                        Law, General Counsel
                        and Secretary

J. P. Spooner      50   Senior Vice President-        June 1996 - Present
                        International

                        Senior Vice President-        June 1994 - May 1996
                        Industrial

                                                      POSITIONS HELD
NAME               AGE  OFFICE                        SINCE JAN. 1, 1992
----               ---  ------                        ------------------
F. W. Tuominen,    54   Senior Vice President         Aug. 1992 - Present
Ph.D.                   and Chief Technical and
                        Environmental Officer

                        Senior Vice President         Jan. 1992 - July 1992
                        and Chief Technical
                        Officer

Mr. Spooner joined the Company as Senior Vice President-Industrial in June 1994. Prior to joining the Company, Mr. Spooner was employed by PepsiCo, Inc. for 15 years, holding various positions in operations and business development, including most recently, President of the North Division of Frito-Lay, Inc.

Mr. Marcantonio joined the Company as Senior Vice President-Industrial in March 1997. Prior to joining the Company, Mr. Marcantonio was employed by Keebler Company for over 15 years, holding various positions in sales, marketing and management, including most recently, Senior Vice President - Cookies and Crackers.

ITEM 2.  PROPERTIES

The Company's manufacturing facilities produce chemical products or equipment for all the Company's businesses except the Pest Elimination Division which purchases products and substantially all its equipment from outside suppliers. The Company's chemical production process consists primarily of blending and packaging powders and liquids and casting solids.

The Company's United States plant facilities devoted primarily to the production of chemical products are located in Joliet, Illinois; Avenel, New Jersey; McDonough, Georgia; Garland, Texas; San Jose, California; Hebron, Ohio; and City of Industry, California. Smaller plant facilities in North Kansas City, Missouri; Charlotte, North Carolina; Huntington, Indiana; and Grand Forks, North Dakota produce certain chemical products primarily for the Company's Textile Care, Water Care Services, Food and Beverage and Professional Products divisions. These facilities except for those located in Kansas City and Charlotte are Company-owned. The Company's Kay business also owns and operates manufacturing facilities in Greensboro, North Carolina and Dallas, Texas.

Additional chemical manufacturing facilities are located in Dorado, Puerto Rico; Santa Cruz, Brazil; Hamilton, New Zealand; Noda and Shika, Japan; Sydney and Melbourne, Australia; Seoul, South Korea; Mexico City, Mexico; Bangkok, Thailand; Toronto, Canada; and Johannesburg, South Africa. The buildings and land for the facilities located in Canada, Australia and Puerto Rico are leased. A chemical plant, which is co-owned with a Chinese joint venture partner, is located near Shanghai, People's Republic of China, and a leased chemical plant is located in Chile. Smaller chemical plant facilities are owned in certain other locations including Costa Rica; Brisbane, Australia; Singapore; Jakarta, Indonesia and Dar es Salaam, Tanzania.

The Company's plant in South Beloit, Illinois produces chemical product dispensers and injectors and other mechanical equipment. A leased plant, which manufactures dishwasher racks and related sundries, is located in Elk Grove Village, Illinois. Dishwasher racks are also produced at the Shika, Japan plant. Dishwashing machines which are used in the Company's Ecotemp operations are manufactured in an owned facility in Barbourville, Kentucky. The Barbourville facility also produces a portion of its machines for sale to third party dishwashing machine distributors. A leased facility in Memphis, Tennessee serves as a dishwashing machine refurbishing center.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company's manufacturing plants also serve as distribution centers. In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services. In the United States, the Company's sales associates are located in approximately 125 leased offices. Additional sales offices are located internationally.

The Company's corporate headquarters is located in downtown St. Paul, Minnesota. The 19-story building was constructed to the Company's specifications and is leased through 1998. Thereafter, it is subject to multiple renewals at the Company's option. The Company also owns a building in downtown St. Paul adjacent to its headquarters. Recently, the Company unveiled plans for an expansion of its downtown St. Paul headquarters. The plan includes a long-term lease of another adjacent building and extensive renovations. The expansion is expected, over time, to bring several hundred additional jobs to the Company's headquarters and will include a state-of-the-art corporate employee training center. The Company also owns a research and development facility and a chemical pilot plant which are located in suburbs of St. Paul as well as a computer center located in St. Paul, several blocks from the Company's Headquarters.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading "Environmental Considerations."

A legal action commenced by ten distributors of the Company's Airkem janitorial products ("Plaintiffs") in 1995 in Minnesota State Court, Hennepin County, remains pending. Plaintiffs allege a variety of claims, including breach of contract, fraud, breach of Minnesota's antitrust statute and various other State statutes. The claims center around the process under which these distributors converted from exclusive to non-exclusive, as well as challenges to the Company's national account program. Plaintiff's damages claim has varied, ranging from $22,000,000 to $37,000,000. The Company has denied liability and believes the allegations are substantially without merit. Trial is scheduled for May, 1997. Plaintiffs' claims are not covered by the Company's insurance.

The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. Accruals have been established reflecting management's best estimate of future costs relating to such matters and, in the opinion of management, the ultimate resolution of this litigation will not have a material effect on the Company's results of operations, consolidated financial condition or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies, or otherwise, during the fourth quarter.

                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(a) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "ECL". The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of the Company's Common Stock on the consolidated transaction reporting system during 1996 and 1995 were as follows:


                      1996                1995
                 ---------------      --------------

    Quarter        High      Low       High      Low
    -------        ----      ---       ----      ---

    First        $32-5/8   $29-1/8   $24-7/8    $20

    Second       $33-7/8   $29-1/2   $25-1/2    $22-1/2

    Third        $33-3/4   $29-1/2   $28-1/8    $24-1/4

    Fourth       $39-1/2   $33-1/2   $31-3/4    $27-1/4

    The closing stock price on March 18, 1997 was $38.00.

ITEM 5(b) HOLDERS

On March 18, 1997, the Company had 4,967 holders of Common Stock of record.

ITEM 5(c) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.125 per share were declared in February, May and August, 1995. Dividends of $0.14 per share were declared in December, 1995 and February, May and August, 1996. A dividend of $0.16 per share was declared in December 1996.

ITEM 5(d) RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" and which are located on pages 46 and 47 of the Annual Report, are incorporated herein by reference.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The biographical material located on pages 6 through 10 and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located on page 5 of the Proxy Statement appearing under the heading entitled "Election of Directors," is incorporated herein by reference. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I of this Report on pages 10 through 13.

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation," located on pages 11 through 19 of the Proxy Statement, is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(9), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return," found, respectively, on pages 11 through 13 and on page 17 of the Proxy Statement is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement on page 20, beginning with the fifth paragraph under the heading "Certain Transactions," which is incorporated herein by reference.

A total of 627,967 shares of Common Stock held by the Company's directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by officers and directors of the Company in the table entitled "Security Ownership of Management" located on page 3 of the Proxy

Statement, which are issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions" and "Company Transactions" on pages 20 and 21 of the Proxy Statement and the biographical material located on pages 8 and 10 of the Proxy Statement pertaining to Messrs. Roland Schulz, Hugo Uyterhoeven and Albrecht Woeste is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual Report, are incorporated in Item 8 hereof.

              (i) Consolidated Statement of Income for the years ended December 31, 1996, 1995 and 1994, Annual Report page 31.

              (ii) Consolidated Balance Sheet at December 31, 1996, 1995 and 1994, Annual Report page 32.

              (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995 and 1994, Annual Report page 33.

              (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994, Annual Report page 34.

              (v) Notes to Consolidated Financial Statements, Annual Report pages 35 through 44.

              (vi)      Report of Independent Accountants, Annual Report page
                        45.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1996, 1995 and 1994 located on page 26 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 25 hereof are filed as part of this Report.

              (i) Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

              All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 27 to 48 hereof, are filed as part of this Report.

              (i)       Report of Independent Accountants.

              (ii) Combined Statements of Income for the years ended November 30, 1996, 1995 and 1994.

              (iii)     Combined Balance Sheets at November 30, 1996, 1995 and
                        1994.

              (iv) Combined Statements of Cash Flows for the years ended November 30, 1996, 1995 and 1994.

              (v) Combined Statements of Equity for the years ended November 30, 1996, 1995 and 1994.

              (vi)      Notes to the Combined Financial Statements.

I(4). The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1996, 1995 and 1994 located on page 49 hereof, and the Report of Independent Accountants on page 27 hereof are filed as part of this Report.

              (i) Schedule -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1996, 1995 and 1994.

              All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant entities of the Henkel-Ecolab Joint Venture are included in the filed combined financial statements.

II. The following documents are filed as exhibits to this Report. The Company will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders. The Financial Data Schedule (Exhibit 27) is filed as an Exhibit to this Report, but pursuant to paragraph (c)(1)(iv) of Item 601 of Regulation S-K, shall not be deemed filed for purposes of section 11 of the Securities Act of 1933 or section18 of the Securities Exchange Act of 1934.

              (3)A.     Restated Certificate of Incorporation.

                 B. By-Laws, as amended through December 16, 1996 - Incorporated by reference to Exhibit (3) of the Company's Current Report on Form 8-K dated December 16, 1996.

              (4)A.     Common Stock - see Exhibits (3)A and (3)B.

                 B. Form of Common Stock Certificate - Incorporated by reference to Exhibit (4)B of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

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

                 E. Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of January 1, 1995 and as of September 30, 1996, among the Company, the financial institutions party thereto, Citibank, N.A., as Agent, Citibank International Plc, as Euro-Agent and Morgan Guaranty Trust Company of New York as Co-Agent - Incorporated by reference to Exhibit (4) of the Company's Form 10-Q for the quarter ended September 30, 1996.

                 F. Indenture dated as of November 1, 1996 as amended and supplemented, between the Company and the First National Bank of Chicago as Trustee - Incorporated by reference to Exhibit 4.1 of the Company's Amendment No. 1 to Form S-3 filed November 15, 1996.

                 G. Form of Underwriting Agreement - Incorporated by reference to Exhibit 1 of the Company's Amendment No. 1 to Form S-3 filed November 15, 1996.

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

                  C.    Ecolab Inc. 1997 Stock Incentive Plan.

                  D. 1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991 - Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1990.

                  E. 1995 Non-Employee Director Stock Option Plan - Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1994.

                  F. Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan.

                  G. Non-Employee Director Stock-For-Retainer Plan - Incorporated by reference to Exhibit (10)E of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

                  H. Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company - Incorporated by reference to Exhibit (19)A of the Company's Form 10-Q for the quarter ended September 30, 1989.

                  I.    (i)       Deferred Compensation Plan for Non-Employee
                                  Directors (1984) - Incorporated by reference to Exhibit (10)F(i) of the Company's Form
                                  10-K Annual Report for the year ended
                                  December 31, 1990.

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

                  K. Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)Q hereof.

                  L. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)Q hereof.

                  M. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                  N.    (i)       Ecolab Supplemental Executive Retirement
                                  Plan, as amended and restated effective July
                                  1, 1994 - Incorporated by reference to
                                  Exhibit (10)M(i) of the Company's 10-K Annual
                                  Report for the year ended December 31, 1994.
                                  See also Exhibit (10)Q hereof.

                        (ii) First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)M(ii) of the Company's 10-K Annual Report for the year ended December 31, 1994.

                        (iii) Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)M(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

                  O.    (i)       Ecolab Mirror Savings Plan, as amended and
                                  restated effective September 1, 1994 -
                                  Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit
                                  (10)Q hereof.

                        (ii) First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995 - Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

                        (iii) Second Declaration of Amendment to Ecolab Mirror Savings Plan effective January 1, 1997.

                  P.    (i)       Ecolab Mirror Pension Plan effective July 1,
                                  1994 - Incorporated by reference to Exhibit
                                  (10)O(i) of the Company's Annual Report on
                                  Form 10-K for the year ended December 31, 1994. See also Exhibit (10)Q hereof.

                        (ii) First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit
                                  (10)O(ii) of the Company's Annual Report on
                                  Form 10-K for the year ended December 31, 1994.

                        (iii) Second Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit
                                  (10)O(iii) of the Company's Form 10-K Annual
                                  Report for the year ended December 31, 1995.

                  Q. The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans - Incorporated by reference to Exhibit (10)P of the Company's 10-K Annual Report for the year ended December 31, 1994.

                  R. Ecolab Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)N of the Company's Form 10-K Annual Report for the year ended December 31, 1993.

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

                  T.    Description of Ecolab Management Incentive Plan.

             (11)  Computation of Primary and Fully Diluted Earnings Per Share.

             (13) Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 which are incorporated by reference into Parts I, II and IV hereof.

             (21)  List of Subsidiaries as of March 18, 1997.

             (23)A. Consent of Coopers & Lybrand L.L.P. to Incorporation by Reference at page 25 hereof is filed as a part hereof.

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

             (27)  Financial Data Schedule.

                    EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.   Description
-----------   -----------

  (10)A.      Ecolab Inc. 1977 Stock Incentive Plan.

  (10)B.      Ecolab Inc. 1993 Stock Incentive Plan.

  (10)C.      Ecolab Inc. 1997 Stock Incentive Plan.

  (10)D.      1988 Non-Employee Director Stock Option Plan.

  (10)E.      1995 Non-Employee Director Stock Option Plan.

  (10)F.      Ecolab Inc. 1997 Non-Employee Director Deferred Compensation
              Plan.

  (10)G.      Non-Employee Director Stock-For-Retainer Plan.

  (10)I.      Deferred Compensation Plan for Non-Employee Directors (1984).

  (10)J.      Ecolab Non-Employee Directors' Retirement Plan.

  (10)K.      Ecolab Executive Death Benefits Plan.

  (10)L.      Ecolab Executive Long-Term Disability Plan.

  (10)M.      Ecolab Executive Financial Counseling Plan.

  (10)N.      Ecolab Supplemental Executive Retirement Plan.

  (10)O.      Ecolab Mirror Savings Plan.

  (10)P.      Ecolab Mirror Pension Plan.

  (10)Q.      The Ecolab Inc. Administrative Document for Non-Qualified Benefit
              Plans.

  (10)R.      Ecolab Management Performance Incentive Plan.

  (10)T.      Ecolab Management Incentive Plan.

III.     Reports on Form 8-K:

         The Company filed one Current Report on Form 8-K dated December 16, 1996 for the quarter ended December 31, 1996 reporting the adoption of an advance notice By-Law.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

                                  ECOLAB INC.
                                  (Registrant)



                                  By /s/ Allan L. Schuman
                                     --------------------------------
                                       Allan L. Schuman, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 27th day of March, 1997.



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


/s/ Kenneth A. Iverson                 Directors
-----------------------------
Kenneth A. Iverson
as attorney-in-fact for
Ruth S. Block, Russell G. Cleary,
James J. Howard, Joel W. Johnson,
Jerry W. Levin, Reuben F. Richards,
Richard L. Schall, Roland Schulz,
Philip L. Smith, Hugo Uyterhoeven,
and Albrecht Woeste

                          REPORT OF INDEPENDENT ACCOUNTANTS
                           ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Board of Directors of Ecolab Inc.

    Our report on the consolidated financial statements of Ecolab Inc. has been incorporated by reference in this Form 10-K from page 45 of the 1996 Annual Report to Shareholders of Ecolab Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 26 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                  /s/ Coopers & Lybrand L.L.P.
                                  COOPERS & LYBRAND L.L.P.

Saint Paul, Minnesota
February 24, 1997



          CONSENT OF COOPERS & LYBRAND L.L.P. TO INCORPORATION BY REFERENCE

    We consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 33-26241; 33-34000; 33-56151;
33-39228; 33-56125; 33-55984; 33-60266; 33-65364; 33-59431; 333-18617;
333-18627; and 333-21167) and the Registration Statements of Ecolab Inc. on
Form S-3 (Registration No. 33-57197 and 333-14771) of our reports dated February 24, 1997 on our audits of the consolidated financial statements and the related financial statement schedule of Ecolab Inc. as of December 31, 1996, 1995 and 1994, and for the years ended December 31, 1996, 1995 and 1994, which reports are included or incorporated by reference in this Annual Report on Form 10-K.
We also consent to the references to our firm under the caption "Interests of Named Experts and Counsel" or "Incorporation of Documents by Reference" in certain Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 33-56101; 33-56151; 33-56125; 33-59431; 333-18617; 333-18627; and 333-21167) and
under the caption "Experts" in the Registration Statements on Form S-3 of Ecolab Inc. (Registration Nos. 33-57197 and 333-14771).

                                  /s/ Coopers & Lybrand L.L.P.
                                  COOPERS & LYBRAND L.L.P.

Saint Paul, Minnesota
March 27, 1997

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     ECOLAB INC.
                                    (In Thousands)



-----------------------------------------------------------------------------------------------------------
       COL. A                       COL. B               COL. C                 COL. D          COL. E
-----------------------------------------------------------------------------------------------------------
                                                       Additions
                                              --------------------------
                                  Balance at   Charged to    Charged to                       Balance at
                                  Beginning    Costs and        Other                            End
 Description                      of Period     Expenses     Accounts (A)      Deductions (B)  of Period
-----------------------------------------------------------------------------------------------------------

  Allowance for Doubtful Accounts:


   Year Ended December 31, 1996   $8,331        $4,695         $ 538            $(4,221)        $9,343


   Year Ended December 31, 1995   $8,703        $4,011         $ 127            $(4,510)        $8,331


   Year Ended December 31, 1994   $7,994        $3,910         $ 233            $(3,434)        $8,703






(A) Reflects foreign currency translation adjustments and the effect of acquisitions.

(B) Uncollectible accounts charged off, net of recovery of accounts previously written off.

[KPMG LOGO] Deutsche-Treuhand-Gesellschaft


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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Henkel-Ecolab Joint Venture as of November 30, 1996, 1995 and 1994, and the results of its operations and its cash flows for the periods beginning December 1, 1995, 1994 and 1993, and ended November 30, 1996, 1995 and 1994, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Dusseldorf, Germany, January 22, 1997

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft





Haas                    Momken
Wirtschaftsprufer       Wirtschaftsprufer               [SEAL]

HENKEL-ECOLAB JOINT VENTURE


INDEX TO COMBINED FINANCIAL STATEMENTS FOR THE YEARS ENDED NOVEMBER 30, 1996, NOVEMBER 30, 1995 AND NOVEMBER 30, 1994

--------------------------------------------------------------------------------

Report of Independent Accountants
Combined Statements of Income
Combined Balance Sheets
Combined Statements of Cash Flows
Combined Statements of Equity
Notes to the Combined Financial Statements
Financial Statement Schedule : Valuation and Qualifying Accounts and Reserves

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF INCOME



                                                   Twelve Months ended      Twelve Months ended      Twelve Months ended
(Thousands)                                         November 30, 1996        November 30, 1995        November 30, 1994

-------------------------------------------------------------------------------------------------------------------------

Net Sales                                           DM      1,354,809        DM      1,308,935        DM      1,264,985
Cost of Sales                                                 610,020                  585,002                  546,706
Selling, General and Administrative Expenses                  620,778                  624,032                  600,779
Royalties to Parents                                           22,718                   28,180                   31,874

-------------------------------------------------------------------------------------------------------------------------

Operating Income                                              101,293                   71,721                   85,626
Other Expenses/Income, principally Interest
 Expense, net                                                   4,171                    7,977                    6,426
Equity in Gain/(Loss) of Affiliate                                320                      132                     (391)

-------------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                     97,442                   63,876                   78,809
Provision for Income Taxes                                     45,334                   31,637                   36,287

-------------------------------------------------------------------------------------------------------------------------

Net Income                                          DM         52,108        DM         32,239        DM         42,522
                                                    --         ------        --         ------        --         ------
                                                    --         ------        --         ------        --         ------



See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE


COMBINED BALANCE SHEETS



                                                         November 30,             November 30,               November 30,
(Thousands)                                                  1996                    1995                        1994

---------------------------------------------------------------------------------------------------------------------------

Assets

Cash and Cash Equivalents                           DM        125,645        DM         67,272        DM         60,978
Accounts Receivable, net                                      284,016                  269,160                  260,696
Accounts Receivable from Related Parties                       12,536                   22,349                   15,631
Loans to Related Parties                                        8,007                   15,778                   38,140
Inventories                                                   183,192                  165,604                  162,414
Prepaid Expenses and Other Current Assets                      34,144                   23,869                   22,528
Deferred Taxes                                                  5,647                    5,275                    6,011

---------------------------------------------------------------------------------------------------------------------------

    Current Assets                                            653,187                  569,307                  566,398

---------------------------------------------------------------------------------------------------------------------------

Investment in Affiliated Company, net                           8,073                    8,330                    8,987
Property, Plant and Equipment, net                            167,555                  160,118                  153,837
Intangible and Other Assets, net                               32,122                   31,098                   26,818
Deferred Taxes                                                 10,724                   11,339                   10,195

---------------------------------------------------------------------------------------------------------------------------

    Total Assets                                    DM        871,661        DM        780,192        DM        766,235
                                                    --        -------        --        -------        --        -------
                                                    --        -------        --        -------        --        -------

---------------------------------------------------------------------------------------------------------------------------

Liabilities and Equity

Current Portion of Long Term Debt                   DM            652        DM            712        DM            727
Short Term Debt                                                72,972                   17,695                   19,256
Loans from Related Parties                                      7,445                   48,437                   63,810
Accounts Payable                                               98,274                   84,764                   83,432
Accounts Payable to Related Parties                            82,294                   28,906                   33,070
Accrued Liabilities                                           177,668                  140,361                  125,629
Income Taxes                                                   36,269                   37,996                   41,378

---------------------------------------------------------------------------------------------------------------------------

    Current Liabilities                                       475,574                  358,871                  367,302

---------------------------------------------------------------------------------------------------------------------------

Employee Benefit Obligations                                  106,766                   94,528                   84,549
Long Term Debt, less Current Maturities                         5,383                    5,905                    6,521
Deferred Taxes                                                  3,612                    2,489                    2,705

---------------------------------------------------------------------------------------------------------------------------

Combined Equity                                               280,326                  318,399                  305,158

---------------------------------------------------------------------------------------------------------------------------

    Total Liabilities and Equity                    DM        871,661        DM        780,192        DM        766,235
                                                    --        -------        --        -------        --        -------
                                                    --        -------        --        -------        --        -------



See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF CASH FLOWS



                                                        Twelve Months ended      Twelve Months ended      Twelve Months ended
(Thousands)                                              November, 30 1996        November, 30 1995        November, 30 1994

--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                               DM         52,108        DM         32,239        DM         42,522

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                       59,880                   54,153                   45,208
Equity in Gain/Loss of Affiliated Company                              320                     (132)                     391
Provision for Doubtful Accounts and Other                            1,477                      791                    1,032
Gain on Sale of Property and Equipment                              (1,580)                  (1,075)                    (762)
Deferred Income Taxes                                                1,366                     (624)                  (1,993)

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) / Decrease in Accounts Receivable                       (16,333)                  (9,255)                   4,571
Decrease / (Increase) in Due from Related Parties                    9,813                   (6,718)                  18,286
(Increase) in Inventories                                          (17,588)                  (3,190)                  (9,426)
Increase in Accounts Payable and Accrued Liabilities                50,817                   16,064                   25,524
Increase / (Decrease) in Due to Related Parties                     (7,412)                  (4,164)                  (1,949)
Increase / (Decrease) in Income Taxes Payable                       (1,727)                  (3,382)                  13,216
(Increase) in Other Current Assets                                 (10,275)                  (1,341)                  (2,440)
Increase in Employee Benefit Obligations                            12,238                    9,979                   13,157
                                                           ----------------         ----------------         ----------------

Cash Provided by Operating Activities                              133,104                   83,345                  147,337
                                                           ----------------         ----------------         ----------------

INVESTING ACTIVITIES
Expenditures for Property and Equipment                            (69,942)                 (63,024)                 (48,237)
Expenditures for Intangible and Other Assets                       (10,920)                 (11,825)                 (13,900)
Proceeds from Sale of Property and Equipment                        21,444                    8,070                    5,045
Decrease / (Increase) in Loans to Related Parties                    7,771                   22,362                  (25,843)
                                                           ----------------         ----------------         ----------------

Cash Used for Investing Activities                                 (51,647)                 (44,417)                 (82,935)
                                                           ----------------         ----------------         ----------------
FINANCING ACTIVITIES

Proceeds from / (Repayments of) Bank Debt, net                      54,695                   (2,192)                 (26,887)
(Decrease) in Loans from Related Parties                           (40,992)                 (15,373)                 (12,100)
Dividends paid                                                     (33,245)                 (17,063)                  (1,411)
                                                           ----------------         ----------------         ----------------

Cash Used for Financing Activities                                 (19,542)                 (34,628)                 (40,398)
                                                           ----------------         ----------------         ----------------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                         (3,542)                   1,994                   (4,077)
                                                           ----------------         ----------------         ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                               58,373                    6,294                   19,927

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    67,272                   60,978                   41,051
                                                           ----------------         ----------------         ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               DM        125,645        DM         67,272        DM         60,978
                                                           ----------------         ----------------         ----------------
                                                           ----------------         ----------------         ----------------

See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF EQUITY

(Thousands)

                      Contributed      Retained     Cumulative
                        Capital        Earnings       Foreign         Total
                                                      Currency
                                                     Translation

                     ---------------------------------------------------------

Balance
November 30, 1993      DM    211,704        73,718    (18,295)       267,127

Net Income                                  42,522                    42,522

Dividends Paid                              (1,411)                   (1,411)

Translation                                            (3,080)        (3,080)
Adjustment

                     ---------------------------------------------------------

Balance
November 30, 1994      DM    211,704       114,829    (21,375)       305,158

Net Income                                  32,239                    32,239

Dividends Paid                             (17,063)                  (17,063)

Translation                                            (1,935)        (1,935)
Adjustment

                     ---------------------------------------------------------

Balance
November 30, 1995      DM    211,704       130,005    (23,310)       318,399

Net Income                                  52,108                    52,108

Dividends                                  (45,045)                  (45,045)

Equity Withdrawals           (49,000)                                (49,000)

Translation                                             3,864          3,864
Adjustment

                     ---------------------------------------------------------

Balance
November 30, 1996      DM    162,704       137,068    (19,446)       280,326
-------------------------    -------       -------    --------       -------
-------------------------    -------       -------    --------       -------

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

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Interest income for the period totalled TDM 4,479 in 1996, TDM 3,494 in 1995 and TDM 3,877 in 1994.

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

The investment in this affiliated company consists of 33 percent of the common stock of Comac SpA, Verona. The unamortized portion of the excess of cost over the Joint Venture's share of net assets of Comac amounts to TDM 3,948 at November 30, 1996, TDM 4,696 at November 30, 1995 and TDM 5,444 at November 30, 1994. The market value of the investment cannot be determined.

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

INTANGIBLE ASSETS

Intangible assets primarily consist of amounts by which cost of acquisitions exceeded the values assigned to net tangible assets. These assets are amortized over their estimated lives, periods from 3 to 15 years. Total amortization of all intangible assets amounted to TDM 12,588 in 1996, TDM 7,469 in 1995 and TDM 6,407 in 1994.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

HENKEL-ECOLAB JOINT VENTURE


2. BALANCE SHEET  INFORMATION



(Thousands)                                            November 30,            November 30,             November 30,
                                                           1996                    1995                     1994

-------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE, NET
Accounts Receivable, Trade                          DM        300,215        DM        283,434        DM        274,179
Allowance for Doubtful Accounts                                16,199                   14,274                   13,483
                                                        -----------------------------------------------------------------
                                                    DM        284,016        DM        269,160        DM        260,696
                                                              -------                  -------                  -------
                                                              -------                  -------                  -------

INVENTORIES
Raw Materials                                       DM         39,097        DM         41,646        DM         36,777
Work in Process                                                10,673                   10,773                   10,180
Finished Goods                                                133,422                  113,185                  115,457
                                                        -----------------------------------------------------------------
    Total                                           DM        183,192        DM        165,604        DM        162,414
                                                              -------                  -------                  -------
                                                              -------                  -------                  -------

PROPERTY, PLANT AND EQUIPMENT, NET
Land                                                DM          6,316        DM          6,273        DM          6,164
Buildings and Improvements                                     73,487                   75,122                   68,060
Machinery and Equipment                                       126,852                  112,230                  106,629
Merchandising Equipment, Furniture and Fixtures               199,073                  199,713                  172,510
Construction in Progress                                        3,828                    3,204                    2,086
                                                        -----------------------------------------------------------------
                                                              409,556                  396,542                  355,449
Accumulated Depreciation and Amortization                     242,001                  236,424                  201,612
    Total                                           DM        167,555        DM        160,118        DM        153,837
                                                              -------                  -------                  -------
                                                              -------                  -------                  -------

INTANGIBLE AND OTHER ASSETS, NET
Goodwill on Acquisitions prior to July 1,1991       DM         20,941        DM         20,941        DM         20,941
Goodwill on Acquisitions after July 1,1991                     20,578                   16,469                   13,500
Other Intangible Assets, including Capitalized
Computer Software                                              32,322                   19,542                   10,811
                                                        -----------------------------------------------------------------
                                                               73,841                   56,952                   45,252
Accumulated Depreciation                                       42,032                   27,367                   21,454
                                                        -----------------------------------------------------------------
     Total Intangible Assets, net                              31,809                   29,585                   23,798
Other Assets, net                                                 313                    1,513                    3,020
                                                        -----------------------------------------------------------------
     Total                                          DM         32,122        DM         31,098        DM         26,818
                                                               ------                   ------                   ------
                                                               ------                   ------                   ------


3. RELATED PARTY TRANSACTIONS

The Joint Venture has entered into a variety of contractual arrangements, including those discussed in the following paragraphs for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Joint Venture entities purchase institutional and indu-strial hygiene products (primarily finished goods inventory) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements require these entities to purchase specified quantities as defined by an annual supply plan submitted to the related manufacturing facility. Since 1995 products are purchased at agreed upon prices between the parties involved, prior to that on the basis of costs incurred. Purchases totalled TDM 232,581 in 1996, TDM 239,819 in 1995 and TDM 259,882 in 1994.

Henkel also with a declining degree provides certain Joint Venture entities with elective services which include, but are not limited to General Administration, Payroll Administration, Accounting, Research and Development. The cost of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Fees paid by the Joint Venture in consideration for these services amounted to TDM 14,228 in 1996, TDM 20,365 in 1995 and TDM 20,326 in 1994.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Royalty expense related to this technology transfer agreement amounted to TDM 22,718 in 1996, TDM 28,180 in 1995 and TDM 31,874 in 1994.

The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an over-draft basis and through short term loans of more than 3 months. There is currently no maximum level of borrowing specified under this agreement. The interest rate basis for both arrangements is the London Interbank Offering Rate (interest rate for German Marks overdrafts 4.5 % per November 30, 1996 and 4.0 % for 3 month short term German Marks loans per November 30, 1996); on overdrafts, approximately between 1.0 - 1.5 percentage point is paid to compensate Henkel for administration costs.

At November 30, 1996 the Joint Venture had borrowed TDM 7,445, from Henkel Group Companies, TDM 48,437 in 1995 and TDM 63,810 in 1994. The loans receivable from Henkel Group Companies had totalled TDM 8,007 in 1996, TDM 15,778 in 1995 and TDM 38,140 in 1994. The fair values of intercompany loans receivable and payable approximate book value.

Interest expense to related companies totalled TDM 1,463 in the year ended November 30, 1996, TDM 6,235 in 1995 and TDM 6,204 in 1994. Interest income from related companies amounted to TDM 1,180 for the year ended November 30, 1996, TDM 3,251 in 1995 and TDM 1,989 in 1994.

4. INCOME TAXES

The provision for income taxes totalled TDM 45,334, compared to November 30, 1995 TDM 31,637 and November 30, 1994 TDM 36,287. The net deferred taxes included in the provision for income taxes for 1996 were TDM 1,366 debit, for 1995 TDM 624 credit and for 1994 TDM 1,993 credit.

The components of the Joint Venture's overall net deferred tax asset at November 30, 1996, at November 30, 1995 and at November 30, 1994 are as follows:

Deferred tax assets:                   November       November       November
                                       30, 1996       30, 1995       30, 1994
                                       --------       --------       --------
                                       TDM            TDM            TDM

Goodwill amortization                       0            642          2,213
Tax loss carryforwards                  9,576          7,894          5,614
Accruals, not permitted for
tax purposes                            3,612          3,355          2,921
Inventory valuation                     2,530          1,847          1,345
Pension provision, not deductible       7,024          4,926          4,746
Intangible assets (other than
goodwill) amortization                  1,663          1,535          2,024
Fixed assets                            2,692          5,203          4,853
Other                                   1,605          1,516          3,275
                                       ------------------------------------
Total gross deferred tax assets        28,702         26,918         26,991
Valuation allowance                    (10,387)       (7,665)        (8,023)
                                       -------------------------------------
Total deferred tax assets              18,315         19,521         18,968
                                       ------------------------------------

Deferred tax liabilities:

Depreciation on tangible assets        (3,995)        (3,555)        (3,547)
Other                                  (1,561)        (1,573)        (1,920)
                                       -------------------------------------
Total deferred tax liabilities         (5,556)        (5,128)        (5,467)
                                       -------------------------------------

Net deferred tax asset                 12,759         14,125         13,501
                                       ------------------------------------
                                       ------------------------------------


At November 30, 1996, the Joint Venture had net foreign operating loss carryforwards for tax purposes of approximately TDM 27,535 compared to November 30, 1995 TDM 25,163 and compared to November 30, 1994 TDM 17,847. A significant portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1996.

A reconciliation of the statutory German trade tax and federal corporate income tax rate to the effective income tax rate was:


                                       1996           1995           1994
                                       ----           ----           ----

Statutory German rate                  44.4%          44.4%          44.4%
Other European rates                   (8.0)          (7.5)          (6.6)
Losses and deferred items
without offsetting tax benefits         1.9            5.8            3.6
Provision for taxes arising
from tax examination                    4.9            5.9            0.0
Different tax base in Germany           1.4            0.5            3.8
Deferred taxes refundable to
parent                                  0.6            3.8            3.1
Other                                  (1.3)          (3.4)          (2.3)
                                       -----          -----          -----
Effective income tax rate              46.5%          49.5%          46.0%
                                       -----          -----          -----
                                       -----          -----          -----

The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture.

In 1996, the tax payments were TDM 19,128, in 1995 TDM 24,503 and in 1994 TDM 21,368.

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

A summary of all the components of net periodic pension cost concerning the plans in Germany, Belgium, the Netherlands, Great Britain and Austria for the twelve months ended November 30, 1996, 1995 and 1994 follows (TDM):

                                       1996           1995           1994

Service cost-employee benefits         7,131          6,876          6,570
Interest cost                          9,109          8,256          7,709
Net amortization and deferral         (3,385)        (2,934)        (2,873)
                                      -------         ------         ------
Total pension expense                 12,855         12,198         11,106
                                      ------         ------         ------
                                      ------         ------         ------

The status of the above employee pension benefit plans at November 30, 1996, 1995 and 1994 is summarized below (TDM):

Actuarial present value of:            1996             1995           1994

Vested benefit obligation              105,068         94,350         74,684

Non-vested accumulated
benefit obligation                       9,513          8,957          7,346
                                       -------        -------        -------
Accumulated benefit obligation         114,581        103,307         82,030
                                       -------        -------        -------
                                       -------        -------        -------

Projected benefit obligation           138,189        126,351        104,470
Fair value of plan assets               45,839         41,855         36,575
                                       -------        -------        -------
Funded status                           92,350         84,496         67,895
Unrecognized net transition
obligation                               4,709          5,190          5,127
Unrecognized net (gain)/loss             4,175          5,252        (3,503)
                                       -------        -------        -------
Unfunded accrued pension cost           83,466         74,054         66,271
                                       -------        -------        -------
                                       -------        -------        -------

The following assumptions have been used to develop net periodic pension expense and the actuarial present value of projected benefit obligations:

                             1996             1995           1994

Assumed discount rate      7.0- 5.0 %       7.0- 5.0 %     7.5- 5.0 %

Expected return on plan    7,0-10,0 %       7,0-10,0 %     7,0-10,0 %
assets

Rate of increase in future
compensation levels             5.0- 3.0 %       5.0- 3.0 %     5.0- 3.0 %

Other Joint Venture-specific savings plans, post-retirement and post-employment benefit plans requiring contribution by the Joint Venture are not material.

6. TOTAL INDEBTEDNESS

Short Term Debt

As of November 30, 1996 short term debt totalled TDM 72,972 compared to November 30, 1995 TDM 17,695 and compared to November 30, 1994 TDM 19,256, generally in overdraft facilities with interest rates based on local money market rates. As of November 30, 1996 the three main balances are in Italian Lira in the equivalent amount of TDM 56,871 at an interest rate of 8.222 % p.a., in French Franc in the equivalent amount of TDM 9,409 at an interest rate of 5.0% p.a. and in Belgium Franc in the equivalent amount of TDM 3,397 at an interest rate of 3.2 % p.a..

Long Term Debt

                                  1996           1995           1994
                                  -----          -----          -----
                                  TDM            TDM            TDM

Notes                             6,035          6,617          7,248
Less current maturities             652            712            727
                                  -----          -----          -----
Total                             5,383          5,905          6,521
                                  -----          -----          -----
                                  -----          -----          -----


The total long term debt amount is borrowed in Danish Krona at an average interest rate of 10.18 % p.a.. As of November 30, 1996, the aggregate annual maturities of long term debt for the next five years were:

1997 - TDM 652               1998 - TDM   652
1999 - TDM 652               2000 - TDM   165
2001 - TDM 3,914

Interest expense related to all debt was TDM 4,133 in 1996, compared to November 30, 1995 TDM 4,329 and compared to November 30, 1994 TDM 4,584. No significant differences existed between interest expense and interest paid.

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

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (TDM):

                        November 30,1996         November 30,1995
                        ----------------         ----------------
                        Notional   Credit        Notional   Credit
                        Amount   Exposure        Amount   Exposure
                        ------   --------        ------   --------

Forwards                17,562    0              36,105    0
Options purchased            0    0                   0    0

                             -    -                   -    -
                        17,562    0              36,105    0
                        ------    -              ------    -
                        ------    -              ------    -


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


                                       1996                 1995
                                  --------------        -------------
                                  Buy       Sell        Buy     Sell

Italian Lira/US-Dollar                0       0          9,759   9,936
Belgium Franc/Dutch Guilders          0       0          4,866   4,865
Pound Sterling                    9,196   9,336          4,840   4,792
US-Dollar                             0       0          4,120   4,224
Finmark/Swedish Krona             2,291   2,287          2,641   2,531
Danish Krona                          0       0          2,574   2,582
Swiss Franc                           0       0          2,449   2,462
Greek Drachme/French Franc            0       0          2,024   2,060
Irish Pound                       3,262   3,319          1,434   1,441
Portuguese Escudo                     0       0            864     874
Finmark                               0       0            331     336
Norwegian Krona                       0       0            203     204
Pound Sterling/Belgium Franc      2,439   2,515              0       0
Swedish Krona/Danish Krona          374     387              0       0
                                  ---------------       --------------
                                 17,562  17,836         36,105  36,307
                                 ------  ------         ------  ------
                                 ------  ------         ------  ------

c) Fair Value of Off Balance Sheet Financial Instruments

The fair value of off balance sheet financial instruments is not significant.

8. RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were DM 31.8 million in 1996, DM 33.0 million in 1995 and DM 34.1 million in 1994.

9. COMMITMENTS AND CONTINGENCIES

The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1996 (TDM):

              1997                16,089
              1998                11,591
              1999                 7,433
              2000                 4,764
              2001                 4,128
              thereafter           7,802
                                  ------

              Total               51,807
                                  ------
                                  ------

Rent expense for the twelve month period ended November 30, 1996, was approximately TDM 18,503, compared to November 30, 1995 approximately TDM 17,790 and compared to November 30, 1994 approximately TDM 16,372.

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

The Joint Venture's operations and customers are located throughout in Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1996, 1995 and 1994, and there were no significant accounts receivable from a single customer at November 30, 1996, 1995 and 1994. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

HENKEL-ECOLAB JOINT VENTURE

  Schedule - Valuation and Qualifying Accounts and Reserves
                  (Thousands)

--------------------------------------------------------------------------------

    Description       Balance,    Additions      Deductions     Balance,
                      Beg. of        (a)            from        Close of
                      Period                       Reserve      Period
                                                     (b)

--------------------------------------------------------------------------------

  Period Ended
  November 30, 1994

  Allowance for   DM    12,451         5,245          4,213          13,483
    doubtful
    Accounts
                      -------------------------------------------------------
                  DM    12,451         5,245          4,213          13,483
                      =======================================================

  Period Ended
  November 30, 1995

  Allowance for   DM    13,483         5,365          4,574          14,274
    doubtful
    Accounts
                      -------------------------------------------------------
                  DM    13,483         5,365          4,574          14,274
                      =======================================================

  Period Ended
  November 30, 1996

  Allowance for   DM    14,274         5,439          3,514          16,199
    doubtful
    Accounts
                      -------------------------------------------------------
                  DM    14,274         5,439          3,514          16,199
                      =======================================================


(a) Provision for doubtful accounts
     (charged to expenses)

(b)  Items determined to be uncollectible,
      less recovery of amounts previously written off.

                                    EXHIBIT INDEX

The following documents are filed as exhibits to this Report.



                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ---------

 (3)A.        Restated Certificate of Incorporation.       Filed herewith electronically.

    B.        By-Laws, as amended through December         Incorporated by reference to
              16, 1996.                                    Exhibit (3) of the Company's
                                                           Current Report on Form 8-K
                                                           dated December 16, 1996.

 (4)A.        Common Stock.                                See Exhibits (3)A and (3)B.

    B.        Form of Common Stock Certificate.            Incorporated by reference to
                                                           Exhibit (4) of the Company's
                                                           Form 10-K Annual Report for
                                                           the year ended December 31,
                                                           1995.

    C.        Rights Agreement dated as of February 24,    Incorporated by reference to
              1996.                                        Exhibit (4) of the Company's
                                                           Current Report on Form 8-K
                                                           dated February 24, 1996.

    D.        Note Agreement dated as of October 1, 1991   Incorporated by reference to
              relating to $100,000,000 9.68% Senior        Exhibit (4)F of the Company's
              Notes Due October 1, 2001 between the        Form 10-K Annual Report for
              Company and the insurance companies          the year ended December 31,
              named therein.                               1991.

    E.        Multicurrency Credit Agreement dated as of   Incorporated by reference to
              September 29, 1993, as Amended and           Exhibit (4) of the Company's
              Restated as of January 1, 1995 and as of     Form 10-Q for the quarter
              September 30, 1996, among the Company,       ended September 30, 1996.
              the financial institutions party thereto,
              Citibank, N.A., as Agent, Citibank
              International Plc, as Euro-Agent and
              Morgan Guaranty Trust Company of New
              York as Co-Agent.

    F.        Indenture dated as of November 1, 1996 as    Incorporated by reference to
              amended and supplemented, between the        Exhibit 4.1 of the Company's
              Company and the First National Bank of       Amendment No. 1 to Form S-
              Chicago as Trustee.                          3 filed November 15, 1996.




                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ---------

    G.        Form of Underwriting Agreement.              Incorporated by reference to
                                                           Exhibit 1 of the Company's
                                                           Amendment No. 1 to Form S-
                                                           3 filed November 15, 1996

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

 (9)          Amended and Restated Stockholder's           See Exhibit (10)S(iv) hereof.
              Agreement.

(10)A.        Ecolab Inc. 1977 Stock Incentive Plan, as    Incorporated by reference to
              amended through May  10, 1991.               Exhibit (10)A of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1990.

    B.        Ecolab Inc. 1993 Stock Incentive Plan.       Incorporated by reference to
                                                           Exhibit (10)B of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1992.

    C.        Ecolab Inc. 1997 Stock Incentive Plan.       Filed herewith electronically.

    D.        1988 Non-Employee Director Stock Option      Incorporated by reference to
              Plan as amended  through February 23,        Exhibit (10)D of the
              1991.                                        Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1990.

    E.        1995 Non-Employee Director Stock Option      Incorporated by reference to
              Plan.                                        Exhibit (10)D of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1994.

    F.        Ecolab Inc. 1997 Non-Employee Director       Filed herewith electronically.
              Deferred Compensation Plan.




                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ---------

    G.        Non-Employee Director Stock-For-Retainer     Incorporated by reference to
              Plan.                                        Exhibit (10)E of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1991.

    H.        Form of Director Indemnification             Incorporated by reference to
              Agreement dated August 11, 1989.             Exhibit (19)A of the
              Substantially identical agreements are in    Company's Form 10-Q for the
              effect as to each director of the Company.   quarter ended September 30,
                                                           1989.

    I.(i)     Deferred Compensation Plan for               Incorporated by reference to
              Non-Employee Directors (1984).               Exhibit (10)F(i) of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1990.

     (ii)     First Declaration of Amendment to Deferred   Incorporated by reference to
              Compensation Plan for Non-Employee           Exhibit (10)G(ii) of the
              Directors (1984) effective December 13,      Company's Form 10-K
              1991.                                        Annual Report for the year
                                                           ended December 31, 1991.

    J.        Ecolab Non-Employee Directors' Retirement    Incorporated by reference to
              Plan.                                        Exhibit (10)I of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1991.

    K.        Ecolab Executive Death Benefits Plan, as     Incorporated by reference to
              amended and restated effective March 1,      Exhibit (10)J of the
              1994.                                        Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.  See also
                                                           Exhibit (10)Q hereof.

    L.        Ecolab Executive Long-Term Disability        Incorporated by reference to
              Plan, as amended and restated effective      Exhibit (10)K of the
              January 1, 1994.                             Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.  See also
                                                           Exhibit (10)Q hereof.




                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ----------

    M.        Ecolab Executive Financial Counseling        Incorporated by reference to
              Plan.                                        Exhibit (10)K of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1992.

    N.(i)     Ecolab Supplemental Executive Retirement     Incorporated by reference to
              Plan, as amended and restated effective      Exhibit (10)M(i) of the
              July 1, 1994.                                Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.  See also
                                                           Exhibit (10)Q hereof.

    (ii)      First Declaration of Amendment to Ecolab     Incorporated by reference to
              Supplemental Executive Retirement Plan       Exhibit (10)M(ii) of the
              effective as of July 1, 1994.                Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.

    (iii)     Second Declaration of Amendment to           Incorporated by reference to
              Ecolab Supplemental Executive Retirement     Exhibit (10)M(iii) of the
              Plan effective as of July 1, 1994.           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1995

    O.(i)     Ecolab Mirror Savings Plan as amended and    Incorporated by reference to
              restated effective September 1, 1994.        Exhibit (10)N of the
                                                           Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.  See also
                                                           Exhibit (10)Q hereof.

    (ii)      First Declaration of Amendment to Ecolab     Incorporated by reference to
              Mirror Savings Plan effective as of January  Exhibit (10)N(ii) of the
              1, 1995.                                     Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1995.

    (iii)     Second Declaration of Amendment to           Filed herewith electronically.
              Ecolab Mirror Savings Plan effective
              January 1, 1997

    P.(i)     Ecolab Mirror Pension Plan effective July 1, Incorporated by reference to
              1994.                                        Exhibit (10)O(i) of the
                                                           Company's Annual Report on
                                                           Form 10-K for the year ended
                                                           December 31, 1994.  See also
                                                           Exhibit (10)Q hereof.




                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ---------

    (ii)      First Declaration of Amendment to Ecolab     Incorporated by reference to
              Mirror Pension Plan effective as of July 1,  Exhibit (10)O(ii) of the
              1994.                                        Company's Annual Report on
                                                           Form 10-K for the year ended
                                                           December 31, 1994.

    (iii)     Second Declaration of Amendment to           Incorporated by reference to
              Ecolab Mirror Pension Plan effective as      Exhibit (10)O(iii) of the
              of July 1, 1994.                             Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1995.

    Q.        The Ecolab Inc. Administrative Document      Incorporated by reference to
              for Non-Qualified Benefit Plans.             Exhibit (10)P of the
                                                           Company's 10-K Annual
                                                           Report for the year ended
                                                           December 31, 1994.

    R.        Ecolab Management Performance Incentive      Incorporated by reference to
              Plan.                                        Exhibit (10)N of the
                                                           Company's Form 10-K
                                                           Annual Report for the year
                                                           ended December 31, 1993.

    S.(i)     Amended and Restated Umbrella Agreement      Incorporated by reference to
              between Henkel KGaA and Ecolab Inc.          Exhibit 13 of HC
              dated June 26, 1991.                         Investments, Inc.'s and
                                                           Henkel KGaA's Amendment
                                                           No. 4 to Schedule 13D dated
                                                           July 16, 1991.

     (ii)     Amended and Restated Joint Venture           Incorporated by reference to
              Agreement between Henkel KGaA and            Exhibit 14 of HC
              Ecolab Inc. dated June 26, 1991.             Investments, Inc.'s and
                                                           Henkel KGaA's Amendment
                                                           No. 4 to Schedule 13D dated
                                                           July 16, 1991.

    (iii)     Amended and Restated ROW Purchase            Incorporated by reference to
              Agreement between Henkel KGaA and            Exhibit (7) of the Company's
              Ecolab Inc. dated June 26, 1991.             Current Report on Form 8-K
                                                           dated July 11, 1991.




                                                                     METHOD OF
EXHIBIT NO.   DOCUMENT                                                FILING
-----------   --------                                               ---------

     (iv)     Amended and Restated Stockholder's           Incorporated by reference to
              Agreement between Henkel KGaA and            Exhibit 15 of HC
              Ecolab Inc. dated June 26, 1991.             Investments, Inc.'s and
                                                           Henkel KGaA's Amendment
                                                           No. 4 to Schedule 13D dated
                                                           July 16, 1991.

     T.       Description of Ecolab Management             Filed herewith electronically.
              Incentive Plan.

  (11)        Computation of Primary and Fully Diluted     Filed herewith electronically.
              Earnings Per Share.

  (13)        Those portions of the Company's Annual       Filed herewith electronically.
              Report to Stockholders for the year ended
              December 31, 1996 which are incorporated
              by reference into Parts I, II and IV hereof.

  (21)        List of Subsidiaries as of March 18, 1997.   Filed herewith electronically.

  (23)A.      Consent of Coopers & Lybrand L.L.P. to       Filed at page 25 hereof.
              Incorporation by Reference.

      B.      Consent of KPMG Deutsche Treuhand-           Filed herewith electronically.
              Gesellschaft Aktiengesellschaft.

  (24)        Powers of Attorney.                          Filed herewith electronically.

  (27)        Financial Data Schedule.                     Filed herewith electronically.

  COVER       Cover Letter.                                Filed herewith electronically.


                                         - 55 -
