Form 10-Q
period 1997-03-31
ECOLAB INC
filed 1997-05-09
CIK 31462

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1997

                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                              ----------------  --------------
Commission File No. 1-9328

                              ECOLAB INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

        Delaware                                  41-0231510
----------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification No.)


Ecolab Center, 370 N. Wabasha Street, St. Paul, Minnesota  55102
----------------------------------------------------------------
      (Address of principal executive offices)(Zip Code)


                            612-293-2233
                            ------------
         (Registrant's telephone number, including area code)

                             (Not Applicable)
----------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X        No
   -------       -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1997.

64,878,010 shares of common stock, par value $1.00 per share.

                            PART I - FINANCIAL INFORMATION

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME


                                 First Quarter Ended   Year Ended
                                     March 31         December 31
(thousands, except per share)     1997        1996         1996
                               --------     --------   ----------
                                     (unaudited)

Net Sales                      $373,760     $333,720   $1,490,009

Cost of Sales                   165,726      152,589      674,953

Selling, General
  and Administrative Expenses   164,604      147,333      629,739
                               --------     --------   ----------

Operating Income                 43,430       33,798      185,317


Interest Expense, Net             2,998        3,440       14,372
                               --------     --------   ----------

Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                  40,432       30,358      170,945

Provision for Income Taxes       16,577       12,171       70,771

Equity in Earnings of
  Henkel-Ecolab Joint Venture     2,349        1,458       13,011
                               --------     --------   ----------


Net Income                     $ 26,204     $ 19,645   $  113,185
                               --------     --------   ----------
                               --------     --------   ----------


Net Income Per Share

  Net Income Per Common Share  $   0.40     $   0.30   $     1.75
  Fully Diluted                $   0.39     $   0.30   $     1.69

Dividends Per Common Share     $   0.16     $   0.14   $     0.58

Average Common Shares
  Outstanding                    64,774       64,590       64,496


See notes to consolidated financial statements.

                                     ECOLAB INC.
                              CONSOLIDATED BALANCE SHEET


                             March 31      March 31   December 31
(thousands)                    1997          1996         1996
                             --------      --------   -----------
                                  (unaudited)


ASSETS

Cash and cash equivalents    $   63,510    $   18,034  $   69,275

Accounts receivable, net        205,426       194,407     205,026

Inventories                     131,110       123,058     122,248

Deferred income taxes            29,107        23,010      29,344

Other current assets              8,669        28,902       9,614
                             ----------    ----------   ---------


Current Assets                  437,822       387,411     435,507


Property, Plant and
  Equipment, Net                335,221       302,351     332,314


Investment in Henkel-Ecolab
  Joint Venture                 248,983       298,776     285,237


Other Assets                    157,745       138,357     155,351
                             ----------    ----------   ---------


Total Assets                 $1,179,771    $1,126,895  $1,208,409
                             -----------   ----------   ---------
                             -----------   ----------   ---------




See notes to consolidated financial statements.










                                     (Continued)

                                     ECOLAB INC.
                        CONSOLIDATED BALANCE SHEET, Continued


                               March 31     March 31  December 31
(thousands, except per share)    1997        1996         1996
                             -----------   ---------  -----------
                                   (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt               $   30,232  $   55,043  $   27,609

Accounts payable                  97,877      84,835     103,803

Compensation and benefits         53,864      46,528      71,533

Income taxes                      28,868      20,201      26,977

Other current liabilities        108,332      92,893      97,849
                              ----------   ---------  ----------

Current Liabilities              319,173     299,500     327,771

Long-Term Debt                   148,403     163,842     148,683

Postretirement Health Care
  and Pension Benefits            79,192      74,102      73,577

Other Liabilities                121,448     134,326     138,415

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  March 31,
  1997 - 64,809; March 31, 1996 -
  64,420; December 31, 1996 -
  64,800)                        511,555     455,125     519,963
                              ----------   ---------  ----------
Total Liabilities and
  Shareholders' Equity        $1,179,771  $1,126,895  $1,208,409
                              ----------   ---------  ----------
                              ----------   ---------  ----------





See notes to consolidated financial statements.

                                     ECOLAB INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                             First Quarter Ended    Year Ended
                                  March 31          December 31
(thousands)                    1997        1996         1996
                            ----------   ---------  -----------
                                 (unaudited)

OPERATING ACTIVITIES
Net income                   $ 26,204    $19,645     $113,185

Adjustments to reconcile net
  income to cash provided by
  operating activities:
  Depreciation                 20,846     18,527       75,185
  Amortization                  3,817      3,080       14,338
  Deferred income taxes            31       (126)      (6,878)
  Equity in earnings of
  joint venture                (2,349)    (1,458)     (13,011)
  Joint venture royalties
    and dividends              13,787      1,244       15,769
  Other, net                      279         25        1,023
  Changes in operating assets
    and liabilities:
    Accounts receivable           247     10,059        2,809
    Inventories                (7,587)   (11,694)      (6,852)
    Other assets               (4,645)    (5,168)      (5,255)
    Accounts payable           (6,058)      (107)      16,397
    Other liabilities         (17,867)       671       47,559
                              -------   --------     --------

Cash provided by operating
  activities                  $26,705    $34,698     $254,269
                              -------   --------     --------
                              -------   --------     --------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.









                                     (Continued)

                            ECOLAB INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS, Continued


                             First Quarter Ended    Year Ended
                                   March 31         December 31
(thousands)                    1997        1996         1996
                              -------   ---------   -----------
                                 (unaudited)

INVESTING ACTIVITIES
Capital expenditures         $(25,145)   $(25,563)   $(111,518)
Property disposals                595         576        3,284
Businesses acquired            (6,068)    (39,930)     (54,911)
Other, net                       (230)       (144)      (1,449)
                             --------    --------    ---------

Cash used for investing
activities                    (30,848)    (65,061)    (164,594)
                             --------    --------    ---------


FINANCING ACTIVITIES
Notes payable                   3,152     (16,164)     (42,045)
Long-term debt borrowings                  75,000       75,000
Long-term debt repayments        (235)    (19,459)     (35,690)
Reacquired shares              (8,753)    (11,143)     (22,790)
Dividends on common stock     (10,366)     (9,057)     (36,096)
Other, net                     15,008       4,417       17,088
                             --------    --------    ---------
Cash provided by (used for)
  financing activities         (1,194)     23,594      (44,533)
                             --------    --------    ---------

Effect of exchange rate
  changes on cash                (428)         85         (585)
                             --------    --------    ---------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         (5,765)     (6,684)      44,557

Cash and Cash Equivalents,
  at beginning of period       69,275      24,718       24,718
                             --------    --------    ---------

Cash and Cash Equivalents,
  at end of period           $ 63,510    $ 18,034    $  69,275
                             --------    --------    ---------
                             --------    --------    ---------




Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                     ECOLAB INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the first quarter ended March 31, 1997 and 1996, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.


BALANCE SHEET INFORMATION
                             March 31      March 31  December 31
(thousands)                    1997          1996       1996
                            ---------     ---------  -----------
                                   (unaudited)
Accounts Receivable, Net
  Accounts receivable        $ 215,247     $ 202,710   $ 214,369
  Allowance for doubtful
  accounts                      (9,821)       (8,303)     (9,343)
                             ---------     ---------   ---------
    Total                    $ 205,426     $ 194,407   $ 205,026
                             ---------     ---------   ---------
                             ---------     ---------   ---------

Inventories
  Finished goods             $  57,102     $  60,955   $  52,232
  Raw materials and parts       77,294        66,073      73,060
  Excess of fifo cost over
  lifo cost                     (3,286)       (3,970)     (3,044)
                             ---------     ---------   ---------
    Total                    $ 131,110     $ 123,058   $ 122,248
                             ---------     ---------   ---------
                             ---------     ---------   ---------

Property, Plant and
Equipment, Net
  Land                       $   8,183     $   6,915   $   7,969
  Buildings and leaseholds     132,301       118,860     129,781
  Machinery and equipment      212,572       196,988     208,704
  Merchandising equipment      340,797       298,973     330,277
  Construction in progress       8,501        12,659      11,745
                             ---------     ---------   ---------
                               702,354       634,395     688,476
  Accumulated depreciation
    and amortization          (367,133)     (332,044)   (356,162)
                             ---------     ---------   ---------
      Total                  $ 335,221     $ 302,351   $ 332,314
                             ---------     ---------   ---------
                             ---------     ---------   ---------

                               ECOLAB INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



BALANCE SHEET INFORMATION (CONTINUED)

                             March 31    March 31    December 31
(thousands)                    1997         1996         1996
                             --------    --------    -----------
                                   (unaudited)

Other Assets
  Intangible assets, net    $  99,965    $ 76,849     $  96,865
  Investments in securities     5,000       5,000         5,000
  Deferred income taxes        26,305      27,548        26,582
  Other                        26 475      28,960        26,904
                            ---------    --------     ---------
    Total                   $ 157,745    $138,357     $ 155,351
                            ---------    --------     ---------
                            ---------    --------     ---------

Short-Term Debt
  Notes payable             $  14,979    $ 38,552     $  12,333
  Long-term debt, current
    maturities                 15,253      16,491        15,276
                            ---------    --------     ---------
    Total                   $  30,232    $ 55,043     $  27,609
                            ---------    --------     ---------
                            ---------    --------     ---------

Shareholders' Equity
  Common stock              $  70,992    $ 70,148     $  70,751
  Additional paid-in capital  190,548     172,713       187,111
  Retained earnings           420,333     336,498       404,362
  Deferred compensation        (6,768)     (6,109)       (7,390)
  Cumulative translation      (13,137)     13,601         6,787
  Treasury stock             (150,413)   (131,726)     (141,658)
                            ---------    --------     ---------
    Total                   $ 511,555    $455,125     $ 519,963
                            ---------    --------     ---------
                            ---------    --------     ---------


Interest expense related to all debt was $4,141,000 and $4,645,000 for the first quarter ended March 31, 1997 and 1996, respectively, and $19,084,000 for the year ended December 31, 1996.

Other noncurrent liabilities included income taxes payable of $82 million at March 31, 1997, $100 million at December 31, 1996, and
$96 million at March 31,1996.

                              ECOLAB INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




BUSINESSES ACQUIRED

In February 1997, the Company acquired three small Food and Beverage businesses in the Central Africa region. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. Net sales and operating income of these businesses for the first quarter ended March 31, 1997 were not significant.



NET INCOME PER SHARE

Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding.

Fully diluted per share amounts are computed as above and assume exercise of dilutive stock options.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the fourth quarter of 1997; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

                             ECOLAB INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




GEOGRAPHIC SEGMENTS

The Company is the leading global developer and marketer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels and restaurants; foodservice, healthcare and educational facilities; quickservice (fast-food) units; commercial laundries; light industry; dairy plants and farms; and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American, African and Kay's international operations. In addition, the Company and Henkel KGaA of Dusseldorf, Germany, each own 50% of Henkel-Ecolab, a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements.



                        First Quarter         Year Ended
                       Ended March 31         December 31
(thousands)            1997        1996          1996
                     ---------   ---------    -----------
                         (unaudited)

Net Sales
  United States      $290,703    $255,695     $1,148,778
  International        83,057      78,025        341,231
                     ---------   --------    -----------
    Total            $373,760    $333,720     $1,490,009
                     --------    --------     ----------
                     --------    --------     ----------

Operating Income
  United States      $ 38,441    $ 30,154     $  164,886
  International         5,870       4,378         23,871
  Corporate              (881)       (734)        (3,440)
                     --------    --------     ----------
    Total            $ 43,430    $ 33,798     $  185,317
                     --------    --------     ----------
                     --------    --------     ----------

                             ECOLAB INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

The Company's equity in earnings of the Henkel-Ecolab joint venture for the first quarter ended March 31, 1997 and 1996 and for the year ended December 31, 1996 was:

                                  First Quarter      Year Ended
                                  Ended March 31     December 31
(thousands)                      1997       1996        1996
                               --------   --------   -----------
                                  (unaudited)

Joint venture

  Net sales                    $209,597   $216,847     $905,402

  Gross profit                  115,058    118,850      497,909

  Income before
    income taxes                 11,973     10,558       65,091

  Net income                   $  6,670   $  5,183     $ 34,808

Ecolab equity in earnings

  Ecolab equity in
    net income                 $  3,335   $  2,592     $ 17,404


  Ecolab royalty
    income from joint
    venture, net of
    income taxes                  1,135      1,193        4,730

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                      (2,121)    (2,327)      (9,123)
                               --------   --------     --------

  Equity in earnings of
    Henkel-Ecolab
    joint venture              $  2,349   $  1,458     $ 13,011
                               --------   --------     --------
                               --------   --------     --------


At March 31, 1997, the Company's investment in the Henkel-Ecolab joint venture included approximately $156 million of unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Ecolab Inc.



     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, and the related consolidated statements of income and cash flows for the year then ended, is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.





                                    /s/ Coopers & Lybrand L.L.P.
                                    COOPERS & LYBRAND L.L.P.


Saint Paul, Minnesota
April 21, 1997

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 1997

Net sales for the first quarter ended March 31, 1997 were $374 million, an increase of 12 percent over net sales of $334 million in the first quarter of last year. Both the Company's United States and International operations contributed to this sales improvement. Businesses acquired during 1996 accounted for approximately 40 percent of the growth in sales for the first quarter of 1997. New product introductions, generally good business conditions in the hospitality and lodging industries and comparison against a soft weather-affected first quarter of last year also added to the sales improvements.

The gross profit margin for the first quarter of 1997 was 55.7 percent of net sales and increased significantly compared to the gross profit margin of 54.3 percent of net sales in the first quarter of last year. The improvement in the gross profit margin reflected higher sales levels of the higher margin products of the Company's core operations, a more stable raw material cost environment and good sales volume growth, particularly the growth in sales of new products. Selling price increases continued to be limited due to market pressures.

Selling, general and administrative expenses totaled $165 million, or 44.0 percent of net sales for the first quarter ended March 31, 1997, an increase of 12 percent over selling, general and administrative expenses of $147 million, or 44.1 percent of net sales in the first quarter of last year. As a percentage of net sales, these expenses reflected strong sales growth during the first quarter of 1997 and continued tight control of costs partially offset by investments in the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.


Net income for the first quarter of 1997 totaled $26 million, and increased 33 percent over net income of $20 million in the comparable period of last year. On a per share basis, net income per common share was $0.40 and also increased 33 percent over last year's first quarter net income per common share of $0.30. These earnings improvements reflected the benefits of higher sales, particularly in the Company's core operations, continued tight cost controls, higher equity in earnings of the Henkel-Ecolab joint venture and comparison against a soft weather-affected first quarter of last year.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Net sales for the Company's United States operations were $291 million for the first quarter of 1997, an increase of 14 percent over first quarter 1996 sales of $256 million. United States sales benefited from business acquisitions, new product introductions and continued good business trends in the hospitality and lodging industries. Business acquisitions accounted for approximately 40 percent of the growth in United States sales. Selling price increases continued to be limited due to tight pricing conditions in several of the markets in which the Company does business. First quarter 1997 sales growth also benefited from comparison against weak core operation sales in the first quarter of last year due to the negative effects of severe winter weather on the customers of those businesses.
Sales of the U.S. Institutional division increased 9 percent over the first quarter of last year and reflected strong growth in all product lines. Pest Elimination reported sales growth of 9 percent for the first quarter of 1997, reflecting new contracts and continued high retention of key customers. Sales of Kay's U.S. operations increased 4 percent and reflected slower new contract growth and comparison against a strong first quarter of last year when new accounts helped Kay reach double-digit sales growth. Textile Care Division sales were flat compared with the first quarter of last year. Continued consolidations in the laundry industry, increased competitive activity and a difficult comparison against a period which benefited significantly from new product introductions negatively affected Textile Care's sales growth. Sales of the Company's Professional Products Division increased 50 percent for the first quarter reflecting the February 1996 acquisition of Huntington Laboratories. Excluding Huntington's sales, Professional Products reported sales growth of 6 percent, which included increased sales to corporate accounts and to the addition of new branded products to its commercial mass distribution line. Sales of the Company's recently-formed Water Care Services Division decreased 4 percent compared to the first quarter of last year. Water Care Services sales reflected the consolidation of business acquisitions made over the past three years, integration of disparate product lines and the refining of sales efforts. The Food and Beverage Division reported sales growth of 32 percent for the first quarter of 1997 reflecting the August 1996 acquisition of the operations of Monarch from H.B. Fuller. Excluding sales of the Monarch operations, Food and Beverage sales increased 10 percent and included good growth in sales to the beverage, food processing and dairy plant markets.

Operating income of the Company's United States operations was $38 million for the first quarter ended March 31, 1997, up 27 percent over operating income of $30 million in the comparable quarter of last year. The operating income margin for United States operations improved to 13.2 percent of net sales in the first quarter of 1997 from 11.8 percent in the first quarter of last year. Operating income reflected significant double-digit growth in the core Institutional and Food and Beverage operations, as well as double-digit growth in the Professional Products and Pest Elimination Divisions. Operating

                               ECOLAB INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


income of the Textile Care Division and Kay's U.S. operations decreased slightly compared with exceptionally strong operating income performance in the first quarter of last year. Water Care Service's operating income decreased reflecting the Company's repositioning of the business. The overall improvement in United States operating income reflected increased sales, particularly in the core operations, the benefits of stable raw material costs, and tight cost controls.

Sales of the Company's International operations totaled $83 million for 1997's first quarter and increased 6 percent over sales of $78 million reported for the first quarter of last year. Approximately 30 percent of International's sales growth was due to business acquisitions. Changes in currency translation had a negative impact on reported sales of International operations, particularly in the Asia Pacific region. Excluding the effects of currency translation, International's sales growth was 10 percent. The Asia Pacific region reported sales growth of 4 percent for the first quarter of 1997. However, when measured in local currencies, Asia Pacific had sales growth of 8 percent, with double-digit growth in New Zealand and near double-digit growth in Japan. Sales in the Latin American region increased 14 percent on both a reported and local currency basis. Latin American sales included double-digit sales growth in Brazil and Mexico despite a slowdown in the hospitality and beverage markets. Canadian sales increased 15 percent as reported in U.S. dollars and 14 percent in local currency. Approximately 60 percent of Canada's sales growth was due to the 1996 Huntington and Monarch acquisitions. First quarter 1997 International sales also included double-digit growth in sales of Kay's international operations and weak sales in Africa.

For the first quarter of 1997, International operations reported operating income of $6 million, an increase of 34 percent over operating income of $4 million in the first quarter of last year. Operating income margins increased to 7.1 percent of net sales in the first quarter of 1997, from 5.6 percent of net sales in the comparable period of last year. International operating income growth included double-digit growth in Asia Pacific and Canada. Operating income in the Latin American region decreased from last year's first quarter reflecting investments in the sales-and-service force, comparison against strong operating income levels of a year ago and a softening business environment.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $2.3 million for the first quarter ended March 31, 1997, an increase of 61 percent over $1.5 million of equity in earnings in the first quarter of last year. Earnings growth of the joint venture reflected product mix improvements, cost controls and savings, reduced project spending and a lower overall effective income tax rate. Joint venture sales, although not consolidated in Ecolab's financial statements, increased 7 percent when measured in Deutsche marks. When measured in U.S. dollars, joint venture sales were negatively affected by the strengthening U.S. dollar and decreased 3 percent to $210 million.

                              ECOLAB INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Corporate operating expense was $1 million for the first quarter of 1997 and represented overhead costs directly related to the joint venture.

Net interest expense totaled $3 million for the first quarter of 1997 and decreased 13 percent compared with the first quarter of last year due to lower debt levels.

For the first quarter of 1997, the provision for income taxes reflected an estimated effective rate of 41.0 percent, compared to last year's first quarter estimated effective rate of 40.1 percent. The increase in the effective income tax rate was principally due to the effects of business acquisitions made during 1996.

FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.2 billion as of March 31, 1997, a decrease of 2 percent from total assets as of year-end 1996. This decrease reflects a lower investment in the Henkel-Ecolab joint venture due to the effects of changes in currency translation and dividends which were received from the joint venture.

Total debt was $179 million at March 31, 1997, virtually unchanged from $176 million of total debt as of December 31, 1996. The ratio of total debt to capitalization was 26 percent at March 31, 1997, compared with the ratio of 25 percent at year-end 1996. The modest increase in this ratio reflected a lower level of shareholders' equity due to the effects of currency translation, dividends on common stock and the repurchase of stock under the Company's repurchase programs. During the first quarter of 1997, approximately 230,000 shares were purchased under the Company's repurchase programs. The Company intends to continue making purchases from time to time in open market and privately-negotiated transactions.

Cash provided by operating activities totaled $27 million for the first quarter of 1997, a decrease from $35 million of cash which was provided by operating activities in the first quarter of last year. This decrease reflected the reversal of favorable timing of payments which affected the fourth quarter of 1996 and an income tax deposit made in 1997 against outstanding federal income tax issues that had been accrued for in other noncurrent liabilities.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, a new standard for computing and presenting earnings per share. The Company is required to adopt the new standard in the fourth quarter of 1997; earlier adoption is not permitted. The Company expects that earnings per share computed under the new standard will approximate earnings per share currently reported.

                            PART II.  OTHER INFORMATION




Item 1.    LEGAL PROCEEDINGS

           Further developments with respect to two matters reported in the Company's Form 10-K for the fiscal year ended December 31, 1996, are described below. The first matter was reported in the Form 10-K in the Narrative Description of Business of Item 1(c) under the heading, "Environmental Considerations," and the second was reported in the Legal Proceedings of Item 3.

           In April, the Illinois Environmental Protection
           Agency ("Agency") denied the Company's request that the Agency withdraw its identification of the Company as a potentially responsible party in connection with groundwater contamination near the Company's South Beloit, Illinois manufacturing facility. The Agency further indicated it plans to propose the site for the National Priorities List, which would make the site eligible for remedial action under the federal Superfund program.

           The legal action commenced by ten distributors of the Company's Airkem janitorial products was reduced in scope by summary judgment rendered by the Court in April in favor of the Company. Two claims remain pending, with the plaintiffs continuing to assert essentially the same range of damages as originally claimed. Trial is scheduled to commence May 19, 1997.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) The following documents are filed as exhibits to this report:

                (15) Letter regarding unaudited interim financial
                     information.

                (27) Financial Data Schedule.

           (b)  Reports on Form 8-K:

                No current Reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ECOLAB INC.



Date: May 9, 1997                  By:/s/ Michael E. Shannon
     ----------------------       ----------------------------

                                   Michael E. Shannon
                                    Chairman of the Board, Chief
                                    Financial and Administrative
                                    Officer (duly authorized
                                    officer and Principal
                                    Financial Officer)

                                    EXHIBIT INDEX




Exhibit No.              Document              Method of Filing
-----------              --------              ----------------


    (15)      Letter regarding unaudited     Filed herewith
              interim financial              electronically
              information




    (27)      Financial Data Schedule        Filed herewith
                                             electronically