Form 10-Q
period 1997-06-30
ECOLAB INC
filed 1997-08-07
CIK 31462

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997.

64,773,630 shares of common stock, par value $1.00 per share.

                         PART I -- FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                  Second Quarter Ended
                                                        June 30
(thousands, except per share)                      1997         1996
                                                 --------     --------
                                                       (unaudited)

Net Sales                                        $411,810     $373,196

Cost of Sales                                     183,322      170,856

Selling, General
  and Administrative Expenses                     175,685      156,991
                                                 --------     --------
Operating Income                                   52,803       45,349

Interest Expense, Net                               3,054        4,584
                                                 --------     --------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                    49,749       40,765

Provision for Income Taxes                         20,397       16,346

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                     3,542        3,179
                                                 --------     --------
Net Income                                       $ 32,894     $ 27,598
                                                 --------     --------
                                                 --------     --------
Net Income Per Share
  Net Income Per Common Share                    $   0.51     $   0.43
  Fully Diluted                                  $   0.49     $   0.42

Dividends Per Common Share                       $   0.16     $   0.14

Average Common Shares Outstanding                  64,889       64,307


See notes to consolidated financial statements.

                                  ECOLAB INC.
                       CONSOLIDATED STATEMENT OF INCOME


                                       Six Months Ended     Year Ended
                                            June 30         December 31
(thousands, except per share)         1997         1996         1996
                                    --------     --------   -----------
                                          (unaudited)

Net Sales                           $785,570     $706,916   $1,490,009

Cost of Sales                        349,048      323,445      674,953

Selling, General
  and Administrative Expenses        340,289      304,324      629,739
                                    --------     --------   -----------
Operating Income                      96,233       79,147      185,317

Interest Expense, Net                  6,052        8,024       14,372
                                    --------     --------   -----------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                       90,181       71,123      170,945

Provision for Income Taxes            36,974       28,517       70,771

Equity in Earnings of
  Henkel-Ecolab Joint Venture          5,891        4,637       13,011
                                    --------     --------   -----------

Net Income                          $ 59,098     $ 47,243   $  113,185
                                    --------     --------   -----------
                                    --------     --------   -----------

Net Income Per Share
  Net Income Per Common Share       $   0.91     $   0.73   $     1.75
  Fully Diluted                     $   0.88     $   0.72   $     1.69

Dividends Per Common Share          $   0.32     $   0.28   $     0.58

Average Common Shares Outstanding     64,832       64,449       64,496


See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET


                                       June 30      June 30    December 31
(thousands)                             1997         1996         1996
                                     ----------   ----------   -----------
                                          (unaudited)
ASSETS

Cash and cash equivalents            $   70,550   $   31,678   $   69,275

Accounts receivable, net                217,550      201,247      205,026

Inventories                             130,211      120,311      122,248

Deferred income taxes                    29,227       21,901       29,344

Other current assets                      8,145       25,670        9,614
                                     ----------   ----------   ----------
Current Assets                          455,683      400,807      435,507

Property, Plant and
  Equipment, Net                        342,984      309,809      332,314


Investment in Henkel-Ecolab
  Joint Venture                         248,297      284,404      285,237


Other Assets                            161,410      139,276      155,351
                                     ----------   ----------   ----------

Total Assets                         $1,208,374   $1,134,296   $1,208,409
                                     ----------   ----------   ----------
                                     ----------   ----------   ----------


See notes to consolidated financial statements.


                                   (Continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET, (Continued)


                                          June 30       June 30      December 31
(thousands, except per share)               1997          1996          1996
                                         ----------    ----------    -----------
                                                (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                          $   29,638    $   56,601    $   27,609

Accounts payable                            100,623        80,565       103,803

Compensation and benefits                    62,322        54,286        71,533

Income taxes                                 15,036         9,255        26,977

Other current liabilities                   115,714        94,855        97,849
                                         ----------    ----------    ----------
Current Liabilities                         323,333       295,562       327,771

Long-Term Debt                              149,196       163,875       148,683

Postretirement Health Care
  and Pension Benefits                       82,591        76,519        73,577

Other Liabilities                           121,290       133,874       138,415


Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  June 30,
  1997 - 64,892; June 30, 1996
  - 64,326; December 31, 1996
  - 64,800)                                 531,964       464,466       519,963
                                         ----------    ----------    ----------

Total Liabilities and
  Shareholders' Equity                   $1,208,374    $1,134,296    $1,208,409
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------


See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                 Six Months Ended    Year Ended
                                                     June 30        December 31
(thousands)                                      1997       1996       1996
                                              ---------   --------  -----------
                                                 (unaudited)

OPERATING ACTIVITIES
Net income                                    $ 59,098    $47,243    $113,185

Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation                                  42,674     37,068      75,185
  Amortization                                   7,431      6,568      14,338
  Deferred income taxes                           (430)      (557)     (6,878)
  Equity in earnings of joint venture           (5,891)    (4,637)    (13,011)
  Joint venture royalties and dividends         15,546      7,636      15,769
  Other, net                                       628        229       1,023
  Changes in operating assets and
   liabilities:
    Accounts receivable                        (10,009)     4,872       2,809
    Inventories                                 (6,306)    (9,245)     (6,852)
    Other assets                                (5,645)    (7,413)     (5,255)
    Accounts payable                            (3,608)    (3,889)     16,397
    Other liabilities                          (13,030)     1,943      47,559
                                              ---------   --------   --------
Cash provided by operating activities         $ 80,458    $79,818    $254,269
                                              ---------   --------   --------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.


                                    (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS, (Continued)


                                          Six Months Ended      Year Ended
                                               June 30          December 31
(thousands)                               1997        1996        1996
                                        ---------   ---------   -----------
                                             (unaudited)

INVESTING ACTIVITIES
Capital expenditures                    $(54,435)   $(52,540)   $(111,518)
Property disposals                         1,197       1,548        3,284
Businesses acquired                      (12,974)    (39,930)     (54,911)
Other, net                                  (235)        367       (1,449)
                                        ---------   ---------   ----------
Cash used for investing activities       (66,447)    (90,555)    (164,594)
                                        ---------   ---------   ----------

FINANCING ACTIVITIES
Notes payable                              2,395     (13,954)     (42,045)
Long-term debt borrowings                  1,000      75,000       75,000
Long-term debt repayments                   (470)    (19,418)     (35,690)
Reacquired shares                        (14,145)    (16,364)     (22,790)
Dividends on common stock                (20,727)    (18,084)     (36,096)
Other, net                                19,051      10,778       17,088
                                        ---------   ---------   ----------
Cash provided by (used for)
  financing activities                   (12,896)     17,958      (44,533)
                                        ---------   ---------   ----------
Effect of exchange rate
  changes on cash                            160        (261)        (585)
                                        ---------   ---------   ----------
INCREASE IN CASH AND
  CASH EQUIVALENTS                         1,275       6,960       44,557

Cash and Cash Equivalents,
  at beginning of period                  69,275      24,718       24,718
                                        ---------   ---------   ----------
Cash and Cash Equivalents,
  at end of period                      $ 70,550    $ 31,678    $  69,275
                                        ---------   ---------   ----------
                                        ---------   ---------   ----------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the second quarter and the six months ended June 30, 1997 and 1996, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION
                                         June 30        June 30     December 31
(thousands)                                1997           1996         1996
                                         ----------    ----------   -----------
                                               (unaudited)
Accounts Receivable, Net
 Accounts receivable                     $ 227,460     $ 209,543    $ 214,369
 Allowance for doubtful accounts            (9,910)       (8,296)      (9,343)
                                         ----------    ----------   ----------
   Total                                 $ 217,550     $ 201,247    $ 205,026
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------

Inventories
 Finished goods                          $  53,782     $  57,691    $  52,232
 Raw materials and parts                    79,794        66,590       73,060
 Excess of fifo cost over lifo cost         (3,365)       (3,970)      (3,044)
                                         ----------    ----------   ----------
   Total                                 $ 130,211     $ 120,311    $ 122,248
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------

Property, Plant and Equipment, Net
  Land                                   $   8,257     $   6,856    $   7,969
  Buildings and leaseholds                 133,499       120,009      129,781
  Machinery and equipment                  217,508       203,168      208,704
  Merchandising equipment                  351,801       310,554      330,277
  Construction in progress                   9,818        10,893       11,745
                                         ----------    ----------   ----------
                                           720,883       651,480      688,476
  Accumulated depreciation
    and amortization                      (377,899)     (341,671)    (356,162)
                                         ----------    ----------   ----------
      Total                              $ 342,984     $ 309,809    $ 332,314
                                         ----------    ----------   ----------
                                         ----------    ----------   ----------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Balance Sheet Information (Continued)

                                     June 30      June 30     December 31
(thousands)                            1997        1996          1996
                                    ----------   ---------    -----------
                                         (unaudited)

Other Assets
  Intangible assets, net            $ 102,965    $ 77,961     $  96,865
  Investments in securities             5,000       5,000         5,000
  Deferred income taxes                26,591      27,671        26,582
  Other                                26,854      28,644        26,904
                                    ----------   ---------    ----------
    Total                           $ 161,410    $139,276     $ 155,351
                                    ----------   ---------    ----------
                                    ----------   ---------    ----------
Short-Term Debt
  Notes payable                     $  14,363    $ 40,149     $  12,333
  Long-term debt, current
    maturities                         15,275      16,452        15,276
                                    ----------   ---------    ----------
    Total                           $  29,638    $ 56,601     $  27,609
                                    ----------   ---------    ----------
                                    ----------   ---------    ----------

Shareholders' Equity
  Common stock                      $  71,199    $ 70,212     $  70,751
  Additional paid-in capital          193,984     173,583       187,111
  Retained earnings                   443,016     355,445       404,362
  Deferred compensation                (6,027)     (5,539)       (7,390)
  Cumulative translation              (14,406)      7,491         6,787
  Treasury stock                     (155,802)   (136,726)     (141,658)
                                    ----------   ---------    ----------
    Total                           $ 531,964    $464,466     $ 519,963
                                    ----------   ---------    ----------
                                    ----------   ---------    ----------


Interest expense related to all debt was $8,500,000 and $10,129,000 for the six months ended June 30, 1997 and 1996, respectively, and $19,084,000 for the year ended December 31, 1996.

Other noncurrent liabilities included income taxes payable of $82 million at June 30, 1997, $100 million at December 31, 1996, and $96 million at June 30, 1996.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


BUSINESS ACQUISITIONS

In February 1997, the Company acquired three small Institutional and Food and Beverage businesses in the Central Africa region. Also, in March 1997, the Company acquired the Institutional, Food and Beverage and Commercial Laundry cleaning and sanitizing businesses of the Savolite Group, which is based in Vancouver, British Columbia, Canada. The acquired Savolite businesses complement the Company's operations, primarily in Canada, with limited operations also in the U.S. Pacific Northwest. Sales of the acquired Savolite businesses were approximately $8 million in 1996.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. Net sales and operating income of these businesses for the second quarter and six months ended June 30, 1997 were not significant.

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

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


GEOGRAPHIC SEGMENTS

The Company is a global developer and marketer of premium cleaning, sanitizing and maintenance products and services for the hospitality, institutional and industrial markets. Customers include hotels and restaurants; foodservice, healthcare and educational facilities; quickservice (fast-food) units; commercial laundries; light industry; dairy plants and farms; and food and beverage processors around the world. International consists of Canadian, Asia Pacific, Latin American, African and Kay's international operations. In addition, the Company and Henkel KGaA of Dusseldorf, Germany, each have a 50% economic interest in the Henkel-Ecolab joint venture, which operates institutional and industrial cleaning and sanitizing businesses in Europe. Information concerning the Company's equity in earnings of the Henkel-Ecolab joint venture is provided in a separate note to the consolidated financial statements.


                          Second Quarter         Six Months        Year Ended
                          Ended June 30         Ended June 30      December 31
(thousands)               1997      1996        1997      1996         1996
                       ---------  ---------  ---------  ---------  -----------
                            (unaudited)           (unaudited)

Net Sales
  United States        $319,633   $287,278   $610,336   $542,973   $1,148,778
  International          92,177     85,918    175,234    163,943      341,231
                       ---------  ---------  ---------  ---------  -----------
    Total              $411,810   $373,196   $785,570   $706,916   $1,490,009
                       ---------  ---------  ---------  ---------  -----------
                       ---------  ---------  ---------  ---------  -----------

Operating Income
  United States        $ 47,184   $ 39,919   $ 85,625   $ 70,073   $  164,886
  International           6,669      6,271     12,539     10,649       23,871
  Corporate              (1,050)      (841)    (1,931)    (1,575)      (3,440)
                       ---------  ---------  ---------  ---------  -----------
    Total              $ 52,803   $ 45,349   $ 96,233   $ 79,147   $  185,317
                       ---------  ---------  ---------  ---------  -----------
                       ---------  ---------  ---------  ---------  -----------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

The Company's equity in earnings of the Henkel-Ecolab joint venture for the second quarter and six months ended June 30, 1997 and 1996 and for the year ended December 31, 1996 was:


                          Second Quarter         Six Months        Year Ended
                           Ended June 30        Ended June 30      December 31
(thousands)               1997      1996        1997      1996       1996
                       ---------  ---------  ---------  ---------  -----------
                            (unaudited)          (unaudited)

Joint venture

  Net sales            $212,768   $232,935   $422,365   $449,782   $905,402

  Gross profit          119,720    127,156    234,778    246,006    497,909

  Income before
   income taxes          15,434     17,228     27,407     27,786     65,091

  Net income           $  8,924   $  8,460   $ 15,594   $ 13,643   $ 34,808


Ecolab equity in earnings

  Ecolab equity in
    net income         $  4,462   $  4,230   $  7,797   $  6,822   $ 17,404

  Ecolab royalty
    income from joint
    venture, net of
    income taxes          1,085      1,219      2,220      2,412      4,730

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture              (2,005)    (2,270)    (4,126)    (4,597)    (9,123)
                       ---------  ---------  ---------  ---------  -----------
  Equity in earnings of
    Henkel-Ecolab
    joint venture      $  3,542   $  3,179   $  5,891   $  4,637   $ 13,011
                       ---------  ---------  ---------  ---------  -----------
                       ---------  ---------  ---------  ---------  -----------


At June 30, 1997, the Company's investment in the Henkel-Ecolab joint venture included approximately $153 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
Ecolab Inc.


     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 1997 and 1996, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1997 and 1996, and the consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Saint Paul, Minnesota
July 22, 1997

                                   ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS -- SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1997

Net sales for the second quarter ended June 30, 1997 were $412 million, a 10 percent increase over net sales of $373 million in the second quarter of last year. For the first six months of 1997, net sales totaled $786 million and increased 11 percent over net sales of $707 million in the first half of 1996. Business acquisitions accounted for approximately 30 percent of the sales growth for the second quarter and 35 percent of the sales growth for the first six months of 1997. New product introductions, new customers, competitive gains and generally good business conditions in the hospitality and lodging industries also contributed significantly to the growth in sales.

The gross profit margin for the second quarter of 1997 was 55.5 percent of net sales and increased from the gross profit margin of 54.2 percent of net sales in the second quarter of last year. For the six-month period, the gross profit margin was 55.6 percent of net sales, an increase from 54.2 percent of net sales in the first six months of last year. These improvements in the gross profit margin reflected higher sales levels of the higher margin products within the Company's core operations, a more stable raw material cost environment and good sales volume growth, particularly the growth in sales of new products. Selling price increases continued to be limited due to market pressures.

Selling, general and administrative expenses were 42.7 percent of net sales in the second quarter, an increase compared to selling, general and administrative expenses of 42.1 percent of net sales in the second quarter of 1996. For the first six months of 1997, selling, general and administrative expenses were
43.3 percent of net sales, up slightly from selling, general and administrative expenses of 43.0 percent of net sales in the same period of last year. The increase in these expenses reflects the higher sales levels of the Company's core operations which have relatively higher selling expenses and investments in the sales-and-service force. These increases were partially offset by continued tight control of costs and strong sales growth during 1997. The Company expects to continue investing in its sales-and-service force during the second half of 1997, including investments in training and productivity.

For the second quarter of 1997, net income totaled $33 million, or $0.51 per common share, an increase of 19 percent over net income of $28 million or $0.43 per common share in the comparable

                                  ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


period of last year. For the six-month period, net income of $59 million or $0.91 per common share increased 25 percent over net income of $47 million or $0.73 per common share in the first six months of 1996. These earnings improvements reflected the benefits of higher sales, particularly in the Company's core operations, continued tight cost controls, lower net interest expense and higher equity in earnings of the Henkel-Ecolab Joint Venture. These benefits were partially offset by investments in the sales-and-service force and increased income taxes.

Net sales for the Company's United States operations totaled $320 million for the second quarter ended June 30, 1997, an increase of 11 percent over net sales of $287 million in the second quarter of last year. For the first six months of 1997, United States sales were $610 million, a 12 percent increase over net sales of $543 million in the comparable period of last year. United States sales reflected strong growth in the core Institutional and Food and Beverage operations and benefits from business acquisitions, new product introductions and continued good business trends in the hospitality and lodging industries. Business acquisitions accounted for approximately one-fourth of the growth in United States sales for the second quarter and one-third of the growth in sales for the first six months of 1997. Selling price increases continued to be limited due to tight pricing conditions in several of the markets in which the Company does business. Sales of the U.S. Institutional Division increased 11 percent for the second quarter and 10 percent for the first six months of 1997 and included strong growth in all product lines. The Pest Elimination Division reported sales growth of 9 percent for both the second quarter and six-month periods. Pest Elimination's growth was lower than its historical double-digit rate, reflecting lower than expected contract growth due to vacant sales force positions and some increase in competitive activity. Sales of Kay's U.S. operations increased 6 percent for the second quarter and 5 percent for the first half of 1997 and reflected sales to new customers which were partially offset by a slow-down in the quick-service market and comparison against a strong second quarter of last year when new accounts helped Kay record significant double-digit sales growth. Textile Care Division sales were down slightly, 2 percent for the second quarter and 1 percent for the first half of 1997. Continued consolidations in the laundry industry, increased competitive activity and a difficult comparison against periods which benefited significantly from new product introductions negatively affected Textile Care's sales growth. The Company expects Textile Care to experience difficult market conditions during the second half of 1997. Sales of the Professional Products Division grew 4 percent and 22 percent for the second quarter and the six month periods, respectively. Sales growth for the first

                                   ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


six months reflected the February 1996 acquisition of Huntington Laboratories. Excluding Huntington's sales, Professional Products sales growth was 5 percent for the six-month period. Professional Products sales included good growth in sales to corporate accounts, sales through distributors, and the addition of new branded products to its commercial mass distribution line, which were partially offset by poor sales to the school markets. Sales of the Company's recently formed Water Care Services Division increased 2 percent for the second quarter of 1997 and decreased 1 percent for the six-month period. Water Care Services sales reflected the consolidation of business acquisitions made over the past three years, integration of disparate product lines, elimination of low-margin business and the refining of sales efforts. The Food & Beverage Division reported sales growth of 32 percent for both the second quarter and six-month periods, reflecting the August 1996 acquisition of Monarch from H.B. Fuller. Excluding sales of the Monarch operations, Food & Beverage sales grew 11 percent for the second quarter and 10 percent for the first six months of 1997, with good growth in sales to each of its markets.

For the second quarter ended June 30, 1997, operating income of the Company's United States operations totaled $47 million, an increase of 18 percent over operating income of $40 million in the comparable quarter of last year. For the first half of 1997, United States operating income was $86 million, up 22 percent over operating income of $70 million in the first six months of last year. With the exception of the Textile Care Division, all of the United States businesses reported increased operating income for both the second quarter and six-month periods, with significant double-digit growth in the core Institutional and Food and Beverage operations. United States operating income margins improved from the comparable periods of last year. For the second quarter, the United States operating income margin was 14.8 percent of net sales, an increase from 13.9 percent of net sales in the second quarter of last year. For the six-month period, the United States operating income margin of
14.0 percent of net sales compared favorably to the first half of 1996 operating income margin of 12.9 percent of net sales. The improvements in operating income reflected increased sales, particularly in the core operations, the benefits of stable raw material costs and tight cost controls which were partially offset by investments in the sales-and-service organization.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Sales of the Company's International Operations were $92 million for the second quarter of 1997, an increase of 7 percent over sales of $86 million in the second quarter of last year. For the six-month period, sales totaled $175 million and increased 7 percent over sales of $164 million in the first six months of last year. Business acquisitions accounted for approximately 60 percent of second quarter sales growth and 45 percent of sales growth for the six-month period. Changes in currency translation had a negative impact on reported sales of International operations, particularly in the Asia Pacific region. Excluding the effects of currency translation, sales of International operations increased 12 percent for the second quarter and 11 percent for the first six months of 1997. The Asia Pacific region reported U.S. dollar sales growth of 4 percent for both the second quarter and six-month periods.
However, when measured in local currencies, Asia Pacific sales grew 12 percent for the second quarter and 10 percent for the first half of 1997 and included double-digit growth in Japan and in the Northeast and Southeast Asia Pacific regions. Latin America reported U.S. dollar sales growth of 5 percent for the second quarter and 9 percent for the six months ended June 30, 1997. The effects of changes in currency translation did not have a significant impact on Latin America's reported sales. Latin America results included significant double-digit growth in Mexico and mid-single digit second quarter growth in Brazil. Sales growth in Brazil was unfavorably affected by soft market conditions and comparisons against sales levels which have increased significantly during the last few years. Canada reported sales growth of 13 percent for the second quarter and 14 percent for the six-month period and included a modest negative impact from changes in currency translation. Approximately 80 percent of Canada's sales growth was due to business acquisitions. Second quarter and six-month 1997 International sales also reflected double-digit growth in sales of Kay's International Operations and weak sales in South Africa.

International operating income totaled $7 million in the second quarter ended June 30, 1997, a 6 percent increase compared with operating income of $6 million in the comparable quarter of last year. For the first half of 1997, International operating income of $13 million represented an 18 percent growth rate over operating income of $11 million in the same period of last year. The International operating income margin was 7.2 percent of net sales for 1997's second quarter, virtually unchanged from the second quarter of last year. The six-month operating income margin was 7.2 percent of net sales and compared favorably to the six-month 1996 operating income margin of 6.5 percent of net sales. International operating income included double-digit

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


growth in the Asia Pacific region and in Canada. These improvements were partially offset by significantly lower operating income in Latin America, particularly in Brazil, reflecting investments in the sales-and-service force, comparison against strong operating income levels of a year ago and a softening business environment.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $4 million in the second quarter of 1997, an increase of 11 percent over results for the second quarter of last year. For the six-month period, the Company's equity in earnings of the joint venture totaled $6 million, and increased 27 percent over the comparable period a year ago. These improvements reflected earnings growth at the joint venture due to product mix improvements, cost controls and savings, reduced capital project spending and a slightly lower overall effective income tax rate. Joint venture sales, although not consolidated in Ecolab's financial statements, increased 3 percent for the second quarter and 5 percent for the six-month period when measured in Deutsche marks. When measured in U.S. dollars, joint venture sales were negatively effected by the strengthening U.S. dollar and decreased 9 percent and 6 percent for the second quarter and for the six months ended June 30, 1997, respectively.

Corporate operating expense was $1 million for the second quarter of 1997 and $2 million for the first six months of 1997 and represented overhead costs directly related to the joint venture.

Net interest expense was $3 million in the second quarter of 1997, a decrease of 33 percent from net interest expense in the comparable quarter of last year. Six-month net interest expense was $6 million and decreased 25 percent compared to net interest expense in the first half of last year. These decreases in net interest expense were due to lower debt levels and higher levels of cash and cash equivalents.

For both the second quarter and six-month periods, the provisions for income taxes reflected estimated effective rates of 41.0 percent in 1997, a slight increase compared with last year's effective rates of 40.1 percent. The increases in the effective income tax rates were principally due to the effects of business acquisitions.

FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.2 billion at June 30, 1997, virtually unchanged from total assets at December 31, 1996. Total assets reflected modest increases in accounts receivable,

                                  ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

inventories, property, plant and equipment and other assets due to business acquisitions and general business growth. These increased asset levels were offset by a lower investment in the Henkel-Ecolab joint venture due to the effects of changes in currency translation, and dividends which were received from the joint venture.

Total debt at June 30, 1997 was $179 million, up slightly from total debt of $176 million at December 31, 1996. The ratio of total debt to capitalization was 25 percent at June 30, 1997, unchanged from the ratio of total debt to capitalization at December 31, 1996.

Cash provided by operating activities totaled $80 million for the first six months of 1997, virtually unchanged from cash provided by operating activities during the comparable period of last year. Cash provided by operating activities reflected increased earnings compared with the first six months of last year and higher dividends received from the joint venture. These cash flow improvements were offset by cash outflows in 1997 due to the reversal of favorable timing of payments which affected the fourth quarter of 1996 and an income tax deposit made against outstanding federal income tax issues that had been accrued for in other noncurrent liabilities. Cash flows during the six months ended June 30, 1996 benefited from the collection of accounts receivable related to strong fourth quarter 1995 sales.

In May 1995, the Company announced a six million share repurchase program. As part of that program, the Company purchased approximately 3.5 million shares in June 1995 under a "Dutch Auction" self-tender offer. At June 30, 1997 there were approximately 2.4 million shares remaining under the existing repurchase authorization. Additionally, consistent with its longstanding practice, the Company has acquired shares under its systematic repurchase program to fund employee benefit plans. During 1997, a total of approximately 123,000 shares were purchased in the second quarter and 353,000 shares were purchased during the first six months under these programs. The Company intends to continue making purchases from time to time in open market and privately negotiated transactions.

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

                         PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          Further developments with respect to a matter reported in the Company's Form 10-K for the fiscal year ended December 31, 1996, and Form 10-Q for the quarter ended March 31, 1997, are described below.

          As previously reported, the legal action commenced by ten distributors of the Company's Airkem janitorial products was reduced in scope by summary judgment rendered by the Court in April 1997 in favor of the Company. Two claims remained pending. Subsequently, the legal action was divided into separate trials for each of the plaintiff distributors. The first trial took place in May-June 1997, with a jury verdict in favor of the plaintiff in the amount of $29,000 on one of the claims, and a verdict in favor of the Company on the second claim. That part of the jury's decision favoring the plaintiff will be appealed by the Company. Prior to trial, the Company settled the claims of two of the plaintiffs on a basis not material to the Company. The trials of the other seven plaintiffs will likely be scheduled for 1998. Those plaintiffs may also appeal the Court's summary judgment decision.

 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on May 9, 1997. At the meeting, 89.86% of the outstanding shares of the Company's voting stock was represented in person or by proxy. The first proposal voted upon was the election of three Class II Directors for a term ending at the annual meeting in 2000. The three persons nominated by the Company's Board of Directors received the following votes and were elected:

               Name                  For             Withheld
               ----                  ---             --------
          Ruth S. Block           57,989,822         235,692
          Allan L. Schuman        57,992,232         233,282
          Michael E. Shannon      57,989,335         236,179

          In addition, the terms of office of the following directors continued after the meeting: Class III Directors for a term ending in 1998 - Joel W. Johnson, Philip L. Smith, Hugo Uyterhoeven and Albrecht Woeste; and Class I Directors for a term ending in 1999 - James J. Howard, Jerry W. Levin, Reuben F. Richards, Richard L. Schall and Roland Schulz.

          The second proposal voted upon was the approval of the Ecolab Inc. 1997 Stock Incentive Plan. That Plan was approved as follows:

                     For               Against          Abstained
                     ---               -------          ---------
                  53,982,688          4,046,235          196,591

          The third proposal voted upon was the approval of the Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan. That Plan was approved as follows:

                     For               Against          Abstained
                     ---               -------          ---------
                  56,105,028          1,658,304          462,182

          The fourth proposal voted upon was the ratification of the appointment of Coopers & Lybrand L.L.P. as the Company's independent accountants for the year ending December 31, 1997. The appointment was ratified as follows:

                     For                  Against       Abstained
                     ---                  -------       ---------
                  57,976,825              110,447        138,242

          As to each proposal, there were no broker non-votes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as exhibits to this report:

               (15) Letter regarding unaudited interim financial information.
               (27)    Financial Data Schedule.

          (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


ECOLAB INC.


Date: August 7, 1997                   By: /s/ Michael E. Shannon
      --------------                      ------------------------
                                           Michael E. Shannon
                                           Chairman of the Board, Chief
                                           Financial and Administrative
                                           Officer (duly authorized
                                           officer and Principal
                                           Financial Officer)

                                  EXHIBIT INDEX


            Exhibit No.            Document             Method of Filing
            -----------            --------             ----------------

               (15)       Letter regarding unaudited     Filed herewith
                          interim financial              electronically
                          information

               (27)       Financial Data Schedule        Filed herewith
                                                         electronically