Form 10-Q
period 1997-09-30
ECOLAB INC
filed 1997-11-12
CIK 31462

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                              ------------------

                                          OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                              ----------------    -----------------

Commission File No. 1-9328
                    ------

                                   ECOLAB INC.
      ---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

              Delaware                                41-0231510
   ----------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                 Identification No.)

         Ecolab Center, 370 N. Wabasha Street, St. Paul, Minnesota  55102
   ----------------------------------------------------------------------------
                  (Address of principal executive offices)(Zip Code)

                                     612-293-2233
                                     ------------
                 (Registrant's telephone number, including area code)

                                   (Not Applicable)
   ----------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
    ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1997.

64,538,541 shares of common stock, par value $1.00 per share.

                            PART I - FINANCIAL INFORMATION

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME


                                                    Third Quarter Ended
                                                       September 30
(thousands, except per share)                        1997          1996
                                                   --------       --------
                                                        (unaudited)

Net Sales                                          $432,873       $392,065

Cost of Sales                                       188,178        175,232

Selling, General
  and Administrative Expenses                       177,899        160,534
                                                   --------       --------

Operating Income                                     66,796         56,299

Interest Expense, Net                                 3,351          3,592
                                                   --------       --------

Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                      63,445         52,707

Provision for Income Taxes                           26,613         22,263

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                       3,657          5,084
                                                   --------       --------

Net Income                                         $ 40,489       $ 35,528
                                                   --------       --------
                                                   --------       --------


Net Income Per Share
  Net Income Per Common Share                      $   0.63       $   0.55
  Fully Diluted                                    $   0.61       $   0.54

Dividends Per Common Share                         $   0.16       $   0.14

Average Common Shares Outstanding                    64,731         64,366



See notes to consolidated financial statements.

                                     ECOLAB INC.
                           CONSOLIDATED STATEMENT OF INCOME



                                     Nine Months Ended         Year Ended
                                       September 30            December 31
(thousands, except per share)      1997             1996           1996
                                  -------         -------      -----------
                                        (unaudited)

Net Sales                         $1,218,443     $1,098,981     $1,490,009

Cost of Sales                        537,226        498,677        674,953

Selling, General
  and Administrative Expenses        518,188        464,858        629,739
                                  ----------     ----------     ----------

Operating Income                     163,029        135,446        185,317

Interest Expense, Net                  9,403         11,616         14,372
                                  ----------     ----------     ----------

Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                      153,626        123,830        170,945

Provision for Income Taxes            63,587         50,780         70,771

Equity in Earnings of
  Henkel-Ecolab Joint Venture          9,548          9,721         13,011
                                  ----------     ----------     ----------


Net Income                        $   99,587     $   82,771     $  113,185
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------

Net Income Per Share
  Net Income Per Common Share     $     1.54     $     1.28     $     1.75
  Fully Diluted                   $     1.49     $     1.25     $     1.69

Dividends Per Common Share        $     0.48     $     0.42     $     0.58

Average Common Shares Outstanding     64,798         64,421         64,496

See notes to consolidated financial statements.

                                     ECOLAB INC.
                              CONSOLIDATED BALANCE SHEET





                                  September 30   September 30   December 31
(thousands)                           1997           1996           1996
                                  -----------    -----------    -----------
                                            (unaudited)

ASSETS

Cash and cash equivalents         $   66,972     $   51,681     $   69,275

Accounts receivable, net             230,609        203,461        205,026

Inventories                          132,761        114,738        122,248

Deferred income taxes                 29,301         21,848         29,344

Other current assets                   8,371         11,408          9,614
                                  ----------     ----------     ----------

Current Assets                       468,014        403,136        435,507


Property, Plant and
  Equipment, Net                     347,445        322,806        332,314


Investment in Henkel-Ecolab
  Joint Venture                      239,719        297,267        285,237


Other Assets                         208,290        158,109        155,351
                                  ----------     ----------     ----------


Total Assets                      $1,263,468     $1,181,318     $1,208,409
                                  ----------     ----------     ----------
                                  ----------     ----------     ----------


See notes to consolidated financial statements.

                                     (Continued)

                                     ECOLAB INC.
                        CONSOLIDATED BALANCE SHEET (Continued)



                                     September 30   September 30   December 31
(thousands, except per share)            1997          1996           1996
                                     ------------   ------------   ------------
                                            (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                      $   52,039     $   25,972     $   27,609

Accounts payable                        105,819         82,997        103,803

Compensation and benefits                73,679         67,619         71,533

Income taxes                             24,217         33,049         26,977

Other current liabilities               116,474        100,965         97,849
                                     ----------     ----------     ----------

Current Liabilities                     372,228        310,602        327,771

Long-Term Debt                          148,934        163,814        148,683

Postretirement Health Care
  and Pension Benefits                   85,266         78,254         73,577

Other Liabilities                       122,048        133,170        138,415

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding: September 30,
  1997 - 64,714; September 30,1996
  - 64,409; December 31, 1996
  - 64,800)                             534,992        495,478        519,963
                                     ----------     ----------     ----------


Total Liabilities and
  Shareholders' Equity               $1,263,468     $1,181,318     $1,208,409
                                     ----------     ----------     ----------
                                     ----------     ----------     ----------


See notes to consolidated financial statements.

                                     ECOLAB INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS




                                         Nine Months Ended         Year Ended
                                           September 30            December 31
(thousands)                               1997          1996           1996
                                        --------      --------     -----------
                                           (unaudited)

OPERATING ACTIVITIES
Net income                             $ 99,587       $ 82,771      $113,185

Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation                           63,865         56,108        75,185
  Amortization                           11,203         10,116        14,338
  Deferred income taxes                    (619)          (625)       (6,878)
  Equity in earnings of joint venture    (9,548)        (9,721)      (13,011)
  Joint venture royalties and dividends  17,799          9,990        15,769
  Other, net                              1,557            817         1,023
  Changes in operating assets and
   liabilities:
    Accounts receivable                 (26,166)         3,291         2,809
    Inventories                          (9,708)          (919)       (6,852)
    Other assets                        (15,338)        (6,957)       (5,255)
    Accounts payable                      3,135         (4,439)       16,397
    Other liabilities                    13,726         36,258        47,559
                                       --------       --------      --------
Cash provided by operating activities  $149,493       $176,690      $254,269
                                       --------       --------      --------




Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                     (Continued)

                                     ECOLAB INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)



                                         Nine Months Ended          Year Ended
                                           September 30             December 31
(thousands)                              1997          1996             1996
                                       ---------     --------       -----------
                                            (unaudited)


INVESTING ACTIVITIES
Capital expenditures                   $(83,171)     $ (82,018)     $(111,518)
Property disposals                        2,594          1,945          3,284
Businesses acquired                     (58,225)       (41,150)       (54,911)
Other, net                               (1,218)        (1,148)        (1,449)
                                       --------      ---------      ---------
Cash used for investing activities     (140,020)      (122,371)      (164,594)
                                       --------      ---------      ---------


FINANCING ACTIVITIES
Notes payable                            26,254        (43,407)       (42,045)
Long-term debt borrowings                 1,000         75,000         75,000
Long-term debt repayments                  (711)       (20,640)       (35,690)
Reacquired shares                       (34,367)       (19,279)       (22,790)
Dividends on common stock               (31,105)       (27,088)       (36,096)
Other, net                               27,556          8,256         17,088
                                       --------      ---------      ---------
Cash used for financing activities      (11,373)       (27,158)       (44,533)
                                       --------      ---------      ---------

Effect of exchange rate
  changes on cash                          (403)          (198)          (585)
                                       --------      ---------      ---------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                   (2,303)        26,963         44,557

Cash and Cash Equivalents,
  at beginning of period                 69,275         24,718         24,718
                                       --------      ---------      ---------
Cash and Cash Equivalents,
  at end of period                     $ 66,972      $  51,681      $  69,275
                                       --------      ---------      ---------
                                       --------      ---------      ---------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                     ECOLAB INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the third quarter and the nine months ended September 30, 1997 and 1996, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1996 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION
                                   September 30   September 30   December 31
(thousands)                            1997           1996          1996
                                   ------------   ------------   -----------
                                          (unaudited)
Accounts Receivable, Net
Accounts receivable                   $ 241,511      $ 212,755      $ 214,369
  Allowance for doubtful accounts       (10,902)        (9,294)        (9,343)
                                      ---------      ---------      ---------
    Total                             $ 230,609      $ 203,461      $ 205,026
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------
Inventories
  Finished goods                      $  54,833      $  47,818      $  52,232
  Raw materials and parts                81,332         70,813         73,060
  Excess of fifo cost over lifo cost     (3,404)        (3,893)        (3,044)
                                      ---------      ---------      ---------
    Total                             $ 132,761      $ 114,738      $ 122,248
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------

Property, Plant and Equipment, Net
  Land                                $   7,961      $   7,616      $   7,969
  Buildings and leaseholds              133,908        127,110        129,781
  Machinery and equipment               218,287        205,558        208,704
  Merchandising equipment               362,432        321,429        330,277
  Construction in progress               11,864         11,188         11,745
                                      ---------      ---------      ---------
                                        734,452        672,901        688,476
  Accumulated depreciation
    and amortization                   (387,007)      (350,095)      (356,162)
                                      ---------      ---------      ---------
      Total                           $ 347,445      $ 322,806      $ 332,314
                                      ---------      ---------      ---------
                                      ---------      ---------      ---------

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


BALANCE SHEET INFORMATION (Continued)


                                   September 30   September 30   December 31
(thousands)                            1997           1996          1996
                                   ------------   ------------   ------------
                                           (unaudited)
Other Assets
  Intangible assets, net              $ 124,305       $ 98,125      $  96,865
  Investments in securities               5,000          5,000          5,000
  Deferred income taxes                  26,354         27,847         26,582
  Other                                  52,631         27,137         26,904
                                      ---------       --------      ---------
    Total                             $ 208,290       $158,109      $ 155,351
                                      ---------       --------      ---------
                                      ---------       --------      ---------

Short-Term Debt
  Notes payable                       $  36,778       $ 10,690      $  12,333
  Long-term debt, current
   maturities                            15,261         15,282         15,276
                                      ---------       --------      ---------
    Total                             $  52,039       $ 25,972      $  27,609
                                      ---------       --------      ---------
                                      ---------       --------      ---------

Shareholders' Equity
  Common stock                        $  71,340       $ 70,268      $  70,751
  Additional paid-in capital            196,387        174,506        187,111
  Retained earnings                     476,963        384,184        404,362
  Deferred compensation                 (10,097)        (8,344)        (7,390)
  Cumulative translation                (24,998)       12,903           6,787
  Treasury stock                       (174,603)      (138,039)      (141,658)
                                      ---------       --------      ---------
    Total                             $ 534,992       $495,478      $ 519,963
                                      ---------       --------      ---------
                                      ---------       --------      ---------


Interest expense related to all debt was $13,256,000 and $14,604,000 for the nine months ended September 30, 1997 and 1996 respectively, and $19,804,000 for the year ended December 31, 1996.

Other noncurrent liabilities included income taxes payable of $82 million at September 30, 1997, $100 million at December 31, 1996 and $96 million at September 30, 1996.

In October 1997, the Company amended and restated its $225 million Multicurrency Credit Agreement, increasing the credit available to $275 million and specifically providing for anticipated borrowings of Australian dollars for shares expected to be purchased under the Company's October 17, 1997 tender offer to acquire the remaining outstanding shares of Gibson Chemical Industries Limited. The terms of the amended and restated agreement are otherwise generally similar to the agreement which it replaced.

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



BALANCE SHEET INFORMATION (Continued)

At a special meeting on October 22, 1997, shareholders of the Company increased authorized common shares to 200 million from 100 million. Although no final decision has been made, the Company is considering a stock split and the increase in common shares authorized provides the necessary flexibility regarding the size of the possible split.

BUSINESS ACQUISITIONS

In February 1997, the Company acquired three small Institutional and Food and Beverage businesses in the Central Africa region. Sales of the acquired businesses were approximately $6 million in 1996.

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

In August 1997, the Company acquired the Chemidyne Marketing Division of Chemidyne Corporation, of Macedonia, Ohio. Chemidyne Marketing is a provider of cleaning and sanitizing products and equipment to the meat, poultry and processed food markets in the United States. Chemidyne Marketing has become part of the Company's Food and Beverage Division. Sales of the acquired Chemidyne business were approximately $17 million in 1996.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. Net sales and operating income of these businesses for the third quarter and nine months ended September 30, 1997 were not significant.

                                      ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OUTSTANDING OFFER FOR BUSINESS ACQUISITION

In August 1997, the Company acquired 14.9 percent of the outstanding common shares of Gibson Chemical Industries Limited, located in Melbourne, Victoria, Australia. Approximately 22.4 million shares are outstanding. The shares were acquired in open market and private transactions by an Australian subsidiary of the Company at prices between A$7.10 and A$8.00 per share. The total cost of the shares acquired was approximately US$19.5 million and has been included in other noncurrent assets as of the end of the third quarter. The Company also announced that it would undertake a tender offer for all of the remaining outstanding shares of Gibson. Gibson is a manufacturer and marketer of cleaning and sanitizing products, primarily for the Australian and New Zealand institutional, healthcare and industrial markets, with fiscal 1996 sales of US$122 million.

Subsequent to the end of the third quarter, on October 17, 1997, the Company commenced its tender offer for the remaining outstanding shares of Gibson at a cash offer price of A$9.00 per share. (A$8.50 per share for Gibson shareholders who choose to keep the A$0.50 per share dividend declared by Gibson.) This offer was recommended by Gibson's directors and will remain open for a period of 30 days. At the time of the tender offer, the Company had increased its holdings of Gibson shares to approximately 21 percent of the total shares outstanding.

On November 5, 1997, the Company waived all remaining conditions to its tender offer for the remaining shares of Gibson. This unconditional offer results in the Company's immediate ownership of all shares which have been tendered and of any shares to the extent tendered in the future. As of November 5, the Company has received acceptances from former Gibson shareholders and made open market purchases totaling 64 percent of Gibson's total outstanding shares.

The Company anticipates that the cost of the acquisition (total cost of all shares would approximate US$150 million) will be initially financed through its $275 million Multicurrency Credit Agreement. The Credit Agreement provides for a facility to borrow Australian dollars up to the US dollar equivalent of $176 million from four of the participating banks under the Credit Agreement.

NET INCOME PER SHARE

Net income per common share amounts are computed by dividing net income by the weighted average number of common shares outstanding.

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


NET INCOME PER SHARE (Continued)

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

                        Third Quarter           Nine Months       Year Ended
                     Ended September 30     Ended September 30    December 31
(thousands)            1997       1996        1997      1996         1996
                     --------   --------    --------  --------    -----------
                         (unaudited)            (unaudited)

Net Sales
  United States      $338,764   $305,147  $  949,100  $  848,120   $1,148,778
  International        94,109     86,918     269,343     250,861      341,231
                     --------   --------  ----------  ----------   ----------
    Total            $432,873   $392,065  $1,218,443  $1,098,981   $1,490,009
                     --------   --------  ----------  ----------   ----------
                     --------   --------  ----------  ----------   ----------
Operating Income
  United States      $ 60,738   $ 49,889  $  146,363  $  119,962   $  164,886
  International         7,102      7,242      19,641      17,891       23,871
  Corporate            (1,044)      (832)     (2,975)     (2,407)      (3,440)
                     --------   --------  ----------  ----------   ----------
    Total            $ 66,796   $ 56,299  $  163,029  $  135,446   $  185,317
                     --------   --------  ----------  ----------   ----------
                     --------   --------  ----------  ----------   ----------

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of the joint venture for the third quarter and nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996 were as follows:

                            Third Quarter       Nine Months       Year Ended
                         Ended September 30   Ended September 30  December 31
(thousands)                1997      1996       1997      1996       1996
                         --------  --------   --------  --------  ----------
                            (unaudited)          (unaudited)

Joint venture

  Net sales               $204,454  $227,719   $626,819   $677,501   $905,402

  Gross profit             111,829   129,164    346,607    375,170    497,909

  Income before
   income taxes             14,734    22,389     42,141     50,175     65,091

  Net income              $  8,770  $ 12,455   $ 24,364   $ 26,097   $ 34,808

Ecolab equity in earnings

  Ecolab equity in
    net income            $  4,385  $  6,227   $ 12,182   $ 13,049   $ 17,404

  Ecolab royalty
    income from joint
    venture, net of
    income taxes             1,192     1,122      3,412      3,534      4,730

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                 (1,920)   (2,265)    (6,046)    (6,862)    (9,123)
                          --------  --------   --------   --------   --------

  Equity in earnings of
    Henkel-Ecolab
    joint venture         $  3,657  $  5,084   $  9,548   $  9,721   $ 13,011
                          --------  --------   --------   --------   --------
                          --------  --------   --------   --------   --------


At September 30, 1997, the Company's investment in the Henkel-Ecolab joint venture included approximately $143 million of unamortized excess of the Company's investment over its equity in the joint venture's net assets.

                          REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
Ecolab Inc.



     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 1997 and 1996, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


Saint Paul, Minnesota
October 21, 1997

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1997

Net sales for the third quarter ended September 30, 1997 were $433 million, a 10 percent increase over net sales of $392 million in the third quarter of last year. For the first nine months of 1997, net sales were over $1.2 billion and increased 11 percent over net sales of almost $1.1 billion in the first nine months of 1996. Business acquisitions accounted for approximately 20 percent of the sales growth for the third quarter and 30 percent of the sales growth for the first nine months of 1997. New product introductions, new customers, competitive gains and generally good business conditions in the hospitality and lodging industries also contributed significantly to the growth in sales.

The gross profit margin for the third quarter of 1997 was 56.5 percent of net sales and increased significantly compared to the gross profit margin of 55.3 percent of net sales in the third quarter of last year. For the nine-month period, the gross profit margin was 55.9 percent of net sales, an increase from
54.6 percent of net sales in the first nine months of last year. These improvements in the gross profit margin reflected higher sales levels of the Company's more profitable U.S. core operations, a more stable raw material cost environment and good sales volume growth, particularly the growth in the sales of new products. The benefit from selling price increases continued to be limited due to market pressures.

For the third quarter of 1997, selling, general and administrative expenses were
41.1 percent of net sales, a slight increase compared to selling, general and administrative expenses of 40.9 percent of net sales last year. For the first nine months of 1997, selling, general and administrative expenses were 42.5 percent of net sales, up slightly from selling, general and administrative expenses of 42.3 percent of net sales in the same period of last year. The increase in these expenses reflects investments in the sales-and-service force and the higher sales levels of the Company's core operations which have relatively higher selling expenses. These increases were partially offset by continued tight control of costs and strong sales growth during 1997. The Company expects to continue investing in its sales-and-service force during the fourth quarter of 1997, including investments in training and productivity.

Net income for the third quarter of 1997 totaled $40 million, and increased 14 percent over net income of $36 million in the comparable period of last year. On a per share basis, net income per common share was $0.63, an increase of 15 percent over net income per common share of $0.55 in the third quarter of last year. This earnings improvement reflected the benefits of higher sales, particularly in the Company's core operations and continued tight cost controls, which were partially offset by investments in the sales-and-service force and lower equity in earnings of the Henkel-Ecolab joint venture. For the nine-month period, net income was $100 million, or $1.54 per common share, an increase of 20 percent over net income of $83 million or $1.28 per common share in the first nine months of 1996. The nine month earnings improvement reflected higher

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

sales, improved gross margins, the benefits of cost controls and lower interest expense. These benefits were partially offset by investments in the sales-and-service force.

Net sales for the Company's United States operations were $339 million for the third quarter of 1997, an increase of 11 percent over third quarter 1996 sales of $305 million. United States sales for the first nine months of 1997 totaled $949 million, up 12 percent compared to net sales of $848 million during the first nine months of last year. United States sales reflected strong growth in the core Institutional and Food and Beverage operations and benefits from business acquisitions, new product introductions, new customers and continued good business trends in the hospitality and lodging industries. Business acquisitions accounted for approximately 15 percent of the growth in United States sales for the third quarter and 25 percent of the growth in United States sales for the first nine months of 1997. Selling price increases continued to be limited due to tight pricing conditions in several of the markets in which the Company does business. Sales of the U.S. Institutional Division increased 13 percent for the third quarter and 11 percent for the first nine months of 1997, and reflected strong growth in all product lines. Pest Elimination reported sales growth of 9 percent for both the third quarter and nine-month periods. Pest Elimination's growth was slightly lower than its historical double-digit rate, reflecting lower than expected contract growth. Sales of Kay's U.S. operations increased 6 percent for the third quarter and 5 percent for the first nine months of 1997, and reflected sales to new customers which were partially offset by the negative effects of a slow-down in the quickservice market. Textile Care Division sales were down 4 percent for the third quarter and decreased 2 percent for the first nine months of 1997. Continued plant consolidations, particularly in the healthcare market, increased competitive activity and a difficult comparison against periods which benefited significantly from new product introductions, continued to negatively affect Textile Care's sales growth. The Company expects Textile Care to continue to experience difficult market conditions over the near term. Professional Products sales increased 7 percent for the third quarter and 16 percent for the
nine-month period.   Sales for the first nine months reflected the February 1996 acquisition of Huntington Laboratories. Excluding Huntington's sales, Professional Products sales growth was 6 percent for the first nine months of 1997. Professional Products growth reflected good growth in sales to corporate accounts and the addition of new branded products to its commercial mass distribution lines, which were partially offset by the elimination of low margin business from its Huntington product line. Sales of the Company's Water Care Services Division were down 3 percent for the third quarter and decreased 2 percent for the first nine months of 1997. These decreases reflected the consolidation of business acquisitions made over the past three years, integration of disparate product lines, elimination of low margin business and the refining of sales efforts. The Food and Beverage Division reported growth of 18 percent for the third quarter and 27 percent for the first nine months of 1997, reflecting the recent acquisition of the Chemidyne Marketing Division of Chemidyne Corporation and the August 1996 acquisition of Monarch from H.B. Fuller. Excluding the effects of these acquisitions, Food and Beverage sales grew 9 percent for the third quarter and 10 percent for the first nine months of 1997, with good growth in sales to each of its markets.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




Operating income of the Company's United States operations was $61 million for the third quarter ended September 30, 1997, up 22 percent over operating income of $50 million in the third quarter of last year. For the first nine months of 1997, United States operating income was $146 million, an increase of 22 percent over operating income of $120 million in the comparable period of last year. With the exception of the Textile Care Division, all of the United States businesses reported increased operating income for both the third quarter and nine-month periods. The United States operating income margin improved to 17.9 percent of net sales in the third quarter of 1997 from 16.3 percent of net sales in the third quarter of last year. For the first nine months of 1997, the operating income margin improved to 15.4 percent of net sales from 14.1 percent of net sales in the comparable period of last year. The improvements in operating income reflected increased sales, particularly in the core operations and in sales of new products, and the benefits of stable raw material costs and tight cost controls, which were partially offset by investments in the sales-and-service force.

Sales of the Company's International Operations were $94 million for the third quarter of 1997, an increase of 8 percent compared to third quarter 1996 sales of $87 million. For the nine-month period, International's sales totaled $269 million, an increase of 7 percent over sales of $251 million in the first nine months of 1996. Business acquisitions accounted for approximately 50 percent of third quarter and nine-month sales growth. Changes in currency translation had a negative impact on reported sales of International operations, particularly in the Asia Pacific region. Excluding the effects of currency translation, sales of International operations increased 12 percent for the third quarter and 11 percent for the first nine months of 1997. The Asia Pacific region reported sales growth of 4 percent for both the third quarter and nine-month periods of 1997. However, when measured in local currencies, Asia Pacific sales grew 10 percent for both the third quarter and first nine months of 1997 and included double-digit growth in Japan and in the Southeast and Northeast Asia Pacific regions. Latin America reported U.S. dollar sales growth of 11 percent for the third quarter and 10 percent for the first nine months of 1997. The effects of changes in currency translation did not have a significant impact on Latin America's reported sales. Latin America results continued to be led by Mexico, which reported significant double-digit growth, and also included double-digit growth for each of the reporting periods in Brazil. Canada reported sales growth of 18 percent for the third quarter and 16 percent for the nine-month period, and included a modest negative impact from changes in currency translation. Approximately 75 percent of Canada's sales growth for each of the reporting periods was due to business acquisitions. Canadian results also included good growth in sales to the Institutional and Food and Beverage markets. Third quarter and nine month 1997 International sales included additional sales from businesses acquired in the East Africa and North Africa regions, and reflected weak sales in South Africa.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the third quarter of 1997, International operating income was $7 million, a 2 percent decrease compared to the third quarter of last year. For the first nine months of 1997, International operating income of $20 million increased 10 percent over operating income of $18 million in the comparable period of last year. The International operating income margin was 7.5 percent of net sales for the third quarter of 1997, down from the third quarter 1996 operating income margin of 8.3 percent. For the nine-month period, International's operating income margin of 7.3 percent of net sales rose slightly from last year's nine-month operating income margin of 7.1 percent. Changes in currency translation had a negative impact on International's reported operating income. Excluding the effects of currency translation, International operating income increased 6 percent for the third quarter and 17 percent for the first nine months of 1997. Local currency operating income improved at double-digit rates in Latin America and Canada, with Asia Pacific also reporting strong local currency growth. These gains were partially offset by investments in Africa.

The Company's equity in earnings of the Henkel-Ecolab joint venture was $3.7 million for the third quarter of 1997, a decrease of 28 percent from strong equity in earnings of the joint venture of $5.1 million reported in the third quarter of last year. For the first nine months of 1997, the Company's equity in earnings of the joint venture was $9.5 million, down 2 percent compared with nine month 1996 equity in earnings of the joint venture of $9.7 million. Joint venture results were negatively affected by changes in currency translation and comparisons against strong results from last year's third quarter; however, business and economic conditions remain difficult in Europe's central countries and in the janitorial and textile hygiene markets. Joint venture sales, although not consolidated in Ecolab's financial statements, increased 6 percent for the third quarter and 5 percent for the nine-month period when measured in Deutsch marks. When measured in U.S. dollars, joint venture sales were negatively affected by the strengthening U.S. dollar and decreased 10 percent and 7 percent for the third quarter and the nine-month periods respectively.

Corporate operating expense was $1 million in the third quarter of 1997 and $3 million for the first nine months of 1997, and represented overhead costs directly related to the joint venture.

Net interest expense was $3 million in the third quarter of 1997, a decrease of 7 percent from net interest expense in the comparable quarter of last year. Nine-month net interest expense was $9 million and decreased 19 percent compared to net interest expense in the first nine months of last year. These decreases in net interest expense were due to lower average debt levels and higher levels of cash and cash equivalents.

For the third quarter of 1997, the provision for income taxes reflected an estimated effective rate of 41.9 percent, virtually the same as last year's third quarter estimated effective rate of 42.2 percent. For the first nine months of 1997, the estimated effective tax rate was 41.4 percent, up slightly from last year's nine month rate of 41.0 percent. The increase in the nine-month estimated effective income tax rate was due to higher anticipated effective tax rates related to the Company's international operations.

                                     ECOLAB INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FINANCIAL POSITION AND LIQUIDITY

Total assets at September 30, 1997 were nearly $1.3 billion, an increase of 5 percent from total assets at December 31, 1996. This increase in total assets reflected increases in accounts receivable, inventories, property, plant and equipment and other assets due to business acquisitions and general business growth. These increased asset levels were offset by a lower investment in the Henkel-Ecolab joint venture due to the effects of changes in currency translation, and dividends which were received from the joint venture.

Total debt at September 30, 1997 was $201 million, an increase of $25 million or 14 percent from total debt of $176 million at December 31, 1996. The ratio of total debt to capitalization increased to 27 percent at September 30, 1997 from the ratio of total debt to capitalization of 25 percent at December 31, 1996. The increase in total debt reflected additional short-term debt incurred in Australia related to the Company's purchase of approximately 15 percent of the outstanding common shares of Gibson Chemical Industries Limited, located in Melbourne, Victoria, Australia.

Cash provided by continuing operations totaled $149 million for the first nine months of 1997, a decrease from $177 million of cash which was provided by
operating activities in the first nine months of last year.   The decrease
reflected the reversal of favorable timing of payments which affected the fourth quarter of 1996 and an income tax deposit made against outstanding federal income issues that had been accrued for in other noncurrent liabilities. The decrease also reflected favorable cash flows during the nine months ended September 30, 1996 from the collection of accounts receivable related to strong fourth quarter 1995 sales. The comparison of cash provided by operating activities was favorably affected by increased earnings compared with the first nine months of last year and higher dividends received from the joint venture.

In May 1995, the Company announced a six million share repurchase program. As part of that program, the Company purchased approximately 3.5 million shares in June 1995 under a "Dutch Auction" self-tender offer. At September 30, 1997, there were approximately 2.4 million shares remaining under the existing repurchase authorization. Additionally, consistent with its longstanding practice, the Company has acquired shares under its systematic repurchase program to fund employee benefit plans. During 1997, approximately 410,000 shares were purchased in the third quarter and 763,000 shares were purchased during the first nine months of 1997 under these programs. The Company intends to continue making purchases from time to time in open market and privately negotiated transactions.

NEW ACCOUNTING PROUNCEMENT

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

                             PART II.  OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a) The following documents are filed as exhibits to this report:

                 (4)A. Multicurrency Credit Agreement ("Credit Agreement") dated as of September 29, 1993, as Amended and Restated as of October 17, 1997, among Ecolab Inc., the Banks parties thereto, Citibank, N.A., as Agent for the Banks, Citibank International Plc, as Euro-Agent for the Banks and Morgan Guaranty Trust Company of New York as Co-Agent.

                   B. Australian Dollar Local Currency Addendum to the Credit Agreement dated as of October 17, 1997 among Ecolab Pty. Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto.

                  (15) Letter regarding unaudited interim financial information.

                  (27)  Financial Data Schedule.

            (b)  Reports on Form 8-K:

                 The Company filed three reports on Form 8-K, dated August 15, August 22 and August 29, 1997, during the quarter ended September 30, 1997, reporting, respectively:

                 (i) Call by the Board of Directors of a Special Meeting of the Company's Stockholders for October 22, 1997;

                 (ii) The Company's initial equity stake in Gibson Chemical Industries Limited of Melbourne, Victoria, Australia; and

                 (iii) The Company's planned tender offer for all the remaining outstanding shares of Gibson Chemical Industries Limited.

                 Subsequent to the quarter ended September 30, 1997, the Company filed three additional reports on Form 8-K, dated October 2, October 9 and October 22, 1997 reporting, respectively:

                 (i) Developments in the Company's negotiations with Gibson Chemical Industries Limited;

                 (ii) Recommendation of the Company's offer for the remaining outstanding shares of Gibson Chemical Industries Limited by the Gibson Board of Directors; and

                 (iii) Results of the Company's Special Meeting of Stockholders held October 22, 1997 approving the proposal to increase the number of authorized shares of the Company's common stock from 100,000,000 to 200,000,000 shares.





                                      SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    ECOLAB INC.


Date:  November 12, 1997   By:  /s/Michael E. Shannon
      ------------------        -----------------------------------

                                Michael E. Shannon
                                Chairman of the Board, Chief Financial
                                and Administrative Officer
                                (duly authorized officer and
                                Principal Financial Officer)

                                    EXHIBIT INDEX







Exhibit            Description                      Method of Filing
-------            -----------                      ----------------

(4)A.       Multicurrency Credit Agreement           Filed herewith
            ("Credit Agreement") dated as of          electronically
            September 29, 1993, as Amended
            and Restated as of October 17, 1997,
            among Ecolab Inc., the Banks parties
            thereto, Citibank, N.A., as Agent for
            the Banks, Citibank International Plc,
            as Euro-Agent for the Banks and Morgan
            Guaranty Trust Company of New York as
            Co-Agent.

   B.       Australian Dollar Local Currency         Filed herewith
            Addendum to the Credit Agreement          electronically
            dated as of October 17, 1997 among
            Ecolab Pty. Limited, Ecolab Inc.,
            Citibank, N.A., the Local Currency Agent named therein and the Local Currency
            Banks party thereto.



(15)        Letter regarding unaudited interim       Filed herewith
            financial information                     electronically

(27)        Financial Data Schedule                  Filed herewith
                                                      electronically