Form 10-K405
period 1997-12-31
ECOLAB INC
filed 1998-03-10
CIK 31462

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K
(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1997       Commission File No. 1-9328
                          -----------------                           ------

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to .............

                                     ECOLAB INC.
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               Delaware                                     41-0231510
     -------------------------------                   -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        Ecolab Center, St. Paul, Minnesota                    55102
     ----------------------------------------          --------------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code:   (612) 293-2233
                                                          ----------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange on Which Registered
     -------------------           -----------------------------------------

     Common Stock, $1.00 par value      New York Stock Exchange, Inc.
                                        Pacific Exchange, Inc.

     Preferred Stock Purchase Rights    New York Stock Exchange, Inc.
                                        Pacific Exchange, Inc.

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
YES   X    NO
     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by non-affiliates of Registrant on March 2, 1998: $3,717,650,500 (see Item 12, on page 19 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of March 2, 1998: 129,035,624 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1997 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 1998 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1997 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.


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

Effective at the end of 1997, the Company acquired the outstanding shares of Gibson Chemical Industries Limited ("Gibson") headquartered in Melbourne, Victoria, Australia for a purchase price of approximately A$192,000,000. Gibson is engaged principally in the supply of cleaning and sanitation chemicals and services to the hospitality and healthcare industries and to catering institutions and the supply of specialty chemicals and services to major manufacturing and mining industries. Its manufacturing and/or distribution operations are located primarily in Australia and New Zealand, with smaller operations in Southeast Asia, the United Kingdom and the United States. The acquisition of Gibson will substantially increase the Company's operations in the Asia Pacific region.

ITEM 1(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Company's operations are all conducted in one industry segment.

ITEM 1(c) NARRATIVE DESCRIPTION OF BUSINESS

The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination and maintenance products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quickservice (fast-food and other convenience store units), commercial and institutional laundries, light industry, dairy plants and farms, and food and beverage processors.

A strong commitment to service is the distinguishing characteristic of the Company. Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs. Distributors are utilized in several markets, as described in the business unit descriptions located under the heading "Business Divisions."

The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities. Some are also produced for the Company by third party contract manufacturers. Other products and equipment are purchased from third party suppliers. Additional information on the Company's manufacturing facilities is located under Item 2 below under the heading "Properties."

In the United States and Canada, the Company operates through seven divisions:
Institutional, Kay, Food and Beverage, Pest Elimination, Textile Care, Professional Products and Water Care Services. Institutional and Food and Beverage businesses are operated in virtually all locations outside of the United States and Canada. As described below, the businesses of the remaining divisions are not conducted in all areas outside of the United States and Canada and the extent and nature of such international businesses varies by location; however, these businesses are expanding into a number of international locations. European markets, as described under Item 1(a) above under the heading "General Development of Business," are served through the Henkel-Ecolab Joint Venture, although the Kay business does have sales in Europe.

The Company conducts business in approximately 35 countries outside of the United States through wholly-owned subsidiaries, or, in the case of Venezuela, China, and Indonesia, through majority- owned joint ventures with local partners. In other countries, selected products are sold by distributors, agents or licensees, although those sales are not significant in terms of the Company's overall sales. The largest international operations are located in Asia Pacific, Latin America and Canada with smaller start-up operations in Africa. For the year ended December 31, 1997, international sales comprised approximately 22 percent of the Company's total consolidated net sales. For purposes of public financial reporting, international operations include Canada, but on an operational basis, the businesses in Canada are, in general, operated together with United States businesses as a part of North American operations.

BUSINESS DIVISIONS

The following descriptions of the Company's North American divisions include a discussion, where applicable, of similar businesses currently conducted elsewhere internationally. The Company pursues a "Circle the Customer - Circle the Globe" strategy by developing relationships and partnerships with customers who require the services of more than one division. Therefore, a single customer may utilize the services of several of the Company's divisions. In some circumstances, the business of the Company's divisions, or of the business units within the divisions, may be conducted by one or more subsidiaries of the Company.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, food service utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the food-service, lodging, educational and healthcare industries. By the acquisition of certain assets of Grace-Lee Products in late 1997, the Division also entered the vehicle wash industry. The Institutional Division also markets various chemical dispensing device systems, which are made available to customers, to dispense the Company's cleaners and sanitizers. Also, through its Ecotemp offering, the Institutional Division markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers including full machine maintenance. Similar dishwashing machines and other customized equipment is sold to third parties through the Company's Jackson line. The Division's warewashing, on-premise laundry and housekeeping businesses are, in general, conducted in all international locations but may be tailored to meet unique local needs. The other businesses are concentrated in North America and offered less extensively internationally.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States and Canada and, including the Henkel-Ecolab Joint Venture in Europe, is one of the leading suppliers worldwide.

The Institutional Division sells its products and services primarily through Company-employed field sales and service personnel. The Company also utilizes food-service distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors and the Company provides the same service to accounts served by food distributors as to direct customers.

KAY: The Kay Division supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast food restaurants but, increasingly, other places where "fast food" is prepared and served such as convenience stores, airport and shopping center kiosks, discount stores, stadiums, grocery store delis and other venues. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes and hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers which have a relatively high employee turnover. Kay's customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

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

FOOD AND BEVERAGE: The Food and Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products safe for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants, animal health and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food and Beverage Division also designs, engineers and installs CIP ("clean-in-place") process control systems and facility cleaning systems to its customer base.
Farm products (which include bovine teat products) are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States. Food and Beverage businesses are operated in most international locations.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Pest Elimination business acquires most of its insecticides and pesticides from third-party vendors. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States. The Pest Elimination business currently is operated primarily in the United States but also operates in Puerto Rico, Hong Kong and New Zealand, as well as parts of Canada and Mexico.

TEXTILE CARE: The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large institutional and commercial laundries and to certain smaller laundry operations. Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial, textile rental and shirt laundries. Products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through distributors. The Division's programs are designed to meet the customer's need for exceptional cleaning, while extending the useful life of linen and reducing the customer's overall operating cost. Textile Care offerings complement the Institutional Division's offerings to small-to-medium size on-premise laundry facilities. Textile Care products are sold primarily in the United States and Canada, but similar product lines are sold in a number of other international locations.

PROFESSIONAL PRODUCTS: The Professional Products Division provides a full line of infection control and janitorial offerings that are sold to the medical and janitorial markets in the United States and Canada. The Professional Products Division sells its proprietary products under the brand names

Airkem (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) and Huntington (infection control and gym floor products).

The Company believes it is among the largest suppliers of infection-control and general cleaners to the United States healthcare industry as well as one of the market leaders in the overall North American janitorial market. Products are sold in the United States and Canada through a Company-employed sales force as well as a network of independent distributors in both janitorial and medical markets who sell products and services to the institutional, healthcare and industrial marketplaces. A private-label program also manufactures non-proprietary janitorial-related products for resale by major distributor organizations in the United States and Canada. In addition, the Division, through its JaniSource operation, markets brand name products for sale through mass commercial distribution networks. Similar businesses are conducted on a limited basis in other international markets, primarily Brazil and South Africa.

WATER CARE SERVICES: The Water Care Services Division expands the Company's "Circle the Customer - Circle the Globe" strategy by adding an offering which is critical to companies in the Company's customer base--water treatment programs. The Water Care Services Division provides water and wastewater treatment products, services and systems for commercial/institutional customers (hospitals, healthcare, commercial real estate, government, shopping malls and commercial laundries) and light industry (food and beverage accounts, textile mills, electronic plants and other industries). As a facet of its growth strategy, Water Care Services works closely with the Company's Institutional, Textile Care and Food and Beverage Divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat waste water. In selected United States markets, the Division also provides pool and spa treatment programs for commercial and hospitality customers. In addition to North America operations, certain water treatment businesses are operated at selected international locations, primarily Brazil, South Africa and Southeast Asia.

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

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value and differentiated products. Value is provided by state-of-the-art, environmentally-compatible cleaning, sanitation and maintenance products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the Company's significant on-going investment in training and technology development and by the Company's standard practice of assisting customers in lowering operating costs and complying with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy.

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

The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quickservice chains and franchisees. No material part of the Company's business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1997, 1996 and 1995 approximated 31, 31 and 33 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers as described in more detail under the heading "Business Divisions" beginning on page 3 hereof. Total laundry sales in 1997, 1996 and 1995 approximated 14, 14 and 15 percent respectively, of the Company's consolidated net sales.

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

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. From time to time, in written reports (including reports to the Securities and Exchange Commission, press releases and reports to shareholders among others) and oral statements, the Company or its Management discusses expectations regarding future performance of the Company including anticipated financial performance, business prospects, acquisition programs, new products, research and development activity, plans for international expansion, capital expenditures and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language which may be made in connection with, or at the time of, the making of the forward-looking statement, or in other filings with the Securities and Exchange Commission.

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably-priced raw materials; the occurrence of capacity constraints limiting the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of "year 2000" computer software issues (described below); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or man-made disasters and (iii) severe weather conditions affecting the food service and hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year-over-year quarterly comparisons in recent years, there can be no assurances that earnings will continue to improve or that the degree of improvement will meet investors' expectations.

The "year 2000" issue is the result of computer programs having date-sensitive software which may recognize a date using 00 as the year 1900 rather than the year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. Accordingly, the failure to resolve year 2000 issues could have a material impact on the Company. The Company has put in place plans and processes which it believes will be sufficient to evaluate and manage risk associated with year 2000 issues and will use both internal and external resources. However, estimates of year 2000 costs, time schedules and the Company's belief that it can successfully resolve year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and uncertainties surrounding the ability of suppliers and vendors to resolve their year 2000 issues. The ability of governmental agencies to resolve year 2000 issues is an additional risk and uncertainty. However, although such risks and uncertainties exist, the Company believes that its exposure to year 2000 issues is not dissimilar to that of other companies engaged in similar businesses.

This summary of risks and uncertainties supersedes the summary provided in the Company's Current Report on Form 8-K dated February 20, 1998.

RESEARCH AND DEVELOPMENT

The Company's research and development program consists principally of devising or testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research, development and engineering personnel. Note 12, entitled "Research Expenditures" located on page 47 of the Annual Report, is incorporated herein by reference.

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

PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" or "antimicrobial pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. Approximately 280 of these products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years. The Company believes that the nature of these costs and regulatory delays are similar to those encountered by other companies in similar businesses. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $1,200,000 in 1997. Such costs will increase somewhat in 1998, but not in amounts which are expected to significantly affect the Company's results of operations, liquidity or consolidated financial condition.

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

OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1997 were approximately $942,000 and approximately $1,500,000 has been budgeted for 1998. The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.

Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive

Environmental Response, Compensation and Liability Act ("CERCLA") or state equivalents at 15 waste disposal sites which received nominal amounts of waste materials alleged to have been generated by the Company or its subsidiaries. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

In addition to the 15 sites noted above, the Illinois Environmental Protection Agency ("Agency"), in 1996, identified the Company, along with two other corporations, as PRPs in connection with groundwater contamination near the Company's South Beloit, Illinois manufacturing facility. The Agency has requested that the U.S. Environmental Protection Agency place the site on the National Priority List of federal superfund sites. The Agency is seeking a potable water supply for approximately 200 homes at the Evergreen Manor residential subdivision, an investigation of the source and extent of the contamination, remedial cleanup and reimbursement of the state's costs. The Company has denied liability and has requested that the Agency withdraw its identification of the Company as a PRP.

Based on an analysis of the Company's experience with such environmental proceedings, the Company's estimated share of all hazardous materials deposited on the 16 sites referred to in the two preceding paragraphs, and the Company's estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company's future costs relating to such known sites.

Also, the Company is involved in certain continuing groundwater clean-up activities as required by New Jersey environmental authorities at a property owned by the Company. The Company has worked with appropriate authorities to resolve the issues involved and has accrued its best estimate of future costs relating to the site.

The New South Wales (Australia) Environmental Protection Authority has identified a property owned by Maxwell Chemicals Pty Limited, a subsidiary of the Company, as impacted by contamination. Because a remedial action plan has not yet been completed for the site, remedial costs cannot be predicted but the Company believes the cost will not be material.

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

During 1997, the Company's net expenditures for contamination remediation were approximately $300,000. The accrual at the end of 1997 for future remediation expenditures was approximately $10,000,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, potential insurance reimbursements are not included. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period; the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's consolidated financial position or liquidity or, on an on-going basis, its results of operations.

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

NUMBER OF EMPLOYEES

The Company currently has approximately 10,210 employees worldwide.

ITEM 1(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The financial information appearing under the heading "Geographic Segments" in
Note 14, located on page 47 of the Annual Report, is incorporated herein by reference. Transfers between geographic areas are not significant.

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



                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1993
----                     ---  ------                        ------------------
A. L. Schuman            63   President and Chief           March 1995 - Present
                              Executive Officer

                              President and Chief           Jan. 1993 - Feb. 1995
                              Operating Officer



                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1993
----                     ---  ------                        ------------------
M. E. Shannon            61   Chairman of the Board, Chief  Jan. 1996 - Present
                              Financial and Administrative
                              Officer

                              Vice Chairman, Chief          Jan. 1993 - Dec. 1995
                              Financial and
                              Administrative Officer

L. T. Bell               50   Vice President-Law            Jan. 1998 - Present
                              and General Counsel

                              Vice President, Assistant     Jan. 1997 - Dec. 1997
                              General Counsel and
                              Assistant Secretary

                              Associate General Counsel     July 1995 - Dec. 1996
                              and Assistant Secretary

                              Associate General Counsel     Jan. 1993 - June 1995

G. K. Carlson            54   Senior Vice President -       June 1996 - Present
                              Corporate Planning
                              and Development

                              Senior Vice President-        Jan. 1994 - May 1996
                              International

                              Senior Vice President         Jan. 1993 - Dec. 1993
                              and General Manager-
                              Institutional North
                              America

P. D'Almada              50   Senior Vice President -       Mar. 1996 - Present
                              Global Accounts

                              Vice President -              May 1994 - Feb. 1996
                              Institutional Corporate
                              Accounts

                              Vice President -              Oct. 1993 - Apr. 1994
                              Institutional National
                              Accounts and Distributors
                              Sales




                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1993
----                     ---  ------                        ------------------
                              International Vice            Jan. 1993 - Sep. 1993
                              President - Central America
                              and the Caribbean

S. L. Fritze             43   Vice President and            Mar. 1995 - Present
                              Treasurer

                              Institutional Vice            Jan. 1993 - Feb. 1995
                              President, Planning
                              and Control

A. E. Henningsen, Jr.    51   Senior Vice President         Mar. 1996 - Present
                              and Controller

                              Vice President and            Jan. 1993 - Feb. 1996
                              Controller

R. L. Marcantonio        48   Senior Vice President-        Mar. 1997 - Present
                              Industrial

J. L. McCarty            60   Senior Vice President-        Jan. 1994 - Present
                              Institutional North America

                              Vice President and General    Jan. 1993 - Dec. 1993
                              Manager - Pest Elimination

M. Nisita                57   Senior Vice President-        Jan. 1994 - Present
                              Global Operations

                              Vice President-Operations     Jan. 1993 - Dec. 1993

J. P. Spooner            51   Senior Vice President-        June 1996 - Present
                              International

                              Senior Vice President-        June 1994 - May 1996
                              Industrial

F. W. Tuominen,          55   Senior Vice President         Jan. 1993 - Present
Ph.D.                         and Chief Technical and
                              Environmental Officer

Mr. Spooner joined the Company as Senior Vice President-Industrial in June 1994. Prior to joining the Company, Mr. Spooner was employed by PepsiCo, Inc. for 15 years, holding various positions in operations and business development, including most recently, President of the North Division of Frito-Lay, Inc.

Mr. Marcantonio joined the Company as Senior Vice President-Industrial in March 1997. Prior to joining the Company, Mr. Marcantonio was employed by subsidiaries of United Biscuits (Holdings) Plc. for 20 years, holding various positions in sales, marketing and general management, including most recently, Senior Vice President - Cookies and Crackers of the Keebler Company.

ITEM 2.  PROPERTIES

The Company's manufacturing facilities produce chemical products or equipment for all the Company's businesses, although the Pest Elimination Division purchases most of its products and equipment from outside suppliers. The Company's chemical production process consists primarily of blending and packaging powders and liquids and casting solids. The Company's equipment manufacturing operations consist primarily of producing chemical product dispensers and ejectors and other mechanical equipment (South Beloit, Illinois), dishwasher racks and related sundries (Elk Grove Village, Illinois and Shika, Japan) and dishwashing machines, a portion of which is sold to third party dishwashing machine distributors (Barbourville, Kentucky). The Company's philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes. Currently most products used by the Company are manufactured at Company facilities.

The following chart profiles the Company's manufacturing facilities which are approximately 50,000 square feet or larger in size.

                           ECOLAB OPERATIONS PLANT PROFILES



                             SIZE                                              OWNED/
LOCATION                   (SQ. FT.)      TYPES OF PRODUCTS                    LEASED
--------                   ---------      -----------------                    ------

UNITED STATES
Joliet, IL                  610,000     Solids, Liquids, Powders                Owned
Woodbridge, NJ              248,000     Solids, Liquids                         Owned
Garland, TX                 239,000     Solids, Liquids                         Owned
Greensboro, NC              193,000     Liquids, Powders                        Owned
Hebron, OH                  192,000     Liquids                                 Owned
San Jose, CA                175,000     Liquids                                 Owned
South Beloit, IL            155,000     Equipment                               Owned
McDonough, GA               141,000     Solids, Liquids                         Owned
Eagan, MN (pilot plant)     133,000     Solids, Liquids, Emulsions, Powders     Owned
City of Industry, CA        125,000     Liquids                                 Owned
Barbourville, KY            109,000     Equipment                               Owned
Huntington, IN               90,000     Liquids, Powders                        Owned
Elk Grove Village, IL        66,000     Equipment                               Leased

INTERNATIONAL
Santa Cruz, BRAZIL          142,000     Liquids, Powders                        Owned

                                      -15-


                              SIZE                                             OWNED/
LOCATION                    (SQ. FT.)     TYPES OF PRODUCTS                    LEASED
--------                    ---------     -----------------                    ------

Melbourne, AUSTRALIA        130,000     Liquids, Powders                        Owned
Johannesburg, SOUTH AFRICA  100,000     Liquids, Powders                        Owned
Toronto, CANADA              88,000     Liquids                                 Leased
Hamilton, NEW ZEALAND        58,000     Solids, Liquids, Powders                Owned
Sydney, AUSTRALIA            51,000     Liquids, Powders                        Leased
Noda, JAPAN                  49,000     Solids, Liquids, Powders                Owned

Additional United States manufacturing facilities owned by the Company are located in North Kansas City, Missouri; Grand Forks, ND and Dallas, Texas. The Company also operates smaller international manufacturing facilities in Argentina; Australia; Chile; Costa Rica; Fiji; Indonesia; Japan; New Zealand; Papua New Guinea; People's Republic of China; Philippines; Puerto Rico; Singapore; South Korea; Tanzania and Thailand.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company's manufacturing plants also serve as distribution centers. In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services. In the United States, the Company's sales associates are located in approximately 139 leased offices. Additional sales offices are located internationally.

The Company's corporate headquarters is comprised of three multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to the Company's specifications and is leased through 2003. Thereafter, it is subject to multiple renewals at the Company's option. Another building is owned. The third building is also subject to a long-term lease by the Company. In 1997, the Company began an extensive renovation and expansion of the corporate headquarters which will include a state-of-the-art training center and facilities to add several hundred additional jobs at the Company's headquarters. The Company also owns a computer center in St. Paul and a research facility and chemical pilot plant both of which are located in suburbs of St. Paul.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading "Environmental Considerations."

As previously reported in the Company's Form 10-Q for the quarter ended September 30, 1997, the legal action commenced by ten distributors of the Company's Airkem janitorial products was reduced in scope by summary judgment rendered by the Court in April 1997 in favor of the Company. Two claims remained pending. Subsequently, the legal action was divided into separate trials for each of the plaintiff distributors. The first trial took place in May-June 1997, with a jury verdict in favor of the plaintiff in the amount of $29,000 on one of the claims, and a verdict in favor of the Company on the second claim. That part of the jury's decision favoring the plaintiff has been appealed by the Company. Prior to trial, the Company settled the claims of two of the plaintiffs on a basis not material to the Company. The trials of the other seven plaintiffs will likely be scheduled for later in 1998. Those plaintiffs may also appeal the Court's summary judgment decision.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of the Stockholders was held on October 22, 1997. At the meeting, 91.6 percent of the outstanding shares of the Company's voting stock was represented in person or by proxy. The sole proposal voted upon was to amend and restate the Company's Restated Certificate of Incorporation to increase the authorized Common Stock of the Company from 100,000,000 shares to 200,000,000 shares. The increase in the authorized capital was approved as follows (there were no broker non-votes):

     FOR                 AGAINST                  ABSTAINED

     58,288,378          937,041                  108,815


                                       PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All per share and number of share data in Item 5, including dividends per share in Item 5(c), reflect a two-for-one stock split paid January 15, 1998 in the form of a 100% stock dividend to shareholders of record on December 26, 1997 ("Stock Split").

ITEM 5(a) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "ECL." The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of the Company's Common Stock on the consolidated transaction reporting system during 1997 and 1996 were as follows:



                              1997                          1996
                            --------                      --------

     Quarter          High           Low            High           Low
     -------          ----           ---            ----           ---
     First          $19-9/16       $18-1/8        $16-5/16       $14-9/16
     Second         $24-1/32       $19-1/16       $16-15/16      $14-3/4
     Third          $24-15/16      $21-9/32       $16-7/8        $14-3/4
     Fourth         $28            $23-1/16       $19-3/4        $16-3/4

     The closing stock price on March 2, 1998 was $29-1/16.

ITEM 5(b) HOLDERS

On March 2, 1998, the Company had 5,074 holders of Common Stock of record.

ITEM 5(c) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.07 per share were declared in February, May and August, 1996. Dividends of $0.08 per share were declared in December, 1996 and February, May and August, 1997. A dividend of $0.095 per share was declared in December 1997.

ITEM 5(d) RECENT SALES OF UNREGISTERED SECURITIES

On December 22, 1997, the Company issued 616,686 (308,343 prior to the Stock Split) shares of Common Stock to Grace-Lee Products, Incorporated ("Grace-Lee") in a private transaction for the acquisition of Grace-Lee's chemical business. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" and which are located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material appearing under the heading entitled "Financial Discussion," located on pages 28 through 35 of the Annual Report, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and material which are an integral part of the financial statements listed under Item 14 I(1) below and located on pages 36 through 49 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The biographical material located on pages 6 through 10 and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located on page 5 of the Proxy Statement appearing under the heading entitled "Election of Directors," is incorporated herein by reference. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I of this Report on pages 12 through 15.

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation," located on pages 11 through 18 of the Proxy Statement, is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(9), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return," found, respectively, on pages 11 through 13 and on page 17 of the Proxy Statement is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement on page 20, under the heading "Stockholder Agreement," which is incorporated herein by reference.

A total of 1,116,467 shares of Common Stock held by the Company's directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by officers and directors of the Company in the table entitled "Security Ownership of Management" located on page 3 of the Proxy Statement, which are actually issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions," "Stockholder Agreement" and "Company Transactions" on pages 19 through 21 of the Proxy Statement and the biographical material located on pages 6, 7 and 9 of the Proxy Statement pertaining to Messrs. Roland Schulz, Hugo Uyterhoeven and Albrecht Woeste is incorporated herein by reference.


                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual Report, are incorporated in Item 8 hereof.

             (i) Consolidated Statement of Income for the years ended December 31, 1997, 1996 and 1995, Annual Report page 36.

             (ii) Consolidated Balance Sheet at December 31, 1997, 1996 and 1995, Annual Report page 37.

             (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996 and 1995, Annual Report page 38.

             (iv) Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995, Annual Report page 39.

             (v) Notes to Consolidated Financial Statements, Annual Report pages 40 through 48.

             (vi)   Report of Independent Accountants, Annual Report page 49.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1997, 1996 and 1995 located on page 31 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 29 hereof are filed as part of this Report.

             (i) Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

             All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 32 to 54 hereof, are filed as part of this Report.

             (i)    Report of Independent Accountants.

             (ii) Combined Statements of Income for the years ended November 30, 1997, 1996 and 1995.

             (iii)  Combined Balance Sheets at November 30, 1997, 1996 and 1995.

             (iv) Combined Statements of Cash Flows for the years ended November 30, 1997, 1996 and 1995.

             (v) Combined Statements of Equity for the years ended November 30, 1997, 1996 and 1995.

             (vi)   Notes to the Combined Financial Statements.

I(4). The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1997, 1996 and 1995 located on page 55 hereof, and the Report of Independent Accountants on pages 32 and 33 hereof are filed as part of this Report.

             (i) Schedule -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1997, 1996 and 1995.

             All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant entities of the Henkel-Ecolab Joint Venture are included in the filed combined financial statements.

II. The following documents are filed as exhibits to this Report. The Company will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders. The Financial Data Schedule (Exhibit 27) is filed as an Exhibit to this Report, but pursuant to paragraph (c)(1)(iv) of Item 601 of Regulation S-K, shall not be deemed filed for purposes of
          Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

             (3)A. Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated October 22, 1997.

                B.     By-Laws, as amended through February 20, 1998.

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

                E.     (i)       Multicurrency Credit Agreement ("Credit
                                 Agreement") dated as of September 29, 1993, as Amended and Restated as of October 17, 1997, among the Company, the financial institutions party thereto, Citibank, N.A., as Agent, Citibank International Plc, as
                                 Euro-Agent and Morgan Guaranty Trust Company of New York as Co-Agent - Incorporated by reference to Exhibit (4)A of the Company's
                                 Form 10-Q for the quarter ended September 30, 1997.

                       (ii) Australian Dollar Local Currency Addendum to the Credit Agreement - Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended September 30, 1997.

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

               (9) Amended and Restated Stockholder's Agreement - See Exhibit (10)Q(iv) hereof.

               (10)A. Ecolab Inc. 1977 Stock Incentive Plan, as amended through November 1, 1996.

                   B. Ecolab Inc. 1993 Stock Incentive Plan - Incorporated by reference to Exhibit (10)B of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                   C. Ecolab Inc. 1997 Stock Incentive Plan - Incorporated by reference to Exhibit (10)C of the Company's Form 10-K for the year ended December 31, 1996.

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

                   F. Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan - Incorporated by reference to Exhibit (10)F of the Company's Form 10-K for the year ended December 31, 1996.

                   G. Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company - Incorporated by reference to Exhibit (19)A of the Company's Form 10-Q for the quarter ended September 30, 1989.

                   H.    (i)   Ecolab Non-Employee Directors' Retirement Plan -
                               Incorporated by reference to Exhibit (10)I of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

                         (ii) First Declaration of Amendment to Ecolab Non-Employee Directors' Retirement Plan.

                   I.    (i)   Ecolab Executive Death Benefits Plan, as amended
                               and restated effective March 1, 1994 -
                               Incorporated by reference to Exhibit (10)J of the Company's 10-K Annual Report for the year ended
                               December 31, 1994. See also Exhibit (10)O hereof.

                         (ii) Amendment No. 1 to Ecolab Executive Death Benefits Plan.

                   J. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to

                         Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit
                         (10)O hereof.

                   K. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                   L.    (i)   Ecolab Supplemental Executive Retirement Plan, as
                               amended and restated effective July 1, 1994 -
                               Incorporated by reference to Exhibit (10)M(i) of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.

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

                   M.    (i)   Ecolab Mirror Savings Plan, as amended and
                               restated effective September 1, 1994 -
                               Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.

                         (ii) First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995 - Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

                         (iii) Second Declaration of Amendment to Ecolab Mirror
                               Savings Plan effective January 1, 1997 -
                               Incorporated by reference to Exhibit (10)O(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1996.

                         (iv) Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997.

                   N.    (i)   Ecolab Mirror Pension Plan effective July 1,
                               1994 - Incorporated by reference to
                               Exhibit (10)O(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10)O hereof.

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

                   O.    (i)   The Ecolab Inc. Administrative Document for
                               Non-Qualified Benefit Plans - Incorporated by reference to Exhibit (10)P of the Company's 10-K
                               Annual Report for the year ended December 31, 1994.

                         (ii)  Amendment No. 1 to the Ecolab Inc.
                               Administrative Document for Non-Qualified
                               Benefit Plans effective July 1, 1997.

                         (iii) First Declaration to Amendment to the Ecolab Inc.
                               Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997.

                   P. Ecolab Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)N of the Company's Form 10-K Annual Report for the year ended December 31, 1993.

                   Q.    (i)   Amended and Restated Umbrella Agreement between
                               Henkel KGaA and Ecolab Inc. dated June 26,
                               1991 - Incorporated by reference to Exhibit 13 of HC Investments, Inc.'s and Henkel KGaA's
                               Amendment No. 4 to Schedule 13D dated July 16,
                               1991.

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

                              Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                   R.    Description of Ecolab Management Incentive Plan.

               (13) Those portions of the Company's Annual Report to
                    Stockholders for the year ended December 31, 1997 which are incorporated by reference into Parts I, II and IV hereof.

               (21) List of Subsidiaries as of March 2, 1998.

               (23)A. Consent of Coopers & Lybrand L.L.P. to Incorporation by Reference at page 30 hereof is filed as a part hereof.

                   B. Consent of KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft.

               (24) Powers of Attorney.

               (27)A.    Financial Data Schedule for year ended December 31,
                         1997.

                   B. Restated Financial Data Schedules for periods ended September 30, June 30 and March 31, 1997; and December 31, 1996.

                   C. Restated Financial Data Schedules for periods ended September 30, June 30 and March 31, 1996; and December 31, 1995.


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

  (10)C.       Ecolab Inc. 1997 Stock Incentive Plan.

  (10)D.       1988 Non-Employee Director Stock Option Plan.

  (10)E.       1995 Non-Employee Director Stock Option Plan.

  (10)F.       Ecolab Inc. 1997 Non-Employee Director Deferred Compensation
               Plan.

  (10)H.       Ecolab Non-Employee Directors' Retirement Plan.

  (10)I.       Ecolab Executive Death Benefits Plan.

  (10)J.       Ecolab Executive Long-Term Disability Plan.

  (10)K.       Ecolab Executive Financial Counseling Plan.

  (10)L.       Ecolab Supplemental Executive Retirement Plan.

  (10)M.       Ecolab Mirror Savings Plan.

  (10)N.       Ecolab Mirror Pension Plan.

  (10)O.       The Ecolab Inc. Administrative Document for Non-Qualified Benefit
               Plans.

  (10)P.       Ecolab Management Performance Incentive Plan.

  (10)R.       Ecolab Management Incentive Plan.

III. Reports on Form 8-K:

     The Company filed five Current Reports on Form 8-K for the quarter ended December 31, 1997.

         (i) Update of developments regarding the acquisition of Gibson Chemical Industries Limited of Melbourne, Victoria, Australia ("Gibson") (filed October 2, 1997).

         (ii) Announcement that Gibson Board of Directors recommended the Company's tender offer to Gibson shareholders (filed October 9,
               1997).

         (iii) Announcement of voting results of Special Meeting of Stockholders (filed October 22, 1997).

         (iv) Announcement of stock split and increased quarterly dividend (filed December 15, 1997).

         (v) Announcement of acquisition of controlling interest in Gibson (filed December 16, 1997).

     In addition, subsequent to the quarter ended December 31, 1997, the Company filed February 20, 1998 a Current Report on Form 8-K identifying important factors that could cause the Company's actual results to differ materially from those projected in the forward-looking statements of the Company.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1998.

                                   ECOLAB INC.
                                   (Registrant)



                                   By /s/ Allan L. Schuman
                                      ------------------------------------
                                        Allan L. Schuman, President
                                        and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 10th day of March, 1998.



/s/ Allan L. Schuman               President and Chief Executive Officer
-----------------------------      (Principal Executive Officer
Allan L. Schuman                   and Director)


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



/s/ Kenneth A. Iverson             Directors
-----------------------------
Kenneth A. Iverson
as attorney-in-fact for
Les S. Biller, Ruth S. Block,
James J. Howard, Joel W. Johnson,
Jerry W. Levin, Reuben F. Richards,
Richard L. Schall, Roland Schulz,
Philip L. Smith, Hugo Uyterhoeven,
and Albrecht Woeste

                         REPORT OF INDEPENDENT ACCOUNTANTS
                          ON FINANCIAL STATEMENT SCHEDULE





To the Shareholders and Board of Directors of Ecolab Inc.

     Our report on the consolidated financial statements of Ecolab Inc. has been incorporated by reference in this Form 10-K from page 49 of the 1997 Annual Report to Shareholders of Ecolab Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 31 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                        /s/ Coopers & Lybrand L.L.P.
                                        COOPERS & LYBRAND L.L.P.





Saint Paul, Minnesota
February 23, 1998

                      CONSENT OF COOPERS & LYBRAND L.L.P.
                         TO INCORPORATION BY REFERENCE








     We consent to the incorporation by reference in the Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 33-26241; 33-34000; 33-56151;
333-18627; 33-39228; 33-56125; 33-55984; 33-60266; 33-65364; 33-59431;
333-18617; 333-18627; 333-21167; 333-35519; and 333-40239) and the Registration
Statements of Ecolab Inc. on Form S-3 (Registration Nos. 333-14771 and 333-45295) of our reports dated February 23, 1998 on our audits of the consolidated financial statements and the related financial statement schedule of Ecolab Inc. as of December 31, 1997, 1996 and 1995, and for the years ended December 31, 1997, 1996 and 1995, which reports are included or incorporated by reference in this Annual Report on Form 10-K. We also consent to the references to our firm under the caption "Interests of Named Experts and Counsel" or "Incorporation of Documents by Reference" in certain Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 33-56101; 33-56151; 33-56125;
33-59431; 333-18617; 333-18627; 333-21167; 333-35519; and 333-40239) and under the caption "Experts" in the Registration Statements on Form S-3 of Ecolab Inc. (Registration Nos. 333-14771 and 333-45295).





                                        /s/ Coopers & Lybrand L.L.P.
                                        COOPERS & LYBRAND L.L.P.




Saint Paul, Minnesota
March 10, 1998

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     ECOLAB INC.
                                    (In Thousands)



-------------------------------------------------------------------------------------------------------------------------
     COL. A                               COL. B                COL. C                       COL. D             COL. E
-------------------------------------------------------------------------------------------------------------------------

                                                              Additions
                                                       ---------------------------
                                        Balance at     Charged to      Charged to                             Balance at
                                        Beginning      Costs and         Other                                   End
Description                             of Period       Expenses       Accounts (A)       Deductions (B)      of Period
-------------------------------------------------------------------------------------------------------------------------

 Allowance for Doubtful Accounts:

   Year Ended December 31, 1997          $9,343          $6,644         $  58               $(5,167)          $10,878

   Year Ended December 31, 1996          $8,331          $4,695         $ 538               $(4,221)          $ 9,343

   Year Ended December 31, 1995          $8,703          $4,011         $ 127               $(4,510)          $ 8,331




  (A) Reflects foreign currency translation adjustments and the effect of acquisitions.

  (B) Uncollectible accounts charged off, net of recovery of accounts previously written off.

                             INDEPENDENT AUDITORS' REPORT


The Board of Directors
Henkel-Ecolab Joint Venture:


We have audited the combined financial statements of Henkel-Ecolab Joint Venture as listed in the accompanying index. In connection with our audits of the combined financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These combined financial statements and financial statement schedule are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these combined financial statements and financial statement schedule based on our audits.


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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of the Henkel-Ecolab Joint Venture as of November 30 1997, 1996, 1995 and the results of its operations and its cash flows for the periods beginning December 1, 1996, 1995 and 1994, and ended November 30, 1997, 1996 and 1995 in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic combined financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Dusseldorf, Germany,
January 23, 1998

KPMG Deutsche Treuhand-Gesellschaft
Aktiengesellschaft
Wirtschaftsprufungsgesellschaft




/s/Haas                       /s/ Momken
Haas                          Momken                        [seal]
Wirtschaftsprufer             Wirtschaftsprufer

Henkel-Ecolab Joint Venture


INDEX TO COMBINED FINANCIAL STATEMENTS FOR THE YEARS ENDED NOVEMBER 30, 1997, NOVEMBER 30, 1996 AND NOVEMBER 30, 1995

-----------------------------------------------------------------------------

Independent Auditors' Report
Combined Statements of Income
Combined Balance Sheets
Combined Statements of Cash Flows
Combined Statements of Equity
Notes to the Combined Financial Statements
Financial Statement Schedule : Valuation and Qualifying Accounts and Reserves

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF INCOME




                                                  Twelve Months ended   Twelve Months ended   Twelve Months ended
(Thousands)                                        November 30, 1997     November 30, 1996     November 30, 1995

------------------------------------------------------------------------------------------------------------------

Net Sales                                          DM       1,447,443    DM       1,354,809    DM       1,308,935
Cost of Sales                                                 640,396               610,020               585,002
Selling, General and Administrative Expenses                  671,635               620,778               624,032
Royalties to Parents                                           24,372                22,718                28,180

------------------------------------------------------------------------------------------------------------------

Operating Income                                              111,040               101,293                71,721
Other Expenses/Income, principally Interest Expense,            2,471                 4,171                 7,977
Equity in Income of Affiliate                                     406                   320                   132

------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                    108,975                97,442                63,876
Provision for Income Taxes                                     51,267                45,334                31,637

------------------------------------------------------------------------------------------------------------------

Net Income                                         DM          57,708    DM          52,108    DM          32,239
                                                   --          ------    --          ------    --          ------
                                                   --          ------    --          ------    --          ------


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE


COMBINED BALANCE SHEETS



                                           November 30,     November 30,      November 30,
(Thousands)                                   1997             1996              1995

------------------------------------------------------------------------------------------


Assets

Cash and Cash Equivalents                 DM     34,233    DM    125,645    DM     67,272
Accounts Receivable, net                        326,539          284,016          269,160
Accounts Receivable from Related Parties         13,214           12,536           22,349
Loans to Related Parties                          6,894            8,007           15,778
Inventories                                     180,682          183,192          165,604
Prepaid Expenses and Other Current Assets        41,878           34,144           23,869
Deferred Taxes                                    7,323            5,647            5,275

------------------------------------------------------------------------------------------

     Current Assets                             610,763          653,187          569,307

------------------------------------------------------------------------------------------

Investment in Affiliated Company, net             5,688            8,073            8,330
Property, Plant and Equipment, net              178,125          167,555          160,118
Intangible and Other Assets, net                 60,490           32,122           31,098
Deferred Taxes                                   12,943           10,724           11,339

------------------------------------------------------------------------------------------

     Total Assets                          DM   868,009     DM   871,661     DM   780,192
                                           ------------     ------------     ------------

------------------------------------------------------------------------------------------

Liabilities and Equity

Current Portion of Long Term Debt          DM       656     DM       652     DM       712
Short Term Debt                                  24,318           72,972           17,695
Loans from Related Parties                        1,159            7,445           48,437
Accounts Payable                                103,429           98,274           84,764
Accounts Payable to Related Parties              31,840           82,294           28,906
Accrued Liabilities                             180,031          177,668          140,361
Income Taxes                                     54,600           36,269           37,996

------------------------------------------------------------------------------------------

     Current Liabilities                        396,033          475,574          358,871

------------------------------------------------------------------------------------------

Employee Benefit Obligations                    127,818          106,766           94,528
Long Term Debt, less Current Maturities           4,762            5,383            5,905
Deferred Taxes                                    3,998            3,612            2,489

------------------------------------------------------------------------------------------

Combined Equity                                 335,398          280,326          318,399

------------------------------------------------------------------------------------------

     Total Liabilities and Equity          DM   868,009     DM   871,661     DM   780,192
                                           ------------     ------------     ------------

See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE


COMBINED STATEMENTS OF CASH FLOWS


                                                 Twelve Months ended      Twelve Months ended      Twelve Months ended
(Thousands)                                        November, 30 1997        November, 30 1996        November, 30 1995

----------------------------------------------------------------------------------------------------------------------

NET INCOME                                       DM           57,708      DM           52,108      DM           32,239

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                 64,556                   59,880                   54,153
Equity in Income of Affiliated Company                          (406)                    (320)                    (132)
Provision for Doubtful Accounts and Other                      6,668                    1,477                      791
Gain on Sale of Property and Equipment                          (996)                  (1,580)                  (1,075)
Deferred Income Taxes                                         (3,509)                   1,366                     (624)

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) in Accounts Receivable                            (45,557)                 (16,333)                  (9,255)
(Increase) / Decrease in Due from Related
Parties                                                       (2,038)                   9,813                   (6,718)
Decrease / (Increase) in Inventories                           5,092                  (17,588)                  (3,190)
Increase in Accounts Payable and Accrued
Liabilities                                                    2,530                   50,817                   16,064
Increase/(Decrease) in Due to Related Parties                 14,724                   (7,412)                  (4,164)
Increase / (Decrease) in Income Taxes Payable                 17,597                   (1,727)                  (3,382)
(Increase) in Other Current Assets                            (7,619)                 (10,275)                  (1,341)
Increase in Employee Benefit Obligations                      15,802                   12,238                    9,979
                                                       -------------            -------------            -------------

Cash Provided by Operating Activities                        124,552                  132,464                   83,345
                                                       -------------            -------------            -------------

INVESTING ACTIVITIES
Expenditures for Property and Equipment                      (72,764)                 (69,942)                 (63,024)
Expenditures for Intangible and Other Assets                  (4,662)                 (10,920)                 (11,825)
Purchase of Businesses Net of Cash Acquired                  (32,961)                       -                        -
Proceeds from Sale of Property and Equipment                  12,374                   21,444                    8,070
Decrease in Loans to Related Parties                           1,113                    7,771                   22,362
                                                       -------------            -------------            -------------

Cash Used for Investing Activities                           (96,900)                 (51,647)                 (44,417)
                                                       -------------            -------------            -------------

FINANCING ACTIVITIES

(Repayments of) / Proceeds from Bank Debt, net               (48,672)                  54,695                   (2,192)
(Decrease) in Loans from Related Parties                      (6,286)                 (40,992)                 (15,373)
Dividends and Withdrawals from Equity                        (65,530)                 (33,245)                 (17,063)
                                                       -------------            -------------            -------------

Cash Used for Financing Activities                          (120,488)                 (19,542)                 (34,628)
                                                       -------------            -------------            -------------

EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                    1,424                   (2,902)                   1,994
                                                       -------------            -------------            -------------

(DECREASE) / INCREASE IN CASH AND
CASH EQUIVALENTS                                             (91,412)                  58,373                    6,294

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                                    125,645                   67,272                   60,978
                                                       -------------            -------------            -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD       DM           34,233      DM          125,645      DM           67,272
                                                       -------------            -------------            -------------
                                                       -------------            -------------            -------------


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB JOINT VENTURE

COMBINED STATEMENTS OF EQUITY

(Thousands)



                          Contributed     Retained     Cumulative
                            Capital       Earnings      Foreign        Total
                                                        Currency
                                                       Translation

                       ---------------------------------------------------------

Balance
November 30, 1994  DM        211,704       114,829       (21,375)      305,158

Net Income                                  32,239                      32,239

Dividends                                  (17,063)                    (17,063)

Translation
Adjustment                                                (1,935)       (1,935)

                       ---------------------------------------------------------

Balance
November 30, 1995  DM        211,704       130,005       (23,310)      318,399

Net Income                                  52,108                      52,108

Dividends                                  (45,045)                    (45,045)

Equity Withdrawals           (49,000)                                  (49,000)

Translation
Adjustment                                                 3,864         3,864

                       ---------------------------------------------------------

Balance
November 30, 1996  DM        162,704       137,068       (19,446)      280,326

Net Income                                  57,708                      57,708

Dividends                                   (4,730)                     (4,730)

Contributions                  1,515                                     1,515

Translation
Adjustment                                                   579           579

                       ---------------------------------------------------------

Balance
November 30, 1997  DM        164,219       190,046       (18,867)      335,398
-----------------------      -------       -------       --------      -------


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

The Joint Venture enters into foreign currency forward and option contracts to hedge specific foreign currency exposures. Gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged or included in other expenses, principally interest expense, net. The cash flows from such contracts are classified in the same category as the transaction hedged in the Combined Statement of Cash Flows.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Interest income for the period totaled TDM 4,599 in 1997, TDM 4,479 in 1996 and TDM 3,494 in 1995.

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

The investment in this affiliated company consists of 33 percent of the common stock of Comac SpA, Verona. The unamortized portion of the excess of cost over the Joint Venture's share of net assets of Comac amounts to TDM 3,200 at November 30, 1997, TDM 3,948 at November 30, 1996 and TDM 4,696 at November 30, 1995. The market value of the investment cannot be determined.

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

INTANGIBLE ASSETS

Intangible assets primarily consist of amounts by which cost of acquisitions exceeded the values assigned to net tangible assets. These assets are amortized over their estimated lives, periods from 3 to 15 years. Total amortization of all intangible assets amounted to TDM 11,188 in 1997, TDM 12,588 in 1996 and TDM 7,469 in 1995.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

HENKEL-ECOLAB JOINT VENTURE


2. BALANCE SHEET INFORMATION


(Thousands)                                       November 30,     November 30,     November 30,
                                                     1997             1996             1995

------------------------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE, NET
Accounts Receivable, Trade                     DM    349,054    DM    300,215    DM    283,434
Allowance for Doubtful Accounts                       22,515           16,199           14,274
                                                  --------------------------------------------
                                               DM    326,539    DM    284,016    DM    269,160
                                                     -------          -------          -------
                                                     -------          -------          -------

INVENTORIES
Raw Materials                                  DM     40,355    DM     39,097    DM     41,646
Work in Process                                       11,494           10,673           10,773
Finished Goods                                       128,833          133,422          113,185
                                                  --------------------------------------------
    Total                                      DM    180,682    DM    183,192    DM    165,604
                                                     -------          -------          -------
                                                     -------          -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET
Land                                           DM      6,380    DM      6,316    DM      6,273
Buildings and Improvements                            75,072           73,487           75,122
Machinery and Equipment                              139,943          126,852          112,230
Merchandising Equipment, Furniture and
Fixtures                                             240,151          199,073          199,713
Construction in Progress                               6,118            3,828            3,204
                                                  --------------------------------------------
                                                     467,664          409,556          396,542
Accumulated Depreciation and Amortization            289,539          242,001          236,424
                                                  --------------------------------------------
    Total                                      DM    178,125    DM    167,555    DM    160,118
                                                     -------          -------          -------
                                                     -------          -------          -------


INTANGIBLE AND OTHER ASSETS, NET
Goodwill on Acquisitions prior to July 1,1991  DM     20,941    DM     20,941    DM     20,941
Goodwill on Acquisitions after July 1,1991            54,112           20,578           16,469
Additional Minimum Pension Liability                   3,487
Other Intangible Assets, including
Capitalized Computer Software                         31,198           32,322           19,542
                                                  --------------------------------------------
                                                     109,738           73,841           56,952
Accumulated Depreciation                              49,736           42,032           27,367
                                                  --------------------------------------------
     Total Intangible Assets, net                     60,002           31,809           29,585
Other Assets, net                                        488              313            1,513
                                                  --------------------------------------------
     Total                                     DM     60,490    DM     32,122    DM     31,098
                                                     -------          -------          -------
                                                     -------          -------          -------

COMBINED EQUITY
Contributed Capital                            DM    162,704    DM    162,704
Retained Earnings                                    173,703          137,068
Cumulative Foreign Currency Translation              (20,240)         (19,446)
                                                  ---------------------------
                                               DM    316,167    DM    280,326
                                                     -------          -------
                                                     -------          -------

3. RELATED PARTY TRANSACTIONS

The Joint Venture has entered into a variety of contractual arrangements, including those discussed in the following paragraphs for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Joint Venture entities purchase institutional and industrial hygiene products (primarily finished goods inventory) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements require these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Purchases totalled TDM 221,341 in 1997, TDM 232,581 in 1996 and TDM 239,819 in 1995.

Henkel also provides certain Joint Venture entities with elective services which include, but are not limited to General Administration, Payroll Administration, Accounting, Research and Development. The cost of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Fees paid by the Joint Venture in consideration for these services amounted to TDM 14,807 in 1997, TDM 14,228 in 1996 and TDM 20,356 in 1995.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Royalty expense related to this technology transfer agreement amounted to TDM 24,372 in 1997, TDM 22,718 in 1996 and TDM 28,180 in 1995.

The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an over-draft basis and through short term loans of more than 3 months. There is currently no maximum level of borrowing specified under this agreement. The interest rate basis for both arrangements is the London Interbank Offering Rate (interest rate for German Marks overdrafts 3.625 % per November 30, 1997 and 3.80 % for 3 month short term German Marks loans per November 30, 1997); on overdrafts, approximately between 0.5 - 1.25 percentage point is paid to compensate Henkel for administration costs.

At November 30, 1997 the Joint Venture had borrowed TDM 1,159, from Henkel Group Companies, TDM 7,445 in 1996 and TDM 48,437 in 1995. The loans receivable from Henkel Group Companies had totalled TDM 6,894 in 1997, TDM 8,007 in 1996 and TDM 15,778 in 1995. The fair values of intercompany loans receivable and payable approximate book value.

Interest expense to related companies totalled TDM 1,302 in the year ended November 30, 1997, TDM 1,463 in 1996 and TDM 6,235 in 1995. Interest income from related companies amounted to TDM 982 for the year ended November 30, 1997, TDM 1,180 in 1996 and TDM 3,251 in 1995.

During 1997 the Joint Venture began to charge the parents for certain costs incurred on behalf of the parents which by their nature are not arm's length. The Joint Venture has reflected such costs in the amount of TDM 1,515 as contributed capital.

4. INCOME TAXES

The provision for income taxes totalled TDM 51,267, compared to November 30, 1996 TDM 45,334 and November 30, 1995 TDM 31,637. The net deferred taxes included in the provision for income taxes for 1997 were TDM 3,509 credit, for 1996 TDM 1,366 debit and for 1995 TDM 624 credit.

The components of the Joint Venture's overall net deferred tax asset at November 30, 1997, at November 30, 1996 and at November 30, 1995 are as follows:



Deferred tax assets:                    November       November       November
                                        30, 1997       30, 1996       30, 1995
                                        --------       --------       --------
                                        TDM            TDM            TDM

Goodwill amortization                        0              0            642
Tax loss carryforwards                  10,256          9,576          7,894
Accruals, not permitted for
tax purposes                             4,823          3,612          3,355
Inventory valuation                      3,316          2,530          1,847
Pension provision, not deductible        9,292          7,024          4,926
Intangible assets (other than
goodwill) amortization                     227          1,663          1,535
Fixed assets                             6,606          2,692          5,203
Other                                    2,831         1,605           1,516
                                       -------------------------------------
Total gross deferred tax assets         37,351         28,702         26,918
Valuation allowance                    (15,450)       (10,387)        (7,665)
                                       -------------------------------------
Total deferred tax assets               21,901         18,315         19,521
                                       -------------------------------------

Deferred tax liabilities:

Depreciation on tangible assets         (4,127)        (3,995)        (3,555)
Other                                   (1,506)        (1,561)        (1,573)
                                       -------------------------------------
Total deferred tax liabilities          (5,633)        (5,556)        (5,128)
                                       -------------------------------------

Net deferred tax asset                  16,268         12,759         14,125
                                       -------------------------------------
                                       -------------------------------------

At November 30, 1997, the Joint Venture had net foreign operating loss carryforwards for tax purposes of approximately TDM 30,987 compared to November 30, 1996 TDM 27,535 and compared to November 30, 1995 TDM 25,163. A significant portion of these losses have an indefinite carryforward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1997.

A reconciliation of the statutory German trade tax and federal corporate income tax rate to the effective income tax rate was:


                                    1997      1996      1995
                                    ----      ----      ----

Statutory German rate              44.4%     44.4%     44.4%
Other European rates               (4.4)     (8.0)     (7.5)
Losses and deferred items
without offsetting tax benefits     1.0       1.9       5.8
Provision for taxes arising
from tax examination                4.6       4.9       5.9
Different tax base in Germany       1.5       1.4       0.5
Deferred taxes refundable to
parent                              0.2       0.6       3.8
Other                              (0.3)     (1.3)     (3.4)
                                   -----     -----     -----
Effective income tax rate          47.0%     46.5%     49.5%
                                   -----     -----     -----
                                   -----     -----     -----

The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture.

In 1997, the tax payments were TDM 32,756, in 1996 TDM 19,128 and in 1995 TDM 24,503.

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

A summary of all the components of net periodic pension cost concerning the plans in Germany, Belgium, the Netherlands, Great Britain and Austria for the twelve months ended November 30, 1997, 1996 and 1995 follows (TDM):


                                    1997      1996       1995

Service cost-employee benefits      8,594     7,131     6,876
Interest cost                      10,429     9,109     8,256
Return on assets                   (4,178)   (3,130)   (2,922)
Net amortization and deferral         768        74       261
Employee contributions               (370)     (329)     (273)
                                   -------   -------   -------
Total pension expense              15,243    12,855    12,198
                                   -------   -------   -------
                                   -------   -------   -------

The status of the above employee pension benefit plans at November 30, 1997, 1996 and 1995 is summarized below (TDM):


Actuarial present value of:        1997        1996      1995

Vested benefit obligation          138,931   105,068    94,350
Non-vested accumulated
benefit obligation                  10,458     9,513     8,967
                                   -------   -------   -------
Accumulated benefit obligation     149,389   114,581   103,307
                                   -------   -------   -------
                                   -------   -------   -------

Projected benefit obligation       171,497   138,189   126,351
Fair value of plan assets           61,854    45,839    41,855
                                   -------   -------   -------
Funded status                      109,643    92,350    84,496
Unrecognized net transition
obligation                           7,839     4,709     5,190
Unrecognized prior service cost        325         0         0
Unrecognized net (gain)/loss           605     4,175     5,252
Additional minimum pension
liability                            3,487         0         0
                                   -------   -------   -------
Unfunded accrued pension cost      104,361    83,466    74,054
                                   -------   -------   -------
                                   -------   -------   -------

The following assumptions have been used to develop net periodic pension expense and the actuarial present value of projected benefit obligations:




                               1997             1996          1995

Assumed discount rate        7.5- 6.0 %      7.0- 5.0 %     7.0- 5.0 %

Expected return on plan      6,0-10,0 %      7,0-10,0 %     7,0-10,0 %
assets

Rate of increase in future
compensation levels          6.0- 2.5 %      5.0- 3.0 %     5.0- 3.0 %

Pursuant to the provisions of Statement of Financial Accounting Standards No. 87, "Employer's Accounting for Pensions", the Joint Venture recorded an additional minimum pension liability adjustment of TDM 3,487 as of November 30, 1997, representing the amount by which the accumulated benefit obligation exceeded the accrued pension liability for the German plans. The additional liability is offset by an intangible asset recorded under "Intangible and Other Assets, net" as of November 30, 1997.

Other Joint Venture-specific saving plans, post-retirement and post-employment benefit plans requiring contribution by the Joint Venture are not material.

6. TOTAL INDEBTEDNESS

Short Term Debt

As of November 30, 1997 short term debt totalled TDM 24,318 compared to November 30, 1996 TDM 72,972 and compared to November 30, 1995 TDM 17,695, generally in short term credit line facilities with interest rates based on local money market rates. As of November 30, 1997 the three main balances are in Italian Lira in the equivalent amount of TDM 7,669 at an interest rate of 6.67 % p.a., in Dutch Guilders in the equivalent amount of TDM 7,099 at an interest rate of 4.05 % p.a. and in Spanish Peseta in the equivalent amount of TDM 2,687 at an interest rate of 7.9 % p.a..

Long Term Debt


                              1997      1996      1995
                              -----     -----     -----
                              TDM       TDM       TDM

Notes                         5,418     6,035     6,617
Less current maturities         656       652       712
                              -----     -----     -----
Total                         4,762     5,383     5,905
                              -----     -----     -----
                              -----     -----     -----

The total long term debt amount is borrowed in Danish Krona at an average interest rate of 10.15 % p.a.. As of November 30, 1997, the aggregate annual maturities of long term debt were:

1998 - TDM   656              1999 - TDM   656
2000 - TDM   164              2001 - TDM 3,940

Interest expense related to all debt was TDM 6,146 in 1997, compared to November 30, 1996 TDM 4,133 and compared to November 30, 1995 TDM 4,329. No significant differences existed between interest expense and interest paid.

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

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (TDM):


                         November 30,1997         November 30,1996
                         ----------------         ----------------
                         Notional   Credit        Notional   Credit
                         Amount   Exposure        Amount   Exposure
                         ------   --------        ------   --------

Forwards                 57,077    0              17,562    0
Options purchased         7,054    0                   0    0
                         ------    -              ------    -
                         64,131    0              17,562    0
                         ------    -              ------    -
                         ------    -              ------    -

The primary purpose of foreign exchange contracts is to hedge various intercompany loans. The Joint Venture also enters to a limited extent into forward exchange and option contracts to hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a 12 month time horizon. Gains and losses arising on hedged loan transactions are accrued to income over the period of the hedge.

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


                                   1997            1996
                              --------------   --------------
                              Buy       Sell   Buy      Sell

Italian Lira/US-Dollar         9,494   9,668        0       0
Italian Lira/French Franc      6,009   5,977        0       0
Italian Lira/Danish Krona      4,488   4,466        0       0
Italian Lira/Swedish Krona     3,659   3,651        0       0
Pound Sterling                13,042  12,807    9,196   9,336
US-Dollar                     10,647  10,551        0       0
French Franc                   2,988   2,988        0       0
Finmark/Swedish Krona          1,832   1,826    2,291   2,287
Swiss Franc                    6,182   6,186        0       0
Irish Pound                    3,651   3,623    3,262   3,311
Pound Sterling/Belgium Franc       0       0    2,439   2,515
Swedish Krona/Belgium Franc    1,015   1,033        0       0
Swedish Krona/Danish Krona     1,124   1,154      374     387
                              --------------   --------------
                              64,131  63,930   17,562  17,836
                              ------  ------   ------  ------
                              ------  ------   ------  ------

c) Fair Value of Off Balance Sheet Financial Instruments

The fair value of off balance sheet financial instruments is not significant.

8. RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were DM 35.7 million in 1997, DM 31.8 million in 1996 and DM 33.0 million in 1995.

9. COMMITMENTS AND CONTINGENCIES

The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1997 (TDM):


               1998           24,014
               1999           19,147
               2000           12,246
               2001            5,668
               2002            5,315
               thereafter      6,078
                              ------

               Total          72,468
                              ------
                              ------

Rent expense for the twelve month period ended November 30, 1997, was approximately TDM 27,416, compared to November 30, 1996 approximately TDM 18,503 and compared to November 30, 1995 approximately TDM 17,790.

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

The Joint Venture's operations and customers are located throughout in Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1997, 1996 and 1995, and there were no significant accounts receivable from a single customer at November 30, 1997, 1996 and 1995. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

HENKEL-ECOLAB JOINT VENTURE

 Schedule - Valuation and Qualifying Accounts and Reserves
         (Thousands)


----------------------------------------------------------------------

      Description        Balance,   Additions   Deductions   Balance,
                         Beg. of       (a)         from      Close of
                          Period                 Reserve      Period
                                                   (b)

----------------------------------------------------------------------

  Period Ended
  November 30, 1995

  Allowance for      DM     13,483       5,365       4,574      14,274
    doubtful
    Accounts
                         ----------------------------------------------
                     DM     13,483       5,365       4,574      14,274
                         ----------------------------------------------
                         ----------------------------------------------

  Period Ended
  November 30, 1996

  Allowance for      DM     14,274       5,439       3,514      16,199
    doubtful
    Accounts
                         ----------------------------------------------
                     DM     14,274       5,439       3,514      16,199
                         ----------------------------------------------
                         ----------------------------------------------

  Period Ended
  November 30, 1997

  Allowance for      DM     16,199      13,400       7,084      22,515
    doubtful
    Accounts
                         ----------------------------------------------
                     DM     16,199      13,400       7,084      22,515
                         ----------------------------------------------
                         ----------------------------------------------


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

                                    EXHIBIT INDEX

The following documents are filed as exhibits to this Report.




                                                         METHOD OF
EXHIBIT NO.       DOCUMENT                                FILING
-----------       --------                               ---------

  (3)A.           Restated Certificate of            Incorporated by
                  Incorporation.                     reference to Exhibit
                                                     (3) to the Company's
                                                     Current Report on Form
                                                     8-K dated October 22,
                                                     1997.

     B.           By-Laws, as amended through        Filed herewith
                  February 20, 1998.                 electronically.

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

     C.           Rights Agreement dated as of       Incorporated by
                  February 24, 1996.                 reference to Exhibit
                                                     (4) of the Company's
                                                     Current Report on Form
                                                     8-K dated February 24,
                                                     1996.

     D.           Note Agreement dated as of         Incorporated by
                  October 1, 1991 relating to        reference to Exhibit
                  $100,000,000 9.68% Senior Notes    (4)F of the Company's
                  Due October 1, 2001 between the    Form 10-K Annual Report
                  Company and the insurance          for the year ended
                  companies named therein.           December 31, 1991.

     E.(i)        Multicurrency Credit Agreement     Incorporated by
                  ("Credit Agreement") dated as of   reference to Exhibit
                  September 29, 1993, as Amended     (4)A of the Company's
                  and Restated as of October 17,     Form 10-Q for the
                  1997, among the Company, the       quarter ended September
                  financial institutions party       30, 1997.
                  thereto, Citibank, N.A., as
                  Agent, Citibank International
                  Plc, as Euro-Agent and Morgan
                  Guaranty Trust Company of New
                  York as Co-Agent.

                                                         METHOD OF
EXHIBIT NO.       DOCUMENT                                FILING
-----------       --------                               ---------

       (ii)       Australian Dollar Local Currency   Incorporated by
                  Addendum to the Credit Agreement.  reference to Exhibit
                                                     (4)B of the Company's
                                                     Form 10-Q for the
                                                     quarter ended September
                                                     30, 1997.

     F.           Indenture dated as of November 1,  Incorporated by
                  1996 as amended and supplemented, reference to Exhibit between the Company and the First 4.1 of the Company's
                  National Bank of Chicago as        Amendment No. 1 to Form
                  Trustee.                           S-3 filed November 15,
                                                     1996.


     G.           Form of Underwriting Agreement.    Incorporated by
                                                     reference to Exhibit 1
                                                     of the Company's
                                                     Amendment No. 1 to Form
                                                     S-3 filed November 15,
                                                     1996

  (9)             Amended and Restated               See Exhibit (10)Q(iv)
                  Stockholder's Agreement.           hereof.

  (10)A.          Ecolab Inc. 1977 Stock Incentive   Filed herewith
                  Plan, as amended through November  electronically.
                  1, 1996.

      B.          Ecolab Inc. 1993 Stock Incentive   Incorporated by
                  Plan.                              reference to Exhibit
                                                     (10)B of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1992.

      C.          Ecolab Inc. 1997 Stock Incentive   Incorporated by
                  Plan.                              reference to Exhibit
                                                     (10)C of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1997.

      D.          1988 Non-Employee Director Stock   Incorporated by
                  Option Plan as amended  through    reference to Exhibit
                  February 23, 1991.                 (10)D of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1990.

                                                         METHOD OF
EXHIBIT NO.       DOCUMENT                                FILING
-----------       --------                               ---------


      E.          1995 Non-Employee Director Stock   Incorporated by
                  Option Plan.                       reference to Exhibit
                                                     (10)D of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1994.

      F.          Ecolab Inc. 1997 Non-Employee      Incorporated by
                  Director Deferred Compensation     reference to Exhibit
                  Plan.                              (10)F of the Company's
                                                     Form 10-K for the year
                                                     ended December 31,
                                                     1996.

      G.          Form of Director Indemnification   Incorporated by
                  Agreement dated August 11, 1989.   reference to Exhibit
                  Substantially identical            (19)A of the Company's
                  agreements are in effect as to     Form 10-Q for the
                  each director of the Company.      quarter ended
                                                     September 30, 1989.

      H.(i)       Ecolab Non-Employee Directors'     Incorporated by
                  Retirement Plan.                   reference to Exhibit
                                                     (10)I of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1991.

        (ii)      First Declaration of Amendment to  Filed herewith
                  Ecolab Non-Employee Directors'     electronically.
                  Retirement Plan.

      I.(i)       Ecolab Executive Death Benefits    Incorporated by
                  Plan, as amended and restated      reference to Exhibit
                  effective March 1, 1994.           (10)J of the Company's
                                                     10-K Annual Report for
                                                     the year ended December
                                                     31, 1994.  See also
                                                     Exhibit (10)O hereof.

        (ii)      Amendment No. 1 to Ecolab          Filed herewith
                  Executive Death Benefits Plan.     electronically.

      J.          Ecolab Executive Long-Term         Incorporated by
                  Disability Plan, as amended and    reference to Exhibit
                  restated effective January 1,      (10)K of the Company's
                  1994.                              10-K Annual Report for
                                                     the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

                                                         METHOD OF
EXHIBIT NO.       DOCUMENT                                FILING
-----------       --------                               ---------

      K.          Ecolab Executive Financial         Incorporated by
                  Counseling Plan.                   reference to Exhibit
                                                     (10)K of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1992.

      L.(i)       Ecolab Supplemental Executive      Incorporated by
                  Retirement Plan, as amended and    reference to Exhibit
                  restated effective July 1, 1994.   (10)M(i) of the
                                                     Company's 10-K Annual
                                                     Report for the year
                                                     ended December 31,
                                                     1994.  See also Exhibit
                                                     (10)O hereof.

        (ii)      First Declaration of Amendment to  Incorporated by
                  Ecolab Supplemental Executive      reference to Exhibit
                  Retirement Plan effective as of    (10)M(ii) of the
                  July 1, 1994.                      Company's 10-K Annual
                                                     Report for the year
                                                     ended December 31,
                                                     1994.

        (iii)     Second Declaration of Amendment    Incorporated by
                  to Ecolab Supplemental Executive   reference to Exhibit
                  Retirement Plan effective as of    (10)M(iii) of the
                  July 1, 1994.                      Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1995

      M.(i)       Ecolab Mirror Savings Plan as      Incorporated by
                  amended and restated effective     reference to Exhibit
                  September 1, 1994.                 (10)N of the Company's
                                                     10-K Annual Report for
                                                     the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

        (ii)      First Declaration of Amendment to  Incorporated by
                  Ecolab Mirror Savings Plan         reference to Exhibit
                  effective as of January 1, 1995.   (10)N(ii) of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1995.

        (iii)     Second Declaration of Amendment    Incorporated by
                  to Ecolab Mirror Savings Plan      reference to Exhibit
                  effective January 1, 1997          (10)O(iii) of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1996.

                                                       METHOD OF
EXHIBIT NO.       DOCUMENT                              FILING
-----------       --------                             ---------

        (iv)      Third Declaration of Amendment to  Filed herewith
                  Ecolab Mirror Savings Plan         electronically.
                  effective November 13, 1997.

      N.(i)       Ecolab Mirror Pension Plan         Incorporated by
                  effective July 1, 1994.            reference to Exhibit
                                                     (10)O(i) of the
                                                     Company's Annual Report
                                                     on Form 10-K for the
                                                     year ended December 31,
                                                     1994.  See also Exhibit
                                                     (10)O hereof.

        (ii)      First Declaration of Amendment to  Incorporated by
                  Ecolab Mirror Pension Plan         reference to Exhibit
                  effective as of July 1, 1994.      (10)O(ii) of the
                                                     Company's Annual Report
                                                     on Form 10-K for the
                                                     year ended December 31,
                                                     1994.

        (iii)     Second Declaration of Amendment    Incorporated by
                  to Ecolab Mirror Pension Plan      reference to Exhibit
                  effective as of July 1, 1994.      (10)O(iii) of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1995.

      O.(i)       The Ecolab Inc. Administrative     Incorporated by
                  Document for Non-Qualified         reference to Exhibit
                  Benefit Plans.                     (10)P of the Company's
                                                     10-K Annual Report for
                                                     the year ended
                                                     December 31, 1994.

        (ii)      Amendment No. 1 to the Ecolab      Filed herewith
                  Inc. Administrative Document for   electronically.
                  Non-Qualified Benefit Plans
                  effective July 1, 1997.

        (iii)     First Declaration to Amendment to  Filed herewith
                  the Ecolab Inc. Administrative     electronically.
                  Document for Non-Qualified
                  Benefit Plans effective November
                  13, 1997.

      P.          Ecolab Management Performance      Incorporated by
                  Incentive Plan.                    reference to Exhibit
                                                     (10)N of the Company's
                                                     Form 10-K Annual Report
                                                     for the year ended
                                                     December 31, 1993.

                                                         METHOD OF
EXHIBIT NO.       DOCUMENT                                FILING
-----------       --------                               ---------

      Q.(i)       Amended and Restated Umbrella      Incorporated by
                  Agreement between Henkel KGaA and  reference to Exhibit 13
                  Ecolab Inc. dated June 26, 1991.   of HC Investments,
                                                     Inc.'s and Henkel
                                                     KGaA's Amendment No. 4
                                                     to Schedule 13D dated
                                                     July 16, 1991.

        (ii)      Amended and Restated Joint         Incorporated by
                  Venture Agreement between Henkel   reference to Exhibit 14
                  KGaA and Ecolab Inc. dated June    of HC Investments,
                  26, 1991.                          Inc.'s and Henkel
                                                     KGaA's Amendment No. 4
                                                     to Schedule 13D dated
                                                     July 16, 1991.

        (iii) Amended and Restated ROW Purchase Incorporated by Agreement between Henkel KGaA and reference to Exhibit
                  Ecolab Inc. dated June 26, 1991.   (7) of the Company's
                                                     Current Report on Form
                                                     8-K dated July 11,
                                                     1991.

        (iv)      Amended and Restated               Incorporated by
                  Stockholder's Agreement between    reference to Exhibit 15
                  Henkel KGaA and Ecolab Inc. dated  of HC Investments,
                  June 26, 1991.                     Inc.'s and Henkel
                                                     KGaA's Amendment No. 4
                                                     to Schedule 13D dated
                                                     July 16, 1991.

      R.          Description of Ecolab Management   Filed herewith
                  Incentive Plan.                    electronically.

  (13)            Those portions of the Company's    Filed herewith
                  Annual Report to Stockholders for electronically. the year ended December 31, 1997 which are incorporated by reference into Parts I, II and IV hereof.

  (21)            List of Subsidiaries as of March   Filed herewith
                  2, 1998.                           electronically.

  (23)A.          Consent of Coopers & Lybrand       Filed at page 30
                  L.L.P. to Incorporation by         hereof.
                  Reference.

      B.          Consent of KPMG Deutsche           Filed herewith
                  Treuhand-Gesellschaft              electronically.
                  Aktiengesellschaft.

  (24)            Powers of Attorney.                Filed herewith
                                                     electronically.

                                                       METHOD OF
EXHIBIT NO.       DOCUMENT                              FILING
-----------       --------                             ---------

  (27)A.          Financial Data Schedules for       Filed herewith
                  year ended December 31, 1997.      electronically.

      B.          Restated Financial Data Schedules  Filed herewith
                  for periods ended September 30,    electronically.
                  June 30 and March 31, 1997;
                  and December 31, 1996.

      C.          Restated Financial Data Schedules  Filed herewith
                  for periods ended September 30,    electronically.
                  June 30 and March 31, 1996;
                  and December 31, 1995.

  COVER           Cover Letter.                      Filed herewith
                                                     electronically.