Form 10-Q
period 1998-03-31
ECOLAB INC
filed 1998-05-13
CIK 31462

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 1998

                                  OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission File No. 1-9328
                    ------

                              ECOLAB INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                        41-0231510
------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification No.)

     Ecolab Center, 370 N. Wabasha Street, St. Paul, Minnesota  55102
------------------------------------------------------------------------------
          (Address of principal executive offices)(Zip Code)

                            612-293-2233
                            ------------
         (Registrant's telephone number, including area code)

                             (Not Applicable)
------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
     ---           ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

128,752,964 shares of common stock, par value $1.00 per share.

                     PART I - FINANCIAL INFORMATION

                              ECOLAB INC.
                    CONSOLIDATED STATEMENT OF INCOME

                                                         First Quarter Ended      Year Ended
                                                              March 31            December 31
(thousands, except per share)                             1998         1997          1997
                                                        --------     --------     -----------
                                                             (unaudited)
Net Sales                                               $436,362     $373,760     $1,640,352

Cost of Sales                                            195,909      165,726        722,084

Selling, General
  and Administrative Expenses                            186,733      164,604        699,764
                                                        --------     --------     ----------
Operating Income                                          53,720       43,430        218,504

Interest Expense, Net                                      5,406        2,998         12,637
                                                        --------     --------     ----------
Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                           48,314       40,432        205,867

Provision for Income Taxes                                20,289       16,577         85,345

Equity in Earnings of
  Henkel-Ecolab Joint Venture                              2,563        2,349         13,433
                                                        --------     --------     ----------

Net Income                                              $ 30,588     $ 26,204     $  133,955
                                                        --------     --------     ----------
                                                        --------     --------     ----------

Net Income Per Common Share
  Basic                                                  $  0.24        $0.20     $     1.03
  Diluted                                                $  0.23        $0.20     $     1.00

Dividends Per Common Share                               $ 0.095        $0.08     $    0.335

Weighted Average Common Shares
 Outstanding
 Basic                                                   128,958      129,548        129,446
 Diluted                                                 133,934      133,520        133,822

See notes to consolidated financial statements.

                              ECOLAB INC.
                       CONSOLIDATED BALANCE SHEET

                                                        March 31      March 31    December 31
(thousands)                                               1998          1997          1997
                                                        --------      --------    ------------
                                                            (unaudited)
ASSETS

Cash and cash equivalents                              $   18,624   $   63,510    $   61,169

Accounts receivable, net                                  242,669      205,426       246,041

Inventories                                               153,775      131,110       154,831

Deferred income taxes                                      35,047       29,107        34,978

Other current assets                                       38,815        8,669        12,482
                                                       ----------   ----------    ----------
Current Assets                                            488,930      437,822       509,501


Property, Plant and
  Equipment, Net                                          385,493      335,221       395,562


Investment in Henkel-Ecolab
  Joint Venture                                           234,084      248,983       239,879


Other Assets                                              279,205      157,745       271,357
                                                       ----------   ----------    ----------

Total Assets                                           $1,387,712   $1,179,771    $1,416,299
                                                       ----------   ----------    ----------
                                                       ----------   ----------    ----------



See notes to consolidated financial statements.










                              (Continued)

                              ECOLAB INC.
                 CONSOLIDATED BALANCE SHEET, Continued

                                                         March 31       March 31     December 31
(thousands, except per share)                              1998           1997          1997
                                                        ---------     ----------     ----------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                         $  57,645     $   30,232     $   48,884

Accounts payable                                          118,122         97,877        130,682

Compensation and benefits                                  60,077         53,864         74,317

Income taxes                                               23,994         28,868         13,506

Other current liabilities                                 130,668        108,332        137,075
                                                       ----------     ----------     ----------
Current Liabilities                                       390,506        319,173        404,464

Long-Term Debt                                            248,047        148,403        259,384

Postretirement Health Care
  and Pension Benefits                                     84,019         79,192         76,109

Other Liabilities                                         119,740        121,448        124,641

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  March 31,
  1998 - 128,694; March 31, 1997 -
  129,618; December 31, 1997 -
  129,127)                                                545,400        511,555        551,701
                                                       ----------     ----------     ----------
Total Liabilities and
  Shareholders' Equity                                 $1,387,712     $1,179,771     $1,416,299
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------




See notes to consolidated financial statements.

                              ECOLAB INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           First Quarter Ended       Year Ended
                                                                March 31            December 31
(thousands)                                                 1998         1997           1997
                                                          -------      -------      ------------
                                                               (unaudited)
OPERATING ACTIVITIES
Net income                                                $30,588      $ 26,204       $133,955

Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation                                             23,416        20,846         84,415
  Amortization                                              5,444         3,817         16,464
  Deferred income taxes                                       581            31         (2,074)
  Equity in earnings of
    joint venture                                          (2,563)       (2,349)       (13,433)
  Joint venture royalties
    and dividends                                           1,074        13,787         25,367
  Other, net                                                  635           279          4,630
  Changes in operating assets
   and liabilities:
    Accounts receivable                                       546           247        (21,231)
    Inventories                                            (4,396)       (7,587)       (14,395)
    Other assets                                           (4,322)       (4,645)       (10,993)
    Accounts payable                                      (13,629)       (6,058)        20,876
    Other liabilities                                       2,236       (17,867)        11,517
                                                          -------      --------       --------
Cash provided by operating
  activities                                              $39,610      $ 26,705       $235,098
                                                          -------      --------       --------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.













                              (Continued)
                                  -5-

                              ECOLAB INC.
            CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

                                                         First Quarter Ended        Year Ended
                                                                March 31           December 31
(thousands)                                                1998         1997           1997
                                                        --------       --------    -----------
                                                              (unaudited)
INVESTING ACTIVITIES
Capital expenditures                                    $(28,243)      $(25,145)     $(121,667)
Property disposals                                           910            595          3,424
Businesses acquired                                      (24,620)        (6,068)      (157,234)
Other, net                                                  (105)          (230)        (1,240)
                                                        --------       --------      ---------
Cash used for investing activities                       (52,058)       (30,848)      (276,717)
                                                        --------       --------      ---------



FINANCING ACTIVITIES
Notes payable                                              4,715          3,152          9,280
Long-term debt borrowings                                 16,940                       117,000
Long-term debt repayments                                (22,540)          (235)       (15,210)
Reacquired shares                                        (19,003)        (8,753)       (60,795)
Cash dividends on common stock                           (12,260)       (10,366)       (41,456)
Other, net                                                 2,977         15,008         26,278
                                                        --------       --------      ---------
Cash provided by (used for)
  financing activities                                   (29,171)        (1,194)        35,097
                                                        --------       --------      ---------

Effect of exchange rate
  changes on cash                                           (926)          (428)        (1,584)
                                                        --------       --------      ---------

DECREASE IN CASH AND
  CASH EQUIVALENTS                                       (42,545)        (5,765)        (8,106)

Cash and Cash Equivalents,
  at beginning of period                                  61,169         69,275         69,275
                                                        --------       --------      ---------

Cash and Cash Equivalents,
  at end of period                                      $ 18,624       $ 63,510      $  61,169
                                                        --------       --------      ---------
                                                        --------       --------      ---------



Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                              ECOLAB INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statement of income for the first quarter ended March 31, 1998 and 1997, reflects, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION
                                                        March 31       March 31     December 31
(thousands)                                               1998           1997          1997
                                                      ----------     ----------     -----------
                                                              (unaudited)
Accounts Receivable, Net
 Accounts receivable                                  $  253,645     $  215,247     $  256,919
 Allowance for doubtful accounts                         (10,976)        (9,821)       (10,878)
                                                      ----------     ----------     ----------
   Total                                              $  242,669     $  205,426     $  246,041
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------
Inventories
 Finished goods                                       $   66,420     $   57,102     $   67,823
 Raw materials and parts                                  90,100         77,294         89,716
 Excess of fifo cost over lifo cost                       (2,745)        (3,286)        (2,708)
                                                      ----------     ----------     ----------
   Total                                              $  153,775     $  131,110     $  154,831
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------
Property, Plant and Equipment, Net
  Land                                                $   12,473     $    8,183     $   18,184
  Buildings and leaseholds                               143,714        132,301        145,021
  Machinery and equipment                                245,131        212,572        232,940
  Merchandising equipment                                391,980        340,797        379,531
  Construction in progress                                18,805          8,501         19,862
                                                      ----------     ----------     ----------
                                                         812,103        702,354        795,538
  Accumulated depreciation
    and amortization                                    (426,610)      (367,133)      (399,976)
                                                      ----------     ----------     ----------
      Total                                           $  385,493     $  335,221     $  395,562
                                                      ----------     ----------     ----------
                                                      ----------     ----------     ----------

                               ECOLAB INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



Balance Sheet Information (Continued)

                                                       March 31       March 31      December 31
(thousands)                                              1998           1997           1997
                                                      ----------     ----------     ----------
                                                             (unaudited)
Other Assets
  Intangible assets, net                              $  221,191     $  99,965      $  217,120
  Investments in securities                                5,000         5,000           5,000
  Deferred income taxes                                   24,824        26,305          23,444
  Other                                                   28,190        26,475          25,793
                                                      ----------     ---------      ----------
    Total                                             $  279,205     $ 157,745      $  271,357
                                                      ----------     ---------      ----------
                                                      ----------     ---------      ----------

Short-Term Debt
  Notes payable                                       $   41,822     $  14,979      $   33,440
  Long-term debt, current
   maturities                                             15,823        15,253          15,444
                                                      ----------     ---------      ----------
    Total                                             $   57,645     $  30,232      $   48,884
                                                      ----------     ---------      ----------
                                                      ----------     ---------      ----------

Shareholders' Equity
  Common stock                                        $  143,030     $  70,992      $  142,797
  Additional paid-in capital                             150,817       190,548         149,137
  Retained earnings                                      513,319       420,333         494,950
  Deferred compensation                                   (8,198)       (6,768)         (9,160)
  Cumulative translation                                 (37,491)      (13,137)        (28,943)
  Treasury stock                                        (216,077)     (150,413)       (197,080)
                                                      ----------     ---------      ----------
    Total                                             $  545,400     $ 511,555      $  551,701
                                                      ----------     ---------      ----------
                                                      ----------     ---------      ----------

Interest expense related to all debt was $6,414,000 and $4,141,000 for the first quarter ended March 31, 1998 and 1997, respectively, and $18,043,000 for the year ended December 31, 1997.

Other noncurrent liabilities included income taxes payable of $82 million at March 31, 1998, December 31, 1997, and March 31, 1997.

                             ECOLAB INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Business Acquisitions

GIBSON BUSINESS ACQUISITION

In October 1997, the Company made a public tender offer for all of the outstanding stock of Gibson Chemical Industries Limited (Gibson) located in Melbourne, Australia. Gibson is a manufacturer and marketer of cleaning and sanitizing products, primarily for the Australian and New Zealand institutional, healthcare and industrial markets. On November 5, 1997, the Company waived all of the remaining conditions to its tender offer and, effective November 30, 1997, had acquired substantially all of the outstanding Gibson shares.

During the first quarter of 1998, the Company completed its plan for integration of the Gibson businesses, including the determination of which of the acquired businesses will not be retained, and decisions related to certain duplicate facilities. The net assets related to these businesses and facilities which are being held for sale totaled approximately $25 million and have been reclassified to other current assets as of March 31, 1998.

The acquisition was accounted for as a purchase. The purchase price of the shares and the direct costs of the transaction totaled approximately $130 million and were financed through the Company's Multicurrency Credit Agreement. The excess of the purchase price over the tangible net assets acquired was approximately $85 million and is being amortized on a straight-line basis over an average useful life of 25 years. The Company's international subsidiaries are included in the financial statements on the basis of their November 30 fiscal year ends, and, therefore, Gibson's operations were included in the Company's consolidated statement of income beginning in the 1998 reporting period. The assets acquired and the liabilities assumed in the transaction were included in the Company's consolidated balance sheet as of the November 30 effective date.

The following unaudited pro forma financial information reflects the combined results of the Company and the retained Gibson businesses assuming the acquisition had occurred at the beginning of 1997. Pro forma adjustments have been included to give effect to amortization of the excess of the purchase price over the tangible net assets acquired, interest expense on debt incurred to finance the acquisition and the related income tax effects. The Company expects that certain efficiencies and synergies will result from the business combination, however, in accordance with the pro forma adjustment guidelines, these anticipated cost savings have not been reflected in the information shown below.

                                               Year Ended
                                               December 31
   (thousands, except per share)                   1997
                                               -----------
   Net sales                                   $1,741,006

   Net income                                     131,455

   Diluted net income per common share         $     0.98

                                      -9-

                                  ECOLAB INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




BUSINESS ACQUISITIONS (CONTINUED)

GIBSON BUSINESS ACQUISITION (CONTINUED)

The pro forma results are presented for informational purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the combination occurred at the beginning of 1997 or of future results of operations of the consolidated businesses.

OTHER BUSINESS ACQUISITIONS

In the first quarter of 1998, the Company acquired a cleaning and sanitizing business in Japan from Henkel KGaA. This acquisition has been accounted for as a purchase and, accordingly, the results of operations have been included in the financial statements of the Company from the date of acquisition. Net sales and operating income of this business for the first quarter ended March 31, 1998 were not significant.

COMPREHENSIVE INCOME (UNAUDITED)

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation which is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the first quarter ended March 31, 1998 and 1997 and the year ended December 31, 1997 was as follows:


                                                           First Quarter Ended       Year Ended
                                                                 March 31            December 31
   (thousands)                                              1998          1997          1997
                                                          -------      ---------     -----------
  Net income                                              $30,588      $  26,204       $133,955

 Change in cumulative
      translation                                          (8,548)       (19,924)       (35,730)
                                                          -------      ---------      ---------
  Comprehensive income                                    $22,040      $   6,280       $ 98,225
                                                          -------      ---------      ---------
                                                          -------      ---------      ---------


                                  ECOLAB INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





NET INCOME PER COMMON SHARE

The computation of the basic and diluted per share amounts were as follows:

                                                          First Quarter Ended          Year Ended
                                                                March 31              December 31
(thousands, except per share)                              1998           1997           1997
                                                               (unaudited)
                                                       ----------     ----------      -------------
Net income                                              $  30,588      $  26,204        $133,955
                                                        ---------      ---------        --------
                                                        ---------      ---------        --------

Weighted average common shares
  outstanding
  Basic (actual shares outstanding)                       128,958        129,548         129,446
  Effect of dilutive stock options                          4,976          3,972           4,376
                                                        ---------      ---------        --------
  Diluted                                                 133,934        133,520         133,822
                                                        ---------      ---------        --------
                                                        ---------      ---------        --------

Net income per common share
  Basic                                                   $  0.24        $  0.20         $  1.03
  Diluted                                                 $  0.23        $  0.20         $  1.00


Stock options for approximately 2.3 million shares had exercise prices substantially greater than the market value of the Company's common stock during the first quarter of 1998 and were not dilutive. Therefore, these stock options were not included in the computation of diluted net income per common share for the first quarter ended March 31, 1998. Virtually all stock options outstanding during the first quarter ended March 31, 1997 and the year ended December 31, 1997 were dilutive and included in the calculation of the diluted per share amounts.

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

                                                       First Quarter           Year Ended
                                                       Ended March 31         December 31
(thousands)                                         1998           1997           1997
                                                  --------       --------     -----------
                                                        (unaudited)
Net Sales
  United States                                   $332,614       $290,703     $1,275,828
  International                                    103,748         83,057        364,524
                                                  --------       --------     ----------
    Total                                         $436,362       $373,760     $1,640,352
                                                  --------       --------     ----------
                                                  --------       --------     ----------

Operating Income
  United States                                   $ 47,536       $ 38,441     $  195,630
  International                                      7,094          5,870         26,962
  Corporate                                           (910)          (881)        (4,088)
                                                  --------       --------     ----------
    Total                                         $ 53,720       $ 43,430     $  218,504
                                                  --------       --------     ----------
                                                  --------       --------     ----------

                               ECOLAB INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of the joint venture for the first quarter ended March 31, 1998 and 1997 and for the year ended December 31, 1997 was:

                                  First Quarter       Year Ended
                                  Ended March 31      December 31
(thousands)                      1998        1997        1997
                               --------    --------   -----------
                                  (unaudited)
Joint venture

  Net sales                    $199,910    $209,597    $844,689

  Gross profit                  112,421     115,058     470,698

  Income before
    income taxes                 12,078      11,973      63,640

  Net income                   $  6,774    $  6,670    $ 33,701

Ecolab equity in earnings

  Ecolab equity in
    net income                 $  3,387    $  3,335    $ 16,851

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                  1,084       1,135       4,583

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                      (1,908)     (2,121)     (8,001)
                               --------    --------    --------
  Equity in earnings of
    Henkel-Ecolab
    joint venture              $  2,563    $  2,349    $ 13,433
                               --------    --------    --------
                               --------    --------    --------

At March 31, 1998, the Company's investment in the Henkel-Ecolab joint venture included approximately $139 million of unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Directors
Ecolab Inc.



     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 1998 and 1997, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997, and the related consolidated statements of income and cash flows for the year then ended, is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.





                                         /s/ Coopers & Lybrand L.L.P.
                                         COOPERS & LYBRAND L.L.P.


Saint Paul, Minnesota
April 24, 1998

                               ECOLAB INC.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding the Company's operating results, cash flows and financial condition. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements, which represent Ecolab's expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainities which could cause actual results to differ materially from those of such Forward-Looking Statements. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" which is contained under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 1998

Net sales for the first quarter ended March 31, 1998 were $436 million, an increase of 17 percent over net sales of $374 million in the first quarter of last year. Businesses acquired in 1997 accounted for approximately one-half of the growth in consolidated sales for the first quarter of 1998.
The growth in sales also reflected new products, a larger sales-and-service force, new customers, competitive gains and a continuation of generally good conditions in the hospitality and lodging industries, particularly in the United States.

The gross profit margin for the first quarter of 1998 was 55.1 percent of net sales, down slightly from the gross profit margin of 55.7 percent of net sales in the first quarter of last year. The lower gross profit margin was primarily due to a lower margin in the Asia Pacific region which was negatively affected by economic and monetary problems and businesses the Company added to the region through acquisitions. The lower Asia Pacific margin was partially offset by modestly higher gross margins in virtually all of the Company's other operations which included the benefits of higher sales of the higher margin products of the Company's U.S. core operations and sales volume growth of new products. The benefits from selling price increases improved modestly over last year, however, continued to be limited due to market pressures.

Selling, general and administrative expenses were 42.8 percent of net sales for the first quarter of 1998, a decrease from selling, general and administrative expenses of 44.0 percent of net sales in the first quarter of last year. This decrease reflected tight cost controls and strong sales growth. These benefits were partially offset by investments in the sales-and-service force and additional business investments. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.
                                 -15-

                             ECOLAB INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Net income for the first quarter ended March 31, 1998 totaled $31 million, an increase of 17 percent over net income of $26 million in the comparable period of last year. On a per share basis, diluted net income per common share increased 15 percent to $0.23 from $0.20 in the first quarter of last year. These earnings improvements reflected double-digit growth in operating income principally due to strong performance of the U.S. core operations, tight cost controls, and a higher equity in earnings of the Henkel-Ecolab joint venture. Earnings were negatively affected by increases in interest expense and income taxes compared to the first quarter of last year.

Net sales for the Company's United States operations were $333 million for the first quarter of 1998, an increase of 14 percent over net sales of $291 million in the first quarter of 1997. Sales benefited from business acquisitions, a continuation of strong growth in the core Institutional and Food and Beverage operations, sales of new products and continued good business trends in the hospitality and lodging industries. Businesses acquired in 1997 accounted for approximately one-third of the growth in U.S. sales. Selling price increases continued to be modest and were limited due to tight pricing conditions in several of the markets in which the Company does business. Sales of the U.S. Institutional division increased 14 percent over the first quarter of last year. Institutional's sales growth was 11 percent excluding the Grace-Lee Vehicle Wash business which was acquired in December 1997 and included strong growth in sales of all of its business units. Pest Elimination reported sales growth of 11 percent for the first quarter of 1998 with good growth in new contracts and high retention of key customers despite a competitive market environment. Sales of Kay's U.S. operations improved 8 percent over the first quarter of last year and included good results in sales to its core quickservice customers and growth in its grocery/deli business. Sales of the Textile Care division rose 5 percent for the first quarter and included good growth in sales to the laundry and hospitality markets. Textile Care continues to experience pressures from plant consolidations, particularly in laundries serving the healthcare market, and challenging market conditions. Sales of Professional Products increased 10 percent over the first quarter of last year and reflected continued growth in sales of branded products through its commercial mass distribution line. Water Care sales were up 3 percent for the first quarter of 1998 and included the negative effects of the elimination of some low margin business. The Food and Beverage division reported sales growth of 17 percent reflecting the acquisition of Chemidyne in August of last year. Excluding Chemidyne, Food and Beverage sales increased 8 percent with good growth in sales to all of its markets.

                             ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating income of the Company's United States operations was $48 million for the first quarter ended March 31, 1998, up 24 percent over operating income of $38 million in the first quarter of last year. As a percentage of net sales, the operating income margin increased to 14.3 percent from 13.2 percent in the first quarter of 1997. Operating income reflected growth in all of the U.S. businesses, including strong growth of the core Institutional and Food and Beverage operations. The overall improvement reflected strong sales growth, modest increases in raw material costs, higher gross margins, and the benefits of tight cost controls.

Sales of the Company's International operations were $104 million for the first quarter of 1998, an increase of 25 percent over sales of $83 million in the comparable period of last year. International sales benefited from business acquisitions, however were negatively affected by changes in currency, particularly in the Asia Pacific region. Excluding business acquisitions, sales as reported in U.S. dollars were flat versus the first quarter of last year. When measured in local currencies, total International sales increased 38 percent for the quarter and, when acquisitions are excluded increased 9 percent over the first quarter of last year. The Asia Pacific region reported sales growth of 38 percent reflecting the benefits of the acquisition of Gibson at the end of 1997. Excluding business acquisitions and when measured in local currencies, Asia Pacific had sales growth of 8 percent with double-digit growth in Japan, Australia and Southeast Asia. Reported sales in the Latin America region increased 5 percent for the first quarter of 1998. When measured in local currencies, Latin America sales growth was 10 percent with double-digit growth in Mexico and Venezuela and modest growth in Brazil. Canada reported sales growth of 11 percent reflecting last year's acquisition of Savolite. Canada's local currency growth excluding Savolite was 7 percent with double-digit growth in sales to the Food and Beverage markets and good growth in sales to the other markets its serves.

For the first quarter of 1998, International operations reported operating income of $7 million, an increase of 21 percent over last year's first quarter operating income of $6 million. Excluding the effects of business acquisitions, International's operating income increased 2 percent.
Excluding business acquisitions and the negative effects of currency translation, International's first quarter 1998 operating income growth was 34 percent with double-digit growth in all of its major regions of operation. The Company continues to be cautious about near-term growth in the Asia Pacific region due to the uncertain economic conditions in the region.

                             ECOLAB INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company's equity in earnings of the Henkel-Ecolab joint venture was $2.6 million for the first quarter of 1998, an increase of 9 percent over $2.3 million of equity in earnings in the first quarter of last year. Results were negatively affected by the stronger U.S. dollar. When measured in Deutsche marks, first quarter 1998 joint venture net income increased 14 percent reflecting sales growth and improved gross margins. Joint venture sales, although not consolidated, increased 7 percent when measured in Deutsche marks. When measured in U.S. dollars, joint venture sales were negatively affected by the strengthening U.S. dollar and decreased 5 percent to $200 million from $210 million in the first quarter of last year.

Corporate operating expense was $1 million for the first quarter of 1998 and represented overhead costs directly related to the joint venture.

Net interest expense totaled $5.4 million, up substantially from first quarter 1997 net interest expense of $3 million. This increase was primarily due to debt incurred under the Company's Multicurrency Credit Agreement for the Gibson acquisition.

The first quarter 1998 provision for income taxes reflected an estimated effective rate of 42.0 percent, compared to last year's first quarter estimated effective rate of 41.0 percent. The increase in the effective income tax rate was principally due to the effects of business acquisitions made in 1997.

FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.4 billion at March 31, 1998, a decrease of 2 percent from total assets at year-end 1997 and an increase of 18 percent over total assets at March 31, 1997, due in part to business acquisitions made during 1997. Other current assets at March 31, 1998 included approximately $25 million of net assets of the acquired Gibson businesses which the Company has determined it will not retain. During the first quarter of 1998 the Company completed its plan for the integration of Gibson and the majority of these net assets held for sale initially had been included in the Company's year-end 1997 balance sheet as property, plant and equipment, accounts receivable and inventories.

Total debt was $306 million at March 31, 1998, virtually unchanged from $308 million at year-end 1997 and up from total debt of $179 million at March 31, 1997 due to debt incurred to finance the Gibson acquisition. The ratio of total debt to capitalization was 36 percent at March 31, 1998, unchanged from year-end 1997 and an increase from 26 percent at March 31, 1997.

                                  ECOLAB INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



Cash provided by operating activities totaled $40 million, up from $27 million in the first quarter of last year. First quarter 1997 cash provided by operating activities was unfavorably affected by an income tax deposit made against outstanding income tax issues that had been accrued for in other noncurrent liabilities and favorably affected by higher dividends received from the Henkel-Ecolab joint venture.

During the first quarter of 1998, the Company reacquired 224,242 shares of its common stock under its share repurchase program which provides shares to fund employee benefit plans. The Company also acquired 432,358 shares of its common stock under a separate 12 millon share repurchase program announced in May 1995. At March 31, 1998, there were 3,748,888 shares remaining for purchase from time to time under that 1995 purchase authorization. The Company anticipates that it will continue to periodically reacquire shares under these two programs.

                          PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K


          (a) The following documents are filed as exhibits to this report:

               (15) Letter regarding unaudited interim financial
                    information.

               (27) Financial Data Schedule.


          (b)  Reports on Form 8-K:

               The Company filed one Current Report on Form 8-K, dated February 20, 1998, to comply with the safe harbor protections for "Forward-Looking Statements" offered by the Private Securities Litigation Reform Act of 1995.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECOLAB INC.



Date:  May 12, 1998             By: /s/ Michael E. Shannon
      -----------------            -------------------------------
                                   Michael E. Shannon
                                   Chairman of the Board, Chief Financial and
                                   Administrative
                                   Officer (duly authorized officer
                                   and Principal Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.            Document              Method of Filing
-----------            --------              ----------------
    (15)      Letter regarding unaudited      Filed herewith
              interim financial               electronically
              information

    (27)      Financial Data Schedule         Filed herewith
                                              electronically