Form 10-Q
period 1998-06-30
ECOLAB INC
filed 1998-08-12
CIK 31462

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission File No. 1-9328
                   -------

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

        Ecolab Center, 370 Wabasha Street N., St. Paul, Minnesota 55102
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  651-293-2233
                                  ------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998.

129,641,053 shares of common stock, par value $1.00 per share.
-----------

                         PART I - FINANCIAL INFORMATION

                                  ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                    Second Quarter Ended
                                                          June 30
(thousands, except per share)                    1998                1997
                                               --------            --------
                                                        (unaudited)

Net Sales                                      $468,460            $411,810

Cost of Sales                                   210,116             183,322

Selling, General
  and Administrative Expenses                   194,604             175,685
                                               --------            --------

Operating Income                                 63,740              52,803

Interest Expense, Net                             5,400               3,054
                                               --------            --------

Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                                  58,340              49,749

Provision for Income Taxes                       24,475              20,397

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                   3,824               3,542
                                               --------            --------

Net Income                                     $ 37,689            $ 32,894
                                               --------            --------
                                               --------            --------
Net Income Per Common Share
     Basic                                     $   0.29            $   0.25
     Diluted                                   $   0.28            $   0.25

Dividends Per Common Share                     $  0.095            $   0.08

Weighted Average Common Shares Outstanding
     Basic                                      128,667             129,779
     Diluted                                    133,803             133,963

                  See notes to consolidated financial statements.

                                  ECOLAB INC.
                       CONSOLIDATED STATEMENT OF INCOME

                                        Six Months Ended       Year Ended
                                            June 30            December 31
                                    -----------------------    -----------
(thousands, except per share)         1998           1997          1997
                                    ---------      --------    -----------
                                           (unaudited)
Net Sales                           $904,822       $785,570     $1,640,352

Cost of Sales                        406,025        349,048        722,084

Selling, General
  and Administrative Expenses        381,337        340,289        699,764
                                    ---------      --------    -----------

Operating Income                     117,460         96,233        218,504

Interest Expense, Net                 10,806          6,052         12,637
                                    ---------      --------    -----------

Income Before Income Taxes
  and Equity in Earnings of
  Joint Venture                      106,654         90,181        205,867

Provision for Income Taxes            44,764         36,974         85,345

Equity in Earnings of
  Henkel-Ecolab Joint Venture          6,387          5,891         13,433
                                    ---------      --------    -----------


Net Income                          $ 68,277       $ 59,098     $  133,955
                                    ---------      --------    -----------
                                    ---------      --------    -----------

Net Income Per Common Share
     Basic                          $   0.53       $   0.46     $     1.03
     Diluted                        $   0.51       $   0.44     $     1.00

Dividends Per Common Share          $   0.19       $   0.16     $    0.335

Weighted Average Common Shares
 Outstanding
     Basic                           128,813        129,664        129,446
     Diluted                         133,871        133,762        133,822

                See notes to consolidated financial statements.

                                  ECOLAB INC.
                          CONSOLIDATED BALANCE SHEET

                                   June 30        June 30      December 31
(thousands)                          1998           1997           1997
                                  -----------    ----------    -----------
                                         (unaudited)
ASSETS

Cash and cash equivalents         $   27,242     $   70,550     $   61,169

Accounts receivable, net             247,783        217,550        246,041

Inventories                          153,275        130,211        154,831

Deferred income taxes                 35,175         29,227         34,978

Other current assets                  35,794          8,145         12,482
                                  -----------    ----------    -----------

Current Assets                       499,269        455,683        509,501


Property, Plant and
  Equipment, Net                     396,458        342,984        395,562


Investment in Henkel-Ecolab
  Joint Venture                      233,903        248,297        239,879


Other Assets                         269,181        161,410        271,357
                                  -----------    ----------    -----------

Total Assets                      $1,398,811     $1,208,374     $1,416,299
                                  -----------    ----------    -----------
                                  -----------    ----------    -----------

               See notes to consolidated financial statements.

                                  (Continued)

                                  ECOLAB INC.
                    CONSOLIDATED BALANCE SHEET (Continued)



(thousands, except per share)      June 30        June 30      December 31
                                     1998           1997           1997
                                  ----------     ----------    -----------
                                        (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                   $   88,789     $   29,638     $   48,884

Accounts payable                     116,684        100,623        130,682

Compensation and benefits             66,478         62,322         74,317

Income taxes                           8,973         15,036         13,506

Other current liabilities            131,836        115,714        137,075
                                  ----------     ----------    -----------

Current Liabilities                  412,760        323,333        404,464


Long-Term Debt                       240,382        149,196        259,384


Postretirement Health Care
  and Pension Benefits                88,856         82,591         76,109

Other Liabilities                     89,705        121,290        124,641


Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:  June 30,
  1998 - 128,650; June 30, 1997
  - 129,783; December 31, 1997
  - 129,127)                         567,108        531,964        551,701
                                 -----------     ----------    -----------

Total Liabilities and
  Shareholders' Equity            $1,398,811     $1,208,374     $1,416,299
                                 -----------     ----------    -----------
                                 -----------     ----------    -----------

               See notes to consolidated financial statements.

                                  ECOLAB INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Six Months Ended      Year Ended
                                                           June 30          December 31
(thousands)                                          1998           1997       1997
                                                   --------       --------   --------
                                                         (unaudited)
OPERATING ACTIVITIES

Net income                                         $ 68,277       $ 59,098   $133,955

Adjustments to reconcile net
 income to cash provided by
 operating activities:
  Depreciation                                       47,575         42,674     84,415
  Amortization                                       10,965          7,431     16,464
  Deferred income taxes                                (318)          (430)    (2,074)
     Equity in earnings of joint venture             (6,387)        (5,891)   (13,433)
  Joint venture royalties and dividends               7,241         15,546     25,367
  Other, net                                            766            628      4,630
  Changes in operating assets and
   liabilities:
    Accounts receivable                              (3,670)       (10,009)   (21,231)
    Inventories                                        (607)        (6,306)   (14,395)
    Other assets                                     (4,304)        (5,645)   (10,993)
    Accounts payable                                (14,016)        (3,608)    20,876
    Other liabilities                                (4,659)       (13,030)    11,517
                                                   --------       --------   --------
Cash provided by continuing operations              100,863         80,458    235,098

Cash used for discontinued operations               (30,200)
                                                   --------       --------   --------
Cash provided by operating activities              $ 70,663       $ 80,458   $235,098
                                                   --------       --------   --------

                  Bracketed amounts indicate a use of cash.

               See notes to consolidated financial statements.

                                  (Continued)

                                  ECOLAB INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                        Six Months Ended        Year Ended
                                             June 30           December 31
                                       1997          1998          1997
                                     --------      --------    -----------
(thousands)                               (unaudited)
INVESTING ACTIVITIES

Capital expenditures                 $(68,172)     $(54,435)    $ (121,667)
Property disposals                      1,571         1,197          3,424
Businesses acquired                   (27,766)      (12,974)      (157,234)
Sale of investments in securities       5,000
Other, net                               (139)         (235)        (1,240)
                                     --------      --------    -----------
Cash used for investing activities    (89,506)      (66,447)      (276,717)
                                     --------      --------    -----------

FINANCING ACTIVITIES

Notes payable                          39,543         2,395          9,280
Long-term debt borrowings              16,940         1,000        117,000
Long-term debt repayments             (22,540)         (470)       (15,210)
Reacquired shares                     (26,281)      (14,145)       (60,795)
Cash dividends on commmon stock       (24,491)      (20,727)       (41,456)
Other, net                              3,323        19,051         26,278
                                     --------      --------    -----------
Cash provided by (used for)
  financing activities                (13,506)      (12,896)        35,097
                                     --------      --------    -----------
Effect of exchange rate
  changes on cash                      (1,578)          160         (1,584)
                                     --------      --------    -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                    (33,927)        1,275         (8,106)

Cash and Cash Equivalents,
  at beginning of period               61,169        69,275         69,275
                                     --------      --------    -----------
Cash and Cash Equivalents,
  at end of period                   $ 27,242      $ 70,550      $  61,169
                                     --------      --------    -----------
                                     --------      --------    -----------

                  Bracketed amounts indicate a use of cash.

               See notes to consolidated financial statements.

                                  ECOLAB INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the second quarter and the six months ended June 30, 1998 and 1997, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION

                                               June 30        June 30      December 31
                                                1998           1997            1997
(thousands)                                   ---------      ---------     -----------
                                                    (unaudited)
Accounts Receivable, Net
     Accounts receivable                      $ 259,420      $ 227,460      $ 256,919
     Allowance for doubtful accounts            (11,637)        (9,910)       (10,878)
                                              ---------      ---------     -----------
     Total                                    $ 247,783      $ 217,550      $ 246,041
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------


Inventories
     Finished goods                           $  62,793      $  53,782      $  67,823
     Raw materials and parts                     93,287         79,794         89,716
     Excess of fifo cost over lifo cost          (2,805)        (3,365)        (2,708)
                                              ---------      ---------     -----------
     Total                                    $ 153,275      $ 130,211      $ 154,831
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------

Property, Plant and Equipment, Net
  Land                                        $  11,980      $   8,257      $  18,184
  Buildings and leaseholds                      148,478        133,499        145,021
  Machinery and equipment                       250,662        217,508        232,940
  Merchandising equipment                       405,995        351,801        379,531
  Construction in progress                       16,248          9,818         19,862
                                              ---------      ---------     -----------
                                                833,363        720,883        795,538
  Accumulated depreciation
     and amortization                          (436,905)      (377,899)      (399,976)
                                              ---------      ---------     -----------
     Total                                    $ 396,458      $ 342,984      $ 395,562
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------

                                  ECOLAB INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION (Continued)

                                               June 30        June 30      December 31
                                                1998           1997           1997
(thousands)                                   ---------      ---------     -----------
                                                      (unaudited)
Other Assets
  Intangible assets, net                      $ 214,864      $ 102,965      $ 217,120
  Investments in securities                                      5,000          5,000
  Deferred income taxes                          25,237         26,591         23,444
  Other                                          29,080         26,854         25,793
                                              ---------      ---------     -----------
     Total                                    $ 269,181      $ 161,410      $ 271,357
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------
Short-Term Debt
  Notes payable                               $  73,014      $  14,363      $  33,440
  Long-term debt, current
     maturities                                  15,775         15,275         15,444
                                              ---------      ---------     -----------
     Total                                    $  88,789      $  29,638      $  48,884
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------
Shareholders' Equity
  Common stock                                $ 143,210      $  71,199      $ 142,797
  Additional paid-in capital                    155,457        193,984        149,137
  Retained earnings                             538,796        443,016        494,950
  Deferred compensation                          (7,235)        (6,027)        (9,160)
  Cumulative translation                        (39,691)       (14,406)       (28,943)
  Treasury stock                               (223,429)      (155,802)      (197,080)
                                              ---------      ---------     -----------
     Total                                    $ 567,108      $ 531,964      $ 551,701
                                              ---------      ---------     -----------
                                              ---------      ---------     -----------

Interest expense related to all debt was $12,581,000 and $8,500,000 for the six months ended June 30, 1998 and 1997, respectively, and $18,043,000 for the year ended December 31, 1997.

Other noncurrent liabilities decreased from $125 million at year-end 1997 to $90 million at June 30, 1998 principally due to a deposit made to post a bond with the Internal Revenue Service against outstanding issues related to the disposal of a discontinued business in 1992.

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

During the first quarter of 1998, the Company completed its plan for integration of the Gibson businesses, including the determination of which of the acquired businesses will not be retained, and decisions related to certain duplicate facilities. The net assets related to these businesses and facilities which are being held for sale totaled approximately $25 million and were reclassified to other current assets at March 31, 1998.

The acquisition was accounted for as a purchase. The purchase price of the shares and the direct costs of the transaction totaled approximately $130 million and were financed through the Company's Multicurrency Credit Agreement. The excess of the purchase price over the tangible net assets acquired was approximately $85 million and is being amortized on a straight-line basis over an average useful life of 25 years. The Company's international subsidiaries are included in the financial statements on the basis of their November 30 fiscal year ends and, therefore, Gibson's operations were included in the Company's consolidated statement of income beginning in the 1998 reporting period. The assets acquired and the liabilities assumed in the transaction were included in the Company's consolidated balance sheet as of the November 30 effective date.

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

                                  ECOLAB INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BUSINESS ACQUISITIONS (continued)

GIBSON BUSINESS ACQUISITION (continued)

The pro forma results are presented for information purposes only and are not necessarily indicative of the results of operations which actually would have resulted had the combination occurred at the beginning of 1997 or of future results of operations of the consolidated businesses.

OTHER BUSINESS ACQUISITIONS

At the beginning of the first quarter of 1998, the Company acquired a cleaning and sanitizing business in Japan from Henkel KGaA. Sales of the acquired business were approximately $10 million in 1997.

In June 1998, the Company acquired certain assets of American Fluid Technologies (AFT) which is based in Hopkins, Minnesota. AFT provides cleaning and optimization products and services for membrane systems used to process water for food, beverage, pharmaceutical and industrial applications.
 AFT has become part of the Company's Food & Beverage division. AFT sales were approximately $3 million in 1997.

Also in June 1998, the Company acquired certain assets of Puremark International, a Fairfield, New Jersey-based manufacturer of systems which help purify and condition water used in food service soda fountain dispensers, ice makers, coffee makers and similar items. The acquired businesses had sales of approximately $2 million in 1997, and have become part of the Company's Institutional division.

Subsequent to the end of the second quarter, in July 1998, the Company completed the purchase of GCS Service, Inc., a Danbury, Connecticut-based provider of commercial kitchen equipment repair services. GCS Service, Inc. sales were $48 million in 1997.

These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the financial statements of the Company from the dates of acquisition. Net sales and operating income of these businesses are not significant to the Company's consolidated results of operations, financial position and cash flows.

                                 ECOLAB INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation that is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the second quarter and six months ended June 30, 1998 and 1997 and the year ended December 31, 1997, was as follows:

                                      Second Quarter                 Six Months              Year
                                          Ended                         Ended                Ended
                                         June 30                       June 30            December 31
(thousands)                       1998            1997          1998           1997           1997
                                 -------        -------       --------       --------     -----------
                                       (unaudited)                  (unaudited)
Net income                       $37,689        $32,894       $ 68,277       $ 59,098       $133,955

Change in cumulative
     translation                  (2,200)        (1,269)       (10,748)       (21,193)       (35,730)
                                 -------        -------       --------       --------     -----------

Comprehensive income             $35,489        $31,625       $ 57,529       $ 37,905       $ 98,225
                                 -------        -------       --------       --------     -----------
                                 -------        -------       --------       --------     -----------

NET INCOME PER COMMON SHARE

The computation of the basic and diluted per share amounts were as follows:

                                     Second Quarter                  Six Months             Year
                                         Ended                         Ended                Ended
(thousands,                             June 30                       June 30            December 31
 except per share)                1998           1997           1998           1997          1997
                                --------       --------       --------       --------    -----------
                                       (unaudited)                  (unaudited)
Net income                      $ 37,689       $ 32,894       $ 68,277       $ 59,098       $133,955
                                --------       --------       --------       --------    -----------
                                --------       --------       --------       --------    -----------
Weighted average
 common shares
 outstanding
     Basic (actual
     shares outstanding)         128,667        129,779        128,813        129,664        129,446
     Effect of dilutive
     stock options                 5,136          4,184          5,058          4,098          4,376
                                --------       --------       --------       --------    -----------
     Diluted                     133,803        133,963        133,871        133,762        133,822
                                --------       --------       --------       --------    -----------
                                --------       --------       --------       --------    -----------
Net income per
 common share
     Basic                         $0.29          $0.25          $0.53          $0.46          $1.03
     Diluted                       $0.28          $0.25          $0.51          $0.44          $1.00

                                 ECOLAB INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NET INCOME PER COMMON SHARE (continued)

Stock options for approximately 2.3 million shares were granted in 1998 with exercise prices substantially greater than the market value of the Company's common stock. These stock options were not dilutive and therefore were not included in the computation of diluted net income per common share for the second quarter and six months ended June 30, 1998. Virtually all stock options outstanding during the second quarter and six months ended June 30, 1997, and the year ended December 31, 1997, were dilutive and included in the calculation of the diluted per share amounts.

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


                                  Second Quarter Ended             Six Months Ended      Year Ended
                                        June 30                         June 30          December 31
(thousands)                       1998           1997           1998           1997          1997
                                --------       --------       --------       --------     ----------
                                      (unaudited)                   (unaudited)
Net Sales
  United States                 $359,254       $319,633       $691,868       $610,336     $1,275,828
  International                  109,206         92,177        212,954        175,234        364,524
                                --------       --------       --------       --------     ----------
     Total                      $468,460       $411,810       $904,822       $785,570     $1,640,352
                                --------       --------       --------       --------     ----------
                                --------       --------       --------       --------     ----------
Operating Income
  United States                 $ 57,369       $ 47,184       $104,905       $ 85,625     $  195,630
  International                    7,850          6,669         14,944         12,539         26,962
  Corporate                       (1,479)        (1,050)        (2,389)        (1,931)        (4,088)
                                --------       --------       --------       --------     ----------
     Total                      $ 63,740       $ 52,803       $117,460       $ 96,233     $  218,504
                                --------       --------       --------       --------     ----------
                                --------       --------       --------       --------     ----------

                                 ECOLAB INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of the joint venture for the second quarter and six months ended June 30, 1998 and 1997 and for the year ended December 31, 1997 were:

                                  Second Quarter Ended            Six Months Ended       Year Ended
                                        June 30                       June 30            December 31
(thousands)                       1998           1997           1998           1997         1997
                                --------       --------       --------       --------   ------------
                                      (unaudited)                    (unaudited)
Joint venture

  Net sales                     $223,498       $212,768       $423,408       $422,365       $844,689

  Gross profit                   122,629        119,720        235,050        234,778        470,698

  Income before
     income taxes                 16,208         15,434         28,286         27,407         63,640

  Net income                    $  9,224       $  8,924       $ 15,998       $ 15,594       $ 33,701


Ecolab equity in earnings

  Ecolab equity in
     net income                 $  4,612       $  4,462       $  7,999       $  7,797       $ 16,851

  Ecolab royalty
     income from joint
     venture, net of
     income taxes                  1,112          1,085          2,196          2,220          4,583

  Amortization expense
     for the excess of
     cost over the
     underlying net
     assets of the joint
     venture                      (1,900)        (2,005)        (3,808)        (4,126)        (8,001)
                                --------       --------       --------       --------   ------------

  Equity in earnings of
     Henkel-Ecolab
     joint venture              $  3,824       $  3,542       $  6,387       $  5,891       $ 13,433
                                --------       --------       --------       --------   ------------
                                --------       --------       --------       --------   ------------

At June 30, 1998, the Company's investment in the Henkel-Ecolab joint venture included approximately $139 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                                  ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SUBSEQUENT EVENT

As a result of tax losses on the disposition of a business in 1992, the Company's U.S. federal income tax payments were reduced in 1992 through 1995 by approximately $58 million. However, pending final acceptance of the Company's treatment of the losses, no income tax benefit has been recognized for financial reporting purposes. On August 5, 1998 an agreement was reached with the Internal Revenue Service on the final tax treatment for the losses. This agreement will result in the recognition of income from discontinued operations in the Company's financial statements for the period ending
September 30, 1998.   Because this one-time gain relates to a previously
discontinued business and a major portion of the tax liability due was funded by a deposit to post a bond with the Internal Revenue Service during the second quarter 1998, the settlement is not expected to have a material impact on the Company's overall results from continuing operations, financial position or liquidity.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 1998 and 1997, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1998 and 1997, and the consolidated statement of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

                                        /s/ PricewaterhouseCoopers LLP
                                        PRICEWATERHOUSECOOPERS LLP

Saint Paul, Minnesota
July 21, 1998

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding the Company's operating results, cash flows and financial condition. The discussion should be read in conjunction with the consolidated financial statements and related notes in this Form 10-Q.

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements, which represent Ecolab's expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such Forward-Looking Statements. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" which is contained under Item 1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1998

Net sales for the second quarter ended June 30, 1998 were $468 million, an increase of 14 percent over net sales of $412 million in the second quarter of last year. For the first six months of 1998, net sales increased 15% to $905 million from $786 in the first six months of 1997. Business acquisitions made a significant contribution to the Company's sales growth and accounted for approximately one-half of the Company's growth in both the second quarter and six-month periods. Changes in currency translation decreased the Company's sales growth rates by approximately two percentage points in each of the reporting periods. The growth in sales also reflected new products, a larger sales-and-service force, new customers, competitive gains and a continuation of generally good conditions in the hospitality and lodging industries, particularly in the United States.

The gross profit margin for the second quarter of 1998 was 55.1 percent of net sales, compared with the gross profit margin of 55.5 percent of net sales in the second quarter of last year. For the six-month period, the gross profit margin was also 55.1 percent of net sales, down from the six month 1997 margin of 55.6 percent. These lower gross profit margins were primarily due to lower margins in the Asia Pacific region, which were negatively affected by economic and monetary problems in the area, and to businesses the Company added to the region

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1998 (continued)

through acquisitions. The lower Asia Pacific margin was partially offset by modestly higher gross margins in virtually all of the Company's other operations which included the benefits of higher sales of the higher margin products of the Company's U.S. core operations and sales volume growth of new products. The benefits from selling price increases improved modestly over last year, however, continued to be limited due to market pressures.

Selling, general and administrative expenses represented 41.5 percent of net sales in the second quarter of 1998, a decrease from selling, general and administrative expenses of 42.7 percent of net sales in the second quarter of last year. For the first six months of 1998, selling, general and administrative expenses were 42.1 percent of net sales, compared with 43.3 percent in the comparable period of last year. Selling, general and administrative margins were down for both the Company's U.S. and international operations with significant decreases in the Asia Pacific region. These decreases reflected benefits of tight cost controls, the integration of businesses acquired and strong sales growth. These benefits were partially offset by investments in the sales-and-service force and additional business investments. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

For the second quarter of 1998, net income totaled $38 million, an increase of 15% percent over net income of $33 million in the second quarter of last year. On a per share basis, diluted net income per common share increased 12 percent to $0.28 from $0.25 in the second quarter of last year. For the six-month period, net income of $68 million or $0.51 per diluted share was up 16 percent over net income of $59 million or $0.44 per diluted share in the comparable period of last year. These earnings improvements reflected double-digit growth in operating income, principally due to the stronger performances of the Company's U.S. core operations, and a higher equity in earnings of the Henkel-Ecolab joint venture. Earnings were negatively affected by increased interest expense and income taxes compared with the second quarter and six-month period of last year.

Net sales for the Company's United States operations were $359 million for the second quarter of 1998, an increase of 12 percent over net sales of $320 million in the second quarter of last year. United States sales totaled $692 million for the first six months of 1998, up 13 percent compared with sales of $610 million in the comparable period of 1997. Sales benefited from business acquisitions, a continuation of strong growth in the core Institutional and Food & Beverage operations, sales of new products, and good business trends in the hospitality and lodging industries. Business acquisitions

                                  ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1998 (continued)

accounted for approximately one-third of the growth in U.S. sales during each of the reporting periods. Selling price increases continued to be limited due to tight pricing conditions in several of the markets in which the Company does business. Sales of the U.S. Institutional Division increased 11% for the second quarter and 13% for the first six months of 1998 with strong growth in sales of all of its business units, and the benefits of the December 1997 acquisition of the Grace-Lee Vehicle Wash business which added approximately 2 percentage points to the Division's sales growth rates. The Pest Elimination Division reported an improved sales growth rate of 16 percent for the second quarter of 1998 and a 14 percent growth rate for the first six months of 1998. Pest Elimination sales reflected good new contract sales, high retention of key customers and increased demand related to last winter's mild weather. Kay also reported an improved trend in its sales growth rate with a 10 percent increase in sales for the second quarter and a 9 percent growth rate for the first six months of 1998. Kay's growth reflected good results in sales to its core quickservice customers, due in part to new product and service offerings, and good growth in sales of its grocery/deli business. Sales of the Textile Care Division were down 1 percent for the second quarter and increased 2 percent for the first six months of 1998. Textile Care continues to experience pressures from plant consolidations, particularly in laundries serving the healthcare market, and challenging market conditions. Professional Products sales increased 4 percent for the second quarter and 7 percent for the six-month period with continued growth in sales of branded products through its mass commercial distribution line. Water Care sales were up 4 percent for the second quarter and 3 percent for the six-month period. The Water Care Division continues to concentrate on the hospitality, cruise ship, food and beverage, and laundry markets. The Company's Food & Beverage Division reported sales growth of 15 percent for the second quarter and 16 percent for the first half of 1998 reflecting the acquisition of Chemidyne in August of last year. Excluding Chemidyne, Food & Beverage sales increased 6 percent for the second quarter and 7 percent for the six-month period with good growth in sales to all of its markets.

For the second quarter of 1998, operating income of the Company's United States operations was $57 million, up 22 percent over operating income of $47 million in the second quarter of last year. For the six-month period, U.S. operating income totaled $105 million, an increase of 23 percent over operating income of $86 million in the comparable period of 1997. U.S. operating income benefited from particularly good growth in the core Institutional and Food and Beverage operations and also in the Pest Elimination business. U.S. operating income improved to 16.0 percent of net sales in the second quarter from 14.8 percent of net sales in the second quarter of 1997.

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1998 (continued)

The U.S. operating income margin also improved for the first six months of 1998, to 15.2 percent of net sales from 14.0 percent in the comparable period of last year. The improvements in operating income margins reflected strong sales growth, sales of new products, modest increases in raw material costs, higher gross margins and the benefits of tight cost controls.

Reported sales of the Company's International Operations were $109 million for the second quarter of 1998, an increase of 18 percent over sales of $92 million in the comparable period of last year. For the first six months of 1998, International reported a sales increase of 22 percent to $213 million from $175 million in the first half of 1997. International sales benefited from business acquisitions, however, were negatively affected by changes in currency translation, particularly in the Asia Pacific region. Excluding acquisitions, sales for the second quarter and six-month periods as reported in U.S. dollars were flat versus the same periods of last year. When measured in local currencies, total International sales increased approximately 30 percent for each of the reporting periods, and when acquisitions are excluded, sales for both the second quarter and first six months of 1998 increased approximately 10%. The Asia Pacific region reported U.S. dollar sales growth of 33 percent for the second quarter and 35 percent for the first six months of 1998. Excluding business acquisitions and when measured in local currencies, Asia Pacific sales increased 15 percent for the second quarter of 1998 and 17 percent for the six-month period with good growth in Japan, Australia and Southeast Asia. Reported sales of Latin America increased 4 percent for both the second quarter and six-month periods. When measured in local currencies, Latin America sales increased 10 percent in each period with strong double-digit growth in Mexico, Venezuela and Central America and modest growth in Brazil. Canada's reported sales were flat for the second quarter of 1998 and grew 5 percent for the six-month period. Canada's local currency growth, excluding the March 1997 acquisition of Savolite, was 4 percent for the second quarter and 6 percent for the first six months of 1998 and reflected good growth in Institutional and Food & Beverage sales.

International reported operating income of $8 million for the second quarter ended June 30, 1998, an increase of 18 percent over second quarter 1997 operating income of $7 million. For the six-month period, International's reported operating income totaled $15 million and was up 19 percent over operating income of $13 million in the comparable period of 1997. Excluding the effects of business acquisitions, International's U.S. dollar operating income was down 12 percent for the second quarter and down 1 percent for the first six months of 1998, reflecting lower income in the Asia Pacific region due

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1998 (continued)

to the difficult business and economic conditions in the region. Excluding business acquisitions and the negative effects of currency translation, International's operating income grew 8 percent for the second quarter and 24 percent for the six-month period and included significant growth in results of Latin America. The Company continues to be cautious about near-term growth in the Asia Pacific region due to the uncertain economic conditions in the region.

The Company's equity in earnings of the Henkel-Ecolab joint venture increased 8 percent to $3.8 million in the second quarter of 1998 from $3.5 million in the second quarter of last year. For the first six months of 1998, the Company's equity in joint venture earnings was $6.4 million, up 8 percent over $5.9 million of equity in earnings recorded in the comparable period of last year. Joint venture sales, although not consolidated in the Company's financial statements, increased 11 percent for the second quarter and 9 percent for the six-month period when measured in Deutsche marks, with good growth in most markets and within most geographic regions. However, sales to the professional hygiene market and sales in Germany and the United Kingdom were weak, due in part to government and private spending cutbacks. When measured in U.S. dollars, joint venture sales were negatively affected by the strengthening U.S. dollar and increased only 5 percent for the second quarter and were flat for the first six months of 1998.

Corporate operating expense was $1 million for the second quarter and $2 million for the first half of 1998 and represented overhead costs directly related to the joint venture. The major portion of the 41 percent increase in corporate operating expense for the second quarter was due to the timing of expenditures.

Net interest expense totaled $5.4 million for the second quarter and $10.8 million for the first half of 1998 and increased nearly 80 percent over net interest expense in the comparable periods of last year. The increases were primarily due to debt incurred under the Company's Multicurrency Credit Agreement for the Gibson acquisition and for an income tax deposit made in the second quarter of 1998.

For both the second quarter and six-month periods, the provisions for income taxes reflected estimated effective rates of 42.0 percent in 1998, a slight increase compared with last year's effective rates of 41.0 percent. The increases in the effective income tax rates were principally due to the effects of business acquisitions and higher overall effective rates on earnings of International operations.

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 CONVERSION

The Company has completed an assessment of Year 2000 compliance for its North American operations related to its critical operating and application systems, particularly customer-oriented systems such as sales and order processing, billing and collections and associated infrastructure. As a result, the Company has renovated or is replacing portions of its software and hardware. The renovation, validation and implementation processes are approximately 85% complete and the intention is to be completed by the end of 1998 in all material respects. The costs related to Year 2000 to complete this activity are not material and should not exceed $5 million, in both capital and expense, of which an estimated $3 million has been incurred to date. Of this cost, only a small part is related to accelerated replacement due to Year 2000 concerns.

With regard to operations and application systems in operations outside of North America, the Company is in various stages of assessment, renovation, validation or implementation depending on the circumstances. The Company intends to follow the same process internationally, as it has taken in North America and intends to complete the process by the end of 1998 in all material respects.

As a part of its Year 2000 process, the Company intends to demonstrate its Year 2000 readiness by simulating the Year 2000 in an orchestrated manner for its key infrastructure components, critical business processes and key application systems. The Company expects that minor Year 2000 compliance issues will be identified as an outcome of the Year 2000 simulation test and intends to address these compliance issues in the first quarter of 1999.

On a worldwide basis, the Company is in the assessment stage relative to remediating its dispensing and cleaning systems and its manufacturing and building maintenance operations for date/time sensitivity and intends to proceed to the renovation, validation and implementation stages with the goal of completion by the end of 1998. The Company, while still only in the assessment stage, believes that its requirements relative to Year 2000 remediation for its dispensing and cleaning systems and manufacturing and building maintenance operations are limited in nature and although a final cost estimate has not been determined at this time, the Company does not believe the cost will be material.

The Company has contacted key suppliers and vendors in order to determine the status of such third parties' Year 2000 remediation plans. This process will be ongoing into 1999. In the Company's experience, its suppliers and vendors are still only in the process of Year 2000 renovation. Therefore, the Company will be better able to fully assess the risk and prepare contingency plans when third party processes are more complete.

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 CONVERSION (continued)

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. The Company intends to address contingency planning during 1999.

The Company intends to complete its Year 2000 remediation efforts primarily with in-house resources, but has and will continue to use consultants for specific tasks. The Company believes that costs of Year 2000 remediation described above can be funded from operations.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with the problem. However, there can be no assurance that the process can be completed on the timetable described above or that the remediation processes will be fully effective. The failure to identify and remediate Year 2000 problems or, the failure of key third parties who do business with the Company or governmental/regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. The effect on the Company's operations, income and financial condition could be materially adverse.

There are numerous risks and uncertainties associated with management of Year 2000 risks and these are further discussed in the Company's Form 10-K for the year ended December 31, 1997 under the heading "Forward-Looking Statements and Risk Factors."

FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.4 billion at June 30, 1998, a slight decrease from total assets at year-end 1997 and an increase of 16 percent over total assets of $1.2 billion at June 30, 1997, due in part to business acquisitions. Other current assets at June 30, 1998, included approximately $23 million of net assets of the acquired Gibson businesses which the Company has determined it will not retain. During the first quarter of 1998 the Company completed its plan for the integration of Gibson and the majority of these net assets held for sale initially had been included in the Company's year-end 1997 balance sheet as property, plant and equipment, accounts receivable and inventories.

Total debt was $329 million at June 30, 1998, up from total debt of $308 million at year-end 1997 and total debt of $179 million at June 30, 1997.
The increases in total debt reflected an income tax deposit made in the second quarter of 1998 and debt incurred to finance the late-1997 acquisition of Gibson. The ratio of total debt to capitalization was 37 percent at June 30, 1998, compared with 36 percent at year-end 1997 and 25 percent at June 30, 1997.

                                 ECOLAB INC.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION AND LIQUIDITY (continued)

Other noncurrent liabilities decreased from $125 million at year-end 1997 to $90 million at June 30, 1998 principally due to a deposit made to post a bond with the Internal Revenue Service against outstanding issues related to the disposal of a discontinued business in 1992. As a result of tax losses on the disposition of this business, the Company's U.S. federal income tax payments were reduced in 1992 through 1995 by approximately $58 million. However, pending final acceptance of the Company's treatment of the losses, no income tax benefit has been recognized for financial reporting purposes. On August 5, 1998 an agreement was reached with the Internal Revenue Service on the final tax treatment for the losses. This agreement will result in the recognition of income from discontinued operations in the Company's financial statements for the period ending September 30, 1998. While the computations necessary to determine the final amount of income are dependent on many factors, including the outcome from the filing of numerous amended state and local income tax returns, the Company believes that the final amount of income from discontinued operations could be in excess of $35 million. Because this one-time gain relates to a previously discontinued business and the major portion of the tax liability due has been funded by the above-mentioned bond posting, the settlement is not expected to have a material impact on the Company's results from continuing operations, financial position or liquidity.

Cash provided by continuing operations totaled $101 million for the first six months of 1998, an increase of 25 percent over cash provided by continuing operations of $80 million in the first half of last year. The comparison of cash flow from continuing operations was favorably affected by a cash outflow in 1997 due to an income tax deposit made against outstanding federal income tax issues that had been accrued for in other noncurrent liabilities. Total cash provided by operating activities decreased to $71 million from $80 million in the first six months of last year due to a $30 million income tax deposit made in the second quarter of 1998 related to discontinued operations.

During the first six months of 1998, the Company reacquired 454,242 shares of its common stock under its share repurchase program, which provides shares to fund employee benefit plans. The Company also acquired 432,358 shares of its common stock under a separate 12 million share repurchase program announced in May 1995. At June 30, 1998, there were 3,748,888 shares remaining for purchase from time to time under that 1995 purchase authorization. The Company anticipates that it will continue to periodically reacquire shares under these two programs.

                                 ECOLAB INC.
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, a new standard of accounting and reporting for derivative instruments and hedging activities. The Company is required to adopt the new standard in the first quarter of 2000. Although the Company has not completed a full analysis of all of the requirements of the new standard, the Company's use of derivative and hedging financial instruments is limited and therefore the Company does not anticipate the impact of the new standard to be significant.

                         PART II.  OTHER INFORMATION

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on May 8, 1998. At the meeting, 92.57% of the outstanding shares of the Company's voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class III Directors for a term ending at the annual meeting in 2001. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

                 Name             For            Withheld
            ----------------  -----------        --------
            Joel W. Johnson   118,534,635         720,980
            Philip L. Smith   118,521,653         733,962
            Hugo Uyterhoeven  118,506,599         749,016
            Albrecht Woeste   118,499,056         756,559

            In addition, the terms of office of the following directors continued after the meeting: Class I Directors for a term ending in 1999 - James J. Howard, Jerry W. Levin, Rueben F. Richards, Richard
            L. Schall and Roland Schulz; and Class II Directors for a term ending in 2000 - Leslie S. Biller, Ruth S. Block, Allan L. Schuman and Michael E. Shannon.

            The second proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP (on July 1, 1998, Coopers & Lybrand L.L.P. merged with Price Waterhouse LLP to form PricewaterhouseCoopers) as the Company's independent accountants for the year ending December 31, 1998. The appointment was ratified as follows:

                    For            Against        Abstained
               -----------         -------        ---------
               118,916,863         173,334         165,418

            As to each proposal, there were no broker non-votes.


Item 5(a)   RECENT SALES OF UNREGISTERED SECURITIES

            On May 11, 1998, the Company issued 18,633 shares of Common Stock to Grace-Lee Products, Incorporated ("Grace-Lee") in a private transaction. The transaction represented a purchase price adjustment for the previously reported acquisition of Grace-Lee's chemical business in December, 1997. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 5(b)   ANNUAL MEETING - DISCRETIONARY VOTING AND ADVANCE NOTICE PROVISIONS

            The following information is provided to comply with Rules 14a - 4(c)(i) and 14a - 5(e) of the Securities and Exchange Commission:

            Rule 14(a) - 4(c)(i) of the Securities and Exchange Commission provides that persons named in the proxy which accompanies the Company's Proxy Statement, may be given discretionary authority to vote all proxies with respect to any matters not included in the Proxy Statement which come before the Annual Meeting of the Stockholders for a vote of the Stockholders unless advance notice of such matter is provided to the Company in accordance with the Company's Advance By-Law Notice provisions. The Company anticipates continuing its policy of granting such discretionary authority to the persons named in the proxy.

            As applied to the Company such discretionary authority will apply with respect to proxies solicited in connection with the next Annual Meeting of Stockholders expected to be held on May 14, 1999, unless notice is received by the Company not later than February 6, 1999. Notice may be given to the Secretary of the Company, c/o Ecolab Inc., Ecolab Center, 370 North Wabasha Street, St. Paul, Minnesota 55102.

            In addition, the Company's By-Laws contain advance notice provisions which require that written notice of a stockholder proposal or stockholder director nomination not included in the Proxy Statement be delivered to the Secretary not less than 90 and no more than 135 days prior to the anniversary date of the preceding Annual Meeting of Stockholders. Any Stockholder business, or nomination, which the presiding officer determines has not been brought before the meeting in accordance with those By-Law provisions, will not be voted upon at the meeting. The notice period, in respect of the next Annual Meeting expected to be held on May 14, 1999 shall be from December 24, 1998 through February 6, 1999 inclusive. A copy of the By-Laws of the Company may be obtained by contacting the Secretary of the Company at the above address.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (a) The following documents are filed as exhibits to this report:

               (4) A. Amendment No. 1 dated as of June 23, 1998 to Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of October 17, 1997, and to Local Currency Addendum dated as of October 17, 1997, with respect to the Multicurrency Credit Agreement, among Ecolab Inc., the Banks parties thereto, Citibank, N.A., as Agent for the Banks, Citibank International Plc, as Euro-Agent for the Banks and Morgan Guaranty Trust Company of New York as Co-Agent; and with respect to the Local Currency Addendum among Ecolab Inc., Ecolab PTY Limited, the Local Currency Banks parties thereto, Citibank, N.A., as Agent and Citisecurities Limited, as Local Currency Agent.

                   B. Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks parties thereto.

               (10) Non-Statutory Stock Option Agreement between the Company and
                    Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan. Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller numbers of shares.

               (15) Letter regarding unaudited interim financial
                    information.

               (27) Financial Data Schedule.


            (b)     Reports on Form 8-K:

                    No reports on Form 8-K were filed during the quarter ended June 30, 1998. Subsequent to the quarter ended June 30, 1998, the Company filed on July 15, 1998, a Current Report on Form 8-K announcing completion of its previously announced acquisition of GCS Service, Inc. of Danbury, Connecticut.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ECOLAB INC.


Date:   August 12, 1998                By:  /s/Michael E. Shannon
                                            Michael E. Shannon
                                            Chairman of the Board, Chief
                                            Financial and Administrative
                                            Officer (duly authorized
                                            officer and Principal
                                            Financial Officer)

                                 EXHIBIT INDEX

     Exhibit No.                      Document                         Method of Filing
     -----------                      --------                         ----------------
       (4)  A.       Amendment No. 1 dated as of June 23, 1998 to        Filed herewith
                     Multicurrency Credit Agreement dated as of          electronically
                     September 29, 1993, as Amended and Restated as
                     of October 17, 1997, and to Local Currency
                     Addendum dated as of October 17, 1997, with
                     respect to the Multicurrency Credit Agreement,
                     among Ecolab Inc., the Banks parties thereto,
                     Citibank, N.A., as Agent for the Banks,
                     Citibank International Plc, as Euro-Agent for
                     the Banks and Morgan Guaranty Trust Company of
                     New York as Co-Agent; and with respect to the
                     Local Currency Addendum among Ecolab Inc.,
                     Ecolab PTY Limited, the Local Currency Banks
                     party thereto, Citibank, N.A., as Agent  and
                     Citisecurities Limited, as Local Currency
                     Agent.

       (4)  B.       Australian Dollar Local Currency Addendum           Filed herewith
                     dated as of June 23, 1998 among Ecolab Finance      electronically
                     PTY Limited, Ecolab Inc., Citibank, N.A., the
                     Local Currency Agent named therein and the
                     Local Currency Banks party thereto.

       (10)          Non-Statutory Stock Option Agreement between        Filed herewith
                     the Company and Allan L. Schuman with respect       electronically
                     to premium-priced option grant effective
                     February 20, 1998 under the Ecolab Inc. 1997
                     Stock Incentive Plan.  Similar option grants
                     were made to each of the named executive
                     officers of the Company covering varying, but
                     smaller number of shares.

       (15)          Letter regarding unaudited interim financial        Filed herewith
                     information                                         electronically

       (27)          Financial Data Schedule                             Filed herewith
                                                                         electronically