Form 10-Q
period 1998-09-30
ECOLAB INC
filed 1998-11-12
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission File No. 1-9328
                    ------

                                   ECOLAB INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     41-0231510
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S.Employer
 incorporation or organization)                    Identification No.)

    Ecolab Center, 370 Wabasha Street N., St. Paul, Minnesota 55102
----------------------------------------------------------------------
    (Address of principal executive offices)(Zip Code)

                                  651-293-2233
                                  -------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1998.

129,374,763 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                       Third Quarter Ended
                                                         September 30
(thousands, except per share)                     1998                  1997
                                                --------              --------
                                                         (unaudited)
Net Sales                                       $500,037              $432,873

Cost of Sales                                    224,365               188,178

Selling, General
  and Administrative Expenses                    196,501               177,899
                                                --------              --------

Operating Income                                  79,171                66,796

Interest Expense, Net                              5,069                 3,351
                                                --------              --------

Income from Continuing Operations
  Before Income Taxes and Equity in
  Earnings of Joint Venture                       74,102                63,445

Provision for Income Taxes                        31,794                26,613

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                    4,704                 3,657
                                                --------              --------

Income from Continuing Operations                 47,012                40,489

Gain from Discontinued Operations                 38,000
                                                --------              --------

Net Income                                      $ 85,012              $ 40,489
                                                --------              --------
                                                --------              --------
Basic Income Per Common Share
     Income from Continuing Operations          $   0.36              $   0.31
     Gain from Discontinued Operations              0.29
     Net Income                                 $   0.66              $   0.31

Diluted Income Per Common Share
     Income from Continuing Operations          $   0.35              $   0.30
     Gain from Discontinued Operations              0.28
     Net Income                                 $   0.63              $   0.30

Dividends Per Common Share                      $  0.095              $   0.08

Weighted Average Common Shares Outstanding
     Basic                                       129,573               129,462
     Diluted                                     134,319               133,930


                 See notes to consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                     Nine Months Ended          Year Ended
                                                        September 30            December 31
(thousands, except per share)                      1998           1997             1997
                                                ----------      ----------      ----------
                                                      (unaudited)
Net Sales                                       $1,404,859      $1,218,443      $1,640,352

Cost of Sales                                      630,390         537,226         722,084

Selling, General
  and Administrative Expenses                      577,838         518,188         699,764
                                                ----------      ----------      ----------

Operating Income                                   196,631         163,029         218,504

Interest Expense, Net                               15,875           9,403          12,637
                                                ----------      ----------      ----------

Income from Continuing Operations
  Before Income Taxes and Equity
  in Earnings of Joint Venture                     180,756         153,626         205,867

Provision for Income Taxes                          76,558          63,587          85,345

Equity in Earnings of
  Henkel-Ecolab Joint Venture                       11,091           9,548          13,433
                                                ----------      ----------      ----------

Income from Continuing Operations                  115,289          99,587         133,955

Gain from Discontinued Operations                   38,000
                                                ----------      ----------      ----------
Net Income                                      $  153,289      $   99,587      $  133,955
                                                ----------      ----------      ----------
                                                ----------      ----------      ----------

Basic Income Per Common Share
     Income from Continuing Operations          $     0.89      $     0.77      $     1.03
     Gain from Discontinued Operations                0.29
     Net Income                                 $     1.19      $     0.77      $     1.03

Diluted Income Per Common Share
     Income from Continuing Operations          $     0.86      $     0.74      $     1.00
     Gain from Discontinued Operations                0.28
     Net Income                                 $     1.14      $     0.74      $     1.00

Dividends Per Common Share                      $    0.285      $     0.24      $    0.335

Weighted Average Common Shares
 Outstanding
     Basic                                         129,066         129,596         129,446
     Diluted                                       134,023         133,835         133,822



                   See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET

                                         September 30         December 31
(thousands)                          1998            1997         1997
                                  -----------    -----------  -----------
                                         (unaudited)
ASSETS

Cash and cash equivalents         $    42,392    $    66,972  $    61,169

Accounts receivable, net              260,729        230,609      246,041

Inventories                           159,563        132,761      154,831

Deferred income taxes                  35,698         29,301       34,978

Other current assets                   22,189          8,371       12,482
                                  -----------    -----------  -----------

Current Assets                        520,571        468,014      509,501

Property, Plant and
  Equipment, Net                      406,346        347,445      395,562

Investment in Henkel-Ecolab
  Joint Venture                       242,373        239,719      239,879


Other Assets                          276,788        208,290      271,357
                                  -----------    -----------  -----------

Total Assets                      $ 1,446,078    $ 1,263,468  $ 1,416,299
                                  -----------    -----------  -----------
                                  -----------    -----------  -----------


                   See notes to consolidated financial statements.

                                   (continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (continued)


                                                            September 30            December 31
(thousands, except per share)                           1998            1997            1997
                                                     ----------      ----------     -----------
                                                            (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                      $  104,420      $   52,039      $   48,884

Accounts payable                                        121,397         105,819         130,682

Compensation and benefits                                73,539          73,679          74,317

Income taxes                                              7,003          24,217          13,506

Other current liabilities                               137,927         116,474         137,075
                                                     ----------      ----------      ----------

Current Liabilities                                     444,286         372,228         404,464


Long-Term Debt                                          191,971         148,934         259,384


Postretirement Health Care
  and Pension Benefits                                   93,180          85,266          76,109

Other Liabilities                                        61,456         122,048         124,641

Shareholders' Equity (common stock, par
  value $1.00 per share; shares
  outstanding: September 30, 1998 - 129,465;
  September 30, 1997 - 129,427;
  December 31, 1997 - 129,127)                          655,185         534,992         551,701
                                                     ----------      ----------      ----------

Total Liabilities and
  Shareholders' Equity                               $1,446,078      $1,263,468      $1,416,299
                                                     ----------      ----------      ----------
                                                     ----------      ----------      ----------


                   See notes to consolidated financial statements.

                                   ECOLAB INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            Nine Months Ended            Year Ended
                                                               September 30              December 31
(thousands)                                                1998             1997              1997
                                                        ---------         --------       -----------
                                                               (unaudited)
OPERATING ACTIVITIES

Net income                                              $153,289          $ 99,587           $133,955

Gain from discontinued operations                        (38,000)
                                                        --------          --------           --------

Income from continuing operations                        115,289            99,587            133,955

Adjustments to reconcile income from continuing
  operations to cash provided by operating activities:
    Depreciation                                          72,848            63,865             84,415
    Amortization                                          16,527            11,203             16,464
    Deferred income taxes                                   (460)             (619)            (2,074)
    Equity in earnings of joint venture                  (11,091)           (9,548)           (13,433)
    Joint venture royalties and dividends                  9,486            17,799             25,367
    Other, net                                             1,234             1,557              4,630
    Changes in operating assets and liabilities:
      Accounts receivable                                (15,742)          (26,166)           (21,231)
      Inventories                                         (7,040)           (9,708)           (14,395)
      Other assets                                        (6,878)          (15,338)           (10,993)
      Accounts payable                                   (13,242)            3,135             20,876
      Other liabilities                                   38,230            13,726             11,517
                                                        --------          --------           --------

Cash provided by continuing operations                   199,161           149,493            235,098

Cash used for discontinued operations                    (30,200)
                                                        --------          --------           --------
Cash provided by operating activities                   $168,961          $149,493           $235,098
                                                        --------          --------           --------


                    Bracketed amounts indicate a use of cash.

                 See notes to consolidated financial statements.

                                   (continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

                                                 Nine Months Ended                Year Ended
                                                   September 30                   December 31
thousands)                                   1998                1997                 1997
                                          ---------            --------           -----------
                                                    (unaudited)
INVESTING ACTIVITIES

Capital expenditures                      $(107,767)           $(83,171)          $ (121,667)
Property disposals                            2,458               2,594                3,424
Businesses acquired                         (29,506)            (58,225)            (157,234)
Sale of Gibson businesses & assets           13,496
Sale of investments in securities             5,000
Other, net                                     (157)             (1,218)              (1,240)
                                          ---------            --------            ---------
Cash used for investing activities         (116,476)           (140,020)            (276,717)
                                          ---------            --------            ---------



FINANCING ACTIVITIES

Notes payable                                63,781              26,254                9,280
Long-term debt borrowings                    73,740               1,000              117,000
Long-term debt repayments                  (132,067)               (711)             (15,210)
Reacquired shares                           (44,521)            (34,367)             (60,795)
Cash dividends on common stock              (36,702)            (31,105)             (41,456)
Other, net                                    7,253              27,556               26,278
                                          ---------            --------            ---------
Cash provided by (used for)
  financing activities                      (68,516)            (11,373)              35,097
                                          ---------            --------            ---------

Effect of exchange rate
  changes on cash                            (2,746)               (403)              (1,584)
                                          ---------            --------            ---------


DECREASE IN CASH AND
  CASH EQUIVALENTS                          (18,777)             (2,303)              (8,106)

Cash and Cash Equivalents,
  at beginning of period                     61,169              69,275               69,275
                                          ---------            --------            ---------

Cash and Cash Equivalents,
  at end of period                        $  42,392            $ 66,972            $  61,169
                                          ---------            --------            ---------
                                          ---------            --------            ---------





                    Bracketed amounts indicate a use of cash.

                 See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statements of income for the third quarter and the nine months ended September 30, 1998 and 1997, reflect, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. These adjustments consist of normal, recurring items, except for the gain from discontinued operations discussed separately herein. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1997 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.


BALANCE SHEET INFORMATION

                                                            September 30                December 31
(thousands)                                          1998               1997                1997
                                                  ----------         ---------          -----------
                                                           (unaudited)
Accounts Receivable, Net
    Accounts receivable                           $273,405           $241,511             $256,919
    Allowance for doubtful accounts                (12,676)           (10,902)             (10,878)
                                                  --------           --------             --------
      Total                                       $260,729           $230,609             $246,041
                                                  --------           --------             --------
                                                  --------           --------             --------

Inventories
    Finished goods                                $ 69,038           $ 54,833             $ 67,823
    Raw materials and parts                         93,391             81,332               89,716
    Excess of fifo cost over lifo cost              (2,866)            (3,404)              (2,708)
                                                  --------           --------             --------
      Total                                       $159,563           $132,761             $154,831
                                                  --------           --------             --------
                                                  --------           --------             --------

Property, Plant and Equipment, Net
  Land                                            $ 11,887           $  7,961             $ 18,184
  Buildings and leaseholds                         151,534            133,908              145,021
  Machinery and equipment                          254,955            218,287              232,940
  Merchandising equipment                          425,582            362,432              379,531
  Construction in progress                          13,589             11,864               19,862
                                                  --------           --------             --------
                                                   857,547            734,452              795,538
  Accumulated depreciation
    and amortization                              (451,201)          (387,007)            (399,976)
                                                  --------           --------             --------
      Total                                       $406,346           $347,445             $395,562
                                                  --------           --------             --------
                                                  --------           --------             --------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

BALANCE SHEET INFORMATION (continued)

                                                                         September 30                 December 31
(thousands)                                                         1998               1997               1997
                                                                  --------           ---------        -----------
                                                                         (unaudited)
Other Assets
  Intangible assets, net                                          $226,947           $124,305           $217,120
  Investments in securities                                                             5,000              5,000
  Deferred income taxes                                             25,221             26,354             23,444
  Other                                                             24,620             52,631             25,793
                                                                  --------           --------           --------
    Total                                                         $276,788           $208,290           $271,357
                                                                  --------           --------           --------
                                                                  --------           --------           --------

Short-Term Debt
  Notes payable                                                   $ 88,722           $ 36,778           $ 33,440
  Long-term debt, current
   maturities                                                       15,698             15,261             15,444
                                                                  --------           --------           --------
    Total                                                         $104,420           $ 52,039           $ 48,884
                                                                  --------           --------           --------
                                                                  --------           --------           --------

Shareholders' Equity
  Common stock                                                    $144,503           $ 71,340           $142,797
  Additional paid-in capital                                       193,012            196,387            149,137
  Retained earnings                                                611,511            476,963            494,950
  Deferred compensation                                            (12,342)           (10,097)            (9,160)
  Cumulative translation                                           (41,285)           (24,998)           (28,943)
  Treasury stock                                                  (240,214)          (174,603)          (197,080)
                                                                  --------           --------           --------
    Total                                                         $655,185           $534,992           $551,701
                                                                  --------           --------           --------
                                                                  --------           --------           --------


Interest expense related to all debt was $18,361,000 and $13,256,000 for the nine months ended September 30, 1998 and 1997, respectively, and $18,043,000 for the year ended December 31, 1997.

Other noncurrent liabilities decreased from $125 million at year-end 1997 to $61 million at September 30, 1998 principally due to the resolution of a tax issue related to the disposal of a business in 1992. The Company posted a bond with the Internal Revenue Service against an outstanding tax issue related to this business in the second quarter and recognized a gain from discontinued operations as a result of the settlement of the issue in the third quarter of 1998.

In August 1998, the Company issued approximately $60 million of 5.835 percent Australian dollar denominated medium-term notes that mature in November 2001. The Company also issued approximately $30 million of Australian dollar denominated commercial paper. The proceeds from these debt issuances were used to reduce debt under the Company's Multicurrency Credit Agreement, which was classified as long-term.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

GAIN FROM DISCONTINUED OPERATIONS

During the third quarter, the Company resolved a tax issue related to the disposal of a business in 1992. As a result of tax losses on the disposition of this business, the Company's U.S. federal income tax payments were reduced in 1992 through 1995 by approximately $58 million. However, pending final acceptance of the Company's treatment of the losses, no income tax benefit was recognized for financial reporting purposes. During the third quarter of 1998, an agreement was reached with the Internal Revenue Service on the final tax treatment for the losses. This agreement resulted in the recognition of a gain from discontinued operations of $38 million or $0.28 per diluted share in the Company's financial statements for the third quarter and nine-month periods ended September 30, 1998. A major portion of the tax liability due was funded by posting a bond with the Internal Revenue Service during the second quarter of 1998.

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

During the first quarter of 1998, the Company completed its plan for integration of the Gibson businesses, including the determination of which of the acquired businesses would be retained, and decisions related to certain duplicate facilities. The net assets related to these businesses and facilities, which were being held for sale, totaled approximately $25 million and were reclassified to other current assets at March 31, 1998. As of September 30, 1998, there were approximately $10 million of businesses and assets still being held for sale.

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

Also in June 1998, the Company acquired certain assets of Puremark International, a Fairfield, New Jersey-based manufacturer of systems which help purify and condition water used in food service soda fountain dispensers, ice makers, coffee makers and similar items. The acquired business had sales of approximately $2 million in 1997, and has become part of the Company's Institutional division.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

BUSINESS ACQUISITIONS (continued)

Other Business Acquisitions (continued)

In July 1998, the Company issued approximately 850,000 shares of common stock to purchase GCS Service, Inc., a Danbury, Connecticut-based provider of commercial kitchen equipment repair services. GCS Service, Inc. sales were $48 million in 1997.

These acquisitions have been accounted for as purchases and, accordingly, the results of operations have been included in the financial statements of the Company from the dates of acquisition. Net sales and operating income of these businesses are not significant to the Company's consolidated results of operations, financial position and cash flows.

COMPREHENSIVE INCOME

In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income and foreign currency translation that is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the third quarter and nine months ended September 30, 1998 and 1997 and the year ended December 31, 1997, was as follows:


                                                Third Quarter                      Nine Months               Year
                                                    Ended                            Ended                   Ended
                                                September 30                      September 30            December 31
(thousands)                                 1998            1997              1998            1997            1997
                                          -------         -------           -------         -------         --------
                                                (unaudited)                       (unaudited)

Net income                                $85,012         $40,489          $153,289         $99,587         $133,955

Change in cumulative
 translation                               (1,594)        (10,592)          (12,342)        (31,785)         (35,730)
                                          -------         -------          --------         -------         --------

Comprehensive income                      $83,418         $29,897          $140,947         $67,802         $ 98,225
                                          -------         -------          --------         -------         --------
                                          -------         -------          --------         -------         --------

                                     ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INCOME PER COMMON SHARE

The computation of the basic and diluted per share amounts were as follows:


                                                    Third Quarter                        Nine Months                     Year
                                                        Ended                               Ended                        Ended
(thousands,                                         September 30                         September 30                  December 31
 except per share)                           1998                1997                1998              1997              1997
                                         -----------          -----------          --------          --------          --------
                                                      (unaudited)                         (unaudited)

Income from continuing
 operations                              $    47,012          $    40,489          $115,289          $ 99,587          $133,955
Gain from discontinued
 operations                                   38,000                                 38,000
                                         -----------          -----------          --------          --------          --------

Net income                               $    85,012          $    40,489          $153,289          $ 99,587          $133,955
                                         -----------          -----------          --------          --------          --------
                                         -----------          -----------          --------          --------          --------

Weighted average common
 shares outstanding
  Basic (actual
   shares outstanding)                       129,573              129,462           129,066           129,596           129,446
  Effect of dilutive
   stock options                               4,746                4,468             4,957             4,239             4,376
                                         -----------          -----------          --------          --------          --------

  Diluted                                    134,319              133,930           134,023           133,835           133,822
                                         -----------          -----------          --------          --------          --------
                                         -----------          -----------          --------          --------          --------

Basic income per common share
  Income from continuing
   operations                            $         0.36       $      0.31          $   0.89          $   0.77          $   1.03
  Gain from discontinued
   operations                                      0.30                                0.30
  Net income                             $         0.66       $      0.31          $   1.19          $   0.77          $   1.03

Diluted income per common share
  Income from continuing
   operations                            $         0.35       $      0.30          $   0.86          $   0.74          $   1.00
  Gain from discontinued
   operations                                      0.28                                0.28
  Net income                             $         0.63       $      0.30          $   1.14          $   0.74          $   1.00


                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

INCOME PER COMMON SHARE (continued)

Stock options for approximately 2.3 million shares were granted in 1998 with exercise prices substantially greater than the market value of the Company's common stock. These stock options were not dilutive and therefore were not included in the computation of diluted net income per common share for the third quarter and nine months ended September 30, 1998. Virtually all other stock options outstanding during the third quarter and nine months ended September 30, 1998 and 1997, and the year ended December 31, 1997, were dilutive and included in the calculation of the diluted per share amounts.

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


                                 Third Quarter Ended                   Nine Months Ended                 Year Ended
                                      September 30                        September 30                   December 31
(thousands)                     1998              1997              1998               1997                  1997
                              --------          --------        ----------          ----------            ----------
                                      (unaudited)                         (unaudited)
Net Sales

  United States               $392,307          $338,764        $1,084,175          $  949,100            $1,275,828
  International                107,730            94,109           320,684             269,343               364,524
                              --------          --------        ----------          ----------            ----------
    Total                     $500,037          $432,873        $1,404,859          $1,218,443            $1,640,352
                              --------          --------        ----------          ----------            ----------
                              --------          --------        ----------          ----------            ----------

Operating Income
  United States               $ 72,033          $ 60,738        $  176,938          $  146,363            $  195,630
  International                  8,287             7,102            23,231              19,641                26,962
  Corporate                     (1,149)           (1,044)           (3,538)             (2,975)               (4,088)
                              --------          --------        ----------          ----------            ----------
    Total                     $ 79,171          $ 66,796        $  196,631          $  163,029            $  218,504
                              --------          --------        ----------          ----------            ----------
                              --------          --------        ----------          ----------            ----------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of the joint venture for the third quarter and nine months ended September 30, 1998 and 1997 and for the year ended December 31, 1997 were:


                                           Third Quarter Ended                Nine Months Ended              Year Ended
                                               September 30                      September 30                December 31
(thousands)                                1998             1997              1998            1997               1997
                                         --------         --------          --------        --------         -----------
                                               (unaudited)                       (unaudited)
Joint venture

  Net sales                              $232,910         $204,454          $656,318        $626,819         $   844,689

  Gross profit                            129,527          111,829           364,577         346,607             470,698

  Income before
   income taxes                            19,750           14,734            48,036          42,141              63,640

  Net income                             $ 10,985         $  8,770          $ 26,983        $ 24,364         $    33,701


Ecolab equity in earnings

  Ecolab equity in
    net income                           $  5,493         $  4,385          $ 13,492        $ 12,182         $    16,851

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                            1,112            1,192             3,308           3,412               4,583

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                                (1,901)          (1,920)           (5,709)         (6,046)             (8,001)
                                         --------         --------          --------        --------         -----------

  Equity in earnings of
    Henkel-Ecolab
    joint venture                        $  4,704         $  3,657          $ 11,091        $  9,548         $    13,433
                                         --------         --------          --------        --------         -----------
                                         --------         --------          --------        --------         -----------


At September 30, 1998, the Company's investment in the Henkel-Ecolab joint venture included approximately $140 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 1998 and 1997, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Saint Paul, Minnesota
October 20, 1998

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 26 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Net sales for the third quarter ended September 30, 1998 were $500 million, an increase of 16 percent over net sales of $433 million in the third quarter of last year. For the nine month-period ended September 30, 1998, net sales were just over $1.4 billion and increased 15 percent over net sales of approximately $1.2 billion in the comparable period of last year. Business acquisitions were significant to sales growth and accounted for approximately one-half of the Company's sales growth for both the third quarter and nine-month periods. Changes in currency translation decreased the Company's sales growth by three to four percentage points in each of the reporting periods. The growth in sales also reflected new products, a larger sales-and-service force, new customers, competitive gains and a continuation of generally good conditions in the hospitality and lodging industries, particularly in the United States. Selling price increases continued to be restrained due to limited pricing conditions in several markets in which the Company does business.

The gross profit margin was 55.1 percent of net sales for the third quarter of 1998, down from last year's third quarter gross profit margin of 56.5 percent of net sales. For the nine-month period, the gross profit margin was also 55.1 percent of net sales, a decrease compared to the nine-month 1997 gross profit margin of 55.9 percent. The decrease in gross profit margins reflected comparison against an exceptionally strong third quarter 1997 margin, lower margins in the Asia Pacific region and the effects of business acquisitions. Gross margins in the Asia Pacific region were negatively affected by economic and monetary problems in the area, and by businesses the Company added to the region through acquisitions. In the United States, gross margins were also negatively affected by business acquisitions. These decreases to the gross margins were partially offset by higher sales of the higher margin products of the Company's U.S. core operations and sales volume

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 (continued)

growth of new products. The benefits from selling price increases improved modestly over last year, however, continued to be limited due to market pressures.

For the third quarter of 1998, selling, general and administrative expenses were
39.3 percent of net sales and decreased from selling, general and administrative expenses of 41.1 percent of net sales in the third quarter of last year. For the first nine months of 1998, selling, general and administrative expenses represented 41.1 percent of net sales, down from selling, general and administrative expenses of 42.5 percent of net sales in the comparable period of last year. Selling, general and administrative margins were down for both the Company's U.S. and International Operations with significant decreases in the Asia Pacific region. These decreases reflected the benefits of tight cost controls, the integration of businesses acquired and strong sales growth. These benefits were partially offset by investments in the sales-and-service force and additional business investments. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

Income from continuing operations for the third quarter of 1998 totaled $47 million, an increase of 16 percent over income from continuing operations of $40 million in the third quarter of 1997. Diluted income from continuing operations per share for the third quarter was $0.35, an increase of 17 percent compared to diluted income from continuing operations per share of $0.30 in the third quarter of last year. For the first nine months of 1998, income from continuing operations totaled $115 million, or $0.86 per diluted share, and increased 16 percent over income from continuing operations of $100 million, or $0.74 per diluted share in the comparable period of last year. These earnings improvements reflected double-digit growth in operating income, principally due to the stronger performances of the Company's U.S. core operations, and a higher equity in earnings of the Henkel-Ecolab joint venture. Earnings were negatively affected by increased interest expense and income taxes compared with the third quarter and nine-month periods of last year.

In addition to ongoing operations, a tax issue related to the disposal of a business in 1992 was resolved during the third quarter, resulting in a one-time gain of $38 million, or $0.28 per diluted share. When the business was discontinued at the end of 1991, no income tax benefits were anticipated as part of the loss on disposition. Subsequently, the Company was able to adopt a strategy to realize some income tax benefits on the disposition. The Company's treatment of the loss for income tax purposes was resolved with the Internal Revenue Service during the third quarter.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 (continued)

Net sales for the Company's United States operations were $392 million for the third quarter of 1998, an increase of 16 percent over net sales of $339 million in the third quarter of last year. For the nine-month period, United States sales totaled $1.1 billion in 1998, up 14 percent over sales of $949 million in 1997. U.S. sales for both periods benefited from business acquisitions, a continuation of strong growth in the core Institutional and Food & Beverage operations, sales of new products, and good business trends in the hospitality and lodging industries. Business acquisitions accounted for approximately 40 percent of the growth in U.S. sales for each of the reporting periods. Selling price increases continued to be restrained due to limited pricing conditions in several of the markets in which the Company does business. Sales of the Company's U.S. Institutional Division increased 12% for both the third quarter and nine-month reporting periods with strong growth in sales of all of its business units. The Grace-Lee Vehicle Wash business, which was acquired in December of last year, added approximately 2 percentage points to Institutional's sales growth rates. Sales of the Pest Elimination Division increased 15 percent for the third quarter and 14 percent for the first nine months of 1998. Pest Elimination sales benefited from good new contract growth, continued high customer retention, additional product and service offerings and higher customer demand related to weather conditions. Kay reported sales growth of 10 percent for the third quarter and 9 percent for the nine-month period with good new customer business, continued growth of its food retail (grocery/deli) services business and additional offerings to its core quick-service customers. Textile Care sales decreased 1 percent for the third quarter of 1998 and were up 1 percent for the first nine months of 1998. Although Textile Care has a number of new product offerings, its business continues to experience pressures from plant consolidations, particularly in laundries serving the healthcare market, and challenging market conditions. Sales of the Company's Professional Products businesses were up 4 percent for the third quarter and 6 percent for the nine-month period with improved growth in sales to its core janitorial and infection prevention markets. Water Care sales increased 7 percent for the third quarter and 5 percent for the first nine months of 1998 with a continued focus on the hospitality, cruise ship, food and beverage and laundry markets. The Food & Beverage Division reported sales growth of 17 percent for both the third quarter and nine-month reporting periods reflecting the acquisition of Chemidyne in August of last year. Excluding Chemidyne, Food & Beverage sales increased 11 percent for the third quarter and 8 percent for the nine-month period with strong growth in sales to the beverage and food processing markets.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 (continued)

Operating income of the Company's United States operations was $72 million for the third quarter ended September 30, 1998, an increase of 19 percent over operating income of $61 million in the third quarter of 1997. For the first nine months of 1998, U.S. operating income totaled $177 million, up 21 percent over operating income of $146 million in the comparable period of last year. U.S. operating income reflected a continuation of particularly good growth in the core Institutional and Food and Beverage operations and also in the Pest Elimination business. As a percent of net sales, the third quarter U.S. operating income margin improved to 18.4 percent in 1998 from 17.9 percent last year. For the nine-month period, the operating income margin also improved to
16.3 percent of net sales in 1998 from 15.4 percent of net sales in 1997. These improvements in operating income margins reflected strong sales growth, particularly in the core operations and in sales of new products, modest increases in raw material costs, and the benefits of tight cost controls.

Reported sales of the Company's International Operations were $108 million for the third quarter of 1998, and increased 14 percent over sales of $94 million in the third quarter of last year. For the first nine months of 1998, the Company's International Operations reported sales of $321 million, up 19 percent over sales of $269 million during the first nine months of 1997. International sales benefited from business acquisitions; however, sales were negatively affected by changes in currency translation, particularly in the Asia Pacific region. Excluding business acquisitions, sales as reported in U.S. dollars decreased 3 percent for the third quarter and were flat for the nine-month period. When measured in local currencies, International sales increased over 30 percent for both the third quarter and nine-month reporting periods, and when business acquisitions are excluded, local currency sales for both the third quarter and nine-month periods of 1998 increased approximately 11 percent. The Asia Pacific region reported U.S. dollar sales growth of 24 percent for the third quarter and 31 percent for the first nine months of 1998. Excluding business acquisitions and when measured in local currencies, sales in the Asia Pacific region increased 16 percent for each of the reporting periods with good growth in Australia and Southeast Asia. Reported sales in Latin America were up modestly, 1 percent for the third quarter and 3 percent for the nine-month period. When measured in local currencies, Latin America sales increased 8 percent for the third quarter and 9 percent for the nine-month period with double-digit growth in Mexico, Venezuela and Central America and flat results in Brazil and the Caribbean. Canada reported flat sales results for the third quarter and sales growth of 3 percent for the first nine months of 1998. Canada's local currency growth, excluding the March 1997 acquisition of Savolite, was 7 percent for the third quarter and 6 percent for the nine-month period and reflected good growth in Institutional and Food & Beverage sales.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 (continued)

For the third quarter ended September 30, 1998, International reported operating income of $8 million, an increase of 17 percent over operating income of $7 million in the third quarter of last year. For the first nine months of 1998, International operating income totaled $23 million, up 18 percent over operating income of $20 million in the comparable period of last year. Excluding business acquisitions, International operating income as reported in U.S. dollars was down approximately 1 percent for both the third quarter and nine-month reporting periods, reflecting lower income in the Asia Pacific region due to the difficult business and economic conditions in the region. Excluding business acquisitions and the negative effects of currency translation, International's operating income increased approximately 25 percent in both the third quarter and nine-month reporting periods reflecting growth in all of the Company's major regions of operation with significant growth in the Latin America region. The Company continues to be cautious about near-term growth in the Asia Pacific region due to the uncertain economic conditions in the region.

The Company's equity in earnings of the Henkel-Ecolab joint venture were $4.7 million for the third quarter of 1998, an increase of 29 percent over $3.7 million of equity in earnings of the joint venture in the comparable quarter of last year. For the nine-month period, the Company's equity in the joint venture's earnings increased 16 percent to $11.1 million in 1998 from $9.5 million last year. Joint venture sales, although not consolidated in the Company's financial statements, were up 14 percent for the third quarter and 11 percent for the first nine months of 1998 when measured in Deutsche marks, with good growth across all business lines and in most geographic areas. Sales in Germany and the United Kingdom continued to be weak, due in part to government and private spending cutbacks. When measured in U.S. dollars, joint venture sales also increased 14 percent for the third quarter, however, sales increased only 5 percent for the nine-month period due to the negative effects of the strengthening U.S. dollar.

Corporate operating expense was just over $1 million for the third quarter and $3.5 million for the first nine months of 1998 and represented overhead costs directly related to the Henkel-Ecolab joint venture.

Net interest expense was $5.1 million for the third quarter and nearly $16 million for the nine-month period and increased more than 50 percent over net interest expense in the comparable periods of last year. These increases were primarily due to debt incurred for the Gibson and other business acquisitions and for an income tax deposit made in the second quarter of 1998.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1998 (continued)

For the first nine months of 1998, the provision for income taxes reflected an estimated annual effective income tax rate of 42.4 percent. The effective income tax rate for the third quarter of 1998 was 42.9 percent. These effective income tax rates were 1.0 percent higher than the comparable periods of last year, principally due to the effects of business acquisitions and higher overall effective rates on earnings of International operations.

YEAR 2000 CONVERSION

The Company has completed an assessment of Year 2000 compliance for its North American operations related to its critical operating and application systems, particularly customer-oriented systems such as sales and order processing, billing and collections and associated infrastructure. As a result, the Company has renovated or is replacing portions of its software and hardware. The renovation, validation and implementation processes are approximately 85 to 90 percent complete and the intention is to be completed by the end of 1998 in all material respects. The costs related to Year 2000 to complete this activity are not material and should not exceed $5 million, in both capital and expense, of which approximately $3 million has been incurred to date. Of this cost, only a small part is related to accelerated replacement due to Year 2000 concerns.

With regard to operations and application systems in operations outside of North America, the Company is in various stages of assessment, renovation, validation or implementation depending on the circumstances. The Company intends to follow the same process internationally, as it has taken in North America and intends to complete the process by the end of 1998 in all material respects. Costs related to the international process are not expected to be material.

As a part of its Year 2000 conversion, the Company is in the process of demonstrating its Year 2000 readiness by simulating the Year 2000 in an orchestrated manner for its key infrastructure components, critical business processes and key application systems in St. Paul. The Company expects that minor Year 2000 compliance issues will be identified as an outcome of the Year 2000 simulation test and intends to address these compliance issues in the first quarter of 1999.

On a worldwide basis, the Company is 95 percent complete in the assessment stage relative to remediating its dispensing and cleaning systems and its manufacturing and building maintenance operations for date/time sensitivity and has begun the renovation, validation and implementation stages with the goal of completion by the end of 1998. The Company believes that its requirements relative to Year 2000

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 CONVERSION (continued)

remediation for its dispensing and cleaning systems and manufacturing and building maintenance operations are limited in nature and although a final cost estimate has not been determined at this time, the Company does not believe the cost will be material.

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

The Company recognizes the need for Year 2000 contingency plans in the event that remediation is not fully successful or that the remediation efforts of its vendors, suppliers and governmental/regulatory agencies are not timely completed. The Company intends to address contingency planning in early 1999.

The Company intends to complete its Year 2000 remediation efforts primarily with in-house resources, but has and will continue to use consultants for specific tasks. The Company costs of Year 2000 remediation described above are funded from operations.

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

EURO CURRENCY CONVERSION

The Company's principal activities in Europe are not conducted directly, rather such activities are conducted through its Henkel-Ecolab joint venture.

On January 1, 1999, 11 of the 15 member countries of the European Monetary Union are scheduled to establish fixed conversion rates

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

EURO CURRENCY CONVERSION (continued)

between their existing currencies and a new currency, the Euro. During a transition period from January 1, 1999 - 2002, the Euro will replace the national currencies that exist in the participating countries.

The transition to the Euro creates a number of sales, marketing, finance and accounting issues that are currently being addressed by joint venture management.

Given the nature of the Company's exposure to the change, management does not expect the transition to the Euro to have a material impact on the results of operations or financial condition of the Company.

FINANCIAL POSITION AND LIQUIDITY

Total assets at September 30, 1998, were over $1.4 billion, an increase of 2 percent over total assets at year-end 1997 and up 14 percent over total assets at the end of the third quarter of last year. The increase in total assets from September 30 of last year is principally due to the acquisition of the Gibson business at the end of 1997.

Total debt was $296 million at September 30, 1998, and compared to total debt of $308 million at December 31, 1997, and $201 million at the end of the third quarter of 1997. The increase in debt from the end of the third quarter of last year reflected borrowings to finance the Gibson acquisition and funding for an income tax deposit made in the second quarter of 1998. During the third quarter, the Company replaced long-term debt under its Multicurrency Credit Agreement with approximately $60 million of Australian dollar denominated debt under a three and one-quarter year medium-term note agreement and approximately $30 million of Australian dollar denominated commercial paper. The ratio of total debt to capitalization was 31 percent at September 30, 1998, compared with 36 percent at year-end 1997 and 27 percent at September 30, 1997.

Other noncurrent liabilities decreased to $61 million at September 30, 1998, from $125 million at year-end 1997 and $122 million at the end of the third quarter of last year. These decreases were due to the resolution of a tax issue related to the disposal of a business in 1992. As a result of tax losses on the disposition of this business, the Company's U.S. federal income tax payments were reduced in 1992 through 1995 by approximately $58 million. However, pending final acceptance of the Company's treatment of the losses, no income tax benefit was recognized for financial reporting purposes. During the second quarter of 1998, the Company reduced its noncurrent liabilities and posted a bond with the Internal Revenue Service against the

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION AND LIQUIDITY (continued)

outstanding tax issue related to this business. In the third quarter of 1998, an agreement was reached with the Internal Revenue Service on the final tax treatment of the losses. This agreement resulted in the further reduction of noncurrent liabilities and recognition of a gain from discontinued operations of $38 million during the third quarter ended September 30, 1998.

Cash provided by continuing operations totaled $199 million for the first nine months of 1998, an increase of 33 percent over cash provided by continuing operations of $149 million during the comparable period of last year. The comparison of cash flow from continuing operations was favorably affected by a cash outflow in 1997 due to an $18 million income tax deposit made against outstanding federal income tax issues that had been accrued for in other noncurrent liabilities. Total cash provided by operating activities was $169 million for the nine months ended September 30, 1998, and included a $30 million income tax deposit made in the second quarter of 1998 related to discontinued operations.

The Company reacquired 557,500 shares of its common stock during the third quarter and 1,444,100 shares of its common stock during the first nine months of 1998 under its two authorized share repurchase programs. Under one plan, the Company reacquires shares to fund current share needs for employee incentive and benefit plans. During any fiscal quarter, the number of shares reacquired is not intended to exceed approximate plan needs for such quarter. Under a second program, established in 1995 (the "1995 Plan"), the Company reacquires shares for general corporate purposes, including certain acquisitions. As of September 30, 1998, there were approximately 3.7 million shares remaining under the 1995 Plan. The Company anticipates that it will continue to periodically reacquire shares under these two programs.

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

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, Management discusses expectations regarding future performance of the Company which may include anticipated financial performance, business prospects, prospects for international growth, investments in the sales and service force, year 2000 issues, Euro conversion, share repurchases, the affect of new accounting principles and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language which may be made in the section of this report containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably-priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of "year 2000" computer software issues (described under the heading "Year 2000 Conversion" beginning on page 22); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or man-made disasters and (iii) severe weather conditions affecting the food service and hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the Company's reports to the Securities and Exchange Commission. In addition, the

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS (continued)

Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year-over-year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

The "year 2000" issue is the result of computer programs having date-sensitive software which may recognize a date using 00 as the year 1900 rather than the year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and any financial chains. Accordingly, the failure to resolve year 2000 issues could have a material impact on the Company. The Company has put in place plans and processes (see Year 2000 Conversion on page 22 hereof) which it believes will be sufficient to evaluate and manage risk associated with year 2000 issues and will use both internal and external resources. However, estimates of year 2000 costs, time schedules and the Company's belief that it can successfully resolve year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and uncertainties surrounding the ability of suppliers and vendors to resolve their year 2000 issues. The ability of governmental agencies to resolve year 2000 issues is an additional risk and uncertainty. However, although such risks and uncertainties exist, the Company believes that its exposure to year 2000 issues is not dissimilar to that of other companies engaged in similar businesses.

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

                                   ECOLAB INC.

Date:   November 10, 1998          By:   /s/Michael E. Shannon
                                       -------------------------------
                                         Michael E. Shannon
                                         Chairman of the Board, Chief
                                         Financial and Administrative
                                         Officer (duly authorized
                                         officer and Principal
                                         Financial Officer)

                                  EXHIBIT INDEX

EXHIBIT NO.                          DOCUMENT                   METHOD OF FILING
-----------                          --------                   ----------------
(15)         Letter regarding unaudited interim financial       Filed herewith
             information                                        electronically

(27)         Financial Data Schedule                            Filed herewith
                                                                electronically