Form 10-K405
period 1998-12-31
ECOLAB INC
filed 1999-03-31
CIK 31462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K
                                   (Mark One)

     /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1998       Commission File No. 1-9328

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    -------------

                                     ECOLAB INC.
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                   41-0231510
------------------------------                    ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

      370 N. Wabasha Street, St. Paul, Minnesota                55102
     -------------------------------------------              ----------
     (Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code:   (651) 293-2233
                                                         ------------------

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of Each Exchange on Which Registered
     -------------------              -----------------------------------------
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
YES   X    NO
    -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of Registrant on March 16, 1999: $5,115,683,817 (see Item 12, on page 21 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of March 16, 1999: 129,597,754 shares.

                         DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1998 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

     2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1999 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1998 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.


                                        PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Report on Form 10-K (including the Management Discussion and Analysis incorporated into Item 7 hereof), Management discusses expectations regarding future performance of the Company which may include anticipated financial performance, business prospects, prospects for international growth, investments in the sales and service force, year 2000 issues, Euro conversion, the impact of legislation and environmental compliance, the effect of litigation, production capability, share repurchases, the effect of new accounting principles and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language which may be made in the section of this Report on Form 10-K containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably-priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of year 2000 computer software issues (described under the heading "Year 2000 Conversion" beginning on page 30 of the Financial Discussion incorporated from the Annual Report into Item 7 hereof); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or man-made disasters and (iii) severe weather conditions affecting the food service and hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year-over-year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

The year 2000 issue is the result of computer programs having date-sensitive software which may recognize a date using 00 as the year 1900 rather than the year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and any financial chains. Accordingly, the failure to resolve year 2000 issues could have a material adverse impact on the Company. The Company has put in place plans and processes (see "Year 2000 Conversion" on page 30 of the Financial Discussion incorporated from the Annual Report into Item 7 hereof) which it believes will be sufficient to evaluate and manage risk associated with year 2000 issues. However, estimates of year 2000 costs, time schedules and the Company's belief that it can successfully resolve year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and, in particular, uncertainties surrounding the ability of suppliers, vendors and customers to resolve their year 2000 issues since their year 2000 conversion processes are not within the Company's control. The ability of governmental agencies to resolve year 2000 issues is an additional risk and uncertainty.

ITEM 1.  BUSINESS

ITEM 1(a) GENERAL DEVELOPMENT OF BUSINESS

Except where the context otherwise requires, the terms "Company" and "Ecolab," as used herein, include Ecolab Inc. and its subsidiaries. Ecolab Inc. was incorporated as a Delaware corporation in 1924. The Company's fiscal year is the calendar year ending December 31.

The Company and Henkel KGaA of Dsseldorf, Germany ("Henkel"), each have a 50% economic interest in a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe, and which is referred to hereafter as the "Henkel-Ecolab Joint Venture" or "Joint Venture." Strategic decisions concerning the Joint Venture require the agreement of Henkel and the Company. Henkel has a tie-breaking vote on certain matters pertaining to continuation of business in the event mutual agreement is not reached. These include the appointment of the Joint Venture senior executives and adoption of the annual business plan. The Company accounts for its interest in the Henkel-Ecolab Joint Venture under the equity method of accounting and therefore does not consolidate the Henkel-Ecolab Joint Venture balance sheet accounts, revenues and expenses. Financial statements of the Henkel-Ecolab Joint Venture as listed under Item 14, I(3) of Part IV hereof are included as a part of this Report and a review of the financial performance of the Joint Venture is found under the heading "Henkel-Ecolab Joint Venture" contained in the Financial

Discussion which is incorporated from the Annual Report into Item 7 hereof. Except where the Henkel-Ecolab Joint Venture is specifically referred to, the description of business in Part I does not include the business of the Joint Venture.

During 1998, the Company continued to make business acquisitions which broadened its product and service offerings in line with its Circle the Customer - Circle the Globe strategy. The integration of the business of Gibson Chemical Industries Limited located in Melbourne, Australia was completed. The Company added commercial food equipment service and part sales to its operations through the acquisition of GCS Service, Inc. Additional products and services were added to the United States Institutional and Food & Beverage business units and to the Company's Japanese operations through business acquisitions. Detail on these acquisitions is found under the heading "Business Acquisitions" in Note 6, located on pages 40 and 41 of the Annual Report and incorporated into Item 14 hereof.

ITEM 1(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

The financial information about reportable segments appearing under the heading "Operating Segments" in Note 15, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

ITEM 1(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL: The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination and maintenance products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quickservice (fast-food and other convenience store units), groceries, commercial and institutional laundries, light industry, dairy plants and farms, and food and beverage processors. A strong commitment to service is a distinguishing characteristic of the Company.

The following description of business is based upon the Company's three reportable segments ("segments") as reported in the Company's financial statements. However, the Company pursues a "Circle the Customer - Circle the Globe" strategy by developing relationships and partnerships with customers who require a broad range of cleaning and sanitizing services. Therefore, one customer may utilize the services of all three of the segments and there is a degree of interdependence among the operating segments--particularly between the International Cleaning and Sanitizing business and the United States Cleaning and Sanitizing businesses.

UNITED STATES CLEANING AND SANITIZING SEGMENT

The "United States Cleaning and Sanitizing" segment is comprised of six divisions which provide cleaning and sanitizing services to United States markets.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry. The Division also provides pool and spa treatment programs for commercial and hospitality customers and products and services for the vehicle wash industry. The Institutional Division also markets various chemical dispensing device systems, which are made available to customers, to dispense the Company's cleaners and sanitizers. Through its Ecotemp offering, the Institutional Division markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers including full machine maintenance.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States.

The Institutional Division sells its products and services primarily through Company-employed field sales and service personnel. However, the Company, to a significant degree, also utilizes food-service distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors and the Company provides the same service to accounts served by food distributors as to direct customers.

KAY: The Kay Division supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast food restaurants but, increasingly, other retail locations where "fast food" is prepared and served, such as convenience stores, airport and shopping center kiosks, discount stores, stadiums, grocery store delis and other venues. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers which have a relatively high employee turnover. Kay's customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

Kay employs a direct field sales force which primarily calls upon national and regional quickservice restaurant chains and franchisees, although the sales are made to distributors who supply the chain or franchisee's restaurants.

The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the quickservice restaurant industry in the United States. While Kay's customer base has been growing, Kay's business is largely dependent upon a limited number of major quickservice restaurant chains and franchisees.

FOOD & BEVERAGE: The Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products safe for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants, animal health and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food & Beverage Division also designs, engineers and installs CIP ("clean-in-place") process control systems and facility cleaning systems to its customer base. Farm products (which include bovine teat products) are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States.

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

PROFESSIONAL PRODUCTS: The Professional Products Division provides a full line of infection- prevention and janitorial offerings that are sold to the medical and janitorial markets in the United States. The Professional Products Division sells its proprietary products under the brand names Airkem (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) and Huntington (infection control and gym floor products).

The Company believes it is among the largest suppliers of infection-prevention and general cleaners to the United States healthcare industry as well as one of the market leaders in the overall United States janitorial market. Products are sold through a Company-employed sales force as well as a network of independent manufacturing representatives in both janitorial and medical markets who sell products and services to the institutional, healthcare and industrial marketplaces. A private-label program also manufactures non-proprietary janitorial-related products for resale by major distributor organizations and infection prevention products to companies selling into consumer markets. In addition, the Division, through its JaniSource operation, markets brand name products for sale through mass distribution.

WATER CARE SERVICES: The Water Care Services Division expands the Company's "Circle the Customer - Circle the Globe" strategy by adding an offering which is critical to companies in the Company's customer base--water treatment programs. The Water Care Services Division provides water and wastewater treatment products, services and systems for commercial/institutional customers (hospitals, healthcare, commercial real estate, government, shopping malls and commercial laundries) and light industry (food and beverage accounts, textile mills, electronic plants and other industries).
As a facet of its growth strategy, Water Care Services works closely with the Company's Institutional, Textile Care and Food & Beverage Divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat waste water.

UNITED STATES OTHER SERVICES SEGMENT

The "United States Other Services" segment is comprised of three business units: Pest Elimination Division; Jackson Equipment and GCS Service, Inc. In general, all three businesses provide service or equipment which can augment or extend the Company's product offering to its business customers as a part of the Circle the Customer approach.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Pest Elimination business acquires all of its insecticides and pesticides from third-party vendors. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States.

JACKSON MSC: Jackson MSC designs, manufactures and markets dishwashing and customized machines for the foodservice industry. Jackson, which manufactures its equipment at its Barbourville, Kentucky facility, sells products for use by the Company's other businesses, most notably, the energy-efficient dishwashing machines used by the Institutional Division in its Ecotemp offering. Jackson also sells its equipment to third parties through independent sales representatives and foodservice dealers.

GCS SERVICE, INC.: GCS provides commercial kitchen equipment repair services. GCS, which was acquired by the acquisition of GCS Service, Inc. in July, 1998 by the Company, offers both chain account customers of the Company and equipment manufacturers the benefits of working with a single national equipment repair service provider.

INTERNATIONAL CLEANING AND SANITIZING SEGMENT

The Company conducts business in approximately 35 countries outside of the United States through wholly-owned subsidiaries or, in the case of Venezuela, China and Indonesia, through majority-owned joint ventures with local partners. In other countries, selected products are sold by the Company's export operations to distributors, agents or licensees, although those sales are not significant in terms of the Company's overall sales. The largest International operations are located in Asia Pacific, Latin America and Canada with smaller operations in Africa. With limited exceptions, the Company does not conduct business directly in Europe. In that region, business is conducted by the Henkel-Ecolab Joint Venture which is described in Item 1(a) hereof under the heading "General Development of Business."

In general, the businesses conducted internationally are similar to those conducted in the United States through the United States Cleaning and Sanitizing Segment. Institutional and Food and Beverage businesses are the largest businesses and are conducted at virtually all international locations. The other businesses (Kay, Textile Care, Professional Products and Water Care) are conducted less extensively in international locations. Because a significant portion of Kay's international sales are to non-United States units of United States-based quick service restaurant chains, a substantial portion of Kay's international sales are made either to domestic or internationally-located distributors who serve these chains. In general, all of the businesses conducted in the United States Cleaning and Sanitizing Segment are operated in Canada.

International businesses are subject to the usual risks of foreign operations including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad. The profitability of International operations is lower than the profitability of businesses in the United States. This is due to lower International operating income margins caused by the difference in scale of International operations where operating locations are smaller in size as well as to the additional cost of operating in numerous and diverse foreign jurisdictions. Proportionately larger investments in sales, administrative and technical personnel are also necessary in order to facilitate growth in International operations.

ADDITIONAL INFORMATION

COMPETITION: The Company's business units have two significant classes of competitors. First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale. Some of these large competitors have substantially greater assets and financial resources than the Company. Second, all of the Company's business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines, and/or end-user segments.

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value and differentiated products. Value is provided by state-of-the-art, environmentally-compatible cleaning, sanitation and maintenance products and systems coupled with high service standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the Company's significant on-going investment in training and technology development and by the Company's standard practice of assisting customers in lowering operating costs and complying with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy which is discussed above in this Item 1(c) under the heading "General."

SALES AND SERVICE: Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs. Distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

CUSTOMERS AND CLASSES OF SERVICE: The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quickservice chains and franchisees. No material part of the Company's business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1998, 1997 and 1996 approximated 28, 31 and 31 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers. Total laundry sales in 1998, 1997 and 1996 approximated 13, 14 and 14 percent respectively, of the Company's consolidated net sales.

PATENTS AND TRADEMARKS: The Company owns a number of patents and trademarks. Management does not believe that the Company's overall business is materially dependent on any individual patent or trademark.

SEASONALITY:  The Company's business has little seasonality.

WORKING CAPITAL: The Company has invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense the Company's cleaning and sanitizing products. The Company, otherwise, has no unusual working capital requirements. The investment in merchandising equipment is discussed under the heading "Cash Flows" located on page 33 of the Annual Report and incorporated into Item 7 hereof.

MANUFACTURING AND DISTRIBUTION: The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities. Some are also produced for the Company by third party contract manufacturers. Other products and equipment are purchased from third party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on the Company's manufacturing facilities is located in Item 2 under the heading "Properties" on pages 15 through 17 hereof.

Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses common carriers, its own delivery vehicles and distributors. Additional information on the Company's plant and distribution facilities is located in
Item 2 under the heading "Properties" on pages 15 through 17 hereof.

RAW MATERIALS: Raw materials purchased for use in manufacturing products for the Company are inorganic chemicals, including phosphates, silicates, alkalies, salts and petrochemical-based materials, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. Pesticides used by the Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. The Company also purchases packaging materials for its manufactured products and components for its specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by the Company, with the exception of a few specialized chemicals which the Company manufactures, are available from several suppliers.

RESEARCH AND DEVELOPMENT: The Company's research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research, development and engineering personnel.
Note 12, entitled "Research Expenditures" located on page 44 of the Annual Report, is incorporated herein by reference.

ENVIRONMENTAL CONSIDERATIONS: This discussion of Environmental Considerations should be read in light of the Forward-Looking Statements and Risk Factors discussion found under Part I at the beginning of this Report. The Company's businesses are subject to various legislative enactments and regulations relating to the protection of the environment. While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company's businesses. The Company's management believes these are risks which the Company has in common with other companies engaged in similar businesses. Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations. Although the Company is not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company's financial condition or results of operations. Environmental matters most significant to the Company are discussed below.

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

     PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" or "antimicrobial pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. Approximately 350 of these products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that State. While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years. The Company believes that the nature of these costs and regulatory delays are similar to those encountered by other companies in similar businesses. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $1,386,000 in 1998. Such costs will increase somewhat in 1999, but not in amounts which are expected to significantly affect the Company's results of operations, financial position, or liquidity.

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

     OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water. The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date, such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1998 were approximately $1,502,000 and approximately $2,553,000 has been budgeted for 1999.

     ENVIRONMENTAL REMEDIATION AND PROCEEDINGS: Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or state equivalents at 14 waste disposal sites which received nominal amounts of waste materials alleged to have been generated by the Company or its subsidiaries. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

     In addition to the 14 sites noted above, the Illinois Environmental Protection Agency ("Agency"), in 1996, identified the Company, along with two other corporations, as PRPs in connection with groundwater contamination near the Company's South Beloit, Illinois manufacturing facility. The U.S. Environmental Protection Agency has proposed listing the site on the National Priority List of federal superfund sites. The Company has denied liability and has requested that the Agency withdraw its identification of the Company as a PRP. The Company has recently entered into a tentative settlement with the EPA, the Agency, and the other two corporations. The Company anticipates that this settlement will not have a material effect on the Company's results of operations, financial position or liquidity.

     Based on an analysis of the Company's experience with such environmental proceedings, the Company's estimated share of all hazardous materials deposited on the 15 sites referred to in the two preceding paragraphs, and the Company's estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company's future costs relating to such known sites.

     The New South Wales (Australia) Environmental Protection Authority has identified a property owned by Maxwell Chemicals Pty. Limited, a subsidiary of the Company, as subject to environmental impacts. A property in Georgia owned by Puritan Services Inc., a subsidiary of the Company, also has been identified as subject to environmental impacts. Remediation of a New Jersey property owned by the Company is on-going as required by New Jersey environmental authorities. The Company has accrued for estimated future costs relating to these properties.

     A legal action commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company remains pending. Netherlands authorities are seeking monetary damages to cover the cost of investigation and planned clean-up of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981, when the subsidiary operated a plant on the site. Damages claimed are approximately $5,000,000. The former subsidiary, now owned by the Henkel-Ecolab Joint Venture, has denied liability and believes it complied with applicable Netherlands law. The Company has agreed to indemnify the Henkel-Ecolab Joint Venture as to any liability associated with this matter.
     Accordingly, an accrual has been recorded, reflecting management's best estimate of future costs.

     During 1998, the Company's net expenditures for contamination remediation were approximately $475,000. The accrual at the end of 1998 for future remediation expenditures was approximately $13,000,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, potential insurance reimbursements are not included. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period, the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's consolidated financial position or liquidity or, on an on-going basis, its results of operations.

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

NUMBER OF EMPLOYEES: The Company currently has approximately 12,000 employees worldwide.

ITEM 1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The financial information about geographic areas appearing under the heading "Operating Segments" in Note 15, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

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

                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1994
----                     ---  ------                        ------------------
A. L. Schuman            64   President and Chief           March 1995 - Present
                              Executive Officer

                              President and Chief           Jan. 1994 - Feb. 1995
                              Operating Officer

M. E. Shannon            62   Chairman of the Board, Chief  Jan. 1996 - Present
                              Financial and Administrative
                              Officer

                              Vice Chairman, Chief          Jan. 1994 - Dec. 1995
                              Financial and
                              Administrative Officer

L. T. Bell               51   Vice President-Law            Jan. 1998 - Present
                              and General Counsel

                              Vice President, Assistant     Jan. 1997 - Dec. 1997
                              General Counsel and
                              Assistant Secretary

                              Associate General Counsel     July 1995 - Dec. 1996
                              and Assistant Secretary

                              Associate General Counsel     Jan. 1994 - June 1995

P. D'Almada              51   Senior Vice President -       Jan. 1999 - Present
                              Institutional North America

                              Senior Vice President -       Mar. 1996 - Dec. 1998
                              Global Accounts

                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1994
----                     ---  ------                        ------------------
                              Vice President -              May 1995 - Feb. 1996
                              Institutional Corporate
                              Accounts and Distributor
                              Sales

                              Vice President -              Jan. 1994 - Apr. 1995
                              Institutional National
                              Accounts and Distributor
                              Sales

S. L. Fritze             44   Vice President and            Mar. 1995 - Present
                              Treasurer

                              Institutional Vice            Jan. 1994 - Feb. 1995
                              President, Planning
                              and Control

A. E. Henningsen, Jr.    52   Senior Vice President         Mar. 1996 - Present
                              and Controller

                              Vice President and            Jan. 1994 - Feb. 1996
                              Controller

R. L. Marcantonio        49   Executive Vice President -    Jan. 1999 - Present
                              Industrial Group

                              Senior Vice President -       Mar. 1997 - Dec. 1998
                              Industrial

J. L. McCarty            61   Senior Executive Vice         Jan. 1999 - Present
                              President - Institutional
                              Group

                              Senior Vice President-        Jan. 1994 - Dec. 1998
                              Institutional North America

M. Nisita                58   Senior Vice President-        Jan. 1994 - Present
                              Global Operations

J. P. Spooner            52   Executive Vice President -    Jan. 1999 - Present
                              International Group

                              Senior Vice President-        June 1996 - Dec. 1998
                              International

                              Senior Vice President -       June 1994 - May 1996
                              Industrial

                                                            Positions Held
Name                     Age  Office                        Since Jan. 1, 1994
----                     ---  ------                        ------------------
F. W. Tuominen,          56   Senior Vice President         Jan. 1994 - Present
Ph.D.                         and Chief Technical and
                              Environmental Officer

Mr. Spooner joined the Company as Senior Vice President-Industrial in June 1994. Prior to joining the Company, Mr. Spooner was employed by PepsiCo, Inc. for 15 years, holding various positions in operations and business development, including most recently, President of the North Division of Frito-Lay, Inc.

Mr. Marcantonio joined the Company as Senior Vice President-Industrial in March 1997. Prior to joining the Company, Mr. Marcantonio was employed by subsidiaries of United Biscuits (Holdings) Plc. for 20 years, holding various positions in sales, marketing and general management including, most recently, Senior Vice President - Cookies and Crackers of the Keebler Company.

ITEM 2.  PROPERTIES

The Company's manufacturing facilities produce chemical products or equipment for all the Company's businesses, although the Pest Elimination Division and the GCS business purchase most of their products and equipment from outside suppliers. The Company's chemical production process consists primarily of blending and packaging powders and liquids and casting solids. The Company's equipment manufacturing operations consist primarily of producing chemical product dispensers and ejectors and other mechanical equipment (South Beloit, Illinois), dishwasher racks and related sundries (Elk Grove Village, Illinois and Shika, Japan) and dishwashing machines, a portion of which is sold to third party dishwashing machine distributors (Barbourville, Kentucky). The Company's philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes. Currently, most products sold by the Company are manufactured at Company facilities.

The following chart profiles the Company's manufacturing facilities which are approximately 50,000 square feet or larger in size.

In general, manufacturing facilities located in the United States serve the "United States Cleaning and Sanitizing" segment and facilities located outside of the United States serve the "International Cleaning and Sanitizing" segment. However, certain of the United States facilities do manufacture products for export and which are used by the International segment. The facilities having export involvement are marked with an asterisk(*). The Barbourville, Kentucky manufacturing facility is operated by the Jackson MSC unit which is reported herein as a part of the "United States Other Services" segment.

                           ECOLAB OPERATIONS PLANT PROFILES

                              SIZE                                   OWNED/
LOCATION                   (SQ. FT.)    TYPES OF PRODUCTS            LEASED
--------                   ---------    -----------------            ------
UNITED STATES

*Joliet, IL                   610,000   Solids, Liquids, Powders      Owned
*Woodbridge, NJ               248,000   Solids, Liquids               Owned
*Garland, TX                  239,000   Solids, Liquids               Owned
*Greensboro, NC               193,000   Liquids, Powders              Owned
*Hebron, OH                   192,000   Liquids                       Owned
 San Jose, CA                 175,000   Liquids                       Owned
*South Beloit, IL             155,000   Equipment                     Owned
*McDonough, GA                141,000   Solids, Liquids               Owned
 Eagan, MN
  (pilot plant)               133,000   Solids, Liquids,
                                        Emulsions, Powders            Owned
 City of Industry, CA         125,000   Liquids                       Owned
*Barbourville, KY             109,000   Equipment                     Owned
*Huntington, IN                90,000   Liquids, Powders              Owned
*Elk Grove Village, IL         66,000   Equipment                     Leased

INTERNATIONAL
 Santa Cruz, BRAZIL           142,000   Liquids, Powders              Owned
 Melbourne, AUSTRALIA         130,000   Liquids, Powders              Owned
 Johannesburg, SOUTH AFRICA   100,000   Liquids, Powders              Owned
 Botany, AUSTRALIA             97,000   Liquids, Powders              Owned
 Toronto, CANADA               88,000   Liquids                       Leased
 Shika, JAPAN                  60,000   Liquids, Powders              Owned
 Hamilton, NEW ZEALAND         58,000   Solids, Liquids, Powders      Owned
 Sydney, AUSTRALIA             51,000   Liquids, Powders              Leased
 Noda, JAPAN                   49,000   Liquids, Powders              Owned

Additional smaller United States manufacturing facilities owned by the Company are located in North Kansas City, Missouri, Grand Forks, North Dakota and Dallas, Texas. The Company also owns or leases smaller international manufacturing facilities in Argentina, Australia, Chile, Columbia, Costa Rica, Fiji, Indonesia, Japan, Kenya, Mexico, New Zealand, Papua New Guinea, People's Republic of China, Philippines, Puerto Rico, Singapore, South Korea, Tanzania and Thailand.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company's manufacturing plants also serve as distribution centers. In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services. In the United States, the Company's sales associates are located in approximately 110 leased offices. Additional sales offices are located internationally.

The Company's corporate headquarters is comprised of three multi-storied buildings located adjacent to one another in downtown St. Paul, Minnesota. The main 19-story building was constructed to the Company's specifications and is leased through 2003. Thereafter, it is subject to multiple renewals at the Company's option. The second building is also subject to a long-term lease by the Company and the third building is owned. In 1998, the Company completed extensive renovation and expansion of the corporate headquarters which included a state-of-the-art training center and facilities to add several hundred additional jobs at the Company's headquarters. The Company also owns a computer center in St. Paul and a research facility located in a suburb of St. Paul.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading "Environmental
Considerations."

DISTRIBUTOR LITIGATION: As previously reported in the Company's Form 10-K for the year ended December 31, 1997, and in certain previous quarterly reports on Form 10-Q, ten distributors of the Company's Airkem Janitorial product line brought action in 1995 against the Company in Hennepin County District Court, Minnesota alleging 16 causes of action including anti-trust violations, breach of contract and breach of the Minnesota Franchise Act. In April 1997, the Company was granted summary judgment dismissing all but two of the distributors' claims. Subsequently, the action was divided into separate trials for each of the plaintiff distributors. The first trial took place in mid-1997 with a jury verdict in favor of the plaintiff distributor on the breach of contract claim in the amount of $29,000 and against the plaintiff distributor on the Minnesota Franchise Act claim.

The Company has reached settlement with four of the other distributors on a basis which were not adversely material to the Company.

The first of the remaining five distributor cases is scheduled for trial in August 1999. The five distributors are claiming estimated damages of $10,000,000.

LUBRICANT LITIGATION: On July 1, 1996, Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division. The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever. The Company believes it has the right under an earlier agreement with Diversey Lever to make and sell the products.

On June 15, 1998, the District Court issued an order denying the Company's right to make and sell the products. The court also found that the Company had infringed the two patents held by Diversey

Lever. The court also entered an injunction against the manufacturing or sale by the Company of the products which were alleged to infringe the patents.

The Company has appealed the District Court's ruling to the Federal Circuit Court of Appeals. Before that court, the Company is arguing, among other things, that the District Court ruling was erroneous on the question of whether the Company had a right under the earlier agreement with Diversey Lever to make and sell the products. The Company is also arguing that if the court affirms the District Court holding, then it has a right to challenge the validity of the underlying patents.

The Company understands Diversey Lever's damage request to be in the range of $3,000,000 to $5,000,000. Diversey Lever is also requesting that damages be enhanced to up to three times if willful infringement is found.

The Company has developed, and has been selling since July of 1998, a new lubricant to replace the allegedly infringing lubricants.

The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. Accruals have been established reflecting management's best estimate of future costs relating to such matters and, in the opinion of management, the ultimate resolution of this litigation will not have a material effect on the Company's results of operations, financial position, or liquidity. However, the estimated effects of the future result of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 1998.

                                      PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All per share and number of share data in Item 5, including dividends per share in Item 5(c), reflect a two-for-one stock split paid January 15, 1998 in the form of a 100% stock dividend to shareholders of record on December 26, 1997 ("Stock Split").

ITEM 5(a) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "ECL." The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of the Company's Common Stock on the consolidated transaction reporting system during 1998 and 1997 were as follows:

                           1998                           1997
                    ----------------               -------------------
 Quarter          High             Low           High               Low
 -------          ----             ---           ----               ---
 First            $29-5/8          $26-5/8       $19-9/16           $18-1/8

 Second           $33              $28-3/16      $24-1/32           $19-1/16

 Third            $33-29/256       $27-1/8       $24-15/16          $21-9/32

 Fourth           $38              $26-1/8       $28                $23-1/16

 The closing stock price on March 1, 1999 was $39-11/16.


ITEM 5(b) HOLDERS

On March 1, 1999, the Company had 5,544 holders of Common Stock of record.

ITEM 5(c) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.08 per share were declared in February, May and August, 1997. Dividends of $0.095 per share were declared in December, 1997 and February, May and August, 1998. A dividend of $0.105 per share was declared in December 1998.

ITEM 5(d) RECENT SALES OF UNREGISTERED SECURITIES

On November 5, 1998, the Company issued 14,500 shares of Common Stock to a trust for the benefit of two individual former owners of Schaefer Chemical Company Inc. in a private transaction. The transaction was the final installment on a stock purchase transaction in which the Company acquired the business of Schaefer Chemical Company in 1996. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material appearing under the heading entitled "Financial Discussion," located on pages 24 through 33 of the Annual Report, is incorporated herein by reference.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks. The Company does not enter into derivatives for trading purposes. The Company's use of derivatives is subject to internal policies which provide guidelines for control, counterparty risk, and ongoing monitoring and reporting.

The Company enters into forward contracts, swaps, and foreign currency options to hedge certain intercompany financing arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars.

The Company manages interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, the Company may enter into interest rate swaps. Under these arrangements, the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount.

Based on a sensitivity analysis (assuming a 10% adverse change in market rates) of the Company's foreign exchange and interest rate derivatives and other financial instruments outstanding at December 31, 1998, changes in exchange rates or interest rates would not materially affect the Company's results of operations, financial position, or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and material which are an integral part of the financial statements listed under Item 14 I(1) below and located on pages 34 through 49 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The biographical material located on pages 6 through 11 and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located on page 5 of the Proxy Statement appearing under the heading entitled "Election of Directors," is incorporated herein by reference. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I of this Report on pages 13 through 15.

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation," located on pages 12 through 20 of the Proxy Statement, is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(9), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return," found, respectively, on pages 12 through 15 and on page 19 of the Proxy Statement, is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement on page 22, under the heading "Stockholder Agreement," which is incorporated herein by reference.

A total of 1,103,341 shares of Common Stock held by the Company's directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by officers and directors of the Company in the table entitled "Security Ownership of Management" located on pages 2 and 3 of the Proxy Statement, which are actually issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions," "Stockholder Agreement" and "Company Transactions" on pages 21 through 23 of the Proxy Statement and the biographical material located on pages 7, 10 and 11 of the Proxy Statement pertaining to Messrs. Roland Schulz, Hugo Uyterhoeven and Albrecht Woeste is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual Report, are incorporated in Item 8 hereof.

                (i) Consolidated Statement of Income for the years ended December 31, 1998, 1997 and 1996, Annual Report page 34.

                (ii) Consolidated Balance Sheet at December 31, 1998, 1997 and 1996, Annual Report page 35.

                (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and 1996, Annual Report page 36.

                (iv) Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996, Annual Report page 37.

                (v) Notes to Consolidated Financial Statements, Annual Report pages 38 through 48.

                (vi)    Report of Independent Accountants, Annual Report page
                        49.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1998, 1997 and 1996 located on page 34 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 32 hereof, are filed as part of this Report.

                (i) Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

                All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 35 to 58 hereof, are filed as part of this Report.

                (i)     (a)     Report of Independent Accountants -
                                PricewaterhouseCoopers Gesellschaft mit
                                beschrankter Haftung
                                Wirtschaftsprufungsgesellschaft.

                        (b) Report of Independent Accountants - KPMG Deutsche Treuhand-Gesellschaft Aktiegesellschaft
                                Wirtschaftsprufungsgesellchaft.

                (ii) Combined Statements of Income for the years ended November 30, 1998, 1997 and 1996.

                (iii)   Combined Balance Sheets at November 30, 1998, 1997 and
                        1996.

                (iv) Combined Statements of Cash Flows for the years ended November 30, 1998, 1997 and 1996.

                (v) Combined Statements of Equity for the years ended November 30, 1998, 1997 and 1996.

                (vi)    Notes to the Combined Financial Statements.

I(4). The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1998, 1997 and 1996 located on page 60 hereof, and the Reports of the Independent Accountants on pages 36 and 59 hereof are filed as part of this Report.

                (i) Schedule -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1998, 1997 and 1996.

                All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All entities of the Henkel-Ecolab Joint Venture are included in the filed combined financial statements.

II. The following documents are filed as exhibits to this Report. The Company will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders. The Financial Data Schedule (Exhibit 27) is filed as an Exhibit to this Report but, pursuant to paragraph (c)(1)(iv) of Item 601 of Regulation S-K, shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934.

                (3)A. Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated October 22, 1997.

                   B.   By-Laws, as amended through February 18, 1999.

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

                        (iii) Amendment No. 1 dated as of June 23, 1998 to Multicurrency Credit Agreement dated as of September 29, 1993, as Amended and Restated as of October 17, 1997, and to Local Currency Addendum dated as of October 17, 1997, with respect to the Multicurrency Credit Agreement, among Ecolab Inc., the Banks parties thereto, Citibank, N.A., as Agent for the Banks, Citibank International Plc, as Euro-Agent for the Banks and Morgan Guaranty Trust Company of New York as Co-Agent; and with respect to the Local Currency Addendum among Ecolab Inc., Ecolab PTY Limited, the Local Currency Banks party thereto, Citibank, N.A., as Agent and Citisecurities Limited, as Local Currency Agent - Incorporated by reference to Exhibit (4)A of the Company's Form 10-Q for the quarter ended June 30, 1998.

                        (iv) Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto - Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended June 30, 1998.

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

                (9) Amended and Restated Stockholder's Agreement - See Exhibit (10)P(v) hereof.

                (10)A. Ecolab Inc. 1977 Stock Incentive Plan, as amended through November 1, 1996 - Incorporated by reference to Exhibit (10)A of the Company's Form 10-K Annual Report for the year ended December 31, 1997.

                    B. Ecolab Inc. 1993 Stock Incentive Plan - Incorporated by reference to Exhibit (10)B of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                    C. Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan. This Plan amendment will become effective only upon approval by the Stockholders of the Company at the Company's Annual Meeting scheduled to be held May 14, 1999.

                        (i) Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan. Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares - Incorporated by reference to Exhibit
                                (10) of the Company's Form 10-Q for the quarter ended June 30, 1998.

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

                                Report for the year ended December 31, 1994.
                                See also Exhibit (10)O hereof.

                        (ii) Amendment No. 1 to Ecolab Executive Death Benefits Plan.

                        (iii) Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.

                    I. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.

                    J. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                    K.  (i)     Ecolab Supplemental Executive Retirement Plan,
                                as amended and restated effective July 1, 1994 -
                                Incorporated by reference to Exhibit (10)M(i) of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.

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

                        (iv) Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998.

                    L.  (i)     Ecolab Mirror Savings Plan, as amended and
                                restated effective September 1, 1994 -
                                Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.

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

                        (iv) Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997.

                        (v) Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998.

                     M. (i) Ecolab Mirror Pension Plan effective July 1, 1994 - Incorporated by reference to Exhibit
                                (10)O(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10)O hereof.

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

                        (iv) Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998.

                     N. (i) Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans - Incorporated by reference to Exhibit (10)P of the Company's 10-K Annual Report for the year ended December 31, 1994.

                        (ii)    Amendment No. 1 to the Ecolab Inc.
                                Administrative Document for Non-Qualified
                                Benefit Plans effective July 1, 1997.

                        (iii) First Declaration to Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997.

                     O. 1999 Ecolab Inc. Management Performance Incentive Plan.
                        This Plan will become effective only upon approval by the Stockholders of the

                        Company at the Company's Annual Meeting scheduled to be held May 14, 1999.

                     P. (i) Amended and Restated Umbrella Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991
                                - Incorporated by reference to Exhibit 13 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                        (ii) Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit 14 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                        (iii) Amendment to the Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 13, 1994.

                        (iv) Amended and Restated ROW Purchase Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit
                                (7) of the Company's Current Report on Form 8-K dated July 11, 1991.

                        (v) Amended and Restated Stockholder's Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991 - Incorporated by reference to Exhibit 15 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.

                    Q.  Description of Ecolab Management Incentive Plan.

                (13) Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1998 which are incorporated by reference into Parts I, II and IV hereof.

                (21)    List of Subsidiaries as of March 16, 1999.

                (23)A. Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 33 hereof is filed as a part hereof.

                    B. Consent of PricewaterhouseCoopers Gesellschaft mit beschrankter Haftung Wirschaftsprufungsgesellschaft.

                    C. Consent of KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft.

                (24)    Powers of Attorney.

                (27)    Financial Data Schedule for year ended December 31,
                        1998.


                   EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.     Description
-----------     -----------
(10)A.          Ecolab Inc. 1977 Stock Incentive Plan.

(10)B.          Ecolab Inc. 1993 Stock Incentive Plan.

(10)C.          Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan.

(10)D.          1988 Non-Employee Director Stock Option Plan.

(10)E.          1995 Non-Employee Director Stock Option Plan.

(10)F.          Ecolab Inc. 1997 Non-Employee Director Deferred Compensation
                Plan.

(10)H.          Ecolab Executive Death Benefits Plan.

(10)I.          Ecolab Executive Long-Term Disability Plan.

(10)J.          Ecolab Executive Financial Counseling Plan.

(10)K.          Ecolab Supplemental Executive Retirement Plan.

(10)L.          Ecolab Mirror Savings Plan.

(10)M.          Ecolab Mirror Pension Plan.

(10)N.          The Ecolab Inc. Administrative Document for Non-Qualified
                Benefit Plans.

(10)O.          Ecolab Management Performance Incentive Plan.

(10)P.          Ecolab Management Incentive Plan.

III. Reports on Form 8-K:

     No reports on Form 8-K were filed during the quarter ended December 31, 1998. Subsequent to the quarter ended December 31, 1998, the Company filed on March 25, 1999 a Current Report on Form 8-K to amend the Company's Form S-8 registration statements filed pursuant to the Securities Act of 1933 in order to obtain the benefits provided by Section 11(b)(3)(C) of the Securities Act of 1933.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.

                                   ECOLAB INC.
                                   (Registrant)



                                   By /s/ Allan L. Schuman
                                      ---------------------------------
                                       Allan L. Schuman, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 29th day of March, 1999.

/s/ Allan L. Schuman               President and Chief Executive Officer
-------------------------------    (Principal Executive Officer
Allan L. Schuman                   and Director)


/s/ Michael E. Shannon             Chairman of the Board, Chief
------------------------------     Financial and Administrative Officer
Michael E. Shannon                 (Principal Financial Officer
                                   and Director)


/s/ Arthur E. Henningsen, Jr.      Senior Vice President and Controller
------------------------------     (Principal Accounting Officer)
Arthur E. Henningsen, Jr.



/s/ Kenneth A. Iverson             Directors
-------------------------------
Kenneth A. Iverson
as attorney-in-fact for
Les S. Biller, Ruth S. Block,
James J. Howard, Joel W. Johnson,
Jerry W. Levin, Reuben F. Richards,
Richard L. Schall, Roland Schulz,
Hugo Uyterhoeven and Albrecht Woeste

Directors not signing:
Jerry A. Grundhofer and
William L. Jews

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Ecolab Inc.

     Our report on the consolidated financial statements of Ecolab Inc. has been incorporated by reference in this Form 10-K from page 49 of the 1998 Annual Report to Shareholders of Ecolab Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule included on page 34 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                        PricewaterhouseCoopers LLP




Saint Paul, Minnesota
February 22, 1999

                       CONSENT OF PRICEWATERHOUSECOOPERS LLP
                           TO INCORPORATION BY REFERENCE




     We consent to the incorporation by reference in the Registration Statements on Form S-8 of Ecolab Inc. (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 33-26241; 33-34000;
33-56151; 333-18627; 33-39228; 33-56125; 333-70835; 33-60266; 33-65364;
33-59431; 333-18617; 333-21167; 333-35519; 333-40239; 333-50969; and
333-62183) and the Registration Statement of Ecolab Inc. on Form S-3 (Registration No. 333-14771) of our reports dated February 22, 1999 on our audits of the consolidated financial statements and the related financial statement schedule of Ecolab Inc. as of December 31, 1998, 1997 and 1996, and for the years ended December 31, 1998, 1997 and 1996, which reports are included or incorporated by reference in this Annual Report on Form 10-K. We also consent to the references to our firm under the caption "Interests of Named Experts and Counsel" or "Incorporation of Documents by Reference" in the above-listed Registration Statements on Form S-8 of Ecolab Inc. and under the caption "Experts" in the above-listed Registration Statement on Form S-3 of Ecolab Inc.


                                        /s/ PricewaterhouseCoopers LLP
                                        PricewaterhouseCoopers LLP



Saint Paul, Minnesota
March 29, 1999

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                 ECOLAB INC.
                                (In Thousands)


---------------------------------------------------------------------------------------------------------------------------------
               COL. A                           COL. B                      COL. C                      COL. D            COL. E
---------------------------------------------------------------------------------------------------------------------------------
                                                                           Additions
---------------------------------------------------------------------------------------------------------------------------------
                                              Balance at         Charged to        Charged                               Balance
                                              Beginning           Costs and        to Other                               at End
              Description                     of Period           Expenses         Accounts         Deductions (A)      of Period
---------------------------------------------------------------------------------------------------------------------------------
 Allowance for Doubtful Accounts:

      Year Ended December 31, 1998           $10,878                $8,090          $438              $(6,513)             $12,893

      Year Ended December 31, 1997           $ 9,343                $6,644          $ 58              $(5,167)             $10,878

      Year Ended December 31, 1996           $ 8,331                $4,695          $538              $(4,221)             $ 9,343

 (A) Uncollectible accounts charged off, net of recovery of accounts previously written off.

[LETTERHEAD]



REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS
OF HENKEL-ECOLAB JOINT VENTURE



In our opinion, the accompanying combined balance sheet and the related combined statements of income and of cash flows present fairly, in all material respects, the financial position of Henkel-Ecolab Joint Venture ("Henkel-Ecolab") at November 30, 1998, and the results of their operations and their cash flows for the year ended November 30, 1998, in conformity with generally accepted accounting principles in the United States. The financial statements of Henkel-Ecolab for the years ended November 30, 1997 and 1996 were audited by other independent auditors, whose reports, dated January 23, 1998 and January 22, 1997, expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

January 26, 1999



PricewaterhouseCoopers
Gesellschaft mit beschrankter Haftung
Wirtschaftsprufungsgesellschaft

/s/ Gunter Betz
/s/ Henri Leveque                                       [SEAL]

[LETTERHEAD]



                            Independent Auditors' Report


The Board of Directors

Henkel-Ecolab Joint Venture:


We have audited the accompanying balance sheets of Henkel-Ecolab Joint Venture as of November 30, 1997 and 1996, and the related statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with German generally accepted auditing standards which in all material respects are similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Henkel-Ecolab Joint Venture as of November 30, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Financial Statement Schedule: Valuation and Qualifying Accounts and Reserves as of and for the years ended November 30, 1997 and 1996 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Dusseldorf, Germany


January 23, 1998

KPMG Deutsche Treuhand-Gesellschaft

AKTIENGESELLSCHAFT

WIRTSCHAFTSPRUFUNGSGESELLSCHAFT



/s/ Stefan Haas               /s/ Bernhard Momken
Stefan Haas              Bernhard Momken
Wirtschaftsprufer        Wirtschaftsprufer                  [SEAL]

HENKEL-ECOLAB

COMBINED STATEMENTS OF INCOME

                                                       Twelve Months ended         Twelve Months ended         Twelve Months ended
(Thousands)                                             November 30, 1998           November 30, 1997           November 30, 1996
-----------------------------------------------------------------------------------------------------------------------------------


Net Sales                                           DM            1,596,572    DM             1,447,443    DM             1,354,809
Cost of Sales                                                       713,535                     640,396                     610,020
Selling, General and Administrative Expenses                        736,197                     671,635                     620,778
Royalties to Parents                                                 26,568                      24,372                      22,718

-----------------------------------------------------------------------------------------------------------------------------------

Operating Income                                                   120,272                     111,040                      101,293
Other Expenses/Income, net                                           3,759                       2,065                        3,851

-----------------------------------------------------------------------------------------------------------------------------------

Income before Income Taxes                                         116,513                     108,975                       97,442
Provision for Income Taxes                                          48,421                      51,267                       45,334

-----------------------------------------------------------------------------------------------------------------------------------

Net Income                                          DM              68,092     DM               57,708     DM                52,108


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB

COMBINED BALANCE SHEETS

                                                                  November 30,             November 30,           November 30,
(Thousands)                                                           1998                    1997                    1996
--------------------------------------------------------------------------------------------------------------------------------
Assets

Cash and Cash Equivalents                                  DM            20,375    DM            34,233     DM          125,645
Accounts Receivable, net                                                324,140                 326,539                 284,016
Accounts Receivable from Related Parties                                 11,133                  13,214                  12,536
Loans to Related Parties                                                  7,342                   6,894                   8,007
Inventories                                                             196,807                 180,682                 183,192
Prepaid Expenses and Other Current Assets                                56,519                  41,878                  34,144
Deferred Taxes                                                            7,380                   7,323                   5,647
--------------------------------------------------------------------------------------------------------------------------------
     Current Assets                                                     623,696                 610,763                 653,187
--------------------------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                                      183,381                 178,125                 167,555
Intangible and Other Assets, net                                        110,341                  66,178                  40,195
Deferred Taxes                                                            9,473                  12,943                  10,724
--------------------------------------------------------------------------------------------------------------------------------
     Total Assets                                            DM         926,891    DM           868,009       DM        871,661
--------------------------------------------------------------------------------------------------------------------------------
Liabilities and Equity

Accounts Payable                                             DM         106,839    DM           103,429       DM         98,274
Accounts Payable to Related Parties                                      17,808                  31,840                  82,294
Accrued Liabilities                                                     188,862                 180,031                 177,668
Income Taxes Payable                                                     47,309                  54,600                  36,269
Current Portion of Long Term Debt                                           657                     656                     652
Short Term Debt                                                          49,066                  24,318                  72,972
Loans from Related Parties                                                    -                   1,159                   7,445
--------------------------------------------------------------------------------------------------------------------------------
     Current Liabilities                                                410,541                 396,033                 475,574

    Contingencies and Commitments (Note 9)
--------------------------------------------------------------------------------------------------------------------------------
Employee Benefit Obligations                                            131,398                 127,818                 106,766
Long Term Debt, less Current Maturities                                   4,768                   4,762                   5,383
Deferred Taxes                                                            2,747                   3,998                   3,612
--------------------------------------------------------------------------------------------------------------------------------
Combined Equity

Contributed Capital                                                     165,889                 164,219                 162,704
Retained Earnings                                                       235,934                 190,046                 137,068
Cumulative Foreign Currency Translation                                 (23,641)                (18,649)                (19,446)
Minimum Pension Liability Adjustment                                       (745)                   (218)                      -
                                                                       --------                 -------                 -------
                                                                        377,437                 335,398                 280,326

--------------------------------------------------------------------------------------------------------------------------------
     Total Liabilities and Equity                            DM         926,891       DM        868,009       DM        871,661


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB

COMBINED STATEMENTS OF CASH FLOWS

                                                                     Twelve Months ended   Twelve Months ended   Twelve Months ended
(Thousands)                                                            November 30, 1998     November 30, 1997     November 30, 1996
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                        DM              68,092   DM           57,708   DM          52,108

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                                     74,534                64,556               59,880
Equity in Income of Affiliated Company                                            (1,421)                 (406)                (320)
Provision for Doubtful Accounts and Other                                          9,325                 6,668                1,477
Gain on Sale of Property and Equipment                                              (976)                 (996)              (1,580)
Deferred Income Taxes                                                              2,162                (3,509)               1,366

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) in Accounts Receivable                                                 (6,926)              (45,557)             (16,333)
Decrease (Increase) in Accounts Receivable from Related Parties                    2,081                (2,038)               9,813
(Increase) Decrease in Inventories                                               (11,449)                5,092              (17,588)
Increase in Accounts Payable and Accrued Liabilities                              12,199                 2,530               50,817
(Decrease) Increase in Accounts Payable to Related Parties                       (14,032)               14,724               (7,412)
(Decrease) Increase in Income Taxes Payable                                       (7,291)               17,597               (1,727)
(Increase) in Prepaid Expenses and Other Current Assets                          (16,628)               (7,619)             (10,275)
Increase in Employee Benefit Obligations                                           1,418                15,802               12,238
                                                                                --------              --------              -------
Cash Provided by Operating Activities                                            111,088               124,552              132,464
                                                                                --------              --------              -------
INVESTING ACTIVITIES

Expenditures for Property and Equipment                                          (74,847)              (72,764)             (69,942)
Expenditures for Intangible and Other Assets                                     (28,534)               (4,662)             (10,920)
Proceeds from Investment in Affiliated Company                                       700
Purchase of Businesses Net of Cash Acquired                                      (32,748)              (32,961)
Proceeds from Sale of Property and Equipment                                       9,989                12,374               21,444
                                                                                --------              --------              -------
Cash Used for Investing Activities                                              (125,440)              (98,013)             (59,418)
                                                                                --------              --------              -------
FINANCING ACTIVITIES

Proceeds from (Repayments of) Debt, net                                           24,755               (48,672)              54,695
Proceeds from Capital Contrbutions, net                                            1,670                 1,515
(Decrease) in Loans from Related Parties                                          (1,159)               (6,286)             (40,992)
(Increase) Decrease in  Loans to Related Parties                                    (448)                1,113                7,771
Dividends paid                                                                   (22,204)              (67,045)             (33,245)
                                                                                --------              --------              -------
Cash Provided by (Used for) Financing Activities                                   2,614              (119,375)             (11,771)
                                                                                --------              --------              -------
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                                       (2,120)                1,424               (2,902)
                                                                                --------              --------              -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (13,858)              (91,412)              58,373

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  34,233               125,645               67,272
                                                                                --------              --------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        DM              20,375   DM           34,233   DM         125,645
                                                                                --------              --------              -------


See accompanying Notes to Combined Financial Statements

HENKEL-ECOLAB

COMBINED STATEMENTS OF EQUITY

(Thousands)

                                          Contributed         Retained          Cumulative         Cumulative
                                            Capital           Earnings            Foreign            Minimum            Total
                                                                                 Currency            Pension
                                                                                Translation         Liability
                                                                                                   Adjustment
                                 --------------------------------------------------------------------------------------------------
Balance

November 30, 1995               DM              211,704            130,005            (23,310)                  -          318,399

Net Income                                                          52,108                                                  52,108


Dividends                                                          (45,045)                                                (45,045)

Equity Withdrawals                              (49,000)                                                                   (49,000)


Translation Adjustment                                                                  3,864                                3,864
                                 --------------------------------------------------------------------------------------------------

Balance
November 30, 1996               DM              162,704            137,068            (19,446)                  -          280,326


Net Income                                                          57,708                                                  57,708

Dividends                                                           (4,730)                                                 (4,730)


Contributions                                     1,515                                                                      1,515

Minimum Pension Liability                                                                                   (218)             (218)


Translation Adjustment                                                                    797                                  797
                                 --------------------------------------------------------------------------------------------------

Balance
November 30, 1997               DM              164,219            190,046            (18,649)              (218)          335,398


Net Income                                                          68,092                                                  68,092

Dividends                                                          (22,204)                                                (22,204)


Contributions                                     1,670                                                                      1,670

Minimum Pension Liability                                                                                   (527)             (527)

Translation Adjustment                                                                 (4,992)                              (4,992)
                                 --------------------------------------------------------------------------------------------------
Balance
November 30, 1998               DM              165,889            235,934            (23,641)              (745)          377,437


See accompanying Notes to Combined Financial Statements

1. DESCRIPTION OF BUSINESS

Henkel-Ecolab (the "Company" or the "Joint Venture") is a leading European company providing total cleaning and hygiene systems and service solutions to institutional and industrial companies. See Basis of Presentation within Note 2 of the combined financial statements. The Company's offerings include detergents, sanitation cleaners, dosing and measuring equipment, cleaning machines, training and service. Customers include hotels and restaurants;
food service, healthcare and educational facilities; commercial laundries; light industry; dairy plants and farms as well as food and beverage processors throughout Europe.

The Company was formed in 1991 by Henkel KGaA (Henkel) and Ecolab, Inc. (Ecolab) as a joint venture of their respective European institutional and industrial hygiene businesses. Under the terms of the Amended and Restated Joint Venture Agreement dated June 26, 1991 (Joint Venture Agreement), Henkel and Ecolab have joint control over the activities of the Joint Venture. The Joint Venture Agreement also provides that both partners will share an equal economic interest in the profits or losses of the Joint Venture.

ACQUISITIONS

Ecosan Acquisition: In September 1997 and in December 1997, the Company acquired 75% and 25%, respectively, of the outstanding shares of Ecosan Hygiene GmbH (Ecosan) for a cash price of TDM 37,600 (TDM 28,200 in September 1997 and TDM 9,400 in December 1997). Ecosan, located in Hanau, Germany, distributes institutional products and services in Germany. The acquisition of Ecosan was recorded under the purchase method of accounting, and, accordingly, the result of operations of Ecosan for the period from September 16, 1997 are included in the accompanying financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. The excess of purchase price over fair value of the assets and liabilities has been allocated to goodwill in the amount of TDM 36,486 (TDM 27,153 as of November 30, 1997) and is being amortized over 15 years.

Darenas Acquisition: In February 1998, the Company acquired certain assets of ISS-Darenas Limited (Darenas) for a cash price of TDM 23,334. Darenas, located in Birmingham, England, provides janitorial products and services for contract and building cleaning as well as the catering industries. The acquisition of Darenas was recorded under the purchase method of accounting, and accordingly, the results of operations of Darenas for the period from February 1, 1998 are included in the accompanying financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of the acquisition. The excess of purchase price over fair value of the assets and liabilities has been allocated to goodwill in the amount of TDM 17,302 and is being amortized over 15 years.

The Company made additional acquisitions during the fiscal year ended November 30, 1998; the impact of which was immaterial to the combined financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with generally accepted accounting principles in the United States and on a combined basis. The Joint Venture is comprised of various entities. These entities have varying legal structures, including stock corporations, limited liability corporations and partnerships formed under the applicable laws in the jurisdictions in which the Joint Venture operates. These entities are owned beneficially by identical shareholders or their wholly- owned subsidiaries and are, therefore, considered entities under common control. All significant intergroup or affiliated company accounts and transactions have been eliminated in combination. The Joint Venture's fiscal year end has been designated as November 30.

FOREIGN CURRENCY TRANSLATION

The accounts of all foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency, except for three countries where, due to hyperinflation, the functional currency (for one country since 1994 and two beginning in 1998) has been changed to German Mark. With the exception of the hyperinflation countries, assets and liabilities are translated into German Marks, the Company's reporting currency, at period-end exchange rates. Income statement accounts are translated to German Marks at the average rates of exchange prevailing during the year.

Net unrealized exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses from foreign currency transactions are included in the related income statement category.

The Joint Venture enters into foreign currency forward and option contracts to hedge specific foreign currency exposures. Gains and losses on these contracts are deferred and recognized as part of the specific transaction hedged or included in Other Expenses/Income, net, principally interest expense. The cash flows from such contracts are classified in the same category as the transaction hedged in the Combined Statements of Cash Flows.

CASH EQUIVALENTS

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased. Interest income for the years ended November 30, 1998, 1997, and 1996 totaled TDM 4,800, TDM 4,599, and TDM 4,479, respectively.

INVENTORIES

Inventories are stated at the lower of cost or market with cost determined on the first-in first-out and average cost methods.

PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are stated at original cost. Merchandising equipment consists primarily of various systems for dispensing cleaning and sanitizing products. Depreciation and amortization are charged to operations using the straight-line and declining balance methods over the following estimated useful lives:


Buildings and improvements                           8 to 40 years
Machinery and equipment                              3 to 20 years
Furniture, fixtures and merchandising equipment      3 to 16 years


Leasehold improvements are amortized on a straight-line basis over a period which is the lesser of the useful life of the asset or the remaining term of the associated lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance are expensed. The cost and accumulated depreciation / amortization applicable to the assets retired are removed from the accounts and any gain or loss is reflected in the Company's net income in the year of disposal.

Total depreciation expense for property, plant and equipment amounted to TDM 60,948, TDM 53,320, and TDM 47,292 for the years ended November 30, 1998, 1997 and 1996, respectively.

During 1998, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." The impact of this adoption was immaterial to the combined financial statements. In accordance with SOP 98-1, the Company capitalizes costs associated with purchased software for internal use which is ready for service and external development costs incurred from the time technological feasibility of the software is established until the software is ready for use to provide processing for internal purposes. The software development costs and costs of purchased software are amortized using the straight-line method over a maximum of three to five years or the expected life of the product, whichever is less. The carrying value of a software and development asset is regularly reviewed by the Company and a loss is recognized if the unamortized cost is in excess of the net realizable value.

INTANGIBLE ASSETS

Intangible assets primarily consist of amounts by which cost of acquisitions exceeded the values assigned to net tangible assets. These assets are amortized on a straight-line basis over their estimated lives, periods from 3 to 15 years. Total amortization expense for all intangible assets amounted to TDM 13,586, TDM 11,188 and TDM 12,588 during the years ended November 30, 1998, 1997, 1996, respectively.

LONG-LIVED ASSETS

The company periodically assesses the recoverability of long-lived and intangible assets based on anticipated future earnings and operating cash flows.

ADVERTISING COSTS

The Company expenses the production costs of advertising in the period in which the costs are incurred. Advertising expenses were 35,696 TDM, 34,113 TDM and 28,806 TDM for the years ended November 30, 1998, 1997 and 1996, respectively.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income." The standard requires the display of comprehensive income, which includes all changes in equity with the exception of additional investments by shareholders and distributions to shareholders. This statement does not impact the amounts recorded in the combined financial statements and is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." FAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. FAS 131 is effective for fiscal years beginning after December 15, 1997.

In February 1998, the FASB issued Statement of Financial Accounting Standards
(FAS) No. 132, "Employers' Disclosures about Pensions and Other
Postretirement Benefits --- an amendment of FASB Statements No. 87, 88 and 106." FAS 132 is effective for fiscal years beginning after December 15, 1997.

On June 16, 1998 the FASB issued Statement of Financial Accounting Standards
(FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as
(a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, and available-for-sale security, or a foreign-currency-denominated forecasted transaction.

Management expects to adopt FAS 133 in the first quarter of the year ended November 30, 2001 and is in the process of evaluating the impact on the financial statements of adoption of this Statement.

REVENUE RECOGNITION

Substantially all revenue is recognized when products are shipped to customers or distributors.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net income or combined equity.

3. BALANCE SHEET INFORMATION


(Thousands)                                                           November              November              November
                                                                         30,                   30,                   30,
                                                                        1998                  1997                  1996
-------------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE, NET
Accounts Receivable, Trade                                       DM        341,458      DM       349,054       DM       300,215
Allowance for Doubtful Accounts                                             17,318                22,515                 16,199
                                                                           ----------------------------------------------------
                                                                 DM        324,140      DM       326,539       DM       284,016
                                                                 --        -------      --       -------       --       -------
INVENTORIES
Raw Materials                                                    DM         41,550      DM        40,355       DM        39,097
Work in Process                                                             11,075                11,494                 10,673
Finished Goods                                                             144,182               128,833                133,422
                                                                           ----------------------------------------------------
    Total                                                        DM        196,807      DM       180,682       DM       183,192
                                                                 --        -------      --       -------       --       -------

PROPERTY, PLANT AND EQUIPMENT, NET
Land                                                             DM          6,612      DM         6,380       DM         6,316
Buildings and Improvements                                                  77,437                75,072                 73,487
Machinery and Equipment                                                    147,417               139,943                126,852
Merchandising Equipment and Other                                          273,305               240,151                199,073
Construction in Progress                                                     9,539                 6,118                  3,828
                                                                           ----------------------------------------------------
                                                                           514,310               467,664                409,556
Accumulated Depreciation and Amortization                                  330,929               289,539                242,001
                                                                           ----------------------------------------------------
    Total                                                        DM        183,381      DM       178,125       DM       167,555
                                                                 --        -------      --       -------       --       -------

INTANGIBLE AND OTHER ASSETS, NET
Goodwill on Acquisitions prior to July 1,1991                    DM         20,941      DM        20,941       DM        20,941
Goodwill on Acquisitions after July 1,1991                                  79,850                54,112                 20,578

Other Intangible Assets, including Capitalized Computer Software            64,803                31,198                 32,322
Additional Minimum Pension Liability                                         5,123                 3,487                      0
                                                                           ----------------------------------------------------
                                                                           170,717               109,738                 73,841
Accumulated Amortization                                                    66,550                49,736                 42,032
                                                                           ----------------------------------------------------
     Total Intangible Assets, net                                          104,167                60,002                 31,809
Other Assets, net                                                            6,174                 6,176                  8,386
                                                                           ----------------------------------------------------
     Total                                                       DM        110,341      DM        66,178       DM        40,195
                                                                 --        -------      --       -------       --       -------


4. RELATED PARTY TRANSACTIONS

The Joint Venture has entered into various contractual arrange-ments, including those discussed in the following paragraphs, for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Joint Venture entities purchase institutional and indu-strial hygiene products (primarily finished goods inventories) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements require these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Related purchases totaled TDM 213,758, TDM 221,341 and TDM 232,581 for the years ended November 30, 1998, 1997 and 1996, respectively.

Henkel also provides certain Joint Venture entities with elective services which include, but are not limited to, general administration, payroll administration, accounting and research and development. The cost of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Fees incurred by the Joint Venture in consideration for these services amounted to TDM 14,010, TDM 14,807 and TDM 14,228 for the years ended November 30, 1998, 1997, and 1996, respectively.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Royalty expense related to this technology transfer agreement amounted to TDM 26,568, TDM 24,372 and TDM 22,718 during the twelve month periods ended November 30, 1998, 1997 and 1996, respectively.

The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an overdraft basis and through short term loans of no more than 3 months. There is currently no maximum level of borrowing specified under these agreements. The interest rate basis for both arrangements is the London Interbank Offering Rate (LIBOR) (interest rate for German Marks overdrafts 4.13 % and 3.83 % for 3 month short term German Marks loans at November 30, 1998); on overdrafts, approximately 0.5 percentage points are paid to compensate Henkel for administration costs.

At November 30, 1998, 1997, and 1996, respectively, the Joint Venture had loans outstanding from Henkel and its subsidiaries of TDM -0-, TDM 1,159 and TDM 7,445. As of the same dates, the loans receivable from Henkel and its subsidiaries totaled TDM 7,342, TDM 6,894 and TDM 8,007, respectively. The fair values of related party loans receivable and payable approximate book value.

Interest expense to related parties totaled TDM 1,657, TDM 1,302 and TDM 1,463 for the years ended November 30, 1998, 1997 and 1996, respectively. For the same periods, interest income from related parties totaled TDM 1,335, TDM 982 and TDM 1,180.

During 1997, the Joint Venture began to charge the parents for certain costs incurred on behalf of the parents which by their nature are not arm's length. The Joint Venture has reflected such costs, net of tax, in the amount of TDM 1,670 and TDM 1,515 as contributed capital for the years ended November 30, 1998 and 1997, respectively.

5. INCOME TAXES

The components of income before income taxes and the provision for income taxes for the years ended November 30, 1998, 1997 and 1996, respectively, are as follows:


                                         1998           1997           1996
                                      -------        -------        -------
                                          TDM            TDM            TDM

Income before income taxes:
Domestic                               19,466         23,887          8,697
Foreign                                97,047         85,088         88,745
                                      -------        -------        -------
Total                                 116,513        108.975         97,442
                                      -------        -------        -------
                                      -------        -------        -------

Income tax provision:
Current
     Domestic                           8,856         17,627          8,312
     Foreign                           37,403         37,149         35,656
                                      -------        -------        -------

Total current                          46,259         54,776         43,968

Deferred
     Domestic                           2,063           (113)       (1,296)
     Foreign                               99         (3,396)        2,662
                                      -------        -------        -------

Total deferred                          2,162         (3,509)        1,366

Total income tax provision             48,421         51,267         45,334
                                      -------        -------        -------
                                      -------        -------        -------


The components of the Joint Venture's overall net deferred tax asset at November 30:


                                             1998        1997        1996
                                          -------     -------     -------
                                              TDM        TDM          TDM
Deferred tax assets:

Tax loss carry forwards                     7,705      10,256       9,576
Accruals, not deductible for tax purposes   4,668       4,823       3,612
Inventory valuation reserves                4,169       3,316       2,530
Accounts receivable reserves                1,106         968         976
Pension provision, not deductible           8,530       9,292       7,024
Amortization on intangible assets             0           227       1,663
Investment in affiliated company            1,158       1,210         0
Depreciation on fixed assets                5,074       6,606       2,692
Other                                       1,445         653         629
                                          -------------------------------
Total deferred tax assets                  33,855      37,351      28,702
Valuation allowance                       (11,693)    (15,450)    (10,387)
                                          -------------------------------
Total deferred tax assets,
net of valuation allowance                 22,162      21,901      18,315
                                          -------------------------------

Deferred tax liabilities:

Amortization on intangible assets          (1,187)        0           0
Depreciation on fixed assets               (4,158)     (4,127)     (3,995)
Other                                      (2,711)     (1,506)     (1,561)
                                          -------------------------------
Total deferred tax liabilities             (8,056)     (5,633)     (5,556)
                                          -------------------------------
Net deferred tax asset                     14,106      16,268      12,759
                                          -------------------------------
                                          -------------------------------


At November 30, 1998, 1997, and 1996, the Joint Venture had net foreign operating loss carry forwards for tax purposes of approximately TDM 24,297, TDM 30,987 and TDM 27,535, respectively. A significant portion of these losses have an indefinite carry forward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1998. During 1998, 1997 and 1998, the valuation allowance increased/(decreased) by TDM (3,757), TDM 5,063 and TDM 2,722, respectively.

A reconciliation of the statutory German trade tax and federal corporate income tax rate to the effective income tax rate is as follows:


                                   1998      1997      1996
                                   ----      ----      ----
Statutory German rate              45.0%     44.4%     44.4%
Other European rates               (7.3)     (4.4)     (8.0)
Losses and deferred items
without offsetting tax benefits     0.8       1.0       1.9
Provision for taxes arising
from tax examination                1.0       4.6       4.9
Different tax base in Germany       0.9       1.5       1.4
Deferred taxes refundable to
parent                              1.0       0.2       0.6
Other                               0.2      (0.3)      1.3
                                   ----      ----      ----
Effective income tax rate          41.6%     47.0%     46.5%
                                   ----      ----      ----
                                   ----      ----      ----


The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture.

Cash paid for taxes for the years ended November 30, 1998, 1997 and 1996 was TDM 35,897, TDM 32,756 and TDM 19,128, respectively.

6. PENSION AND OTHER BENEFIT PLANS

The Joint Venture's German entities have noncontributory defined benefit pension plans to provide pension benefits to all eligible employees.

Benefits under the German plans are based upon salary and years of service. The funding of these pension plans is not a common practice as funding provides no economic (tax) benefit. Certain other Joint Venture entities have noncontributory and contributory defined benefit plans, primarily based on specific laws in particular countries. Plan assets outside of Germany consist primarily of marketable securities and life insurance policies.

A summary of all the components of net periodic pension cost concerning the noncontributory and contributory defined benefit pension plans in Austria, Belgium, France, Germany, Great Britain, the Netherlands and Spain for the years ended November 30, 1998, 1997 and 1996 is as follows (TDM):


                                      1998       1997       1996
Service cost-employee benefits       9,659      8,594       7,131
Interest cost                       11,252     10,429       9,109
Actual Return on assets             (4,807)    (4,178)     (3,130)
Net amortization and deferral          661        768          74
Employee contributions                (465)      (370)       (329)
                                    ------     ------      ------
Total pension expense               16,300     15,243      12,855
                                    ------     ------      ------
                                    ------     ------      ------


The status of the above employee pension benefit plans at November 30, 1998, 1997 and 1996 is summarized below (TDM):


Actuarial present value of:           1998        1997        1996
Vested benefit obligation          143,650     138,931     105,068
Non-vested accumulated
benefit obligation                   7,280      10,458       9,513
                                   -------     -------     -------
Accumulated benefit obligation     150,930     149,389     114,581
                                   -------     -------     -------
                                   -------     -------     -------

Projected benefit obligation       203,804     171,497     138,189
Fair value of plan assets           81,259      61,854      45,839
                                   -------     -------     -------
Funded status                      122,545     109,643      92,350
Unrecognized net transition
obligation                           6,800       7,839       4,709
Unrecognized prior service cost     (2,943)        325           0
Unrecognized net (gain)/loss         3,277         605       4,175
Additional minimum pension
liability                            5,868       3,705           0
                                   -------     -------     -------
Unfunded accrued pension cost      121,279     104,579      83,466
                                   -------     -------     -------
                                   -------     -------     -------


The following assumptions have been used to develop net periodic pension expense and the actuarial present value of projected benefit obligations:


Actuarial present value of:           1998        1997         1996
Assumed discount rate             4.0-6.0%    7.5-6.0%     7.0- 5.0%

Expected return on plan assets    4.0-8.5%   6.0-10.0%     7.0-10.0%

Rate of increase in future       1.75-4.5%   6.0- 2.5%     5.0- 3.0%
compensation levels


Pursuant to the provisions of Statement of Financial Accounting Standards
No. 87, "Employer's Accounting for Pensions", the Joint Venture recorded an additional minimum pension liability adjustment of TDM 5,868 and TDM 3,709 as of November 30, 1998 and 1997, respectively, representing the amount by which the accumulated benefit obligation exceeded the accrued pension liability for the German plans. The additional liability is offset by an intangible asset recorded under Intangible and Other Assets, net and Minimum Pension Liability Adjustment within Combined Equity.

Included in Employee Benefit Obligation in the balance sheet is the Italian termination indemnity plan which provides a benefit that is payable upon termination of employment in virtually all cases of termination. The liability for the Italian termination indemnity plan was TDM 10,119, TDM 10,662 and TDM 10,526 for 1998, 1997 and 1996, respectively.

7. TOTAL INDEBTEDNESS

SHORT TERM DEBT

As of November 30, 1998, 1997 and 1996, respectively, short term debt totaled TDM 49,066, TDM 24,318 and TDM 72,972, and consists of generally short term credit facilities with interest rates based on local money market rates. As of November 30, 1998, the five main facilities are in French Franc in the equivalent amount of TDM 5,339 at an interest rate of 3,8% p.a., in Italian Lira in the equivalent amount of TDM 4,600 at an interest rate of 4,9% p.a., in German Marks in the equivalent amount of TDM 29,000 at an interest rate of 3,4% p.a., in Dutch Guilders in the equivalent amount of TDM 3,858 at an interest rate of 3,85% p.a. and in Spanish Peseta in the equivalent amount of TDM 2,279 at an interest rate of 4,5% p.a.

LONG TERM DEBT

Long term debt of November 30, 1998, 1997 and 1996 consists of the following:


                                   1998            1997           1996
                                    TDM             TDM            TDM
Notes                              5,425          5,418          6,035
Less current maturities              657            656            652
                                   -----          -----          -----
Total                              4,768          4,762          5,383
                                   -----          -----          -----
                                   -----          -----          -----


All notes are denominated in Danish Krona at fixed annual interest rates ranging from 10.07% to 10.30% at November 30, 1998. As of November 30, 1998, the aggregate annual maturities of long term debt were:


1999 - TDM        657         2000 - TDM      657
2001 - TDM        165         2002 - TDM    3,946


Interest expense related to all debt excluding related party amounts for the years ended November 30, 1998, 1997 and 1996 was TDM 7,972, TDM 6,146 and TDM 4,133, respectively. Interest paid to external and related parties for the years ended November 30, 1998, 1997, 1996 was TDM 9,418, TDM 7,643 and TDM 6,408, respectively.

The fair value of short and long term debt approximates the book value.

8. FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

The Joint Venture operates internationally, giving rise to exposure to market risks from changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Joint Venture to reduce certain of these risks. The Joint Venture does not hold or issue financial instruments for trading purposes. The Joint Venture is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

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

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table (TDM):


                    November 30, 1998        November 30,1997
                    -----------------        -----------------
                    Notional   Credit        Notional   Credit
                    Amount   Exposure        Amount   Exposure
                    -------- --------        -------- --------
Forward exchange
contracts           94,779         0         57,077         0
Options purchased    2,553         0          7,054         0
                    ------         -         ------         -
                    97,332         0         64,131         0
                    ------         -         ------         -
                    ------         -         ------         -


The primary purpose of foreign exchange contracts is to hedge various intercompany loans. The Joint Venture also enters, to a limited extent, into forward exchange and option contracts to hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a twelve month time horizon. Gains and losses arising on hedged loan transactions are accrued to income over the period of the hedge. The deferred gains and losses as of November 30, 1998, 1997 and 1996 were not material. Losses on hedges of anticipated exchange rate exposure are recorded as incurred whereas gains are deferred.

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


                                   1998              1997
                              --------------    --------------
                              Buy       Sell    Buy       Sell
Italian Lira/US-Dollar        27,374  27,374     9,494   9,668
Italian Lira/French Franc                        6,009   5,977
Italian Lira/Danish Krona                        4,488   4,466
Italian Lira/Swedish Krona                       3,659   3,651
Pound Sterling/German Mark    44,362  44,661    13,042  12,807
French Franc/German Mark                         2,988   2,988
Finmark/Swedish Krona                            1,832   1,826
Swiss Franc/German Mark       14,925  14,940     6,182   6,186
Irish Pound/German Mark                          3,651   3,623
US Dollar/German Mark          7,489   7,520    10,647  10,551
Swedish Krona/German Mark      2,626   2,625
Czech Krona/German Mark          556     556
Swedish Krona/Belgium Franc                      1,015   1,033
Swedish Krona/Danish Krona                       1,124   1,154
                              ------  ------    ------  ------
                              97,332  97,676    64,131  63,930
                              ------  ------    ------  ------
                              ------  ------    ------  ------


c) Fair Value of Off Balance Sheet Financial Instruments

The fair value of off balance sheet financial instruments is not significant.

9. RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were TDM 34,6, TDM 35,7, and TDM 31,8 for the years ended November 30, 1998, 1997 and 1996, respectively.

10. COMMITMENTS AND CONTINGENCIES

The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1998 (TDM):


               1999           26,270
               2000           18,741
               2001            6,958
               2002            4,086
               2003            3,144
               thereafter     10,035
                              ------
               Total          69,234
                              ------
                              ------


Rent expense for the twelve month period ended November 30, 1998, 1997 and 1996, was approximately TDM 31,369, TDM 27,416 and TDM 18,503, respectively.

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

The Joint Venture's operations and customers are located throughout Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1998, 1997 and 1996, and there were no significant accounts receivable from a single customer at November 30, 1998, 1997 and 1996. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

                                  [LETTERHEAD]

REPORT OF INDEPENDENT ACCOUNTANTS
TO THE BOARD OF DIRECTORS
OF HENKEL-ECOLAB JOINT VENTURE



Our audit of the combined financial statements as of and for the year ended November 30, 1998 referred to in our report dated January 26, 1999 included herein also included an audit of the financial statement schedule:
"Valuation and Qualifying Accounts and Reserves." In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. The financial statement schedule of Henkel-Ecolab Joint Venture for the years ended November 30, 1997 and 1996 were audited by other independent auditors, whose reports, dated January 23, 1998 and January 22, 1997, expressed an unqualified opinion on those schedules, when read in conjunction with the related combined financial statements.



January 26, 1999


PricewaterhouseCoopers
Gesellschaft mit beschrankter Haftung
Wirtschaftsprufungsgesellschaft

/s/ Gunter Betz
/s/ Henri Leveque
-------------------

HENKEL-ECOLAB


  Schedule - Valuation and Qualifying Accounts and Reserves
             (Thousands)


----------------------------------------------------------------------------------------------

       Description             Balance,      Additions         Deductions        Balance,
                               Beg. of          (a)               from           Close of
                               Period                           Reserve           Period
                                                                  (b)
----------------------------------------------------------------------------------------------
  Period Ended
  November 30, 1996


  Allowance for    DM           14,274            5,439             3,514            16,199
    doubtful
    Accounts
                             -----------------------------------------------------------------

                    DM          14,274            5,439             3,514            16,199
                             -----------------------------------------------------------------
                             -----------------------------------------------------------------

  Period Ended
  November 30, 1997

  Allowance for    DM           16,199           13,400             7,084            22,515
    doubtful
    Accounts
                             -----------------------------------------------------------------

                    DM          16,199           13,400             7,084            22,515
                             -----------------------------------------------------------------
                             -----------------------------------------------------------------

  Period Ended
  November 30, 1998

  Allowance for    DM           22,515            9,325            14,522            17,318
    doubtful
    Accounts
                             -----------------------------------------------------------------

                    DM          22,515            9,325            14,522            17,318
                             -----------------------------------------------------------------
                             -----------------------------------------------------------------

(a) Provision for doubtful accounts
    (charged to expenses)

(b)  Items determined to be uncollectible,
     less recovery of amounts previously written off.

                                    EXHIBIT INDEX

The following documents are filed as exhibits to this Report.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
  (3)A.       Restated Certificate of                Incorporated by reference
              Incorporation.                         to Exhibit (3) to the
                                                     Company's Current Report
                                                     on Form 8-K dated October
                                                     22, 1997.

     B.       By-Laws, as amended through February   Filed herewith
              18, 1999.                              electronically.

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

     C.       Rights Agreement dated as of           Incorporated by reference
              February 24, 1996.                     to Exhibit (4) of the
                                                     Company's Current Report
                                                     on Form 8-K dated
                                                     February 24, 1996.

     D.       Note Agreement dated as of October 1,  Incorporated by reference
              1991 relating to $100,000,000 9.68%    to Exhibit (4)F of the
              Senior Notes Due October 1, 2001       Company's Form 10-K
              between the Company and the insurance  Annual Report for the
              companies named therein.               year ended December 31,
                                                     1991.

      E.(i)   Multicurrency Credit Agreement         Incorporated by reference
              ("Credit Agreement") dated as of       to Exhibit (4)A of the
              September 29, 1993, as Amended and     Company's Form 10-Q for
              Restated as of October 17, 1997,       the quarter ended
              among the Company, the financial       September 30, 1997.
              institutions party thereto, Citibank,
              N.A., as Agent, Citibank
              International Plc, as Euro-Agent and
              Morgan Guaranty Trust Company of New
              York as Co-Agent.

       (ii)   Australian Dollar Local Currency       Incorporated by reference
              Addendum to the Credit Agreement.      to Exhibit (4)B of the
                                                     Company's Form 10-Q for
                                                     the quarter ended
                                                     September 30, 1997.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
       (iii)  Amendment No. 1 dated as of June 23,   Incorporated by reference
              1998 to Multicurrency Credit           to Exhibit (4)A of the
              Agreement dated as of September 29,    Company's Form 10-Q for
              1993, as Amended and Restated as of    the quarter ended June
              October 17, 1997, and to Local         30, 1998.
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

       (iv)   Australian Dollar Local Currency
              Addendum dated as of June 23, 1998     Incorporated by reference
              among Ecolab Finance PTY Limited,      to Exhibit (4)B of the
              Ecolab Inc., Citibank, N.A., the       Company's Form 10-Q for
              Local Currency Agent named therein     the quarter ended June
              and the Local Currency Banks party     30, 1998.
              thereto.

       F.     Indenture dated as of November 1,      Incorporated by reference
              1996 as amended and supplemented,      to Exhibit 4.1 of the
              between the Company and the First      Company's Amendment No. 1
              National Bank of Chicago as Trustee.   to Form S-3 filed
                                                     November 15, 1996.

       G.     Form of Underwriting Agreement.        Incorporated by reference
                                                     to Exhibit 1 of the
                                                     Company's Amendment No. 1
                                                     to Form S-3 filed
                                                     November 15, 1996.

  (9)         Amended and Restated Stockholder's     See Exhibit (10)P(v)
              Agreement.                             hereof.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
 (10)A.       Ecolab Inc. 1977 Stock Incentive       Incorporated by reference
              Plan, as amended through November 1,   to Exhibit (10)A of the
              1996.                                  Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1997.

     B.       Ecolab Inc. 1993 Stock Incentive       Incorporated by reference
              Plan.                                  to Exhibit (10)B of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1992.

     C.       Amended and Restated Ecolab Inc. 1997  Filed herewith
              Stock Incentive Plan.  This Plan       electronically.
              amendment will become effective only
              upon approval by the Stockholders of
              the Company at the Company's Annual
              Meeting scheduled to be held May 14,
              1999.

        (i)   Non-Statutory Stock Option Agreement   Incorporated by reference
              between the Company and Allan L.       to Exhibit (10) of the
              Schuman with respect to premium-       Company's Form 10-Q for
              priced option grant effective          the quarter ended June
              February 20, 1998 under the Ecolab     30, 1998.
              Inc. 1997 Stock Incentive Plan.
              Similar option grants were made to
              each of the named executive officers
              of the Company covering varying, but
              smaller number of shares.

     D.       1988 Non-Employee Director Stock       Incorporated by reference
              Option Plan as amended through         to Exhibit (10)D of the
              February 23, 1991.                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1990.

     E.       1995 Non-Employee Director Stock       Incorporated by reference
              Option Plan.                           to Exhibit (10)D of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1994.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
     F.       Ecolab Inc. 1997 Non-Employee          Incorporated by reference
              Director Deferred Compensation Plan.   to Exhibit (10)F of the
                                                     Company's Form 10-K for
                                                     the year ended December
                                                     31, 1996.

      G.      Form of Director Indemnification       Incorporated by reference
              Agreement dated August 11, 1989.       to Exhibit (19)A of the
              Substantially identical agreements     Company's Form 10-Q for
              are in effect as to each director of   the quarter ended
              the Company.                           September 30, 1989.

     H.(i)    Ecolab Executive Death Benefits Plan,  Incorporated by reference
              as amended and restated effective      to Exhibit (10)J of the
              March 1, 1994.                         Company's 10-K Annual
                                                     Report for the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

       (ii)   Amendment No. 1 to Ecolab Executive    Filed herewith
              Death Benefits Plan.                   electronically.

       (iii)  Second Declaration of Amendment to     Filed herewith
              Ecolab Executive Death Benefits Plan,  electronically.
              effective March 1, 1998.

     I.       Ecolab Executive Long-Term Disability  Incorporated by reference
              Plan, as amended and restated          to Exhibit (10)K of the
              effective January 1, 1994.             Company's 10-K Annual
                                                     Report for the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

     J.       Ecolab Executive Financial Counseling  Incorporated by reference
              Plan                                   to Exhibit (10)K of the
                                                     Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1992.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
     K.(i)    Ecolab Supplemental Executive          Incorporated by reference
              Retirement Plan, as amended and        to Exhibit (10)M(i) of
              restated effective July 1, 1994.       the Company's 10-K Annual
                                                     Report for the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

       (ii)   First Declaration of Amendment to      Incorporated by reference
              Ecolab Supplemental Executive          to Exhibit (10)M(ii) of
              Retirement Plan effective as of July   the Company's 10-K Annual
              1, 1994.                               Report for the year ended
                                                     December 31, 1994.

      (iii)   Second Declaration of Amendment to     Incorporated by reference
              Ecolab Supplemental Executive          to Exhibit (10)M(iii) of
              Retirement Plan effective as of July   the Company's Form 10-K
              1, 1994.                               Annual Report for the
                                                     year ended December 31,
                                                     1995.

      (iv)    Third Declaration of Amendment to      Filed herewith
              Ecolab Supplemental Executive          electronically.
              Retirement Plan, effective March 1,
              1998.

     L.(i)    Ecolab Mirror Savings Plan, as         Incorporated by reference
              amended and restated effective         to Exhibit (10)N of the
              September 1, 1994.                     Company's 10-K Annual
                                                     Report for the year ended
                                                     December 31, 1994.  See
                                                     also Exhibit (10)O
                                                     hereof.

       (ii)   First Declaration of Amendment to      Incorporated by reference
              Ecolab Mirror Savings Plan effective   to Exhibit (10)N(ii) of
              as of January 1, 1995.                 the Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1995.

       (iii)  Second Declaration of Amendment to     Incorporated by reference
              Ecolab Mirror Savings Plan effective   to Exhibit (10)O(iii) of
              January 1, 1997.                       the Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1996.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
       (iv)   Third Declaration of Amendment to      Filed herewith
              Ecolab Mirror Savings Plan effective   electronically.
              November 13, 1997.

       (v)    Fourth Declaration of Amendment to     Filed herewith
              Ecolab Mirror Savings Plan, effective  electronically.
              September 1, 1998.

      M.(i)   Ecolab Mirror Pension Plan effective   Incorporated by reference
              July 1, 1994.                          to Exhibit (10)O(i) of
                                                     the Company's Annual
                                                     Report on Form 10-K for
                                                     the year ended December
                                                     31, 1994.  See also
                                                     Exhibit (10)O hereof

       (ii)   First Declaration of Amendment to      Incorporated by reference
              Ecolab Mirror Pension Plan effective   to Exhibit (10)O(ii) of
              as of July 1, 1994.                    the Company's Annual
                                                     Report on Form 10-K for
                                                     the year ended December
                                                     31, 1994.

       (iii)  Second Declaration of Amendment to     Incorporated by reference
              Ecolab Mirror Pension Plan effective   to Exhibit (10)O(iii) of
              as of July 1, 1994.                    the Company's Form 10-K
                                                     Annual Report for the
                                                     year ended December 31,
                                                     1995.

        (iv)  Third Declaration of Amendment to      Filed herewith
              Ecolab Mirror Pension Plan, effective  electronically.
              March 1, 1998.

       N.(i)  Ecolab Inc. Administrative Document    Incorporated by reference
              for Non-Qualified Benefit Plans.       to Exhibit (10)P of the
                                                     Company's 10-K Annual
                                                     Report for the year ended
                                                     December 31, 1994.

        (ii)  Amendment No. 1 to the Ecolab Inc.     Filed herewith
              Administrative Document for Non-       electronically.
              Qualified Benefit Plans effective
              July 1, 1997.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
       (iii)  First Declaration to Amendment to the  Filed herewith
              Ecolab Inc. Administrative Document    electronically.
              for Non-Qualified Benefit Plans
              effective November 13, 1997.

     O.       1999 Ecolab Inc. Management            Filed herewith
              Performance Incentive Plan.  This      electronically.
              Plan will become effective only upon
              approval by the Stockholders of the
              Company at the Company's Annual
              Meeting scheduled to be held May 14,
              1999.

      P.(i)   Amended and Restated Umbrella          Incorporated by reference
              Agreement between Henkel KGaA and      to Exhibit 13 of HC
              Ecolab Inc. dated June 26, 1991.       Investments, Inc.'s and
                                                     Henkel KGaA's Amendment
                                                     No. 4 to Schedule 13D
                                                     dated July 16, 1991.

       (ii)   Amended and Restated Joint Venture     Incorporated by reference
              Agreement between Henkel KGaA and      to Exhibit 14 of HC
              Ecolab Inc. dated June 26, 1991.       Investments, Inc.'s and
                                                     Henkel KGaA's Amendment
                                                     No. 4 to Schedule 13D
                                                     dated July 16, 1991.

       (iii)  Amendment to the Amended and Restated  Filed herewith
              Joint Venture Agreement between        electronically.
              Henkel KGaA and Ecolab Inc. dated
              June 13, 1994.

       (iv)   Amended and Restated ROW Purchase      Incorporated by reference
              Agreement between Henkel KGaA and      to Exhibit (7) of the
              Ecolab Inc. dated June 26, 1991.       Company's Current Report
                                                     on Form 8-K dated July
                                                     11, 1991.

       (v)    Amended and Restated Stockholder's     Incorporated by reference
              Agreement between Henkel KGaA and      to Exhibit 15 of HC
              Ecolab Inc. dated June 26, 1991.       Investments, Inc.'s and
                                                     Henkel KGaA's Amendment
                                                     No. 4 to Schedule 13D
                                                     dated July 16, 1991.


 Exhibit No.  Document                                    Method of Filing
 -----------  --------                                    ----------------
       Q.     Description of Ecolab Management       Filed herewith
              Incentive Plan.                        electronically.

 (13)         Those portions of the Company's        Filed herewith
              Annual Report to Stockholders for the  electronically.
              year ended December 31, 1998 which
              are incorporated by reference into
              Parts I, II and IV hereof.

 (21)         List of Subsidiaries as of March 16,   Filed herewith
              1999.                                  electronically.

 (23)A.       Consent of PricewaterhouseCoopers LLP  See page 33 hereof.
              to Incorporation by Reference at page
              33 hereof is filed as a part hereof.

     B.       Consent of PricewaterhouseCoopers      Filed herewith
              Gesellschaft mit beschrankter Haftung  electronically.
              Wirtschaftsprufungsgesellschaft.

     C.       Consent of KPMG Deutsche Treuhand-     Filed herewith
              Gesellschaft Aktiengesellschaft        electronically.
              Wirtschaftsprufungsgesellschaft.

 (24)         Powers of Attorney.                    Filed herewith
                                                     electronically.

 (27)         Financial Data Schedule for year       Filed herewith
              ended December 31, 1998.               electronically.

 COVER        Cover Letter.                          Filed herewith
                                                     electronically.