Form 10-Q
period 1999-03-31
ECOLAB INC
filed 1999-05-12
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ---------------

Commission File No. 1-9328

                                   ECOLAB INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                       41-0231510
-------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                370 Wabasha Street N., St. Paul, Minnesota 55102
-------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                  651-293-2233
                                  ------------
               (Registrant's telephone number, including area code)

                                (Not Applicable)
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
   -------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

129,642,171 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands, except per share)                                                            1999         1998             1998
                                                                                      --------       --------     ----------
                                                                                            (unaudited)
Net Sales                                                                             $489,304       $436,362     $1,888,226

Cost of Sales                                                                          220,425        195,909        851,173

Selling, General
  and Administrative Expenses                                                          206,616        186,733        775,073
                                                                                      --------       --------     ----------

Operating Income                                                                        62,263         53,720        261,980

Interest Expense, Net                                                                    5,750          5,406         21,742
                                                                                      --------       --------     ----------

Income From Continuing Operations
  Before Income Taxes and Equity
  in Earnings of Henkel-Ecolab                                                          56,513         48,314        240,238

Provision for Income Taxes                                                              23,622         20,289        101,782

Equity in Earnings of
  Henkel-Ecolab Joint Venture                                                            2,147          2,563         16,050
                                                                                      --------       --------     ----------

Income From Continuing Operations                                                       35,038         30,588        154,506

Gain From Discontinued Operations                                                                                     38,000
                                                                                      --------       --------     ----------

Net Income                                                                            $ 35,038       $ 30,588     $  192,506
                                                                                      --------       --------     ----------
                                                                                      --------       --------     ----------

Basic Income Per Common Share
     Income from Continuing Operations                                                $   0.27       $   0.24     $     1.20
     Gain from Discontinued Operations                                                                                  0.29
     Net Income                                                                       $   0.27       $   0.24     $     1.49

Diluted Income Per Common Share
     Income from Continuing Operations                                                $   0.26       $   0.23     $     1.15
     Gain from Discontinued Operations                                                                                  0.28
     Net Income                                                                       $   0.26       $   0.23     $     1.44

Dividends Per Common Share                                                            $  0.105       $   0.095    $     0.39

Weighted-Average Common Shares
 Outstanding
     Basic                                                                             129,539        128,958        129,157
     Diluted                                                                           134,626        133,934        134,047


See notes to consolidated financial statements.

                                                  ECOLAB INC.
                                          CONSOLIDATED BALANCE SHEET


                                                                                       March 31       March 31      December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                             (unaudited)
ASSETS

Cash and cash equivalents                                                             $   25,418     $   18,624     $   28,425

Accounts receivable, net                                                                 281,978        242,669        246,695

Inventories                                                                              165,453        153,775        165,627

Deferred income taxes                                                                     35,789         35,047         36,256

Other current assets                                                                      29,327         38,815         26,511
                                                                                      ----------     ----------     ----------
Current Assets                                                                           537,965        488,930        503,514

Property, Plant and
  Equipment, Net                                                                         419,744        385,493        420,205

Investment in Henkel-Ecolab
  Joint Venture                                                                          242,150        234,084        253,646

Other Assets                                                                             319,098        279,205        293,630
                                                                                      ----------     ----------     ----------

Total Assets                                                                          $1,518,957     $1,387,712     $1,470,995
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------






See notes to consolidated financial statements.
                                (Continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (Continued)

                                                                                       March 31       March 31      December 31
(thousands, except per share)                                                            1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                             (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                                                       $   78,339     $   57,645     $   67,991

Accounts payable                                                                         122,979        118,122        124,646

Compensation and benefits                                                                 63,758         60,077         79,431

Income taxes                                                                              18,495         23,994            244

Other current liabilities                                                                137,979        130,668        127,479
                                                                                      ----------     ----------     ----------

Current Liabilities                                                                      421,550        390,506        399,791

Long-Term Debt                                                                           247,838        248,047        227,041

Postretirement Health Care
  and Pension Benefits                                                                    95,141         84,019         85,793

Other Liabilities                                                                         65,575        119,740         67,829

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding: March 31,
  1999 - 129,543; March 31, 1998 -
  128,694; December 31, 1998 -
  129,479)                                                                               688,853        545,400        690,541
                                                                                      ----------     ----------     ----------

Total Liabilities and
  Shareholders' Equity                                                                $1,518,957     $1,387,712     $1,470,995
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------


See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                            (unaudited)

OPERATING ACTIVITIES

Net income                                                                            $ 35,038       $ 30,588       $192,506
Less:  gain from discontinued
  operations                                                                                                          38,000
                                                                                      ----------     ----------     ----------

Income from continuing operations                                                       35,038         30,588        154,506

Adjustments to reconcile income
  from continuing operations
  to cash provided by continuing
  operations:
  Depreciation                                                                          26,778         23,416         99,276
  Amortization                                                                           5,939          5,444         22,695
  Deferred income taxes                                                                 (1,582)           581         (2,012)
  Equity in earnings of
    Henkel-Ecolab joint venture                                                         (2,147)        (2,563)       (16,050)
  Joint venture royalties
    and dividends                                                                        2,751          1,074         10,451
  Other, net                                                                              (130)           635          1,526
  Changes in operating assets and liabilities:
    Accounts receivable                                                                (32,728)           546          1,352
    Inventories                                                                           (195)        (4,396)       (11,667)
    Other assets                                                                        (3,022)        (4,322)        (7,631)
    Accounts payable                                                                    (3,251)       (13,629)        (7,794)
    Other liabilities                                                                   17,713          2,236         29,877
                                                                                      ----------     ----------     ----------

Cash provided by continuing
  operations                                                                            45,164         39,610        274,529

Cash used for discontinued
  operations                                                                                                         (38,887)
                                                                                      ----------     ----------     ----------

Cash provided by operating
  activities                                                                          $ 45,164       $ 39,610       $235,642
                                                                                      ----------     ----------     ----------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                            (unaudited)

INVESTING ACTIVITIES

Capital expenditures                                                                  $(29,337)      $(28,243)      $(147,631)
Property disposals                                                                         687            910           7,060
Businesses acquired                                                                    (34,191)       (24,620)        (40,206)
Sale of Gibson businesses
  and assets                                                                                                           14,226
Other, net                                                                                 (37)          (105)          4,766
                                                                                      ----------     ----------     ----------
Cash used for investing activities                                                     (62,878)       (52,058)       (161,785)
                                                                                      ----------     ----------     ----------

FINANCING ACTIVITIES

Notes payable                                                                           11,122          4,715          24,820
Long-term debt borrowings                                                               21,810         16,940         117,740
Long-term debt repayments                                                                 (603)       (22,540)       (151,143)
Reacquired shares                                                                       (9,722)       (19,003)        (52,984)
Cash dividends on common stock                                                         (13,552)       (12,260)        (49,000)
Other, net                                                                               6,106          2,977           5,679
                                                                                      ----------     ----------     ----------
Cash provided by (used for)
  financing activities                                                                  15,161        (29,171)       (104,888)
                                                                                      ----------     ----------     ----------
Effect of exchange rate
  changes on cash                                                                         (454)          (926)         (1,713)
                                                                                      ----------     ----------     ----------

DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                      (3,007)       (42,545)        (32,744)

Cash and Cash Equivalents,
  beginning of period                                                                   28,425         61,169          61,169
                                                                                      ----------     ----------     ----------

Cash and Cash Equivalents,
  end of period                                                                       $ 25,418       $ 18,624       $  28,425
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------

Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated statement of income for the first quarter ended March 31, 1999 and 1998, reflects, in the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim periods. These adjustments consisted of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998 and the related consolidated statements of income and cash flows data for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION

                                                                                       March 31       March 31      December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                             (unaudited)
Accounts Receivable, Net
    Accounts receivable                                                               $ 295,398      $ 253,645      $ 259,588
    Allowance for doubtful accounts                                                     (13,420)       (10,976)       (12,893)
                                                                                      ----------     ----------     ----------
      Total                                                                           $ 281,978      $ 242,669      $ 246,695
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------
Inventories
    Finished goods                                                                    $  78,237      $  66,420      $  73,983
    Raw materials and parts                                                              89,237         90,100         93,862
    Excess of fifo cost over lifo cost                                                   (2,021)        (2,745)        (2,218)
                                                                                      ----------     ----------     ----------

      Total                                                                           $ 165,453      $ 153,775      $ 165,627
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------
Property, Plant and Equipment, Net
  Land                                                                                $  12,045      $  12,473      $  12,584
  Buildings and leaseholds                                                              157,719        143,714        157,302
  Machinery and equipment                                                               263,499        245,131        258,107
  Merchandising equipment                                                               446,184        391,980        435,998
  Construction in progress                                                                5,887         18,805         11,038
                                                                                      ----------     ----------     ----------
                                                                                        885,334        812,103        875,029
  Accumulated depreciation
    and amortization                                                                   (465,590)      (426,610)      (454,824)
                                                                                      ----------     ----------     ----------
      Total                                                                           $ 419,744      $ 385,493      $ 420,205
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------


                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION (Continued)


                                                                                       March 31       March 31      December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                             (unaudited)
Other Assets
  Intangible assets, net                                                              $ 262,824      $ 221,191      $ 236,659
  Investments in securities                                                                              5,000
  Deferred income taxes                                                                  28,273         24,824         27,256
  Other                                                                                  28,001         28,190         29,715
                                                                                      ----------     ----------     ----------
    Total                                                                             $ 319,098      $ 279,205      $ 293,630
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------
Short-Term Debt
  Notes payable                                                                       $  62,842      $  41,822      $  52,441
  Long-term debt, current
   maturities                                                                            15,497         15,823         15,550
                                                                                      ----------     ----------     ----------
    Total                                                                             $  78,339      $  57,645      $  67,991
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------

Shareholders' Equity
  Common stock                                                                        $ 145,046      $ 143,030      $ 144,706
  Additional paid-in capital                                                            200,973        150,817        198,212
  Retained earnings                                                                     658,617        513,319        637,147
  Deferred compensation                                                                  (9,791)        (8,198)       (10,998)
  Accumulated other comprehensive
      income:  translation                                                              (47,537)       (37,491)       (29,880)
  Treasury stock                                                                       (258,455)      (216,077)      (248,646)
                                                                                      ----------     ----------     ----------
    Total                                                                             $ 688,853      $ 545,400      $ 690,541
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------


Interest expense was $6,211,000 and $6,414,000 for the first quarter ended March 31, 1999 and 1998, respectively, and $25,012,000 for the year ended December 31, 1998.

Other noncurrent liabilities included income taxes payable of $29 million at March 31, 1999, $30 million at December 31, 1998, and $82 million at March 31, 1998.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income and foreign currency translation which is charged or credited to shareholders' equity.
Comprehensive income for the quarters ended March 31, 1999 and 1998 and the year ended December 31, 1998 was as follows:

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands)                                                                              1999           1998           1998
                                                                                      ----------     ----------     ----------
                                                                                            (unaudited)

Net income                                                                            $  35,038      $  30,588      $ 192,506

Foreign currency translation                                                            (17,657)        (8,548)          (937)
                                                                                      ----------     ----------     ----------
Comprehensive income                                                                  $  17,381      $  22,040      $ 191,569
                                                                                      ----------     ----------     ----------
                                                                                      ----------     ----------     ----------


BUSINESS ACQUISITIONS

In December 1998, the Company acquired selected assets of Brent Chemical Technologies (Brent) of Johannesburg, South Africa. Brent is a leading manufacturer and marketer of cleaning and sanitizing products and services to the food and beverage markets in South Africa. Annual sales of Brent were approximately $5 million.

In February 1999, the Company purchased substantially all of the assets of Blue Coral Systems, a subsidiary of the Pennzoil-Quaker State Company. Blue Coral Systems is a leading marketer of a broad line of branded vehicle cleaning, appearance and specialty products to the commercial vehicle wash industry, with annual sales of approximately $30 million. Pennzoil-Quaker State Company retained all consumer applications for Blue Coral products and provided the Company with exclusive rights to the United States and Canadian commercial markets.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition. The financial results of these businesses were not significant to the Company's consolidated results of operations, financial position and cash flows.

                                   ECOLAB INC.

INCOME PER COMMON SHARE

The computations of the basic and diluted per share amounts for the Company's continuing operations were as follows:

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands, except per share)                                                            1999         1998             1998
                                                                                      --------       --------     ----------
                                                                                            (unaudited)
Income from continuing operations                                                     $ 35,038       $ 30,588       $154,506
                                                                                      --------       --------     ----------
                                                                                      --------       --------     ----------
Weighted-average common shares
  outstanding
       Basic (actual shares outstanding)                                               129,539        128,958        129,157
       Effect of dilutive stock options                                                  5,087          4,976          4,890
                                                                                      --------       --------     ----------
       Diluted                                                                         134,626        133,934        134,047
                                                                                      --------       --------     ----------
                                                                                      --------       --------     ----------
Income from continuing operations
    per common share
        Basic                                                                         $   0.27       $   0.24       $   1.20
        Diluted                                                                       $   0.26       $   0.23       $   1.15


Stock options granted in the first quarter of 1998 for approximately 2.2 million shares were not dilutive and, therefore, were not included in the computation of diluted income per common share amounts.

OPERATING SEGMENTS

The Company's operating segments have generally similar products and services and the Company is organized to manage its operations geographically. The Company's operating segments have been aggregated into three reportable segments.

The "United States Cleaning & Sanitizing" segment provides cleaning and sanitizing products and services to United States markets through its Institutional, Kay, Textile Care, Professional Products, Water Care, Vehicle Care and Food & Beverage operations.

The "United States Other Services" segment includes all other U.S. operations of the Company. This segment provides pest elimination and commercial dishwashing and equipment services through its Pest Elimination, GCS Service and Jackson operations.

The Company's "International Cleaning & Sanitizing" segment provides cleaning and sanitizing product and service offerings to international markets in Asia Pacific, Latin America, Africa and Canada, and also includes the Company's Export operations.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

OPERATING SEGMENTS (CONTINUED)

The Company evaluates the performance of its international operations based on fixed management currency exchange rates. All other accounting policies of the reportable segments are consistent with generally accepted accounting principles and the accounting policies of the Company. The profitability of the Company's operating segments is evaluated by management based on operating income. Intersegment sales and transfers were not significant.

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands)                                                                             1999         1998             1998
                                                                                      --------       --------     ------------
                                                                                            (unaudited)
Net Sales
    United States
       Cleaning & Sanitizing                                                          $336,822       $303,435       $1,296,797
       Other Services                                                                   47,328         29,179          160,063
                                                                                      --------       --------     ------------
       Total                                                                           384,150        332,614        1,456,860
  International Cleaning
       & Sanitizing                                                                    102,759         97,936          419,898
    Effect of Foreign
       Currency Translation                                                              2,395          5,812           11,468
                                                                                      --------       --------     ------------
    Consolidated                                                                      $489,304       $436,362       $1,888,226
                                                                                      --------       --------     ------------
                                                                                      --------       --------     ------------
Operating Income
    United States
       Cleaning & Sanitizing                                                          $ 50,863       $ 44,606       $  218,500
       Other Services                                                                    4,551          2,930           19,084
                                                                                      --------       --------     ------------
       Total                                                                            55,414         47,536          237,584
  International Cleaning
       & Sanitizing                                                                      7,618          6,198           27,478
    Corporate                                                                           (1,099)          (910)          (4,347)
    Effect of Foreign
       Currency Translation                                                                330            896            1,265
                                                                                      --------       --------     ------------
    Consolidated                                                                      $ 62,263       $ 53,720       $  261,980
                                                                                      --------       --------     ------------
                                                                                      --------       --------     ------------


The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rate used by management for 1999.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of Henkel-Ecolab for the quarters ended March 31, 1999 and 1998 and for the year ended December 31, 1998 were:

                                                                                       First Quarter Ended          Year Ended
                                                                                             March 31              December 31
(thousands)                                                                             1999         1998             1998
                                                                                      ---------      --------     ------------
                                                                                            (unaudited)
Joint venture

  Net sales                                                                           $223,185       $199,910       $904,217

  Gross profit                                                                         124,673        112,421        500,107

  Income before income taxes                                                            11,941         12,078         65,946

  Net income                                                                          $  6,913       $  6,774       $ 38,540

Ecolab equity in earnings

  Ecolab equity in
    net income                                                                        $  3,457       $  3,387       $ 19,270

  Ecolab royalty
    income from joint venture,
    net of income taxes                                                                    706          1,084          4,550

  Amortization expense
    for the excess of cost
    over the underlying net
    assets of the joint venture                                                         (2,016)        (1,908)        (7,770)
                                                                                      ---------       --------     ------------
  Equity in earnings of
    Henkel-Ecolab joint venture                                                       $  2,147       $  2,563       $ 16,050
                                                                                      ---------       --------     ------------
                                                                                      ---------       --------     ------------


At March 31, 1999, the Company's investment in the Henkel-Ecolab joint venture included approximately $133 million of unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 1999 and 1998, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, comprehensive income and shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income and cash flows for the year then ended, is fairly presented, in all material respects, in relation to the consolidated balance sheet and statements of income and cash flows from which it has been derived.

                                        /s/ PricewaterhouseCoopers LLP
                                        PRICEWATERHOUSECOOPERS LLP

Saint Paul, Minnesota
April 22, 1999

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 21 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 1999

Consolidated net sales for the first quarter ended March 31, 1999 were $489 million, an increase of 12 percent over net sales of $436 million in the first quarter of last year. Businesses acquired in the first quarter of 1999 and the annualized effect of businesses acquired in 1998 accounted for approximately one-third of the growth in consolidated net sales. Changes in currency translation had a negative effect on sales and decreased the consolidated growth rate by one percentage point. The growth in sales also reflected benefits from new products, competitive gains, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

For the first quarter of 1999, the gross profit margin was 55.0 percent of net sales, a slight decrease from the gross profit margin of 55.1 percent of net sales in the first quarter of last year. The decrease in gross profit margin reflected the lower gross profit margins of businesses acquired, partially offset by the affects of sales of new products and good sales volume growth, particularly in the Company's U.S. core operations. Selling price increases during the first quarter of 1999 were not significant.

Selling, general and administrative expenses were 42.2 percent of consolidated net sales for the first quarter of 1999, a decrease from 42.8 percent of net sales in the comparable quarter of last year. This improvement in the selling, general and administrative expense margin reflected the benefits of tight cost controls, synergies from the integration of businesses acquired and strong sales growth. These benefits were partially offset by investments in the growth and training of the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Net income for the first quarter ended March 31, 1999 totaled $35 million, an increase of 15 percent over net income of $31 million in the first quarter of 1998. On a per share basis, diluted net income per common share was $0.26 for the first quarter of 1999 and increased 13 percent over diluted net income of $0.23 per share in the first quarter of last year. These earnings improvements reflected strong double-digit growth in operating income, which was partially offset by lower equity in earnings of the Henkel-Ecolab joint venture and increases in interest and income tax expenses.

During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131. Pursuant to the new standard, the Company's operating segments were aggregated into three reportable segments: United States Cleaning & Sanitizing operations, United States Other Services, and International Cleaning & Sanitizing operations. The Company evaluates the performance of its International operations based on fixed management rates of currency exchange. Therefore, the International financial information included in this financial discussion is based on translation into U.S. dollars at the fixed currency exchange rates used by management for 1999. Operating segment information for the first quarter of 1998 has been restated to conform to the 1999 presentation.

Sales of the Company's United States Cleaning & Sanitizing operations were $337 million, an increase of 11 percent compared with sales of $303 million in the first quarter of last year. Sales benefited from business acquisitions and double-digit growth in Institutional, Food & Beverage and Kay operations. Business acquisitions accounted for approximately 20 percent of the growth in U.S. Cleaning & Sanitizing sales. Growth also reflected benefits from sales of new products, competitive gains, investments in the sales-and-service force and generally good conditions in the hospitality and lodging industries. Selling price increases during the first quarter of 1999 were not significant. Sales of the Company's Institutional operations increased 12 percent for the first quarter of 1999. Institutional's results included strong double-digit growth in its specialty, housekeeping and Ecotemp programs and good growth in its core warewashing business. Kay's U.S. operations reported sales growth of 11 percent with continued double-digit growth in its food retail services business and good results in sales to its core quickservice customers. Textile Care sales decreased 1 percent for the first quarter of 1999. Textile Care continues to experience pressures from consolidations in the commercial laundry market and a difficult pricing environment. The Company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term. Sales of Professional Products operations were down 3 percent reflecting lower specialty product sales and slow growth in distributor sales and sales to government and education markets. Water Care sales increased 10 percent for the first quarter with good growth in sales to the food and beverage, hospitality and commercial laundry markets. The Company's Food & Beverage

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

operations reported sales growth of 13 percent. Excluding the effects of businesses acquired in 1998, Food & Beverage sales growth was 10 percent for the first quarter of 1999 with good growth in sales of all of its business units. In February 1999, the Company acquired Blue Coral Systems, a leading manufacturer of branded vehicle cleaning, appearance and specialty products to the commercial vehicle wash industry. Blue Coral Systems was combined with the Company's existing vehicle care operations.

For the first quarter ended March 31, 1999, sales of the Company's United States Other Services operations increased 62 percent to $47 million. Excluding the sales of GCS Service, Inc. (GCS) which was acquired in mid-1998, sales of U.S. Other Services increased 15 percent. Pest Elimination sales increased 15 percent for the first quarter with strong sales across all of its business lines. Sales of the Jackson equipment business also increased 15 percent for the first quarter of 1999.

Management rate sales for the Company's International Cleaning & Sanitizing operations were $103 million for the first quarter of 1999, an increase of 5 percent over sales of $98 million in the comparable quarter of last year. The benefits of business acquisitions were offset by the effects of a Gibson business which was sold in 1998. Sales in the Asia Pacific region increased 6 percent for the first quarter and reflected modest growth in Japan and New Zealand, and good growth in Australia. Latin America sales also rose 6 percent for the quarter. Sales in the region included significant double-digit growth in Mexico which more than offset lower sales in Brazil. Sales in Canada increased 5 percent with good growth in sales to both the food and beverage and institutional markets. Africa/Export operations sales increased 8 percent for the first quarter, excluding the effects of business acquisitions.

Operating income of the Company's United States Cleaning & Sanitizing operations was $51 million for the first quarter of 1999, an increase of 14 percent over operating income of $45 million in the first quarter of last year. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 15.1 percent of net sales from 14.7 percent of net sales in the first quarter of 1998. The higher operating income margin reflected a strong performance in the core Institutional and Food and Beverage operations, sales of new products and the benefits of tight cost controls. These benefits more than offset investments which were made in the sales-and-service force.

First quarter 1999 operating income of United States Other Services rose 55 percent to $5 million. Excluding the GCS operations, which were acquired in mid-1998, operating income increased 34 percent and reflected a strong performance by Pest Elimination. The operating income margin for U.S. Other Services decreased to 9.6 percent of net sales from 10.0 percent of net sales in the first quarter of last year, principally due to the addition of GCS.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Operating income of International Cleaning & Sanitizing operations was $8 million for the first quarter, an increase of 23 percent over first quarter 1998 operating income of $6 million. The operating income margin improved to 7.4 percent of net sales in the first quarter of 1999 from 6.3 percent in the comparable period of last year. Significant operating income growth in the Asia Pacific region more than offset lower operating income in Latin America, Canada and in Africa/Export operations. The Company continues to be cautious about near-term growth in Asia Pacific due to the lingering uncertain economic conditions in the region. The recent currency devaluation in Brazil is also expected to slow growth in Latin America during 1999.

The Company's equity in earnings of Henkel-Ecolab were $2.1 million for the first quarter ended March 31, 1999, and decreased 16 percent from $2.6 million of equity in earnings in the first quarter of last year. This decrease reflected only modest improvement in Henkel-Ecolab sales and higher costs related to investments in the sales-and-service force, expenditures for information systems for the year 2000 conversion and Euro conversion costs. Henkel-Ecolab sales, although not consolidated, increased 5 percent when measured in Deutsche marks. Excluding the effects of business acquisitions, sales were up 3 percent and reflected a general slow down in most markets throughout Europe during the first quarter. When measured in U.S. dollars, Henkel-Ecolab's sales increased 12 percent for the first quarter of 1999.

Corporate operating expense was $1 million for the first quarter of 1999 and represented overhead costs directly related to the Henkel-Ecolab joint venture.

Net interest expense totaled $5.8 million for the first quarter, an increase of 6 percent over net interest expense of $5.4 million in the first quarter of 1998. This increase was primarily due to higher debt levels related to business acquisitions.

The provision for income taxes for the first quarter of 1999 reflected an estimated annual effective income tax rate of 41.8 percent, down slightly from the first quarter of 1998 estimated annual effective rate of 42.0 percent. This decrease was principally due to lower anticipated overall effective rates on earnings of international operations for 1999.

YEAR 2000 CONVERSION

The Company has completed its inventory, assessment, renovation and testing of Year 2000 compliance for its critical operating and application systems located at its St. Paul-based headquarters. These include customer-oriented systems such as sales and order processing, billing and collections and associated infrastructure. As a part of this process, the Company remediated or replaced portions of the software and

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

hardware. Some work remains for systems which are not judged mission critical (e.g., internal reporting systems). The Company's plan is to complete and test these remaining non-mission critical systems by the end of September 1999.

Each business unit not on the St. Paul system has completed the inventory and assessment stages of a Year 2000 compliance plan for its critical operating and application systems. At units considered most significant to the Company's overall operations, full renovation, implementation and testing is complete. At remaining units, the activities are on a schedule for completion later in the year. A special Management Year 2000 team oversees this process to ensure that compliance efforts for these units and subsidiaries are consistent with corporate-wide standards.

The Company has completed an assessment of its dispensing and cleaning systems which are at customer locations, for date/time sensitivity. Tests conducted on the dispensing equipment found no date/time issues that would cause disruption in the dispensing of cleaning solutions at customer sites. However, a very small portion of the equipment exhibited time/date sensitivity in the area of consumption and usage reporting. The Company has identified or designed alternatives which it believes will resolve these issues and has begun to modify or retrofit the affected units with the intention of completion by the end of July 1999.

The Company has analyzed its manufacturing and building maintenance operations for date/time sensitivity relative to Year 2000. The Company is modifying its processes or retrofitting equipment to become Year 2000 compliant and intends to complete the process by July 1999.

The Company believes that it will have its own internal systems, ready in all material respects, for the Year 2000 conversion, although it anticipates there will be certain transitional issues which should not be mission-critical. This judgment is subject to certain contingencies and uncertainties which are noted below. The cost of bringing its own operations into Year 2000 compliance is not expected to be material to the Company's results of operations, financial position or liquidity.

Year 2000 failures at key suppliers and vendors could cause supply interruptions. Therefore, the Company has contacted key suppliers and vendors in order to determine the status of their Year 2000 remediation plans. In the Company's experience, its key suppliers and vendors are aware of the Year 2000 issue and represent that they have plans for being compliant on a timely basis. The Company intends to continue to monitor progress and may take further actions to verify the accuracy of vendor and supplier representations. The Company believes it has alternative sources of supply in the event of temporary dislocations.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company is dependent upon its customers for sales and cash flow. Customers' Year 2000 failures could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is wide and diverse and the Company does not, at this point, believe that customers' Year 2000 failures will have a material effect on the Company. The Company will continue to monitor this issue and will consider further actions as may be warranted in the circumstances.

In addition to completing its own remediation plan and assessing the status of key suppliers and customers as described above, the Company has begun the process of developing Year 2000 contingency plans. This will include (i) ensuring that adequate support and field service staff are available and properly positioned to deal with any internal system issues or customer-related problems during the critical January 1, 2000 period; (ii) the creation of liaison plans with key customers; (iii) development of more detailed plans concerning alternate supply sources and (iv) inventory policy, i.e., determining the need for the Company to have on hand extra inventory and to work with customers regarding any requirements on their part to maintain extra inventory.

The Henkel-Ecolab joint venture is conducting its own Year 2000 compliance program.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to manage the risks associated with Year 2000 compliance. However, there can be no assurance that the process can be completed on the timetable described above, that it will be 100 percent effective in identifying all Year 2000 issues, or that the remediation processes for its own operations will be completely effective. The issues related to vendors or suppliers create additional uncertainties because their Year 2000 compliance programs are not within the Company's direct control.

The failure to identify and remediate Year 2000 problems or the failure of key third parties who do business with the Company or governmental/regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Litigation could also ensue. The effect on the Company's results of operations, financial position, or liquidity could be materially adverse. Additional information pertinent to assessing Year 2000 risk is found under the Company's statement entitled "Forward-Looking Statements and Risk Factors" which is contained at the end of this Management Discussion and Analysis of Financial Condition and Operations.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EURO CURRENCY CONVERSION

The Company's principal activities in Europe are not conducted directly. Rather, such activities are conducted through its Henkel-Ecolab joint venture.

On January 1, 1999, 11 of the 15 member countries of the European Monetary Union established fixed conversion rates between their existing currencies and a new currency, the Euro. During a transition period from January 1, 1999 through January 1, 2002, the Euro will replace the national currencies that exist in the participating countries.

The transition to the Euro creates a number of sales, marketing, finance and accounting issues. These issues are being addressed by the management of the Henkel-Ecolab joint venture.

While the Company will continue to evaluate the impact of the Euro introduction over time, based on currently available information and the nature of the Company's exposures, the Company does not, at this time, believe that the transition to the Euro will have a material adverse impact on the Company's results of operations, financial position, or liquidity.

FINANCIAL POSITION AND LIQUIDITY

Total assets were $1.5 billion at March 31, 1999, an increase of 3 percent over total assets at year-end 1998 and up 9 percent over total assets as of the end of the first quarter of last year. Accounts receivable at March 31, 1999 reflected exceptionally strong sales during the month of March 1999. The increases in March 31, 1999 other assets over prior periods was principally due to business acquisitions.

Total debt was $326 million at March 31, 1999, up slightly from total debt of $295 million at year-end 1998 and $306 million at March 31, 1998. These increases in total debt were principally due to business acquisitions. The ratio of total debt to capitalization was 32 percent at March 31, 1999, compared with 30 percent at year-end 1998 and 36 percent at the end of the first quarter of 1998. The improvement in the total debt to capitalization ratio from March 31, 1998 was principally due to increased shareholders' equity which resulted from strong earnings performance and the 1998 gain from discontinued operations.

Other noncurrent liabilities decreased to $66 million at March 31, 1999 from $68 million at year-end 1998, and $120 million at March 31, 1998. During the third quarter of 1998, the Company resolved a tax issue related to the disposal of a business in 1992. As a result, the Company reduced its noncurrent liabilities through the payment of income taxes of approximately $39 million and the recognition of a gain from discontinued operations of $38 million.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cash provided by operating activities totaled $45 million, an increase of 14 percent over $40 million in the first quarter of last year. Operating cash flows for 1999 reflected strong earnings performance and the additional cash flows from businesses acquired.

The Company reacquired 253,000 shares of its common stock during the first quarter of 1999 under its two authorized share repurchase programs. The Company maintains a share repurchase program which is intended to offset the dilutive effect of shares issued for employee benefit plans. The Company also reacquires shares for general corporate purposes under a separate program established in 1995. At March 31, 1999, there were approximately 3.5 million shares remaining to be purchased under this program. The Company anticipates that it will continue to periodically reacquire shares under its share repurchase programs.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the Company which may include anticipated financial performance, business prospects, prospects for international growth and international currency and economic conditions, investments in the sales-and-service force, Year 2000 issues, Euro conversion, continuation of share repurchases, and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undo reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of Year 2000 computer software issues (described under the heading "Year 2000 Conversion" beginning on page 17); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacturer, storage, distribution and labeling of the Company's products and
(iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or manmade disasters and (iii) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission.

In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

The Year 2000 issue is the result of computer programs having date sensitive software which may recognize a date using 00 as the year 1900 rather than the Year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and any financial chains. Accordingly, the failure to resolve Year 2000 issues could have a material impact on the Company. The Company has put in place plans and processes (see "Year 2000 Conversion" on page 17 hereof) which it believes will be sufficient to evaluate and manage risk associated with Year 2000 issues. However, estimates of Year 2000 costs, time schedules and the Company's belief that it can successfully resolve Year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and, in particular, uncertainties surrounding the ability of suppliers, vendors and customers to resolve their Year 2000 issues since their Year 2000 conversion processes are not within the Company's control. The ability of governmental agencies to resolve Year 2000 issues is an additional risk and uncertainty.

                           PART II. OTHER INFORMATION

Item 5(d) RECENT SALES OF UNREGISTERED SECURITIES

          On January 9, 1999, the Company sold 5,000 shares of Common Stock to Mr. Oscar Robertson pursuant to the exercise of a Non-Statutory Stock Option granted to Mr. Robertson on February 24, 1996 while he was the president of a private corporation in which the Company had an equity interest. The aggregate purchase price paid to the Company by Mr. Robertson was $78,437.50. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  The following documents are filed as exhibits to this report:

               (15) Letter regarding unaudited interim financial information.

               (27) Financial Data Schedule.

          (b)  Reports on Form 8-K:

               The Company filed on March 25, 1999, a Current Report on Form 8-K to amend the Company's Form S-8 registration statements filed pursuant to the Securities Act of 1933 in order to obtain the benefits provided by Section 11(b)(3)(C) of the Securities Act of 1933.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECOLAB INC.

Date:   May 12, 1999               By:/s/Michael E. Shannon
                                      --------------------------
                                      Michael E. Shannon
                                      Chairman of the Board, Chief
                                      Financial and Administrative
                                      Officer (duly authorized
                                      officer and Principal
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
