Form 10-Q
period 1999-06-30
ECOLAB INC
filed 1999-08-11
CIK 31462

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1999

                                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

Commission File No.   1-9328
                    -----------

                                  ECOLAB INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      41-0231510
-------------------------------                   --------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

        ECOLAB CENTER, 370 WABASHA STREET N., ST. PAUL, MINNESOTA 55102
        ---------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 651-293-2233
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                               (NOT APPLICABLE)
       ---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No
   -------        -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999.

129,470,123 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                  ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                 Second Quarter Ended
                                                                       June 30
(thousands, except per share)                                 1999                  1998
                                                            --------              --------
                                                                     (unaudited)

Net Sales                                                   $520,416              $468,460

Cost of Sales                                                234,725               210,116
Selling, General
  and Administrative Expenses                                213,949               194,604
                                                            --------              --------

Operating Income                                              71,742                63,740

Interest Expense, Net                                          6,209                 5,400
                                                            --------              --------

Income Before Income Taxes and Equity
  in Earnings of Henkel-Ecolab Joint Venture                  65,533                58,340

Provision for Income Taxes                                    26,905                24,475

Equity in Earnings of
  Henkel-Ecolab Joint Venture                                  4,756                 3,824
                                                            --------              --------

Net Income                                                  $ 43,384              $ 37,689
                                                            --------              --------
                                                            --------              --------

Net Income Per Common Share
     Basic                                                  $   0.33              $   0.29
     Diluted                                                $   0.32              $   0.28

Dividends Per Common Share                                  $  0.105              $  0.095

Weighted-Average Common Shares
 Outstanding
     Basic                                                   129,596               128,667
     Diluted                                                 134,666               133,803


See notes to consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                                      Six Months Ended                  Year Ended
                                                                           June 30                      December 31
(thousands, except per share)                                     1999                 1998                1998
                                                               ----------            --------           ----------
                                                                      (unaudited)
Net Sales                                                      $1,009,720            $904,822           $1,888,226

Cost of Sales                                                     455,150             406,025              851,173
Selling, General
  and Administrative Expenses                                     420,565             381,337              775,073
                                                               ----------            --------           ----------

Operating Income                                                  134,005             117,460              261,980

Interest Expense, Net                                              11,959              10,806               21,742
                                                               ----------            --------           ----------

Income From Continuing Operations
  Before Income Taxes and Equity
  in Earnings of Henkel-Ecolab
  Joint Venture                                                   122,046             106,654              240,238

Provision for Income Taxes                                         50,527              44,764              101,782

Equity in Earnings of
  Henkel-Ecolab Joint Venture                                       6,903               6,387               16,050
                                                               ----------            --------           ----------

Income From Continuing Operations                                  78,422              68,277              154,506

Gain From Discontinued Operations                                                                           38,000
                                                               ----------            --------           ----------
Net Income                                                     $   78,422            $ 68,277           $  192,506
                                                               ----------            --------           ----------
                                                               ----------            --------           ----------

Basic Income Per Common Share
  Income From Continuing Operations                            $     0.61            $   0.53           $     1.20
  Gain From Discontinued Operations                                                                           0.29
  Net Income                                                   $     0.61            $   0.53           $     1.49

Diluted Income Per Common Share
  Income From Continuing Operations                            $     0.58            $   0.51           $     1.15
  Gain From Discontinued Operations                                                                           0.28
  Net Income                                                   $     0.58            $   0.51           $     1.44

Dividends Per Common Share                                     $     0.21            $   0.19           $     0.39

Weighted-Average Common Shares
 Outstanding
  Basic                                                           129,567             128,813              129,157
  Diluted                                                         134,653             133,871              134,047


See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET

                                                            June 30               June 30                December 31
(thousands)                                                   1999                  1998                     1998
                                                           ----------            ----------               ----------
                                                                     (unaudited)
ASSETS

Cash and cash equivalents                                  $   29,915            $   27,242               $   28,425

Accounts receivable, net                                      300,717               247,783                  246,695

Inventories                                                   170,983               153,275                  165,627

Deferred income taxes                                          35,710                35,175                   36,256

Other current assets                                           17,474                35,794                   26,511
                                                           ----------            ----------               ----------

Current Assets                                                554,799               499,269                  503,514


Property, Plant and
  Equipment, Net                                              431,532               396,458                  420,205

Investment in Henkel-Ecolab
  Joint Venture                                               218,984               233,903                  253,646

Other Assets                                                  329,406               269,181                  293,630
                                                           ----------            ----------               ----------

Total Assets                                               $1,534,721            $1,398,811               $1,470,995
                                                           ----------            ----------               ----------
                                                           ----------            ----------               ----------


See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (Continued)

                                                              June 30               June 30               December 31
(thousands, except per share)                                  1999                  1998                    1998
                                                            ----------            ----------              ----------
                                                                       (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term debt                                            $   91,669            $   88,789               $   67,991

Accounts payable                                              128,689               116,684                  124,646

Compensation and benefits                                      69,757                66,478                   79,431

Income taxes                                                                          8,973                      244

Other current liabilities                                     136,758               131,836                  127,479
                                                           ----------            ----------               ----------

Current Liabilities                                           426,873               412,760                  399,791

Long-Term Debt                                                237,573               240,382                  227,041

Postretirement Health Care
  and Pension Benefits                                        100,848                88,856                   85,793

Other Liabilities                                              60,751                89,705                   67,829

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:
  June 30, 1999 - 129,522;
  June 30, 1998 - 128,650;
  December 31, 1998 - 129,479)                                708,676               567,108                  690,541
                                                           ----------            ----------               ----------

Total Liabilities and
  Shareholders' Equity                                     $1,534,721            $1,398,811               $1,470,995
                                                           ----------            ----------               ----------
                                                           ----------            ----------               ----------


See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           Six Months Ended              Year Ended
                                                                                June 30                  December 31
(thousands)                                                               1999             1998              1998
                                                                       ---------         --------        -----------
                                                                               (unaudited)
OPERATING ACTIVITIES

Net income                                                             $ 78,422          $ 68,277           $192,506
Less:  gain from
 discontinued operations                                                                                      38,000
                                                                       --------          --------           --------
Income from continuing operations                                        78,422            68,277            154,506

Adjustments to reconcile income
 from continuing operations
 to cash provided by continuing
 operations:
  Depreciation                                                           53,574            47,575             99,276
  Amortization                                                           12,016            10,965             22,695
  Deferred income taxes                                                    (732)             (318)            (2,012)
  Equity in earnings of
    Henkel-Ecolab joint venture                                          (6,903)           (6,387)           (16,050)
  Joint venture royalties
    and dividends                                                        19,135             7,241             10,451
  Other, net                                                                (60)              766              1,526
  Changes in operating assets
   and liabilities:
    Accounts receivable                                                 (47,074)           (3,670)             1,352
    Inventories                                                          (4,834)             (607)           (11,667)
    Other assets                                                        (12,534)           (4,304)            (7,631)
    Accounts payable                                                      2,250           (14,016)            (7,794)
    Other liabilities                                                     8,516            (4,659)            29,877
                                                                       --------          --------           --------

Cash provided by continuing
  operations                                                            101,776           100,863            274,529

Cash used for discontinued
  operations                                                                              (30,200)           (38,887)
                                                                       --------          --------           --------

Cash provided by operating
  activities                                                           $101,776          $ 70,663           $235,642
                                                                       --------          --------           --------
                                                                       --------          --------           --------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                                      Six Months Ended                  Year Ended
                                                                          June 30                       December 31
(thousands)                                                       1999               1998                   1998
                                                                --------           -------              -----------
                                                                        (unaudited)
INVESTING ACTIVITIES

Capital expenditures                                            $(64,043)          $(68,172)           $(147,631)
Property disposals                                                 1,423              1,571                7,060
Businesses acquired                                              (39,118)           (27,766)             (40,206)
Sale of Gibson businesses
  and assets                                                       8,801                                  14,226
Other, net                                                           (57)             4,861                4,766
                                                                --------           --------            ---------
Cash used for investing activities                               (92,994)           (89,506)            (161,785)
                                                                --------           --------            ---------

FINANCING ACTIVITIES

Notes payable                                                     23,223             39,543               24,820
Long-term debt borrowings                                         58,895             16,940              117,740
Long-term debt repayments                                        (51,153)           (22,540)            (151,143)
Reacquired shares                                                (21,406)           (26,281)             (52,984)
Cash dividends on common stock                                   (27,171)           (24,491)             (49,000)
Other, net                                                        10,383              3,323                5,679
                                                                --------           --------            ---------
Cash used for financing activities                                (7,229)           (13,506)            (104,888)
                                                                --------           --------            ---------

Effect of exchange rate
  changes on cash                                                    (63)            (1,578)              (1,713)
                                                                --------           --------            ---------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 1,490            (33,927)             (32,744)

Cash and Cash Equivalents,
  at beginning of period                                          28,425             61,169               61,169
                                                                --------           --------            ---------

Cash and Cash Equivalents,
  at end of period                                              $ 29,915           $ 27,242            $  28,425
                                                                --------           --------            ---------
                                                                --------           --------            ---------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                     ECOLAB INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the second quarter and the six months ended June 30, 1999 and 1998, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods.
These adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998 and the related consolidated statements of income and cash flows for the year then ended were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed a limited review of the interim financial information included herein. Their report on such review accompanies this filing.

BALANCE SHEET INFORMATION

                                                                  June 30            June 30                December 31
(thousands)                                                         1999               1998                    1998
                                                                  --------           --------                --------
                                                                          (unaudited)
Accounts Receivable, Net
    Accounts receivable                                           $313,966           $259,420                $259,588
    Allowance for doubtful accounts                                (13,249)           (11,637)                (12,893)
                                                                  --------           --------                --------
      Total                                                       $300,717           $247,783                $246,695
                                                                  --------           --------                --------
                                                                  --------           --------                --------

Inventories
    Finished goods                                                $ 80,147           $ 62,793                $ 73,983
    Raw materials and parts                                         92,897             93,287                  93,862
    Excess of fifo cost over lifo cost                              (2,061)            (2,805)                 (2,218)
                                                                  --------           --------                --------
      Total                                                       $170,983           $153,275                $165,627
                                                                  --------           --------                --------
                                                                  --------           --------                --------

Property, Plant and Equipment, Net
  Land                                                            $ 12,197           $ 11,980                $ 12,584
  Buildings and leaseholds                                         159,164            148,478                 157,302
  Machinery and equipment                                          269,216            250,662                 258,107
  Merchandising equipment                                          463,626            405,995                 435,998
  Construction in progress                                          10,153             16,248                  11,038
                                                                  --------           --------                --------
                                                                   914,356            833,363                 875,029
  Accumulated depreciation
    and amortization                                              (482,824)          (436,905)               (454,824)
                                                                  --------           --------                --------
      Total                                                       $431,532           $396,458                $420,205
                                                                  --------           --------                --------
                                                                  --------           --------                --------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

BALANCE SHEET INFORMATION (Continued)


                                                                  June 30             June 30              December 31
(thousands)                                                         1999               1998                   1998
                                                                  --------           --------              -----------
                                                                          (unaudited)
Other Assets
  Intangible assets, net                                          $261,869           $214,864              $236,659
  Deferred income taxes                                             27,985             25,237                27,256
  Other                                                             39,552             29,080                29,715
                                                                  --------           --------              --------
    Total                                                         $329,406           $269,181              $293,630
                                                                  --------           --------              --------
                                                                  --------           --------              --------

Short-Term Debt
  Notes payable                                                   $ 76,485           $ 73,014              $ 52,441
  Long-term debt, current
   maturities                                                       15,184             15,775                15,550
                                                                  --------           --------              --------
    Total                                                         $ 91,669           $ 88,789              $ 67,991
                                                                  --------           --------              --------
                                                                  --------           --------              --------

Shareholders' Equity
  Common stock                                                    $145,307           $143,210              $144,706
  Additional paid-in capital                                       208,197            155,457               198,212
  Retained earnings                                                688,386            538,796               637,147
  Deferred compensation                                             (8,638)            (7,235)              (10,998)
  Accumulated other comprehensive
     income:  translation                                          (54,159)           (39,691)              (29,880)
  Treasury stock                                                  (270,417)          (223,429)             (248,646)
                                                                  --------           --------              --------
    Total                                                         $708,676           $567,108              $690,541
                                                                  --------           --------              --------
                                                                  --------           --------              --------


Interest expense related to all debt was $12,923,000 and $12,581,000 for the six months ended June 30, 1999 and 1998, respectively, and $25,012,000 for the year ended December 31, 1998.

Other noncurrent liabilities included income taxes payable of $24 million at June 30, 1999, $30 million at December 31, 1998, and $52 million at June 30, 1998.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income and foreign currency translation that is charged or credited to shareholders' equity.
Comprehensive income for the second quarter and six months ended June 30, 1999 and 1998 and the year ended December 31, 1998, was as follows:

                                               Second Quarter                      Six Months                  Year
                                                   Ended                             Ended                    Ended
                                                  June 30                           June 30                 December 31
(thousands)                                 1999            1998              1999            1998             1998
                                          -------         -------           -------         -------         -----------
                                                (unaudited)                       (unaudited)
Net income                                $43,384         $37,689           $78,422         $68,277         $192,506

Change in cumulative
   translation                             (6,622)         (2,200)          (24,279)        (10,748)            (937)
                                          -------         -------           -------         -------         --------

Comprehensive income                      $36,762         $35,489           $54,143         $57,529         $191,569
                                          -------         -------           -------         -------         --------
                                          -------         -------           -------         -------         --------


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

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. The financial results of these businesses were not significant to the Company's consolidated results of operations, financial position and cash flows for any of the periods presented.

                                    ECOLAB INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

INCOME PER COMMON SHARE

The computations of the basic and diluted per share amounts for the company's continuing operations were as follows:

                                               Second Quarter                      Six Months                  Year
                                                   Ended                             Ended                    Ended
 (thousands,                                      June 30                           June 30                December 31
 except per share)                          1999            1998              1999            1998             1998
                                          -------         -------           -------         -------        -----------
                                                (unaudited)                       (unaudited)
Income from
 continuing operations                    $43,384         $37,689           $78,422         $68,277         $154,506
                                          -------         -------           -------         -------         --------
                                          -------         -------           -------         -------         --------

Weighted-average common
 shares outstanding
      Basic (actual
        shares outstanding)               129,596         128,667           129,567         128,813          129,157
      Effect of dilutive
        stock options                       5,070           5,136             5,086           5,058            4,890
                                          -------         -------           -------         -------         --------
      Diluted                             134,666         133,803           134,653         133,871          134,047
                                          -------         -------           -------         -------         --------
                                          -------         -------           -------         -------         --------

Income from continuing
 operations per
 common share
      Basic                               $  0.33         $  0.29           $  0.61         $  0.53         $   1.20
      Diluted                             $  0.32         $  0.28           $  0.58         $  0.51         $   1.15


Stock options granted in the first quarter of 1998 for approximately 2.2 million shares were not dilutive and, therefore, were not included in the computations of diluted income per share amounts.

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

                                           Second Quarter Ended                  Six Months Ended              Year Ended
                                                 June 30                             June 30                   December 31
(thousands)                                1999           1998                1999              1998              1998
                                         --------       --------            --------          -------          -----------
                                               (unaudited)                         (unaudited)
Net Sales
   United States
     Cleaning & Sanitizing               $358,272       $324,347           $  695,094         $627,782         $1,296,797
     Other Services                        53,313         34,907              100,641           64,086            160,063
                                         --------       --------           ----------         --------         ----------
     Total                                411,585        359,254              795,735          691,868          1,456,860
   International Cleaning
     and Sanitizing                       108,279        105,137              211,038          203,073            419,898
   Effect of Foreign
     Currency Translation                     552          4,069                2,947            9,881             11,468
                                         --------       --------           ----------         --------         ----------
   Consolidated                          $520,416       $468,460           $1,009,720         $904,822         $1,888,226
                                         --------       --------           ----------         --------         ----------
                                         --------       --------           ----------         --------         ----------

Operating Income
   United States
     Cleaning & Sanitizing               $ 57,558       $ 52,644           $  108,421         $ 97,250         $  218,500
     Other Services                         6,149          4,725               10,700            7,655             19,084
                                         --------       --------           ----------         --------         ----------
     Total                                 63,707         57,369              119,121          104,905            237,584
   International Cleaning
     and Sanitizing                         9,160          7,380               16,778           13,578             27,478
   Corporate                               (1,234)        (1,479)              (2,333)          (2,389)            (4,347)
   Effect of Foreign
     Currency Translation                     109            470                  439            1,366              1,265
                                         --------       --------           ----------         --------         ----------
   Consolidated                          $ 71,742       $ 63,740           $  134,005         $117,460         $  261,980
                                         --------       --------           ----------         --------         ----------
                                         --------       --------           ----------         --------         ----------

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rate used by management for 1999.

                                     ECOLAB INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of Henkel-Ecolab for the second quarter and six months ended June 30, 1999 and 1998 and for the year ended December 31, 1998 were:

                                            Second Quarter Ended                 Six Months Ended             Year Ended
                                                  June 30                            June 30                  December 31
(thousands)                                1999             1998              1999             1998              1998
                                         --------         --------          --------         -------          -----------
                                                (unaudited)                        (unaudited)
Henkel-Ecolab joint venture

  Net sales                              $234,676         $223,498          $457,861        $423,408            $904,217

  Gross profit                            132,058          122,629           256,731         235,050             500,107

  Income before
   income taxes                            20,950           16,208            32,891          28,286              65,946

  Net income                             $ 12,114         $  9,224          $ 19,027        $ 15,998            $ 38,540


Ecolab equity in earnings

  Ecolab equity in
    net income                           $  6,057         $  4,612          $  9,514        $  7,999            $ 19,270

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                              586            1,112             1,292           2,196               4,550

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                                (1,887)          (1,900)           (3,903)         (3,808)             (7,770)
                                         --------         --------          --------        --------            --------
  Equity in earnings of
    Henkel-Ecolab
    joint venture                        $  4,756         $  3,824          $  6,903        $  6,387            $ 16,050
                                         --------         --------          --------        --------            --------
                                         --------         --------          --------        --------            --------


At June 30, 1999, the Company's investment in the Henkel-Ecolab joint venture included approximately $125 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 1999 and 1998, and the related consolidated statements of income for the three and six-month periods ended June 30, 1999 and 1998, and the consolidated statement of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

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

Saint Paul, Minnesota
July 22, 1999

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 24 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999

Consolidated net sales for the second quarter ended June 30, 1999 were $520 million, an increase of 11 percent over net sales of $468 million in the second quarter of last year. For the first six months of 1999, net sales increased 12 percent to just over $1 billion from $905 million in the comparable period of 1998. Businesses acquired in 1999 and the annualized effect of businesses acquired in 1998 accounted for approximately one-half of the growth in consolidated net sales in both the second quarter and six-month periods. Changes in currency translation had a negative effect on sales growth and decreased the consolidated growth rate by approximately one percentage point in each of the reporting periods. The growth in sales also reflected benefits from new products, competitive gains, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

The gross profit margin for the second quarter of 1999 was 54.9 percent of net sales, down slightly compared with the second quarter 1998 gross profit margin of 55.1 percent of net sales. For the six-month periods, the gross profit margins were also 54.9 percent in 1999 and 55.1 percent in 1998.
These modest decreases in gross profit margins reflected the lower gross profit margins of businesses acquired, partially offset by the effects of sales of new products and good sales volume growth, particularly in the Company's U.S. core operations. Selling price increases during the first six months of 1999 were not significant.

Selling, general and administrative expenses represented 41.1 percent of net sales in the second quarter of 1999, a decrease from 41.5 percent of net sales in the second quarter of last year. For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 41.7 percent in 1999 from 42.1 percent in 1998. These improvements in selling, general and administrative expenses reflected synergies from the effects of

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999 (continued)

businesses acquired, the benefits of tight cost controls and strong sales growth. These benefits were partially offset by investments in the growth and training of the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

Net income totaled $43 million for the second quarter of 1999, an increase of 15 percent over net income of $38 million in the second quarter of last year. On a per share basis, diluted net income per share increased 14 percent to $0.32 from $0.28 in the second quarter of 1998. For the first six months of 1999, net income was $78 million and increased 15 percent over net income of $68 million in the comparable period of last year. Diluted net income per share increased 14 percent to $0.58 for the six-months ended June 30, 1999 from $0.51 for the first six-months of last year. These earnings improvements reflected double-digit growth in operating income, principally due to the strong performances of the Company's U.S. core and Asia-Pacific operations, and higher equity in earnings of the Henkel-Ecolab joint venture. Earnings were negatively affected by increased interest expense compared with the second quarter and six-month periods of last year.

During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131. Pursuant to this standard, the Company's operating segments were aggregated into three reportable segments: United States Cleaning & Sanitizing operations, United States Other Services, and International Cleaning & Sanitizing operations. The Company evaluates the performance of its International operations based on fixed management rates of currency exchange. Therefore, the International financial information included in this financial discussion is based on translation into U.S. dollars at the fixed currency exchange rates used by management for 1999. Operating segment information for the second quarter and first six-months of 1998 have been restated to conform to the 1999 presentation.

Sales of the Company's United States Cleaning & Sanitizing operations totaled $358 million for the second quarter of 1999, an increase of 10 percent over net sales of $324 million in the second quarter of last year. United States Cleaning & Sanitizing sales were $695 million for the first six-months of 1999, up 11 percent over net sales of $628 million in the comparable period of last year. Sales benefited from business acquisitions and strong performances of the core Institutional and Food & Beverage operations. Business acquisitions accounted for approximately one-fourth of the growth in sales during each of the reporting periods. Sales growth also reflected benefits from sales of new products, competitive gains, investments in the sales-and-service force and generally good conditions in the hospitality and lodging industries. Selling price increases during

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999 (continued)

the first six months of 1999 were not significant. Sales of the Company's Institutional operations increased 9 percent for the second quarter and 10 percent for the first six months of 1999. Institutional's Ecotemp, specialty and housekeeping programs continued to grow at double-digit rates, supported by solid growth in the core warewashing business. Kay's U.S. operations reported growth of 7 percent for the second quarter and 9 percent for the six-month period reflecting double-digit growth in its food retail services business and good results in sales to its core quickservice customers. Textile Care sales increased 6 percent for the second quarter and 2 percent for the first six months of 1999. Although Textile Care's sales benefited from new customer business, the business continues to experience pressures from consolidation in the commercial laundry market and a difficult pricing environment. The Company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term. Sales of the Company's Professional Products operations decreased during each of the reporting periods; 6 percent for the second quarter of 1999 and 4 percent for the six-month period. These sales declines reflected poor distributor sales and sales to the government and education markets, partially offset by growth in sales to corporate accounts. Water Care sales increased 2 percent for the second quarter and 6 percent for the six-month period and reflected good new customer business. The Company's Food & Beverage operations reported sales growth of 12 percent for both the second quarter and six-month periods. Excluding the effects of businesses acquired in 1998, Food & Beverage sales growth was 8 percent for the second quarter and 9 percent for the first six-months of 1999 with good growth in sales to all of its business units.
In February 1999, the Company acquired Blue Coral Systems, a leading manufacturer of branded vehicle cleaning, appearance and specialty products to the commercial vehicle wash industry. Blue Coral Systems was combined with the Company's existing vehicle care operations.

Sales of the Company's United States Other Services operations totaled $53 million in the second quarter and $101 million in the first six-months of 1999. Excluding the sales of GCS Service, Inc. (GCS) which was acquired in mid-1998, sales of U.S. Other Services increased 12 percent for the second quarter of 1999 and 14 percent for the six-month period. Pest Elimination reported sales growth of 13 percent for the second quarter and 14 percent for the six-months with significant new customer business and a broader line of service offerings. Sales of the Jackson equipment business increased 10 percent for the second quarter and 12 percent for the first six-months of 1999.

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999 (continued)

Management rate sales for the Company's International Cleaning & Sanitizing operations were $108 million for the second quarter ended June 30, 1999, an increase of 3 percent over sales of $105 million in the second quarter of last year. For the first six-months of 1999, sales increased 4 percent to $211 million from $203 million during the comparable period of last year. The benefits of business acquisitions were more than offset by the negative effects of a Gibson business which was sold. Excluding these business changes, International Cleaning & Sanitizing sales increased 5 percent for each of the 1999 reporting periods. Sales in the Asia Pacific region increased 3 percent for second quarter and 4 percent for the six-month period, and included flat results in Japan and good growth in all other regions. Latin America sales increased 4 percent for the second quarter and 5 percent for the first six-months of 1999. Sales in the region included significant double-digit growth in Mexico and Central America which more than offset lower sales in Brazil. Sales in Canada increased 7 percent for the second quarter of 1999 and 6 percent for the six-month period with good growth in sales to both the Food & Beverage and Institutional markets. Excluding the effects of business acquisitions, sales of Africa/Export operations increased by 1 percent in the second quarter and 5 percent for the first six-months of 1999.

Operating income of the Company's United States Cleaning & Sanitizing operations totaled $58 million for the second quarter of 1999, up 9 percent over operating income of $53 million in the second quarter of last year. For the first six-months of 1999, operating income was $108 million, an increase of 11 percent over operating income of $97 million in the comparable period of last year. Operating income reflected particularly good growth in the core Institutional and Food & Beverage operations, which more than offset lower operating income of Professional Products. Operating income margins declined from 16.2 percent of net sales in the second quarter of last year to 16.1 percent in the second quarter of 1999 and increased slightly for the six-month period from 15.5 percent of net sales in 1998 to 15.6 percent in 1999. The effects of the lower margins of businesses acquired, poor results of Professional Products and investments in the sales-and-service force generally offset the benefits of the strong core operations performance, sales of new products and tight cost controls.

Second quarter 1999 operating income of United States Other Services was $6 million, an increase of 30 percent over the second quarter of last year. For the six-month period, operating income was $11 million, up 40 percent. Excluding GCS operations which were acquired in mid-1998, operating income of U.S. Other Services rose over 25 percent in each of the reporting periods reflecting double-digit performances by both the Pest Elimination and Jackson businesses.

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999 (continued)

Operating income margins decreased to 11.5 percent of net sales in 1999 from
13.5 percent for the second quarter of 1998 and decreased to 10.6 percent of net sales in 1999 from 11.9 percent for the first six months of 1998. These decreases reflected the addition of the lower margin GCS business.

Operating income of International Cleaning & Sanitizing operations totaled $9 million for the second quarter of 1999 and increased 24 percent over operating income of $7 million in the second quarter of last year. For the first six months of 1999, operating income was $17 million, also an increase of 24 percent over the comparable period of last year. Operating income margins improved to 8.5 percent of net sales in the second quarter of 1999 from 7.0 percent in 1998 and to 8.0 percent of net sales for the first six months of 1999 from 6.7 percent during the first six-months of last year. Significant double-digit operating income growth and good margin improvement in Asia-Pacific and Africa/Export operations more than offset lower operating income in Latin America. The Company continues to be cautious about near term growth in Asia Pacific due to the lingering uncertain economic conditions in the region. The recent currency devaluation in Brazil is also expected to slow growth in Latin America during 1999.

For the second quarter of 1999, the Company's equity in earnings of the Henkel-Ecolab joint venture was $4.8 million, an increase of 24 percent over equity earnings of $3.8 million in the second quarter of last year. For the six-month period, the Company's equity in earnings of Henkel-Ecolab was $6.9 million, up 8 percent over equity earnings of $6.4 million last year. Earnings of Henkel-Ecolab reflected strong sales, improved European economies and the effects of tight cost controls which more than offset investments in the sales-and-service force and expenses related to the year 2000 and Euro conversions. Henkel-Ecolab sales, although not consolidated, increased 7 percent for the second quarter and 6 percent for the first six-months of 1999 on a fixed management rate basis of currency exchange.

Corporate operating expense was $1 million in the second quarter and $2 million in the first six-months of 1999 and represented overhead costs directly related to the Henkel-Ecolab joint venture.

Net interest expense totaled $6 million in the second quarter of 1999, up 15 percent over the second quarter of last year and was $12 million for the six-month period, an increase of 11 percent over the comparable period of 1998. These increases were primarily due to higher debt levels to finance business acquisitions.

For the first six-months of 1999, the provision for income taxes reflected an estimated annual effective income tax rate of 41.4 percent, down slightly from last year's six-month estimated annual

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 1999 (continued)

effective rate of 42.0 percent. The estimated annual effective income tax rate was changed during the second quarter of 1999 and, therefore, the effective rate for the second quarter was a lower 41.1 percent compared to the second quarter of 1998 rate of 42.0 percent. These decreases were principally due to lower anticipated overall effective rates on earnings of International operations for 1999.

YEAR 2000 READINESS

The Year 2000 issue relates to problems caused by computer programs having date-sensitive software which may recognize a date using 00 as the year 1900 rather than the year 2000. Included within the Year 2000 problem is the risk that date-sensitive software may not recognize 2000 as a "leap year" - an issue which would occur on February 29, 2000. The Company's Year 2000 readiness program is intended to identify, evaluate and address Company's exposure to both of these issues.

The Company has completed its inventory, assessment, renovation and testing of Year 2000 compliance for its critical operating and application systems located at its St. Paul-based headquarters. These include the primary systems which interface with customers such as sales and order processing, billing and collections and associated infrastructure. As a part of this process, the Company remediated or replaced portions of the software and hardware. Some work remains for systems which are not judged mission critical (e.g., internal systems). The Company's plan is to complete and test these remaining non-mission critical systems by the end of September 1999.

Each business unit not on the St. Paul system has completed the inventory and assessment stages of a Year 2000 compliance plan for its critical operating and application systems. At units considered most significant to the Company's overall operations, full renovation, implementation and testing is complete. At remaining units, the activities are on a schedule for a September 1999 completion. A special Management Year 2000 team oversees this process to ensure that compliance efforts for these units and subsidiaries are consistent with corporate-wide standards.

The Company has completed an assessment of its dispensing and cleaning systems which are at active customer locations, for date/time sensitivity. Tests conducted on the dispensing equipment found no date/time issues that would cause disruption in the dispensing of cleaning solutions at customer sites. However, a very small portion of the equipment exhibited time/date sensitivity in the area of consumption and usage reporting. The Company has identified, designed and tested alternatives. The process of modification and retrofitting, including testing, is substantially complete with a goal of full renovation by the end of August 1999.

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 READINESS (continued)

The Company has analyzed its manufacturing and building maintenance operations for date/time sensitivity relative to Year 2000. The Company is modifying its processes or is retrofitting equipment to become Year 2000 compliant. The Company is substantially complete in this process with a goal of September 1999 completion.

The Company believes that it will have its own internal systems ready in all material respects for the Year 2000 conversion, although it anticipates there will be certain transitional issues which should not be mission-critical. This judgment is subject to certain contingencies and uncertainties which are noted below. The cost of bringing its own operations into Year 2000 compliance is not expected to be material to the Company's results of operations, financial position or liquidity.

The Company is aware that Year 2000 failures at key suppliers and vendors could cause supply interruptions. Therefore, the Company has contacted key suppliers and vendors (including common carriers) in order to determine the status of their Year 2000 remediation plans. In the Company's experience, its key suppliers and vendors are aware of the Year 2000 issue and represent that they have plans for being compliant on a timely basis. The Company intends to continue to monitor progress and will take further actions to verify the accuracy of vendor and supplier representations. The Company believes it has alternative sources of supply in the event of temporary dislocations.

The Company is dependent upon its customers for sales and cash flow. Customers' Year 2000 failures could result in reduced sales, increased inventory or receivable levels and cash flow reductions. While these events are possible, the Company's customer base is wide and diverse and the Company does not, at this point, believe that customers' Year 2000 failures will have a material effect on the Company. The Company continues to monitor this issue and will consider further actions as may be warranted in the circumstances.

In addition to completing its own remediation plan and assessing the status of key suppliers and customers as described above, the Company is developing Year 2000 contingency plans. This includes (i) ensuring that dedicated support and field service staff are available and properly positioned to deal with any internal system issues or customer-related problems during the critical Year 2000 periods (i.e., January 1 and February 29); (ii) the creation of liaison plans with key customers; (iii) ensuring that adequate distribution channels are available and (iv) establishing an inventory policy, i.e., determining the need for the Company to have on hand extra inventory and to work with customers regarding any requirements on their part to maintain extra inventory.

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

YEAR 2000 READINESS (continued)

The Henkel-Ecolab joint venture is conducting its own Year 2000 compliance program. The Company does receive reports on the status of this program and believes the actions being taken by Henkel-Ecolab are appropriate to addressing the risk.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to timely manage the risks associated with Year 2000 compliance. However, there can be no assurance that the process can be completed on the timetable described above, that it will be 100 percent effective in identifying all Year 2000 issues, or that the remediation processes for its own operations will be completely effective. In addition, certain Year 2000 issues pose additional uncertainties: (i) the issues related to vendors or suppliers because their Year 2000 compliance programs are not within the Company's direct control and
(ii) the Company's operations outside of North America because they are more decentralized and, in some cases, operate in economies that may not have the level of awareness of the Year 2000 issue as exists in North America.

The failure to identify and remediate Year 2000 problems (including the failure of the Henkel-Ecolab joint venture to remediate its Year 2000 issues) or the failure of key third parties who do business with the Company or governmental/regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Litigation could also ensue. The effect on the Company's results of operations, financial position, or liquidity could be materially adverse.

While the potential for very serious Year 2000 consequences cannot be discounted, the more likely scenario, based on the Company's best current opinion, is that there may be sporadic, isolated Year 2000 issues due to circumstances not foreseen or completely rectified in the Year 2000 remediation process. However, in this scenario, it is expected that the Company, overall, will be able to continue to provide its products and services and collect and issue payments with little or no interruption. Additional information pertinent to assessing Year 2000 risk is found under the Company's statement entitled "Forward-Looking Statements and Risk Factors" which is contained at the end of this Management's Discussion and Analysis of Financial Condition and Operations.

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

FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.5 billion at June 30, 1999, an increase of 4 percent over total assets at year-end 1998 and up 10 percent over total assets as of the end of the second quarter of last year. Accounts receivable at June 30, 1999 reflected exceptionally strong sales during the month of June 1999. The increases in the other assets amount over prior periods was principally due to business acquisitions.

Total debt was $329 million at June 30, 1999, up 12 percent over total debt of $295 million at year-end 1998 and virtually unchanged from the total debt level at June 30 of last year. The increase in total debt from year-end 1998 was principally due to financing for business acquisitions. The ratio of total debt to capitalization was 32 percent at June 30, 1999, compared with 30 percent at year-end 1998 and 37 percent at June 30, 1998. The improvement in the total debt to capitalization ratio from June 30 of last year was principally due to increased shareholders' equity which resulted from strong earnings performance and the 1998 gain from discontinued operations.

Other noncurrent liabilities decreased to $61 million at June 30, 1999 from $68 million at year-end 1998 and $90 million at June 30, 1998. During the third quarter of 1998, the Company resolved a tax issue related to the disposal of a business in 1992. As a result, Company reduced its noncurrent liabilities through the recognition of a gain from discontinued operations of $38 million.

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FINANCIAL POSITION AND LIQUIDITY (continued)

Cash provided by continuing operations totaled $102 million for the first six-months of 1999, up slightly from $101 million during the first six-months of last year. Increased earnings and higher dividends from the Henkel-Ecolab joint venture were offset by an increased level of operating assets. Total cash provided by operating activities increased to $102 million for the first six-months of 1999 from $71 million during the first six-months of last year due to a $30 million income tax deposit made in the second quarter of 1998 related to discontinued operations.

The Company reacquired 520,500 shares of its common stock during the first six-months of 1999 under its two authorized share repurchase programs. The Company maintains a share repurchase program which is intended to offset the dilutive effect of shares issued for employee benefit plans. The Company also reacquires shares for general corporate purposes under a separate program established in 1995. At June 30, 1999, there were approximately 3.4 million shares remaining to be purchased under this program. The Company anticipates that it will continue to periodically reacquire shares under its share repurchase programs.

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

                                    ECOLAB INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS (continued)

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of Year 2000 computer software issues (described under the heading "Year 2000 Conversion" beginning on page 20); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and
(iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of
(i) litigation or claims, (ii) natural or manmade disasters and (iii) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission.

In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

The Year 2000 issue is the result of computer programs having date sensitive software which may recognize a date using 00 as the year 1900 rather than the Year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and any financial chains. Accordingly, the failure to resolve Year 2000 issues could have a material impact on the Company. The Company has put in place plans and processes (see "Year 2000 Conversion" on page 20 hereof) which it believes will be sufficient to evaluate and manage risk associated with Year 2000 issues. However, estimates of Year 2000 costs, time schedules and the Company's belief that it can successfully resolve Year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and, in particular, uncertainties surrounding the ability of suppliers, vendors and customers to resolve their Year 2000 issues since their Year 2000 conversion processes are not within the Company's control. The ability of governmental agencies to resolve Year 2000 issues is an additional risk and uncertainty.

                             PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's Annual Meeting of Stockholders was held on May 14, 1999. At the meeting, 89.2% of the outstanding shares of the Company's voting stock were represented in person or by proxy. The first proposal voted upon was the election of five Class I Directors for a term ending at the annual meeting in 2002. The five persons nominated by the Company's Board of Directors received the following votes and were elected:


                NAME                   FOR              WITHHELD
          ------------------       -----------         ----------
          James J. Howard          115,220,652            427,845
          Jerry W. Levin           115,204,121            444,376
          Reuben F. Richards       104,776,852         10,871,645
          Richard L. Schall        115,199,393            449,104
          Roland Schulz            115,211,833            436,664

          In addition, the terms of office of the following directors continued after the meeting: Class II Directors for a term ending in 2000 - Leslie S. Biller, Ruth S. Block, Jerry A. Grundhofer, Allan L. Schuman and Michael E. Shannon; and Class III Directors for a term ending in 2001 - William L. Jews, Joel W. Johnson, Hugo Uyterhoeven and Albrecht Woeste.

          The second proposal voted upon was to amend and restate the Company's 1997 Stock Incentive Plan (the "Plan") to increase the number of shares authorized for issuance under the Plan and extend the Plan's term by two years. The proposal was approved as follows:


              FOR         AGAINST    ABSTAINED   BROKER NON-VOTES
           ----------   ----------   ---------   ----------------
           70,559,469   25,021,633   1,224,751      18,842,644

          The third proposal voted upon was to adopt the Company's 1999
          Management Performance Incentive Plan.   The proposal was approved as
          follows:


                   FOR         AGAINST     ABSTAINED
               -----------    ---------    ---------
               112,726,436    1,703,980    1,218,081

          The fourth proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. The proposal was ratified as follows:

                   FOR         AGAINST     ABSTAINED
               -----------    ---------    ---------
               115,294,738       87,184      266,575

          As to the first, third and fourth proposals, there were no broker non-votes.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a) The following documents are filed as exhibits to this report:

                (15) Letter regarding unaudited interim financial information.

                (27)   Financial Data Schedule.

          (b)   Reports on Form 8-K:

                No reports on From 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ECOLAB INC.


Date:   August 10, 1999          By:  /s/ L. WHITE MATTHEWS
                                    -----------------------------------------
                                    L. White Matthews, III
                                    Executive Vice President and Chief
                                    Financial Officer
                                    (duly authorized officer and Principal
                                    Financial Officer)

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