Form 10-Q
period 1999-09-30
ECOLAB INC
filed 1999-11-10
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                              -------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ____________________


Commission File No. 1-9328
                    ------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999.

129,580,163 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME



                                                                       Third Quarter Ended
                                                                           September 30
(thousands, except per share)                                       1999                  1998
                                                                  --------              --------
                                                                           (unaudited)

Net Sales                                                         $554,511              $500,037

Cost of Sales                                                      247,619               224,365
Selling, General
  and Administrative Expenses                                      219,037               196,501
                                                                  --------              --------

Operating Income                                                    87,855                79,171

Interest Expense, Net                                                4,860                 5,069
                                                                  --------              --------

Income from Continuing Operations
  Before Income Taxes and Equity in
  Earnings of Henkel-Ecolab                                         82,995                74,102

Provision for Income Taxes                                          33,555                31,794

Equity in Earnings of Henkel-Ecolab
  Joint Venture                                                      5,581                 4,704
                                                                  --------              --------

Income from Continuing Operations                                   55,021                47,012

Gain from Discontinued Operations                                                         38,000
                                                                  --------              --------

Net Income                                                        $ 55,021              $ 85,012
                                                                  --------              --------
                                                                  --------              --------

Basic Income Per Common Share
  Income from Continuing Operations                               $   0.42              $   0.36
  Gain from Discontinued Operations                                                         0.29
  Net Income                                                      $   0.42              $   0.66

Diluted Income Per Common Share
  Income from Continuing Operations                               $   0.41              $   0.35
  Gain from Discontinued Operations                                                         0.28
  Net Income                                                      $   0.41              $   0.63

Dividends Per Common Share                                        $  0.105              $  0.095

Weighted-Average Common Shares Outstanding
  Basic                                                            129,546               129,573
  Diluted                                                          134,394               134,319

See notes to consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                                        Nine Months Ended
                                                                          September 30
(thousands, except per share)                                      1999                 1998
                                                                 ----------          ----------
                                                                          (unaudited)

Net Sales                                                        $1,564,231          $1,404,859

Cost of Sales                                                       702,769             630,390
Selling, General
  and Administrative Expenses                                       639,602             577,838
                                                                 ----------          ----------

Operating Income                                                    221,860             196,631

Interest Expense, Net                                                16,819              15,875
                                                                 ----------          ----------

Income from Continuing Operations Before
  Income Taxes and Equity in Earnings
  of Henkel-Ecolab                                                  205,041             180,756

Provision for Income Taxes                                           84,082              76,558

Equity in Earnings of
  Henkel-Ecolab Joint Venture                                        12,484              11,091
                                                                 ----------          ----------

Income from Continuing Operations                                   133,443             115,289

Gain from Discontinued Operations                                                        38,000
                                                                 ----------          ----------

Net Income                                                       $  133,443          $  153,289
                                                                 ----------          ----------
                                                                 ----------          ----------

Basic Income Per Common Share
  Income from Continuing Operations                              $     1.03          $     0.89
  Gain from Discontinued Operations                                                        0.29
  Net Income                                                     $     1.03          $     1.19

Diluted Income Per Common Share
  Income from Continuing Operations                              $     0.99          $     0.86
  Gain from Discontinued Operations                                                        0.28
  Net Income                                                     $     0.99          $     1.14

Dividends Per Common Share                                       $    0.315          $    0.285

Weighted-Average Common Shares Outstanding
  Basic                                                             129,560             129,066
  Diluted                                                           134,569             134,023

See notes to consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET


                                                        September 30         December 31
(thousands)                                                1999                  1998
                                                        ------------         -----------
                                                        (unaudited)

ASSETS

Cash and cash equivalents                                 $   26,477         $   28,425

Accounts receivable, net                                     336,400            246,695

Inventories                                                  169,420            165,627

Deferred income taxes                                         35,683             36,256

Other current assets                                          16,543             26,511
                                                          ----------         ----------

Current Assets                                               584,523            503,514


Property, Plant and Equipment, Net                           439,822            420,205


Investment in Henkel-Ecolab Joint Venture                    224,218            253,646


Other Assets                                                 334,476            293,630
                                                          ----------         ----------


Total Assets                                              $1,583,039         $1,470,995
                                                          ----------         ----------
                                                          ----------         ----------


See notes to consolidated financial statements.

                                   (continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (continued)


                                                         September 30        December 31
(thousands, except per share)                                1999                1998
                                                         ------------        -----------
                                                         (unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY


Short-term debt                                          $  102,927          $   67,991

Accounts payable                                            136,073             124,646

Compensation and benefits                                    81,929              79,431

Income taxes                                                  6,812                 244

Other current liabilities                                   151,952             127,479
                                                         ----------          ----------

Current Liabilities                                         479,693             399,791


Long-Term Debt                                              184,327             227,041


Postretirement Health Care
  and Pension Benefits                                      110,102              85,793


Other Liabilities                                            62,784              67,829

Shareholders' Equity (common stock,
  par value $1.00 per share;
  shares outstanding:
  September 30, 1999 - 129,607;
  December 31, 1998 - 129,479)                              746,133             690,541
                                                         ----------          ----------


Total Liabilities and
  Shareholders' Equity                                   $1,583,039          $1,470,995
                                                         ----------          ----------
                                                         ----------          ----------

See notes to consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                        Nine Months Ended
                                                                                           September 30
(thousands)                                                                        1999                      1998
                                                                                ----------                -----------
                                                                                           (unaudited)

OPERATING ACTIVITIES

Net income                                                                      $  133,443                $  153,289
Less:  gain from discontinued operations                                                                      38,000
                                                                                ----------                -----------

Income from continuing operations                                                  133,443                   115,289

Adjustments to reconcile income from continuing operations to cash provided by continuing operations:
  Depreciation                                                                      82,090                    72,848
  Amortization                                                                      18,764                    16,527
  Deferred income taxes                                                               (972)                     (460)
    Equity in earnings of
    Henkel-Ecolab joint venture                                                    (12,484)                  (11,091)
  Joint venture royalties and dividends                                             21,179                     9,486
  Other, net                                                                           650                     1,234
  Changes in operating assets and
   liabilities:
    Accounts receivable                                                            (83,086)                  (15,742)
    Inventories                                                                     (2,972)                   (7,040)
    Other assets                                                                   (21,428)                   (6,878)
    Accounts payable                                                                 9,267                   (13,242)
    Other liabilities                                                               54,510                    38,230
                                                                                ----------                ----------

Cash provided by continuing operations                                             198,961                   199,161

Cash used for discontinued operations                                                                        (30,200)
                                                                                ----------                ----------

Cash provided by operating activities                                           $  198,961                $  168,961
                                                                                ----------                ----------



Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.


                                   (continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (continued)


                                                                          Nine Months Ended
                                                                            September 30
(thousands)                                                           1999                 1998
                                                                  -----------           -----------
                                                                             (unaudited)

INVESTING ACTIVITIES

Capital expenditures                                              $ (102,012)           $ (107,767)
Property disposals                                                     2,836                 2,458
Businesses acquired                                                  (40,144)              (29,506)
Sale of Gibson businesses and assets                                   8,801                13,496
Other, net                                                               (72)                4,843
                                                                  ----------            ----------
Cash used for investing activities                                  (130,591)             (116,476)
                                                                  ----------            ----------



FINANCING ACTIVITIES

Notes payable                                                         35,086                63,781
Long-term debt borrowings                                             62,540                73,740
Long-term debt repayments                                           (107,014)             (132,067)
Reacquired shares                                                    (31,743)              (44,521)
Cash dividends on common stock                                       (40,769)              (36,702)
Other, net                                                            11,843                 7,253
                                                                  ----------            ----------
Cash used for financing activities                                   (70,057)              (68,516)
                                                                  ----------            ----------

Effect of exchange rate changes on cash                                 (261)               (2,746)
                                                                  ----------            ----------


DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,948)              (18,777)

Cash and Cash Equivalents,
  at beginning of period                                              28,425                61,169
                                                                  ----------            ----------

Cash and Cash Equivalents,
  at end of period                                                $   26,477            $   42,392
                                                                  ----------            ----------
                                                                  ----------            ----------


Bracketed amounts indicate a use of cash.

See notes to consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the third quarter and the nine months ended September 30, 1999 and 1998, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods. These adjustments consisted of normal, recurring items, except for the gain from discontinued operations in 1998 discussed separately herein. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1998 were derived from audited consolidated financial statements, but do not include all disclosures required by generally accepted accounting principles. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.


2.  BALANCE SHEET INFORMATION

                                                        September 30         December 31
(thousands)                                                 1999                 1998
                                                        ------------         -----------
                                                        (unaudited)
Accounts Receivable, Net
  Accounts receivable                                   $  350,712           $  259,588
  Allowance for doubtful accounts                          (14,312)             (12,893)
                                                        ----------           ----------
      Total                                             $  336,400           $  246,695
                                                        ==========           ==========


Inventories
  Finished goods                                        $   70,172           $   73,983
  Raw materials and parts                                  101,370               93,862
  Excess of fifo cost over lifo cost                        (2,122)              (2,218)
                                                        ----------           ----------
      Total                                             $  169,420           $  165,627
                                                        ==========           ==========


Property, Plant and Equipment, Net
  Land                                                  $   12,311           $   12,584
  Buildings and leaseholds                                 160,600              157,302
  Machinery and equipment                                  274,791              258,107
  Merchandising equipment                                  482,124              435,998
  Construction in progress                                  11,815               11,038
                                                        ----------           ----------
                                                           941,641              875,029
  Accumulated depreciation
    and amortization                                      (501,819)            (454,824)
                                                        ----------           ----------
      Total                                             $  439,822           $  420,205
                                                        ----------           ----------
                                                        ----------           ----------

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



2.  BALANCE SHEET INFORMATION (continued)

                                                        September 30         December 31
(thousands)                                                 1999                 1998
                                                        ------------         -----------
                                                        (unaudited)
Other Assets
  Intangible assets, net                                $  259,653           $  236,659
    Deferred income taxes                                   27,712               27,256
  Other                                                     47,111               29,715
                                                        ----------           ----------
    Total                                               $  334,476           $  293,630
                                                        ----------           ----------
                                                        ----------           ----------

Short-Term Debt
  Notes payable                                         $   87,795           $   52,441
  Long-term debt, current maturities                        15,132               15,550
                                                        ----------           ----------
    Total                                               $  102,927           $   67,991
                                                        ----------           ----------
                                                        ----------           ----------

Shareholders' Equity
  Common stock                                          $  145,419           $  144,706
  Additional paid-in capital                               218,669              198,212
  Retained earnings                                        729,784              637,147
  Deferred compensation                                    (15,698)             (10,998)
  Accumulated other comprehensive
      income:  translation                                 (52,898)             (29,880)
  Treasury stock                                          (279,143)            (248,646)
                                                        ----------           ----------
    Total                                               $  746,133           $  690,541
                                                        ----------           ----------
                                                        ----------           ----------



Interest expense related to all debt was $5,432,000 and $5,780,000 for the third quarter of 1999 and 1998, respectively, and $18,355,000 and $18,361,000 for the nine months ended September 30, 1999 and 1998, respectively.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)




3.  COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income and foreign currency translation that is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the third quarter and nine months ended September 30, 1999 and 1998, was as follows:

                                 Third Quarter Ended                Nine Months Ended
                                    September 30                      September 30
(thousands)                     1999            1998              1999            1998
                             ----------      ----------        ----------      -----------
                                     (unaudited)                      (unaudited)

Net income                   $   55,021      $   85,012        $  133,443      $  153,289

Change in cumulative
 translation                      1,261          (1,594)          (23,018)        (12,342)
                             ----------      ----------        ----------      ----------

Comprehensive income         $   56,282      $   83,418        $  110,425      $  140,947
                             ----------      ----------        ----------      ----------
                             ----------      ----------        ----------      ----------


4.  BUSINESS ACQUISITIONS

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

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



5.  INCOME PER COMMON SHARE

The computations of the basic and diluted per share amounts for the company's continuing operations were as follows:

                                      Third Quarter Ended              Nine Months Ended
(thousands,                              September 30                    September 30
 except per share)                   1999            1998            1999            1998
                                  ----------      ----------      ----------      -----------
                                         (unaudited)                     (unaudited)

Income from continuing
 operations                      $   55,021      $   47,012       $  133,443      $  115,289
                                 ----------      ----------       ----------      ----------
                                 ----------      ----------       ----------      ----------


Weighted-average common
 shares outstanding
  Basic (actual
        shares outstanding)         129,546         129,573          129,560         129,066
  Effect of dilutive
        stock options                 4,848           4,746            5,009           4,957
                                 ----------      ----------       ----------      ----------

  Diluted                           134,394         134,319          134,569         134,023
                                 ----------      ----------       ----------      ----------
                                 ----------      ----------       ----------      ----------


Income from continuing
 operations
  Basic                          $     0.42      $     0.36       $     1.03      $     0.89
  Diluted                        $     0.41      $     0.35       $     0.99      $     0.86


Certain stock options granted in the first quarter of 1998 for approximately 2.2 million shares were not dilutive and, therefore, were not included in the computations of diluted per share amounts for any of the periods presented.



6.  OPERATING SEGMENTS

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

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



6.  OPERATING SEGMENTS (continued)

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

                                        Third Quarter Ended                Nine Months Ended
                                            September 30                     September 30
(thousands)                             1999            1998             1999            1998
                                     ----------      ----------       ----------      -----------
                                            (unaudited)                      (unaudited)
Net Sales
   United States
     Cleaning & Sanitizing           $  385,508      $  343,771       $1,080,602      $  971,553
     Other Services                      56,467          48,536          157,108         112,622
                                     ----------      ----------       ----------      ----------
     Total                              441,975         392,307        1,237,710       1,084,175
   International Cleaning
     & Sanitizing                       111,580         108,173          322,618         311,246
   Effect of Foreign
     Currency Translation                   956            (443)           3,903           9,438
                                     ----------      ----------       ----------      ----------
   Consolidated                      $  554,511      $  500,037       $1,564,231      $1,404,859
                                     ----------      ----------       ----------      ----------
                                     ----------      ----------       ----------      ----------

Operating Income
   United States
     Cleaning & Sanitizing           $   70,479      $   65,128       $  178,900      $  162,378
     Other Services                       8,207           6,905           18,907          14,560
                                     ----------      ----------       ----------      ----------
     Total                               78,686          72,033          197,807         176,938
   International Cleaning
     & Sanitizing                        10,078           8,375           26,856          21,953
   Corporate                             (1,111)         (1,149)          (3,444)         (3,538)
   Effect of Foreign
     Currency Translation                   202             (88)             641           1,278
                                     ----------      ----------       ----------      ----------
   Consolidated                      $   87,855      $   79,171       $  221,860      $  196,631
                                     ----------      ----------       ----------      ----------
                                     ----------      ----------       ----------      ----------

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 1999.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)



7.  EQUITY IN EARNINGS OF HENKEL-ECOLAB JOINT VENTURE

Certain financial data of the Henkel-Ecolab joint venture and the components of the Company's equity in earnings of Henkel-Ecolab for the third quarter and nine months ended September 30, 1999 and 1998 were:

                                       Third Quarter Ended                  Nine Months Ended
                                           September 30                       September 30
(thousands)                            1999            1998               1999            1998
                                    ----------      ----------         ----------      -----------
                                            (unaudited)                       (unaudited)
Henkel-Ecolab joint venture

  Net sales                        $  235,242      $  232,910         $  693,103      $  656,318

  Gross profit                        127,690         129,527            384,421         364,577

  Income before
   income taxes                        24,582          19,750             57,473          48,036

  Net income                       $   13,513      $   10,985         $   32,540      $   26,983


Ecolab equity in earnings

  Ecolab equity in
    net income                     $    6,756      $    5,493         $   16,270      $   13,492

  Ecolab royalty
    income from joint
    venture, net of
    income taxes                          651           1,112              1,943           3,308

  Amortization expense
    for the excess of
    cost over the
    underlying net
    assets of the joint
    venture                            (1,826)         (1,901)            (5,729)         (5,709)
                                   ----------      ----------         ----------      ----------

  Equity in earnings of
    Henkel-Ecolab
    joint venture                  $    5,581      $    4,704         $   12,484      $   11,091
                                   ----------      ----------         ----------      ----------
                                   ----------      ----------         ----------      ----------


At September 30, 1999, the Company's investment in the Henkel-Ecolab joint venture included approximately $124 million for the unamortized excess of the Company's investment over its equity in the joint venture's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Directors
Ecolab Inc.



      We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 1999, and the related consolidated statements of income for the three and nine-month periods ended September 30, 1999 and 1998, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1998, and the related consolidated statements of income, comprehensive income and shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 22, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                                /s/ PricewaterhouseCoopers LLP
                                                PRICEWATERHOUSECOOPERS LLP



Saint Paul, Minnesota
October 21, 1999

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 25 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999

Net sales for the third quarter ended September 30, 1999 were $555 million, an increase of 11 percent over net sales of $500 million in the third quarter of last year. For the first nine months of 1999, net sales were nearly $1.6 billion and increased 11 percent over net sales of approximately $1.4 billion in the comparable period of last year. Businesses acquired in 1999 and the annualized effect of businesses acquired in 1998 accounted for approximately one-third of the growth in consolidated net sales in both the third quarter and nine-month periods. Changes in currency translation had a modest positive effect on the consolidated sales growth rate for the third quarter of 1999. For the nine-month period, changes in currency translation had a negative effect on sales growth and decreased the consolidated growth rate by approximately one-half percentage point. The growth in sales for each of the reporting periods also reflected benefits from new products, new customers, sales promotion activities, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

The gross profit margin was 55.3 percent of net sales for the third quarter of 1999, up slightly from last year's third quarter gross profit margin of 55.1 percent. For the first nine months of 1999, the gross profit margin was 55.1 percent of net sales and was unchanged from the comparable period of last year. The benefits from higher sales of the higher margin products of the Company's U.S. core operations and sales volume growth of new products were generally offset by the effects of the lower gross profit margins of businesses acquired.

For the third quarter of 1999, selling, general and administrative expenses were
39.5 percent of net sales, a slight increase compared with selling, general and administrative expenses of 39.3 percent of net sales in the same period last year. For the nine-month period,

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 (continued)

selling, general and administrative expenses were 40.9 percent of sales, down slightly from expenses of 41.1 percent of net sales in the first nine-months of last year. The increase in the selling, general and administrative expense margin for the third quarter reflected the effects of higher investments in the sales-and-service force to support growth and new business development, and higher sales levels of the Company's U.S. core operations, partially offset by the benefits of synergies from the effects of business acquisitions, tight cost controls, lower investments in international areas experiencing difficult economic conditions, strong sales growth, and a one-time gain related to the demutualization of an insurance company. The Company expects to continue to invest in its sales-and-service force, including investments in training and productivity.

During the third quarter of 1999, the Company recognized a non-taxable gain of $1.5 million, or $0.01 per share, on the receipt of shares from an insurance company that demutualized and issued shares in a public offering. The shares resulted from life insurance policies the Company holds on certain employees. This one-time gain was recorded in selling, general and administrative expenses during the quarter, and also had a favorable effect on the Company's third quarter and nine-month effective income tax rates.

Income from continuing operations totaled $55 million, or $0.41 per diluted share for the third quarter, an increase of 17 percent over income from continuing operations of $47 million or $0.35 per share in the third quarter of last year. For the first nine months of 1999, income from continuing operations was $133 million and increased 16 percent over income from continuing operations in the comparable period of last year. Diluted income from continuing operations per share totaled $0.99 for the nine-month period, up 15 percent over the comparable period of last year. Excluding the one-time gain from the demutualization of an insurance company, diluted income from continuing operations per share was $0.40 and $0.98 for the third quarter and first nine months of 1999, respectively, which represented a 14 percent increase over the comparable periods last year. These earnings improvements included strong operating income performance, particularly from the Company's core U.S. Institutional and Food & Beverage businesses and from Asia Pacific operations, lower effective income tax rates, and double-digit growth in the Company's equity in earnings of the Henkel-Ecolab joint venture. The Company expects lower sales and income growth in United States Cleaning & Sanitizing operations for the fourth quarter of 1999 due to the unusually strong sales levels achieved during the third quarter. However, the Company also believes it will experience significantly higher income growth from its International Cleaning & Sanitizing operations during the fourth quarter.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 (continued)

During the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 131. Pursuant to this standard, the Company's operating segments were aggregated into three reportable segments: United States Cleaning & Sanitizing operations, United States Other Services, and International Cleaning & Sanitizing operations. The Company evaluates the performance of its International operations based on fixed management rates of currency exchange. Therefore, the International financial information included in this financial discussion is based on translation into U.S. dollars at the fixed currency exchange rates used by management for 1999. Operating segment information for the third quarter and first nine months of 1998 have been restated to conform to the 1999 presentation.

Sales of the Company's United States Cleaning & Sanitizing operations were $386 million for the third quarter of 1999, an increase of 12 percent over net sales of $344 million in the third quarter of last year. For the first nine months of 1999, United States Cleaning & Sanitizing sales were nearly $1.1 billion, up 11 percent over net sales of nearly $1.0 billion in the comparable period of last year. Sales benefited from business acquisitions and strong performances of the core Institutional and Food & Beverage operations. Business acquisitions accounted for approximately one-fourth of the growth in sales during each of the reporting periods. Sales growth also reflected benefits from sales of new products, sales promotion activities, competitive gains, a larger and better-trained sales-and-service force and generally good conditions in the hospitality and lodging industries. Selling price increases during the first nine months of 1999 were not significant. Sales of the Company's U.S. Institutional operations increased 11 percent for the third quarter and 10 percent for the first nine months of 1999 with continued double-digit growth in its Ecotemp and specialty and housekeeping programs and solid growth across all of its other lines of business. Kay's U.S. operations reported sales growth of 11 percent for the third quarter and 10 percent for the nine-month period with double-digit growth in its food retail services business and good growth in sales to its core quickservice customers. Sales of Textile Care operations increased 7 percent for the third quarter and 4 percent for the first nine months of 1999 and included benefits from new customer business and new product offerings. The Textile Care business continues to experience pressures from consolidation in the commercial laundry market and a difficult pricing environment. The Company expects these challenging market conditions will continue over the near term. Professional Products reported a 4 percent decrease in sales for the both the third quarter and nine-month periods. Lower sales to the government, education and specialty markets were partially offset by growth in sales to corporate accounts and to the alternate care markets. The Company is focusing on improving its Professional Products operations.
Water Care sales were virtually unchanged from the third quarter of

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 (continued)

last year and were up 4 percent for the nine-month period. Water Care sales included new customer business; however, results were limited by a very competitive business environment. The Company's Food & Beverage operations reported sales growth of 11 percent for the third quarter of 1999 and 12 percent for the nine-month period. Excluding the effects of businesses acquired in 1998, Food & Beverage sales were up 9 percent for both the third quarter and nine-month periods with particularly strong results in sales to the food, meat and beverage processing markets. In February 1999, the Company acquired Blue Coral Systems, a leading manufacturer of branded vehicle cleaning, appearance and specialty products to the commercial vehicle wash industry. Blue Coral Systems combined with the Company's existing vehicle care operations.

Sales of the Company's United States Other Services operations totaled $56 million for the third quarter and $157 million for the first nine months of 1999. Excluding the sales of GCS Service, Inc. (GCS) which was acquired in the third quarter of 1998, sales of United States Other Services increased 12 percent for both the third quarter and nine-month periods. Pest Elimination reported sales growth of 12 percent for the third quarter and 13 percent for the nine-month period with good new customer business and a larger number of service offerings. Sales of the recently acquired GCS Service kitchen equipment repair business continued to meet expectations, and the Company is focusing on coordinating their operations with the other Ecolab businesses and expanding operations to provide national coverage. Sales of the Jackson equipment business grew 6 percent for the third quarter of 1999 and 10 percent for the nine-month period.

Management rate sales for the Company's International Cleaning & Sanitizing operations were $112 million for the third quarter of 1999, up 3 percent over sales of $108 million in the third quarter of last year. For the first nine months of 1999, sales totaled $323 million, an increase of 4 percent over sales of $311 million in the comparable period of last year. The benefits of business acquisitions were more than offset by the negative effects of a Gibson business which was sold. Excluding these business changes, International Cleaning & Sanitizing sales increased 5 percent for each of the 1999 reporting periods. Sales in the Asia Pacific region increased 5 percent for both the third quarter and nine-month periods with good growth in Japan and Australia. Latin America sales were up 7 percent for the third quarter and 6 percent for the first nine-months of 1999. Significant double-digit growth in Mexico and solid growth in most of the other countries in this region more than offset modestly lower sales in Brazil. Sales in Canada increased 4 percent for the third quarter of 1999 and 5 percent for the nine months with higher sales to both the Food & Beverage and Institutional markets. Excluding the effects of business acquisitions, sales of Africa/Export operations decreased 11 percent for the third quarter and 1 percent for the nine-month period.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 (continued)

Operating income of the Company's United States Cleaning & Sanitizing operations totaled $70 million for the third quarter of 1999, an increase of 8 percent over operating income of $65 million in the third quarter of last year. For the nine-month period, operating income was $179 million, up 10 percent over operating income of $162 million in the comparable period of last year. As a percent of sales, operating income margins decreased to 18.3 percent of sales from 18.9 percent of sales for the third quarter and 16.6 percent of sales from
16.7 percent for the nine-month period. Operating income margins declined slightly due to poor results of Professional Products operations, investments in the sales-and-service force to support new business development and the effects of the lower margins of businesses acquired. Operating income margins benefited from strong core operations performance, higher sales volume, sales of new products and tight cost controls.

Operating income of the Company's United States Other Services operations totaled $8 million for the third quarter and increased 19 percent over the third quarter of last year. For the nine-month period, operating income was $19 million and was up 30 percent. Excluding GCS operations which were acquired in the third quarter of last year, operating income for United States Other Services increased 17 percent for the third quarter and 23 percent for the first nine months of 1999. For the third quarter, operating income margins improved to
14.5 percent of sales from 14.2 percent last year. For the nine-month period, the operating income margin decreased to 12.0 percent of sales from 12.9 percent last year. The lower operating income margin for the first nine months of 1999 reflected the addition of the lower margin GCS business. For the third quarter of 1999, operating income of the GCS operation improved substantially and had a favorable affect on the comparison of the overall United States Other Services operating income margin with the third quarter of last year.

Operating income for the Company's International Cleaning & Sanitizing operations was $10 million, an increase of 20 percent over operating income of $8 million in the third quarter of last year. For the first nine months of 1999, operating income totaled $27 million and was up 22 percent over nine-month 1998 operating income of $22 million. Operating income margins improved to 9.0 percent of sales from 7.7 percent for the third quarter and to 8.3 percent of sales from 7.1 percent for the nine-month period. Significant operating income growth and good operating income margin improvement in Asia Pacific and Africa/Export operations more than offset lower operating income in Latin America and Canada.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 1999 (continued)

The Company's equity in the earnings of the Henkel-Ecolab joint venture was $6 million for the third quarter of 1999, an increase of 19 percent over equity in earnings of $5 million in the third quarter of last year. For the nine-month period, the Company's equity in earnings of Henkel-Ecolab increased 13 percent to $12 million in 1999 from $11 million last year. Earnings of Henkel-Ecolab reflected strong sales, improved European economies, and the effects of tight cost controls which more than offset investments in the sales-and-service force and expenses related to the year 2000 and Euro conversions. Henkel-Ecolab sales, although not consolidated, increased 6 percent for both the third quarter and first nine months of 1999 on a fixed management rate basis of currency exchange.

Corporate operating expense was $1 million in the third quarter and $3 million in the first nine months of 1999 and represented overhead costs directly related to the Henkel-Ecolab joint venture.

Net interest expense was $5 million for the third quarter of 1999, down 4 percent compared with the third quarter of last year. For the first nine months, net interest expense totaled $17 million and increased 6 percent over the comparable period of last year. Total debt levels have not changed significantly over the last twelve months, although interest rates on short-term debt have increased.

For the first nine months of 1999, the provision for income taxes reflected an estimated annual effective income tax rate of 41.3 percent, down from last year's nine-month estimated annual effective rate of 42.4 percent. This decrease in the estimated annual effective income tax rate was principally due to a lower anticipated overall effective rate on earnings of international operations for 1999. In addition, during the third quarter of 1999, a non-taxable one-time gain of $1.5 million was recorded, which decreased the effective income tax rate to
40.4 percent for the third quarter and 41.0 percent for the first nine months of 1999.


YEAR 2000 READINESS

The Year 2000 issue relates to problems caused by computer programs having date-sensitive software which may recognize a date using 00 as the year 1900 rather than the year 2000. Included within the Year 2000 problem is the risk that date-sensitive software may not recognize 2000 as a "leap year" - an issue which would occur on February 29, 2000. The Company's Year 2000 readiness program is intended to identify, evaluate and address the Company's exposure to both of these issues.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



YEAR 2000 READINESS (continued)

The Company has completed its inventory, assessment, renovation and testing of Year 2000 compliance for its operating and application systems. These include the primary systems which interface with customers such as sales and order processing, billing and collections and associated infrastructure. As a part of this process, the Company has remediated or replaced portions of the software and hardware. At two small Company locations outside of North America, some final work remains to convert those operations to packaged computer systems which are Year 2000 compliant. Although the Company does not judge these remaining issues to be material to its consolidated operations, it does expect to complete this work before November 30, 1999.

The Company has completed an assessment of its dispensing and cleaning systems which are at active customer locations, for date/time sensitivity. Tests conducted on the dispensing equipment found no date/time issues that would cause disruption in the dispensing of cleaning solutions at customer sites. However, a very small portion of the equipment exhibited time/date sensitivity in the area of consumption and usage reporting. The Company identified, designed and tested alternatives, and the process of modification and retrofitting, including testing is complete.

The Company has analyzed its manufacturing and building maintenance operations for date/time sensitivity relative to Year 2000. The Company has modified its processes or retrofitted equipment to become Year 2000 compliant.

The Company believes that based on the foregoing steps and procedures, it has its own internal systems ready in all material respects for the Year 2000 conversion, although it anticipates there will be certain transitional issues which should not be mission-critical. This judgment is subject to certain contingencies and uncertainties which are noted below. The cost of bringing its own operations into Year 2000 compliance was not material to the Company's results of operations, financial position or liquidity.

The Company is aware that Year 2000 failures at key suppliers and vendors could cause supply interruptions. Therefore, the Company has contacted key suppliers and vendors (including common carriers) in order to determine the status of their Year 2000 remediation plans. In the Company's experience, its key suppliers and vendors are aware of the Year 2000 issue and represent that they have plans for being compliant on a timely basis. The Company intends to continue to monitor progress and will take further actions as it considers necessary to verify the accuracy of vendor and supplier representations. The Company believes it has alternative sources of supply in the event of temporary dislocations.

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

In addition to completing its own remediation plan and assessing the status of key suppliers and customers as described above, the Company has developed a Year 2000 contingency plan. The Company will have dedicated support and field service staff available and properly positioned to deal with internal system issues and to respond to customer-related problems during the critical Year 2000 periods. Suppliers and customers have not advised the Company of anticipated significant supply shortages or of unusual inventory requirements. Accordingly, the Company has not made specific contingency plans in this regard but is monitoring these issues closely and would attempt to make adjustments as required. There can be no certainty that if significant supply shortages or customer inventory requirements become known closer to year-end that these contingencies could be adequately addressed. The Company continues to monitor this.

The Company recognizes that in connection with the Year 2000, significant demands could be placed on common carrier systems and that certain failures in portions of the distribution system could occur. Based on its inquiries of suppliers, customers and common carriers, it believes that with its own delivery vehicles and those of suppliers/customers, it can deal with temporary and sporadic distribution system interruptions. However, there can be no assurance that significant or prolonged interruptions will not occur. In the event, however, if they do occur, they could have an adverse affect on the Company due to inability to obtain inventory or provide product to customers. This issue is also being monitored and the Company would attempt to respond to new information which arises.

The Henkel-Ecolab joint venture is conducting its own Year 2000 compliance program. The Company does receive reports on the status of this program and believes the actions being taken by Henkel-Ecolab are appropriate to addressing the risk.

The Company recognizes that issues related to Year 2000 constitute a material known uncertainty. The Company also recognizes the importance of ensuring its operations will not be adversely affected by Year 2000 issues. It believes that the processes described above will be effective to timely manage the risks. However, there can be no assurance that these processes will be 100 percent effective in identifying all Year 2000 issues, or that the remediation processes for its own operations will prove to be completely effective. In addition, certain Year 2000 issues pose additional uncertainties: (i) the issues related to vendors or suppliers, as well as the Henkel-Ecolab Joint Venture, because their Year 2000 compliance programs are not within the Company's direct control, (ii) the difficulty in predicting demands which may be made upon common carriers, and (iii) the Company's operations outside of North America because they are more decentralized and, in some cases, operate in economies that may not have the level of awareness of the Year 2000 issue as exists in North America.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



YEAR 2000 READINESS (continued)

The failure to identify and remediate the Company's Year 2000 problems (including the failure of the Henkel-Ecolab joint venture to remediate its Year 2000 issues) or the failure of key third parties who do business with the Company or governmental/regulatory agencies to timely remediate their Year 2000 issues could cause system failures or errors, business interruptions and, in a worst case scenario, the inability to engage in normal business practices for an unknown length of time. Litigation could also ensue. The effect on the Company's results of operations, financial position, or liquidity could be materially adverse.

While the potential for very serious Year 2000 consequences cannot be discounted, the more likely scenario, based on the Company's best current opinion, is that there may be sporadic, isolated Year 2000 issues due to circumstances not foreseen or completely rectified in the Year 2000 remediation process. However, in this scenario, it is believed that the Company, overall, will be able, in material respects, to continue to provide its products and services and collect and issue payments with minimal interruption. Additional information pertinent to assessing Year 2000 risk is found under the Company's statement entitled "Forward-Looking Statements and Risk Factors" which is contained at the end of this Management's Discussion and Analysis of Financial Condition and Operations.


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

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.6 billion at September 30, 1999, an increase of 8 percent over total assets of $1.5 billion at year-end 1998. Accounts receivable at September 30, 1999 reflected exceptionally strong sales during the last half of the third quarter of 1999. The increase in the other assets (non-current) level over year-end 1998 was principally due to business acquisitions. The decrease in the Company's investment in Henkel-Ecolab joint venture was primarily due to changes in currency translation, and dividends and royalties received from the joint venture, net of the Company's equity in Henkel-Ecolab earnings.

As of September 30, 1999, total debt was $287 million, down slightly from total debt of $295 million at year-end 1998. The ratio of total debt to capitalization was 28 percent at September 30, 1999, compared with 30 percent at December 31, 1998. This improvement in the total debt to capitalization ratio was primarily due to increased shareholders' equity and strong earnings performance.

Cash provided by continuing operations totaled $199 million for the first nine months of 1999, virtually unchanged from the comparable period of last year. Increased earnings and higher dividends from the Henkel-Ecolab joint venture were offset by higher levels of operating assets. Total cash provided by operating activities increased to $199 million during the first nine months of 1999 from $169 million last year. Total operating cash flow for the first nine months of last year included a $30 million income tax deposit made in the second quarter of 1998 related to discontinued operations.

The Company reacquired 698,000 shares of its common stock during the first nine months of 1999 under its two authorized share repurchase programs. The Company maintains a share repurchase program, which is intended to offset the dilutive effect of shares issued for employee benefit plans. The Company also reacquires shares for general corporate purposes under a separate program established in 1995. As of September 30, 1999, there were approximately 3.3 million shares remaining to be purchased under this program. The Company anticipates that it will continue to periodically reacquire shares under its share repurchase program.

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

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undo reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: pricing flexibility; availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of Year 2000 computer software issues (described under the heading "Year 2000 Readiness" beginning on page 20); the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or manmade disasters and (iii) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission.

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

The Year 2000 issue is the result of computer programs having date sensitive software that may recognize a date using 00 as the year 1900 rather than the Year 2000. If not detected and corrected, this can result in system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Year 2000 issue can arise at any point in the Company's supply, manufacturing, processing, distribution and any financial chains. Accordingly, the failure to resolve Year 2000 issues could have a material impact on the Company. The Company has put in place plans and processes (see "Year 2000 Readiness" on page 20 hereof) which it believes will be sufficient to evaluate and manage risk associated with Year 2000 issues. However, estimates of Year 2000, time schedules and the Company's belief that it can successfully resolve Year 2000 issues are based on presently available information and are subject to certain assumptions and risks. These include the availability of necessary and trained personnel who can be hired or retained on a contract basis, the ability to locate and correct all relevant computer codes and, in particular, uncertainties surrounding the ability of suppliers, vendors and customers to resolve their Year 2000 issues since their Year 2000 conversion processes are not within the Company's control. The ability of governmental agencies to resolve Year 2000 issues is an additional risk and uncertainty.

                           PART II. OTHER INFORMATION



Item 3.   LEGAL PROCEEDINGS


          As previously reported in the Company's Form 10-K for the year ended December 31, 1998 ("1998 Form 10-K"), Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996. The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever.

          As noted in the 1998 Form 10-K, the Company had appealed the District Court's 1998 finding that the Company had infringed the two patents held by Diversey Lever. On September 10, 1999, the Federal Circuit Court of Appeals ruled against the Company on its appeal. On September 24, 1999, the Company filed a request for a rehearing and rehearing EN BANC with the Federal Circuit Court of Appeals. On October 21, 1999, the Federal Circuit Court of Appeals ruled against the Company on its requests for rehearing and rehearing EN BANC.

          The case will now be remanded back to the District Court for a trial on past damages. The Company continues to believe Diversey Lever's damage request will be in the range of $3,000,000 to $5,000,000. Diversey Lever is also requesting that damages be enhanced up to three times if willful infringement is found.


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as exhibits to this report:

                  (15) Letter regarding unaudited interim financial information.

                  (27)  Financial Data Schedule.

          (b)      Reports on Form 8-K:

                   No reports on From 8-K were filed during the quarter ended September 30, 1999.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ECOLAB INC.


Date:   November 9, 1999           By:   /s/ S. L. Fritze
                                      ----------------------------------------

                                      S.L. Fritze
                                      Vice President and Controller
                                      (duly authorized officer and
                                      Principal Accounting Officer)

                                  EXHIBIT INDEX



  Exhibit No.                               Document                                   Method of Filing
  -----------                               --------                                   ----------------

     (15)          Letter regarding unaudited interim financial information            Filed herewith
                                                                                       electronically

     (27)          Financial Data Schedule                                             Filed herewith
                                                                                       electronically