Form 10-K405
period 1999-12-31
ECOLAB INC
filed 2000-03-13
CIK 31462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 1999         Commission File No. 1-9328

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ............ to .............

                                   ECOLAB INC.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                               41-0231510
       ---------------------------                   -----------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

          370 N. WABASHA STREET, ST. PAUL, MINNESOTA           55102
       -----------------------------------------------     -------------
       (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code:   (651) 293-2233

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of voting stock held by non-affiliates of Registrant on March 1, 2000: $3,720,609,931 (see Item 12, on page 20 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of March 1, 2000: 129,652,991shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

          1. Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 1999 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

          2. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2000 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 1999 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding future performance of the Company which may include anticipated financial performance, business prospects, prospects for international growth, investments in the sales and service force, the impact of legislation and environmental compliance, the effect of litigation, production capability, share repurchases, the effect of new accounting pronouncements and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

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

Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations, cost increases due to higher oil prices, availability of adequate and reasonably-priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; ability to carry out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of complying with (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, Euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or man-made disasters and (iii) severe weather conditions affecting the food service and hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year-over-year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

ITEM 1.  BUSINESS

ITEM 1(a) GENERAL DEVELOPMENT OF BUSINESS

Except where the context otherwise requires, the terms "Company" and "Ecolab," as used herein, include Ecolab Inc. and its subsidiaries. Ecolab Inc. was incorporated as a Delaware corporation in 1924. The Company's fiscal year is the calendar year ending December 31.

The Company and Henkel KGaA of Dusseldorf, Germany ("Henkel"), each have a 50% economic interest in a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe, and which is referred to hereafter as "Henkel-Ecolab." Strategic decisions concerning Henkel-Ecolab require the agreement of Henkel and the Company. Henkel has a tie-breaking vote on certain matters pertaining to continuation of business in the event mutual agreement is not reached. These include the appointment of Henkel-Ecolab senior executives and adoption of the annual business plan. The Company accounts for its interest in Henkel-Ecolab under the equity method of accounting and therefore does not consolidate the Henkel-Ecolab balance sheet accounts, revenues and expenses or cash flows. Financial statements of Henkel-Ecolab, as listed under Item 14, I(3) of Part IV hereof, are included as a part of this Report and a review of Henkel-Ecolab financial performance is found under the heading "Henkel-Ecolab" contained in the Financial Discussion which is incorporated from the Annual Report into Item 7 hereof. Except where Henkel-Ecolab is specifically referred to, the description of business in Part I does not include the business of Henkel-Ecolab.

During 1999, the Company continued to make business acquisitions which broadened its product and service offerings in line with its "Circle the Customer - Circle the Globe" strategy. The Company added to its line of products and services in its Vehicle Care operations through the acquisition of Blue Coral Systems. Additional products and services were added to the United States commercial kitchen equipment repair services business and to the Company's South African operations through business acquisitions. Details of these acquisitions are found under the heading "Business Acquisitions" in Note 6, located on pages 48 and 49 of the Annual Report and incorporated into Item 14 hereof. In 2000, the Company expanded its operations in Latin America with the acquisition of Spartan de Chile Limitada and Spartan de Argentina S.A. In addition, the Company added to its Kay business in 2000 by acquiring Southwest Sanitary Distributing Company of Carrolton, Texas.

ITEM 1(b) FINANCIAL INFORMATION ABOUT OPERATING SEGMENTS

The financial information about reportable segments appearing under the heading "Operating Segments" in Note 15, located on pages 54 and 55 of the Annual Report, is incorporated herein by reference.

ITEM 1(c) NARRATIVE DESCRIPTION OF BUSINESS

GENERAL: The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quickservice (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry. A strong commitment to customer support is a distinguishing characteristic of the Company. Additional information on the Company's business philosophy is found below under the heading "Additional Information - Competition" of this Item 1(c).

The following description of business is based upon the Company's three reportable segments ("segments") as reported in the Company's financial statements. However, the Company pursues a "Circle the Customer - Circle the Globe" strategy by providing products, systems and services which serve the Company's customer base, and does so on a global basis to meet the needs of its customer's various operations around the world. Therefore, one customer may utilize the services of all three of the segments. Thus, there is a degree of interdependence among the operating segments--particularly between the International Cleaning and Sanitizing and the United States Cleaning and Sanitizing businesses.

UNITED STATES CLEANING AND SANITIZING SEGMENT

The "United States Cleaning and Sanitizing" segment is comprised of seven divisions which provide cleaning and sanitizing services to United States markets.

INSTITUTIONAL: The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry. The Division also provides pool and spa treatment programs for commercial and hospitality customers. The Institutional Division also markets various chemical dispensing device systems, which are made available to customers, to dispense the Company's cleaners and sanitizers. Through its Ecotemp offering, the Institutional Division markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

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

KAY: The Kay Division (which operates as a wholly-owned subsidiary of the Company) supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast food restaurants but, increasingly, other retail locations where "fast food" is prepared and served, such as convenience stores, airport and shopping center kiosks, discount stores, stadiums and other venues. Kay also sells cleaning and sanitizing products to the food retail (i.e., grocery store) industry. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools. Products are sold under the "Kay" brand or the customer's private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers. Kay's customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

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

FOOD & BEVERAGE: The Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants, animal health and water treatment products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, poultry and swine farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food & Beverage Division also designs, engineers and installs CIP ("clean-in-place") process control systems and facility cleaning systems for its customer base. Farm products are sold through dealers and distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States.

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

PROFESSIONAL PRODUCTS: The Professional Products Division provides a full line of infection-prevention and janitorial offerings that are sold to the medical and janitorial markets in the United States. The Professional Products Division sells its proprietary products under the brand names Airkem (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) and Huntington (skin care, disinfectants, instrument sterilants and gym floor products).

The Company believes it is among the largest suppliers of infection-prevention and general cleaners to the United States healthcare industry as well as one of the market leaders in the overall United States janitorial market. Products are sold through a Company-employed sales force as well as a network of distributors and independent manufacturing representatives in both janitorial and medical markets who sell products and services to the institutional, healthcare and industrial marketplaces. A private-label program also manufactures non-proprietary janitorial-related products for resale by major distributor organizations and infection prevention products to companies selling into consumer markets. In addition, the Division, through its JaniSource operation, markets brand name products for sale through mass distribution.

VEHICLE CARE: The Company's Vehicle Care Division provides vehicle appearance products which include soaps, polishes, wheel and tire treatments and air fresheners. Products are sold to vehicle rental, fleet and consumer car wash and detail operations. The acquisition of Blue Coral Systems in February 1999 significantly expanded product and service offerings, and increased the Division's sales coverage.

WATER CARE SERVICES: The Water Care Services Division supplements the Company's "Circle the Customer - Circle the Globe" strategy by adding an offering which is critical to companies in the Company's customer base--water treatment programs. The Division provides water and wastewater treatment products, services and systems for commercial/institutional customers (hospitals, healthcare, commercial real estate, government, shopping malls and commercial laundries) and light industry (food and beverage accounts, textile mills, electronic plants and other industries). Water Care Services works closely with the Company's Institutional, Textile Care and Food & Beverage divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat waste water.

UNITED STATES OTHER SERVICES SEGMENT

The "United States Other Services" segment is comprised of three business units:
Pest Elimination Division; Jackson MSC and GCS Service. In general, all three businesses provide service or equipment which can augment or extend the Company's product offering to its business customers as a part of the "Circle the Customer" approach.

PEST ELIMINATION: The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quickservice restaurant and grocery operations and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Pest Elimination business acquires all of its insecticides and pesticides from third-party vendors. The Company believes it is the largest provider of premium pest elimination services to institutions in the United States.

JACKSON MSC: Jackson MSC (which operates as a wholly-owned subsidiary of the Company) designs, manufactures and markets dishwashing and customized machines for the foodservice industry. Jackson, which manufactures its equipment at its Barbourville, Kentucky facility, sells products for use by the Company's other businesses, most notably the energy-efficient dishwashing machines used by the Institutional Division in its Ecotemp offering. Jackson also sells its equipment to third parties through independent sales representatives and foodservice dealers.

GCS SERVICE: GCS (which operates as a wholly-owned subsidiary of the Company) provides commercial kitchen parts and equipment repair services. GCS offers both chain account customers of the Company and equipment manufacturers the benefits of working with a single national equipment repair service provider.

INTERNATIONAL CLEANING AND SANITIZING SEGMENT

The Company conducts business in approximately 40 countries outside of the United States through wholly-owned subsidiaries or, in the case of Venezuela and China, through majority-owned joint ventures with local partners. In other countries, selected products are sold by the Company's export operations to distributors, agents or licensees, although those sales are not significant in terms of the Company's overall sales. The largest International operations are located in Asia Pacific, Latin America and Canada with smaller operations in Africa. With limited exceptions, the Company does not conduct business directly in Europe. In that region, business is conducted by Henkel-Ecolab which is described in Item 1(a) hereof under the heading "General Development of Business."

In general, the businesses conducted internationally are similar to those conducted in the United States through the United States Cleaning and Sanitizing Segment. Institutional and Food & Beverage businesses are the largest businesses. They are conducted at virtually all international locations, and relative to the United States, constitute a larger portion of the overall business. Kay has sales in a number of international locations. A significant portion of its international sales are to non-United States units of United States-based quickservice restaurant chains. Consequently, a substantial portion of Kay's international sales are made either to domestic or internationally-located distributors who serve these chains. The other businesses (Textile Care, Professional Products and Water Care Services) as well as the Pest Elimination business, are conducted less extensively in international locations. However, in general, all of the businesses conducted in the United States are operated in Canada.

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

ADDITIONAL INFORMATION

COMPETITION: The Company's business units have two significant classes of competitors. First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale. Some of these large competitors have substantially greater assets and financial resources than the Company. Second, all of the Company's business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-user segments.

The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value and differentiated products. Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the Company's significant on-going investment in training and technology development and by the Company's standard practice of advising customers on means to lower operating costs and comply with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in the Company's "Circle the Customer - Circle the Globe" strategy which is discussed above in this Item 1(c) under the heading "General."

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

CUSTOMERS AND CLASSES OF SERVICE: The Company believes that its business is not materially dependent upon a single customer although, as described above in this
Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quickservice chains and franchisees. No material part of the Company's business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 1999, 1998 and 1997 approximated 27, 28 and 31 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers. Total laundry sales in 1999, 1998 and 1997 approximated 12, 13 and 14 percent, respectively, of the Company's consolidated net sales.

PATENTS AND TRADEMARKS: The Company owns a number of patents and trademarks. Management does not believe that the Company's overall business is materially dependent on any individual patent or trademark.

SEASONALITY:  The Company's business has little seasonality.

WORKING CAPITAL: The Company has invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense the Company's cleaning and sanitizing products. The Company, otherwise, has no unusual working capital requirements. The investment in merchandising equipment is discussed under the heading "Cash Flows" located on page 41 of the Annual Report and incorporated into Item 7 hereof.

MANUFACTURING AND DISTRIBUTION: The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities. Some are also produced for the Company by third party contract manufacturers. Other products and equipment are purchased from third party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on the Company's manufacturing facilities is located in
Item 2 under the heading "Properties" on pages 15 and 16 hereof.

Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses common carriers, its own delivery vehicles and distributors. Additional information on the Company's plant and distribution facilities is located in Item 2 under the heading "Properties" on pages 15 and 16 hereof.

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

RESEARCH AND DEVELOPMENT: The Company's research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research, development and engineering personnel. At times, technology may be licensed from outside the Company to develop offerings. Note 12, entitled "Research Expenditures" located on page 52 of the Annual Report, is incorporated herein by reference.

ENVIRONMENTAL CONSIDERATIONS: This discussion of Environmental Considerations should be read in light of the Forward-Looking Statements and Risk Factors discussion found under Part I at the beginning of this Report. The Company's businesses are subject to various legislative enactments and regulations relating to the protection of the environment. While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company's businesses. Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations. Additionally, although the Company is not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company's financial condition, results of operations or cash flows. Environmental matters most significant to the Company are discussed below.

          PHOSPHOROUS LEGISLATION: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous. To date, the Company has been able to comply with legislative requirements and, where necessary, has developed products which contain no phosphorous or lower amounts of phosphorous. In limited geographic areas, the Company has obtained a variance from existing zero-phosphorous legislation. Phosphorous legislation has not had a material negative effect on the Company's operations to date.

          PESTICIDE LEGISLATION: Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" or "antimicrobial pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. Approximately 375 of these products must be registered with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that State. While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $1,900,000 in 1999. Such costs will increase somewhat in 2000, but, based on the Company's best information, not in amounts which are expected to significantly affect the Company's results of operations, financial position or liquidity.

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

          OTHER ENVIRONMENTAL LEGISLATION: The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water. The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date, such expenditures have not had a significant adverse effect on the financial condition of the Company or its results of operations. The Company's capital expenditures for environmental control projects incurred for 1999 were approximately $1,200,000 and approximately $3,000,000 has been budgeted for 2000.

          ENVIRONMENTAL REMEDIATION AND PROCEEDINGS: Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or state equivalents at approximately 18 sites. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

          Based on an analysis of the Company's experience with such environmental proceedings, the Company's estimated share of all hazardous materials deposited on the 18 sites referred to in the preceding paragraph, and the Company's estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company's probable future costs relating to such known sites.

          Three manufacturing facility properties owned by the Company in Australia and New Jersey have been identified as subject to environmental impacts. The Company has accrued for estimated probable future costs relating to these properties.

          A legal action commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company remains pending. Netherlands authorities are seeking monetary damages to cover the cost of investigation and planned clean-up of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981, when the subsidiary operated a plant on the site. Damages claimed are approximately $5,000,000 although the parties are in discussions to reach a final settlement which could reduce the amount. The former subsidiary, now owned by Henkel-Ecolab, has denied liability and believes it complied with applicable Netherlands law. The Company has agreed to indemnify Henkel-Ecolab as to any liability associated with this matter. Accordingly, an accrual has been recorded, reflecting management's best estimate of probable future costs.

          During 1999, the Company's net expenditures for contamination remediation were approximately $3,100,000. The accrual at the end of 1999 for probable future remediation expenditures was approximately $8,800,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, potential insurance reimbursements are not included. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period, the Company believes the ultimate resolution of these matters will not have a significant effect on the Company's consolidated financial position, results of operations or liquidity.

          In addition, the Company has retained responsibility for certain sites where the Company's former ChemLawn business is a PRP. Currently there are eight such locations and, at each, ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in the Company's loss from its discontinued ChemLawn operations in 1991. The accrual remaining reflects management's best estimate of probable future costs.

NUMBER OF EMPLOYEES: The Company currently has approximately 12,900 employees worldwide.

ITEM 1(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

The financial information about geographic areas appearing under the heading "Operating Segments" in Note 15, located on pages 54 and 55 of the Annual Report, is incorporated herein by reference.

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


                                                                                     Positions Held
Name                             Age     Office                                      Since Jan. 1, 1995
----                             ---     ------                                      ------------------
A. L. Schuman                    65      Chairman of the Board, President            Jan. 2000 - Present
                                         and Chief Executive Officer

                                         President and Chief                         Mar. 1995 - Dec. 1999
                                         Executive Officer

                                         President and Chief                         Jan. 1995 - Feb. 1995
                                         Operating Officer

L. T. Bell                       52      Vice President-Law                          Jan. 1998 - Present
                                         and General Counsel



L. T. Bell (con't.)                      Vice President, Assistant                   Jan. 1997 - Dec. 1997
                                         General Counsel and
                                         Assistant Secretary

                                         Associate General Counsel                   Jul. 1995 - Dec. 1996
                                         and Assistant Secretary

                                         Associate General Counsel                   Jan. 1995 - Jun. 1995

P. D'Almada                      52      Senior Vice President -                     Jan. 1999 - Present
                                         Institutional North America

                                         Senior Vice President -                     Mar. 1996 - Dec. 1998
                                         Global Accounts

                                         Vice President -                            May 1995 - Feb. 1996
                                         Institutional Corporate
                                         Accounts and Distributor Sales

                                         Vice President -                            Jan. 1995 - Apr. 1995
                                         Institutional National
                                         Accounts and Distributor Sales

S. L. Fritze                     45      Vice President and Controller               Jul. 1999 - Present

                                         Vice President and                          Mar. 1995 - Jun. 1999
                                         Treasurer

                                         Institutional Vice                          Jan. 1995 - Feb. 1995
                                         President, Planning
                                         and Control

A. E. Henningsen, Jr.            53      Senior Vice President and                   Jul. 1999 - Present
                                         Chief Planning Officer

                                         Senior Vice President                       Mar. 1996 - Jun. 1999
                                         and Controller

                                         Vice President and                          Jan. 1995 - Feb. 1996
                                         Controller

R. L. Marcantonio                50      Executive Vice President -                  Jan. 1999 - Present
                                         Industrial Group

                                         Senior Vice President-                      Mar. 1997 - Dec. 1998
                                         Industrial



L. W. Matthews, III              54      Executive Vice President and                Jul. 1999 - Present
                                         Chief Financial Officer

J. L. McCarty                    62      Senior Executive Vice                       Jan. 1999 - Present
                                         President - Institutional Group

                                         Senior Vice President-                      Jan. 1995 - Dec. 1998
                                         Institutional North America

M. Nisita                        59      Senior Vice President-                      Jan. 1995 - Present
                                         Global Operations


M. J. Schumacher                 43      Vice President and                          May 1999 - Present
                                         Chief Technical Officer

                                         Vice President - Marketing and              May 1998 - Apr. 1999
                                         New Business Development

                                         Vice President - Marketing                  Jan. 1997 - Apr.1998

                                         Institutional Vice President,               Jan. 1995 - Dec. 1996
                                         Research & Development

J. P. Spooner                    53      Executive Vice President -                  Jan. 1999 - Present
                                         International Group

                                         Senior Vice President-                      Jun. 1996 - Dec. 1998
                                         International

                                         Senior Vice President -                     Jan. 1995 - May 1996
                                         Industrial

Mr. Matthews joined the company in his current position in July 1999. Prior to joining the Company, Mr. Matthews was employed by Union Pacific for 21 years. For the most recent nine years, he served as Executive Vice President and Chief Financial Officer of Union Pacific. He also served as a member of Union Pacific's Board of Directors.

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

Additional smaller United States manufacturing facilities owned by the Company are located in Tucson, Arizona, North Kansas City, Missouri, Grand Forks, North Dakota and Memphis, Tennessee. A new U.S. manufacturing facility located in Martinsburgh, West Virginia is expected to commence operations during 2000. The Company also owns or leases smaller international manufacturing facilities in Argentina, Australia, Chile, Columbia, Costa Rica, Fiji, Indonesia, Japan, Kenya, Mexico, Papua New Guinea, People's Republic of China, Philippines, Puerto Rico, Singapore, South Korea, Tanzania and Thailand.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company's manufacturing plants also serve as distribution centers. In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services. In the United States, the Company's sales associates are located in approximately 150 leased offices. Additional sales offices are located internationally.

The Company's corporate headquarters is comprised of three multi-storied buildings located adjacent to one another in downtown St. Paul, Minnesota. The main 19-story building was constructed to the Company's specifications and is leased through 2003. Thereafter, it is subject to multiple renewals at the Company's option. The second building is also subject to a long-term lease by the Company and the third building is owned. The corporate headquarters includes a state-of-the-art training center. The Company also owns a computer center in St. Paul and a research facility located in a suburb of St. Paul.

ITEM 3.  LEGAL PROCEEDINGS

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading "Environmental Considerations."

DISTRIBUTOR LITIGATION: As previously reported in the Company's Form 10-K for the year ended December 31, 1997, and in certain previous quarterly reports on Form 10-Q, ten distributors of the Company's Airkem Janitorial product line (a unit of the Professional Products Division) brought action in 1995 against the Company in Hennepin County District Court, Minnesota alleging 16 causes of action including anti-trust violations, breach of contract and breach of the Minnesota Franchise Act.

The Company has reached settlement with eight of the distributors on a basis which were not adversely material to the Company and paid $29,000 following a trial on one other case. The remaining distributor case is pending and not currently scheduled for trial. The Company has accrued best estimates of probable future costs.

LUBRICANT LITIGATION: Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996. The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever.

As previously reported in the Company's Form 10-Q for the quarter ended September 30, 1999, the Company had appealed the District Courts 1998 finding that the Company had infringed the two patents held by Diversey Lever. On September 10, 1999, the Federal Circuit Court of Appeals ruled against the Company on its appeal. On October 21, 1999, the Federal Circuit Court of Appeals ruled against the Company on its requests for rehearing and rehearing EN BANC.

The case will now be remanded back to the District Court for a trial on past damages. The Company continues to believe Diversey Lever's damage request will be in the range of $3,000,000 to $5,000,000. Diversey Lever is also requesting that damages be enhanced up to three times if willful infringement is found. The Company has accrued best estimates of probable future costs.

OTHER LITIGATION: The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. Accruals have been established reflecting management's best estimate of probable future costs relating to such matters and, in the opinion of management, the ultimate resolution of this litigation will not have a material adverse effect on the Company's results of operations, financial position or liquidity. However, the estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 1999.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

All per share and number of share data in Item 5, including dividends per share in Item 5(c), reflect a two-for-one stock split paid January 15, 1998 in the form of a 100% stock dividend to shareholders of record on December 26, 1997.

ITEM 5(a) MARKET INFORMATION

The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "ECL." The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of the Company's Common Stock on the consolidated transaction reporting system during 1999 and 1998 were as follows:

                    1999                         1998
                    ----                         ----
Quarter       High         Low           High           Low
-------       ----         ---           ----           ----

First       $41-1/4      $34-5/8       $29-5/8        $26-5/8

Second      $44-7/16     $34-11/16     $33            $28-3/16

Third       $43-7/8      $31-11/16     $33-29/256     $27-1/8

Fourth      $39-1/4      $32-1/2       $38            $26-1/8



The closing stock price on March 1, 2000 was $28-7/8.

ITEM 5(b) HOLDERS

On March 1, 2000, the Company had 5,559 holders of Common Stock of record.

ITEM 5(c) DIVIDENDS

Quarterly cash dividends customarily are paid on the 15th of January, April, July and October. Dividends of $0.095 per share were declared in February, May and August, 1998. Dividends of $0.105 per share were declared in December, 1998 and February, May and August, 1999. A dividend of $0.12 per share was declared in December 1999.

ITEM 6.  SELECTED FINANCIAL DATA

The comparative data for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" located on pages 58 and 59 of the Annual Report, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The material appearing under the heading entitled "Financial Discussion," located on pages 32 through 41 of the Annual Report, is incorporated herein by reference.

ITEM 7(a) QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into contractual arrangements (derivatives) in the ordinary course of business to manage foreign currency exposure and interest rate risks. The Company does not enter into derivatives for trading purposes. The Company's use of derivatives is subject to internal policies which provide guidelines for control, counterparty risk and ongoing monitoring and reporting.

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

Based on a sensitivity analysis (assuming a 10% adverse change in market rates) of the Company's foreign exchange and interest rate derivatives and other financial instruments outstanding at December 31, 1999, changes in exchange rates or interest rates would not materially affect the Company's results of operations, financial position or liquidity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and material which are an integral part of the financial statements listed under Item 14 I(1) below and located on pages 42 through 57 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The biographical material regarding directors and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located in the Proxy Statement appearing under the heading entitled "Election of Directors," is incorporated herein by reference. Information regarding executive officers is presented under the heading "Executive Officers of the Company" in Part I of this Report on pages 12 through 14.

ITEM 11.  EXECUTIVE COMPENSATION

The material appearing under the heading entitled "Executive Compensation" located in the Proxy Statement is incorporated herein by reference. However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(9), the material appearing under the headings entitled "Report of the Compensation Committee on Executive Compensation" and "Comparison of Five Year Cumulative Total Return" located in the Proxy Statement is not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material appearing under the headings entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" located in the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company's voting securities as more fully described in the Company's Proxy Statement under the heading "Stockholder Agreement," which is incorporated herein by reference.

A total of 800,699 shares of Common Stock held by the Company's current directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by directors and executive officers of the Company as of March 1, 2000, which are actually issued and outstanding.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The material appearing under the headings entitled "Certain Transactions," "Stockholder Agreement" and "Company Transactions" located in the Proxy Statement and the biographical material located in the Proxy Statement appearing under the heading entitled "Election of Directors" pertaining to Messrs. Roland Schulz, Hugo Uyterhoeven and Albrecht Woeste, is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

I(1). The following financial statements of the Company, included in the Annual Report, are incorporated in Item 8 hereof.

                  (i) Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997, Annual Report page 42.

                  (ii) Consolidated Balance Sheet at December 31, 1999, 1998 and 1997, Annual Report page 43.

                  (iii) Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998 and 1997, Annual Report page 44.

                  (iv) Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997, Annual Report page 45.

                  (v) Notes to Consolidated Financial Statements, Annual Report pages 46 through 56.

                  (vi)     Report of Independent Accountants, Annual Report page
                           57.

I(2). The following financial statement schedule to the Company's financial statements listed in Item 14 I(1) for the years ended December 31, 1999, 1998 and 1997 located on page

            33 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 31 hereof, are filed as part of this Report.

                  (i) Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997.

                  All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3). The following financial statements of the Henkel-Ecolab Joint Venture located on pages 34 to 58 hereof, are filed as part of this Report.

                  (i)      (a)      Report of Independent Accountants -
                                    PricewaterhouseCoopers Gesellschaft mit
                                    beschrankter Haftung
                                    Wirtschaftsprufungsgesellschaft.

                           (b) Report of Independent Accountants - KPMG Deutsche Treuhand-Gesellschaft
                                    Aktiengesellschaft
                                    Wirtschaftsprufungsgesellschaft.

                  (ii) Combined Statements of Income and Comprehensive Income for the years ended November 30, 1999, 1998 and 1997.

                  (iii)    Combined Balance Sheets at November 30, 1999 and
                           1998.

                  (iv) Combined Statements of Cash Flows for the years ended November 30, 1999, 1998 and 1997.

                  (v) Combined Statements of Equity for the years ended November 30, 1999, 1998 and 1997.

                  (vi)     Notes to the Combined Financial Statements.

I(4). The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14 I(3) for the years ended November 30, 1999, 1998 and 1997 located on page 59 hereof, and the Report of the Independent Accountants on page 34 hereof are filed as part of this Report.

                  (i) Schedule -- Valuation and Qualifying Accounts and Reserves for the years ended November 30, 1999, 1998 and 1997.

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

                  B. By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

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

                  D. Note Agreement dated as of October 1, 1991 relating to $100,000,000 9.68% Senior Notes Due October 1, 2001 between the Company and the insurance companies named therein Incorporated by reference to Exhibit
                           (4)F of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

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

                  (9) Amended and Restated Stockholder's Agreement - See Exhibit (10) P(v) hereof.

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

                  C. Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan - Incorporated by reference to Exhibit (10)C of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

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

                  E.       (i)      1995 Non-Employee Director Stock Option Plan
                                    - Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1994.

                           (ii) Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.

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

                  H.       (i)      Ecolab Executive Death Benefits Plan, as
                                    amended and restated effective March 1, 1994
                                    - Incorporated by reference to Exhibit (10)J of the Company's Form 10-K Annual Report for the year ended December 31, 1994. See also
                                    Exhibit (10)N hereof.

                           (ii) Amendment No. 1 to Ecolab Executive Death Benefits Plan - Incorporated by reference to Exhibit (10)H(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

                           (iii) Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

                  I. Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)N hereof.

                  J. Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

                  K.       (i)      Ecolab Supplemental Executive Retirement
                                    Plan, as amended and restated effective July
                                    1, 1994 - Incorporated by reference to
                                    Exhibit (10)M(i) of the Company's 10-K
                                    Annual Report for the year ended December
                                    31, 1994. See also Exhibit (10)N hereof.

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

                           (iv) Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)K(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

                  L.       (i)      Ecolab Mirror Savings Plan, as amended and
                                    restated effective September 1, 1994 -
                                    Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also
                                    Exhibit (10)N hereof.

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

                           (iv) Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997 - Incorporated by reference to Exhibit
                                    (10)L(iv) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1998.

                           (v) Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998 - Incorporated by reference to Exhibit
                                    (10)L(v) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1998.

                  M.       (i)      Ecolab Mirror Pension Plan effective July 1,
                                    1994 - Incorporated by reference to Exhibit
                                    (10)O(i) of the Company's Annual Report on
                                    Form 10-K for the year ended December 31, 1994. See also Exhibit (10)N hereof.

                           (ii) First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit
                                    (10)O(ii) of the Company's Annual Report on
                                    Form 10-K for the year ended December 31, 1994.

                           (iii) Second Declaration to Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit
                                    (10)O(iii) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1995.

                           (iv) Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998
                                    - Incorporated by reference to Exhibit
                                    (10)M(iv) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1998.

                  N.       (i)      Ecolab Inc. Administrative Document for
                                    Non-Qualified Benefit Plans - Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994.

                           (ii)     Amendment No. 1 to the Ecolab Inc.
                                    Administrative Document for Non-Qualified
                                    Benefit Plans effective July 1, 1997 -
                                    Incorporated by reference to Exhibit
                                    (10)N(ii) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1998.

                           (iii) First Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997 - Incorporated by reference to Exhibit (10)N(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

                           (iv) Third Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1999.

                  O. 1999 Ecolab Inc. Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)O of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

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

                           (iii) Amendment to the Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 13, 1994 - Incorporated by reference to Exhibit (10) P
                                    (iii) of the Company's Form 10-K Annual
                                    Report for the year ended December 31, 1998.

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

                      Q.   Description of Ecolab Management Incentive Plan.

                  (13) Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 which are incorporated by reference into Parts I, II and IV hereof.

                  (21)     List of Subsidiaries as of March 1, 2000.

                  (23)A. Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 32 hereof is filed as a part hereof.

                      B. Consent of PricewaterhouseCoopers Gesellschaft mit beschrankter Haftung Wirschaftsprufungsgesellschaft.

                      C. Consent of KPMG Deutsche Treuhand-Gesellschaft Aktiengesellschaft Wirtschaftsprufungsgesellschaft.

                  (24)     Powers of Attorney.

                  (27)     Financial Data Schedule for year ended December 31,
                           1999.


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

 (10)L.       Ecolab Mirror Savings Plan.

 (10)M.       Ecolab Mirror Pension Plan.

 (10)N.       The Ecolab Inc. Administrative Document for Non-Qualified Benefit
              Plans.

 (10)O.       Ecolab Management Performance Incentive Plan.

 (10)Q.       Ecolab Management Incentive Plan.

III.        Reports on Form 8-K:

            No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of March, 2000.

                                   ECOLAB INC.
                                   (Registrant)

                                   By /s/ Allan L. Schuman
                                      --------------------------------
                                      Allan L. Schuman, Chairman of the Board,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 13th day of March, 2000.

/s/ Allan L. Schuman                    Chairman of the Board,
------------------------------          President and Chief Executive Officer
Allan L. Schuman                        (Principal Executive Officer
                                        and Director)


/s/ L. White Matthews, III              Executive Vice President and
------------------------------          Chief Financial Officer
L. White Matthews, III                  (Principal Financial Officer
                                        and Director)


/s/ Steven L. Fritze                    Vice President and Controller
------------------------------          (Principal Accounting Officer)
Steven L. Fritze

/s/ Kenneth A. Iverson                  Directors
------------------------------
Kenneth A. Iverson
as attorney-in-fact for
Les S. Biller, Ruth S. Block,
Jerry A. Grundhofer, James J. Howard,
William L. Jews, Joel W. Johnson,
Jerry W. Levin, Robert L. Lumpkins,
Reuben F. Richards, Richard L. Schall,
Roland Schulz, Hugo Uyterhoeven and
Albrecht Woeste

                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.

Our audits of the consolidated financial statements referred to in our report dated February 28, 2000 appearing in the 1999 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14.I(2)(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP


Saint Paul, Minnesota
February 28, 2000

                      CONSENT OF PRICEWATERHOUSECOOPERS LLP
                          TO INCORPORATION BY REFERENCE






We consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 33-26241;
33-34000; 33-56151; 333-18627; 33-39228; 33-56125; 333-70835; 33-60266;
333-95041; 33-65364; 33-59431; 333-18617; 333-79449; 333-21167; 333-35519;
333-40239; 333-95037; 333-50969; and 333-62183) and Form S-3 (Registration
No. 333-14771) of our report dated February 28, 2000 relating to the consolidated financial statements of Ecolab Inc. as of December 31, 1999, 1998 and 1997 and for the years then ended, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 28, 2000 relating to the financial statement schedule of Ecolab Inc. as of December 31, 1999, 1998 and 1997 for the years then ended, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP




Saint Paul, Minnesota
March 13, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                   ECOLAB INC.
                                 (In Thousands)

------------------------------------------------------------------------------------------------------------
               COL. A                COL. B                   COL. C              COL. D          COL. E
------------------------------------------------------------------------------------------------------------
                                                           Additions
-----------------------------------------------   -------------------------   ------------------------------
                                    Balance at     Charged to     Charged                         Balance
                                    Beginning      Costs and      to Other                        at End
             Description            of Period      Expenses       Accounts     Deductions (A)    of Period
------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts:


   Year Ended December 31, 1999      $12,893        $14,385         $ 44          $(6,353)        $20,969

   Year Ended December 31, 1998      $10,878        $ 8,090         $438          $(6,513)        $12,893

   Year Ended December 31, 1997      $ 9,343        $ 6,644         $ 58          $(5,167)        $10,878




(A) Uncollectible accounts charged off, net of recovery of accounts previously written off.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Henkel-Ecolab


In our opinion, the combined financial statements listed in the index appearing under Item 14.I(3) of this Form 10-K present fairly, in all material respects, the financial position of Henkel-Ecolab at November 30, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended November 30, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14.I(4) of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/Pricewaterhouse Coopers GmbH
-------------------------------
PricewaterhouseCoopers
Gesellschaft mit beschrankter Haftung
Wirtschaftsprufungsgesellschaft
January 28, 2000

                          Independent Auditors' Report

The Board of Directors

Henkel-Ecolab Joint Venture:

We have audited the combined statements of income, equity, and cash flows of Henkel-Ecolab Joint Venture for the year ended November 30, 1997. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with German generally accepted auditing standards which in all material respects are similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of the Henkel-Ecolab Joint Venture for the year ended November 30, 1997 in conformity with accounting principles generally accepted in the United States.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in the Financial Statement Schedule: Valuation and Qualifying Accounts and Reserves for the year ended November 30, 1997 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Dusseldorf, Germany

January 23, 1998

KPMG DEUTSCHE TREUHAND-GESELLSCHAFT
AKTIENGESELLSCHAFT
WIRTSCHAFTSPRUFUNGSGESELLSCHAFT

/s/ Stefan Haas             /s/ Bernhard Momken
---------------             -------------------
Stefan Haas                 Bernhard Momken
Wirtschaftsprufer           Wirtschaftsprufer

HENKEL ECOLAB


COMBINED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                 Twelve Months ended      Twelve Months ended  Twelve Months ended
(Thousands DM)                                    November 30, 1999        November 30, 1998     November 30, 1997
------------------------------------------------------------------------------------------------------------------
Net Sales                                                 1,703,218                1,596,572             1,447,443
Cost of Sales                                               747,702                  713,535               640,396
Selling, General and Administrative Expenses                786,993                  736,197               671,635
Royalties to Parents                                         14,959                   26,568                24,372
------------------------------------------------------------------------------------------------------------------
Operating Income                                            153,564                  120,272               111,040
Other Expenses / Income, net                                  3,783                    3,759                 2,065
------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                  149,781                  116,513               108,975
Provision for Income Taxes                                   65,128                   48,421                51,267
------------------------------------------------------------------------------------------------------------------
Net Income                                                   84,653                   68,092                57,708
                                                             ------                   ------                ------
Other Comprehensive Income:
Foreign Currency Translation Adjustments                      7,530                   (4,992)                  797
Minimum Pension Liability Adjustments                         1,013                     (958)                 (392)
Income Tax (Expense)  / Benefit  Related to
Minimum Pension Liability Adjustments                          (456)                     431                   174
------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, net of Tax                        8,087                   (5,519)                  579
------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                         92,740                   62,573                58,287
                                                             ------                   ------                ------

See accompanying Notes to Combined Financial Statements

HENKEL ECOLAB


COMBINED BALANCE SHEETS
                                                           November 30,         November 30,
(Thousands DM)                                                   1999                 1998
-------------------------------------------------------------------------------------------
Assets

Cash and Cash Equivalents                                       11,807               20,375
Accounts Receivable, net                                       382,734              324,140
Accounts Receivable from Related Parties                        11,205               11,133
Loans to Related Parties                                        10,152                7,342
Inventories                                                    203,926              196,807
Prepaid Expenses and Other Current Assets                       53,746               56,519
Deferred Taxes                                                   7,029                7,380
-------------------------------------------------------------------------------------------
     Current Assets                                            680,599              623,696
-------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                             188,244              183,381
Intangible and Other Assets, net                               129,502              110,341
Deferred Taxes                                                  27,114                9,473
-------------------------------------------------------------------------------------------
     Total Assets                                            1,025,459              926,891
                                                             ---------              -------
-------------------------------------------------------------------------------------------
Liabilities and Equity

Accounts Payable                                               122,647              106,839
Accounts Payable to Related Parties                             15,835               17,808
Accrued Liabilities                                            208,224              189,599
Income Taxes Payable                                            72,249               47,309
Deferred Taxes                                                     887                    -
Current Portion of Long Term Debt                                  657                  657
Short Term Debt                                                 47,430               49,066
Current Portion of Employee Benefit Obligations                  9,611                9,000
-------------------------------------------------------------------------------------------
     Current Liabilities                                       477,540              420,278

     Contingent Liabilities
-------------------------------------------------------------------------------------------
Employee Benefit Obligations, less Current Portion             131,733              121,661
Long Term Debt, less Current Maturities                          4,108                4,768
Deferred Taxes                                                   7,195                2,747
-------------------------------------------------------------------------------------------
Combined Equity

Contributed Capital                                            167,270              165,889
Retained Earnings                                              253,912              235,934
Other Accumulated Comprehensive Income                         (16,299)             (24,386)
                                                        ---------------      ---------------
                                                               404,883              377,437
-------------------------------------------------------------------------------------------
     Total Liabilities and Equity                            1,025,459              926,891
                                                             ---------              -------

See accompanying Notes to Combined Financial Statements

HENKEL ECOLAB


COMBINED STATEMENTS OF CASH FLOWS

                                                            Twelve Months ended    Twelve Months ended    Twelve Months ended
(Thousands DM)                                                November, 30 1999      November, 30 1998      November, 30 1997
----------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                              84,653                 68,092                 57,708

ADJUSTMENTS TO RECONCILE NET INCOME TO CASH
PROVIDED BY OPERATING ACTIVITIES
Depreciation and Amortization                                           87,686                 74,534                 64,556
Equity in Income of Affiliated Company                                    (571)                (1,421)                  (406)
Provision for Doubtful Accounts and Other                                4,222                  9,325                  6,668
Gain on Sale of Property and Equipment                                  (1,233)                  (976)                  (996)
Deferred Income Taxes                                                  (11,955)                 2,162                 (3,509)

CHANGES IN OPERATING ASSETS AND LIABILITIES
(Increase) in Accounts Receivable                                      (60,144)                (6,926)               (45,557)
(Increase) Decrease in Accounts Receivable from Related Parties            (72)                 2,081                 (2,038)
(Increase) Decrease in Inventories                                      (9,444)               (11,449)                 5,092
Increase in Accounts Payable and Accrued Liabilities                    25,780                 12,199                  2,530
(Decrease) Increase in Accounts Payable to Related Parties              (1,973)               (14,032)                14,724
Increase (Decrease) in Income Taxes Payable                             26,299                 (7,291)                17,597
Decrease (Increase) in Prepaid Expenses and Other Current Assets         3,005                (16,628)                (7,619)
Increase in Employee Benefit Obligations                                 9,946                  1,418                 15,802
                                                                  -------------        --------------           ------------
Cash Provided by Operating Activities                                  156,199                111,088                124,552
                                                                  -------------        --------------           ------------
INVESTING ACTIVITIES
Expenditures for Property and Equipment                                (80,659)               (74,847)               (72,764)
Expenditures for Intangible and Other Assets                           (19,626)               (28,534)                (4,662)
Proceeds from Investment in Affiliated Company                             571                    700                     -
Purchase of Businesses Net of Cash Acquired                            (15,535)               (32,748)               (32,961)
Proceeds from Sale of Property and Equipment                            15,859                  9,989                 12,374
                                                                  -------------        --------------           ------------
Cash Used for Investing Activities                                     (99,390)              (125,440)               (98,013)
                                                                  -------------       ---------------           ------------
FINANCING ACTIVITIES

(Repayments) Proceeds from Bank Debt, net                               (2,296)                24,755                (48,672)
Proceeds from Capital Contributions, net                                 1,381                  1,670                  1,515
(Decrease) in Loans from Related Parties                                   -                   (1,159)                (6,286)
(Increase) Decrease in Loans to Related Parties                         (2,810)                  (448)                 1,113
Dividends paid                                                         (68,092)               (22,204)               (67,045)
                                                                  -------------        --------------           ------------
Cash (Used for) Provided by Financing Activities                       (71,817)                 2,614               (119,375)
                                                                  -------------        --------------           ------------
EFFECT OF EXCHANGE RATE CHANGES ON NET CASH                              6,440                 (2,120)                 1,424
                                                                  -------------        --------------           ------------
(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (8,568)               (13,858)               (91,412)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        20,375                 34,233                125,645
                                                                  -------------        --------------           ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              11,807                 20,375                 34,233
                                                                  =============        ==============           ============

See accompanying Notes to Combined Financial Statements

HENKEL ECOLAB

COMBINED STATEMENTS OF EQUITY

(Thousands DM)

                             Contributed       Retained        Cumulative        Cumulative
                               Capital         Earnings          Foreign          Minimum                 Total
                                                                Currency          Pension
                                                               Translation       Liability
                                                                                 Adjustment
                             ---------------------------------------------------------------------------------------
Balance
November 30, 1996                 162,704          137,068          (19,446)                                280,326

Net Income                                          57,708                                                   57,708

Dividends                                           (4,730)                                                  (4,730)

Contributions                       1,515                                                                     1,515

Minimum Pension Liability                                                                (218)                 (218)

Translation
Adjustment                                                              797                                     797
                             ---------------------------------------------------------------------------------------
Balance
November 30, 1997                 164,219          190,046          (18,649)             (218)              335,398
,
Net Income                                          68,092                                                   68,092

Dividends                                          (22,204)                                                 (22,204)

Contributions                       1,670                                                                     1,670

Minimum Pension Liability                                                                (527)                 (527)

Translation
Adjustment                                                           (4,992)                                 (4,992)
                             ---------------------------------------------------------------------------------------
Balance
November 30, 1998                 165,889          235,934          (23,641)             (745)              377,437

Net Income                                          84,653                                                   84,653

Dividends                                          (66,675)                                                 (66,675)

Contributions                       1,381                                                                     1,381

Minimum Pension Liability                                                                 557                   557

Translation
Adjustment                                                            7,530                                   7,530
                             ---------------------------------------------------------------------------------------
Balance
November 30, 1999                 167,270          253,912          (16,111)             (188)              404,883


See accompanying Notes to Combined Financial Statements

    1. DESCRIPTION OF BUSINESS

    Henkel Ecolab (the "Company" or the "Joint Venture") is a leading European company providing total cleaning and hygiene systems and service solutions to institutional and industrial companies. See Basis of Presentation within
    Note 2 of the combined financial statements. The Company's offerings include detergents, sanitation cleaners, dosing and measuring equipment, cleaning machines, training and service. Customers include hotels and restaurants; food service, healthcare and educational facilities; commercial laundries; light industry; dairy plants and farms as well as food and beverage processors throughout Europe.

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

    ACQUISITIONS

    Gibson Acquisition: In May 1999, the Company acquired certain assets of Gibson UK Limited for a cash price of approximately TDM 16,089 from Ecolab. Gibson, located in Reading, England, provides warewashing and surface hygiene products and services for customers in the retail markets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Gibson are included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. The excess of purchase price over the fair market value of net assets acquired has been allocated to goodwill in the amount of TDM 17,658 and is being amortized over 15 years.

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

    Ecosan Acquisition: In September 1997 and in December 1997, the Company acquired 75% and 25%, respectively, of the outstanding shares of Ecosan Hygiene GmbH (Ecosan) for a cash price of TDM 37,600 (TDM 28,200 in September 1997 and TDM 9,400 in December 1997). Ecosan, located in Hanau, Germany, distributes institutional products and services in Germany. The acquisition of Ecosan was recorded under the purchase method of accounting, and, accordingly, the results of operations of Ecosan for the period from September 16, 1997 are included in the accompanying financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value at the date of acquisition. The excess of purchase price over fair value of the assets and liabilities has been allocated to goodwill in the amount of TDM 36,486 (TDM 27,153 as of November 30, 1997) and is being amortized over 15 years.

    The Company made additional acquisitions during the fiscal years ended November 30, 1999 and 1998; the impact of which was immaterial to the combined financial statements.

    2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The financial statements are presented on a combined basis in accordance with the generally accepted accounting principles in the United States. The Joint Venture is comprised of various entities. These entities have varying legal structures, including stock corporations, limited liability corporations and partnerships formed under the applicable laws in the jurisdictions in which the Joint Venture operates. These entities are owned beneficially by identical shareholders or their wholly- owned subsidiaries and are, therefore, considered entities under common control. All significant intergroup or affiliated company accounts and transactions have been eliminated in combination. The Joint Venture's fiscal year end has been designated as November 30.

    FOREIGN CURRENCY TRANSLATION

    The accounts of all foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency, except for three countries where, due to hyperinflation, the functional currency (for one country since 1994 and two beginning in 1998) has been changed to the German Mark. With the exception of the hyperinflation countries, assets and liabilities are translated into German Marks, the Company's reporting currency, at period-end exchange rates. Income statement accounts are translated to German Marks at the average rates of exchange prevailing during the year.

    Net unrealized exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses arising from foreign currency transactions during the year are included in the related income statement category.

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

    INVENTORIES

    Inventories are stated at the lower of cost or market with cost determined using the first-in first-out and average cost methods.

    PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment are stated at historical cost. Merchandising equipment consists primarily of various systems for dispensing cleaning and sanitizing products. Depreciation and amortization are charged to operations using the straight-line and declining balance methods over the following estimated useful lives:

    Buildings and improvements                          8 to 40 years
    Machinery and equipment                             3 to 20 years
    Furniture, fixtures and merchandising equipment     3 to 16 years

    Leasehold improvements are amortized on a straight-line basis over a period which is the lesser of the useful life of the asset or the remaining term of the associated lease. Betterments, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance costs are expensed. The cost and accumulated depreciation / amortization applicable to the assets retired or disposed of are removed from the accounts and any gain or loss is reflected in the Company's net income in the year of disposal.

    Total depreciation expense for property, plant and equipment amounted to TDM 65,083, TDM 60,948, and TDM 53,320 for the years ended November 30, 1999, 1998 and 1997, respectively.

    INTANGIBLE ASSETS

    Intangible assets primarily consist of goodwill, capitalized software, concessions and licenses. These assets are amortized on a straight-line basis over their estimated lives, periods from 3 to 15 years. Total amortization expense for all intangible assets amounted to TDM 22,603, TDM 13,586 and TDM 11,188 during the years ended November 30, 1999, 1998, 1997, respectively.

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

    ADVERTISING COSTS

    The Company expenses the production costs of advertising in the period in which the costs are incurred. Advertising expenses were TDM 38,504, TDM 35,696 and TDM 34,113 for the years ended November 30, 1999, 1998 and 1997, respectively.

    USE OF ESTIMATES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

    NEW ACCOUNTING PRONOUNCEMENTS

    During 1999, the Company adopted Statement of Financial Accounting Standards No 130, "Reporting Comprehensive Income". The standard requires the display and reporting of comprehensive income, which includes all changes in combined equity with the exception of additional investments by shareholders or distributions to shareholders. Comprehensive income for the Company includes net income, foreign currency translation and minimum pension liability adjustment that is charged or credited to the cumulative translation and minimum pension liability adjustment accounts, respectively, within combined equity.

    On June 16, 1998 the FASB issued Statement of Financial Accounting Standards
    (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment,
    (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, and available-for-sale security, or a foreign-currency-denominated forecasted transaction. Management expects to adopt FAS 133 in the first quarter of the fiscal year ended November 30, 2001 and is in the process of evaluating the impact on the financial statements of adoption of this Statement.

    REVENUE RECOGNITION

    Substantially all revenue is recognized when products are shipped to customers or distributors.

    RECLASSIFICATION

    Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications had no effect on previously reported net income or combined equity.

3. BALANCE SHEET INFORMATION

(Thousands DM)                                                      November 30,          November 30,
                                                                        1999                  1998
-----------------------------------------------------------------------------------------------------------------------------
ACCOUNTS RECEIVABLE,
Accounts Receivable, Trade                                               401,784               341,458
Allowance for Doubtful Accounts                                           19,050                17,318
                                                                    -------------         -------------
                                                                         382,734               324,140
                                                                        --------              --------

INVENTORIES
Raw Materials                                                             40,922                41,550
Work in Process                                                            8,945                11,075
Finished Goods                                                           154,059               144,182
                                                                    -------------         -------------
    Total                                                                203,926               196,807
                                                                         -------               -------

PROPERTY, PLANT AND EQUIPMENT, NET
Land                                                                       5,750                 6,612
Buildings and Improvements                                                79,604                77,437
Machinery and Equipment                                                  162,420               147,417
Merchandising Equipment and Other                                        309,016               273,305
Construction in Progress                                                   4,641                 9,539
                                                                    -------------         -------------
                                                                         561,431               514,310
Accumulated Depreciation and Amortization                                373,187               330,929
                                                                    -------------         -------------
    Total                                                                188,244               183,381
                                                                         -------               -------

INTANGIBLE AND OTHER ASSETS, NET
Goodwill on Acquisitions prior to July 1,1991                             20,941                20,941
Goodwill on Acquisitions after July 1,1991                               101,951                79,850

Other  Intangible  Assets,  including  Capitalized                        86,594                64,803
Computer Software
Additional Minimum Pension Liability                                       4,824                 5,123
                                                                    -------------         -------------
                                                                         214,310               170,717
Accumulated Amortization                                                  91,511                66,550
                                                                    -------------         -------------
     Total Intangible Assets, net                                        122,799               104,167
Other Assets, net                                                          6,703                 6,174
                                                                    -------------         -------------
     Total                                                               129,502               110,341
                                                                         -------               -------

    4. RELATED PARTY TRANSACTIONS

    The Joint Venture has entered into various contractual arrangements, including those discussed in the following paragraphs, for the supply of products, the performance of general and administrative services and the transfer of technology.

    Certain Joint Venture entities purchase institutional and industrial hygiene products (primarily finished goods inventories) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements allow these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Henkel also provides certain Joint Venture entities with elective services which include, but are not limited to, general administration, payroll administration, accounting and research and development. The costs of services are charged by Henkel on a monthly basis and may not reflect the costs which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Related party purchases and fees incurred by the Joint Venture in consideration for these services totaled TDM 231,754, TDM 227,768 and TDM 236,148 for the years ended November 30, 1999, 1998, and 1997, respectively.

    Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for the payment of royalties as a percentage of third party sales. Effective January 1, 1999 the parent companies agreed to reduce the royalty paid by the Joint Venture from 2% to 1% of net sales (as defined). Royalty expense related to this technology transfer agreement amounted to TDM 14,959, TDM 26,568 and TDM 24,372 during the twelve month periods ended November 30, 1999, 1998 and 1997, respectively.

    The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an overdraft basis and through short term loans of no more than 3 months. There is currently no maximum level of borrowing specified under these agreements. The interest rate basis for both arrangements is the Euro London Interbank Offering Rate (EURO-LIBOR). At November 30, 1999 the interest rates were 3.125% for German Mark overdrafts and 3.56 % for 3 month short term German Mark loans. On overdrafts, approximately 0.5 percentage points are paid to compensate Henkel for administration costs.

    At November 30, 1999 and 1998 loans receivable from Henkel and its subsidiaries totaled TDM 10,152 and TDM 7,342, respectively. The fair values of related party loans receivable and payable approximate book value.

    During 1997, the Joint Venture began to charge the parents for certain costs incurred on behalf of the parents which by their nature are not arm's length. The Joint Venture has reflected such costs, net of tax, in the amount of TDM 1,381, TDM 1,670 and TDM 1,515 as contributed capital for the years ended November 30, 1999, 1998 and 1997, respectively.

5. INCOME TAXES
The components of income before income taxes and the provision for income taxes for the years ended November 30, 1999, 1998 and 1997, respectively, are as follows:


                                      1999        1998       1997
                                      ----        ----       ----
                                       TDM         TDM        TDM
Income before income taxes:
Domestic                            35,757      19,466     23,887
Foreign                            114,024      97,047     85,088
                                  --------    --------   --------
Total                              149,781     116.513    108,975
                                  ========    ========   ========

Income tax provision (benefit):
Current
   Domestic                         23,051       8,856     17,627
   Foreign                          53,878      37,403     37,149
                                  --------    --------   --------
Total current                       76,929      46,259     54,776

Deferred
   Domestic                         (3,346)      2,063       (113)
   Foreign                          (8,455)         99     (3,396)
                                  --------    --------   --------
Total deferred                     (11,801)      2,162     (3,509)

Total income tax provision          65,128      48,421     51,267
                                  ========    ========   ========

The components of the Joint Venture's overall net deferred tax asset at November 30:


                                                    1999       1998
                                                    ----       ----
                                                     TDM        TDM
    Deferred tax assets:
    Tax loss carry forwards                         2,958     7,705
    Accrued expenses                               10,474     4,668
    Inventory valuation reserves                    2,709     4,169
    Accounts receivable reserves                    1,825     1,106
    Pension provision                              14,241     8,530
    Investment in affiliated company                  0       1,158
    Depreciation on fixed assets                    3,251     5,074
    Other                                              42     1,445
                                                 ------------------
    Total deferred tax assets                      35,500    33,855
    Valuation allowance                            (1,357)  (11,693)
                                                   -----------------
    Total deferred tax assets,
    net of valuation allowance                     34,143    22,162
                                                   ----------------
    Deferred tax liabilities:
    Amortization on intangible assets              (1,474)   (1,187)
    Depreciation on fixed assets                   (6,144)   (4,158)
    Other                                            (464)   (2,711)
                                                   -----------------
    Total deferred tax liabilities                 (8,082)   (8,056)
                                                   -----------------
    Net deferred tax asset                         26,061    14,106
                                                 ===================

At November 30, 1999 and 1998, the Joint Venture had net foreign operating loss carry forwards for tax purposes of approximately

TDM 10,233 and TDM 24,297, respectively. A significant portion of these losses have an indefinite carry forward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 1999 and 1998. During 1999, 1998 and 1997, the valuation allowance increased/(decreased) by TDM (10,336), TDM (3,757) and TDM 5,063, respectively.

A reconciliation of the weighted average European effective tax rate to the effective income tax rate is as follows:


                                            1999      1998      1997
                                            ----      ----      ----
    Weighted average European
    statutory rate                          39.7      38.8      39.7
    Non deductible items,
    principally goodwill                     4.5       0.8       0.1
    Provision for tax examinations           6.3       1.0       4.6
    Deferred taxes refundable to
    parent                                   1.1       1.0       0.2
    Change in valuation allowance           (6.8)     (3.2)      4.6
    Other                                   (1.3)      3.2      (2.2)
                                            -----     -----     -----
    Effective income tax rate               43.5%     41.6%     47.0%
                                            =====     =====    ======


The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture.

Cash paid for taxes for the years ended November 30, 1999, 1998 and 1997 was TDM 51,980, TDM 35,897 and TDM 32,756, respectively.

6. PENSION AND OTHER BENEFIT PLANS

Henkel Ecolab sponsors several pension plans for its employees throughout Europe including Germany, France, Netherlands, Belgium, Turkey, Greece, the United Kingdom, Italy, Spain, Austria, Slovenia, Norway, Switzerland and Ireland.

The following tables provide a reconciliation of the changes in the plans benefit obligations and fair value of assets over the two year period ended November 30, 1999 and November 30, 1998 and a statement of the funded status as of November 30, 1999 and November 30, 1998 of both years with the exception of the Italian termination indemnity plan:


                                                     1999        1998
                                                     ----        ----
                                                      TDM         TDM
    Reconciliation of benefit obligation:
    Obligation at December 1, 1998
    and 1997, respectively                        228,867     204,673
    Service cost                                   11,144       9,100
    Interest cost                                  11,966      11,187
    Participant contributions                       1,759         999
    Actuarial (gain) loss                          (2,952)     12,717
    Prior service cost                                612      (2,723)
    Acquisitions                                    5,533        0
    Benefit payments                               (7,408)     (5,773)
    Foreign currency translation adjustment         3,374      (1,313)
                                                    -----       ------
    Obligation at November 30,                    252,895     228,867
                                                  =======     =======

                                                     1999        1998
                                                     ----        ----
                                                      TDM         TDM

    Reconciliation of fair value of plan assets:
    Fair value of plan assets at December 1, 1998
    and 1997, respectively                        101,565      82,209
    Actual return on plan assets                    7,794      11,508
    Acquisitions                                    4,243        0
    Company contribution                            9,853      13,846
    Participant contribution                        1,759         999
    Benefits payments                              (7,408)     (5,773)
    Foreign currency translation adjustment         3,654      (1,224)
                                                  -------      -------
    Fair value of plan assets at November 30,     121,460     101,565
                                                  =======     =======

                                                     1999        1998
                                                     ----        ----
                                                      TDM         TDM
    Funded status:
    Funded status as of November 30,             (131,435)   (127,302)
    Unrecognized transition obligation              7,232       7,529
    Unrecognized prior service cost                (1,877)     (2,196)
    Unrecognized net (gain) loss                      578       7,295
                                                  --------  ---------
    Net amount recognized                        (125,502)   (114,674)
                                                 ========    =========

The following table provides the amounts recognized in the statement of financial position as of November 30, 1999 and November 30,1998:


                                              1999        1998
                                              ----        ----
                                               TDM         TDM

    Accrued benefit liability             (130,514)   (120,542)
    Italy termination indemnity plan       (10,830)    (10,119)
                                           --------    --------
    Employee benefit obligation           (141,344)   (130,661)

    Intangible asset                         4,824       5,123
    Accumulated other comprehensive income     188         745
                                               ---         ---
    Additional minimum pension liability,
    net of tax                               5,012       5,868

    Net amount recognized                 (136,332)   (124,793)
                                          =========    =======

Included within the Employee Benefit Obligation in the balance sheet is the Italian termination indemnity plan which provides a benefit that is payable upon termination of employment virtually in all cases of termination. This plan has no assets and is not included within the pension disclosures provided within this footnote with the exception of the information provided above.

The following table provides the components of net periodic cost for the plans for the fiscal years ended November 30, 1999, 1998 and 1997:


                                           1999      1998      1997
                                           ----      ----      ----
                                            TDM       TDM       TDM

    Components of net periodic pension
    cost:
    Service cost                         11,144     9,100      8,224
    Interest cost                        11,966    11,187     10,429
    Expected return on plan assets       (6,220)   (4,807)    (4,178)

    Amortization of transition
    Obligation                              729       674        774
    Amortization of net loss (gain)        (143)       44        (95)
    Amortization of prior service cost      101       (56)        89
                                         ------    -------    ------
    Net amortization                        687       662        768

    Net  periodic pension cost           17,577    16,142     15,243
                                         ======    =======    ======

Pursuant to the provisions of Statement Of Financial Accounting Standards
No. 87 "Employer`s Accounting for Pensions", the Company has recorded an additional pension liability adjustment, net of tax of TDM 5,012 and TDM 5,868 as of November 30, 1999 and 1998, respectively, representing the amount by which the accumulated benefit obligation over the fair value of plan assets exceeded the accrued pension liability for certain German pension plans.

The accumulated benefit obligation for these German plans was TDM 97,107 at November 30, 1999 and TDM 90,069 at November 30, 1998.

The following amounts, net of tax, have been included within other comprehensive income arising from a change in the additional minimum pension liability for the year ended November 30, 1999, 1998 and 1997, respectively TDM (456), TDM 431 and TDM 174.

The assumptions used in the measurement of the company`s benefit obligation are shown in the following table:


                                       1999         1998             1997

    Range of rates used throughout
    Europe

    Assumed discount rate          4.0-6.25%    4.0-6.0%        6.0- 7.5%

    Expected return on plan assets 4.0-8.0%     4.0-8.5%        6.0-10.0%

    Rate of increase in future     1.5-5.5%    1.75-4.5%        2.5-6.0%
    compensation levels

7. TOTAL INDEBTEDNESS

SHORT TERM DEBT

Short term debt payable to banks of TDM 47,430 and TDM 49,066 at November 30, 1999 and 1998, respectively, consists primarily of short term credit facilities and bank overdrafts. The weighted average interest rate on short term debt outstanding (in all borrowing entities across Europe) was 6.5% at November 30, 1999 and 7.5% at November 30, 1998.

At November 30, 1999 the company had TDM 166,318 available through multiple bank lines of credit under which the company may borrow on an overdraft or short term basis. Interest rates are based on local money market rates.

LONG TERM DEBT

Long term debt of November 30, 1999 and 1998 consists of the following:


                                                 1999              1998
                                                 ----              ----
                                                  TDM               TDM

    Notes                                       4,765             5,425
    Less current maturities                       657               657
                                                 ----              ----
    Total                                       4,108             4,768
                                                =====             =====

All notes are denominated in Danish Krona at fixed annual interest rates ranging from 10.07% to 10.30% at November 30, 1999. As of November 30, 1999, the aggregate annual maturities of long term debt were:

2000 - TDM         657           2001 - TDM      165
2002 - TDM       3,943

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

b) Foreign Exchange Risk Management

The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange risk, as indicated in the following table
(TDM):


                           November 30, 1999         November 30,1998
                           -----------------         ----------------
                           Notional   Credit         Notional   Credit
                           Amount   Exposure         Amount   Exposure
                           ------   --------         ------   --------
    Forward exchange
    contracts              172,943          0        94,779         0
    Options purchased         0             0         2,553         0
                           -------          -        ------         -
                           172,943          0        97,332         0
                           =======          =        ======         =


The purpose of foreign exchange contracts and options purchased is to hedge various intercompany loans and hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a twelve month time horizon. Gains and losses arising on hedged loan transactions are accrued to income over the period of the hedge. The deferred gains and losses as of November 30, 1999 and 1998 were not material. Losses on hedges of anticipated exchange rate exposure are recorded as incurred whereas gains are deferred.

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


                                      1999             1998
                                ---------------    --------------
                                  Buy      Sell     Buy    Sell

    Pound Sterling/German Mark   95,919   95,919   44,362  44,362
    US Dollar/German Mark        56,076   56,076    7,489   7,489
    Swiss Franc/German Mark      16,095   16,095   14,925  14,925
    Swedish Krona/German Mark     2,936    2,936    2,626   2,626
    Danish Krona/German Mark      1,314    1,314      -       -
    Norwegian Krona/German Mark     603      603      -       -
    Italian Lira/US Dollar          -        -     27,374  27,374
    Czech Krona/German Mark         -        -        556     556
                                 --------------------------------
                                172,943  172,943   97,332  97,332
                                =======  =======   ======  ======

c) Fair Value of Off Balance Sheet Financial Instruments

The difference between the fair value and contract value of off balance sheet financial instruments at November 30, 1999 and 1998 is not significant.

9. RESEARCH EXPENDITURES

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were MDM 36.5, MDM 34.6, and MDM 35.7 for the years ended November 30, 1999, 1998 and 1997, respectively.

10. COMMITMENTS AND CONTINGENCIES

    The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 1999 (TDM):


                           2000           25,888
                           2001           22,158
                           2002           11,658
                           2003            4,782
                           2004            1,775
                           thereafter      4,317
                                           -----
                           Total          70,578
                                          ======

    Rent expense for the twelve month period ended November 30, 1999, 1998 and 1997, was approximately TDM 31,370, TDM 31,369 and TDM 27,416, respectively.

    The Joint Venture is subject to lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions and environmental safety. Although the outcomes of such matters are unpredictable, management believes that the final disposition will not have a material adverse effect on the combined financial position or results of operations of the Joint Venture.

    As an integral part of the Joint Venture agreement, Henkel and Ecolab have provided certain representations and warranties against future expenditures related to lawsuits arising from operations prior to July 1,1991. A subsidiary of the Joint Venture is named in an environmental legal action related to the conduct of its business prior to the formation of the Joint Venture on July 1, 1991. Based on the facts currently known to the Joint Venture, and after consultation with legal counsel, management believes that the Joint Venture is indemnified against any potential liability arising from such action under the terms and conditions of the Amended and Restated Umbrella Agreement dated June 26, 1991, by and between Henkel and Ecolab. Therefore, the Joint Venture does not expect material adverse effects on its financial position, results of operations or liquidity from the outcome of this claim.

    The Joint Venture's operations and customers are located throughout Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 1999, 1998 or 1997, and there were no significant accounts receivable from a single customer at November 30, 1999 or 1998. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

HENKEL ECOLAB

Schedule - Valuation and Qualifying Accounts and Reserves
          (Thousands)

-------------------------------------------------------------------------------------
    Description                 Balance,    Additions      Deductions        Balance,
                                Beg. of        (a)            from           Close of
                                Period                       Reserve          Period
                                                               (b)
-------------------------------------------------------------------------------------
Period Ended
November 30, 1997

Allowance for      DM          16,199          13,400           7,084          22,515
 doubtful
 Accounts
                           ----------------------------------------------------------
                   DM          16,199          13,400           7,084          22,515
                           ==========================================================
Period Ended
November 30, 1998

Allowance for      DM          22,515           9,325          14,522          17,318
 doubtful
 Accounts
                           ----------------------------------------------------------
                   DM          22,515           9,325          14,522          17,318
                           ==========================================================
Period Ended
November 30, 1999

Allowance for      DM          17,318           4,222           2,490          19,050
 doubtful
 Accounts
                           ----------------------------------------------------------
                   DM          17,318           4,222           2,490          19,050
                           ==========================================================


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

                                  EXHIBIT INDEX

The following documents are filed as exhibits to this Report.


Exhibit No.  Document                                                Method of Filing
-----------  --------                                                ----------------

(3)A.        Restated Certificate of Incorporation.                 Incorporated by reference to
                                                                    Exhibit (3) to the Company's
                                                                    Current Report on Form 8-K
                                                                    dated October 22, 1997.

   B.        By-Laws, as amended through February 18,               Incorporated by reference to
             1999.                                                  Exhibit (3)B of the
                                                                    Company's Form 10-K
                                                                    Annual Report, for the year
                                                                    ended December 31, 1998.

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

   C.        Rights Agreement dated as of February 24,              Incorporated by reference to
             1996                                                   Exhibit (4) of the Company's
                                                                    Current Report on Form 8-K
                                                                    dated February 24, 1996.

   D.        Note Agreement dated as of October 1, 1991             Incorporated by reference to
             relating to $100,000,000 9.68% Senior                  Exhibit (4)F of the Company's
             Notes Due October 1, 2001 between the                  Form 10-K Annual Report for
             Company and the insurance companies                    the year ended December 31, 1991.
             named therein.


Exhibit No.  Document                                               Method of Filing
-----------  --------                                               ----------------

  E.(i)      Multicurrency Credit Agreement ("Credit                Incorporated by reference to
             Agreement") dated as of September 29,                  Exhibit (4)A of the
             1993, as Amended and Restated as of                    Company's Form 10-Q for the
             October 17, 1997, among the Company, the               quarter ended September 20,
             financial institutions party thereto, Citibank,        1997.
             N.A., as Agent, Citibank International Plc,
             as Euro-Agent and Morgan Guaranty Trust
             Company of New York as Co-Agent.

    (ii)     Australian Dollar Local Currency                       Incorporated by reference to
             Addendum to the Credit Agreement.                      Exhibit (4)B of the Company's
                                                                    Form 10-Q for the quarter
                                                                    ended September 30, 1997.

    (iii)    Amendment No. 1 dated as of June 23, 1998              Incorporated by reference to
             to Multicurrency Credit Agreement dated as             Exhibit (4)A of the
             of September the 29, 1993, as Amended and              Company's Form 10-Q for the
             Restated as of October 17, 1997, and to                quarter ended June 30, 1998.
             Local Currency Addendum dated as of
             October 17, 1997, with respect to the
             Multicurrency Credit Agreement, among
             Ecolab Inc., the Banks parties thereto,
             Citibank, N.A., as Agent for the Banks,
             Citibank International Plc, as Euro-Agent
             for the Banks and Morgan Guaranty Trust
             Company of New York as Co-Agent; and
             with respect to the Local Currency
             Addendum among Ecolab Inc., Ecolab PTY
             Limited, the Local Currency Banks party
             thereto, Citibank, N.A., as Agent and
             Citisecurities Limited, as Local Currency
             Agent.

    (iv)     Australian Dollar Local Currency                       Incorporated by reference to
             Addendum dated as of June 23, 1998 among               Exhibit (4)B of the
             Ecolab Finance PTY Limited, Ecolab Inc.,               Company's Form 10-Q for the
             Citibank, N.A., the Local Currency Agent               quarter ended June 30, 1998.
             named therein and the Local Currency Banks party
             thereto.


Exhibit No.  Document                                               Method of Filing
-----------  --------                                               ----------------

  F.         Indenture dated as of November 1, 1996 as              Incorporated by reference to
             amended and supplemented, between the                  Exhibit 4.1 of the Company's
             Company and the First National Bank of                 Amendment No. 1 to Form
             Chicago as Trustee.                                    S-3 filed November 15, 1996.


  G.         Form of Underwriting Agreement.                        Incorporated by reference to
                                                                    Exhibit 1 of the Company's
                                                                    Amendment No. 1 to Form S-3
                                                                    filed November 15, 1996.

 (9)         Amended and Restated Stockholder's                     See Exhibit (10)P(v) hereof.
             Agreement.

 (10)A.      Ecolab Inc. 1977 Stock Incentive Plan, as              Incorporated by reference to
             amended through November 1, 1996.                      Exhibit (10)A of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1997.

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

     C.      Amended and Restated Ecolab Inc. 1997                  Incorporated by reference to
             Stock Incentive Plan                                   Exhibit (10)C of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998,


Exhibit No.  Document                                               Method of Filing
-----------  --------                                               ----------------

     (i)     Non-Statutory Stock Option Agreement                   Incorporated by reference to
             between the Company and Allan L.                       Exhibit (10) of the Company's
             Schuman with respect to premium-priced                 Form 10-Q for the quarter
             option grant effective February 20, 1998               ended June 30, 1998.
             under the Ecolab Inc. 1997 Stock Incentive
             Plan.  Similar option grants were made to
             each of the named executive officers of the
             Company covering varying, but smaller
             number of shares.

    D.       1988 Non-Employee Director Stock Option Plan as        Incorporated by reference to
             Plan as amended through February 23, 1991.             Exhibit (10)D of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1990.

    E.(i)    1995 Non-Employee Director Stock Option                Incorporated by reference to
             Plan.                                                  Exhibit (10)D of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1994.

      (ii)   Amendment No. 1 to 1995 Non-Employee                   Filed herewith electronically.
             Director Stock Option Plan effective
             February 25, 2000.

    F.       Ecolab Inc. 1997 Non-Employee Director                 Incorporated by reference to
             Deferred Compensation Plan.                            Exhibit (10)F of the
                                                                    Company's Form 10-K for the
                                                                    year ended December 31,
                                                                    1996.

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


Exhibit No.  Document                                                  Method of Filing
-----------  --------                                                  ----------------

    H.(i)    Ecolab Executive Death Benefits Plan, as               Incorporated by reference to
             mended and restated effective March 1,                 Exhibit (10)J of the
             1994.                                                  Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994. See also
                                                                    Exhibit (10)N hereof.

      (ii)   Amendment No. 1 to Ecolab Executive                    Incorporated by reference to Exhibit
             Death Benefits Plan.                                   Exhibit (10)H(ii) of the
                                                                    Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1998.

      (iii)  Second Declaration of Amendment to                     Incorporated by reference to
             Ecolab Executive Death Benefits Plan,                  Exhibit (10)H(iii) of the
             effective March 1, 1998.                               Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1998.


    I.       Ecolab Executive Long-Term Disability                  Incorporated by reference to
             Plan, as amended and restated effective                Exhibit (10)K of the
             January 1, 1994.                                       Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994. See also
                                                                    Exhibit (10)N hereof.

    J.       Ecolab Executive Financial Counseling Plan             Incorporated by reference to
                                                                    Exhibit (10)K of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1992.

    K.(i)    Ecolab Supplemental Executive Retirement               Incorporated by reference to
             Plan, as amended and restated effective                Exhibit (10)M(i) of the
             July 1, 1994.                                          Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994. See also
                                                                    Exhibit (10)N hereof.


Exhibit No.  Document                                                  Method of Filing
-----------  --------                                                  ----------------

      (ii)   First Declaration of Amendment to Ecolab               Incorporated by reference to
             Supplemental Executive Retirement Plan                 Exhibit (10)M(ii) of the
             effective as of July 1, 1994                           Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994.

      (iii)  Second Declaration of Amendment to                     Incorporated by reference to
             Ecolab Supplemental Executive Retirement Plan          Exhibit (10)M(iii) of the
             effective as of July 1, 1994.                          Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1995.

      (iv)   Third Declaration of Amendment to Ecolab               Incorporated by reference to
             Supplemental Executive Retirement Plan,                Exhibit (10)M(iii) of the
             effective March 1, 1998.                               Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.

    L.(i)    Ecolab Mirror Savings Plan, as amended
             and restated effective September 1, 1994.              Incorporated by reference to
                                                                    Exhibit (10)N of the
                                                                    Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994. See also
                                                                    Exhibit (10)N hereof.


      (ii)   First Declaration of Amendment to Ecolab               Incorporated by reference to
             Mirror Savings Plan effective as of                    Exhibit (10)N(ii) of the
             January 1, 1995.                                       Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1995.

      (iii)  Second Declaration of Amendment to                     Incorporated by reference to
             Ecolab Mirror Savings Plan effective                   Exhibit (10)O(iii) of the
             January 1, 1997.                                       Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1996.


Exhibit No.  Document                                               Method of Filing
-----------  --------                                               ----------------

      (iv)   Third Declaration of Amendment to Ecolab               Incorporated by reference to
             Mirror Savings Plan effective November 13,             Exhibit (10)L(iv) of the
             1997.                                                  Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.

      (v)    Fourth Declaration of Amendment to Ecolab              Incorporated by reference to
             Mirror Savings Plan, effective September 1,            Exhibit (10)L(v) of the
             1998.                                                  Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.

    M.(i)    Ecolab Mirror Pension Plan effective July 1, 1994.     Incorporated by reference to
                                                                    Exhibit (10)O(i) of the
                                                                    Company's Annual Report on
                                                                    Form 10-K for the year ended
                                                                    December 31, 1994. See also
                                                                    Exhibit (10)N hereof.

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

      (iii)  Second Declaration of Amendment to Ecolab              Incorporated by reference to
             Mirror Pension Plan effective as of                    Exhibit (10)O(iii) of the
             July 1, 1994.                                          Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1995.

      (iv)   Third Declaration of Amendment to Ecolab               Incorporated by reference to
             Mirror Pension Plan, effective March 1,                Exhibit (10)M(iv) of the
             1998.                                                  Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.


Exhibit No.  Document                                                  Method of Filing
-----------  --------                                                  ----------------

    N.(i)    Ecolab Inc. Administrative Document for                Incorporated by reference to
             Non-Qualified Benefit Plans.                           Exhibit (10)P of the
                                                                    Company's 10-K Annual
                                                                    Report for the year ended
                                                                    December 31, 1994.


      (ii)   Amendment No. 1 to the Ecolab Inc.                     Incorporated by reference to
             Administrative Document for Non-Qualified              Exhibit (10)N(ii) of the
             Benefit Plans effective July 1, 1997.                  Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.


      (iii)  First Declaration to Amendment to the                  Incorporated by reference to
             Ecolab Inc. Administrative Document for                Exhibit (10)N(iii) of the
             Non-Qualified Benefit Plans effective                  Company's Form 10-K
             November 13, 1997.                                     Annual Report for the
                                                                    year ended December 31, 1998.


     (iv)    Third Declaration of Amendment to the                  Filed herewith electronically.
             Ecolab Inc. Administrative document for
             Non-Qualified Benefit Plans effective July 1, 1999.


    O.       1999 Ecolab Inc. Management Performance                Incorporated by reference to
             Incentive Plan.                                        Exhibit (10)O of the
                                                                    Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.


    P.(i)    Amended and Restated Umbrella                          Incorporated by reference to
             Agreement between Henkel KGaA and                      Exhibit 13 of HC Investments,
             Ecolab Inc. dated June 26, 1991.                       Inc.'s and Henkel KGaA's
                                                                    Amendment No. 4 to
                                                                    Schedule 13D dated July 16,
                                                                    1991.


Exhibit No.  Document                                                  Method of Filing
-----------  --------                                                  ----------------

      (ii)   Amended and Restated Joint Venture                     Incorporated by reference to
             Agreement between Henkel KGaA and                      Exhibit 14 of HC Investments,
             Ecolab Inc. dated June 26, 1991.                       Inc.'s and Henkel KGaA's
                                                                    Amendment No. 4 to
                                                                    Schedule 13D dated July 16,
                                                                    1991.


      (iii)  Amendment to the Amended and Restated                  Incorporated by reference to
             Joint Venture Agreement between Henkel                 Exhibit (10)P(iii) of the
             KGaA and Ecolab Inc. dated June 13, 1994.              Company's Form 10-K
                                                                    Annual Report for the year
                                                                    ended December 31, 1998.


      (iv)   Amended and Restated ROW Purchase                      Incorporated by reference to
             Agreement between Henkel KGaA and                      Exhibit (7) of the Company's
             Ecolab Inc. dated June 26, 1991.                       Current Report on Form 8-K
                                                                    dated July 11, 1991.


      (v)    Amended and Restated Stockholder's                     Incorporated by reference to
             Agreement between Henkel KGaA and                      Exhibit 15 of HC Investments,
             Ecolab Inc. dated June 26, 1991.                       Inc.'s and Henkel KGaA's
                                                                    Amendment No. 4 to
                                                                    Schedule 13D dated July 16,
                                                                    1991.


    Q.       Description of Ecolab Management                       Filed herewith electronically.
             Incentive Plan.


 (13)        Those portions of the Company's Annual                 Filed herewith electronically.
             Report to Stockholders for the year ended
             December 31, 1999 which are incorporated
             by reference into Parts I, II and IV hereof.


 (21)        List of Subsidiaries as of March 1, 2000.              Filed herewith electronically.


 (23)A.      Consent of PricewaterhouseCoopers LLP to               See page 32 hereof.
             Incorporation by Reference at page 32
             hereof is filed as a part hereof.


Exhibit No.  Document                                                  Method of Filing
-----------  --------                                                  ----------------

    B.       Consent of PricewaterhouseCoopers                      Filed herewith electronically.
             Gesellschaft mit beschrankter Haftung
             Wirtschaftsprufungsgesellschaft.


    C.       Consent of KPMG Deutsche Treuhand-                     Filed herewith electronically.
             Gesellschaft Aktiengesellschaft
             Wirtschaftsprufungsgesellschaft.


 (24)        Powers of Attorney.                                    Filed herewith electronically.


 (27)        Financial Data Schedule for year ended                 Filed herewith electronically.
             December 31, 1999.

 COVER       Cover Letter.                                          Filed herewith electronically.