Form 10-Q
period 2000-03-31
ECOLAB INC
filed 2000-05-05
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2000

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

Yes   X        No
   ------         -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000.

129,658,718 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                      First Quarter Ended
                                                           March 31
(thousands, except per share)                      2000                1999
                                               ------------        ---------
                                                         (unaudited)

Net sales                                        $  526,260        $ 489,304

Cost of sales                                       236,484          220,425
Selling, general
     and administrative expenses                    217,095          206,616
                                               ------------        ---------

Operating income                                     72,681           62,263

Interest expense, net                                 5,357            5,750
                                               ------------        ---------
Income before income taxes and equity
     in earnings of Henkel-Ecolab                    67,324           56,513

Provision for income taxes                           27,603           23,622

Equity in earnings of Henkel-Ecolab                   2,891            2,147
                                               ------------        ---------

Net income                                       $   42,612         $ 35,038
                                               ============        =========
Net income per common share
     Basic                                       $     0.33         $   0.27
     Diluted                                     $     0.32         $   0.26

Dividends per common share                       $     0.12         $  0.105

Weighted-average common shares outstanding
     Basic                                          128,944          129,539
     Diluted                                        133,330          134,626




The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET


                                                 March 31         December 31
(thousands)                                        2000               1999
                                               ------------       ------------
                                                (unaudited)


ASSETS
Current assets

     Cash and cash equivalents                  $   22,764            $47,748

     Accounts receivable, net                      311,457            299,751

     Inventories                                   184,175            176,369

     Deferred income taxes                          41,897             41,701

     Other current assets                           15,728             11,752
                                               ------------       -----------

     Total current assets                          576,021            577,321


Property, plant and equipment, net                 451,900            448,116


Investment in Henkel-Ecolab                        211,818            219,003


Other assets                                       393,015            341,506
                                               -----------        -----------

Total assets                                    $1,632,754         $1,585,946
                                               ===========         ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (Continued)




                                                 March 31         December 31
(thousands, except per share)                      2000              1999
                                               ------------       ------------
                                               (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Short-term debt                           $  139,990        $    112,060

     Accounts payable                             118,502             122,701

     Compensation and benefits                     75,447              90,618

     Income taxes                                  13,394               5,743

     Other current liabilities                    148,466             139,552
                                               ----------         ------------

     Total current liabilities                    495,799             470,674


Long-term debt                                    171,382             169,014


Postretirement health care
     and pension benefits                          97,370              97,527


Other liabilities                                  79,915              86,715


Shareholders' equity
     (common stock, par value $1.00 per
     share; shares outstanding:
     March 31, 2000 - 129,703;
     December 31, 1999 - 129,416)                 788,288             762,016
                                               ----------         ------------

Total liabilities and
     shareholders' equity                      $1,632,754          $1,585,946
                                               ==========          ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS




                                                      First Quarter Ended
                                                           March 31
(thousands)                                        2000                  1999
                                               ------------          ----------
                                                         (unaudited)

OPERATING ACTIVITIES

Net income                                     $    42,612         $    35,038

Adjustments to reconcile net income
     to cash provided by operations:
         Depreciation                               29,742              26,778
         Amortization                                6,657               5,939
         Deferred income taxes                        (187)             (1,582)
         Equity in earnings of Henkel-Ecolab        (2,891)             (2,147)
         Henkel-Ecolab royalties and dividends         248               2,751
         Other, net                                   (186)               (130)
Changes in operating assets and liabilities:
         Accounts receivable                        (7,521)            (32,728)
         Inventories                                (3,757)               (195)
         Other assets                               (2,296)             (3,022)
         Accounts payable                           (7,590)             (3,251)
         Other liabilities                          (7,602)             17,713
                                               -----------          ----------

Cash provided by operating activities          $    47,229          $   45,164
                                               -----------          ----------


The accompanying notes are an integral part of the consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)




                                                     First Quarter Ended
                                                           March 31
(thousands)                                         2000                1999
                                               ----------           ----------
                                                          (unaudited)

INVESTING ACTIVITIES

Capital expenditures                           $  (32,923)          $  (29,337)
Property disposals                                    512                  687
Businesses acquired                               (40,328)             (34,191)
Other, net                                                                 (37)
                                               ----------           ----------
Cash used for investing activities                (72,739)             (62,878)
                                               ----------           ----------



FINANCING ACTIVITIES

Notes payable                                      25,408               11,122
Long-term debt borrowings                                               21,810
Long-term debt repayments                          (4,997)                (603)
Reacquired shares                                  (8,306)              (9,722)
Cash dividends on common stock                    (15,526)             (13,552)
Other, net                                          3,435                6,106
                                               ----------           ----------
Cash provided by financing activities                  14               15,161
                                               ----------           ----------

Effect of exchange rate changes on cash               512                (454)
                                               ----------           ----------


DECREASE IN CASH AND CASH EQUIVALENTS             (24,984)              (3,007)

Cash and cash equivalents,
     beginning of period                           47,748               28,425
                                               ----------           ----------
Cash and cash equivalents,
     end of period                             $   22,764           $   25,418
                                               ==========           ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the first quarter ended March 31, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. These adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.



2.  BALANCE SHEET INFORMATION


                                                 March 31          December 31
(thousands)                                        2000              1999
                                               ------------        ------------
                                                (unaudited)
Accounts Receivable, Net
     Accounts receivable                       $  328,263          $  320,720
     Allowance for doubtful accounts              (16,806)            (20,969)
                                               ----------          ----------
         Total                                 $  311,457          $  299,751
                                               ==========          ==========
Inventories
     Finished goods                            $   78,629          $   71,395
     Raw materials and parts                      107,016             106,239
     Excess of fifo cost over lifo cost            (1,470)             (1,265)
                                               ----------          ----------
         Total                                 $  184,175          $  176,369
                                               ==========          ==========
Property, Plant and Equipment, Net
     Land                                      $   13,194          $   13,516
     Buildings and leaseholds                     162,864             162,955
     Machinery and equipment                      274,727             273,101
     Merchandising equipment                      502,205             492,160
     Construction in progress                      17,890              15,522
                                               ----------          ----------
                                                  970,880             957,254
     Accumulated depreciation
      and amortization                           (518,980)            509,138)
                                               ----------          ----------
         Total                                 $  451,900           $ 448,116
                                               ==========          ==========


                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



2.  BALANCE SHEET INFORMATION (Continued)


                                                 March 31        December 31
(thousands)                                        2000             1999
                                               -----------       -----------
                                               (unaudited)
Other Assets
     Intangible assets, net                     $  299,609       $  249,756
     Deferred income taxes                          24,887           24,591
     Other                                          68,519           67,159
                                               -----------       ----------
         Total                                  $  393,015       $  341,506
                                               ===========       ==========
Short-Term Debt
     Notes payable                              $  124,742       $   96,992
     Long-term debt, current maturities             15,248           15,068
                                               -----------       ----------
         Total                                  $  139,990       $  112,060
                                               ===========       ==========
Shareholders' Equity
     Common stock                               $  146,097       $  145,556
     Additional paid-in capital                    238,894          223,290
     Retained earnings                             783,634          756,601
     Deferred compensation                         (12,025)         (13,714)
     Accumulated other comprehensive
      income:  translation                         (69,207)         (59,363)
     Treasury stock                               (299,105)        (290,354)
                                               -----------       ----------
         Total                                  $  788,288       $  762,016
                                               ===========       ==========


Interest expense was $5,938,000 and $6,211,000 for the first quarter ended March 31, 2000 and 1999, respectively.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.  COMPREHENSIVE INCOME

Comprehensive income for the Company includes net income and foreign currency translation adjustments which are charged or credited to the accumulated other comprehensive income account within shareholders' equity. Comprehensive income for the quarters ended March 31, 2000 and 1999 was as follows:

                                                    First Quarter Ended
                                                          March 31
(thousands)                                       2000                  1999
                                               ----------           ----------
                                                         (unaudited)

Net income                                     $   42,612           $  35,038

Foreign currency translation                       (9,844)            (17,657)
                                               ----------           ---------

Comprehensive income                           $   32,768           $  17,381
                                               ==========           =========


4.  BUSINESS ACQUISITIONS

In February 2000, the Company issued 424,111 shares of common stock plus other cash consideration to acquire Southwest Sanitary Distributing Company (SSDC) of Carrollton, Texas. SSDC is a provider of cleaning and sanitizing products to the quickservice (fast-food) restaurant industry and has become part of the Company's Kay division. Annual sales of SSDC were approximately $24 million in 1999.

In February 2000, the Company also acquired Spartan de Chile Limitada and Spartan de Argentina S.A. Both companies are leaders in the institutional and industrial cleaning and sanitizing markets in their countries. Annual sales for the combined companies were approximately $20 million in 1999 and these acquisitions have become part of the Company's Latin America division.

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

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5.  NET INCOME PER COMMON SHARE

The computations of the basic and diluted net income per share amounts for the Company's operations were as follows:

                                                     First Quarter Ended
                                                          March 31
(thousands, except per share)                     2000                 1999
                                               -----------         -----------
                                                         (unaudited)
Net income                                      $   42,612         $   35,038
                                                ----------         ----------

Weighted-average common shares outstanding
     Basic (actual shares outstanding)             128,944            129,539
     Effect of dilutive stock options
         and awards                                  4,386              5,087
                                                ----------         ----------
     Diluted                                       133,330            134,626
                                                ==========         ==========
Net income per common share
     Basic                                      $     0.33          $    0.27
     Diluted                                    $     0.32          $    0.26


Stock options to purchase approximately 3.7 million shares and 2.2 million shares for the first quarter ended March 31, 2000 and 1999, respectively, were not dilutive and, therefore, were not included in the computations of diluted net income per common share amounts.

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

The "United States Other Services" segment includes all other U.S. operations of the Company. This segment provides pest elimination, equipment repair and maintenance, and commercial dishwashing services through its Pest Elimination, GCS and Jackson operations.

The Company's "International Cleaning & Sanitizing" segment provides cleaning and sanitizing product and service offerings to international markets in Asia Pacific, Latin America, Africa, Canada, and through its Export operations.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



6.  OPERATING SEGMENTS (CONTINUED)


The Company evaluates the performance of its international operations based on fixed management currency exchange rates. All other accounting policies of the reportable segments are consistent with accounting principles generally accepted in the United States and the accounting policies of the Company. The profitability of the Company's operating segments is evaluated by management based on operating income. Intersegment sales and transfers were not significant. Financial information for each of the Company's reportable segments is as follows:


                                                    First Quarter Ended
                                                          March 31
(thousands)                                      2000                 1999
                                               ----------          -----------
                                                         (unaudited)
Net Sales
     United States
         Cleaning & Sanitizing                 $  360,387          $  336,822
         Other Services                            54,548              47,328
                                               ----------          ----------
         Total                                    414,935             384,150
     International Cleaning & Sanitizing          111,708             106,067
     Effect of Foreign Currency Translation          (383)               (913)
                                               ----------          ----------
     Consolidated                              $  526,260          $  489,304
                                               ==========          ==========
Operating Income
     United States
         Cleaning & Sanitizing                 $   53,858          $   50,863
         Other Services                             5,434               4,551
                                               ----------          ----------
         Total                                     59,292              55,414
     International Cleaning & Sanitizing           10,858               8,151
     Corporate income (expense)                     2,584              (1,099)
     Effect of Foreign Currency Translation           (53)               (203)
                                               ----------          ----------
     Consolidated                              $   72,681          $   62,263
                                               ==========          ==========


The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2000.

Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also included the recognition of $3.8 million of income related to net reductions in damages claimed in environmental matters in the first quarter of 2000.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.  EQUITY IN EARNINGS OF HENKEL-ECOLAB

Certain financial data of Henkel-Ecolab and the components of the Company's equity in earnings of Henkel-Ecolab for the quarters ended March 31, 2000 and 1999 were:

                                                    First Quarter Ended
                                                           March 31
(thousands)                                        2000                1999
                                               -----------         -----------
                                                         (unaudited)
Henkel-Ecolab

     Net sales                                 $  212,121          $  223,185

     Gross profit                                 119,512             124,673

     Income before income taxes                    14,575              11,941

     Net income                                $    8,250           $   6,913


Ecolab equity in earnings

     Ecolab equity in net income               $    4,125           $   3,457

     Ecolab royalty income from
         Henkel-Ecolab, net of income taxes           525                 706

     Amortization expense for the
         excess of cost over the
         underlying net assets of
         Henkel-Ecolab                             (1,759)             (2,016)
                                               ----------            --------
     Equity in earnings of Henkel-Ecolab       $    2,891            $  2,147
                                               ==========            ========

At March 31, 2000, the Company's investment in Henkel-Ecolab included approximately $106 million of unamortized excess of the Company's investment over its equity in Henkel-Ecolab's net assets. This excess is being amortized on a straight-line basis over estimated economic useful lives of up to 30 years.



8.       REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of the Bulletin and is required to comply with the Bulletin by the second quarter of 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Directors
Ecolab Inc.



     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2000, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States.

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of comprehensive income and shareholders' equity and of cash flows for the year then ended (not presented herein); and in our report dated February 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





                                               /s/ PricewaterhouseCoopers LLP
                                               PRICEWATERHOUSECOOPERS LLP


Saint Paul, Minnesota
April 20, 2000

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 18 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.



RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 2000

Consolidated net sales for the first quarter ended March 31, 2000 were $526 million, an increase of 8 percent over net sales of $489 million in the first quarter of last year. Businesses acquired in the first quarter of 2000 and the annualized effect of businesses acquired in 1999 accounted for approximately one-fourth of the growth in consolidated net sales. Changes in currency translation had an insignificant effect on sales. The growth in sales also reflected benefits from new products, new customers, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

For the first quarter of 2000, the gross profit margin was 55.1 percent of net sales, up slightly from last year's first quarter gross profit margin of 55.0 percent. The increase in gross profit margin reflected increased sales of higher margin products for the Company's U.S. core operations and sales volume growth of new products, which were partially offset by poor results from the Company's Professional Products operations and the effects of the lower gross profit margins of businesses acquired.

Selling, general and administrative expenses were 41.3 percent of consolidated net sales for the first quarter of 2000, a decrease from 42.2 percent of net sales in the comparable quarter of last year. Selling, general and administrative expenses for the first quarter of 2000 included $3.8 million of income related to favorable settlements anticipated on environmental claims, which more than offset $1.7 million of bad debt expense related to a bankruptcy filing by AmeriServe, a large distributor for the Company. Excluding these unusual items, selling, general and administrative expenses were 41.6 percent of consolidated net sales in the first quarter of 2000. This improvement in the selling, general and administrative expense margin reflected the benefits of cost controls, lower expenses related to retirement plans, synergies from the integration of businesses acquired and strong sales growth. These benefits were partially offset by continued investments

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 2000 (continued)

in the growth and training of the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

Net income for the first quarter ended March 31, 2000 totaled $43 million, an increase of 22 percent over net income of $35 million in the first quarter of 1999. On a per share basis, diluted net income per common share was $0.32 for the first quarter of 2000 and increased 23 percent over diluted net income of $0.26 per share in the first quarter of last year. Excluding the unusual items mentioned above, diluted net income per common share was $0.31 per share for an increase of 19 percent over the first quarter of last year. These earnings improvements reflected strong double-digit growth in operating income, a lower effective income tax rate, and double-digit growth in the Company's equity in earnings of Henkel-Ecolab. As stated in the Company's news release dated April 20, 2000, the Company believes diluted net income per share for the full year in the $1.50 per share range will be achievable for 2000.

Sales of the Company's United States Cleaning & Sanitizing operations were $360 million, an increase of 7 percent compared with sales of $337 million in the first quarter of last year. Sales benefited from double-digit growth in sales of Kay operations and good growth from Institutional and Food & Beverage businesses. Growth also reflected benefits from sales of new products, new customers, investments in the sales-and-service force and generally good conditions in the hospitality and lodging industries. Business acquisitions accounted for approximately 25 percent of the growth in U.S. Cleaning & Sanitizing sales. Selling price increases during the first quarter of 2000 were not significant. Sales of the Company's Institutional operations increased 7 percent for the first quarter of 2000. Institutional's results included strong double-digit growth in its specialty program and good growth in its Raburn/Equipment businesses. Kay's U.S. operations reported sales growth of 26 percent for the first quarter. Excluding the acquisition of SSDC, Kay's sales increased 13 percent with continued double-digit growth in its food retail services business and good results in sales to its core quickservice customers. Textile Care sales were flat for the first quarter of 2000. Textile Care continues to experience pressures from consolidations in the commercial laundry market and a difficult pricing environment. The Company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term. Sales of Professional Products operations were down 7 percent reflecting lower specialty product sales, distributor sales and sales to government and education markets. Water Care sales increased 4 percent for the first quarter with good growth in sales to the food and beverage, hospitality and commercial laundry markets. The Company's Food & Beverage operations reported sales growth of 5 percent with good growth in sales to the food, meat and beverage

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 2000 (continued)

processing markets. Vehicle Care sales increased 30 percent for the first quarter of 2000. When adjusted for the impact of the Blue Coral acquisition in 1999, sales were flat principally due to unusual weather conditions, which depressed car wash usage.

For the first quarter ended March 31, 2000, sales of the Company's United States Other Services operations increased 15 percent to $55 million. Pest Elimination sales increased 11 percent for the first quarter with double-digit sales in most areas of their business. GCS Service sales increased 24 percent for the first quarter of 2000. Excluding the effects of an acquisition in late 1999, sales increased 14 percent. The Company is focusing on coordinating GCS operations with other Ecolab businesses and expanding operations to provide national coverage.

Management rate sales for the Company's International Cleaning & Sanitizing operations were $112 million for the first quarter of 2000, an increase of 5 percent over sales of $106 million in the comparable quarter of last year. The growth in sales in Latin America along with the benefits of business acquisitions are the primary reasons for this increase. Sales in the Asia Pacific region were flat for the first quarter. Double-digit sales increases in East Asia were offset by lower sales in Japan and Australia. Latin America sales rose 22 percent for the quarter with especially strong results in Mexico and improved growth in Brazil. Sales in Canada increased 7 percent with good growth in sales to both the institutional and food & beverage markets.

Operating income of the Company's United States Cleaning & Sanitizing operations was $54 million for the first quarter of 2000, an increase of 6 percent over operating income of $51 million in the first quarter of last year. The operating income margin for the U.S. Cleaning & Sanitizing operations decreased to 14.9 percent of sales from 15.1 percent of net sales in the first quarter of 1999. Operating income margins benefited from strong core operations, higher sales volume, sales of new products and cost controls, but were offset by the impact of a $1.7 million bad debt expense from a major distributor, poor results of Professional Products operations, and investments in the sales-and-service force to support new business development. Excluding the impact of the $1.7 million bad debt charge, operating income increased 9 percent for the first quarter and operating margins rose to 15.4 percent in the quarter from 1999's 15.1 percent.

First quarter 2000 operating income of United States Other Services rose 19 percent to $5.4 million with strong performances by both Pest Elimination and GCS. The operating income margin for U.S. Other Services increased to 10.0 percent of net sales from 9.6 percent in the first quarter of last year.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




RESULTS OF OPERATIONS - FIRST QUARTER ENDED MARCH 31, 2000 (continued)

Operating income of International Cleaning & Sanitizing operations was $11 million for the first quarter, an increase of 33 percent over first quarter 1999 operating income of $8 million. The operating income margin improved to 9.7 percent of net sales in the first quarter of 2000 from 7.7 percent in the comparable period of last year. Significant operating income growth and operating income margin improvement in Latin America and Canada contributed to this increase. Operating income in the Asia Pacific region was flat for the first quarter.

The Company's equity in earnings of Henkel-Ecolab were $2.9 million for the first quarter ended March 31, 2000, and increased 35 percent over $2.1 million of equity in earnings in the first quarter of last year. Earnings of Henkel-Ecolab reflected strong sales, favorable margins, and cost controls which more than offset investments in the sales-and-service force. Henkel-Ecolab sales, although not consolidated, increased 9 percent for the first quarter of 2000 when measured in Deutsche marks.

Corporate operating income was $2.6 million for the first quarter ended March 31, 2000. Corporate operations, which normally represents only overhead costs directly related to Henkel-Ecolab, also included the recognition of $3.8 million of income related to net reductions in damages claimed in environmental matters in the first quarter of 2000.

Net interest expense totaled $5.4 million for the first quarter, a decrease of 7 percent from net interest expense of $5.8 million in the first quarter of 1999. This decrease is primarily due to reduced debt levels.

The provision for income taxes for the first quarter of 2000 reflected an estimated annual effective income tax rate of 41.0 percent, down from the first quarter of 1999 estimated annual effective rate of 41.8 percent. This decrease was principally due to lower anticipated overall effective rates on earnings of international operations for 2000.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)




FINANCIAL POSITION AND LIQUIDITY

Total assets were $1.6 billion at March 31, 2000, an increase of 3 percent over total assets at year-end 1999. The increase in March 31, 2000 other assets over year-end 1999 was principally due to intangible assets added through business acquisitions.

Total debt was $311 million at March 31, 2000, up from total debt of $281 million at year-end 1999. This increase in total debt was principally due to business acquisitions. The ratio of total debt to capitalization was 28 percent at March 31, 2000, compared with 27 percent at December 31, 1999.

Cash provided by operating activities totaled $47 million, an increase of 5 percent over $45 million in the first quarter of last year. Operating cash flows for 2000 reflected strong earnings performance and the additional cash flows from businesses acquired.

The Company reacquired 222,700 shares of its common stock during the first quarter of 2000 under its two authorized share repurchase programs. The Company maintains a share repurchase program which is intended to offset the dilutive effect of shares issued for employee benefit plans. The Company also reacquires shares for general corporate purposes under a separate program established in 1995. At March 31, 2000, there were approximately 3.0 million shares remaining to be purchased under this general program. The Company anticipates that it will continue to periodically reacquire shares under its share repurchase programs.



FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the Company which may include anticipated financial performance including year 2000 earnings per share expectations, business prospects, in particular for the Textile Care and GCS divisions, investments in the sales-and-service force, continuation of share repurchases, and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

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

Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations, cost increases due to higher oil prices, availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effects of acquisitions and difficulties in carrying out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of complying with (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products, and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or manmade disasters, and (iii) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

                          PART II. - OTHER INFORMATION



Item 2(c) RECENT SALES OF UNREGISTERED SECURITIES

          On February 22, 2000, the Company issued 424,111 shares of Common Stock to the three owners of Southwest Sanitary Distributing Company ("SSDC") in a private transaction as partial consideration for the acquisition of SSDC. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


Item 6    EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          (a)  The following documents are filed as exhibits to this report:

               (15) Letter regarding unaudited interim financial information.

               (27) Financial Data Schedule.

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            ECOLAB INC.



Date:  May 5, 2000                          By: /s/ S.L. Fritze
                                                -------------------------------
                                                 Steven L. Fritze
                                                 Vice President and Controller
                                                 (duly authorized officer and
                                                 Principal Accounting Officer)

                                  EXHIBIT INDEX





EXHIBIT NO.       DOCUMENT                                 METHOD OF FILING


     (15)         Letter regarding unaudited               Filed herewith
                  interim financial information            electronically


     (27)         Financial Data Schedule                  Filed herewith
                                                           electronically