Form 10-Q
period 2000-06-30
ECOLAB INC
filed 2000-08-08
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2000.

128,037,303 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                        Second Quarter Ended
                                                               June 30
(thousands, except per share)                           2000            1999
                                                     ----------      ---------
                                                            (unaudited)

Net sales                                            $  570,711      $ 520,416

Cost of sales                                           259,382        234,725
Selling, general
  and administrative expenses                           232,689        213,949
                                                     ----------      ---------

Operating income                                         78,640         71,742

Interest expense, net                                     5,245          6,209
                                                     ----------      ---------

Income before income taxes and equity
  in earnings of Henkel-Ecolab                           73,395         65,533

Provision for income taxes                               30,092         26,905

Equity in earnings of Henkel-Ecolab                       5,106          4,756
                                                     ----------      ---------

Net income                                           $   48,409      $  43,384
                                                     ==========      =========

Net income per common share
     Basic                                           $     0.38      $    0.33
     Diluted                                         $     0.36      $    0.32

Dividends per common share                           $     0.12      $   0.105

Weighted-average common shares outstanding
     Basic                                              128,346        129,596
     Diluted                                            132,990        134,666



The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                           Six Months Ended
                                                              June 30
(thousands, except per share)                              2000        1999
                                                      ----------    ----------
                                                             (unaudited)

Net sales                                             $1,096,971    $1,009,720

Cost of sales                                            495,866       455,150
Selling, general
  and administrative expenses                            449,784       420,565
                                                      ----------    ----------

Operating income                                         151,321       134,005

Interest expense, net                                     10,602        11,959

Income before income taxes and equity
     in earnings of Henkel-Ecolab                        140,719       122,046

Provision for income taxes                                57,695        50,527

Equity in earnings of Henkel-Ecolab                        7,997         6,903
                                                      ----------    ----------

Net income                                            $   91,021    $   78,422
                                                      ==========    ==========


Net income per common share
     Basic                                            $     0.71    $     0.61
     Diluted                                          $     0.68    $     0.58

Dividends per common share                            $     0.24    $     0.21

Weighted-average common shares outstanding
     Basic                                               128,645       129,567
     Diluted                                             133,275       134,653


The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET


                                                June 30         December 31
(thousands)                                       2000             1999
                                              -----------       -----------
                                              (unaudited)

ASSETS

Current assets

     Cash and cash equivalents                $    30,132       $   47,748

     Accounts receivable, net                     325,545          299,751

     Inventories                                  172,811          176,369

     Deferred income taxes                         41,260           41,701

     Other current assets                          16,494           11,752
                                              -----------       -----------

     Total current assets                         586,242          577,321


Property, plant and equipment, net                470,765          448,116


Investment in Henkel-Ecolab                       201,998          219,003


Other assets                                      387,468          341,506
                                              -----------       -----------


Total assets                                  $ 1,646,473       $1,585,946
                                              ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.
                                   (Continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (Continued)


                                                 June 30         December 31
(thousands, except per share)                      2000             1999
                                               -----------       -----------
                                               (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Short-term debt                           $   189,179       $   112,060

     Accounts payable                              127,931           122,701

     Compensation and benefits                      86,218            90,618

     Income taxes                                                      5,743

     Other current liabilities                     158,604           139,552
                                               -----------       -----------

     Total current liabilities                     561,932           470,674


Long-term debt                                     161,802           169,014


Postretirement health care
  and pension benefits                             100,183            97,527


Other liabilities                                   71,893            86,715


Shareholders' equity
     (common stock, par value $1.00
     per share; shares outstanding:
     June 30, 2000 - 128,190;
     December 31, 1999 - 129,416)                  750,663           762,016
                                               -----------       -----------


Total liabilities and
     shareholders' equity                      $ 1,646,473       $ 1,585,946
                                               ===========       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                Six Months Ended
                                                                    June 30
(thousands)                                                     2000        1999
                                                             ----------   ----------
                                                                   (unaudited)

OPERATING ACTIVITIES

Net income                                                   $   91,021   $   78,422

Adjustments to reconcile net income
  to cash provided by operating activities:
    Depreciation                                                 58,537       53,574
    Amortization                                                 13,935       12,016
    Deferred income taxes                                        (2,429)        (732)
    Equity in earnings of Henkel-Ecolab                          (7,997)      (6,903)
    Henkel-Ecolab royalties and dividends                        14,935       19,135
    Other, net                                                     (521)         (60)
    Changes in operating assets and liabilities:
    Accounts receivable                                         (22,280)     (47,074)
    Inventories                                                  (4,716)      (4,834)
    Other assets                                                 (3,761)     (12,534)
    Accounts payable                                              2,091        2,250
    Other liabilities                                            (2,679)       8,516
                                                             ----------   ----------


Cash provided by operating activities                        $  136,136   $  101,776
                                                             ----------   ----------




The accompanying notes are an integral part of the consolidated financial statements.
                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                            Six Months Ended
                                                                June 30
(thousands)                                                 2000        1999
                                                        ----------  -----------
                                                               (unaudited)

INVESTING ACTIVITIES

Capital expenditures                                    $  (71,714) $  (64,043)
Property disposals                                             984       1,423
Businesses acquired                                        (46,698)    (39,118)
Sale of Gibson businesses and assets                                     8,801
Other, net                                                     (62)        (57)
                                                        ----------  -----------
Cash used for investing activities                        (117,490)    (92,994)
                                                        ----------  -----------


FINANCING ACTIVITIES

Notes payable                                               77,811      23,223
Long-term debt borrowings                                               58,895
Long-term debt repayments                                   (5,923)    (51,153)
Reacquired shares                                          (88,049)    (21,406)
Cash dividends on common stock                             (31,081)    (27,171)
Other, net                                                  10,548      10,383
                                                        ----------  -----------
Cash used for financing activities                         (36,694)     (7,229)
                                                        ----------  -----------

Effect of exchange rate changes on cash                        432         (63)
                                                        ----------  -----------

INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         (17,616)      1,490

Cash and cash equivalents,
  at beginning of period                                    47,748      28,425
                                                        ----------  -----------

Cash and cash equivalents,
  at end of period                                      $   30,132  $   29,915
                                                        ==========  ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the second quarter and the six months ended June 30, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. These adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States. The unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.



2.  BALANCE SHEET INFORMATION


                                                      June 30                December 31
(thousands)                                             2000                    1999
                                                     ----------              ----------
                                                     (unaudited)
Inventories
    Finished goods                                   $   72,259              $   71,395
    Raw materials and parts                             101,904                 106,239
    Excess of fifo cost over lifo cost                   (1,352)                 (1,265)
                                                     ----------              ----------
      Total                                          $  172,811              $  176,369
                                                     ==========              ==========


Shareholders' Equity
     Common stock                                    $  146,638              $  145,556
     Additional paid-in capital                         249,179                 223,290
     Retained earnings                                  816,650                 756,601
     Deferred compensation                              (10,543)                (13,714)
     Accumulated other comprehensive
       income (loss):  translation                      (72,228)                (59,363)
     Treasury stock                                    (379,033)               (290,354)
                                                     ----------              ----------
         Total                                       $  750,663              $  762,016
                                                     ==========              ==========


                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




3.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                                       Second Quarter                          Six Months
                                                          Ended                                  Ended
                                                         June 30                                June 30
(thousands)                                        2000             1999                  2000            1999
                                                 --------         --------              --------        --------
                                                        (unaudited)                           (unaudited)
Net income                                       $ 48,409         $ 43,384              $ 91,021        $ 78,422

Foreign currency
   translation                                     (3,021)          (6,622)              (12,865)        (24,279)
                                                 --------         --------              --------        --------

Comprehensive income                             $ 45,388         $ 36,762              $ 78,156        $ 54,143
                                                 ========         ========              ========        ========



4.  BUSINESS ACQUISITIONS

In February 2000, the Company issued 424,111 shares of common stock plus other cash consideration to purchase Southwest Sanitary Distributing Company (SSDC) of Carrollton, Texas. SSDC is a provider of cleaning and sanitizing products to the quickservice (fast-food) restaurant industry and has become part of the Company's Kay operations. Annual sales of SSDC were approximately $24 million in 1999.

In February 2000, the Company also purchased Spartan de Chile Limitada and Spartan de Argentina S.A. Both companies are leaders in the institutional and industrial cleaning and sanitizing markets in their countries. Annual sales for the combined companies were approximately $20 million in 1999 and these acquisitions have become part of the Company's Latin America operations.

In May 2000, Ecolab purchased ARR/CRS, a Columbus, Ohio-based provider of commercial kitchen equipment parts and repair services in the Upper Midwest. ARR/CRS will become part of the Company's GCS operations. ARR/CRS's 1999 sales were approximately $4 million.

In May 2000, the Company also purchased the assets of Dong Woo Deterpan Co., Ltd., a leading marketer of institutional cleaning and sanitizing products and services based in Seoul, Korea. Sales for Dong Woo Deterpan were approximately $6 million in 1999. The purchased assets will be combined with Ecolab's existing operations in Korea.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




4.  BUSINESS ACQUISITIONS (continued)

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. The operations of these acquired businesses are not significant to the Company's consolidated results of operations, financial position and cash flows for the second quarter and six months ended June 30, 2000.



5.  NET INCOME PER COMMON SHARE

The computations of the basic and diluted net income per share amounts were as follows:

                                                    Second Quarter Ended                    Six Months Ended
(thousands,                                               June 30                                June 30
except per share)                                  2000             1999                  2000            1999
                                                 --------         --------              --------        --------
                                                        (unaudited)                           (unaudited)

Net income                                       $ 48,409         $ 43,384              $ 91,021        $ 78,422
                                                 ========         ========              ========        ========

Weighted-average common
 shares outstanding
      Basic (actual
        shares outstanding)                       128,346          129,596               128,645         129,567
      Effect of dilutive
        stock options
        and awards                                  4,644            5,070                 4,630           5,086
                                                 --------         --------              --------        --------
      Diluted                                     132,990          134,666               133,275         134,653
                                                 ========         ========              ========        ========

Net income per
 common share
      Basic                                      $   0.38         $   0.33              $   0.71        $   0.61
      Diluted                                    $   0.36         $   0.32              $   0.68        $   0.58


Stock options to purchase approximately 3.7 million shares for the second quarter and six months ended June 30, 2000 and 2.4 million shares for the second quarter and six months ended June 30, 1999 were not dilutive and, therefore, were not included in the computations of the diluted net income per common share amounts.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




6.  OPERATING SEGMENTS

Financial information for each of the Company's reportable segments was as follows:

                                                       Second Quarter Ended                      Six Months Ended
                                                             June 30                                  June 30
(thousands)                                         2000                1999                 2000                1999
                                                 ----------          ----------           ----------          -----------
                                                           (unaudited)                              (unaudited)
Net Sales
   United States
     Cleaning & Sanitizing                       $  388,443          $  358,272           $  748,830          $  695,094
     Other Services                                  61,774              53,313              116,322             100,641
                                                 ----------          ----------           ----------          ----------
     Total                                          450,217             411,585              865,152             795,735
   International Cleaning
     & Sanitizing                                   123,199             112,035              234,907             218,102
   Effect of foreign
     currency translation                            (2,705)             (3,204)              (3,088)             (4,117)
                                                 ----------          ----------           ----------          ----------
   Consolidated                                  $  570,711          $  520,416           $1,096,971          $1,009,720
                                                 ==========          ==========           ==========          ==========

Operating Income
   United States
     Cleaning & Sanitizing                       $   60,702          $   57,558           $  114,560          $  108,421
     Other Services                                   7,147               6,149               12,581              10,700
                                                 ----------          ----------           ----------          ----------
     Total                                           67,849              63,707              127,141             119,121
   International Cleaning
     & Sanitizing                                    12,177               9,844               23,035              17,995
   Corporate income (expense)                        (1,173)             (1,234)               1,411              (2,333)
   Effect of foreign
     currency translation                              (213)               (575)                (266)               (778)
                                                 ----------          ----------           ----------          ----------
   Consolidated                                  $   78,640          $   71,742           $  151,321          $  134,005
                                                 ==========          ==========           ==========          ==========

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rate used by management for 2000.

Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also included $3.8 million of income during the first six months of 2000, related to net reductions in damages claimed in environmental matters.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



7.  EQUITY IN EARNINGS OF HENKEL-ECOLAB

Certain financial data of Henkel-Ecolab and the components of the Company's equity in earnings of Henkel-Ecolab were as follows:

                                            Second Quarter Ended                      Six Months Ended
                                                  June 30                                  June 30
(thousands)                                2000                1999               2000                1999
                                         ----------          ----------        ----------          -----------
                                                   (unaudited)                           (unaudited)
Henkel-Ecolab
   Net sales                             $ 222,706           $ 234,676          $  434,827          $ 457,861

   Gross profit                            124,632             132,058             244,144            256,731

   Income before
     income taxes                           22,274              20,950              36,849             32,891

   Net income                            $  12,342           $  12,114          $   20,592          $  19,027

Ecolab equity in earnings

   Ecolab equity in
     net income                          $   6,171           $   6,057          $   10,296          $   9,514

   Ecolab royalty income
     from Henkel-Ecolab,
     net of income taxes                       586                 586               1,111              1,292

   Amortization expense
     for the excess of
     cost over the
     underlying net assets
     of Henkel-Ecolab                       (1,651)             (1,887)             (3,410)            (3,903)
                                         ---------           ---------          ----------          ---------
   Equity in earnings of
     Henkel-Ecolab                       $   5,106           $   4,756          $    7,997          $   6,903
                                         =========           =========          ==========          =========


8.      REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes certain of the staff's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of the Bulletin and is required to comply with the Bulletin by the fourth quarter of 2000. Management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position or liquidity.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 2000, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2000 and 1999, and of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Saint Paul, Minnesota
July 26, 2000

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

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 20 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000

Consolidated net sales for the second quarter ended June 30, 2000 were $571 million, an increase of 10 percent over net sales of $520 million in the second quarter of last year. For the first six months of 2000, net sales increased 9 percent to $1.097 billion from $1.010 billion in the comparable period of 1999. Businesses acquired in 2000 and the annualized effect of businesses acquired in 1999 accounted for approximately one-fourth of the growth in consolidated net sales in both the three and six-month periods of 2000. Changes in currency translation had an insignificant effect on sales for the periods ended June 30, 2000. The growth in sales also reflected benefits from new products, new customers, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

The gross profit margin for the second quarter of 2000 was 54.6 percent of net sales, down slightly compared with the second quarter 1999 gross profit margin of 54.9 percent of net sales. For the six-month periods, the gross profit margins were 54.8 percent in 2000 and 54.9 percent in 1999. These modest decreases in gross profit margins reflected the lower gross profit margins of businesses acquired, the repurchase of inventory related to the bankruptcy of Ameriserve, a large distributor of the Company's products, and higher costs of fuel, partially offset by the sales effect of new products. Selling price increases during the first six months of 2000 were not significant.

Selling, general and administrative expenses represented 40.8 percent of net sales in the second quarter of 2000, a decrease from 41.1 percent of net sales in the second quarter of last year. For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 41.0 percent in 2000 from 41.7 percent in 1999. Selling, general and administrative expenses

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000 (continued)

for the six months ended June 30, 2000 were reduced by $3.8 million of liability reversals related to favorable settlements anticipated on environmental claims, offset by $1.7 million of bad debt expense related to the bankruptcy filing by AmeriServe. Excluding these unusual items, selling, general and administrative expenses would have been 41.2 percent of consolidated net sales in the first six months of 2000. Selling, general and administrative expense improvements reflected synergies from the effects of businesses acquired, the benefits of cost controls, lower expenses related to retirement plans and strong sales growth. These benefits were partially offset by investments in the growth and training of the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

Net income totaled $48 million for the second quarter of 2000, an increase of 12 percent over net income of $43 million in the second quarter of last year. On a per share basis, diluted net income per share increased 13 percent to $0.36 from $0.32 in the second quarter of 1999. For the first six months of 2000, net income was $91 million and increased 16 percent over net income of $78 million in the comparable period of last year. Diluted net income per share increased 17 percent to $0.68 for the six-months ended June 30, 2000 from $0.58 for the first six months of last year. Excluding the unusual items mentioned above, diluted net income per common share would have been $0.67 per share. These earnings improvements reflected good operating income growth and lower net interest expense.

Sales of the Company's United States Cleaning & Sanitizing operations totaled $388 million for the second quarter of 2000, an increase of 8 percent over net sales of $358 million in the second quarter of last year. United States Cleaning & Sanitizing sales were $749 million for the first six months of 2000, up 8 percent over net sales of $695 million in the comparable period of last year. Sales benefited from the double-digit growth in sales of Kay operations and good growth from the Institutional and Food & Beverage businesses. Growth also reflected benefits from sales of new products, new customers, a larger sales-and-service force and generally good conditions in the hospitality and lodging industries. Business acquisitions accounted for approximately one-fourth of the growth in sales during each of the reporting periods. Selling price increases during the first six months of 2000 were not significant. Sales of the Company's Institutional operations increased 8 percent for the second quarter and 7 percent for the first six months of 2000. Institutional's housekeeping program continued to grow at double-digit rates,

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000 (continued)

supported by solid growth in the Ecotemp and specialty businesses. Kay's U.S. operations reported sales growth of 44 percent for the second quarter and 35 percent for the six-month period. Excluding the acquisition of SSDC, Kay's sales increased 18 percent for the second quarter and 16 percent for the six-month period. Kay's sales increases reflect double-digit growth in its food retail services business and solid results in sales to its core quickservice customers. Textile Care sales decreased 3 percent for the second quarter and 2 percent for the first six months of 2000. Textile Care continues to experience pressures from consolidation in the commercial laundry market and a difficult pricing environment. The Company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term. Sales of the Company's Professional Products operations increased 5 percent for the second quarter of 2000 and decreased 1 percent for the six-month period. The sales increase for the quarter reflected growth in distributor sales, new product introductions, and corporate account growth which was partially offset by a decrease in sales to the government market, as well as the loss of a key customer in the specialty business. Water Care sales increased 6 percent for the second quarter and 5 percent for the six-month period with good growth in sales to the food and beverage and hospitality markets. The Company's Food & Beverage operations reported sales growth of 6 percent for the second quarter and 5 percent for the six-month period with good growth in sales to the dairy, food and beverage markets. Vehicle Care sales decreased 3 percent for the second quarter and increased 11 percent for the six-month period. When adjusted for the impact of the Blue Coral acquisition in 1999, six month sales were flat principally due to unusual weather conditions, which depressed car wash usage, and a sales force reorganization.

Sales of the Company's United States Other Services operations totaled $62 million for the second quarter of 2000, an increase of 16 percent over net sales of $53 million in the second quarter of last year. United States Other Services sales were $116 million for the first six months of 2000, an increase of 16 percent over net sales of $101 million in the comparable period of last year. Pest Elimination reported sales growth of 13 percent for the second quarter and 12 percent for the six months with significant new customer business. GCS sales increased 25 percent for both the second quarter and the six-month period. Excluding the effects of GCS acquisitions, sales increased 12 percent for the second quarter and 13 percent for the six months. The Company is continuing to focus on coordinating GCS operations with other Ecolab businesses and expanding operations to provide national coverage.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000 (continued)

Management rate sales for the Company's International Cleaning & Sanitizing operations were $123 million for the second quarter ended June 30, 2000, an increase of 10 percent over sales of $112 million in the second quarter of last year. For the first six months of 2000, sales increased 8 percent to $235 million from $218 million during the comparable period of last year. Strong sales growth in Latin America along with the benefits of business acquisitions are the primary reasons for this increase. Sales in the Asia Pacific region increased 3 percent for the second quarter and 1 percent for the six-month period. A double-digit sales increase in East Asia was offset by lower sales in Japan and Australia. Latin America sales increased 44 percent for the second quarter and 33 percent for the first six months of 2000. Excluding acquisitions, Latin America sales increased 9 percent for the second quarter and 10 percent for the six-month period. Sales in the region included significant double-digit growth in Mexico and Central America. Sales in Canada increased 10 percent for the second quarter of 2000 and 8 percent for the six-month period with good growth in sales to the institutional market.

Operating income of the Company's United States Cleaning & Sanitizing operations totaled $61 million for the second quarter of 2000, up 5 percent over operating income of $58 million in the second quarter of last year. For the first six months of 2000, operating income was $115 million, an increase of 6 percent over operating income of $108 million in the comparable period of last year. Operating income reflected particularly strong growth in Kay operations. Operating income declined from 16.1 percent of net sales in the second quarter of last year to 15.6 percent in the second quarter of 2000 and decreased for the six-month period from 15.6 percent of net sales in 1999 to 15.3 percent in 2000. Operating income benefited from sales of new products and cost controls but were offset by higher costs related to businesses acquired, investments in the sales-and-service force to support new business development, higher fuel costs, the repurchase of AmeriServe inventory, and for the six-month period, a $1.7 million bad debt expense from AmeriServe in the first quarter.

Second quarter 2000 operating income of United States Other Services was $7 million, an increase of 16 percent over the second quarter of last year. For the six-month period, operating income was $13 million, up 18 percent over the comparable period last year. Excluding GCS acquisitions, operating income of U.S. Other Services rose 14 percent over the second quarter of last year and 15 percent over the six-month period of last year. Operating income increased to
11.6 percent of net sales in 2000 from 11.5 percent for the second quarter of 1999 and increased to 10.8 percent of net sales in 2000 from 10.6 percent for the first six months of 1999.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000 (continued)

Operating income of International Cleaning & Sanitizing operations at management rates totaled $12 million for the second quarter of 2000 and increased 24 percent over operating income of $10 million in the second quarter of last year. For the first six months of 2000, operating income was $23 million and increased 28 percent over operating income of $18 million in the comparable period of last year. Operating income improved to 9.9 percent of net sales in the second quarter of 2000 from 8.8 percent in 1999 and to 9.8 percent of net sales for the first six months of 2000 from 8.3 percent during the first six months of last year. Significant double-digit operating income growth and good margin improvement in Latin America and Canada contributed to this increase. Operating income in the Asia Pacific region was up slightly for both the second quarter and first six months of 2000.

Corporate operating expense was $1 million in the second quarter of 2000 and corporate operating income was $1 million in the first six months of 2000. Corporate operations, which normally represent only overhead costs directly related to Henkel-Ecolab, also included the recognition of $3.8 million of income for the six-month period related to net reductions in damages claimed in environmental matters in the first quarter of 2000.

For the second quarter of 2000, the Company's equity in earnings of Henkel-Ecolab was $5.1 million, an increase of 7 percent over equity earnings of $4.8 million in the second quarter of last year. For the six-month period, the Company's equity in earnings of Henkel-Ecolab was $8.0 million, up 16 percent over equity earnings of $6.9 million last year. Ecolab's equity in earnings was unfavorably affected by changes in European currency. Earnings of Henkel-Ecolab reflected strong sales, margin improvement, and cost controls which more than offset investments in the sales-and-service force. Henkel-Ecolab sales, although not consolidated, increased 9 percent for the second quarter and first six months of 2000 when measured in Deutsche marks.

Net interest expense totaled $5 million in the second quarter of 2000, down 16 percent from the second quarter of last year and was $11 million for the six-month period, a decrease of 11 percent from the comparable period of 1999. This decrease in interest expense is partially due to a reduction in the principal of the Company's 9.68% Senior Notes.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



RESULTS OF OPERATIONS - SECOND QUARTER AND SIX MONTHS ENDED
JUNE 30, 2000 (continued)

The provision for income taxes for the second quarter of 2000 reflected an estimated annual effective income tax rate of 41.0 percent, down slightly from the second quarter of 1999 estimated annual effective rate of 41.1 percent. For the first six months of 2000, the provision for income taxes reflected an estimated annual effective income tax rate of 41.0 percent, down from last year's six-month estimated annual effective rate of 41.4 percent. This decrease was principally due to lower anticipated overall effective rates on earnings of international operations for 2000.



FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.6 billion at June 30, 2000, an increase of 4 percent over total assets at year-end 1999. Accounts receivable have increased 9 percent since year-end 1999. The Company has modestly decreased DSO since year-end 1999 and has implemented changes to continue to reduce its DSO in the future. The investment in Henkel-Ecolab has decreased since year-end 1999 due to the payment of dividends and the effects of changes in currency. The increase in other assets over prior periods was principally due to business acquisitions.

Total debt was $351 million at June 30, 2000, up 25 percent over total debt of $281 million at year-end 1999. The increase in total debt from year-end 1999 was principally due to financing for business acquisitions and share repurchases. The ratio of total debt to capitalization was 32 percent at June 30, 2000, compared with 27 percent at year-end 1999.

Cash provided by operating activities totaled $136 million for the first six months of 2000, up 34 percent from $101 million during the first six months of last year. Increased earnings and a decrease in the level of operating assets contributed to the increase in cash provided by operating activities.

The Company reacquired 2,260,300 shares of its common stock during the first six months of 2000. The reacquired shares will be used for general corporate purposes and to offset the dilutive effect of shares issued for employee benefit plans. As stated in the Company's news release dated May 12, 2000, the Company expects to repurchase up to $200 million of its own stock this year.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the Company which may include anticipated business or financial performance including business prospects, in particular for the Textile Care and GCS divisions, investments in the sales-and-service force, continuation of share repurchases, steps which may reduce accounts receivable levels, and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.

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

Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations, cost increases due to higher oil prices; availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effects of acquisitions and difficulties in carrying out the Company's acquisition strategy, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, euro conversion and the development of markets; the occurrence of (i) litigation or claims,

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)



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

                           PART II. OTHER INFORMATION



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on May 12, 2000. At the meeting, 87.2% of the outstanding shares of the Company's voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class II Directors for a term ending at the annual meeting in 2003. The four persons nominated by the Company's Board of Directors received the following votes and were elected:

               Name                 For             Withheld
         -------------------    -----------       ---------
         Leslie S. Biller       112,443,438         738,999
         Ruth S. Block          112,339,956         842,481
         Jerry A. Grundhofer    112,156,077       1,026,360
         Allan L. Schuman       104,324,895       8,857,542

         In addition, the terms of office of the following directors continued after the meeting: Class III Directors for a term ending in 2001 - William L. Jews, Joel W. Johnson, Hugo Uyterhoeven and Albrecht Woeste; Class I Directors for a term ending in 2002 - James J. Howard, Jerry W. Levin, Robert L. Lumpkins and Roland Schulz.

         The second proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2000. The proposal was ratified as follows:

                         For        Against     Abstained
                     -----------    -------     ---------
                     112,517,746    203,483      461,208

         As to all proposals, there were no broker non-votes.


Item 5   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as exhibits to this report:

                  (10) A. Ecolab Inc. 1977 Stock Incentive Plan, As Amended and Restated Through May 12, 2000.

                       B. Ecolab Inc. 1993 Stock Incentive Plan, As Amended and Restated as of May 12, 2000.

                       C. Amendment No.1 to Amended and Restated Stockholder's Agreement between Henkel KGaA and Ecolab Inc.

                           (15) Letter regarding unaudited interim financial information.

                           (27)     Financial Data Schedule.

                  (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed during the quarter ended June 30, 2000.



                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ECOLAB INC.


Date:   August 8, 2000                     By: /s/S. L. Fritze
                                               --------------------------
                                               Steven L. Fritze
                                               Vice President and Controller
                                               (duly authorized officer and
                                               Chief Accounting Officer)

                                  EXHIBIT INDEX



   Exhibit No.               Document                         Method of Filing
   -----------               --------                         ----------------

     (10) A.        Ecolab Inc. 1977 Stock                    Filed herewith
                    Incentive Plan, As Amended and            electronically.
                    Restated Through May 12, 2000

          B.        Ecolab Inc. 1993 Stock                    Filed herewith
                    Incentive Plan, As Amended and            electronically.
                    Restated As of May 12, 2000

          C.        Amendment No.1 to Amended and             Filed herewith
                    Restated Stockholder's                    electronically.
                    Agreement between Henkel KGaA and
                    Ecolab Inc.

     (15)           Letter regarding unaudited interim        Filed herewith
                    financial information                     electronically.

     (27)           Financial Data Schedule                   Filed herewith
                                                              electronically.
