Form 10-Q
period 2000-09-30
ECOLAB INC
filed 2000-11-06
CIK 31462

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000.

127,014,480 shares of common stock, par value $1.00 per share.

                         PART I - FINANCIAL INFORMATION

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                        Third Quarter Ended
                                                            September 30
(thousands, except per share)                          2000              1999
                                                      --------          --------
                                                             (unaudited)

Net sales                                             $600,666          $554,511

Cost of sales                                          266,951           247,619
Selling, general
  and administrative expenses                          235,987           219,037
                                                      --------          --------

Operating income                                        97,728            87,855

Interest expense, net                                    6,528             4,860
                                                      --------          --------

Income before income taxes and equity
  in earnings of Henkel-Ecolab                          91,200            82,995

Provision for income taxes                              36,232            33,555

Equity in earnings of Henkel-Ecolab                      5,370             5,581
                                                      --------          --------

Net income                                            $ 60,338          $ 55,021
                                                      ========          ========


Net income per common share
     Basic                                            $   0.47          $   0.42
     Diluted                                          $   0.46          $   0.41

Dividends per common share                            $   0.12          $  0.105

Weighted-average common shares outstanding
     Basic                                             127,112           129,546
     Diluted                                           131,167           134,394

The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                          Nine Months Ended
                                                             September 30
(thousands, except per share)                          2000                1999
                                                    ----------          ----------
                                                              (unaudited)

Net sales                                           $1,697,637          $1,564,231

Cost of sales                                          762,817             702,769
Selling, general
  and administrative expenses                          685,771             639,602
                                                    ----------          ----------

Operating income                                       249,049             221,860

Interest expense, net                                   17,130              16,819
                                                    ----------          ----------

Income before income taxes and equity
     in earnings of Henkel-Ecolab                      231,919             205,041

Provision for income taxes                              93,927              84,082

Equity in earnings of Henkel-Ecolab                     13,367              12,484
                                                    ----------          ----------


Net income                                          $  151,359          $  133,443
                                                    ==========          ==========


Net income per common share
     Basic                                          $     1.18          $     1.03
     Diluted                                        $     1.14          $     0.99

Dividends per common share                          $     0.36          $    0.315

Weighted-average common shares outstanding
     Basic                                             128,134             129,560
     Diluted                                           132,534             134,569

The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                           CONSOLIDATED BALANCE SHEET

                                           September 30         December 31
(thousands)                                     2000                1999
                                           ------------         -----------
                                           (unaudited)
ASSETS

Current assets

     Cash and cash equivalents              $   45,075          $   47,748

     Accounts receivable, net                  358,100             299,751

     Inventories                               183,487             176,369

     Deferred income taxes                      43,717              41,701

     Other current assets                       14,229              11,752
                                            ----------          ----------

     Total current assets                      644,608             577,321


Property, plant and equipment, net             482,916             448,116


Investment in Henkel-Ecolab                    198,359             219,003


Other assets                                   398,496             341,506
                                            ----------          ----------

Total assets                                $1,724,379          $1,585,946
                                            ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                     CONSOLIDATED BALANCE SHEET (Continued)



                                             September 30         December 31
(thousands, except per share)                    2000                 1999
                                             ------------         -----------
                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

     Short-term debt                          $  234,310          $  112,060

     Accounts payable                            139,434             122,701

     Compensation and benefits                    86,829              90,618

     Income taxes                                   --                 5,743

     Other current liabilities                   174,164             139,552
                                              ----------          ----------

     Total current liabilities                   634,737             470,674


Long-term debt                                   161,717             169,014


Postretirement health care
  and pension benefits                           108,866              97,527


Other liabilities                                 73,847              86,715


Shareholders' equity
     (common stock, par value $1.00
     per share; shares outstanding:
     September 30, 2000 - 127,079;
     December 31, 1999 - 129,416)                745,212             762,016
                                              ----------          ----------


Total liabilities and
     shareholders' equity                     $1,724,379          $1,585,946
                                              ==========          ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                                  ECOLAB INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                            Nine Months Ended
                                                                                               September 30
(thousands)                                                                              2000                1999
                                                                                       ---------           ---------
                                                                                                (unaudited)

OPERATING ACTIVITIES

Net income                                                                             $ 151,359           $ 133,443

Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation                                                                     88,360              82,090
         Amortization                                                                     21,550              18,764
         Deferred income taxes                                                            (4,589)               (972)
         Equity in earnings of Henkel-Ecolab                                             (13,367)            (12,484)
         Henkel-Ecolab royalties and dividends                                            15,519              21,179
         Other, net                                                                         (625)                650
         Changes in operating assets and liabilities:
              Accounts receivable                                                        (51,303)            (83,086)
              Inventories                                                                (13,427)             (2,972)
              Other assets                                                                 1,063             (21,428)
              Accounts payable                                                            12,156               9,267
              Other liabilities                                                           29,347              54,510
                                                                                       ---------           ---------


Cash provided by operating activities                                                  $ 236,043           $ 198,961
                                                                                       ---------           ---------


The accompanying notes are an integral part of the consolidated financial statements.

                                   (Continued)

                                   ECOLAB INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)


                                                       Nine Months Ended
                                                         September 30
(thousands)                                        2000                 1999
                                                 ---------           ---------
                                                          (unaudited)

INVESTING ACTIVITIES

Capital expenditures                             $(110,203)          $(102,012)
Property disposals                                     343               2,836
Business acquisitions and investments              (74,505)            (40,144)
Sale of Gibson businesses and assets                   850               8,801
Other, net                                              --                 (72)
                                                 ---------           ---------
Cash used for investing activities                (183,515)           (130,591)
                                                 ---------           ---------


FINANCING ACTIVITIES

Notes payable                                      125,012              35,086
Long-term debt borrowings                               --              62,540
Long-term debt repayments                           (8,983)           (107,014)
Reacquired shares                                 (143,295)            (31,743)
Cash dividends on common stock                     (46,501)            (40,769)
Other, net                                          17,169              11,843
                                                 ---------           ---------
Cash used for financing activities                 (56,598)            (70,057)
                                                 ---------           ---------
Effect of exchange rate changes on cash              1,397                (261)
                                                 ---------           ---------


DECREASE IN CASH AND CASH EQUIVALENTS               (2,673)             (1,948)


Cash and cash equivalents,
  at beginning of period                            47,748              28,425
                                                 ---------           ---------

Cash and cash equivalents,
  at end of period                               $  45,075           $  26,477
                                                 =========           =========

The accompanying notes are an integral part of the consolidated financial statements.

                                   ECOLAB INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  CONSOLIDATED FINANCIAL STATEMENTS

The unaudited consolidated financial statements for the third quarter and the nine months ended September 30, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. These adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 1999 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.



2.  BALANCE SHEET INFORMATION

                                              September 30         December 31
(thousands)                                       2000                 1999
                                              ------------         -----------
                                               (unaudited)
Inventories
    Finished goods                              $  72,113           $  71,395
    Raw materials and parts                       112,470             106,239
    Excess of fifo cost over lifo cost             (1,096)             (1,265)
                                                ---------           ---------
      Total                                     $ 183,487           $ 176,369
                                                =========           =========


Shareholders' Equity
     Common stock                               $ 147,043           $ 145,556
     Additional paid-in capital                   258,974             223,290
     Retained earnings                            861,696             756,601
     Deferred compensation                         (9,265)            (13,714)
     Accumulated other comprehensive
       loss: cumulative translation               (78,771)            (59,363)
     Treasury stock                              (434,465)           (290,354)
                                                ---------           ---------
         Total                                  $ 745,212           $ 762,016
                                                =========           =========

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



3.  COMPREHENSIVE INCOME

Comprehensive income was as follows:

                                   Third Quarter                      Nine Months
                                       Ended                             Ended
                                    September 30                      September 30
(thousands)                      2000          1999                2000           1999
                              ---------      ---------          ---------      ---------
                                    (unaudited)                         (unaudited)
Net income                    $  60,338      $  55,021          $ 151,359      $ 133,443

Foreign currency
   translation                   (6,543)         1,261            (19,408)       (23,018)
                              ---------      ---------          ---------      ---------

Comprehensive income          $  53,795      $  56,282          $ 131,951      $ 110,425
                              =========      =========          =========      =========

4.  BUSINESS ACQUISITIONS AND INVESTMENTS

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

In February 2000, the Company purchased Spartan de Chile Limitada and Spartan de Argentina S.A. Both companies are leaders in the institutional and industrial cleaning and sanitizing markets in their countries. Annual sales for the combined companies were approximately $20 million in 1999 and these acquisitions have become part of the Company's Latin America operations.

In May 2000, Ecolab purchased ARR/CRS, a Columbus, Ohio-based provider of commercial kitchen equipment parts and repair services in the Upper Midwest. ARR/CRS has become part of the Company's GCS operations. ARR/CRS's 1999 sales were approximately $4 million.

In May 2000, the Company purchased the assets of Dong Woo Deterpan Co., Ltd., a leading marketer of institutional cleaning and sanitizing products and services based in Seoul, Korea. Sales for Dong Woo Deterpan were approximately $6 million in 1999. The purchased assets have been combined with Ecolab's existing operations in Korea and have become part of the Company's Asia Pacific operations.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



4.  BUSINESS ACQUISITIONS AND INVESTMENTS (continued)

In August 2000, Ecolab purchased Stove Parts Supply, which provides commercial kitchen equipment parts and repair services throughout central Texas. Stove Parts Supply has become part of the Company's GCS operations. Stove Parts Supply's 1999 sales were approximately $19 million.

In August 2000, the Company also purchased Facilitec Corp.(Facilitec), which provides rooftop grease filter products and kitchen exhaust cleaning services for restaurants and food service customers. Facilitec has become part of Ecolab's Institutional division. Facilitec's 1999 sales were approximately $14 million.

In September 2000, Ecolab purchased a 17 percent equity interest in FreshLoc Technologies Inc. FreshLoc is a privately held developer of wireless food safety technology, which monitors conditions affecting fresh food via measurement devices connected to the Internet.

The total cash paid by the Company for the above acquisitions included cash of $74,505,000 and shares of common stock issued in the SSDC acquisition with a market value of $14,139,000. As of September 30, 2000, the allocation of the purchase price to the assets acquired and the liabilities assumed is preliminary.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the Company from the dates of acquisition. The operations of these acquired businesses are not significant to the Company's consolidated results of operations, financial position and cash flows for the third quarter and nine months ended September 30, 2000.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


5.  NET INCOME PER COMMON SHARE

The computations of the basic and diluted net income per share amounts were as follows:

                                     Third Quarter Ended             Nine Months Ended
 (thousands,                            September 30                    September 30
except per share)                   2000           1999              2000           1999
                                  --------       --------          --------       --------
                                        (unaudited)                      (unaudited)
Net income                        $ 60,338       $ 55,021          $151,359       $133,443
                                  ========       ========          ========       ========


Weighted-average common
 shares outstanding
      Basic                        127,112        129,546           128,134        129,560
      Effect of dilutive
        stock options
        and awards                   4,055          4,848             4,400          5,009
                                  --------       --------          --------       --------
      Diluted                      131,167        134,394           132,534        134,569
                                  ========       ========          ========       ========


Net income per
 common share
      Basic                       $   0.47       $   0.42          $   1.18       $   1.03
      Diluted                     $   0.46       $   0.41          $   1.14       $   0.99

Stock options to purchase approximately 6.2 million shares for the third quarter and nine months ended September 30, 2000 and 3.6 million shares for the third quarter and nine months ended September 30, 1999 were not dilutive and, therefore, were not included in the computations of the diluted net income per common share amounts.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


6.  OPERATING SEGMENTS

Financial information for each of the Company's reportable segments was as follows:

                                             Third Quarter Ended                     Nine Months Ended
                                                 September 30                           September 30
(thousands)                                2000               1999                 2000               1999
                                       -----------        -----------           -----------        -----------
                                                (unaudited)                               (unaudited)
Net Sales
   United States
     Cleaning & Sanitizing             $   407,521        $   385,508           $ 1,156,351        $ 1,080,602
     Other Services                         67,596             56,467               183,918            157,108
                                       -----------        -----------           -----------        -----------
     Total                                 475,117            441,975             1,340,269          1,237,710
   International Cleaning
     & Sanitizing                          130,117            115,463               365,024            333,565
   Effect of foreign
     currency translation                   (4,568)           (2,927)                (7,656)            (7,044)
                                       -----------        -----------           -----------        -----------
   Consolidated                        $   600,666        $   554,511           $ 1,697,637        $ 1,564,231
                                       ===========        ===========           ===========        ===========


Operating Income
   United States
     Cleaning & Sanitizing             $    76,091        $    70,479           $   190,651        $   178,900
     Other Services                          8,317              8,207                20,898             18,907
                                       -----------        -----------           -----------        -----------
     Total                                  84,408             78,686               211,549            197,807
   International Cleaning
     & Sanitizing                           14,804             10,766                37,839             28,761
   Corporate income (expense)                 (786)            (1,111)                  625             (3,444)
   Effect of foreign
     currency translation                     (698)              (486)                 (964)            (1,264)
                                       -----------        -----------           -----------        -----------
   Consolidated                        $    97,728        $    87,855           $   249,049        $   221,860
                                       ===========        ===========           ===========        ===========


The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2000.

Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also includes $0.3 million of income for third quarter and $4.1 million of income for the first nine months of 2000, related to net reductions in probable losses related to certain environmental matters.

                                   ECOLAB INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  EQUITY IN EARNINGS OF HENKEL-ECOLAB

Certain financial data of Henkel-Ecolab and the components of the Company's equity in earnings of Henkel-Ecolab were as follows:

                                        Third Quarter Ended                  Nine Months Ended
                                           September 30                         September 30
(thousands)                            2000             1999                2000            1999
                                    ---------        ---------           ---------       ---------
                                           (unaudited)                           (unaudited)
Henkel-Ecolab

   Net sales                        $ 220,689        $ 235,242           $ 655,516       $ 693,103

   Gross profit                       125,197          127,690             369,341         384,421

   Income before
     income taxes                      21,886           24,582              58,735          57,473

   Net income                       $  12,819        $  13,513           $  33,411       $  32,540


Ecolab equity in earnings

   Ecolab equity in
     net income                     $   6,410        $   6,756           $  16,706       $  16,270

   Ecolab royalty income
     from Henkel-Ecolab,
     net of income taxes                  596              651               1,707           1,943

   Amortization expense
     for the excess of
     cost over the
     underlying net assets
     of Henkel-Ecolab                  (1,636)          (1,826)             (5,046)         (5,729)
                                    ---------        ---------           ---------       ---------


   Equity in earnings of
     Henkel-Ecolab                  $   5,370        $   5,581           $  13,367       $  12,484
                                    =========        =========           =========       =========


8.       REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, which summarizes certain of the staff's views regarding the application of generally accepted accounting principles to revenue recognition in financial statements. The Company is in the process of analyzing the requirements of the Bulletin and is required to comply with the Bulletin in the fourth quarter of 2000. Management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 2000, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2000 and 1999, and of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of income, of comprehensive income and shareholders' equity and of cash flows for the year then ended (not presented herein); and in our report dated February 28, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                             /s/PricewaterhouseCoopers LLP
                                             PRICEWATERHOUSECOOPERS LLP

October 19, 2000

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding the Company's operating results, cash flows and financial position. The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various "Forward-Looking Statements" within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the Company's statement entitled "Forward-Looking Statements and Risk Factors" beginning on page 19 of this report. Additional risk factors may be described from time to time in Ecolab's filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000

Consolidated net sales for the third quarter ended September 30, 2000 were $601 million, an increase of 8 percent over net sales of $555 million in the third quarter of last year. For the first nine months of 2000, net sales increased 9 percent to $1.698 billion from $1.564 billion in the comparable period of 1999. Businesses acquired in 2000 and the annualized effect of businesses acquired in 1999 accounted for approximately 40 percent of the growth in consolidated net sales for third quarter and 30 percent for the nine-months ended September 30, 2000. Changes in currency translation had an insignificant effect on sales for the periods ended September 30, 2000. The growth in sales also reflected benefits from new products, new customers, investments in the growth and training of the sales-and-service force, and a continuation of generally good conditions in the hospitality and lodging industries in the United States.

The gross profit margin for the third quarter of 2000 was 55.6 percent of net sales, up slightly compared with the third quarter 1999 gross profit margin of
55.3 percent of net sales. For the nine-month periods, the gross profit margins were 55.1 percent in both 2000 and 1999. The increase in gross profit margin for the third quarter was primarily due to the strong Institutional and International business performances, which helped offset the negative effect of the lower margins of businesses acquired, and to a lesser extent, the higher costs of fuel. Selling price increases during the first nine months of 2000 were not significant.

Selling, general and administrative expenses represented 39.3 percent of net sales in the third quarter of 2000, a decrease from 39.5 percent of net sales in the third quarter of last year. For the nine-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 40.4 percent in 2000 from 40.9 percent in 1999. Selling, general and administrative expense improvements

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 (continued)

reflected the Company's cost control efforts and lower expenses related to retirement plans. These benefits were partially offset by continued investments in the growth and training of the sales-and-service force. The Company expects to continue investing in its sales-and-service force, including investments in training and productivity.

Net income totaled $60 million for the third quarter of 2000, an increase of 10 percent over net income of $55 million in the third quarter of last year. On a per share basis, diluted net income per share increased 12 percent to $0.46 in the third quarter of 2000 from $0.41 in the third quarter of 1999. During the third quarter of 1999, the Company recognized a non-taxable gain of $1.5 million, or $0.01 per diluted share, on the receipt of shares from an insurance company that demutualized through a public offering. This one-time gain was recorded in selling, general and administrative expenses during the quarter, and also had a favorable effect on the Company's third quarter and nine-month effective income tax rates for 1999. Excluding this one-time gain from last year's results, diluted earnings per share would have increased 15% for the third quarter of 2000. For the first nine months of 2000, net income was $151 million and increased 13 percent over net income of $133 million in the comparable period of last year. Diluted net income per share increased 15 percent to $1.14 for the nine months ended September 30, 2000 from $0.99 for the first nine months of last year. These earnings improvements reflected good operating income growth and a decrease in the effective tax rate. Net income was negatively affected by higher net interest expense.

Sales of the Company's United States Cleaning & Sanitizing operations totaled $408 million for the third quarter of 2000, an increase of 6 percent over net sales of $386 million in the third quarter of last year. United States Cleaning & Sanitizing sales were $1.156 billion for the first nine months of 2000, up 7 percent over net sales of $1.081 billion in the comparable period of last year. Business acquisitions accounted for approximately one-third of the growth in sales during the third quarter and approximately one-fourth of the growth in sales for the nine months ended September 30, 2000. Sales reflected double-digit growth in sales of Kay operations and a solid performance by Institutional. Growth also reflected benefits from sales of new products and services, as well as aggressive sales efforts and programs. Selling price increases during the first nine months of 2000 were not significant. Sales of the Company's Institutional operations increased 6 percent for the third quarter and 7 percent for the first nine months of 2000. The acquisition of Facilitec in September accounted for approximately $1 million of Institutional's sales for the third quarter and nine-month periods. Institutional's specialty program grew at double-digit rates for the quarter, supported

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 (continued)

by solid growth in the housekeeping and Ecotemp businesses. Kay's U.S. operations reported sales growth of 36 percent for both the third quarter and the nine-month periods. Excluding the acquisition of SSDC, Kay's sales increased 12 percent for the third quarter and 15 percent for the nine-month period. Kay's sales increases reflect double-digit growth in its food retail services business and solid growth in sales to its core quickservice customers. Textile Care sales decreased 8 percent for the third quarter and 4 percent for the first nine months of 2000. Textile Care sales decreases reflect the division's strategy to improve profit margins by discontinuing low margin business. Although third quarter sales were down from last year for Textile Care, gross margins rose. The Company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term while focusing on improving profitability. Sales of the Company's Professional Products operations decreased 3 percent for the third quarter of 2000 and decreased 2 percent for the nine-month period. The sales decrease for the quarter was due to lower sales in the specialty market caused by the loss of a key customer and lower warehouse club sales. Water Care sales increased 4 percent for the third quarter and 5 percent for the nine-month period with good growth in sales to the food and beverage and hospitality markets. The Company's Food & Beverage operations reported sales growth of 2 percent for the third quarter and 4 percent for the nine-month period with good growth in sales to the dairy market. Sales for Food & Beverage reflect the challenging conditions in several of its markets, including very weak dairy industry conditions and continuing consolidation of plants in food processing and beverage markets. Vehicle Care sales decreased 1 percent for the third quarter and increased 7 percent for the nine-month period. When adjusted for the impact of the Blue Coral acquisition in 1999, nine-month sales were flat, principally due to the effects of integration and a sales force reorganization.

Sales of the Company's United States Other Services operations totaled $68 million for the third quarter of 2000, an increase of 20 percent over net sales of $56 million in the third quarter of last year. United States Other Services sales were $184 million for the first nine months of 2000, an increase of 17 percent over net sales of $157 million in the comparable period of last year. Excluding business acquisitions, sales increased 11 percent for the third quarter and 12 percent for the first nine months of 2000. Pest Elimination reported sales growth of 11 percent for the third quarter and 12 percent for

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 (continued)

the nine months with significant new customer business as well as additional product and service sales through new offerings to existing customers. GCS sales increased 43 percent for the third quarter and 31 percent for the nine-month period. Excluding the effects of GCS acquisitions, sales increased 10 percent for the third quarter and 12 percent for the nine months. The Company is continuing to focus on coordinating GCS operations with other Ecolab businesses and expanding operations to provide national coverage.

Management rate sales for the Company's International Cleaning & Sanitizing operations were $130 million for the third quarter ended September 30, 2000, an increase of 13 percent over sales of $115 million in the third quarter of last year. For the first nine months of 2000, sales increased 9 percent to $365 million from $334 million during the comparable period of last year. Strong sales growth in core Latin America operations along with the benefits of business acquisitions are the primary reasons for this increase. Sales in the Asia Pacific region increased 8 percent for the third quarter and 4 percent for the nine-month period. Excluding acquisitions, Asia Pacific sales increased 5 percent for the third quarter and 3 percent for the nine-month period. Double-digit sales increases in East Asia were partially offset by slightly lower sales in Australia. Latin America sales increased 40 percent for the third quarter and 35 percent for the first nine months of 2000. Excluding acquisitions, Latin America sales increased 12 percent for the third quarter and 11 percent for the nine-month period. Sales in the region included significant double-digit growth in Northern and Central Latin America. Sales in Canada increased 5 percent for the third quarter of 2000 and 7 percent for the nine-month period with good growth in sales to the institutional market.

Operating income of the Company's United States Cleaning & Sanitizing operations totaled $76 million for the third quarter of 2000, up 8 percent over operating income of $70 million in the third quarter of last year. For the first nine months of 2000, operating income was $191 million, an increase of 7 percent over operating income of $179 million in the comparable period of last year. Operating income increased from 18.3 percent of net sales in the third quarter of last year to 18.7 percent in the third quarter of 2000 and decreased slightly for the nine-month period from 16.6 percent of net sales

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 (continued)

in 1999 to 16.5 percent in 2000. Excluding acquisitions, operating income of United States Cleaning & Sanitizing rose 7 percent over the third quarter of last year and 5 percent over the nine-month period of last year. Operating income benefited from Kay's strong sales performance, sales of new products and cost controls but was partially offset by investments in the sales-and-service force to support new business development and higher fuel costs.

Third quarter 2000 operating income of United States Other Services was $8 million, an increase of 1 percent over the third quarter of last year. For the nine-month period, operating income was $21 million, up 11 percent over the comparable period last year. Operating income decreased to 12.3 percent of net sales in 2000 from 14.5 percent for the third quarter of 1999 and decreased to
11.4 percent of net sales in 2000 from 12.0 percent for the first nine months of 1999. Operating income margins declined for United States Other Services primarily due to growth-related investments the Company made in GCS during the third quarter.

Operating income of International Cleaning & Sanitizing operations at management rates totaled $15 million for the third quarter of 2000 and increased 38 percent over operating income of $11 million in the third quarter of last year. For the first nine months of 2000, operating income was $38 million and increased 32 percent over operating income of $29 million in the comparable period of last year. Operating income improved to 11.4 percent of net sales in the third quarter of 2000 from 9.3 percent in 1999 and to 10.4 percent of net sales for the first nine months of 2000 from 8.6 percent during the first nine months of last year. Double-digit operating income growth and good margin improvement in Asia Pacific, Latin America and Canada all contributed to this increase.

Corporate operating expense was $0.8 million in the third quarter of 2000 and corporate operating income was $0.6 million in the first nine months of 2000. Corporate operations, which normally represent only overhead costs directly related to Henkel-Ecolab, also included the recognition of $0.3 million of income for the third quarter and $4.1 million of income for the nine-month period related to net reductions in probable losses related to certain environmental matters in the first quarter of 2000.

Net interest expense totaled $7 million in the third quarter of 2000, up 34 percent from the third quarter of last year and was $17 million

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS - THIRD QUARTER AND NINE MONTHS ENDED
SEPTEMBER 30, 2000 (continued)

for the nine-month period, an increase of 2 percent from the comparable period of 1999. This increase in interest expense is primarily due to higher debt levels related to the financing of business acquisitions and to fund the Company's share repurchase program.

The provision for income taxes for the third quarter of 2000 reflected an effective income tax rate of 39.7 percent, down from the third quarter of 1999 effective rate of 40.4 percent. For the first nine months of 2000, the provision for income taxes reflected an estimated annual effective income tax rate of 40.5 percent; down from last year's nine-month estimated annual effective tax rate of
41.0 percent. This decrease was principally due to lower anticipated overall effective rates on earnings of international operations for 2000.

For the third quarter of 2000, the Company's equity in earnings of Henkel-Ecolab was $5.4 million, a decrease of 4 percent compared to equity earnings of $5.6 million in the third quarter of last year. For the nine-month period, the Company's equity in earnings of Henkel-Ecolab was $13.4 million, up 7 percent over equity earnings of $12.5 million last year. Ecolab's equity in earnings was unfavorably affected by weaker European currencies. Earnings of Henkel-Ecolab reflected good sales growth and margin improvement. Henkel-Ecolab sales, although not consolidated, increased 4 percent for the third quarter and increased 6 percent for the first nine months of 2000 when measured in fixed currencies.

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


FINANCIAL POSITION AND LIQUIDITY

Total assets were approximately $1.724 billion at September 30, 2000, an increase of 9 percent over total assets at year-end 1999. Accounts receivable have increased 19 percent since year-end 1999 and reflects strong third quarter 2000 sales. Compared to the same period last year, DSO has improved and the Company has implemented changes to continue to improve its DSO in the future. The investment in Henkel-Ecolab has decreased since year-end 1999 due to the payment of dividends and the effects of changes in currency. The increase in other assets over year-end 1999 was principally due to goodwill associated with business acquisitions.

Total debt was $396 million at September 30, 2000, up 41 percent over total debt of $281 million at year-end 1999. The increase in total debt from year-end 1999 was principally due to financing for business acquisitions and share repurchases. The ratio of total debt to capitalization was 35 percent at September 30, 2000, compared with 27 percent at year-end 1999.

Cash provided by operating activities totaled $236 million for the first nine months of 2000, up 19 percent from $199 million during the first nine months of last year. Increased earnings and the reduced effect of changes in net operating assets contributed to the increase in cash provided by operating activities.

The Company reacquired 3,731,500 shares of its common stock during the first nine months of 2000. The reacquired shares will be used for general corporate purposes and to offset the dilutive effect of shares issued for employee benefit plans. As stated in the Company's news release dated May 12, 2000, the Company expects to repurchase up to $200 million of its own stock this year.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the Company which may include anticipated business or financial performance including business prospects, in particular for the Textile Care and GCS divisions, investments in the sales-and-service force, continuation of share repurchases, and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Additionally, the Company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made

                                   ECOLAB INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

FORWARD-LOOKING STATEMENTS AND RISK FACTORS (CONTINUED)

in oral presentations including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for the Company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made. In order to comply with the terms of the safe harbor, the Company hereby identifies important factors, which could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report or any oral presentation containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations; cost increases due to higher oil prices or availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effect of future acquisitions or divestitures or other corporate transactions, as well as our ability to achieve plans for past acquisitions, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; market or regulatory factors which could affect the Company's ability to reacquire shares; the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) natural or manmade disasters and (iii) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

                                        PART II. OTHER INFORMATION



Item 3.           LEGAL PROCEEDINGS


                  As previously reported in the Company's Form 10-K for the yearended December 31, -1999 and in prior Form 10-K's, a legal action was commenced in August, 1989 in the District Court in Zwolle, Netherlands, by the Netherlands government against a former subsidiary of the Company. Netherlands authorities were seeking monetary damages to cover the cost of investigation and planned clean-up of soil and groundwater contamination, allegedly resulting from the discharge of wastewater and chemicals during a period ended in 1981, when the subsidiary operated a plant on the site. In late September 2000, the parties reached a final settlement of this matter. This settlement did not have, nor is it expected to have a material effect on the Company's consolidated financial position, results of operations or liquidity.

                  In September 2000, Region 5 of the United States Environmental Protection Agency ("U.S. EPA") initiated an administrative proceeding alleging that three products had been sold by the Company without registering the products as antimicrobial pesticides. U.S. EPA seeks an administrative penalty of $542,850. The Company has suspended sales of the relevant products. The Company anticipates that this matter will not have a material effect on the Company's consolidated financial position, results of operations or liquidity.



Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following documents are filed as exhibits to this report:

                           (10) Ecolab Inc. 1997 Stock Incentive Plan, As
                                Amended and Restated as of August 18, 2000.

                           (15) Letter regarding unaudited interim financial
                                information.

                           (27) Financial Data Schedule.

                  (b)      Reports on Form 8-K:

                           No reports on From 8-K were filed during the quarter ended September 30, 2000. Subsequent to the quarter ended September 30, 2000, the Company filed on October 23, 2000, a Current Report on Form 8-K to report its third quarter financial results.

                                                 SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ECOLAB INC.


Date:  November 6, 2000                By: /s/S.L. Fritze
                                           ---------------
                                           Steven L. Fritze
                                           Vice President and Controller
                                           (duly authorized officer and Chief
                                           Accounting Officer)

                                  EXHIBIT INDEX



Exhibit No.                             Document                               Method of Filing
-----------                             --------                               ----------------

 (10)           Ecolab Inc. 1997 Stock Incentive Plan, as Amended and          Filed herewith
                Restated as of August 18, 2000.                                electronically

 (15)           Letter regarding unaudited interim financial information.      Filed herewith
                                                                               electronically

 (27)           Financial Data Schedule.                                       Filed herewith
                                                                               electronically