Form 10-K405
period 2000-12-31
ECOLAB INC
filed 2001-03-09
CIK 31462

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2000	Commission File No. 1-9328
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

ECOLAB INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0231510 (I.R.S. Employer Identification No.)
370 Wabasha Street North, St. Paul, Minnesota (Address of principal executive offices)	55102 (Zip Code)

Registrant's telephone number, including area code: (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /x/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

    Aggregate market value of voting stock held by non-affiliates of Registrant on February 23, 2001: $5,221,675,361 (see Item 12, on page 19 hereof). The number of shares of Registrant's Common Stock, par value $1.00 per share, outstanding as of February 23, 2001: 127,288,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.
Portions of Registrant's Annual Report to Stockholders for the year ended December 31, 2000 (hereinafter referred to as "Annual Report") are incorporated by reference into Parts I, II and IV.

2.
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 11, 2001 and to be filed within 120 days after the Registrant's fiscal year ended December 31, 2000 (hereinafter referred to as "Proxy Statement") are incorporated by reference into Part III.

PART I

Forward-Looking Statements and Risk Factors

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this Report on Form 10-K (including Management's Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding future performance of the Company which may include anticipated financial performance, business prospects, prospects for international growth, investments in the sales and service force, the impact of legislation and environmental compliance, the effect of litigation, production capability, share repurchases, the effect of new accounting pronouncements and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Additionally, the company may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

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

    Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations; cost increases due to higher oil prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effect of future acquisitions or divestitures or other corporate transactions, as well as our ability to achieve plans for past acquisitions, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; market or regulatory factors which could affect the Company's ability to reacquire shares; the costs and effects of complying with: (i) the significant environmental laws and regulations which apply to the Company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the Company's products and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) the loss or insolvency of a major customer or distributor, (iii) natural or manmade disasters and (iv) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the Company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company's reports to the Securities and Exchange Commission. In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

Item 1.  Business

Item 1(a)  General Development of Business

    Except where the context otherwise requires, the terms "Company" and "Ecolab," as used herein, include Ecolab Inc. and its subsidiaries. Ecolab Inc. was incorporated as a Delaware corporation in 1924. The Company's fiscal year is the calendar year ending December 31.

    The Company and Henkel KGaA of Düsseldorf, Germany ("Henkel"), each have a 50% economic interest in a joint venture which operates institutional and industrial cleaning and sanitizing businesses in Europe, and which is referred to hereafter as "Henkel-Ecolab." Strategic decisions concerning Henkel-Ecolab require the agreement of Henkel and the Company. Henkel has a tie-breaking vote on certain matters pertaining to continuation of business in the event mutual agreement is not reached. These include the appointment of Henkel-Ecolab senior executives and adoption of the annual business plan. The Company accounts for its interest in Henkel-Ecolab under the equity method of accounting and therefore does not consolidate the Henkel-Ecolab balance sheet accounts, revenues and expenses or cash flows. Financial statements of Henkel-Ecolab, as listed under Item 14.I(3). of Part IV hereof, are included as a part of this Report and a review of Henkel-Ecolab financial performance is found under the heading "Henkel-Ecolab" contained in the Financial Discussion which is incorporated from the Annual Report into Item 7 hereof. Except where Henkel-Ecolab is specifically referred to, the description of business in Part I does not include the business of Henkel-Ecolab.

    On December 7, 2000, the Company announced that it has agreed to combine into its operations the 50% of the Henkel-Ecolab joint venture owned by Henkel. The transaction is scheduled to close January 2, 2002, subject to regulatory approvals in various jurisdictions. Following the closing of the transaction, the Company anticipates operating the business conducted by Henkel-Ecolab as a part of the Company's consolidated business operations.

    During 2000, the Company continued to make business acquisitions which broadened its product and service offerings in line with its "Circle the Customer—Circle the Globe" strategy. In February 2000, the Company added to its Kay operations through the acquisition of Southwest Sanitary Distributing Company. In addition, the Company expanded the geographic coverage of its GCS commercial kitchen equipment parts and repair business with the acquisitions of ARR/CRS (June 2000), Stove Parts Supply (August 2000) and Peterson's Commercial Parts & Service (November

2000). In September 2000 the Company purchased Facilitec Corp. to introduce rooftop grease filter products and kitchen exhaust cleaning services to its Institutional operations. Outside the United States, the Company expanded its institutional cleaning and sanitizing operations in Latin America and Korea through acquisitions. Details of these acquisitions are found under the heading "Business Acquisitions and Divestitures" in Note 5, located on pages 39 and 40 of the Annual Report and incorporated into Item 8 hereof. During 2000, the Company divested Jackson MSC, which designed, manufactured and marketed dishwashing and customized machines for the food service industry. The purchaser of Jackson MSC will continue to supply dishmachines to the Company under a long-term supply arrangement.

Item 1(b)  Financial Information About Operating Segments

    The financial information about reportable segments appearing under the heading "Operating Segments" in Note 16, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

Item 1(c)  Narrative Description of Business

    General:  The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets. The Company provides cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quick-service (fastfood and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry. A strong commitment to customer support is a distinguishing characteristic of the Company. Additional information on the Company's business philosophy is found below under the heading "Additional Information—Competition" of this Item 1(c).

    The following description of business is based upon the Company's three reportable segments ("segments") as reported in the Company's financial statements. However, the Company pursues a "Circle the Customer—Circle the Globe" strategy by providing products, systems and services which serve the Company's customer base, and does so on a global basis to meet the needs of its customer's various operations around the world. Therefore, one customer may utilize the services of all three of the segments. Thus, there is a degree of interdependence among the operating segments—particularly between the International Cleaning & Sanitizing and the United States Cleaning & Sanitizing businesses.

United States Cleaning & Sanitizing Segment

    The "United States Cleaning & Sanitizing" segment is comprised of seven divisions which provide cleaning and sanitizing services to United States markets.

    Institutional:  The Institutional Division is the Company's largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment ("warewashing"), for on-premise laundries (typically used by customers having smaller machines and laundry needs) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry. The Division also provides rooftop grease filter products and kitchen exhaust cleaning services for restaurants and other food service operations as well as pool and spa treatment programs for commercial and hospitality customers. The Institutional

Division also markets various chemical dispensing device systems, which are made available to customers, to dispense the Company's cleaners and sanitizers. The Institutional Division also markets, primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

    The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States.

    The Institutional Division sells its products and services primarily through Company-employed field sales and service personnel. However, the Company, to a significant degree, also utilizes independent, third-party foodservice distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors and the Company provides the same service to accounts served by food distributors as to direct customers.

    Kay:  The Kay Division (which consists of certain wholly-owned subsidiaries of the Company) supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast food restaurants but also other retail locations where "fast food" is prepared and served, such as convenience stores, airport and shopping center kiosks and other public venues typically serviced by national or regional restaurant chains. Kay also sells cleaning and sanitizing products, as well as remote monitoring services, to the food retail (i.e., grocery store) industry. Kay's products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and remote monitoring technology for refrigerators, freezers and cooking equipment. Products are sold under the "Kay" brand or the customer's private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers. Kay's customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

    Kay employs a direct field sales force which primarily calls upon national and regional quick-service restaurant chains and franchisees, although the sales are made to distributors who supply the chain or franchisee's restaurants.

    The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick-service restaurant industry in the United States. While Kay's customer base has been growing, Kay's business is largely dependent upon a limited number of major quick-service restaurant chains and franchisees.

    Food & Beverage:  The Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The division also markets food irradiation services through an alliance with Ion Beam Applications (IBA). The Food & Beverage Division also designs, engineers and installs CIP ("clean-in-place") process control systems and facility cleaning systems for its customer base. Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by the Company's field sales personnel. The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States.

    Textile Care:  The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large institutional and commercial laundries and to certain smaller laundry operations. Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial, textile rental and shirt laundries. Products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through independent, third-party distributors. The Division's programs are designed to meet the customer's need for exceptional cleaning, while extending the useful life of linen and reducing the customer's overall operating cost. Textile Care offerings complement the Institutional Division's offerings to small-to-medium size on-premise laundry facilities. During 2000 the Textile Care Division also introduced a hand care program for commercial laundries.

    Professional Products:  The Professional Products Division provides a broad range of janitorial and infection prevention/health care offerings to the janitorial and medical markets in the United States. Its proprietary janitorial products (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily under the brand name "Airkem," and proprietary infection prevention/health care products (skin care, disinfectants and instrument sterilants) are sold primarily under the "Huntington" brand name. These products are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.

    The Division also sells certain specialty chemical products which are manufactured for third parties. These offerings include the manufacture of private label products and house brand products for third parties. They also include, through the Division's JaniSource operations, cleaning and sanitation products for the janitorial market, which are sold under brand names which are licensed for use from other companies. JaniSource products are sold through independent, third-party distributors.

    Vehicle Care:  The Company's Vehicle Care Division provides vehicle appearance products which include soaps, polishes, wheel and tire treatments and air fresheners. Products are sold to vehicle rental, fleet and consumer car wash and detail operations.

    Water Care Services:  The Water Care Services Division supplements the Company's "Circle the Customer—Circle the Globe" strategy by adding an offering which is critical to companies in the Company's customer base—water treatment programs. The Division provides water and wastewater treatment products, services and systems for commercial/institutional customers (hospitals, healthcare, commercial real estate, government, shopping malls and commercial laundries) and light industry (food and beverage accounts, textile mills, electronic parts/assembly plants and other industries). Water Care Services works closely with the Company's Institutional, Textile Care and Food & Beverage divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat wastewater.

United States Other Services Segment

    The "United States Other Services" segment is comprised of two business units: Pest Elimination and GCS Service. In general, both businesses provide service or equipment which can augment or extend the Company's product offering to its business customers as a part of the "Circle the Customer" approach.

    Pest Elimination:  The Pest Elimination Division provides services for the elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick-service restaurant and grocery operations and other institutional and commercial customers. These services are sold and performed by Company-employed sales and service personnel. The Pest Elimination business acquires all of its insecticides and pesticides from third-party vendors.

    GCS Service:  GCS (which operates as a wholly-owned subsidiary of the Company) provides commercial kitchen parts and equipment repair services including parts distribution. GCS offers both chain account customers of the Company and equipment manufacturers the benefits of working with a single equipment repair service provider with a nationally based capability.

International Cleaning & Sanitizing Segment

    The Company conducts business in approximately 40 countries outside of the United States through wholly-owned subsidiaries or, in the case of China, Israel and Venezuela, through majority-owned joint ventures with local partners. In other countries, selected products are sold by the Company's export operations to distributors, agents or licensees, although those sales are not significant in terms of the Company's overall sales. The largest International operations are located in Asia Pacific, Latin America and Canada with smaller operations in Africa. With limited exceptions, the Company does not currently conduct business directly in Europe. In that region, business is conducted by Henkel-Ecolab which is described in Item 1(a) hereof under the heading "General Development of Business."

    In general, the businesses conducted internationally are similar to those conducted in the United States. The businesses which are similar to the United States' Institutional and Food & Beverage businesses, are the largest businesses in international operations. They are conducted at virtually all international locations, and compared to the United States, constitute a larger portion of the overall business. Kay has sales in a number of international locations. A significant portion of its international sales are to non-United States units of United States-based quick-service restaurant chains. Consequently, a substantial portion of Kay's international sales are made either to domestic or internationally-located independent, third-party distributors who serve these chains. The other businesses are conducted less extensively in international locations. However, in general, all of the businesses conducted in the United States are operated in Canada.

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

    The Company's objective is to achieve a significant presence in each of its business markets. In general, competition is based on service, product performance and price. The Company believes it competes principally by providing superior value and differentiated products. Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and dedication to customer satisfaction after the initial sale. This is made possible, in part, by the Company's significant on-going investment in training and technology development and by the Company's standard practice of advising customers on means to lower operating costs and comply with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in the Company's "Circle the Customer—Circle the Globe" strategy which is discussed above in this Item 1(c) under the heading "General."

    Sales and Service:  Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs. Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

    Customers and Classes of Service:  The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees. Additionally, although the Company has a diverse customer base, and no customer or distributor constitutes 10 percent or more of the Company's consolidated revenues, the Company does have customers and independent, third-party distributors, the loss of which could have a negative effect on results of operations for the affected earnings periods. No material part of the Company's business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales. Worldwide sales of warewashing products in 2000, 1999 and 1998 approximated 26, 27 and 28 percent, respectively, of the Company's consolidated net sales. In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers. Worldwide laundry sales in 2000, 1999 and 1998 approximated 11, 12 and 13 percent, respectively, of the Company's consolidated net sales.

    Patents and Trademarks:  The Company owns a number of patents and trademarks. While the Company has an active program to protect its intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, Management does not believe that the Company's overall business is materially dependent on any individual patent or trademark.

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

    Manufacturing and Distribution:  The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities. Some are also produced for the Company by third-party contract manufacturers. Other products and equipment are purchased from third-party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on the Company's manufacturing facilities is located in Item 2 under the heading "Properties" on pages 15 and 16 hereof.

    Deliveries to customers are made from the Company's manufacturing plants and a network of distribution centers and public warehouses. The Company uses common carriers, its own delivery vehicles and distributors. Additional information on the Company's plant and distribution facilities is located in Item 2 under the heading "Properties" on pages 15 and 16 hereof.

    Raw Materials:  Raw materials purchased for use in manufacturing products for the Company are inorganic chemicals, including phosphates, silicates, alkalies, salts and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. Pesticides used by the Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. The Company also purchases packaging materials for its manufactured products and components for its specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by the Company, with the exception of a few specialized chemicals which the Company manufactures, are available from several suppliers.

    Research and Development:  The Company's research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of the Company's principal products have been developed by its research, development and engineering personnel. At times, technology may be licensed from outside the Company to develop offerings. Note 13, entitled "Research Expenditures" located on page 44 of the Annual Report, is incorporated herein by reference.

    Environmental Considerations:  This discussion of Environmental Considerations should be read in light of the Forward-Looking Statements and Risk Factors discussion found under Part I at the beginning of this Report. The Company's businesses are subject to various legislative enactments and regulations relating to the protection of the environment. While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company's businesses. Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations. Additionally, although the Company is not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company's results of operations, financial condition or liquidity. Environmental matters most significant to the Company are discussed below.

      Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. To date, the Company has been able to comply with such legislative requirements and, in the case of phosphate regulation, has where necessary, developed products which contain no phosphorous or lower amounts of phosphorous. Such legislation has not had a material negative effect on the Company's financial condition, results of operations or liquidity to date.

      Pesticide Legislation:  Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute "pesticides" or "antimicrobial pesticides" under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act ("FIFRA"), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. The Company maintains approximately 375 product registrations with the United States Environmental Protection Agency ("EPA"). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration. In addition, California imposes a tax on total pesticide sales in that State. While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company's financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,300,000 in 2000. Such costs will likely increase in 2001, but, based on the Company's best information, not in amounts which are expected to significantly affect the Company's results of operations, financial position or liquidity.

      In September 2000, Region 5 of the United States Environmental Protection Agency ("U.S. EPA") initiated an administrative proceeding alleging that three products had been sold by the Company without registering the products as antimicrobial pesticides. U.S. EPA seeks an administrative penalty of $542,850. The Company has suspended sales of the relevant products. The Company anticipates that this matter will not have a material effect on the Company's results of operations, financial position or liquidity.

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

      Other Environmental Legislation:  The Company's manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to the Company's activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act ("RCRA"). The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water. The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date, such expenditures have not had a significant adverse effect on the Company's results of operations, financial position or liquidity. The Company's capital expenditures for environmental control projects incurred for 2000 were approximately $2,200,000 and approximately $2,700,000 has been budgeted for 2001.

      Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties ("PRPs"), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or state equivalents at approximately 20 sites. In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

      Based on an analysis of the Company's experience with such environmental proceedings, the Company's estimated share of all hazardous materials deposited on the 20 sites referred to in the preceding paragraph, and the Company's estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company's probable future costs relating to such known sites.

      During 2000, the Company's net expenditures for contamination remediation were approximately $1,550,000. The accrual at December 31, 2000 for probable future remediation expenditures was approximately $2,900,000. The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. In establishing accruals, potential insurance reimbursements are not included. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company's consolidated financial results in a future reporting period, the Company believes the ultimate resolution of these matters will not have a material effect on the Company's results of operations, financial position or liquidity. In addition, the Company has retained responsibility for certain sites where the Company's former ChemLawn business is a PRP. Currently there are eight such locations and, at each, ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in the Company's loss from its discontinued ChemLawn operations in 1991. The accrual remaining reflects management's best estimate of probable future costs.

    Number of Employees:  The Company currently has approximately 14,250 employees worldwide.

Item 1(d)  Financial Information About Geographic Areas

    The financial information about geographic areas appearing under the heading "Operating Segments" in Note 16, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

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

Name	Age	Office	Positions Held Since Jan. 1, 1996
A. L. Schuman	66	Chairman of the Board and Chief Executive Officer	Jan. 2001 - Present
		Chairman of the Board, President and Chief Executive Officer	Jan. 2000 - Dec. 2000
		President and Chief Executive Officer	Jan. 1996 - Dec. 1999
D. Baker	42	Senior Vice President— Institutional Sector	Jan. 2001 - Present
		Vice President and General Manager, Kay Chemical Company	Apr. 1998 - Dec. 2000
		Vice President—Sales and Marketing, Kay Chemical Company	Jan. 1996 - Mar. 1998

L. T. Bell	53	Senior Vice President—Law and General Counsel	Jan. 2001 - Present
		Vice President—Law and General Counsel	Jan. 1998 - Dec. 2000
		Vice President, Assistant General Counsel and Assistant Secretary	Jan. 1997 - Dec. 1997
		Associate General Counsel and Assistant Secretary	Jan. 1996 - Dec. 1996
B. Deschamps	49	President and Chief Operating Officer	Jan. 2001 - Present
P. D'Almada	53	Executive Vice President— Global Accounts	Jan. 2001 - Present
		Senior Vice President— Institutional North America	Jan. 1999 - Dec. 2000
		Senior Vice President— Global Accounts	Mar. 1996 - Dec. 1998
		Vice President— Institutional Corporate Accounts and Distributor Sales	Jan. 1996 - Feb. 1996
S. L. Fritze	46	Vice President and Controller	Jul. 1999 - Present
		Vice President and Treasurer	Jan. 1996 - Jun. 1999
A. E. Henningsen, Jr.	54	Senior Vice President and Chief Planning Officer	Jul. 1999 - Present
		Senior Vice President and Controller	Mar. 1996 - Jun. 1999
		Vice President and Controller	Jan. 1996 - Feb. 1996
D. D. Lewis	54	Senior Vice President— Human Resources	Jan. 2001 - Present
		Vice President—Human Resources	Jan. 1996 - Dec. 2000

R. L. Marcantonio	51	Executive Vice President— Industrial and Service Sectors	Jan 2001 - Present
		Executive Vice President— Industrial Group	Jan. 1999 - Dec. 2000
		Senior Vice President—Industrial	Mar. 1997 - Dec. 1998
L. W. Matthews, III	55	Executive Vice President and Chief Financial Officer	Jul. 1999 - Present
M. Nisita	60	Senior Vice President— Global Operations	Jan. 1996 - Present
M. J. Schumacher	44	Senior Vice President and Chief Technical Officer	Jan. 2001 - Present
		Vice President and Chief Technical Officer	May 1999 - Dec. 2000
		Vice President—Marketing and New Business Development	May 1998 - Apr. 1999
		Vice President—Marketing	Jan. 1997 - Apr.1998
		Institutional Vice President, Research & Development	Jan. 1996 - Dec. 1996

    Mr. Matthews joined the company in his current position in July 1999. Prior to joining the Company, Mr. Matthews was employed by Union Pacific for 21 years. He most recently served as Executive Vice President—Finance and was Union Pacific's Chief Financial Officer for ten years. He also served as a member of Union Pacific's Board of Directors.

    Mr. Marcantonio joined the Company as Senior Vice President-Industrial in March 1997. Prior to joining the Company, Mr. Marcantonio was employed by subsidiaries of United Biscuits (Holdings) Plc. for 20 years, holding various positions in sales, marketing and general management including, most recently, Senior Vice President—Cookies and Crackers of the Keebler Company.

    Mr. Deschamps joined the Company in his current position on January 1, 2001. Prior to joining the Company, Mr. Deschamps served for six years as the Chief Executive Officer of Henkel-Ecolab, a European joint venture between the Company and Henkel KGaA, and discussed under the headline "General Development of the Business" in Item 1(a). Prior to that Mr. Deschamps served in various financial and executive management positions with European companies, including Henkel KGaA.

Item 2. Properties

    The Company's manufacturing facilities produce chemical products or equipment for all the Company's businesses, although the Pest Elimination Division, GCS and the Facilitec business purchase most of their products and equipment from outside suppliers. The Company's chemical production process consists primarily of blending and packaging powders and liquids and casting solids. The Company's equipment manufacturing operations consist primarily of producing chemical product dispensers and ejectors and other mechanical equipment (South Beloit, Illinois) and dishwasher racks and related sundries (Elk Grove Village, Illinois). The Company's philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes. Currently, most products sold by the Company are manufactured at Company facilities.

    The following chart profiles the Company's manufacturing facilities which are approximately 50,000 square feet or larger in size.

    In general, manufacturing facilities located in the United States serve the "United States Cleaning & Sanitizing" segment and facilities located outside of the United States serve the "International Cleaning & Sanitizing" segment. However, certain of the United States facilities do manufacture products for export and which are used by the International segment. The facilities having export involvement are marked with an asterisk(*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Owned/ Leased
UNITED STATES
*Joliet, IL	610,000	Solids, Liquids, Powders	Owned
Woodbridge, NJ	248,000	Solids, Liquids	Owned
*Garland, TX	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
*Greensboro, NC	193,000	Liquids, Powders	Owned
Hebron, OH	192,000	Liquids	Owned
San Jose, CA	175,000	Liquids	Owned
*South Beloit, IL	155,000	Equipment	Owned
McDonough, GA	141,000	Solids, Liquids	Owned
Eagan, MN (pilot plant)	133,000	Solids, Liquids, Emulsions, Powders	Owned
City of Industry, CA	125,000	Liquids	Owned
*Huntington, IN	98,000	Liquids, Powders	Owned
Carrollton, TX	70,000	Equipment	Owned
*Elk Grove Village, IL	66,000	Equipment	Leased

INTERNATIONAL
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Botany, AUSTRALIA	97,000	Liquids, Powders	Owned
Toronto, CANADA	88,000	Liquids	Leased
Santiago, CHILE	60,000	Liquids, Powders	Leased
Hamilton, NEW ZEALAND	58,000	Solids, Liquids, Powders	Owned

    Additional smaller United States manufacturing facilities owned by the Company are located in North Kansas City, Missouri; Grand Forks, North Dakota and Memphis, Tennessee. The Company also owns or leases smaller international manufacturing facilities in Argentina, Australia, Costa Rica, Fiji, Indonesia, Japan, Kenya, Mexico, People's Republic of China, Philippines, Puerto Rico, Singapore, South Korea, Tanzania and Thailand.

    The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

    Most of the Company's manufacturing plants also serve as distribution centers. In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services. In the United States, the Company's sales associates are located in approximately 120 leased offices. Additional sales offices are located internationally.

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

    Distributor Litigation:  As previously reported in the Company's Form 10-K for the year ended December 31, 1999, ten distributors of the Company's Airkem Janitorial product line (a unit of the Professional Products Division) brought action in 1995 against the Company in Hennepin County District Court, Minnesota alleging 16 causes of action including anti-trust violations, breach of contract and breach of the Minnesota Franchise Act. As also reported in the Form 10-K for the year ended December 31, 1999, the Company reached settlement with eight of the distributors on a basis which was not adversely material to the Company and a $29,000 judgment was entered against the Company following a trial on one other case.

    The single remaining distributor case was settled during 2000 on terms which were not material to the Company.

    Lubricant Litigation:  Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996. The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever.

    In 1998 the District Court found that the Company had infringed the two patents held by Diversey Lever. In 1999, the Federal Circuit Court of Appeals ruled against the Company on its appeal.

    The case has been remanded back to the District Court for a trial on past damages. A trial date has not been set. Diversey-Lever has requested damages for the infringement in a range of $3,000,000 to $5,000,000 and is requesting that damages be enhanced up to three times if willful infringement is found. Diversey-Lever has requested additional damages based on new theories. The Company has filed a motion to strike such new damage theories, but no ruling has been made on that motion.

    The Company has accrued its best estimate of its potential liability.

    Other Litigation:  The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business. Accruals have been established reflecting management's best estimate of probable future costs relating to such matters.

    The estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 2000.

PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Item 5(a) Market Information

    The Company's Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "ECL." The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of the Company's Common Stock on the consolidated transaction reporting system during 2000 and 1999 were as follows:

	2000		1999
Quarter	High	Low	High	Low
First	$40.75	$28.00	$41.25	$34.63
Second	$41.25	$34.94	$44.44	$34.69
Third	$40.00	$33.25	$43.88	$31.69
Fourth	$45.69	$34.06	$39.25	$32.50

    The closing stock price on February 23, 2001 was $41.27.

Item 5(b) Holders

    On February 23, 2001, the Company had 5,388 holders of Common Stock of record.

Item 5(c) Dividends

    The Company has paid common stock dividends for 64 consecutive years. Quarterly cash dividends of $0.105 per share were paid in January, April, July and October of 1999. Dividends of $0.12 per share were paid in January, April, July and October 2000.

Item 6. Selected Financial Data

    The comparative data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 inclusive, which are set forth under the heading entitled "Summary Operating and Financial Data" located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The material appearing under the heading entitled "Financial Discussion," located on pages 24 through 49 of the Annual Report, is incorporated herein by reference.

Item 7(a) Quantitative and Qualitative Disclosures about Market Risk

    The material appearing under the heading entitled "Market Risk," located on page 33 of the Annual Report, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The financial statements and material which are an integral part of the financial statements listed under Item 14.I(1). below and located on pages 34 through 49 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

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

    A total of 687,085 shares of Common Stock held by the Company's current directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company's Common Stock on the cover page of this Report. This total represents that portion of the shares reported as beneficially owned by directors and executive officers of the Company as of February 23, 2001, which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions

    The material appearing under the headings entitled "Certain Transactions," "Stockholder Agreement" and "Company Transactions" located in the Proxy Statement and the biographical material located in the Proxy Statement appearing under the heading entitled "Election of Directors" pertaining to Messrs. Stefan Hamelmann and Ulrich Lehner, is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

I	(1).	The following financial statements of the Company, included in the Annual Report, are incorporated in Item 8 hereof.
		(i)	Consolidated Statement of Income for the years ended December 31, 2000, 1999 and 1998, Annual Report page 34.
		(ii)	Consolidated Balance Sheet at December 31, 2000, 1999 and 1998, Annual Report page 35.
		(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999 and 1998, Annual Report page 36.
		(iv)	Consolidated Statement of Comprehensive Income and Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998, Annual Report page 37.
		(v)	Notes to Consolidated Financial Statements, Annual Report pages 38 through 48.
		(vi)	Report of Independent Accountants, Annual Report page 49.
I	(2).
The following financial statement schedule to the Company's financial statements listed in Item 14.I(1). for the years ended December 31, 2000, 1999 and 1998 located on page 33 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 31 hereof, are filed as part of this Report.
		(i)	Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.
I	(3).	The following financial statements of the Henkel-Ecolab Joint Venture located on pages 34 to 57 hereof, are filed as part of this Report.
		(i)	Report of Independent Accountants—PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.
		(ii)	Combined Statements of Income and Comprehensive Income for the twelve months ended November 30, 2000, 1999 and 1998.
		(iii)	Combined Balance Sheets as of November 30, 2000 and 1999.

(iv) Combined Statements of Cash Flows for the twelve months ended November 30, 2000, 1999 and 1998.
(v) Combined Statements of Equity for the twelve months ended November 30, 2000, 1999 and 1998.
(vi) Footnotes to the Combined Financial Statements.
I	(4).
The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14.I(3). for the years ended November 30, 2000, 1999 and 1998 located on page 58 hereof, and the Report of the Independent Accountants on page 34 hereof are filed as part of this Report.
(i) Schedule—Valuation and Qualifying Accounts and Reserves for the years ended November 30, 2000, 1999 and 1998.

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
		(3)	A.	Restated Certificate of Incorporation—Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated October 22, 1997.
			B.	By-Laws, as amended through February 18, 1999—Incorporated by reference to Exhibit (3)B of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
		(4)	A.	Common Stock—see Exhibits (3)A and (3)B.
			B.	Form of Common Stock Certificate—Incorporated by reference to Exhibit (4)B of the Company's Form 10-K Annual Report for the year ended December 31, 1995.
			C.	Rights Agreement dated as of February 24, 1996—Incorporated by reference to Exhibit (4) of the Company's Current Report on Form 8-K dated February 24, 1996.
			D.	Note Agreement dated as of October 1, 1991 relating to $100,000,000 9.68% Senior Notes Due October 1, 2001 between the Company and the insurance companies named therein—Incorporated by reference to Exhibit (4)F of the Company's Form 10-K Annual Report for the year ended December 31, 1991.
E.
Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and Bank One, NA (formerly known as The First National Bank of Chicago) as Trustee—Incorporated by reference to Exhibit (4)(A) of the Company's Current Report on Form 8-K dated January 23, 2001.
F.
Officer's Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011—Incorporated by reference to Exhibit 4(B) of the Company's Current Report on Form 8-K dated January 23, 2001.
	G.	Form of 6.875% Note due February 2, 2011—Incorporated by reference to Exhibit 4(c) of the Company's Current Report on Form 8-K dated January 23, 2001.
	H.	Form of Underwriting Agreement—Incorporated by reference to Exhibit 1 of the Company's Amendment No. 1 to Form S-3 filed November 15, 1996.

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
(9)		Amended and Restated Stockholder's Agreement—See Exhibits (10)Q(v) and Q(vii) hereof.
(10)	A.	(i)
Multicurrency Credit Agreement ("Credit Agreement") dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among the Company, the financial institutions party thereto from time to time, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents—Incorporated by reference to Exhibit (10)A of the Company's Current Report on Form 8-K dated January 23, 2001.
(ii) Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997—Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended September 30, 1997.

(iii)
Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto—Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended June 30, 1998.
B.	Ecolab Inc. 1977 Stock Incentive Plan, as Amended and Restated through May 12, 2000—Incorporated by reference to Exhibit (10)A of the Company's Form 10-Q for the quarter ended June 30, 2000.
C.	Ecolab Inc. 1993 Stock Incentive Plan—Incorporated by reference to Exhibit (10)B of the Company's Form 10-K Annual Report for the year ended December 31, 1992.
D.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000—Incorporated by reference to Exhibit (10) of the Company's Form 10-Q for the quarter ended September 30, 2000.
(ii)
Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan. Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares—Incorporated by reference to Exhibit (10) of the Company's Form 10-Q for the quarter ended June 30, 1998.
E.
1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991—Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1990.
F.	(i)	1995 Non-Employee Director Stock Option Plan—Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1994.
(ii)
Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000—Incorporated by reference to Exhibit (10)E(ii) of the Company's Form 10-K for the year ended December 31, 1999.
G.	Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan—Incorporated by reference to Exhibit (10)F of the Company's Form 10-K for the year ended December 31, 1996.

H.
Form of Director Indemnification Agreement dated August 11, 1989—Incorporated by reference to Exhibit (19)A of the Company's Form 10-Q for the quarter ended September 30, 1989. Substantially identical agreements are in effect as to each director of the Company
I.	(i)
Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994—Incorporated by reference to Exhibit (10)J of the Company's Form 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan—Incorporated by reference to Exhibit (10)H(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(iii)
Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998—Incorporated by reference to Exhibit (10)H(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
J.
Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994—Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
K.	Ecolab Executive Financial Counseling Plan—Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.
L.	(i)
Ecolab Supplemental Executive Retirement Plan, as amended and restated effective July 1, 1994—Incorporated by reference to Exhibit (10)M(i) of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)
First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994—Incorporated by reference to Exhibit (10)M(ii) of the Company's 10-K Annual Report for the year ended December 31, 1994.
(iii)
Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994—Incorporated by reference to Exhibit (10)M(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

(iv)
Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998—Incorporated by reference to Exhibit (10)K(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
M.	(i)
Ecolab Mirror Savings Plan, as amended and restated effective September 1, 1994—Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)
First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995—Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.
(iii)
Second Declaration of Amendment to Ecolab Mirror Savings Plan effective January 1, 1997—Incorporated by reference to Exhibit (10)O(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1996.
(iv)
Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997—Incorporated by reference to Exhibit (10)L(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(v)
Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998—Incorporated by reference to Exhibit (10)L(v) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
N.	(i)
Ecolab Mirror Pension Plan effective July 1, 1994—Incorporated by reference to Exhibit (10)O(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)
First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994—Incorporated by reference to Exhibit (10)O(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(iii)
Second Declaration to Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994—Incorporated by reference to Exhibit (10)O(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

(iv)
Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998—Incorporated by reference to Exhibit (10)M(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
O.	(i)	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans—Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994.
(ii)
Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1997—Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(iii)
First Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997—Incorporated by reference to Exhibit (10)N(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(iv)
Third Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1999—Incorporated by reference to Exhibit (10)N(iv) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
P.	1999 Ecolab Inc. Management Performance Incentive Plan—Incorporated by reference to Exhibit (10)O of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
Q.	(i)
Amended and Restated Umbrella Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991—Incorporated by reference to Exhibit 13 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(ii)
Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991—Incorporated by reference to Exhibit 14 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(iii)
Amendment to the Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 13, 1994—Incorporated by reference to Exhibit (10) P (iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

(iv)
Amended and Restated ROW Purchase Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991—Incorporated by reference to Exhibit (7) of the Company's Current Report on Form 8-K dated July 11, 1991.
(v)
Amended and Restated Stockholder's Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991—Incorporated by reference to Exhibit 15 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(vi)
Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA—Incorporated by reference to Exhibit 18 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 5 to Schedule 13D dated July 16, 1991.
(vii)
Form of Second Amended and Restated Stockholder's Agreement between Ecolab Inc. and Henkel KGaA—Incorporated by reference to Exhibit 19 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 5 to Schedule 13D dated July 16, 1991.
	R.	Description of Ecolab Management Incentive Plan.
	S.	Summary of Severance Arrangement for L. White Matthews, III.
	T.	Hiring letter for Bruno Deschamps.
(13)		Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated by reference into Parts I, II and IV hereof.
(21)		List of Subsidiaries as of February 23, 2001.
(23)	A.	Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 32 hereof is filed as a part hereof.
	B.	Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirschaftsprüfungsgesellschaft.
(24)		Powers of Attorney.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

    Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description
(10)B.	Ecolab Inc. 1977 Stock Incentive Plan.
(10)C.	Ecolab Inc. 1993 Stock Incentive Plan.
(10)D.	Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan.
(10)E.	1988 Non-Employee Director Stock Option Plan.
(10)F.	1995 Non-Employee Director Stock Option Plan.
(10)G.	Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan.
(10)I.	Ecolab Executive Death Benefits Plan.
(10)J.	Ecolab Executive Long-Term Disability Plan.
(10)K.	Ecolab Executive Financial Counseling Plan.
(10)L.	Ecolab Supplemental Executive Retirement Plan.
(10)M.	Ecolab Mirror Savings Plan.
(10)N.	Ecolab Mirror Pension Plan.
(10)O.	The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.
(10)P.	1999 Ecolab Inc. Management Performance Incentive Plan.
(10)R.	Ecolab Management Incentive Plan.
(10)S.	Summary of Severance Arrangement for L. White Matthews, III.
(10)T.	Hiring letter for Bruno Deschamps.
III.
Reports on Form 8-K:

  The Company filed two Current Reports on Form 8-K during the quarter ended December 31, 2000. (i) Report of the Company's third quarter financial results (filed October 23, 2000). (ii) Announcement of (a) a transaction with Henkel KGaA scheduled to close January 2, 2002; (b) certain management changes and special one-time credits and charges to fourth quarter results; and (c) declaration of an increased quarterly cash dividend and a new stock repurchase program.

  In addition, subsequent to the quarter ended December 31, 2000, the Company filed two Current Reports on Form 8-K: (i) on January 15, 2001, to furnish certain information pursuant to Regulation FD; and (ii) on January 24, 2001, to report the Company's sale of $150,000,0000 aggregate principal amount of its 6.875% Notes due February 1, 2011.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2001.

ECOLAB INC. (Registrant)
By:	/s/ ALLAN L. SCHUMAN Allan L. Schuman, Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 6th day of March, 2001.

/s/ ALLAN L. SCHUMAN Allan L. Schuman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer and Director)
/s/ L. WHITE MATTHEWS, III L. White Matthews, III	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Director)
/s/ STEVEN L. FRITZE Steven L. Fritze	Vice President and Controller (Principal Accounting Officer)

/s/ KENNETH A. IVERSON
Kenneth A. Iverson
as attorney-in-fact for
Les S. Biller, Ruth S. Block, Jerry A. Grundhofer, James J. Howard, William L. Jews, Joel W. Johnson, Jerry W. Levin, Robert L. Lumpkins and Hugo Uyterhoeven	Directors
Directors not signing: Stefan Hamelmann Ulrich Lehner

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

     To the Shareholders and Directors of Ecolab Inc.

    Our audits of the consolidated financial statements referred to in our report dated February 14, 2001 appearing in the 2000 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                      /s/ PRICEWATERHOUSECOOPERS LLP
                      PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 14, 2001

CONSENT OF PRICEWATERHOUSECOOPERS LLP
TO INCORPORATION BY REFERENCE

    We consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 33-26241; 33-34000; 33-56151; 333-18627; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 33-59431; 333-18617; 333-79449; 333-21167; 333-35519; 333-40239; 333-95037; 333-50969; and 333-62183) and Form S-3 (Registration No. 333-14771) of our report dated February 14, 2001 relating to the consolidated financial statements of Ecolab Inc. as of December 31, 2000, 1999 and 1998 and for the years then ended, which appears in the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 14, 2001 relating to the financial statement schedule of Ecolab Inc. as of December 31, 2000, 1999 and 1998 and for the years then ended, which also appears in this Form 10-K.

                      /s/ PricewaterhouseCoopers LLP
                      PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 6, 2001

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.
(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period
Allowance for Doubtful Accounts:
Year Ended December 31, 2000	$20,969	$8,792	$(236)	$(14,195)	$15,330
Year Ended December 31, 1999	$12,893	$14,385	$44	$(6,353)	$20,969
Year Ended December 31, 1998	$10,878	$8,090	$438	$(6,513)	$12,893

(A)
Includes the effects of changes in currency translation.

(B)
Uncollectible accounts charged off, net of recovery of accounts previously written off.

[PRICEWATERHOUSECOOPERS GMBH LETTERHEAD]

Report of Independent Accountants

To the Board of Directors and Shareholders
of Henkel-Ecolab

    In our opinion, the combined financial statements listed in the index appearing under Item 14.I(3). of this Form 10-K present fairly, in all material respects, the financial position of Henkel-Ecolab at November 30, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14.I(4). of this Form 10-K presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of Henkel-Ecolab's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers
Gesellschaft mit beschränkter Haftung
Wirtschaftsprüfungsgesellschaft
PricewaterhouseCoopers
Gesellschaft mit beschränkter Haftung
Wirtschaftsprüfungsgesellschaft
Düsseldorf, Germany
January 26, 2001

Henkel Ecolab

Combined Statements of Income and Comprehensive Income

(Thousands DM)

	Twelve Months ended November 30, 2000	Twelve Months ended November 30, 1999	Twelve Months ended November 30, 1998
Net Sales	1,829,151	1,703,218	1,596,572
Cost of Sales	804,557	747,702	713,535
Selling, General and Administrative Expenses	837,237	786,993	736,197
Royalties to Parents	14,580	14,959	26,568

Operating Income	172,777	153,564	120,272
Other Income / (Expenses), net	858	(3,783)	(3,759)

Income before Income Taxes	173,635	149,781	116,513
Provision for Income Taxes	73,514	65,128	48,421

Net Income	100,121	84,653	68,092

Other Comprehensive Income:
Foreign Currency Translation Adjustments	12,221	7,530	(4,992)
Minimum Pension Liability Adjustments	(177)	1,013	(958)
Income Tax (Expense) / Benefit Related to Minimum Pension Liability Adjustments	71	(456)	431

Other Comprehensive Income, net of Tax	12,115	8,087	(5,519)

Comprehensive Income	112,236	92,740	62,573

See accompanying Notes to Combined Financial Statements

Henkel Ecolab

Combined Balance Sheets

(Thousands DM)

	November 30, 2000	November 30, 1999
Assets
Cash and Cash Equivalents	13,825	11,807
Accounts Receivable, net	438,288	382,734
Accounts Receivable from Related Parties	17,272	11,205
Loans to Related Parties	11,811	10,152
Inventories	201,767	203,926
Prepaid Expenses and Other Current Assets	56,652	53,746
Deferred Taxes	13,622	7,029

Current Assets	753,237	680,599
Property, Plant and Equipment, net	189,360	188,244
Intangible and Other Assets, net	131,261	129,502
Deferred Taxes	18,305	27,114

Total Assets	1,092,163	1,025,459

Liabilities and Equity
Accounts Payable	132,914	122,647
Accounts Payable to Related Parties	21,197	15,835
Loans from Related Parties	—	—
Accrued Liabilities	230,739	208,224
Income Taxes Payable	69,678	72,249
Deferred Taxes	974	887
Current Portion of Long Term Debt	164	657
Short Term Debt	13,388	47,430
Current Portion of Employee Benefit Obligations	9,862	9,611

Current Liabilities	478,916	477,540
Contingent Liabilities
Employee Benefit Obligations, less Current Portion	135,163	131,733
Long Term Debt, less Current Maturities	3,944	4,108
Deferred Taxes	8,010	7,195

Combined Equity
Contributed Capital	168,017	167,270
Retained Earnings	302,297	253,912
Other Accumulated Comprehensive Income	(4,184)	(16,299)

	466,130	404,883

Total Liabilities and Equity	1,092,163	1,025,459

See accompanying Notes to Combined Financial Statements

Henkel Ecolab

Combined Statements of Cash Flows

(Thousands DM)

	Twelve Months ended November 30, 2000	Twelve Months ended November 30, 1999	Twelve Months ended November 30, 1998
Net Income	100,121	84,653	68,092
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation and Amortization	86,051	87,686	74,534
Equity in Income of Affiliated Company	(1,750)	(571)	(1,421)
Provision for Doubtful Accounts	7,840	4,222	9,325
Gain on Sale of Property and Equipment	(497)	(1,233)	(976)
Deferred Income Taxes	3,118	(11,955)	2,162
Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(63,394)	(60,144)	(6,926)
(Increase) Decrease in Accounts Receivable from Related Parties	(6,067)	(72)	2,081
Increase in Inventories	(946)	(9,444)	(11,449)
Increase in Accounts Payable and Accrued Liabilities	33,130	25,780	12,199
Increase (Decrease) in Accounts Payable to Related Parties	5,019	(1,973)	(14,032)
Increase (Decrease) in Income Taxes Payable	9,183	26,299	(7,291)
(Increase) Decrease in Prepaid Expenses and Other Assets	(9,382)	3,005	(16,628)
Increase in Employee Benefit Obligations	3,681	9,946	1,418

Cash Provided by Operating Activities	166,107	156,199	111,088

Investing Activities
Expenditures for Property and Equipment	(82,189)	(80,659)	(74,847)
Expenditures for Intangible and Other Assets	(12,056)	(19,626)	(28,534)
Proceeds from Investment in Affiliated Company	1,010	571	700
Purchase of Businesses Net of Cash Acquired	—	(15,535)	(32,748)
Proceeds from Sale of Property and Equipment	14,928	15,859	9,989

Cash Used for Investing Activities	(78,307)	(99,390)	(125,440)

Financing Activities
(Repayments) Proceeds from Bank Debt, net	(34,699)	(2,296)	24,755
Proceeds from Capital Contribution, net	747	1,381	1,670
(Decrease) in Loans from Related Parties	—	—	(1,159)
(Increase) in Loans to Related Parties	(2,002)	(2,810)	(448)
Dividends paid	(62,804)	(68,092)	(22,204)

Cash Used for Financing Activities	(98,758)	(71,817)	2,614

Effect of Exchange Rate Changes on Net Cash	12,976	6,440	(2,120)

Increase (Decrease) in Cash and Cash Equivalents	2,018	(8,568)	(13,858)
Cash and Cash Equivalents at Beginning of Period	11,807	20,375	34,233

Cash and Cash Equivalents at End of Period	13,825	11,807	20,375

See accompanying Notes to Combined Financial Statements

Henkel Ecolab

Combined Statements of Equity

(Thousands DM)

	Contributed Capital	Retained Earnings	Cumulative Foreign Currency Translation	Cumulative Minimum Pension Liability Adjustment	Total
Balance November 30, 1997	164,219	190,046	(18,649)	(218)	335,398
Net Income		68,092			68,092
Dividends		(22,204)			(22,204)
Contributions	1,670				1,670
Minimum Pension Liability				(527)	(527)
Translation Adjustment			(4,992)		(4,992)

Balance November 30, 1998	165,889	235,934	(23,641)	(745)	377,437
Net Income		84,653			84,653
Dividends		(66,675)			(66,675)
Contributions	1,381				1,381
Minimum Pension Liability				557	557
Translation Adjustment			7,530		7,530

Balance November 30, 1999	167,270	253,912	(16,111)	(188)	404,883
Net Income		100,121			100,121
Dividends		(51,736)			(51,736)
Contributions	747				747
Minimum Pension Liability				(106)	(106)
Translation Adjustment			12,221		12,221

Balance November 30, 2000	168,017	302,297	(3,890)	(294)	466,130

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

Acquisitions and Divestiture

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

    The Company made additional acquisitions during the fiscal years ended November 30, 2000, 1999 and 1998; the impact of which was immaterial to the combined financial statements.

    Waldhausen Divestiture:  In June 2000, the Company divested the assets of the Floordress textile and equipment production facility in Waldhausen, Germany in two separate but related transactions for a price equal to the net book value of approximately TDM 4.400. Inno Concept, a current supplier of plastics to the plant, assumed responsibility of the textile and equipment production (including substantially all the employees and the current production building for textiles). The Company also entered into a long-term supply agreement for textiles and equipment with Inno Concept. Grupp, a current metal supplier, purchased the equipment production building in a real-estate transaction. As both transactions were for a price equal to the net book value, no gain or loss was recorded on the books for the sale of the assets related to Waldhausen.

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

Property, Plant and Equipment, Net

    Property, plant and equipment are stated at historical cost. Merchandising equipment consists primarily of various systems for dispensing cleaning and sanitizing products. Depreciation and amortization are charged to operations using the straight-line method over the following estimated useful lives:

Buildings and improvements	up to 50 years
Machinery and equipment	3 to 10 years
Furniture, fixtures and merchandising equipment	3 to 8 years

    Leasehold improvements are amortized on a straight-line basis over a period, which is the lesser of the useful life of the asset or the remaining term of the associated lease. Betterment, renewals and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance costs are expensed. The cost and accumulated depreciation/amortization applicable to the assets retired or disposed of are removed from the accounts and any gain or loss is reflected in the Company's net income in the year of disposal.

    Total depreciation expense for property, plant and equipment amounted to TDM 69,926, TDM 565,083 and TDM 60,948 for the years ended November 30, 2000, 1999 and 1998, respectively.

Intangible Assets

    Intangible assets primarily consist of goodwill, capitalized software, concessions and licenses. These assets are amortized on a straight-line basis over their estimated lives, periods from 3 to 15 years. Total amortization expense for all intangible assets amounted to TDM 16,125, TDM 22,603 and TDM 13,586 during the years ended November 30, 2000, 1999, 1998, respectively.

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

Advertising Costs

    The Company expenses the production costs of advertising in the period in which the costs are incurred. Advertising expenses were TDM 41,255, TDM 38,504 and TDM 35,696 for the years ended November 30, 2000, 1999 and 1998, respectively.

Use of Estimates

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

New Accounting Pronouncements

    On June 16, 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

    Management will adopt FAS 133 in the first quarter of the fiscal year ended November 30, 2001 and expects the impact on the combined financial statements to be immaterial.

Revenue Recognition

    Substantially all revenue is recognized at the time title transfers to the customer or distributor.

Reclassification

    Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications had no effect on previously reported net income or combined equity.

3.  BALANCE SHEET INFORMATION

(Thousands DM)	November 30, 2000	November 30, 1999
	TDM	TDM
Accounts Receivable
Accounts Receivable, Trade	458.958	401.784
Allowance for Doubtful Accounts	(20.670)	(19.050)

	438.288	382.734

Inventories
Raw Materials	39.209	40.922
Work in Process	7.867	8.945
Finished Goods	154.691	154.059

	201.767	203.926

Property, Plant and Equipment, net
Land	4.579	5.750
Buildings and Improvements	74.706	79.604
Machinery and Equipment	166.586	162.420
Merchandising Equipment and Other	344.168	309.016
Construction in Progress	8.620	4.641

	598.659	561.431
Accumulated Depreciation and Amortization	(409.299)	(373.187)

	189.360	188.244

Intangible and Other Assets, net
Goodwill on Acquisitions prior to July 1, 1991	20.941	20.941
Goodwill on Acquisitions after July 1, 1991	107.927	101.951
Other Intangible Assets, including Capitalized Computer Software	92.364	86.594
Additional Minimum Pension Liability	4.028	4.824

	225.260	214.310
Accumulated Amortization	(109.261)	(91.511)

Total Intangible Assets, net	115.999	122.799
Other Assets, net	15.262	6.703

	131.261	129.502

4.  RELATED PARTY TRANSACTIONS

    The Joint Venture has entered into various contractual arrangements, including those discussed in the following paragraphs, for the supply of products, the performance of general and administrative services and the transfer of technology.

    Certain Joint Venture entities purchase institutional and industrial hygiene products (primarily finished goods inventories) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements allow these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Henkel also provides certain Joint Venture entities with elective services, which include, but are not limited to, general administration, payroll administration, accounting and research and development. The costs of services are charged by Henkel on a monthly basis and may not reflect the costs, which the Joint Venture would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Joint Venture. Related party purchases and fees incurred by the Joint Venture in consideration for these services totaled TDM 178,525, TDM 231,754 and TDM 227,768 for the years ended November 30, 2000, 1999 and 1998, respectively.

    Royalty payments are shared equally by both parent companies based upon a technology transfer agreement, which provides for the payment of royalties as a percentage of third party sales. Effective January 1, 1999 the parent companies agreed to reduce the royalty paid by the Joint Venture from 2% to 1% of net sales (as defined). Royalty expense related to this technology transfer agreement amounted to TDM 14,580, TDM 14,959 and TDM 26,568 during the years ended November 30, 2000, 1999 and 1998, respectively.

    The Joint Venture has entered into agreements with Henkel under which the Joint Venture can both borrow from and lend to Henkel both on an overdraft basis and through short term loans of no more than 3 months. There is currently no maximum level of borrowing specified under these agreements. The interest rate basis for both arrangements is the Euro London Interbank Offering Rate (EURO-LIBOR). At November 30, 2000, the interest rates were 5.125% for German Mark overdrafts and 5.25% for 3 month short term German Mark loans. On overdrafts, approximately 0.5 percentage points are paid to compensate Henkel for administration costs.

    At November 30, 2000 and 1999, loans receivable from Henkel and its subsidiaries totaled TDM 11,811 and TDM 10,152, respectively. The fair values of related party loans receivable and payable approximate book value.

    The Joint Venture charges the parents for certain costs incurred on behalf of the parents, which by their nature are not arm's length. The Joint Venture has reflected such costs, net of tax, in the amount of TDM 747, TDM 1,381 and TDM 1,670 as contributed capital for the years ended November 30, 2000, 1999 and 1998, respectively.

5.  INCOME TAXES

    The components of income before income taxes and the provision for income taxes for the years ended November 30, 2000, 1999 and 1998, respectively, are as follows:

	2000	1999	1998
	TDM	TDM	TDM
Income before income taxes
Domestic	30.648	35.757	19.466
Foreign	142.987	114.024	97.047

Total	173.635	149.781	116.513

Income tax provision (benefit)
Current
Domestic	19.289	23.051	8.856
Foreign	51.107	53.878	37.403

Total current	70.396	76.929	46.259

Deferred
Domestic	2.956	(3.346)	2.063
Foreign	162	(8.455)	99

Total deferred	3.118	(11.801)	2.162

Total income tax provision	73.514	65.128	48.421

    The components of the Joint Venture's overall net deferred tax asset at November 30:

	2000	1999
	TDM	TDM
Deferred tax assets
Tax loss carry forwards	2.814	2.958
Accrued expenses	10.411	10.474
Inventory valuation reserves	3.859	2.709
Accounts receivable reserves	3.304	1.825
Pension provision	10.084	14.241
Depreciation on fixed assets	1.113	3.251
Other	342	42

Total deferred tax assets	31.927	35.500
Valuation allowance	0	(1.357)

Total deferred tax assets, net of valuation allowance	31.927	34.143

Deferred tax liabilities
Amortization on intangible assets	(2.034)	(1.474)
Depreciation on fixed assets	(4.384)	(6.144)
Prepaid Pensions	(1.819)	0
Other	(747)	(464)

Total deferred tax liabilities	(8.984)	(8.082)

Net deferred tax asset	22.943	26.061

    At November 30, 2000 and 1999, the Joint Venture had net foreign operating loss carry forwards for tax purposes of approximately TDM 9,799 and TDM 10,233, respectively. A significant portion of these losses has an indefinite carry forward period; the remaining losses have expiration dates up to five years.

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Joint Venture will realize the benefits of these deductible differences, net of the existing valuation allowances at November 30, 2000, 1999 and 1998. During 2000, 1999 and 1998, the valuation allowance increased/(decreased) by TDM (1,357), TDM (10,336) and TDM (3,757), respectively.

    A reconciliation of the weighted average European effective tax rate to the effective income tax rate is as follows:

	2000	1999	1998
	%	%	%
Weighted average European statutory rate	38,6	39,7	38,8
Non deductible items, principally goodwill	4,3	4,5	0,8
Provision for prior year taxes	(1,2)	6,3	1,0
Deferred taxes refundable to parent	0	1,1	1,0
Change in valuation allowance	(0,8)	(6,8)	(3,2)
Other	1,4	(1,3)	3,2

Effective income tax rate	42,3	43,5	41,6

    The deferred taxes refundable to parent reflect the Joint Venture Agreement in which the partners also agreed that all tax benefits realized after the formation of the Joint Venture should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Joint Venture.

    Cash paid for taxes for the years ended November 30, 2000, 1999 and 1998 was TDM 62,239, TDM 51,980 and TDM 35,897, respectively.

6.  PENSION AND OTHER BENEFIT PLANS

    Henkel Ecolab sponsors several pension plans for its employees throughout Europe including Germany, France, Netherlands, Belgium, Turkey, Greece, the United Kingdom, Italy, Spain, Austria, Slovenia, Norway, Switzerland and Ireland.

    The following tables provide a reconciliation of the changes in the plans benefit obligations and fair value of assets over the two year period ended November 30, 2000 and 1999 and a statement of the funded status as of November 30, 2000 and 1999 with the exception of the Italian termination indemnity plan:

	2000	1999
	TDM	TDM
Reconciliation of benefit obligation
Obligation at December 1, 2000 and 1999, respectively	252.895	228.867
Service cost	11.847	11.144
Interest cost	15.403	11.966
Participant contributions	1.940	1.759
Actuarial loss (gain)	13.252	(2.952)
Prior service cost	0	612
Acquisitions	0	5.533
Benefit payments	(6.680)	(7.408)
Foreign currency translation adjustment	446	3.374

Obligation at November 30	289.103	252.895

	2000	1999
	TDM	TDM
Reconciliation of fair value of plan assets
Fair value of plan assets at December 1, 1999 and 1998, respectively	121.460	101.565
Actual return on plan assets	34.214	7.794
Acquisitions	0	4.243
Company contribution	6.978	9.853
Participant contribution	1.940	1.759
Benefit payments	(1.986)	(7.408)
Foreign currency translation adjustment	440	3.654

Fair value of plan assets at November 30	163.046	121.460

	2000	1999
	TDM	TDM
Funded status
Funded status as of November 30,	(124.057)	(131.435)
Unrecognized transition obligation	5.832	7.232
Unrecognized prior service cost	(956)	(1.877)
Unrecognized net (gain) loss	(8.540)	578

Net amount recognized	(127.721)	(125.502)

    The following table provides the amounts recognized in the statement of financial position as of November 30, 2000 and 1999:

	2000	1999
	TDM	TDM
Accrued benefit liability	(132.200)	(130.514)
Italy termination indemnity plan	(12.825)	(10.830)

Employee benefit obligation	(145.025)	(141.344)

Intangible asset	4.028	4.824
Accumulated other comprehensive income	451	188

Additional minimum pension liability	4.479	5.012

Net amount recognized	(140.546)	(136.332)

    Included within the Employee Benefit Obligations in the balance sheet is the Italian termination indemnity plan, which provides a benefit that is payable upon termination of employment virtually in all cases of termination. This plan has no assets and is not included within the pension disclosures provided within this footnote with the exception of the information provided above.

    The following table provides the components of net periodic pension cost for the plans for the fiscal years ended November 30, 2000, 1999 and 1998:

	2000	1999	1998
	TDM	TDM	TDM
Components of net periodic pension cost:
Service cost	11.847	11.144	9.100
Interest cost	15.403	11.966	11.187
Expected return on plan assets	(11.412)	(6.220)	(4.807)
Amortization of transition
Obligation	746	729	674
Amortization of net loss (gain)	(1.084)	(143)	44
Amortization of prior service cost	(217)	101	(56)

Net amortization	(555)	687	662

Net periodic pension cost	15.283	17.577	16.142

    Pursuant to the provisions of Statement Of Financial Accounting Standards No. 87 "Employer's Accounting for Pensions", the Company has recorded an additional pension liability adjustment of TDM 4,479 and TDM 5,012 as of November 30, 2000 and 1999, respectively, representing the amount by which the accumulated benefit obligation over the fair value of plan assets exceeded the accrued pension liability for certain German pension plans.

    The accumulated benefit obligation for these German plans was TDM 104,253 at November 30, 2000 and TDM 97,107 at November 30, 1999.

    The following amounts, net of tax, have been included within other comprehensive income arising from a change in the additional minimum pension liability for the year ended November 30, 2000, 1999 and 1998, respectively TDM (106), TDM 557 and TDM (527).

    The assumptions used in the measurement of the Company`s benefit obligation are shown in the following table:

	2000	1999	1998
	%	%	%
Range of rates used throughout Europe
Assumed discount rate	4.0 - 6.25	4.0 - 6.25	4.0 - 6.0
Expected return on plan assets	4.0 - 8.0	4.0 - 8.0	4.0 - 8.5
Rate of increase in future levels	1.5 - 5.5	1.5 - 5.5	1.75 - 4.5

7.  TOTAL INDEBTEDNESS

Short Term Debt

    Short-term debt payable to banks of TDM 13,388 and TDM 47,430 at November 30, 2000 and 1999, respectively, consists primarily of short-term credit facilities and bank overdrafts. The weighted average interest rate on short-term debt outstanding (in all borrowing entities across Europe) was 6.0% at November 30, 2000 and 6.5% at November 30, 1999.

    At November 30, 2000, the Company had TDM 140,813 available through multiple bank lines of credit under which the Company may borrow on an overdraft or short-term basis. Interest rates are based on local money market rates.

Long Term Debt

    Long term debt at November 30, 2000 and 1999 consists of the following:

	2000	1999
	TDM	TDM
Notes	4.108	4.765
Less current maturities	164	657

	3.944	4.108

    The note is denominated in Danish Krona at a fixed annual interest rate of 10.07% at November 30, 2000. As of November 30, 2000, the aggregate annual maturities of long term debt were:

    2001 - TDM 164        2002 - TDM 3.944

    The fair value of short and long term debt approximates the book value.

8.  FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

    The Joint Venture operates internationally, giving market risks, which exposes it to changes in interest rates and foreign exchange rates. Derivative financial instruments are utilized by the Joint Venture to reduce certain of these risks. The Joint Venture does not hold or issue financial instruments for trading purposes. The Joint Venture is exposed to credit-related losses in the event of nonperformance by counterparties to financial instruments, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings.

Notional Amounts and Credit Exposures of Derivatives

    The notional amounts of derivatives summarized below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Joint Venture through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Foreign Exchange Risk Management

    The Joint Venture enters into various types of foreign exchange contracts in managing its foreign exchange rate risks, as indicated in the following table (TDM):

	November 30, 2000		November 30, 1999
	Notional Amount	Credit Exposure	Notional Amount	Credit Exposure
	TDM	TDM	TDM	TDM
Forward exchange contracts	102.050	0	172.943	0
Options purchased	0	0	0	0

	102.050	0	172.943	0

    The purpose of foreign exchange contracts and options purchased is to hedge various intercompany loans and hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Joint Venture is the total of the net balances of all known and planned incoming and outgoing payments of the Joint Venture's companies in foreign currencies during a twelve month time horizon. Gains and losses arising from hedged loan transactions are accrued to income over the period of the hedge. The deferred gains and losses as of November 30, 2000 and 1999 were not material. Losses on hedges of anticipated exchange rate exposure are recorded as incurred whereas gains are deferred.

    The table below summarizes by major currency the contractual amounts of the Joint Venture's forward exchange and option contracts in German Marks. Foreign currency amounts are translated at rates current at the reporting date. The "buy" amounts represent the German Marks equivalent of commitments to purchase foreign currencies, and the "sell" amounts represent the German Marks equivalent of commitments to sell foreign currencies:

	2000		1999
	Buy	Sell	Buy	Sell
	TDM	TDM	TDM	TDM
Pound Sterling/US Dollar	63.145	63.145	—	—
Pound Sterling/German Mark	15.935	15.935	95.919	95.919
US Dollar/German Mark	—	—	56.076	56.076
Swiss Franc/German Mark	11.687	11.687	16.095	16.095
Swedish Krona/German Mark	7.198	7.198	2.936	2.936
Polish Zloty/German Mark	1.955	1.955	—	—
Danish Krona/German Mark	—	—	1.314	1.314
Norwegian Krona/German Mark	1.286	1.286	603	603
Czech Krona/German Mark	844	844	—	—

	102.050	102.050	172.943	172.943

Fair Value of Off Balance Sheet Financial Instruments

    The difference between the fair value and contract value of off balance sheet financial instruments at November 30, 2000 and 1999 is not significant.

9.  RESEARCH EXPENDITURES

    Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were MDM 37.0, MDM 36.5 and MDM 34.6 for the years ended November 30, 2000, 1999 and 1998, respectively.

10.  COMMITMENTS AND CONTINGENCIES

    The Joint Venture has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 2000:

TDM
2001	30.792
2002	25.981
2003	17.119
2004	9.182
2005	8.132
thereafter	1.378

Total	92.584

    Rent expense for the twelve month period ended November 30, 2000, 1999 and 1998, was approximately TDM 27,917, TDM 31,370 and TDM 31,369, respectively.

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

    The Joint Venture's operations and customers are located throughout Europe and operate in the industrial and institutional hygiene business. No single customer accounted for a significant amount of the Joint Venture's sales in 2000, 1999 or 1998, and there were no significant accounts receivable from a single customer at November 30, 2000, 1999 or 1998. The Joint Venture establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

11.  SUBSEQUENT EVENT

    On December 8, 2000, Ecolab announced that it has agreed to acquire the 50% of the Company owned by Henkel. The transaction is scheduled to close January 2, 2002, subject to regulatory approvals in various jurisdictions.

Henkel Ecolab

Schedule—Valuation and Qualifying Accounts and Reserves

(Thousands)

Description		Balance, Beg. of Period	Additions (a)	Deductions from Reserve (b)	Balance, Close of Period
Period Ended November 30, 1998
Allowance for doubtful Accounts	DM	22,515	9,325	14,522	17,318

	DM	22,515	9,325	14,522	17,318

Period Ended November 30, 1999
Allowance for doubtful Accounts	DM	17,318	4,222	2,490	19,050

	DM	17,318	4,222	2,490	19,050

Period Ended November 30, 2000
Allowance for doubtful Accounts	DM	19,050	7,840	6,220	20,670

	DM	19,050	7,840	6,220	20,670

(a)
Provision for doubtful accounts (charged to expenses)

(b)
Items determined to be uncollectible, less recovery of amounts previously written off.

EXHIBIT INDEX

    The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing
(3)A.	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3) to the Company's Current Report on Form 8-K dated October 22, 1997.
B.	By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of the Company's Form 10-K Annual Report, for the year ended December 31, 1998.
(4)A.	Common Stock.	See Exhibits (3)A and (3)B.
B.	Form of Common Stock Certificate.	Incorporated by reference to Exhibit (4)B of the Company's Form 10-K Annual Report for the year ended December 31, 1995.
C.	Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (4) of the Company's Current Report on Form 8-K dated February 24, 1996.
D.	Note Agreement dated as of October 1, 1991 relating to $100,000,000 9.68% Senior Notes Due October 1, 2001 between the Company and the insurance companies named therein.	Incorporated by reference to Exhibit (4)F of the Company's Form 10-K Annual Report for the year ended December 31, 1991.

E.	Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and Bank One, NA (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of the Company's Current Report on Form 8-K dated January 23, 2001.

F.	Officer's Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of the Company's Current Report on Form 8-K dated January 23, 2001.
G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of the Company's Current Report on Form 8-K dated January 23, 2001.
H.	Form of Underwriting Agreement.	Incorporated by reference to Exhibit 1 of the Company's Amendment No. 1 to Form S-3 filed November 15, 1996.
(9)	Amended and Restated Stockholder's Agreement.	See Exhibits (10)Q(v) and Q(vii) hereof.
(10)A.(i)
	Multicurrency Credit Agreement ("Credit Agreement") dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among the Company, the financial institutions party thereto, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents.	Incorporated by reference to Exhibit (10)A of the Company's Current Report on Form 8-K dated January 23, 2001.

(ii)	Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997.	Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended September 30, 1997.

(iii)
	Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto.	Incorporated by reference to Exhibit (4)B of the Company's Form 10-Q for the quarter ended June 30, 1998.

(10)B.	Ecolab Inc. 1977 Stock Incentive Plan, as amended through May 12, 2000.	Incorporated by reference to Exhibit (10)A of the Company's Form 10-Q for the quarter ended June 30, 2000.
C.	Ecolab Inc. 1993 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of the Company's Form 10-K Annual Report for the year ended December 31, 1992.
D.(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of the Company's Form 10-Q for the quarter ended September 30, 2000.
(ii)
	Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan. Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares.	Incorporated by reference to Exhibit (10) of the Company's Form 10-Q for the quarter ended June 30, 1998.

E.	1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991.	Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1990.

F.(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of the Company's Form 10-K Annual Report for the year ended December 31, 1994.
(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of the Company's Form 10-K for the year ended December 31, 1999.
G.	Ecolab Inc. 1997 Non-Employee Director Deferred Compensation Plan.	Incorporated by reference to Exhibit (10)F of the Company's Form 10-K for the year ended December 31, 1996.
H.	Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company.	Incorporated by reference to Exhibit (19)A of the Company's Form 10-Q for the quarter ended September 30, 1989.
I.(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of the Company's 10-K Annual Report for the year ended December 31, 1998.

(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of the Company's 10-K Annual Report for the year ended December 31, 1998.
J.	Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)K of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
K.	Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)K of the Company's Form 10-K Annual Report for the year ended December 31, 1992.

L.(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective July 1, 1994.	Incorporated by reference to Exhibit (10)M(i) of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)	First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(ii) of the Company's 10-K Annual Report for the year ended December 31, 1994.
(iii)	Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.

(iv)	Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
M.(i)	Ecolab Mirror Savings Plan, as amended and restated effective September 1, 1994.	Incorporated by reference to Exhibit (10)N of the Company's 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)	First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995.	Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.
(iii)	Second Declaration of Amendment to Ecolab Mirror Savings Plan effective January 1, 1997.	Incorporated by reference to Exhibit (10)O(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1996.
(iv)	Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997.	Incorporated by reference to Exhibit (10)L(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(v)	Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998.	Incorporated by reference to Exhibit (10)L(v) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

N.(i)	Ecolab Mirror Pension Plan effective July 1, 1994.	Incorporated by reference to Exhibit (10)O(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10)O hereof.
(ii)	First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(ii) of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
(iii)	Second Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1995.
(iv)	Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iv) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
O.(i)	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.	Incorporated by reference to Exhibit (10)P of the Company's 10-K Annual Report for the year ended December 31, 1994.
(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1997.	Incorporated by reference to Exhibit (10)N(ii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

(iii)	First Declaration to Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997.	Incorporated by reference to Exhibit (10)N(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
(iv)	Third Declaration of Amendment to the Ecolab Inc. Administrative document for Non-Qualified Benefit Plans effective July 1, 1999.	Incorporated by reference to Exhibit (10)N(iv) of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
P.	1999 Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O of the Company's Form 10-K Annual Report for the year ended December 31, 1998.
Q.(i)	Amended and Restated Umbrella Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991.	Incorporated by reference to Exhibit 13 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(ii)	Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991.	Incorporated by reference to Exhibit 14 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(iii)	Amendment to the Amended and Restated Joint Venture Agreement between Henkel KGaA and Ecolab Inc. dated June 13, 1994.	Incorporated by reference to Exhibit (10)P(iii) of the Company's Form 10-K Annual Report for the year ended December 31, 1998.

(iv)	Amended and Restated ROW Purchase Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991.	Incorporated by reference to Exhibit (7) of the Company's Current Report on Form 8-K dated July 11, 1991.
(v)	Amended and Restated Stockholder's Agreement between Henkel KGaA and Ecolab Inc. dated June 26, 1991.	Incorporated by reference to Exhibit 15 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 4 to Schedule 13D dated July 16, 1991.
(vi)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 5 to Schedule 13D dated July 16, 1991.
(vii)	Form of Second Amended and Restated Stockholder's Arrangement between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 19 of HC Investments, Inc.'s and Henkel KGaA's Amendment No. 5 to Schedule 13D dated July 16, 1991.
R.	Description of Ecolab Management Incentive Plan.	Filed herewith electronically.
S.	Summary of Severance Arrangement for L. White Matthews, III.	Filed herewith electronically.
T.	Hiring letter for Bruno Deschamps.	Filed herewith electronically.
(13)	Those portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated by reference into Parts I, II and IV hereof.	Filed herewith electronically.
(21)	List of Subsidiaries as of February 23, 2001.	Filed herewith electronically.

(23)A.	Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 32 hereof is filed as a part hereof.	See page 32 hereof.
B.	Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.	Filed herewith electronically.
(24)	Powers of Attorney.	Filed herewith electronically.
COVER	Cover Letter.	Filed herewith electronically.

QuickLinks

PART I
  Item 1. Business
  Item 1(a) General Development of Business
  Item 1(b) Financial Information About Operating Segments
  Item 1(c) Narrative Description of Business
  Item 1(d) Financial Information About Geographic Areas
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 5(a) Market Information
  Item 5(b) Holders
  Item 5(c) Dividends
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a) Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Company
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K
SIGNATURES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS ECOLAB INC. (In Thousands)
EXHIBIT INDEX