Form 10-Q
period 2001-03-31
ECOLAB INC
filed 2001-05-07
CIK 31462

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 1-9328

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0231510 (I.R.S. Employer Identification No.)
370 Wabasha Street N., St. Paul, Minnesota (Address of principal executive offices)	55102 (Zip Code)

651-293-2233
(Registrant's telephone number, including area code)

(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001.

  127,584,039 shares of common stock, par value $1.00 per share.

PART I—FINANCIAL INFORMATION

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(thousands, except per share)	2001	2000
	(unaudited)
Net sales	$580,907	$526,260
Cost of sales	265,230	236,484
Selling, general and administrative expenses	238,296	217,095

Operating income	77,381	72,681
Interest expense, net	6,668	5,357

Income before income taxes and equity in earnings of Henkel-Ecolab	70,713	67,324
Provision for income taxes	28,639	27,603
Equity in earnings of Henkel-Ecolab	2,340	2,891

Net income	$44,414	$42,612

Net income per common share
Basic	$0.35	$0.33
Diluted	$0.34	$0.32
Dividends declared per common share	$0.13	$0.12
Weighted-average common shares outstanding
Basic	126,962	128,944
Diluted	130,629	133,330

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED BALANCE SHEET

(thousands)	March 31 2001	December 31 2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,688	$43,965
Accounts receivable, net	358,925	326,937
Inventories	172,221	168,220
Deferred income taxes	50,586	50,709
Other current assets	13,750	10,737

Total current assets	634,170	600,568
Property, plant and equipment, net	506,965	501,640
Investment in Henkel-Ecolab	212,004	199,642
Other assets, net	408,813	412,161

Total assets	$1,761,952	$1,714,011

The accompanying notes are an integral part of the consolidated financial information.

(continued)

ECOLAB INC.
CONSOLIDATED BALANCE SHEET (continued)

(thousands, except per share)	March 31 2001	December 31 2000
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$138,937	$136,592
Accounts payable	123,921	146,428
Compensation and benefits	77,658	88,330
Income taxes	6,885
Other current liabilities	184,455	160,684

Total current liabilities	531,856	532,034
Long-term debt	237,191	234,377
Postretirement health care and pension benefits	114,963	117,790
Other liabilities	83,572	72,803
Shareholders' equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2001 - 127,580; December 31, 2000 - 127,161)	794,370	757,007

Total liabilities and shareholders' equity	$1,761,952	$1,714,011

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(thousands)	2001	2000
	(unaudited)
OPERATING ACTIVITIES
Net income	$44,414	$42,612
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,216	29,742
Amortization	7,888	6,657
Deferred income taxes	(295)	(187)
Equity in earnings of Henkel-Ecolab	(2,340)	(2,891)
Henkel-Ecolab royalties and dividends	477	248
Other, net	(696)	(186)
Changes in operating assets and liabilities:
Accounts receivable	(32,709)	(7,521)
Inventories	(7,052)	(3,757)
Other assets	7	(2,296)
Accounts payable	(15,233)	(7,590)
Other liabilities	27,370	(7,602)

Cash provided by operating activities	$54,047	$47,229

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(thousands)	2001	2000
	(unaudited)
INVESTING ACTIVITIES
Capital expenditures	$(36,163)	$(32,923)
Property disposals	450	512
Businesses acquired and investments in affiliates	(7,388)	(40,328)

Cash used for investing activities	(43,101)	(72,739)

FINANCING ACTIVITIES
Notes payable	(143,094)	25,408
Long-term debt borrowings	148,844
Long-term debt repayments	(143)	(4,997)
Reacquired shares	(10,213)	(8,306)
Cash dividends on common stock	(16,647)	(15,526)
Other, net	4,964	3,435

Cash provided (used) by financing activities	(16,289)	14

Effect of exchange rate changes on cash	66	512

DECREASE IN CASH AND CASH EQUIVALENTS	(5,277)	(24,984)
Cash and cash equivalents, beginning of period	43,965	47,748

Cash and cash equivalents, end of period	$38,688	$22,764

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Statements

    The unaudited consolidated financial statements for the first quarter ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented. These adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2000 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company's Annual Report on Form 10-K for the year ended December 31, 2000. PricewaterhouseCoopers LLP, the company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

2. Balance Sheet Information

(thousands)	March 31 2001	December 31 2000
	(unaudited)
Inventories
Finished goods	$80,849	$74,392
Raw materials and parts	93,948	96,430
Excess of fifo cost over lifo cost	(2,576)	(2,602)

Total	$172,221	$168,220

Shareholders' Equity
Common stock	$148,862	$148,170
Additional paid-in capital	295,001	283,587
Retained earnings	927,795	899,959
Deferred compensation, net	(6,682)	(7,895)
Accumulated other comprehensive loss	(82,117)	(89,075)
Treasury stock	(488,489)	(477,739)

Total	$794,370	$757,007

    In January 2001, the company issued $150 million of 6.875 percent notes, due 2011. The proceeds from this debt issuance of $148.7 million were used to repay outstanding commercial paper. The related deferred financing costs and debt discount are being amortized into interest expense over the term of the debt.

    Accumulated other comprehensive loss as of March 31, 2001 consists of $474,000 of net unrealized losses on derivative instruments and $81,643,000 of cumulative translation. Accumulated other comprehensive loss as of December 31, 2000 consisted solely of cumulative translation.

3. Comprehensive Income

    Comprehensive income was as follows:

	First Quarter Ended March 31
(thousands)	2001	2000
	(unaudited)
Net income	$44,414	$42,612
Foreign currency translation	7,432	(9,844)
Derivative instruments	(474)

Comprehensive income	$51,372	$32,768

4. Financial Instruments

    Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (FAS 133). This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The company credited a transition adjustment to other comprehensive income of $47,000 upon adoption of FAS 133 on January 1, 2001.

    The company does not hold derivative financial instruments of a speculative nature. All of the company's derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge), (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

    The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedging items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the company will discontinue hedge accounting prospectively. It is the company's policy, however, that derivative instruments to be used in hedging transactions must always be highly effective as a hedge. As such, the company believes that on an ongoing basis its portfolio of derivative instruments will generally be highly effective as hedges. Hedge ineffectiveness during the quarter ended March 31, 2001 was not significant.

    The company has entered into foreign currency forward contracts to hedge specific foreign currency exposures related to intercompany debt, Henkel-Ecolab and subsidiary royalties, product purchases and firm commitments and other intercompany transactions. The company uses these contracts to hedge against the effect that fluctuations in exchange rates may have on forecasted cash flows. These contracts generally expire within one year and are considered either "fair value hedges" or "cash flow hedges" based upon the characteristics of the hedged item.

    The company also periodically uses interest rate swaps to manage the risk generally associated with interest volatility on variable-rate debt. The company has entered into an interest rate swap agreement which is effective November 2001 through November 2004 and has used this agreement to provide for a fixed rate of interest on the first 50 million of anticipated Australian dollar-denominated debt. The company considers this to be a "cash flow hedge".

5. Restructuring Expenses

    During the fourth quarter of 2000, management approved various actions to improve the long-term efficiency and competitiveness of the company and to reduce costs. These actions included personnel reductions, discontinuance of certain product lines, changes to certain manufacturing and distribution operations and the closing of selected sales and administrative offices. As a result of these actions the company recorded restructuring expenses of $7,137,000 ($4,311,000 after tax), or $0.03 per diluted share for the year ended December 31, 2000.

    The components of the restructuring charge and activity charged against the restructuring accrual during 2000 and the first quarter of 2001 are as follows:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total
Initial expense and accrual	$2,938	$2,786	$1,413	$7,137
Cash payments	(175)		(123)	(298)
Non-cash charges		(2,786)		(2,786)

Restructuring liability, December 31, 2000	$2,763	$0	$1,290	$4,053
Cash payments	(231)		(224)	(455)

Restructuring liability, March 31, 2001	$2,532	$0	$1,066	$3,598

    For the year ended December 31, 2000, restructuring expenses were shown separately on the consolidated statement of income, with a portion of the expenses classified as cost of sales. Remaining restructuring liabilities for employee termination benefits are included as a component of compensation and benefits in current liabilities and remaining restructuring liabilities for other costs are included as a component of other current liabilities.

    Employee termination benefit expenses included 86 personnel reductions through voluntary and involuntary terminations primarily in the sales, marketing and corporate administrative functions of the company. Cash payments for these benefits will be substantially completed during 2001.

    Asset disposals include inventory and property, plant and equipment write-downs. Inventory write-downs totaled $1,948,000 and reflect the discontinuance of product lines, which are not consistent with the company's long-term strategies. Property, plant and equipment write-downs of $838,000 reflected the closing of sales and administrative offices and changes to certain manufacturing and distribution operations.

    Other restructuring expenses include lease termination and other facility exit costs related to the closing of sales and administrative offices.

6. Business Acquisitions and Investments

    In January 2001, Ecolab purchased a 25 percent equity interest in Randall International (Randall). Randall is a privately-held manufacturer of luxury personal care items for the lodging and resort industry, and is being accounted for using the equity method. Under certain circumstances, including the retirement of a key employee of Randall, Ecolab has the right to purchase the remaining 75 percent of Randall.

    In January 2001, Ecolab purchased from its local joint venture partner an additional 23.5 percent interest in Ecolab S.A. located in Venezuela, increasing the company's ownership in Ecolab S.A. to 74.5 percent. Ecolab also purchased two additional small businesses in the first quarter of 2001. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition. Net sales and operating income of these businesses are not significant to the company's consolidated results of operations, financial position and cash flows.

    The total cash paid by the company for acquisitions and investments in affiliates during the quarter was $7,388,000.

7. Net Income Per Common Share

    The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended March 31
(thousands, except per share)	2001	2000
	(unaudited)
Net income	$44,414	$42,612

Weighted-average common shares outstanding
Basic	126,962	128,944
Effect of dilutive stock options and awards	3,667	4,386

Diluted	130,629	133,330

Net income per common share
Basic	$0.35	$0.33
Diluted	$0.34	$0.32

    Restricted stock awards of approximately 378,000 and 591,000 shares were excluded from the company's calculation of basic net income per share amounts for the first quarter ended March 31, 2001 and 2000, respectively, because such shares were not yet vested at those dates.

    Stock options to purchase approximately 2.5 million shares and 3.7 million shares for the first quarter ended March 31, 2001 and 2000, respectively, were not dilutive and, therefore, were not included in the computations of diluted net income per common share amounts.

8. Operating Segments

    Financial information for each of the company's reportable segments is as follows:

	First Quarter Ended March 31
(thousands)	2001	2000
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$398,535	$360,387
Other Services	62,277	54,548

Total	460,812	414,935
International Cleaning & Sanitizing	121,067	103,413
Effect of foreign currency translation	(972)	7,912

Consolidated	$580,907	$526,260

Operating Income
United States
Cleaning & Sanitizing	$60,793	$53,858
Other Services	5,602	5,434

Total	66,395	59,292
International Cleaning & Sanitizing	12,332	9,672
Corporate income (expense)	(1,226)	2,584
Effect of foreign currency translation	(120)	1,133

Consolidated	$77,381	$72,681

    The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2001.

    Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also included in the first quarter of 2000, the recognition of $3.8 million of income related to net reductions in probable losses related to certain environmental matters.

9. Equity in Earnings of Henkel-Ecolab

    Certain financial data of Henkel-Ecolab and the components of the company's equity in earnings of Henkel-Ecolab were as follows:

	First Quarter Ended March 31
(thousands)	2001	2000
	(unaudited)
Henkel-Ecolab
Net sales	$202,059	$212,121
Gross profit	112,392	119,512
Income before income taxes	10,619	14,575
Net income	$6,949	$8,250
Ecolab equity in earnings
Ecolab equity in net income	$3,475	$4,125
Ecolab royalty income from Henkel-Ecolab, net of income taxes	482	525
Amortization expense for the excess of cost over the underlying net assets of Henkel-Ecolab	(1,617)	(1,759)

Equity in earnings of Henkel-Ecolab	$2,340	$2,891

REPORT OF INDEPENDENT ACCOUNTANTS

     To the Shareholders and Directors
Ecolab Inc.

    We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2001, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of comprehensive income and shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                      /s/ PricewaterhouseCoopers LLP
                      PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 19, 2001

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

Results of Operations—First Quarter Ended March 31, 2001

    Consolidated net sales for the first quarter ended March 31, 2001 were $581 million, an increase of 10 percent over net sales of $526 million in the first quarter of last year. Businesses acquired in the first quarter of 2001 and the annualized effect of businesses acquired in 2000 accounted for approximately one-third of the growth in consolidated net sales. Changes in currency translation negatively impacted sales growth by 2 percentage points. The growth in sales also reflected benefits from new products, new customers, and aggressive sales efforts and distributor sales promotions. Aggressive efforts taken in the first quarter may negatively impact sales growth for the second quarter and its related operating results.

    For the first quarter of 2001, the gross profit margin was 54.3 percent of net sales, down from last year's first quarter gross profit margin of 55.1 percent. The decrease in gross profit margin reflected the impact of higher raw material and energy prices, the lower gross profit margins of businesses acquired and product sales mix in the quarter.

    Selling, general and administrative expenses were 41.0 percent of consolidated net sales for the first quarter of 2001, a decrease from 41.3 percent of net sales in the comparable quarter of last year. Adjusting for unusual items in the first quarter of 2000, which included $3.8 million of income related to favorable settlements on environmental claims and $1.7 million of bad debt expense related to a bankruptcy filing by AmeriServe, selling, general and administrative expenses would have been 41.6 percent of consolidated net sales in the first quarter of 2000. This improvement in the selling, general and administrative expense as a percent of sales primarily reflected the benefits of a tighter focus on discretionary costs.

    During the fourth quarter of 2000, management approved various actions to improve the long-term efficiency and competitiveness of the company and to reduce costs. These actions included personnel reductions, discontinuance of certain product lines, changes to certain manufacturing and distribution operations and the closing of selected sales and administrative offices. As a result of these actions, the company recorded restructuring expenses totaling $7.1 million in the fourth quarter of 2000 ($4.3 million after tax, or $0.03 per diluted share). Further details related to these restructuring expenses are included in the notes to consolidated financial statements.

    Net income for the first quarter ended March 31, 2001 totaled $44 million, an increase of 4 percent over net income of $43 million in the first quarter of 2000. On a per share basis, diluted net income per common share was $0.34 for the first quarter of 2001 and increased 6 percent over diluted net income per share of $0.32 in the first quarter of last year. The first quarter of 2000 included a net $0.01 per share gain for the unusual transactions discussed above. Excluding these unusual items in 2000, diluted net income per common share increased 10 percent over the first quarter of last year. These earnings improvements reflected good operating income growth and a slightly lower effective income tax rate. Net income was negatively effected by higher net interest expense, a decrease in the equity in earnings of Henkel-Ecolab and the negative impact of foreign currency translation. Currency translation negatively impacted diluted net income by $0.01 per share.

    Sales of the company's United States Cleaning & Sanitizing operations were $399 million, an increase of 11 percent compared with sales of $360 million in the first quarter of last year. Sales benefited from double-digit growth in sales of Institutional, Kay, Professional Products and Vehicle Care operations, as well as good growth from the Food & Beverage business. Growth also reflected benefits from sales of new products, new customers and aggressive sales efforts and distributor sales promotions. The company expects that these aggressive sales efforts may negatively impact sales growth for the second quarter 2001. Business acquisitions accounted for approximately 20 percent of the growth in U.S. Cleaning & Sanitizing sales. Selling price increases during the first quarter of 2001 were not significant. Sales of the company's Institutional division increased 10 percent for the first quarter of 2001. Excluding last year's acquisition of Facilitec, Institutional's sales increased 9 percent. Institutional's results included strong double-digit growth in its housekeeping and specialty programs, as well as good growth in its warewashing, Ecotemp and pool & spa businesses. Kay's U.S. operations reported sales growth of 21 percent for the first quarter. Excluding the acquisition of SSDC in 2000, Kay's sales increased 10 percent with continued double-digit growth in its food retail services business and strong growth in sales to its core quickservice customers. Textile Care sales decreased 5 percent for the first quarter of 2001. Textile Care sales continued to reflect the division's emphasis on profit improvement and the discontinuation of low margin business. The company expects the U.S. Textile Care business to continue to experience challenging market conditions over the near term while focusing on improving profitability. Sales of Professional Products operations were up 15 percent reflecting double-digit growth in its janitorial business and good growth in its specialty product sales. Professional Products' sales were also driven by significant new, long-term supply agreements in its janitorial business. Water Care sales increased 4 percent for the first quarter with growth in sales to the food and beverage and hospitality markets. The company's Food & Beverage operations reported sales growth of 9 percent with solid growth in sales to the food and beverage processing markets, as well as the dairy market. Vehicle Care sales increased 14 percent for the first quarter of 2001. The increase is primarily from new customers obtained during the second half of 2000 as well as more favorable weather conditions.

    For the first quarter ended March 31, 2001, sales of the company's United States Other Services operations increased 14 percent to $62 million. Pest Elimination sales increased 10 percent for the first quarter with double-digit sales growth in most areas of their business. GCS Service sales increased 48 percent for the first quarter of 2001 due to management's focus on growing the business. Excluding the effects of acquisitions in 2000, GCS sales increased at a double-digit rate. The company continues to focus on coordinating GCS operations with other Ecolab businesses and expanding operations to provide national coverage. In the fourth quarter of 2000, the company sold its Jackson dishmachine manufacturing business.

    Management rate sales for the company's International Cleaning & Sanitizing operations were $121 million for the first quarter of 2001, an increase of 17 percent over sales of $103 million in the comparable quarter of last year. Excluding the effects of acquisitions, sales increased 8 percent. Sales in the Asia Pacific region increased 13 percent over the comparable quarter of last year. Japan, New Zealand, and East Asia all had double-digit sales increases for the quarter. Excluding acquisitions, Asia Pacific sales increased 10 percent for the quarter. Latin America sales rose 22 percent for the quarter with good results in most countries. Excluding acquisitions, Latin America sales increased 6 percent for the quarter with good growth in Mexico and Central America. Sales in Canada increased 7 percent with strong growth in sales to the institutional market. Africa/Export sales increased 61 percent for the quarter however, sales were flat excluding acquisitions.

    Operating income of the company's United States Cleaning & Sanitizing operations was $61 million for the first quarter of 2001, an increase of 13 percent over operating income of $54 million in the first quarter of last year. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 15.3 percent of sales from 14.9 percent of net sales in the first quarter of 2000. Excluding acquisitions, operating income of United States Cleaning & Sanitizing rose 12 percent for the quarter. Operating income margins benefited from strong sales, improvements in the efficiency of the sales and service force and tighter cost controls. Excluding the impact of the $1.7 million bad debt charge in 2000, operating income increased 9 percent for the first quarter.

    First quarter 2001 operating income of United States Other Services rose 3 percent to $6 million. Excluding acquisitions and the Jackson business which was sold in the fourth quarter of 2000, operating income rose 9 percent. Pest Elimination had solid profit growth and GCS is showing income improvement due to a focus on operational efficiencies. The operating income margin for United States Other Services decreased to 9.0 percent of net sales from 10.0 percent in the first quarter of last year.

    Operating income of International Cleaning & Sanitizing operations was $12 million for the first quarter, an increase of 28 percent over first quarter 2000 operating income of $10 million. The operating income margin improved to 10.2 percent of net sales in the first quarter of 2001 from 9.4 percent in the comparable period of last year. Double-digit operating income growth and good margin improvement in Asia Pacific, Latin America and Canada all contributed to this increase.

    Corporate net operating expense was $1.2 million for the first quarter ended March 31, 2001 as compared to net operating income of $2.6 million for the comparable period last year. Corporate operations, which normally represents only overhead costs directly related to Henkel-Ecolab, also included the recognition of $3.8 million of pre-tax income in the first quarter of 2000 related to net reductions in probable losses related to certain environmental matters.

    Net interest expense totaled $6.7 million for the first quarter, an increase of 24 percent over net interest expense of $5.4 million in the first quarter of 2000. This increase is primarily due to higher debt levels resulting from the company's share repurchase program and from acquisitions.

    The provision for income taxes for the first quarter of 2001 reflected an estimated annual effective income tax rate of 40.5 percent, down from the first quarter of 2000 estimated annual effective rate of 41.0 percent. This decrease was principally due to expectations for continued overall effective rates on earnings of international operations for 2001 to be lower.

    The company's equity in earnings of Henkel-Ecolab was $2.3 million for the first quarter ended March 31, 2001, and decreased 19 percent from $2.9 million of equity in earnings in the first quarter of last year. Earnings of Henkel-Ecolab reflected slower sales volumes driven by a slowing economy, a large distributor write-off and increasing energy and raw material prices which were partially offset by price increases. Ecolab's equity in earnings was also unfavorably effected by the weaker European currencies. Henkel-Ecolab sales, although not consolidated, increased 4 percent for the first quarter of 2001 when measured in fixed currencies. Sales reflected the impact of Europe's slowing economy and food concerns, with a slowdown in the hospitality business, reduced orders from distributors as they lower inventory levels, and the effects of the Turkish lira devaluation.

Financial Position and Liquidity

    Total assets were $1.762 billion at March 31, 2001, an increase of 3 percent over total assets at year-end 2000. Accounts receivable have increased 10 percent since year-end 2000 and reflect strong first quarter 2001 sales and slightly unfavorable days sales outstanding in receivables. The investment in Henkel-Ecolab has increased since year-end 2000 primarily due to the effects of changes in currency. Other current liabilities have increased since year-end primarily due to an increase in accruals related to the higher distributor sales volumes in the first quarter of 2001.

    Total debt was $376 million at March 31, 2001, up from total debt of $371 million at year-end 2000. This increase in total debt was principally due to share repurchases and business acquisitions. At December 31, 2000, the company had $145.8 million of commercial paper borrowings which were classified as long-term debt. In January 2001, the company refinanced the commercial paper borrowings through the issuance of $150 million of 6.875 percent notes, due in 2011. The ratio of total debt to capitalization was 32 percent at March 31, 2001, compared with 33 percent at December 31, 2000.

    Cash provided by operating activities totaled $54 million, an increase of 14 percent over $47 million in the first quarter of last year. Operating cash flows for 2001 reflected strong earnings performance and the additional cash flows from businesses acquired.

    The company reacquired 252,200 shares of its common stock during the first quarter of 2001 under its authorized share repurchase program. Shares repurchased under that program are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans. Approximately 4.7 million shares remain available for repurchase under that program.

Business Outlook

    The company expects sales for both our wholly-owned domestic and international operations to increase in the second quarter 2001 from the second quarter 2000, though the aggressive efforts taken in the first quarter may negatively impact sales growth for the second quarter and its related operating results. Institutional is expected to see the biggest impact and may show only modest growth in the second quarter. Kay and Pest Elimination are expected to continue their improved sales trends, and the company also expects good sales gains from Food & Beverage, Professional Products and GCS. The company continues to see solid trends from its Latin American businesses, while Asia Pacific is expected to see good results even with the weak currencies and economies in that region. Henkel-Ecolab equity income is expected to be negatively impacted by Europe's economy and food safety concerns, as well as the soft euro currency.

Forward-Looking Statements and Risk Factors

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the company which may include anticipated business or financial performance including business prospects, in particular for second quarter sales and earnings, and similar matters. Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

    Risks and uncertainties that may affect operating results and business performance include: restraints on pricing flexibility due to competitive factors and customer consolidations; cost increases due to higher oil prices or availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effect of future acquisitions or divestitures or other corporate transactions, as well as our ability to achieve plans for past acquisitions, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits; market or regulatory factors which could affect the company's ability to reacquire shares; the costs and effects of complying with (i) the significant environmental laws and regulations which apply to the company's operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the company's products, and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, euro conversion and the development of markets; the occurrence of (i) litigation or claims, (ii) the loss or insolvency of a major customer or distributor, (iii) natural or manmade disasters, and (iv) severe weather conditions affecting the food service and the hospitality industry; loss of, or changes in, executive management; the company's ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the company's reports to the Securities and Exchange Commission. In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings. Despite favorable year over year quarterly comparisons in recent years, there can be no assurances that earnings will continue to increase or that the degree of improvement will meet investors' expectations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  The following documents are filed as exhibits to this report:

  (10)
  Ecolab Inc. Non-Employee Director Stock Option and Deferred Compensation Plan. This Plan will become effective only upon approval by the Stockholders of the company at the company's Annual Meeting scheduled to be held May 11, 2001.

  (15)
  Letter regarding unaudited interim financial information.

  (b)
  Reports on Form 8-K:

    The company filed two Current Reports on Form 8-K during the quarter ended March 31, 2001: (i) on January 15, 2001, the company furnished certain information pursuant to Regulation FD; and (ii) on January 24, 2001, the company reported the sale of $150,000,000 aggregate principal amount of its 6.875% Notes due February 1, 2011.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.
Date: May 7, 2001	By:	/s/ STEVEN L. FRITZE Steven L. Fritze Vice President and Controller (duly authorized officer and Chief Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT	METHOD OF FILING
(10)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan. This Plan will become effective only upon approval by the Stockholders of the company at the company's Annual Meeting scheduled to be held May, 11, 2001.	Filed herewith electronically
(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

QuickLinks

PART I—FINANCIAL INFORMATION ECOLAB INC. CONSOLIDATED STATEMENT OF INCOME
ECOLAB INC. CONSOLIDATED BALANCE SHEET (continued)
ECOLAB INC. CONSOLIDATED STATEMENT OF CASH FLOWS
ECOLAB INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
ECOLAB INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
PART II. OTHER INFORMATION
SIGNATURE
EXHIBIT INDEX