Form 10-Q
period 2001-06-30
ECOLAB INC
filed 2001-08-07
CIK 31462

QuickLinks -- Click here to rapidly navigate through this document

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes /x/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2001.

127,915,535 shares of common stock, par value $1.00 per share.

PART I—FINANCIAL INFORMATION

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(thousands, except per share)	2001	2000
	(unaudited)
Net sales	$595,808	$570,711
Cost of sales	274,816	259,382
Selling, general and administrative expenses	240,940	232,689
Restructuring expenses—other	(192)

Operating income	80,244	78,640
Interest expense, net	6,816	5,245

Income before income taxes and equity in earnings of Henkel-Ecolab	73,428	73,395
Provision for income taxes	29,737	30,092
Equity in earnings of Henkel-Ecolab	4,502	5,106

Net income	$48,193	$48,409

Net income per common share
Basic	$0.38	$0.38
Diluted	$0.37	$0.36
Dividends declared per common share	$0.13	$0.12
Weighted-average common shares outstanding
Basic	127,333	128,346
Diluted	130,068	132,990

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(thousands, except per share)	2001	2000
	(unaudited)
Net sales	$1,176,715	$1,096,971
Cost of sales	540,046	495,866
Selling, general and administrative expenses	479,236	449,784
Restructuring expenses—other	(192)

Operating income	157,625	151,321
Interest expense, net	13,484	10,602

Income before income taxes and equity in earnings of Henkel-Ecolab	144,141	140,719
Provision for income taxes	58,376	57,695
Equity in earnings of Henkel-Ecolab	6,842	7,997

Net income	$92,607	$91,021

Net income per common share
Basic	$0.73	$0.71
Diluted	$0.71	$0.68
Dividends declared per common share	$0.26	$0.24
Weighted-average common shares outstanding
Basic	127,147	128,645
Diluted	130,199	133,275

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED BALANCE SHEET

(thousands)	June 30 2001	December 31 2000
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$53,145	$43,965
Accounts receivable, net	364,246	326,937
Inventories	172,956	168,220
Deferred income taxes	49,558	50,709
Other current assets	14,890	10,737

Total current assets	654,795	600,568
Property, plant and equipment, net	518,870	501,640
Investment in Henkel-Ecolab	187,044	199,642
Other assets, net	417,061	412,161

Total assets	$1,777,770	$1,714,011

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.
CONSOLIDATED BALANCE SHEET (Continued)

(thousands, except per share)	June 30 2001	December 31 2000
	(unauditied)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Short-term debt	$134,971	$136,592
Accounts payable	129,359	146,428
Compensation and benefits	83,621	88,330
Other current liabilities	178,767	160,684

Total current liabilities	526,718	532,034
Long-term debt	245,888	234,377
Postretirement health care and pension benefits	120,374	117,790
Other liabilities	68,104	72,803
Shareholders' equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2001—127,777; December 31, 2000—127,161)	816,686	757,007

Total liabilities and shareholders' equity	$1,777,770	$1,714,011

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(thousands)	2001	2000
	(unaudited)
OPERATING ACTIVITIES
Net income	$92,607	$91,021
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	64,450	58,537
Amortization	16,609	13,935
Deferred income taxes	(245)	(2,429)
Equity in earnings of Henkel-Ecolab	(6,842)	(7,997)
Henkel-Ecolab royalties and dividends	14,925	14,935
Other, net	(1,076)	(521)
Changes in operating assets and liabilities:
Accounts receivable	(40,809)	(22,280)
Inventories	(7,763)	(4,716)
Other assets	(13,251)	(3,761)
Accounts payable	(9,219)	2,091
Other liabilities	19,053	(2,679)

Cash provided by operating activities	$128,439	$136,136

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30
(thousands)	2001	2000
	(unaudited)
INVESTING ACTIVITIES
Capital expenditures	$(81,009)	$(71,714)
Property disposals	1,204	984
Businesses acquired and investments in affiliates	(7,742)	(46,698)
Other, net	2	(62)

Cash used for investing activities	(87,545)	(117,490)

FINANCING ACTIVITIES
Notes payable, net	(142,435)	77,811
Long-term debt borrowings	148,845
Long-term debt repayments	(1,499)	(5,923)
Reacquired shares	(14,395)	(88,049)
Cash dividends on common stock	(33,245)	(31,081)
Other, net, primarily exercise of stock options	11,154	10,548

Cash used by financing activities	(31,575)	(36,694)

Effect of exchange rate changes on cash	(139)	432

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,180	(17,616)
Cash and cash equivalents, beginning of period	43,965	47,748

Cash and cash equivalents, end of period	$53,145	$30,132

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

    The unaudited consolidated financial statements as of and for the second quarter and six months ended June 30, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented. Except for the restructuring expense adjustments, these adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2000 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company's Annual Report on Form 10-K for the year ended December 31, 2000. PricewaterhouseCoopers LLP, the company's independent accountants, have performed limited reviews of the interim financial information included herein. Their report on such reviews accompanies this filing.

2.  Selected Balance Sheet Information

(thousands)	June 30 2001	December 31 2000
	(unaudited)
Inventories
Finished goods	$80,591	$74,392
Raw materials and parts	95,017	96,430
Excess of fifo cost over lifo cost	(2,652)	(2,602)

Total	$172,956	$168,220

Shareholders' equity
Common stock	$149,156	$148,170
Additional paid-in capital	305,681	283,587
Retained earnings	959,373	899,959
Deferred compensation, net	(5,546)	(7,895)
Accumulated other comprehensive loss	(99,052)	(89,075)
Treasury stock	(492,926)	(477,739)

Total	$816,686	$757,007

    In January 2001, the company issued $150 million of 6.875 percent notes, due 2011. The proceeds from this debt issuance of $148.7 million were used to repay outstanding commercial paper. The related deferred financing costs and debt discount are being amortized into interest expense over the term of the debt.

    Accumulated other comprehensive loss as of June 30, 2001 consists of $401,000 of net unrealized losses on derivative instruments and $98,651,000 of cumulative translation. Accumulated other comprehensive loss as of December 31, 2000 consisted solely of cumulative translation.

    During the second quarter, the company entered into a capital lease for approximately $10.4 million for machinery and equipment.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Comprehensive Income

    Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(thousands)	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income	$48,193	$48,409	$92,607	$91,021
Foreign currency translation	(17,008)	(3,021)	(9,576)	(12,865)
Derivative instruments	73		(401)

Comprehensive income	$31,258	$45,388	$82,630	$78,156

4.  Financial Instruments

    Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (FAS 133). This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The company recorded a transition adjustment which increased other comprehensive income by $47,000 upon adoption of FAS 133 on January 1, 2001.

    The company does not hold derivative financial instruments of a speculative nature. All of the company's derivatives are recognized on the balance sheet at their fair value. On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a "fair value" hedge), (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge); or (3) a foreign-currency fair-value or cash flow hedge (a "foreign currency" hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Financial Instruments (continued)

by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

    The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The company also formally assesses (both at the hedge's inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedging items and whether those derivatives may be expected to remain highly effective in future periods. When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the company will discontinue hedge accounting prospectively. It is the company's policy, however, that derivative instruments to be used in hedging transactions must always be highly effective as a hedge. As such, the company believes that on an ongoing basis its portfolio of derivative instruments will generally be highly effective as hedges. Hedge ineffectiveness during the quarter and six months ended June 30, 2001 was not significant.

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

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

    The components of the restructuring charge and activity charged against the restructuring accrual through June 30, 2001 are as follows:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Initial expense and accrual	$2,938	$2,786	$1,413	$7,137
Cash payments	(175)		(123)	(298)
Non-cash charges		(2,786)		(2,786)

Restructuring liability, December 31, 2000	$2,763	$0	$1,290	$4,053
Cash payments	(231)		(224)	(455)

Restructuring liability, March 31, 2001	$2,532	$0	$1,066	$3,598
Cash payments	(1,359)		(248)	(1,607)
Revisions to prior estimates	(176)		(16)	(192)

Restructuring liability, June 30, 2001	$997	$0	$802	$1,799

    For the year ended December 31, 2000, restructuring expenses were shown separately on the consolidated statement of income, with a portion of the expenses classified as cost of sales. Remaining restructuring liabilities for employee termination benefits are included as a component of "compensation and benefits" in current liabilities and remaining restructuring liabilities for other costs are included as a component of "other current liabilities".

    Employee termination benefit expenses included 86 personnel reductions through voluntary and involuntary terminations primarily in the sales, marketing and corporate administrative functions of the company. Cash payments for these benefits will be substantially completed during 2001.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Restructuring Expenses (continued)

    Asset disposals include inventory and property, plant and equipment write-downs. Inventory write-downs totaled $1,948,000 and reflect the discontinuance of product lines, which are not consistent with the company's long-term strategies. Property, plant and equipment write-downs of $638,000 reflected the closing of sales and administrative offices and changes to certain manufacturing and distribution operations.

    Other restructuring expenses include lease termination and other facility exit costs related to the closing of sales and administrative offices.

    The change in estimate in the second quarter of 2001 resulted from specific restructuring projects which were completed in the second quarter for less than the originally estimated liability.

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

    In January 2001, Ecolab purchased an additional 23.5 percent interest in Ecolab S.A. located in Venezuela, from its local joint venture partner increasing the company's ownership in Ecolab S.A. to 74.5 percent. Ecolab also purchased two additional small businesses in the first quarter of 2001. These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition. Net sales and operating income of these businesses are not significant to the company's consolidated results of operations, financial position and cash flows.

    The total cash paid by the company for acquisitions and investments in affiliates during the first six months of 2001 was $7,742,000.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.  Net Income Per Common Share

    The computations of the basic and diluted net income per share amounts were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(thousands, except per share)	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net income	$48,193	$48,409	$92,607	$91,021

Weighted-average common shares outstanding
Basic	127,333	128,346	127,147	128,645
Effect of dilutive stock options and awards	2,735	4,644	3,052	4,630

Diluted	130,068	132,990	130,199	133,275

Net income per common share
Basic	$0.38	$0.38	$0.73	$0.71
Diluted	$0.37	$0.36	$0.71	$0.68

    Restricted stock awards of approximately 365,000 and 372,000 shares were excluded from the company's calculation of basic net income per share amounts for the second quarter and six months ended June 30, 2001, respectively, and 579,000 and 585,000 shares were excluded for the second quarter and six months ended June 30, 2000, respectively, because such shares were not yet vested at those dates.

    Stock options to purchase approximately 2.9 million and 2.8 million shares for the second quarter and six months ended June 30, 2001, respectively and 3.7 million shares for both the second quarter and six months ended June 30, 2000, were not dilutive and, therefore, were not included in the computations of weighted-average diluted common shares outstanding.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Operating Segments

    Financial information for each of the company's reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(thousands)	2001	2000	2001	2000
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$402,447	$388,443	$800,982	$748,830
Other Services	69,284	61,774	131,561	116,322

Total	471,731	450,217	932,543	865,152
International Cleaning & Sanitizing	130,452	114,631	251,519	218,044
Effect of foreign currency translation	(6,375)	5,863	(7,347)	13,775

Consolidated	$595,808	$570,711	$1,176,715	$1,096,971

Operating Income
United States
Cleaning & Sanitizing	$61,788	$60,702	$122,581	$114,560
Other Services	8,205	7,147	13,807	12,581

Total	69,993	67,849	136,388	127,141
International Cleaning & Sanitizing	12,127	11,095	24,459	20,767
Corporate income (expense)	(908)	(1,173)	(2,134)	1,411
Effect of foreign currency translation	(968)	869	(1,088)	2,002

Consolidated	$80,244	$78,640	$157,625	$151,321

    The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2001.

    Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also included $192,000 of income in the second quarter of 2001 related to a reversal of the originally estimated restructuring liability. In the first quarter of 2000, corporate income (expense) also included the recognition of $4.1 million of income related to net reductions in probable losses related to certain environmental matters.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Equity in Earnings of Henkel-Ecolab

    Certain financial data of Henkel-Ecolab and the components of the company's equity in earnings of Henkel-Ecolab were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(thousands)	2001	2000	2001	2000
	(unaudited)		(unaudited)
Henkel-Ecolab
Net sales	$221,190	$222,706	$423,249	$434,827
Gross profit	123,786	124,632	236,178	244,144
Income before income taxes	19,155	22,274	29,774	36,849
Net income	$11,039	$12,342	$17,988	$20,592
Ecolab equity in earnings
Ecolab equity in net income	$5,519	$6,171	$8,994	$10,296
Ecolab royalty income from Henkel-Ecolab, net of income taxes	551	586	1,033	1,111
Amortization expense for the excess of cost over the underlying net assets of Henkel-Ecolab	(1,568)	(1,651)	(3,185)	(3,410)

Equity in earnings of Henkel-Ecolab	$4,502	$5,106	$6,842	$7,997

    There were no intervening events or transactions related to Henkel-Ecolab and the company's international subsidiaries between their quarter-ends and the company's quarter-end that would have materially impacted the company's consolidated results of operations or financial condition.

10. New Accounting Standards

    On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. New Accounting Standards (continued)

    FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

    FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for fiscal year beginning after December 15, 2001. The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The company will adopt FAS 141 effective July 1, 2001 and FAS 142 effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The company is in the process of analyzing the impacts of FAS 141 and 142 on its results of operations and financial condition.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors
Ecolab Inc.

    We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 2001, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2001 and 2000, and of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
July 19, 2001

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

Results of Operations—Second Quarter and Six Months Ended June 30, 2001

    Consolidated net sales for the second quarter ended June 30, 2001 were $596 million, an increase of 4 percent over net sales of $571 million in the second quarter of last year. For the first six months of 2001, net sales increased 7 percent to $1.177 billion from $1.097 billion in the comparable period of 2000. Businesses acquired in 2001 and the annualized effect of businesses acquired in 2000 accounted for approximately 2 percentage points of the growth in consolidated net sales in the second quarter and approximately 3 percentage points for the first six months of 2001. Changes in currency translation negatively impacted sales growth by 2 percentage points for both the quarter and six months ended June 30, 2001. Sales reflected benefits from new products, aggressive sales efforts and increased promotions, which were partially offset by a poor economic environment and a slowdown in the hospitality market.

    For the second quarter of 2001, the gross profit margin was 53.9 percent of net sales, down from last year's second quarter gross profit margin of 54.6 percent. For the six-month periods, the gross profit margins were 54.1 percent in 2001 and 54.8 percent in 2000. The decrease in gross profit margin reflected the smaller sales volume increase and a higher level of service business in the quarter.

    Selling, general and administrative expenses were 40.4 percent of consolidated net sales for the second quarter of 2001, a decrease from 40.8 percent of net sales in the comparable quarter of last year. For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 40.7 percent in 2001 from 41.0 percent in 2000. Adjusting for unusual items in the first six months of 2000, which included $4.1 million of income related to favorable settlements on environmental claims and $1.7 million of bad debt expense related to uncollectible accounts receivable from AmeriServe, selling, general and administrative expenses would have been 41.2 percent of consolidated net sales in the first six months of 2000. This improvement in the selling, general and administrative expense as a percent of sales primarily reflected the benefits of a tighter focus on discretionary costs, as well as a decrease in selling related expenses due to the lower sales volumes.

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—Second Quarter and Six Months Ended June 30, 2001 (Continued)

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

    Net income totaled $48 million, for both the second quarter of 2001 and the comparable period of 2000. On a per share basis, diluted net income per common share was $0.37 for the second quarter of 2001 and increased 3 percent over diluted net income per share of $0.36 in the second quarter of last year. For the first six months of 2001, net income was $93 million and increased 2 percent over net income of $91 million in the comparable period of last year. Diluted net income per share increased 4 percent to $0.71 for the six months ended June 30, 2001 from $0.68 for the first six months of last year. Excluding the unusual items related to settlements on environmental claims and uncollectible accounts receivable mentioned earlier, diluted net income per common share for the first six months of 2001 would have increased 6 percent over the first six months of last year. These earnings improvements reflected modest operating income growth and a slightly lower effective income tax rate. Net income was negatively effected by higher net interest expense, a decrease in the equity in earnings of Henkel-Ecolab and the negative impact of foreign currency translation. Currency translation negatively impacted diluted net income by $0.01 per share for both the second quarter and six months ended June 30, 2001.

    Sales of the company's United States Cleaning & Sanitizing operations were $402 million, an increase of 4 percent compared with sales of $388 million in the second quarter of last year. United States Cleaning & Sanitizing sales were $801 million for the first six months of 2001, up 7 percent over net sales of $749 million in the comparable period of last year. Sales benefited from good growth in sales of Institutional and Vehicle Care operations. Sales reflected benefits from sales of new products, cross-selling, aggressive sales efforts and increased promotions. Business acquisitions accounted for approximately 1 percentage point of the growth in U.S. Cleaning & Sanitizing sales for the second quarter and approximately 2 percentage points for the first six months of 2001. Selling price increases during the second quarter and first six months of 2001 were not significant. Sales of the company's Institutional division increased 5 percent for the second quarter and 8 percent for the first six months of 2001. Excluding last year's acquisition of Facilitec, Institutional's sales increased 3 percent for the second quarter and 6 percent for the first six months of 2001. Institutional's results included good growth in its housekeeping and specialty programs and its warewashing business, which were partially offset by the strong first quarter distributor sales promotions, as well as the

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—Second Quarter and Six Months Ended June 30, 2001 (Continued)

weaker demand in the lodging and restaurant markets during the second quarter. Kay's U.S. operations reported sales growth of 2 percent for the second quarter and 10 percent for the six-month period. Excluding the acquisition of SSDC in February 2000, Kay's sales increased 4 percent for the six-month period. Kay's sales increases reflect strong growth in its food retail services business which was able to offset the softness in sales to its core quickservice customers. Textile Care sales decreased 2 percent for the second quarter and 4 percent for the first six months of 2001. Textile Care sales continued to reflect the division's emphasis on profit improvement primarily through the discontinuation of low margin business. Sales of Professional Products operations increased 3 percent for the second quarter and 9 percent for the six-month period. The sales increase was driven by good growth in its janitorial and healthcare businesses, which were partially offset by a decline in the government and private label business. Professional Products' sales also continue to be driven by significant new long-term supply agreements in its janitorial business. Water Care sales increased 2 percent for the second quarter and 3 percent for the six-month period with strong growth in sales to the food and beverage and hospitality markets. The company's Food & Beverage operations reported a sales decrease of 2 percent for the second quarter and an increase of 3 percent for six-month period due to challenging market conditions in the food and beverage processing markets, as well as the dairy market. Weather also hurt the food processing market because it affected the vegetable packing season. Vehicle Care sales increased 10 percent for the second quarter and 12 percent for the first six months of 2001. The increase is primarily from new business with major oil companies.

    Sales of the company's United States Other Services operations totaled $69 million for the second quarter of 2001, an increase of 12 percent over net sales of $62 million in the second quarter of last year. United States Other Services sales were $132 million for the first six months of 2001, an increase of 13 percent over net sales of $116 million in the comparable period of last year. Excluding acquisitions and divestitures, sales grew 9 percent for both the quarter and six months ended June 30, 2001. Pest Elimination sales increased 10 percent for both the second quarter and six-month period of 2001 with solid growth in most areas of their business. GCS Service sales increased 44 percent for the second quarter and 46 percent for the first six months of 2001. Excluding the effects of acquisitions, GCS sales increased 8 percent for both the second quarter and six-month period primarily due to new corporate accounts. In the fourth quarter of 2000, the company sold its Jackson dishmachine manufacturing business.

    Management rate sales for the company's International Cleaning & Sanitizing operations were $130 million for the second quarter of 2001, an increase of 14 percent over sales of $115 million in the comparable quarter of last year. For the first six months of 2001, sales increased 15 percent to $252 million from $218 million during the comparable period last year. Excluding the effects of acquisitions, sales increased 8 percent for both the second quarter and six-month period. Sales in the Asia Pacific region increased

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—Second Quarter and Six Months Ended June 30, 2001 (Continued)

13 percent over the comparable quarter and six-month period of last year. Japan, New Zealand and East Asia all had double-digit sales increases for the quarter. Excluding acquisitions, Asia Pacific sales increased 9 percent for the second quarter and 10 percent for the six-month period. Latin America sales rose 11 percent for the second quarter and 16 percent for the six-month period with good results in Brazil, Venezuela and Mexico. Excluding acquisitions, Latin America sales increased 10 percent for the second quarter and 8 percent for the six-month period. Sales in Canada increased 3 percent for the second quarter of 2001 and 5 percent for the six-month period with good growth in sales to the food and beverage market. Africa/Export sales increased 73 percent for the second quarter and 66 percent for the six-month period. Excluding acquisitions for Africa/Export, sales increased 2 percent for the quarter and 1 percent for the six months ended June 30, 2001.

    Operating income of the company's United States Cleaning & Sanitizing operations was $62 million for the second quarter of 2001, an increase of 2 percent over operating income of $61 million in the second quarter of last year. For the first six months of 2001, operating income was $123 million, an increase of 7 percent over operating income of $115 million in the comparable period of last year. Operating income margins declined slightly from 15.6 percent of net sales in the second quarter of last year to 15.4 percent in the second quarter of 2001 and remained at 15.3 percent of net sales for the six-month period. Excluding acquisitions, operating income of United States Cleaning & Sanitizing increased 3 percent for the second quarter and increased 7 percent for the six-month period. Operating income margins benefited from sales growth, improvements in the efficiency of the sales and service force and tighter cost controls but were offset by weak volume growth, a poor economic environment, and a slowdown in the hospitality market.

    Second quarter 2001 operating income of United States Other Services was $8 million, an increase of 15 percent over the second quarter of last year. For the six-month period, operating income was $14 million, an increase of 10 percent over the comparable period last year. Excluding acquisitions and the Jackson business, which was sold in the fourth quarter of 2000, operating income increased 23 percent over the comparable quarter of last year and 18 percent for the six-month period. Pest Elimination had solid profit growth and GCS is showing income improvement due to a focus on operational efficiencies. The operating income margin for United States Other Services increased to 11.8 percent of net sales from 11.6 percent in the second quarter of last year and decreased to 10.5 percent of net sales from 10.8 percent for the six-month period of last year. Excluding the GCS acquisitions and the Jackson operation which was sold in November 2000, the operating income margin for United States Other Services increased to 12.7 percent of net sales from 11.3 percent in the second quarter of last year and increased to 11.3 percent of net sales from 10.5 percent for the six-month period.

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—Second Quarter and Six Months Ended June 30, 2001 (Continued)

    Operating income of International Cleaning & Sanitizing operations was $12 million for the second quarter of 2001 and increased 9 percent over operating income of $11 million in the second quarter of last year. For the first six months of 2001, operating income was $24 million and increased 18 percent over operating income of $21 million in the comparable period of last year. The operating income margin decreased to 9.3 percent of net sales in the second quarter of 2001 from 9.7 percent in the comparable period of last year. This decrease is primarily due to higher levels of lower margin sales in Asia Pacific. For the first six months of 2001, the operating income margin increased to 9.7 percent of net sales from 9.5 percent in the comparable period of last year. Significant operating income growth and margin improvement in Latin America and Africa/Export contributed to this increase. Asia Pacific had good operating income growth but margins decreased slightly.

    Corporate net operating expense was $0.9 million for the second quarter of 2001 as compared to $1.2 million for the comparable quarter last year. For the six-month period, corporate operating expense was $2.1 million as compared to corporate operating income of $1.4 million for the comparable period last year. Corporate operations, which normally represents only overhead costs directly related to Henkel-Ecolab, also included $192,000 of income in the second quarter of 2001 related to a reversal of the originally estimated restructuring liability. In the first six months of 2000, corporate income (expense) also included the recognition of $4.1 million of pre-tax income related to net reductions in probable losses related to certain environmental matters.

    Net interest expense totaled $6.8 million in the second quarter of 2001, an increase of 30 percent over net interest expense of $5.2 million in the second quarter of 2000. For the six-month period, interest expense was $13.5 million, an increase of 27 percent over net interest expense of $10.6 million in the six-month period of 2000. This increase is primarily due to higher debt levels resulting from the company's share repurchase program and from business acquisitions.

    The provision for income taxes for the second quarter of 2001 reflected an estimated annual effective income tax rate of 40.5 percent, down from the second quarter of 2000 estimated annual effective rate of 41.0 percent. This decrease was principally due to lower anticipated overall effective tax rates on earnings of international operations for 2001 due primarily to the mix of taxable income between countries.

    For the second quarter of 2001, the company's equity in earnings of Henkel-Ecolab was $4.5 million, a decrease of 12 percent from equity in earnings of $5.1 million in the second quarter of last year. For the six-month period, the company's equity in earnings of Henkel-Ecolab was $6.8 million, a decrease of 14 percent from equity in earnings of $8.0 million last year. Earnings of Henkel-Ecolab reflected slower sales volumes driven by a slowing economy and increasing energy and other costs, which were partially offset by price increases. Ecolab's equity in earnings was also unfavorably effected by the weaker European currencies. Henkel-Ecolab sales, although

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations—Second Quarter and Six Months Ended June 30, 2001 (Continued)

not consolidated, increased 5 percent for the second quarter of 2001 when measured in euros and 4 percent for the first six months of 2001. Sales reflected the impact of Europe's slowing economy and food concerns, reduced orders from distributors as they lower inventory levels, and the effects of the Turkish lira devaluation.

Financial Position and Liquidity

    Total assets were $1.778 billion at June 30, 2001, an increase of 4 percent over total assets at year-end 2000. Accounts receivable have increased 11 percent since year-end 2000 and reflect a slightly higher days sales outstanding in receivables. The investment in Henkel-Ecolab has decreased since year-end 2000 primarily due to the payment of dividends and the effects of changes in currency. Other current liabilities have increased since year-end primarily due to an increase in accruals related to the higher distributor sales volumes in the second quarter of 2001.

    Total debt was $381 million at June 30, 2001, up from total debt of $371 million at year-end 2000. This increase in total debt was principally due to share repurchases and business acquisitions. At December 31, 2000, the company had $145.8 million of commercial paper borrowings that were classified as long-term debt. In January 2001, the company refinanced the commercial paper borrowings through the issuance of $150 million of 6.875 percent notes, due in 2011. The ratio of total debt to capitalization was 32 percent at June 30, 2001, compared with 33 percent at December 31, 2000.

    Cash provided by operating activities totaled $118 million, a decrease of 13 percent over $136 million for the first six months of last year. Operating cash flows for 2001 decreased primarily due to an increase in the level of working capital requirements over the prior period.

    The company reacquired 353,700 shares of its common stock during the first six months of 2001 under its authorized share repurchase program. Shares repurchased under that program are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans. Approximately 4.6 million shares remain available for repurchase under that program. The company also reacquired 11,099 shares related to the exercise of stock options and the vesting of stock awards during the first six months of 2001.

New Accounting Standards

    On June 29, 2001, the Financial Accounting Standards Board approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

    FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations. The most significant changes made by FAS 141 are: (1) requiring that the purchase method of accounting be used for all

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

New Accounting Standards (Continued)

business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

    FAS 142 supercedes APB 17, Intangible Assets. FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). The provisions of FAS 142 will be effective for fiscal year beginning after December 15, 2001. The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

    The company will adopt FAS 141 effective July 1, 2001 and FAS 142 effective January 1, 2002. These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information. The company is in the process of analyzing the impacts of FAS 141 and 142 on its results of operations and financial condition.

Business Outlook

    The company expects sales for both its wholly-owned domestic and international operations to increase modestly in the third quarter 2001 from the third quarter 2000, though the aggressive sales efforts taken in the second quarter may negatively impact sales growth for the third quarter and its related operating results. Institutional is expected to see the biggest impact of the second quarter sales efforts and may show only modest growth in the third quarter. Pest Elimination and GCS are expected to continue their improved sales trends, and the company also expects good sales gains from Kay, Professional Products, Vehicle Care and Water Care. While the company continues to expect good gains from its Latin American businesses, the company has noted a slowing in the region's economy, reflecting the energy problems in Brazil, the debt crisis in Argentina and the slowing U.S. economic trends. Asia Pacific is also expected to see good results even with the weak currencies and economies in that region because of an increasing awareness of food safety in that region. Equity in income of Henkel-Ecolab is expected to be negatively impacted by Europe's economy and food safety concerns, as well as the soft euro currency.

Forward-Looking Statements and Risk Factors

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the company which may include anticipated business or financial performance including business prospects and similar matters. Without limiting the foregoing, words or

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements and Risk Factors (Continued)

phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

    Forward-looking statements represent challenging goals for the company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties. The company cautions that undo reliance should not be placed on such forward-looking statements, which speak only as of the date made. In order to comply with the terms of the safe harbor, the company hereby identifies important factors, which could affect the company's financial performance and could cause the company's actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 11, 2001. At the meeting, 89.9% of the outstanding shares of the Company's voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class III Directors for a term ending at the annual meeting in 2004. The four persons nominated by the Company's Board of Directors received the following votes and were elected:
Name	For	Withheld
William L. Jews	113,765,601	937,583
Joel W. Johnson	113,769,326	933,858
Ulrich Lehner	112,992,639	1,710,545
Hugo Uyterhoeven	112,965,009	1,738,175

In addition, the terms of office of the following directors continued after the meeting: Class I Directors for a term ending in 2002—Stefan Hamelmann, James J. Howard, Jerry W. Levin and Robert L. Lumpkins; and Class II Directors for a term ending in 2003—Leslie S. Biller, Jerry A. Grundhofer, L. White Matthews, III and Allan L. Schuman.
The second proposal voted upon was to adopt the Company's 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (the "Plan"). The Plan was adopted as follows:
For	Against	Withheld
83,970,608	29,832,562	900,014

The third proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2001. The proposal was ratified as follows:
For	Against	Withheld
113,581,003	589,152	533,029
As to all proposals, there were no broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)	The following documents are filed as exhibits to this report:
	(10)	Agreement, dated as of May 18, 2001, between L. White Matthews, III and Ecolab Inc.
	(15)	Letter regarding unaudited interim financial information.
(b)	Reports on Form 8-K:
The Company filed on May 23, 2001, a Current Report on Form 8-K to furnish certain information pursuant to Regulation FD.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.
Date: August 7, 2001	By:	/s/ Steven L. Fritze

Steven L. Fritze Senior Vice President Finance and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10)	Agreement, dated as of May 18, 2001, between L. White Matthews, III and Ecolab Inc.	Filed herewith electronically
(15)	Letter regarding unaudited interim financial information	Filed herewith electronically

QuickLinks

PART I—FINANCIAL INFORMATION ECOLAB INC. CONSOLIDATED STATEMENT OF INCOME
ECOLAB INC. CONSOLIDATED STATEMENT OF INCOME
ECOLAB INC. CONSOLIDATED BALANCE SHEET
ECOLAB INC. CONSOLIDATED BALANCE SHEET (Continued)
ECOLAB INC. CONSOLIDATED STATEMENT OF CASH FLOWS
ECOLAB INC. CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
ECOLAB INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
ECOLAB INC. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE