Form 10-Q
period 2001-09-30
ECOLAB INC
filed 2001-11-09
CIK 31462

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No. 1-9328

ECOLAB INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

370 Wabasha Street N., St. Paul, Minnesota 55102 (Address of principal executive offices) (Zip Code)

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

Yes ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2001.

127,842,607 shares of common stock, par value $1.00 per share.

Table of Contents

PART I	FINANCIAL INFORMATION

	•	Consolidated Statement of Income

	•	Consolidated Balance Sheet

	•	Consolidated Statement of Cash Flows

	•	Notes to Consolidated Financial Statements

		-	1.	Consolidated Financial Statements

		-	2.	Selected Balance Sheet Information

		-	3.	Comprehensive Income

		-	4.	Financial Instruments

		-	5.	Restructuring Expenses

		-	6.	Business Acquisitions and Investments

		-	7.	Net Income Per Common Share

		-	8.	Operating Segments

		-	9.	Equity in Earnings of Henkel-Ecolab Inc.

		-	10.	New Accounting Standards

	•	Report of Independent Accounts

	•	Management's Discussion and Analysis of Financial Condition and Results of Operations

		-	Results of Operation

		-	Financial Position and Liquidity

		-	Forward-Looking Statements and Risk Factors

PART II.	OTHER INFORMATION

	•	Item 1.		Legal Proceedings

	•	Item 5.		Other Information

	•	Item 6.		Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended September 30
(amounts in thousands, except per share data)	2001	2000
	(unaudited)

Net sales	$616,231	$600,666

Cost of sales (including restructuring income of $427 in 2001)	280,748	266,951

Selling, general and administrative expenses	241,420	235,987

Restructuring (income) expenses – other	(53)	--

Operating income	94,116	97,728

Interest expense, net	7,010	6,528

Income before income taxes and equity in earnings of Henkel-Ecolab	87,106	91,200

Provision for income taxes	35,279	36,232

Equity in earnings of Henkel-Ecolab	5,434	5,370

Net income	$57,261	$60,338

Net income per common share
Basic	$0.45	$0.47
Diluted	$0.44	$0.46

Dividends declared per common share	$0.13	$0.12

Weighted-average common shares outstanding
Basic	127,675	127,112
Diluted	129,809	131,167

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended September 30
(amounts in thousands, except per share data)	2001	2000
	(unaudited)

Net sales	$1,792,946	$1,697,637

Cost of sales (including restructuring income of $427 in 2001)	820,794	762,817

Selling, general and administrative expenses	720,656	685,771

Restructuring (income) expenses - other	(245)	--

Operating income	251,741	249,049

Interest expense, net	20,494	17,130

Income before income taxes and equity in earnings of Henkel-Ecolab	231,247	231,919

Provision for income taxes	93,655	93,927

Equity in earnings of Henkel-Ecolab	12,276	13,367

Net income	$149,868	$151,359

Net income per common share
Basic	$1.18	$1.18
Diluted	$1.15	$1.14

Dividends declared per common share	$0.39	$0.36

Weighted-average common shares outstanding
Basic	127,323	128,134
Diluted	130,096	132,534

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED BALANCE SHEET

(amounts in thousands, except per share data)	September 30 2001	December 31 2000
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$89,845	$43,965

Accounts receivable, net	382,720	326,937

Inventories	171,700	168,220

Deferred income taxes	49,591	50,709

Other current assets	12,153	10,737

Total current assets	706,009	600,568

Property, plant and equipment, net	523,465	501,640

Investment in Henkel-Ecolab	204,073	199,642

Other assets, net	426,370	412,161

Total assets	$1,859,917	$1,714,011

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

Short-term debt	$133,143	$136,592

Accounts payable	136,136	146,428

Compensation and benefits	88,586	88,330

Other current liabilities	191,982	160,684

Total current liabilities	549,847	532,034

Long-term debt	246,706	234,377

Postretirement health care and pension benefits	127,418	117,790

Other liabilities	73,379	72,803

Shareholders' equity (common stock, par value $1.00 per share; net shares outstanding: September 30, 2001 – 127,831 December 31, 2000 - 127,161)	862,567	757,007

Total liabilities and shareholders' equity	$1,859,917	$1,714,011

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
(amounts in thousands)	2001	2000
	(unaudited)

OPERATING ACTIVITIES

Net income	$149,868	$151,359

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	97,464	88,360
Amortization	24,668	21,550
Deferred income taxes	2,209	(4,589)
Equity in earnings of Henkel-Ecolab	(12,276)	(13,367)
Henkel-Ecolab royalties and dividends	15,459	15,519
Other, net	(1,732)	(625)
Changes in operating assets and liabilities:
Accounts receivable	(59,491)	(51,303)
Inventories	(6,392)	(13,427)
Other assets	(25,393)	1,063
Accounts payable	(2,236)	12,156
Other liabilities	53,501	29,347

Cash provided by operating activities	235,649	236,043

INVESTING ACTIVITIES

Capital expenditures	(118,534)	(110,203)
Property disposals	1,894	343
Businesses acquired and investments in affiliates	(12,398)	(74,505)
Sale of Gibson businesses and assets	-	850
Other, net	(405)	-
Cash used for investing activities	(129,443)	(183,515)

FINANCING ACTIVITIES

Notes payable, net	(144,198)	125,012
Long-term debt borrowings	149,817	-
Long-term debt repayments	(1,672)	(8,983)
Reacquired shares	(31,852)	(143,295)
Cash dividends on common stock	(49,820)	(46,501)
Other, net, primarily exercise of stock options	17,247	17,169

Cash used for financing activities	(60,478)	(56,598)

Effect of exchange rate changes on cash	152	1,397

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,880	(2,673)

Cash and cash equivalents, beginning of period	43,965	47,748

Cash and cash equivalents, end of period	$89,845	$45,075

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The unaudited consolidated financial statements as of and for the third quarter and nine months ended September 30, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented. Except for the restructuring expense adjustments, these adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year.  The consolidated balance sheet data as of December 31, 2000 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company's Annual Report on Form 10-K for the year ended December 31, 2000.

With respect to the unaudited financial information of Ecolab, Inc. for the three and nine-month periods ended September 30, 2001 and 2000, included on this Form 10Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information.  Therefore, their separate report dated November 6, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.  Selected Balance Sheet Information

(thousands)	September 30 2001	December 31 2000
	(unaudited)
Inventories
Finished goods	$79,411	$74,392
Raw materials and parts	94,981	96,430
Excess of fifo cost over lifo cost	(2,692)	(2,602)
Total	$171,700	$168,220

Shareholders' equity
Common stock	$149,674	$148,170
Additional paid-in capital	316,670	283,587
Retained earnings	1,000,014	899,959
Deferred compensation, net	(4,397)	(7,895)
Accumulated other comprehensive loss	(89,009)	(89,075)
Treasury stock	(510,385)	(477,739)
Total	$862,567	$757,007

Accumulated other comprehensive loss as of September 30, 2001 consists of $744,000 of net unrealized losses on derivative instruments and $88,265,000 of cumulative foreign currency translation.  Accumulated other comprehensive loss as of December 31, 2000 consisted solely of cumulative foreign currency translation.

In January 2001, the company issued $150 million of 6.875 percent notes, due 2011.  The proceeds from this debt issuance of $148.7 million were used to repay outstanding commercial paper.  The related deferred financing costs and debt discount are being amortized into interest expense over the term of the debt.

During the second quarter of 2001, the company entered into a capital lease for approximately $10.4 million for machinery and equipment.

3.  Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(thousands)	2001	2000	2001	2000
	(unaudited )		(unaudited)
Net income	$57,261	$60,338	$149,868	$151,359

Foreign currency translation	10,386	(6,543)	810	(19,408)
Derivative instruments	(343)		(744)

Comprehensive income	$67,304	$53,795	$149,934	$131,951

4.  Financial Instruments

Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (FAS 133).  This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The company recorded a transition adjustment, which increased other comprehensive income by $47,000 upon adoption of FAS 133 on January 1, 2001.

The company does not hold derivative financial instruments of a speculative nature.  All of the company’s derivatives are recognized on the balance sheet at their fair value.  On the date that the company enters into a derivative contract, it designates the derivative as (1) a hedge of (a) the fair value of a recognized asset or liability or (b) an unrecognized firm commitment (a “fair value” hedge), (2) a hedge of (a) a forecasted transaction or (b) the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge); or (3) a foreign-currency fair-value or cash flow hedge (a “foreign currency” hedge). Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness (which represents the amount by which the changes in the fair value of the derivative exceed the variability in the cash flows of the forecasted transaction) is recorded in current-period earnings.  Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a foreign-currency hedge is recorded in either current-period earnings or other comprehensive income, depending on whether the hedging relationship satisfies the criteria for a fair-value or cash-flow hedge.

The company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions.  This process includes linking all derivatives that are designated as fair-value, cash flow or foreign-currency hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedging items and whether those derivatives may be expected to remain highly effective in future periods.  When it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, the company will discontinue hedge accounting prospectively.  It is the company’s policy, however, that derivative instruments to be used in hedging transactions must always be highly effective as a hedge.  As such, the company believes that on an ongoing basis its portfolio of derivative instruments will generally be highly effective as hedges.  Hedge ineffectiveness during the quarter and nine months ended September 30, 2001 was not significant.

The company has entered into foreign currency forward contracts to hedge specific foreign currency exposures related to intercompany debt, Henkel-Ecolab and subsidiary royalties, product purchases and firm commitments and other intercompany transactions.  The company uses these contracts to hedge against the effect that fluctuations in exchange rates may have on forecasted cash flows.  These contracts generally expire within one year and are considered either “fair value hedges” or “cash flow hedges” based upon the characteristics of the hedged item.

The company also periodically uses interest rate swaps to manage the risk generally associated with interest volatility on variable-rate debt.  The company has entered into an interest rate swap agreement which is effective November 2001 through November 2004 and has used this agreement to provide for a fixed rate of interest on the first 50 million of anticipated Australian dollar-denominated debt.  The company considers this to be a “cash flow hedge”.

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

The components of the restructuring charge and activity charged against the restructuring accrual through September 30, 2001 are as follows:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Initial expense and accrual	$2,938	$2,786	$1,413	$7,137
Cash payments	(175)		(123)	(298)
Non-cash charges		(2,786)		(2,786)
Restructuring liability, December 31, 2000	$2,763	$0	$1,290	$4,053
Cash payments	(231)		(224)	(455)
Restructuring liability, March 31, 2001	$2,532	$0	$1,066	$3,598
Cash payments	(1,359)		(248)	(1,607)
Revisions to prior estimates	(176)		(16)	(192)
Restructuring liability, June 30, 2001	$997	$0	$802	$1,799
Cash payments	(373)		(86)	(459)
Revisions to prior estimates	(53)	(427)		(480)
Non-cash charges		427		427
Restructuring liability, September 30, 2001	$571	$0	$716	$1,287

For the year ended December 31, 2000, restructuring expenses were shown separately on the consolidated statement of income, with a portion of the expenses classified as cost of sales. Remaining restructuring liabilities for employee termination benefits are included as a component of “compensation and benefits” in current liabilities and remaining restructuring liabilities for other costs are included as a component of “other current liabilities”.

Employee termination benefit expenses included 86 personnel reductions through voluntary and involuntary terminations primarily in the sales, marketing and corporate administrative functions of the company.  Cash payments for these benefits will be substantially completed during 2001.

Asset disposals include inventory and property, plant and equipment write-downs.  Estimated inventory write-downs in 2000 totaled $1,948,000 and reflected the discontinuance of product lines, which were not consistent with the company’s long-term strategies. During the third quarter of 2001, the company revised its original estimate of inventory write-downs due to better information related to the ultimate net realizable value.  As such, the company recorded restructuring income in the third quarter of 2001 in the amount of $427,000 as a component of cost of sales.  Property, plant and equipment write-downs of $638,000 reflected the closing of sales and administrative offices and changes to certain manufacturing and distribution operations.  There have been no subsequent changes to this amount.

Other restructuring expenses include lease termination and other facility exit costs related to the closing of sales and administrative offices.

6.  Business Acquisitions and Investments

In January 2001, Ecolab purchased a 25 percent equity interest in Randall International (Randall).  Randall is a privately-held manufacturer of luxury personal care items for the lodging and resort industry, and is being accounted for using the equity method.  Under certain circumstances, including the retirement of a key employee of Randall, Ecolab has the right to purchase the remaining 75 percent of Randall based upon its then fair market value.

In January 2001, Ecolab purchased an additional 23.5 percent interest in Ecolab S.A. located in Venezuela, from its local joint venture partner increasing the company’s ownership in Ecolab S.A. to 74.5 percent.  Ecolab also purchased two additional small businesses in the first quarter of 2001.

In July 2001, Ecolab purchased Microbiotecnica Saneamento Ltda., the leading provider of commercial pest elimination services in Brazil.  The business has been combined with Ecolab’s existing operations in Brazil and has become part of the company’s Latin America operations.  Annual sales of Microbiotecnica are approximately $3 million.

The total cash paid by the company for business acquisitions and investments in affiliates during the first nine months of 2001 was $12,398,000.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition.  Net sales and operating income of these businesses are not significant to the company’s consolidated results of operations, financial position and cash flows.

7.  Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(thousands, except per share)	2001	2000	2001	2000
	(unaudited )		(unaudited)
Net income	$57,261	$60,338	$149,868	$151,359

Weighted-average common shares outstanding
Basic	127,675	127,112	127,323	128,134
Effect of dilutive stock options and awards	2,134	4,055	2,773	4,400
Diluted	129,809	131,167	130,096	132,534

Net income per common share
Basic	$0.45	$0.47	$1.18	$1.18
Diluted	$0.44	$0.46	$1.15	$1.14

Restricted stock awards of approximately 236,000 and 326,000 shares were excluded from the company’s calculation of basic net income per share amounts for the third quarter and nine months ended September 30, 2001, respectively, and 456,000 and 542,000 shares were excluded from the company’s calculation for the third quarter and nine months ended September 30, 2000, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 3.9 million and 2.8 million shares for the third quarter and nine months ended September 30, 2001, respectively and 6.2 million shares for both the third quarter and nine months ended September 30, 2000, were not dilutive and, therefore, were not included in the computations of weighted-average diluted common shares outstanding.

8.  Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(thousands)	2001	2000	2001	2000
	(unaudited )		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$416,142	$407,521	$1,217,124	$1,156,351
Other Services	69,296	67,596	200,857	183,918
Total	485,438	475,117	1,417,981	1,340,269
International Cleaning & Sanitizing	137,710	121,096	389,229	339,140
Effect of foreign currency translation	(6,917)	4,453	(14,264)	18,228
Consolidated	$616,231	$600,666	$1,792,946	$1,697,637

Operating Income
United States
Cleaning & Sanitizing	$71,129	$76,091	$193,710	$190,651
Other Services	8,875	8,317	22,682	20,898
Total	80,004	84,408	216,392	211,549
International Cleaning & Sanitizing	15,802	13,444	40,261	34,211
Corporate income (expense) – net	(685)	(786)	(2,819)	625
Effect of foreign currency translation	(1,005)	662	(2,093)	2,664
Consolidated	$94,116	$97,728	$251,741	$249,049

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2001.

Corporate income (expense), which normally represents only overhead costs directly related to Henkel-Ecolab, also included $192,000 of income in the second quarter of 2001 and $480,000 of income in the third quarter of 2001 related to the reversal of the originally estimated restructuring liability.  In the nine months ended September 30, 2000, corporate income (expense) also includes the recognition of $4.1 million of income related to net reductions in probable losses related to certain environmental matters.

9.  Equity in Earnings of Henkel-Ecolab

Certain financial data of Henkel-Ecolab and the components of the company's equity in earnings of Henkel-Ecolab were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(thousands)	2001	2000	2001	2000
	(unaudited )		(unaudited)
Henkel-Ecolab

Net sales	$220,833	$220,689	$644,082	$655,516

Gross profit	120,872	125,197	357,050	369,341

Income before income taxes	21,757	21,886	51,531	58,735

Net income	$12,864	$12,819	$30,852	$33,411

Ecolab equity in earnings

Ecolab equity in net income	$6,432	$6,410	$15,426	$16,706

Ecolab royalty income from Henkel-Ecolab, net of income taxes	533	596	1,566	1,707

Amortization expense for the excess of cost over the underlying net assets of Henkel-Ecolab	(1,531)	(1,636)	(4,716)	(5,046)

Equity in earnings of Henkel-Ecolab	$5,434	$5,370	$12,276	$13,367

There were no intervening events or transactions related to Henkel-Ecolab or the company’s international subsidiaries between their August 31 quarter-ends and the company’s September 30 quarter-end that would have materially impacted the company’s consolidated results of operations or financial condition.

10.  New Accounting Standards

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved its proposed Statements of Financial Accounting Standards No. 141 (FAS 141), Business Combinations, and No. 142 (FAS 142), Goodwill and Other Intangible Assets.

FAS 141 supercedes Accounting Principles Board Opinion No. 16 (APB 16), Business Combinations.  The most significant changes made by FAS 141 are:  (1) requiring that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill.

FAS 142 supercedes APB 17, Intangible Assets.  FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting).  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001.

The most significant changes made by FAS 142 are (1) goodwill and indefinite lived intangible assets will no longer be amortized, (2) goodwill will be tested for impairment at least annually at the reporting unit level, (3) intangible assets deemed to have an indefinite life will be tested for impairment at least annually, and (4) the amortization period of intangible assets with finite lives will no longer be limited to forty years.

The company adopted FAS 141 effective July 1, 2001 and will adopt FAS 142 effective January 1, 2002.  These standards only permit prospective application of the new accounting; accordingly, the adoption of these standards will not affect previously reported financial information.  The company is in the process of analyzing the impact of FAS 142 on its results of operations and financial condition.

The FASB recently issued FAS No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  FAS 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  Upon initial recognition of a liability for an asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability.  FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

The FASB recently issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale.  Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.  Earlier application is encouraged.  Although the company has not completed its analysis of FAS 143 and FAS 144, it does not expect the impact to be significant.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 2001, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2001 and 2000, and of cash flows for the nine-month periods ended September 30, 2001 and 2000.  These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of income, of comprehensive income and shareholders' equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

October 18, 2001

ECOLAB INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding the company’s operating results, cash flows and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the company’s statement entitled “Forward-Looking Statements and Risk Factors” at the end of Part I of this report.  Additional risk factors may be described from time to time in the company’s filings with the Securities and Exchange Commission, as well as in applicable company news releases.

Results of Operations - Third Quarter and Nine Months Ended September 30, 2001

Consolidated net sales for the third quarter ended September 30, 2001 were $616 million, an increase of 3 percent over net sales of $601 million in the third quarter of last year.  For the first nine months of 2001, net sales increased 6 percent to $1.793 billion from $1.698 billion in the comparable period of 2000.  Businesses acquired in 2001 and the annualized effect of businesses acquired in 2000 accounted for approximately 1 percentage point of the growth in consolidated net sales in the third quarter and approximately 2 percentage points for the first nine months of 2001.  Changes in currency translation negatively impacted sales growth by 2 percentage points for both the quarter and nine months ended September 30, 2001. Sales reflected benefits from aggressive sales efforts, new account sales, new products, more programs to solve customer cleaning problems and  increased promotional activity.  These benefits were partially offset by a poor economic environment and a slowdown in the travel and hospitality markets following the September 11 terrorist attacks.

For the third quarter of 2001, the gross profit margin was 54.4 percent of net sales, down from last year’s third quarter gross profit margin of 55.6 percent.  For the nine-month periods, the gross profit margins were 54.2 percent in 2001 and 55.1 percent in 2000.  The decrease in gross profit margin reflected the fixed cost dollar impact of lower unit volume growth, unfavorable sales mix, currency effects and general cost increases.

Selling, general and administrative expenses were 39.2 percent of consolidated net sales for the third quarter of 2001, a decrease from 39.3 percent of net sales in the comparable quarter of last year.  For the nine-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 40.2 percent in 2001 from 40.4 percent in 2000. Adjusting for unusual items in the first nine months of 2000, which included $4.1 million of income related to favorable settlements on environmental claims and $1.7 million of bad debt expense related to uncollectible accounts receivable from AmeriServe, selling, general and administrative expenses would have been 40.5 percent of consolidated net sales in the first nine months of 2000.  This improvement in the selling, general and administrative expenses as a percent of sales primarily reflected the benefits of a tighter focus on discretionary costs.

During the fourth quarter of 2000, management approved various actions to improve the long-term efficiency and competitiveness of the company and to reduce costs.  These actions included personnel reductions, discontinuance of certain product lines, changes to certain manufacturing and distribution operations and the closing of selected sales and administrative offices.  As a result of these actions, the company recorded restructuring expenses totaling $7.1 million in the fourth quarter of 2000 ($4.3 million after tax, or $0.03 per diluted share).  Further details related to these restructuring expenses are located in Note 5 to consolidated financial statements under Part I of this report.

Net income totaled $57 million for the third quarter of 2001, a decrease of 5 percent from net income of $60 million in the third quarter of last year. Diluted net income per common share was $0.44 for the third quarter of 2001 and decreased 4 percent from diluted net income per share of $0.46 in the third quarter of last year.  For the first nine months of 2001, net income was $150 million and decreased 1 percent from net income of $151 million in the comparable period of last year.  Diluted net income per share increased 1 percent to $1.15 for the nine months ended September 30, 2001 from $1.14 for the first nine months of last year. The decrease in net income reflected the effects of the lower unit volume growth on earnings, higher net interest expense and the negative impact of foreign currency translation.  Currency translation negatively impacted diluted net income by $0.01 per share for the third quarter and by $0.02 per share for the nine months ended September 30, 2001.  Excluding last year’s unusual items related to settlements on environmental claims and uncollectible accounts receivable mentioned earlier, diluted net income per common share for the first nine months of 2001 would have increased 2 percent over the first nine months of last year.

Sales of the company’s United States Cleaning & Sanitizing operations were $416 million, an increase of 2 percent compared with sales of $408 million in the third quarter of last year.  United States Cleaning & Sanitizing sales were $1.217 billion for the first nine months of 2001, up 5 percent over net sales of $1.156 billion in the comparable period of last year.  Sales benefited from solid growth in sales of Kay operations and moderate growth in sales from Institutional operations.  Sales reflected benefits from new products and services, as well as aggressive sales efforts and programs. Business acquisitions accounted for approximately 1 percentage point of the growth in U.S. Cleaning & Sanitizing sales for both the third quarter and first nine months of 2001. Selling price increases during the third quarter and first nine months of 2001 were not significant. Sales of the company’s Institutional division increased 2 percent for the third quarter and 6 percent for the first nine months of 2001.  Excluding last year’s acquisition of Facilitec, Institutional’s sales increased 1 percent for the third quarter and 4 percent for the first nine months of 2001.  Institutional’s results included good growth in both the Ecotemp and housekeeping businesses, which were partially offset by the continuing slow down in the economy and the weaker demand in the lodging and restaurant markets due to the events of September 11, 2001.  Kay’s U.S. operations reported sales growth of 8 percent for the third quarter and 9 percent for the nine-month period.  Excluding the acquisition of SSDC in February 2000, Kay’s sales increased 6 percent for the nine-month period.  Kay’s sales increases reflect strong growth in its food retail services business. Textile Care sales decreased 2 percent for the third quarter and 3 percent for the first nine months of 2001.  Textile Care has seen improvements in sales retention, however, the overall market remains flat.  Professional Products sales were flat for the third quarter when compared to the comparable period last year and increased 6 percent for the nine-month period.  The sales increase for the nine-month period was driven by growth in its janitorial business and an improving trend in the government/bid business, which were partially offset by a decrease in the specialty private-label business. Year to date, Professional Products’ sales also have been positively impacted by the long-term supply agreements in its janitorial business.  Water Care sales increased 9 percent for the third quarter and 5 percent for the nine-month period with strong growth in sales to the food and beverage and hospitality markets.  The company’s Food & Beverage operations reported a sales decrease of 1 percent for the third quarter and an increase of 2 percent for nine-month period due to slow growth, consolidation, contraction and competition in the dairy, meat and poultry markets.  Vehicle Care sales increased 7 percent for the third quarter and 10 percent for the first nine months of 2001.  The increase is primarily from new products and additional business with major oil companies.

Sales of the company’s United States Other Services operations totaled $69 million for the third quarter of 2001, an increase of 3 percent over net sales of $68 million in the third quarter of last year.  United States Other Services sales were $201 million for the first nine months of 2001, an increase of 9 percent over net sales of $184 million in the comparable period of last year.  Excluding acquisitions and divestitures, sales grew 5 percent for the third quarter and 8 percent for the nine months ended September 30, 2001.  Pest Elimination reported sales growth of 7 percent for the third quarter and 9 percent for the nine-month period of 2001 with solid growth in most areas of their business, slightly offset by  the slowdown in the lodging industry. GCS Service sales increased 14 percent for the third quarter and 34 percent for the first nine months of 2001.  Excluding the effects of acquisitions, GCS sales increased 2 percent for the third quarter and 6 percent for the nine-month period primarily due to new corporate accounts.  In the fourth quarter of 2000, the company sold its Jackson dishmachine manufacturing business.

Management rate sales for the company’s International Cleaning & Sanitizing operations were $138 million for the third quarter of 2001, an increase of 14 percent over sales of $121 million in the comparable quarter of last year.  For the first nine months of 2001, sales increased 15 percent to $389 million from $339 million during the comparable period last year.  Excluding the effects of acquisitions, sales increased 9 percent for the third quarter and 8 percent for the nine-month period.  Sales in the Asia Pacific region increased 8 percent for the third quarter and 11 percent for the nine-month period.  Japan, New Zealand, and East Asia all had strong sales increases for the quarter. Excluding acquisitions, Asia Pacific sales increased 8 percent for the third quarter and 9 percent for the nine-month period.  Latin America sales rose 11 percent for the third quarter and 14 percent for the nine-month period with good results in almost all countries.  Excluding acquisitions, Latin America sales increased 9 percent for the third quarter and 8 percent for the nine-month period. Sales in Canada increased 13 percent for the third quarter of 2001 and 8 percent for the nine-month period with continued growth in sales to the institutional and food and beverage markets. Africa/Export sales increased 74 percent for the third quarter and 69 percent for the nine-month period.  Excluding the September 2000 Israel acquisition for Africa/Export, sales increased 7 percent for the quarter and 3 percent for the nine months ended September 30, 2001.

Operating income of the company’s United States Cleaning & Sanitizing operations was $71 million for the third quarter of 2001, a decrease of 7 percent from operating income of $76 million in the third quarter of last year.  For the first nine months of 2001, operating income was $194 million, an increase of 2 percent over operating income of $191 million in the comparable period of last year.  Operating income margins declined from 18.7 percent of net sales in the third quarter of last year to 17.1 percent in the third quarter of 2001 and declined from 16.5 percent of net sales for the nine-month period of last year to 15.9 percent for the comparable period this year. Operating income margins declined due to lower unit volume sales growth, unfavorable sales mix and general cost increases.

Third quarter 2001 operating income of United States Other Services was $9 million, an increase of 7 percent over operating income of $8 million in the third quarter of last year.  For the nine-month period, operating income was $23 million, an increase of 9 percent over operating income of $21 million in the comparable period last year.  Excluding acquisitions and the Jackson business, which was sold in the fourth quarter of 2000, operating income increased 12 percent over the comparable quarter of last year and 16 percent for the nine-month period.  Pest Elimination continued to show good profit growth and GCS continued its income improvement due to a focus on operational efficiencies.  The operating income margin for United States Other Services increased to 12.8 percent of net sales from 12.3 percent in the third quarter of last year and decreased slightly to 11.3 percent of net sales from 11.4 percent for the nine-month period of last year.  Excluding the GCS acquisitions and the Jackson operation, the operating income margin for United States Other Services increased to 13.2 percent of net sales from 12.4 percent in the third quarter of last year and increased to 12.0 percent of net sales from 11.2 percent for the nine-month period.

Operating income of International Cleaning & Sanitizing operations was $16 million for the third quarter of 2001 and increased 18 percent over operating income of $13 million in the third quarter of last year.  For the first nine months of 2001, operating income was $40 million and increased 18 percent over operating income of $34 million in the comparable period of last year.  The operating income margin increased to 11.5 percent of net sales in the third quarter of 2001 from 11.1 percent in the comparable period of last year.  For the first nine months of 2001, the operating income margin increased to 10.3 percent of net sales from 10.1 percent in the comparable period of last year.  An increase in sales and significant operating income growth and margin improvement in Latin America and Canada during the quarter contributed to this increase.

Corporate net operating expense was $0.7 million for the third quarter of 2001 as compared to $0.8 million for the comparable quarter last year.  For the nine-month period, corporate operating expense was $2.8 million as compared to corporate operating income of $0.6 million for the comparable period last year.  Corporate operations, which normally represents only overhead costs directly related to Henkel-Ecolab, also included $480,000 of income in the third quarter of 2001 and $672,000 for the nine-month period related to a reversal of the originally estimated restructuring liability.  In the first nine months of 2000, corporate income (expense) also included the recognition of $4.1 million of pre-tax income related to net reductions in probable losses related to certain environmental matters.

Net interest expense totaled $7.0 million in the third quarter of 2001, an increase of 7 percent over net interest expense of $6.5 million in the third quarter of 2000.  For the nine-month period, interest expense was $20.5 million, an increase of 20 percent over net interest expense of $17.1 million in the nine-month period of 2000.  This increase is primarily due to higher debt levels resulting from the company’s share repurchase program and from business acquisitions.

The provision for income taxes for the nine months ended September 30, 2000 and 2001 reflected an effective income tax rate of 40.5 percent. Last year’s estimated effective rate was lowered in the third quarter of 2000 to 40.5 percent.  For this reason, the effective income tax rate was 39.7 percent for the third quarter of 2000 versus 40.5 percent for the third quarter of 2001.

For both the third quarter of 2001 and 2000, the company’s equity in earnings of Henkel-Ecolab was $5.4 million.  For the nine - month period, the company’s equity in earnings of Henkel-Ecolab was $12.3 million, a decrease of 8 percent from equity in earnings of $13.4 million last year. Earnings of Henkel-Ecolab were impacted by increasing costs, which were partially offset by price increases.  Ecolab’s equity in earnings was also unfavorably affected by the weaker European currencies.  Henkel-Ecolab sales, although not consolidated, increased 7 percent for the third quarter of 2001 when measured in euros and 5 percent for the first nine months of 2001.  Sales reflected the impact of Europe’s slowing economy and reduced orders from distributors as they lower inventory levels.

Financial Position and Liquidity

Total assets were $1.860 billion at September 30, 2001, an increase of 9 percent over total assets at year-end 2000.  Accounts receivable have increased 17 percent since year-end 2000 and reflect a slightly higher days sales outstanding in receivables.  The investment in Henkel-Ecolab has increased since year-end 2000 primarily due to the equity in earnings and the effects of changes in currency.  Other current liabilities have increased since year-end primarily due to an increase in accruals related to the higher distributor sales volumes in the third quarter of 2001.

Total debt was $380 million at September 30, 2001, up from total debt of  $371 million at year-end 2000.  This increase in total debt was principally due to share repurchases and business acquisitions.  At December 31, 2000, the company had $145.8 million of commercial paper borrowings that were classified as long-term debt.  In January 2001, the company refinanced the commercial paper borrowings through the issuance of $150 million of 6.875 percent notes, due in 2011.  The ratio of total debt to capitalization was 31 percent at September 30, 2001, compared with 33 percent at December 31, 2000.

Cash provided by operating activities totaled $236 million for both the first nine months 2001 and 2000.  Operating cash remained the same due to an increase in depreciation being offset by an increase in the level of working capital requirements over the prior period.

The company reacquired 621,700 shares of its common stock during the first nine months of 2001 under its authorized share repurchase program. Shares repurchased under that program are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.4 million shares remain available for repurchase under that program.  The company also reacquired 208,479 shares related to the use of stock by participants to pay the exercise price or required witholding taxes in connection with the exercise of stock options and the vesting of stock awards during the first nine months of 2001.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company, which may include anticipated business or financial performance including business prospects and similar matters.  Without limiting the foregoing, words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "we believe," "estimate," "project" (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward-looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for the company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties.  The company cautions that undo reliance should not be placed on such forward-looking statements, which speak only as of the date made.  In order to comply with the terms of the safe harbor, the company hereby identifies important factors, which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include: the vitality of the hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer consolidations; cost increases due to higher oil prices or availability of adequate and reasonably priced raw materials; the occurrence of capacity constraints, or the loss of a key supplier, which in either case limit the production of certain products; the effect of future acquisitions or divestitures or other corporate transactions, as well as our ability to achieve plans for past acquisitions, including difficulties in rationalizing acquired businesses and in realizing related cost savings and other benefits;  market or regulatory factors which could affect the company’s ability to reacquire shares; the costs and effects of complying with (i) the significant environmental laws and regulations which apply to the company’s operations and facilities, (ii) government regulations relating to the manufacture, storage, distribution and labeling of the company’s products, and (iii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, and the development of markets; the occurrence of (i) litigation or claims, (ii) the loss or insolvency of a major customer or distributor, (iii) natural or manmade disasters, (iv) the occurrence or lack of, significant political or military reaction to the terrorist attacks on September 11, 2001, or the occurrence of additional terrorist incidents, (v) severe weather conditions affecting the food service and the hospitality industry, and (vi) unanticipated issues related to the European conversion from national currencies to the euro; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Lubricant Litigation Update - Previous Status:  As previously reported in the Company's Annual Reports on Form 10-K, Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996.  The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever.  Diversey Lever requested damages for the infringement in a range of $3,000,000 to $5,000,000 and that damages be enhanced up to three times if willful infringement is found ("Original Damage Claim").

In 1998 the District Court found that the Company had infringed the two patents held by Diversey Lever, and in 1999 the Federal Court of Appeals affirmed and remanded the case back to the District Court for trial on the issue of damages on the Original Damage Claim.

In July 2000, Diversey Lever asserted an additional claim ("Additional Damage Claim") that the Company's patent infringement caused permanent loss to the value of Diversey Lever's business and sought additional damages, which amount was filed under seal. The Company filed a motion for summary judgment to strike the Additional Damage Claim.

New Development:  On September 27, 2001 the District Court granted the Company's motion for summary judgment to strike Diversey Lever's Additional Damage Claim.

A date for trial of Diversey Lever's Original Damage Claim has not been set.  The Company has accrued its best estimate of its potential liability related to this matter.

Item 5.    Other Information.

EquiServe Trust Company, N.A. has succeeded First Chicago Trust Company of New York as the Company's transfer agent and registrar, as rights agent under the Company's Rights Agreement dated February 24, 1996, as dividend disbursing agent and as administrator of the Company's dividend reinvestment plan.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           The following documents are filed as exhibits to this report:

(4)	Amendment, dated November 5, 2001 to the Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (1) of the Company's Form 8 A/A filed November 6, 2001.

(10)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.

(15)	Letter regarding unaudited interim financial information.

(b)           Reports on Form 8-K:

                No reports on Form 8-K were filed during the quarter ended September 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 9, 2001	By:	/s/ S.L. Fritze
Steven L. Fritze
Senior Vice President, Finance and Controller (duly authorized officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(4)	Amendment, dated November 5, 2001, to the Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (1) of the Company's Form 8 A/A filed November 6, 2001.

(10)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically