Form 10-K405
period 2001-12-31
ECOLAB INC
filed 2002-03-08
CIK 31462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 1–9328

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

YES  ☒  NO  ☐

                Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

                Aggregate market value of voting stock held by non–affiliates of Registrant on February 28, 2002:  $5,958,585,675 (see Item 12, under Part III hereof).  The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding as of February 28, 2002:  128,585,276 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Portions of Registrant’s Annual Report to Stockholders for the year ended December 31, 2001 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I, II and IV.

2.                                       Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2002 and to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2001 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding future performance of the Company which include anticipated financial performance, business progress and expansion, business acquisitions, global economic conditions, liquidity requirements, the effect of new accounting pronouncements and one-time accounting charges and credits, and similar matters. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the Company may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for the Company.  As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties.  The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made.  In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.  These factors should be considered, together with any similar risk factors or other cautionary language which may be made in the section of this Report on Form 10-K containing the forward-looking statement.

Risks and uncertainties that may affect operating results and business performance include:  the vitality of the hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions and the Company’s ability to achieve plans for past acquisitions; the costs and effects of complying with laws and regulations relating to the environment and to the manufacture, storage, distribution and labeling of the Company’s products; changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, and currency movements including, in particular, the Company’s greater exposure to foreign currency risk due to the recent acquisition of Henkel-Ecolab, and changes in the capital markets affecting the Company’s ability to raise capital; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) natural or manmade disasters (including material acts of terrorism or hostilities which impact the Company’s markets) and (d) severe weather conditions affecting the food service and the hospitality industries; loss of, or changes in, executive management; the Company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company’s reports to the Securities and Exchange Commission.  In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that the Company’s earnings levels will meet investors’ expectations.

Item 1.  Business

Item 1(a) General Development of Business

Except where the context otherwise requires, the terms “Company” and “Ecolab,” as used herein, include Ecolab Inc. and its subsidiaries.  Ecolab Inc. was incorporated as a Delaware corporation in 1924.  The Company’s fiscal year is the calendar year ending December 31.

On November 30, 2001, the Company acquired the 50 percent of the Henkel-Ecolab joint venture (“Henkel-Ecolab”) which the Company did not own, from its joint venture partner, Henkel KGaA, Düsseldorf, Germany (“Henkel”) for a purchase price of 483,631,000 Euro (approximately $433,000,000 at November 30, 2001 exchange rates), subject to adjustment for post-closing adjustments and indemnity claims.  The Company and Henkel had jointly operated Henkel-Ecolab since July 1991.  The acquisition is referred to in this Item 1(a) as the “Transaction.”

Henkel-Ecolab provides cleaning and sanitizing systems and service solutions to hospitality, institutional and industrial customers throughout Europe.

Prior to the Transaction, the Company accounted for its interest in Henkel-Ecolab under the equity method of accounting.  As a result of the Transaction, the legal entities constituting Henkel-Ecolab became wholly-owned entities of the Company.  Following the Transaction, the assets, liabilities, revenues, expenses and cash flows of Henkel-Ecolab will be reflected in the Company’s consolidated financial statements as a part of the Company’s International Cleaning & Sanitizing reporting segment.

Financial statements of Henkel-Ecolab, in respect of certain periods prior to the November 30, 2001 date of the Transaction as listed under Item 14.I(3) of Part IV hereof, are included as a part of this Report and a review of Henkel-Ecolab financial performance is found under the heading “Henkel-Ecolab” contained in the Financial Discussion which is incorporated from the Annual Report into Item 7 hereof.

During 2001, the Company continued to make business acquisitions which broadened its product and service offerings in line with its “Circle the Customer — Circle the Globe” strategy.  In January 2001, Ecolab purchased a 25 percent equity interest in Randall International LLC (“Randall”).  Randall is a privately-held manufacturer of luxury personal care items for the lodging and resort industry.  Under certain circumstances, the Company has the right to purchase the remaining 75 percent of Randall based upon its then fair market value.

In July 2001, Ecolab purchased Microbiotecnica Saneamento Ltda., a leading provider of commercial pest elimination services in Brazil.

In October 2001, the Company expanded the geographic coverage of its GCS commercial kitchen equipment parts and repair business with the acquisition of Commercial Parts & Services, Inc., which provides customized maintenance and repair services for commercial kitchens with branches in Indiana, Kentucky, Tennessee and Mississippi.

Details of these acquisitions are found under the heading “Other Business Acquisitions and Divestitures” in Note 5, located on page 38 of the Annual Report and incorporated into Item 8 hereof.

In January 2002,  the Company acquired certain operations of Kleencare Hygiene located in the United Kingdom, France, Switzerland and the Netherlands.  These operations provide products, systems and services for the food and beverage industry.  This acquisition represents the Company’s first step to leverage and expand its new wholly-owned operations in Europe.  In January 2002, the Company also purchased Audits International, a Chicago, Illinois-based provider of food safety services in the United States.

Item 1(b) Financial Information About Operating Segments

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 15, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business

General:  The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets.  The Company provides cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quick-service (fast food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry.  A strong commitment to customer support is a distinguishing characteristic of the Company.  Additional information on the Company’s business philosophy is found below under the heading “Additional Information — Competition” of this Item 1(c).

The following description of business is based upon the Company’s three reportable segments (“segments”) as reported in the Company’s consolidated financial statements.  However, the Company pursues a “Circle the Customer — Circle the Globe” strategy by providing products, systems and services which serve the Company’s customer base, and does so on a global basis to meet the needs of its customer’s various operations around the world.  Therefore, one customer may utilize the services of all three of the segments.  Thus, there is a degree of interdependence among the operating segments—particularly between the International Cleaning & Sanitizing and the United States Cleaning & Sanitizing businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of seven divisions which provide cleaning and sanitizing services to United States markets.

Institutional:  The Institutional Division is the Company’s largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on–premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry.  The Division also provides rooftop grease filter products and kitchen exhaust cleaning services for restaurants and other food service operations as well as pool and spa treatment programs for commercial and hospitality customers.  The Institutional Division also manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense the Company’s cleaners and sanitizers.  In addition, the Division markets primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States.

The Institutional Division sells its products and services primarily through Company–employed field sales-and-service personnel.  However, the Company, to a significant degree, also utilizes independent, third-party foodservice distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors and the Company provides the same service to accounts served by food distributors as to direct customers.

Kay:  The Kay Division (which consists of certain wholly-owned subsidiaries of the Company) supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast food restaurants but also other retail locations where “fast food” is prepared and served, such as convenience stores, airport and shopping center kiosks and other public venues typically serviced by national or regional restaurant chains.  Kay also sells cleaning and sanitizing products, to the food retail (i.e., grocery store) industry.  Kay’s products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools.  Products are sold under the “Kay” brand or the customer’s private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.  Kay’s customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

Kay employs a direct field sales force which primarily calls upon national and regional quick-service restaurant and food retail chains and franchisees, although the sales are made to distributors who supply the chain or franchisee’s units.

The Company believes that its Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick-service restaurant industry in the United States.  While Kay’s customer base has been growing, Kay’s business is largely dependent upon a limited number of major quick-service restaurant chains and franchisees.

Food & Beverage:  The Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products for human consumption.  The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The division also markets food irradiation services through an alliance with Ion Beam Applications (IBA).  The Food & Beverage Division also designs, engineers and installs CIP (“clean–in–place”) process control systems and facility cleaning systems for its customer base.  Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by the Company’s field sales personnel.  The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm and beverage processor industries in the United States.

Textile Care: The Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large institutional and commercial laundries.  Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries.  The Division also serves the shirt laundry market, typically comprised of smaller laundry units.  Products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company–employed sales force and, to a lesser extent, through independent, third-party distributors. The Division’s programs are designed to meet the customer’s need for exceptional cleaning, while extending the useful life of linen and reducing the customer’s overall operating cost.  Textile Care offerings complement the Institutional Division’s offerings to on-premise laundry facilities.

Professional Products:  The Professional Products Division provides a broad range of janitorial and infection prevention/health care offerings to the janitorial and medical markets in the United States. Its proprietary janitorial products (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily under the brand name “Airkem,” and proprietary infection prevention/health care products (skin care, disinfectants and instrument sterilants) are sold primarily under the “Huntington” brand name.  These products are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.

The Division also sells certain specialty chemical products which are manufactured for third parties. These offerings include the manufacture of a small line of private label products and house brand products for third parties.

Vehicle Care:  The Company’s Vehicle Care Division provides vehicle appearance products which include soaps, polishes, wheel and tire treatments and air fresheners.  Products are sold to vehicle rental, fleet and consumer car wash and detail operations.  Brand names utilized by the vehicle care division include Blue Coral®, Black Magic® and Rain-X®.

Water Care Services:  The Water Care Services Division supplements the Company’s “Circle the Customer - Circle the Globe” strategy by adding an offering which is critical to companies in the Company’s customer base—water treatment programs.  The Division provides water and wastewater treatment products, services and systems for commercial/institutional customers (full service hotels, cruise ships, hospitals, healthcare, commercial real estate, government, and commercial laundries), food and beverage customers (dairies, meat, poultry, food processing and beverage) and other light industry.  Water Care Services works closely with the Company’s Institutional, Textile Care and Food & Beverage divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat wastewater.

United States Other Services Segment

The “United States Other Services” segment is comprised of two business units:  Pest Elimination and GCS Service.  In general, both businesses provide service or equipment which can augment or extend the Company’s product offering to its business customers as a part of the “Circle the Customer” approach.

Pest Elimination:  The Pest Elimination Division provides services for the detection, elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick-service restaurant and grocery operations and other institutional and commercial customers.  These services are sold and performed by Company–employed sales and service personnel.

GCS Service:  GCS provides commercial kitchen parts and equipment repair services including parts distribution.  GCS offers both chain account customers of the Company and equipment manufacturers the benefits of working with a single equipment repair service provider with a nationally based capability.

International Cleaning & Sanitizing Segment

The Company conducts business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of China, Israel and Venezuela, through majority-owned joint ventures with local partners.  In other countries, selected products are sold by the Company’s export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of the Company’s overall revenues.  The largest International operations are located in Europe, Asia Pacific, Latin America and Canada with smaller operations in Africa.

In general, the businesses conducted internationally are similar to those conducted in the United States, although the Company customizes its products and services to meet unique local requirements.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses, are the largest businesses in international operations.  They are conducted in virtually all international locations, and compared to the United States, constitute a larger portion of the overall business.  Kay has sales in a number of International locations.  A significant portion of its international sales are to non-United States units of United States-based quick-service restaurant chains.  Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located independent, third-party distributors who serve these chains. The other businesses are conducted less extensively in international locations. However, in general, all of the businesses conducted in the United States are operated in Canada.

International businesses are subject to the usual risks of foreign operations including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of International operations has historically been lower than the profitability of businesses in the United States.  This has been attributable to lower International operating income margins caused by the difference in scale of International operations where operating locations are smaller in size as well as to the additional cost of operating in numerous and diverse foreign jurisdictions.  Proportionately larger investments in sales, administrative and technical personnel are also necessary in order to facilitate growth in International operations.

Additional Information

Competition:  The Company’s business units have two significant classes of competitors.  First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale.  Second, all of the Company’s business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-user segments.

The Company’s objective is to achieve a significant presence in each of its business markets.  In general, competition is based on service, product performance and price.  The Company believes it competes principally by providing superior value and differentiated products.  Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and dedication to customer satisfaction after the initial sale.  This is made possible, in part, by the Company’s significant on-going investment in training and technology development and by the Company’s standard practice of advising customers on means to lower operating costs and comply with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in the Company’s “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Sales and Service: Products, systems and services are primarily marketed in domestic and international markets by Company–trained sales and service personnel who also advise and assist customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs.  Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

Customers and Classes of Service:  The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although the Company has a diverse customer base and no customer or distributor constitutes ten percent or more of the Company’s consolidated revenues, the Company does have customers and independent, third-party distributors, the loss of which could have a negative effect on results of operations for the affected earnings periods.  No material part of the Company’s business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales.  Worldwide sales of warewashing products in 2001, 2000 and 1999 approximated 25, 26 and 27 percent, respectively, of the Company’s consolidated net sales.  In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers. Worldwide laundry sales in 2001, 2000 and 1999 approximated 11, 11 and 12 percent, respectively, of the Company’s consolidated net sales.

Patents and Trademarks:  The Company owns a number of patents and trademarks.  While the Company has an active program to protect its intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, Management does not believe that the Company’s overall business is materially dependent on any individual patent or trademark.

Seasonality:  Overall the Company’s business does not have a significant degree of seasonality.

Working Capital:  The Company has invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense the Company’s cleaning and sanitizing products.  The Company, otherwise, has no unusual working capital requirements.  The investment in merchandising equipment is discussed under the heading “Cash Flows” located on page 28 of the Annual Report and incorporated into Item 7 hereof.

Manufacturing and Distribution: The Company manufactures most of its products and related equipment in Company–owned manufacturing facilities.  Some are also produced for the Company by third-party contract manufacturers.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on the Company’s manufacturing facilities is located beginning at page 14 hereof under the heading “Properties.”

Deliveries to customers are made from the Company’s manufacturing plants and a network of distribution centers and public warehouses.  The Company uses common carriers, its own delivery vehicles and distributors.  Additional information on the Company’s plant and distribution facilities is located beginning at page 14 hereof under the heading “Properties.”

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

Research and Development:  The Company’s research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products.  Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology.  Substantially all of the Company’s principal products have been developed by its research, development and engineering personnel. At times, technology may be licensed from outside the Company to develop offerings.  Note 12, entitled “Research Expenditures” located on page 43 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations:  This discussion of Environmental and Regulatory Considerations should be read in light of the Forward-Looking Statements and Risk Factors discussion found under Part I at the beginning of this Report.  The Company’s businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health.  While the Company cooperates with governmental authorities and takes commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in the Company’s businesses.  Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean–up, fines and penalties if the Company were found in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls.  Additionally, although the Company is not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.  Environmental and regulatory matters most significant to the Company are discussed below.

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California.  To date, the Company has been able to comply with such legislative requirements and, in the case of phosphate regulation, has where necessary, developed products which contain no phosphorous or lower amounts of phosphorous. Such legislation has not had a material negative effect on the Company’s consolidated results of operations, financial condition or liquidity to date.

Pesticide Legislation:  Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides.  The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides.  The Company maintains approximately 400 product registrations with the United States Environmental Protection Agency (“EPA”).  Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay initial and on-going registration fees.  In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA.  However, California does have its own regulatory scheme and certain other states have regulatory schemes under consideration.  In addition, California imposes a tax on total pesticide sales in that State.  While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company’s financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years.  Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,200,000 in 2001.  Such costs will likely increase in 2002, but, based on the Company’s best information, not in amounts which are expected to significantly affect the Company’s consolidated results of operations, financial condition or liquidity.

In addition, the Company’s Pest Elimination Division applies restricted-use pesticides which it generally purchases from third parties.  That Division must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides.  Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations.  The Company has not experienced material difficulties in complying with these requirements.

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by the Company for controlling microbial growth on humans, animals, processed foods, and medical devices.   In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (FDA).   The FDA has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994 that may impose additional requirements and associated costs when finalized by FDA.  To date, such requirements have not had a material negative effect on the Company’s consolidated results of operations, financial condition or liquidity.

Other Environmental Legislation:  The Company’s manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances.  The primary federal statutes that apply to the Company’s activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”).  The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.  The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles.  To date, such expenditures have not had a significant adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.  The Company’s capital expenditures for environmental control projects incurred for 2001 were approximately $1,540,000 and approximately $1,560,000 has been budgeted for 2002.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), the Company is currently involved with waste disposal site clean–up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at approximately 18 sites in the United States.  Additionally, the Company has similar liability at four sites outside the United States.  In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site.  Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

Based on an analysis of the Company’s experience with such environmental proceedings, the Company’s estimated share of all hazardous materials deposited on the sites referred to in the preceding paragraph, and the Company’s estimate of the contribution to be made by other PRPs which the Company believes have the financial ability to pay their shares, the Company has accrued its best estimate of the Company’s probable future costs relating to such known sites.  Unasserted claims are not reflected in the accrual.   In establishing accruals, potential insurance reimbursements are not included.  The accrual is not discounted.  It is not feasible to predict when the amounts accrued will be paid due to the uncertainties inherent in the environmental remediation and associated regulatory processes.

During 2001, the Company’s net expenditures for contamination remediation were approximately $500,000.  The accrual at December 31, 2001 for probable future remediation expenditures was approximately $2,800,000.  The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company’s consolidated financial results in a future reporting period, the Company believes the ultimate resolution of these matters will not have a material effect on the Company’s results of operations, financial position or liquidity.  In addition, the Company has retained responsibility for certain sites where the Company’s former ChemLawn business is a PRP.  Currently there are five such locations and, at each, ChemLawn is a de minimis party.  Anticipated costs currently accrued for these matters were included in the Company’s loss from its discontinued ChemLawn operations in 1991.  The accrual remaining reflects management’s best estimate of probable future costs.

Number of Employees:  The Company currently has approximately 19,300 employees.

Item 1(d) Financial Information About Geographic Areas

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 15, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

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

Name	Age	Office	Positions Held Since Jan. 1, 1997

A. L. Schuman	67	Chairman of the Board President and Chief Executive Officer	March 2002 — Present

		Chairman of the Board and Chief Executive Officer	Jan. 2001 — Feb. 2002

Name	Age	Office	Positions Held Since Jan. 1, 1997
A. L. Schuman (con't)		Chairman of the Board, President and Chief Executive Officer	Jan. 2000 — Dec. 2000

		President and Chief Executive Officer	Jan. 1997 — Dec. 1999

D. M. Baker, Jr.	43	President — Institutional Sector	Mar. 2002 — Present

		Senior Vice President — Institutional Sector	Jan. 2001 — Feb. 2002

		Vice President and General Manager, Kay Chemical Company	Apr. 1998 — Dec. 2000

		Vice President — Sales and Marketing, Kay Chemical Company	Jan. 1997 — Mar. 1998

L. T. Bell	54	Senior Vice President — Law and General Counsel	Jan. 2001 — Present

		Vice President — Law and General Counsel	Jan. 1998 — Dec. 2000

		Vice President, Assistant General Counsel and Assistant Secretary	Jan. 1997 — Dec. 1997

S. L. Fritze	47	Senior Vice President and Chief Financial Officer	Mar. 2002 — Present

		Senior Vice President — Finance and Controller	May 2001 — Feb. 2002

		Vice President and Controller	Jul. 1999 — Apr. 2001

		Vice President and Treasurer	Jan. 1997 — Jun. 1999

D. D. Lewis	55	Senior Vice President — Human Resources	Jan. 2001 — Present

		Vice President — Human Resources	Jan. 1997 — Dec. 2000

Name	Age	Office	Positions Held Since Jan. 1, 1997
R. L. Marcantonio	52	President — Industrial and Service Sectors	Mar. 2002 — Present

		Executive Vice President — Industrial and Service Sectors	Jan. 2001 — Feb. 2002

		Executive Vice President — Industrial Group	Jan. 1999 — Dec. 2000

		Senior Vice President—Industrial	Mar. 1997 — Dec. 1998

M. Nisita	61	Senior Vice President — Global Operations	Jan. 1997 — Present

M. J. Schumacher	45	Senior Vice President and Chief Technical Officer	Jan. 2001 — Present

		Vice President and Chief Technical Officer	May 1999 — Dec. 2000

		Vice President — Marketing and New Business Development	May 1998 — Apr. 1999

		Vice President — Marketing	Jan. 1997 — Apr.1998

J. P. Spooner	55	President — International Sector	Mar. 2002 — Present

		Executive Vice President - International	Dec. 2001 — Feb. 2002

		Chief Executive Officer — Henkel — Ecolab	Jan. 2001 — Nov. 2001

		Executive Vice President — International Group	Jan. 1999 — Dec. 2000

		Senior Vice President — International	Jan. 1997 — Dec. 1998

Item 2.  Properties

The Company’s manufacturing facilities produce chemical products or equipment for all the Company’s businesses, although the Pest Elimination Division, GCS and the Facilitec businesses purchase most of their products and equipment from outside suppliers.  The Company’s chemical production process consists primarily of blending and packaging powders and liquids and casting solids.  The Company’s equipment manufacturing operations consist primarily of producing chemical product dispensers and ejectors and other mechanical equipment (South Beloit, Illinois) and dishwasher racks and related sundries (Elk Grove Village, Illinois).  The Company’s philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes.  Currently, most products sold by the Company are manufactured at Company facilities.

The following chart profiles the Company’s manufacturing facilities which are approximately 50,000 square feet or larger in size.

In general, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International Cleaning & Sanitizing” segment.  However, certain of the United States facilities do manufacture products for export and which are used by the International segment.  The facilities having export involvement are marked with an asterisk(*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Owned/Leased
UNITED STATES
*Joliet, IL	610,000	Solids, Liquids, Powders	Owned
Woodbridge, NJ	248,000	Liquids	Owned
*Garland, TX	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
*South Beloit, IL	219,000	Equipment	Owned
*Greensboro, NC	193,000	Liquids, Powders	Owned
Hebron, OH	192,000	Liquids	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA	141,000	Solids, Liquids	Owned
* Eagan, MN (pilot plant)	133,000	Solids, Liquids, Emulsions, Powders	Owned
City of Industry, CA	125,000	Liquids	Owned
*Elk Grove Village, IL	105,000	Equipment	Leased
*Huntington, IN	90,000	Liquids, Powders	Owned
Carrollton, TX	70,000	Liquids	Owned

INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids, Powders	Owned
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Melbourne, AUSTRALIA	130,000	Liquids, Powders	Owned

ECOLAB OPERATIONS PLANT PROFILES

Rozzano, ITALY	126,000	Liquids, Powders	Owned
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Botany, AUSTRALIA	97,000	Liquids, Powders	Owned
Toronto, CANADA	88,000	Liquids	Leased
Valby, DENMARK	70,000	Liquids, Powders	Owned
Cheadle (Manchester), UK	62,000	Liquids	Leased
Santiago, CHILE	60,000	Liquids, Powders	Leased
Shika, JAPAN	60,000	Liquids	Owned
Hamilton, NEW ZEALAND	58,000	Solids, Liquids, Powders	Owned
Revesby, AUSTRALIA	51,000	Liquids, Powders	Owned

Smaller United States manufacturing facilities operated by the Company are located in North Kansas City, Missouri (owned); Grand Forks, North Dakota (leased), Memphis, Tennessee (leased) and Baldwin Park, California (leased).   The Company also owns or leases smaller international manufacturing facilities in Argentina, Australia, Costa Rica, Fiji, Greece, Iceland, Indonesia, Japan, Kenya, Mexico, Netherlands, Papua New Guinea, People’s Republic of China, Philippines, Puerto Rico, Singapore, Slovenia, South Korea, Spain, Tanzania and Thailand.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company’s manufacturing plants also serve as distribution centers.  In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services.  In the United States, Company sales associates are located in approximately 65 leased offices. Additional sales offices are located internationally.

The Company’s corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota.  The main 19-story building was constructed to the Company’s specifications and is leased through 2008.   Thereafter, it is subject to multiple renewals at the Company’s option.  The second building is also subject to a long–term lease by the Company and the third building is owned.  The corporate headquarters includes a state–of–the–art training center.  The Company also owns a computer center in St. Paul and a research facility located in a suburb of St. Paul.

Item 3.  Legal Proceedings

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental Considerations.”

Lubricant Litigation Update - Previous Status:  As previously reported in the Company’s periodic reports, Diversey Lever, Inc. filed suit against the Company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996.  The suit alleges that two Company products, which lubricate plastic beverage bottles, infringe two patents held by Diversey Lever.  Diversey Lever requested damages for the infringement in a range of $3,000,000 to $5,000,000 and that damages be enhanced up to three times if willful infringement is found (“Original Damage Claim”).

In 1998 the District Court found that the Company had infringed the two patents held by Diversey Lever, and in 1999 the Federal Court of Appeals affirmed and remanded the case back to the District Court for trial on the issue of damages.

In July 2000, Diversey Lever asserted an additional claim that the Company’s patent infringement caused permanent loss to the value of Diversey Lever’s business and sought additional damages, which amount was filed under seal.  The Company filed a motion for summary judgment to strike the additional claim.  In September 2001 the District Court granted the Company’s motion for summary judgment to strike this additional claim.

A date for trial of Diversey Lever’s Original Damage Claim has not been set.  The Company has accrued its best estimate of its potential liability related to this matter.

Other Litigation:  The Company and certain of its subsidiaries are defendants in various other lawsuits and claims arising out of the normal course of business.  Accruals have been established reflecting management’s best estimate of probable future costs relating to such matters.

The estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 2001.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

Item 5(a) Market Information

The Company’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of the Company’s Common Stock on the consolidated transaction reporting system during 2001 and 2000 were as follows:

	2001		2000
Quarter	High	Low	High	Low
First	$44.19	$37.88	$40.75	$28.00
Second	$43.20	$36.35	$41.25	$34.94
Third	$42.00	$28.50	$40.00	$33.25
Fourth	$41.05	$34.20	$45.69	$34.06

The closing stock price on February 28, 2002 was $46.83.

Item 5(b) Holders

On February 28, 2002, the Company had 5,215 holders of Common Stock of record.

Item 5(c) Dividends

The Company has paid common stock dividends for 65 consecutive years.  Quarterly cash dividends of $0.12 per share were paid in January, April, July and October of 2000.  Dividends of $0.13 per share were paid in January, April, July and October 2001.

Item 6.  Selected Financial Data

The comparative data for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The material appearing under the heading entitled “Financial Discussion,” located on pages 20 through 49 of the Annual Report, is incorporated herein by reference.

Item 7(a) Quantitative and Qualitative Disclosures about Market Risk

The material appearing under the heading entitled “Market Risk,” located on page 29 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and material which are an integral part of the financial statements listed under Item 14.I(1). below and located on pages 30 through 49 of the Annual Report, are filed as a part of this Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The biographical material regarding directors and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located in the Proxy Statement appearing under the heading entitled “Election of Directors,” is incorporated herein by reference.  Information regarding executive officers is presented under the heading “Executive Officers of the Company” in Part I of this Report on pages 12 through 14 hereof.

Item 11.  Executive Compensation

The material appearing under the heading entitled “Executive Compensation” located in the Proxy Statement is incorporated herein by reference.  However, pursuant to Securities and Exchange Commission Regulation S-K, Item 402(a)(9), the material appearing under the headings entitled “Report of the Compensation Committee on Executive Compensation” and “Comparison of Five Year Cumulative Total Return” located in the Proxy Statement is not incorporated herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The material appearing under the headings entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” located in the Proxy Statement is incorporated herein by reference.  The holdings of Henkel KGaA and HC Investments, Inc. are subject to certain limitations with respect to the Company’s voting securities as more fully described in the Company’s Proxy Statement under the heading “Stockholder Agreement,” which is incorporated herein by reference.

A total of 636,260 shares of Common Stock held by the Company’s current directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company’s Common Stock on the cover page of this Report.  This total represents that portion of the shares reported as beneficially owned by directors and executive officers of the Company as of February 28, 2002, which are actually issued and outstanding.

Item 13.  Certain Relationships and Related Transactions

The material appearing under the headings entitled “Certain Transactions,” “Stockholder Agreement” and “Company Transactions” located in the Proxy Statement, as well as the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company and the biographical material pertaining to Messrs. Stefan Hamelmann, Jochen Krautter and Ulrich Lehner, both located in the Proxy Statement appearing under the heading “Election of Directors,” are incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

I(1).         The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

(i)                                     Consolidated Statement of Income for the years ended December 31, 2001, 2000 and 1999, Annual Report page 30.

(ii)           Consolidated Balance Sheet at December 31, 2001, 2000 and 1999, Annual Report page 31.

(iii)                               Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000 and 1999, Annual Report page 32.

(iv)                              Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999, Annual Report page 33.

(v)                                 Notes to Consolidated Financial Statements, Annual Report pages 34 through 48.

(vi)                              Report of Independent Accountants, Annual Report page 49.

I(2).                           The following financial statement schedule to the Company’s financial statements listed in Item 14.I(1). for the years ended December 31, 2001, 2000 and 1999 located on page 33 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 31 hereof, are filed as part of this Report.

(i)                                     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.  All significant majority–owned subsidiaries are included in the filed consolidated financial statements.

I(3).                           The following financial statements of the Henkel-Ecolab Joint Venture located on pages 34 to 57 hereof, are filed as part of this Report.

(i)                                     Report of Independent Accountants on the combined financial statements and financial statement schedule (referred to under I(4).(i)) — PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.

(ii)                                  Combined Statements of Income and Comprehensive Income for the years ended November 30, 2001, 2000 and 1999.

(iii)                               Combined Balance Sheets as of November 30, 2001 and 2000.

(iv)                              Combined Statements of Cash Flows for the years ended November 30, 2001, 2000 and 1999.

(v)                                 Combined Statements of Equity for the years ended November 30, 2001, 2000 and 1999.

(vi)                              Notes to Combined Financial Statements.

I(4).                           The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 14.I(3). for the years ended November 30, 2001, 2000 and 1999 located on page 58 hereof, and the Report of the Independent Accountants on page 34 hereof are filed as part of this Report.

(i)                                     Schedule - Valuation and Qualifying Accounts and Reserves for the years ended November 30, 2001, 2000 and 1999.

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

(3)A.                                     Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to the Company’s Current Report on Form 8-K dated October 22, 1997.

B.                                     By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(4)A.                                     Common Stock – see Exhibits (3)A and (3)B.

B.                                     Form of Common Stock Certificate - Incorporated by reference to Exhibit (4)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

C.                                     (i)                                     Rights Agreement dated as of February 24, 1996 – Incorporated by reference to Exhibit (4) of the Company’s Current Report on Form 8-K dated February 24, 1996.

(ii)                                  Amendment, dated November 5, 2001 to the Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (1) of the Company’s Form 8A/A filed November 6, 2001.

D.                                    Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001 - Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

E.                                      Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and Bank One, NA (formerly known as The First National Bank of Chicago) as Trustee - Incorporated by reference to

Exhibit (4)(A) of the Company’s Current Report on Form 8-K dated January 23, 2001.

F.                                      Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 - Incorporated by reference to Exhibit 4(B) of the Company’s Current Report on Form 8-K dated January 23, 2001.

G.                                     Form of 6.875% Note due February 2, 2011 - Incorporated by reference to Exhibit 4(c) of the Company’s Current Report on Form 8-K dated January 23, 2001.

H.                                    (i)                                     Trust Deed, dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between the Company and JPMorgan Chase Bank, London Branch.

(ii)                                  Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Notes due 2007 among the Company, JPMorgan Chase Bank, London Branch, J. P. Morgan Bank Luxembourg S.A.and others.

Copies of other constituent instruments defining the rights of holders of long–term debt of the Company and its subsidiaries are not filed herewith, pursuant to Section (b)(4)(iii) of Item 601 of Regulation S–K, because the aggregate amount of securities authorized under each of such instruments is less than 10% of the total assets of the Company and its subsidiaries on a consolidated basis.  The Company hereby agrees that it will, upon request by the Securities and Exchange Commission, furnish to the Commission a copy of each such instrument.

(10)A.                             (i)                                     Multicurrency Credit Agreement (“Credit Agreement”) dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among the Company, the financial institutions party thereto from time to time, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents - Incorporated by reference to Exhibit (10)A of the Company’s Current Report on Form 8-K dated January 23, 2001.

(ii)                                  Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997 - Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended September 30, 1997.

(iii)                               Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto — Incorporated by reference to Exhibit (4)B of the Company’s Form  10-Q for the quarter ended June 30, 1998.

B.                                     Credit Agreement (364 Day Facility) dated December 7, 2001, among the Company, the banks parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks - Incorporated by reference to Exhibit (99)B of  the Company’s Current Report on Form 8-K dated November 30, 2001.

C.                                     Ecolab Inc. 1977 Stock Incentive Plan, as Amended and Restated through May 12, 2000 - Incorporated by reference to Exhibit (10)A of the Company’s Form 10-Q  for the quarter ended June 30, 2000.

D.                                    Ecolab Inc. 1993 Stock Incentive Plan - Incorporated by reference to Exhibit (10)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

E.                                      (i)                                     Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000.

(ii)                                  Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan.  Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares — Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 1998.

F.                                      1988 Non–Employee Director Stock Option Plan as amended through February 23, 1991 - Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1990.

G.                                     (i)                                     1995 Non-Employee Director Stock Option Plan - Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1994.

ii)                                      Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000 - Incorporated by reference to Exhibit (10)E(ii) of the Company’s Form 10-K for the year ended December 31, 1999.

H.                                    Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.  Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2001.

I.                                         Form of Director Indemnification Agreement dated August 11, 1989 – Incorporated by reference to Exhibit (19)A of the Company’s Form 10-Q for the quarter ended September 30, 1989.  Substantially identical agreements are in effect as to each director of the Company.

J.                                        (i)                                     Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of the Company’s Form 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)                                  Amendment No. 1 to Ecolab Executive Death Benefits Plan — Incorporated by reference to Exhibit (10)H(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(iii)                               Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

K.                                    Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of the Company’s 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

L.                                      Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

M.                                 (i)                                     Ecolab Supplemental Executive Retirement Plan, as amended and restated effective July 1, 1994 - Incorporated by reference to Exhibit (10)M(i) of the Company’s 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)                                  First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)M(ii) of the Company’s 10-K Annual Report for the year ended December 31, 1994.

(iii)                               Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)M(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iv)                              Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)K(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)                                 Fourth Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective February 22, 2002.

N.                                    (i)            Ecolab Mirror Savings Plan, as amended and restated effective September 1, 1994 - Incorporated by  reference to Exhibit (10)N of the Company’s 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)                                  First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995 - Incorporated by reference to Exhibit (10)N(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iii)                               Second Declaration of Amendment to Ecolab Mirror Savings Plan effective January 1, 1997 - Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10–K Annual Report for the year ended December 31, 1996.

(iv)                              Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997 - Incorporated by reference to Exhibit (10)L(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)                                 Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998 - Incorporated by reference to Exhibit (10)L(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(vi)                              Fifth Declaration of Amendment to Ecolab Mirror Savings Plan, effective February 22, 2002.

O.                                    (i)                                     Ecolab Mirror Pension Plan effective July 1, 1994 - Incorporated by reference to Exhibit (10)O(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)                                  First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)O(ii) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(iii)                               Second Declaration to Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10–K Annual Report for the year ended December 31, 1995.

(iv)                              Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)M(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)                                 Fourth Declaration of Amendment to Ecolab Mirror Pension Plan, effective February 22, 2002.

P.                                      (i)                                     Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans - Incorporated by reference to Exhibit (10)N of the Company’s 10-K Annual Report for the year ended December 31, 1994.

(ii)                                Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1997 - Incorporated by reference to Exhibit (10)N(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(iii)                               First Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997 - Incorporated by reference to Exhibit (10)N(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(iv)                              Third Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1999 -Incorporated by reference to Exhibit (10)N(iv) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(v)                                 Fourth Declaration of Amendment to Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, effective February 22, 2002.

Q.                                    1999 Ecolab Inc. Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)O of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

R.                                     Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002.

S.                                      (i)                                     Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA - Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated July 16, 1991.

(ii)                                  Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA-Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2001.

(iii)                               Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA-Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

T.                                     Description of Ecolab Management Incentive Plan - Incorporated by reference to Exhibit (10)R of the Company’s Form 10-K for the year ended December 31, 2000.

U.                                    Hiring Letter of Bruno Deschamps - Incorporated by reference to Exhibit (10)T of the Company’s Form 10-K for the year ended December 31, 2000.

(13)                            Those portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2001 which are incorporated by reference into Parts I, II and IV hereof.

(21)                            List of Subsidiaries as of February 28, 2002.

(23)A.               Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 32 hereof is filed as a part hereof.

B.                                     Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirschaftsprüfungsgesellschaft.

(24)                            Powers of Attorney.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)C.	Ecolab Inc. 1977 Stock Incentive Plan.
(10)D.	Ecolab Inc. 1993 Stock Incentive Plan.
(10)E.	Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan.
(10)F.	1988 Non-Employee Director Stock Option Plan.
(10)G.	1995 Non-Employee Director Stock Option Plan.
(10)H.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.
(10)J.	Ecolab Executive Death Benefits Plan.
(10)K.	Ecolab Executive Long-Term Disability Plan.
(10)L.	Ecolab Executive Financial Counseling Plan.
(10)M.	Ecolab Supplemental Executive Retirement Plan.
(10)N.	Ecolab Mirror Savings Plan.
(10)O.	Ecolab Mirror Pension Plan.
(10)P.	The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.
(10)Q.	1999 Ecolab Inc. Management Performance Incentive Plan.
(10)R.	Ecolab Inc. Change in Control Severance Compensation Policy.
(10)T.	Ecolab Management Incentive Plan.
(10)U.	Hiring Letter of Bruno Deschamps.

III.           Reports on Form 8–K:

The Company filed two Current Reports on Form 8-K during the quarter ended December 31, 2001:  (i) a report dated November 23, 2001 to announce that Henkel KGaA elected to receive payment in cash for the previously announced sale to the Company of Henkel’s 50 percent interest in the Henkel-Ecolab joint venture; and (ii) a report dated November 30, 2001 to report the closing of the Henkel-Ecolab transaction - which report was amended on January 10, 2002 to file certain pro forma financial information pursuant to Item 7(b) of Form 8-K.  In addition, subsequent to the quarter ended December 31, 2001, the Company filed four additional reports:  (i) dated January 10, 2002 to announce that the Company plans to take certain restructuring and other cost savings actions; (ii) dated January 28, 2002 to revise the Company’s expected accounting treatment for a portion of its previously announced restructuring and other cost savings actions; (iii) dated February 7, 2002 to announce that it had closed on the placement of €300,000,000 aggregate principal amount of 5.375% Notes due 2007; and (iv) dated March 1, 2002 to report certain management changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2002.

ECOLAB INC. (Registrant)

By	/s/ Allan L. Schuman
Allan L. Schuman
President, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 8th day of March, 2002.

/s/ Allan L. Schuman	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer and Director)
Allan L. Schuman

/s/ Steven L. Fritze	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)
Steven L. Fritze

/s/ Kenneth A. Iverson	Directors
Kenneth A. Iverson
as attorney-in-fact for Les S. Biller, Stefan Hamelmann, Jerry A. Grundhofer, James J. Howard, William L. Jews, Joel W. Johnson, Jerry W. Levin, Ulrich Lehner, Robert L. Lumpkins and Hugo Uyterhoeven

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 14, 2002 appearing in the 2001 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 14, 2002

CONSENT OF PRICEWATERHOUSECOOPERS LLP

TO INCORPORATION BY REFERENCE

                We hereby consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S–8 (Registration Nos. 2–60010; 2–74944; 33–1664; 33-41828; 2–90702; 33–18202; 33–55986; 33-56101; 333-95043; 33–26241; 33–34000; 33-56151; 333-18627; 33–39228; 33-56125; 333-70835; 33–60266; 333-95041; 33-65364; 33-59431; 333-18617; 333-79449; 333-35519; 333-40239; 333-95037; 333-50969; 333-62183; and 333-58360) and Form S-3 (Registration No. 333-14771) of our report dated February 14, 2002 relating to the consolidated financial statements of Ecolab Inc. as of December 31, 2001, 2000 and 1999 and for the years then ended, which appears in the 2001 Annual Report to Shareholders of Ecolab Inc., which is incorporated by reference in this Annual Report on Form 10-K of Ecolab Inc.  We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 14, 2002 relating to the financial statement schedule of Ecolab Inc. as of December 31, 2001, 2000 and 1999 and for the years then ended, which also appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 8, 2002

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.

(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period

Allowance for Doubtful Accounts:

Year Ended December 31, 2001	$15,330	$10,941	$12,527	$(8,501)	$30,297

Year Ended December 31, 2000	$20,969	$8,792	$(236)	$(14,195)	$15,330

Year Ended December 31, 1999	$12,893	$14,385	$44	$(6,353)	$20,969

(A)      Included the effects of changes in currency translation and business acquisitions, including Henkel-Ecolab in 2001.

(B)        Uncollectible accounts charged off, net of recovery of accounts previously written off.

Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft	Moskauer Straße 19 40227 Düsseldorf Postfach 10 50 53 40041 Düsseldorf Tel.: +49 (211) 981-0 Fax: +49 (201) 981-1000 Ein Unternehmen der Gruppe PwC Deutsche Revision

Report of Independent Accountants

To the Board of Directors and Shareholders of Henkel-Ecolab:

In our opinion, the accompanying combined balance sheets and the related combined statements of income and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Henkel-Ecolab at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers GmbH

PricewaterhouseCoopers
Gesellschaft mit beschränkter Haftung
Wirtschaftsprüfungsgesellschaft
January 11, 2002

Geschäftsführer: WP RA StB Prof. Rolf Windmöller

Sitz: Frankfurt am Main  ·  Amtsgericht: Frankfurt am Main HRB 45604

PwC Deutsche Revision ist Mitglied von PricewaterhouseCoopers International, einer Company limited by guarantee registriert in England und Wales.

Henkel-Ecolab

Combined Statements of Income and Comprehensive Income

	Year ended November 30, 2001	Year ended November 30, 2000	Year ended November 30, 1999
	(Thousands EUR)
Net Sales	970,359	935,230	870,842
Cost of Sales	502,017	473,569	437,829
Selling, General and Administrative Expenses	384,972	365,867	346,849
Royalties to Parents	7,670	7,455	7,648

Operating Income	75,700	88,339	78,516
Other (Expense) Income, net	(604)	439	(1,934)

Income before Income Taxes	75,096	88,778	76,582
Provision for Income Taxes	30,406	37,587	33,300

Net Income	44,690	51,191	43,282

Other Comprehensive Income :
Foreign Currency Translation Adjustments	(752)	6,248	3,850
Minimum Pension Liability Adjustments	(5,122)	(90)	518
Income Tax (Expense) / Benefit Related to Minimum Pension Liability Adjustments	1,538	36	(233)

Other Comprehensive Income (Loss) net of Tax	(4,336)	6,194	4,135

Comprehensive Income	40,354	57,385	47,417

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Balance Sheets

	November 30,	November 30,
	2001	2000
	(Thousands EUR)
Assets

Cash and Cash Equivalents	3,866	7,068
Accounts Receivable, net	226,252	224,093
Accounts Receivable from Related Parties	7,733	8,831
Loans to Related Parties	—	6,039
Inventories	119,142	103,162
Prepaid Expenses and Other Current Assets	33,967	28,966
Deferred Taxes	4,853	6,965

Current Assets	395,813	385,124

Property, Plant and Equipment, net	100,086	96,818
Intangible and Other Assets, net	58,378	67,113
Deferred Taxes	12,382	9,359

Total Assets	566,659	558,414

Liabilities and Equity

Accounts Payable	63,916	67,958
Accounts Payable to Related Parties	11,700	10,838
Accrued Liabilities	119,366	117,975
Income Taxes Payable	26,089	35,626
Deferred Taxes	497	498
Current Portion of Long Term Debt	2,015	84
Short Term Debt	28,832	6,845
Current Portion of Employee Benefit Obligations	5,531	5,042

Current Liabilities	257,946	244,866

Contingent Liabilities

Employee Benefit Obligations, less Current Portion	75,804	69,107
Long Term Debt, less Current Maturities	—	2,017
Deferred Taxes	4,252	4,095

Combined Equity

Contributed Capital	86,785	85,906
Retained Earnings	148,347	154,562
Other Accumulated Comprehensive Income	(6,475)	(2,139)
	228,657	238,329

Total Liabilities and Equity	566,659	558,414

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Statements of Cash Flows

	Year ended November 30, 2001	Year ended November 30, 2000	Year ended November 30, 1999
	(Thousands EUR)

Net Income	44,690	51,191	43,282

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation and Amortization	46,442	43,998	44,833
Equity in Income of Affiliated Company	(1,213)	(895)	(292)
Provision for Doubtful Accounts	5,702	4,008	2,158
Gain on Sale of Property and Equipment	(173)	(254)	(629)
Deferred Income Taxes	667	1,594	(6,112)

Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(8,382)	(32,413)	(30,751)
(Increase) Decrease in Accounts Receivable from Related Parties	1,101	(3,102)	(37)
Increase in Inventories	(16,193)	(483)	(4,829)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,269)	16,939	13,181
Increase (Decrease) in Accounts Payable to Related Parties	1,037	2,566	(1,009)
Increase in Income Taxes Payable	2,403	4,695	13,446
Increase (Decrease) in Prepaid Expenses and Other Current Assets	(2,985)	(4,797)	1,537
Increase in Employee Benefit Obligations	1,635	1,882	5,085

Cash Provided by Operating Activities	71,462	84,929	79,863

Investing Activities
Expenditures for Property and Equipment	(42,951)	(42,023)	(41,240)
Expenditures for Intangible and Other Assets	(506)	(6,164)	(10,035)
Proceeds from Investment in Affiliated Company	774	516	292
Purchase of Businesses Net of Cash Acquired	--	--	(7,943)
Proceeds from Sale of Property and Equipment	2,524	7,633	8,109

Cash Used for Investing Activities	(40,159)	(40,038)	(50,817)

Financing Activities
Proceeds (Repayments) from Bank Debt, net	21,901	(17,741)	(1,174)
Proceeds from Capital Contribution, net	879	382	706
(Increase) Decrease in Loans to Related Parties	6,211	(1,024)	(1,436)
Dividends paid	(63,512)	(32,111)	(34,815)

Cash Used for Financing Activities	(34,521)	(50,494)	(36,719)

Effect of Exchange Rate Changes	16	6,634	3,293

Increase (Decrease) in Cash and Cash Equivalents	(3,202)	1,031	(4,380)

Cash and Cash Equivalents at Beginning of Period	7,068	6,037	10,417

Cash and Cash Equivalents at End of Period	3,866	7,068	6,037

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Statements of Equity

	Contributed	Retained	Cumulative	Cumulative
	Capital	Earnings	Foreign	Minimum	Total
			Currency	Pension
			Translation	Liability
			Adjustment	Adjustment
	(Thousands EUR)
Balance November 30, 1998	84,818	120,631	(12,087)	(381)	192,981

Net Income		43,282			43,282

Dividends		(34,090)			(34,090)

Contributions	706				706

Minimum Pension Liability				285	285

Translation Adjustment			3,850		3,850

Balance November 30, 1999	85,524	129,823	(8,237)	(96)	207,014
,
Net Income		51,191			51,191

Dividends		(26,452)			(26,452)

Contributions	382				382

Minimum Pension Liability				(54)	(54)

Translation Adjustment			6,248		6,248

Balance November 30, 2000	85,906	154,562	(1,989)	(150)	238,329

Net Income		44,690			44,690

Dividends		(50,905)			(50,905)

Contributions	879				879

Minimum Pension Liability				(3,584)	(3,584)

Translation Adjustment			(752)		(752)

Balance November 30, 2001	86,785	148,347	(2,741)	(3,734)	228,657

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

1. DESCRIPTION OF BUSINESS

Henkel-Ecolab (the “Company”) is a leading European company providing total cleaning and hygiene systems and service solutions to institutional and industrial companies. See Basis of Presentation within Note 2 of the combined financial statements. The Company’s offerings include detergents, sanitation cleaners, dosing and measuring equipment, cleaning machines, training and service. Customers include hotels and restaurants; food service, healthcare and educational facilities; commercial laundries; light industry; dairy plants and farms as well as food and beverage processors throughout Europe.

The Company was formed in 1991 by Henkel KGaA (Henkel) and Ecolab, Inc. (Ecolab) as a Company of their respective European institutional and industrial hygiene businesses. Under the terms of the Amended and Restated Company Agreement dated June 26, 1991 (Company Agreement), Henkel and Ecolab have joint control over the activities of the Company. The Company Agreement also provides that both partners will share an equal economic interest in the profits or losses of the Company. On December 1, 2001, Ecolab purchased Henkel´s share of the Company. See note 10 of the combined financial statements.

Acquisitions and Divestiture

Gibson Acquisition: In May 1999, the Company acquired certain assets of Gibson UK Limited for a cash price of approximately TEUR 8,226 from Ecolab. Gibson, located in Reading, England, provides warewashing and surface hygiene products and services for customers in the retail markets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of Gibson are included in the accompanying financial statements since the date of acquisition. The purchase price has been allocated to assets acquired and liabilities assumed based on their fair value at the date of acquisition. The excess of purchase price over the fair market value of net assets acquired of TEUR 9,028 has been allocated to goodwill and is being amortized over 15 years.

The Company made additional acquisitions during the fiscal years ended November 30, 2001, 2000 and 1999; the aggregate impact of which was immaterial to the combined financial statements.

Waldhausen Divestiture: In June 2000, the Company divested the assets of the Floordress textile and equipment production facility in Waldhausen, Germany in two separate but related transactions for a price equal to the net book value of approximately TEUR 2,249.  Inno Concept, the supplier of plastics to the plant, assumed responsibility of the textile and equipment production (including substantially all the employees and the current production building for textiles).  The Company also entered into a long-term supply agreement for textiles and equipment with Inno Concept.  Grupp, the metal supplier, purchased the equipment production building in a real-estate transaction.  As both transactions were for a price equal to the net book value, no gain or loss was recorded on the books for the sale of the assets related to Waldhausen.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements are presented on a combined basis in accordance with the generally accepted accounting principles in the United States of America. The Company is comprised of various entities. These entities have varying legal structures, including stock corporations, limited liability corporations and partnerships formed under the applicable laws in the jurisdictions in which the Company operates. These entities are owned beneficially by identical shareholders or their wholly- owned subsidiaries and are, therefore, considered entities under common control.  All significant intergroup or affiliated company accounts and transactions have been eliminated in combination. The Company’s fiscal year end has been designated as November 30.

Adoption of New Currency Reporting

Prior to 2001, the Company prepared and reported its combined financial statements in Deutsche Marks (“DM”). Beginning in 2001, the Company presented its combined financial statements in Euro (“EUR”). Accordingly figures for 2000 and 1999 are shown in EUR using the Official Fixed Exchange Rate of 1 EUR = DM 1,95583. Henkel-Ecolab’s 2000 and 1999 Euro combined financial statements depict the same trends as would have been presented if it had continued to present its Combined Financial Statements in Deutsche Marks. The Company’s Combined Financial Statements will however not be comparable to the Euro financial statements of other companies that previously reported their financial information in a currency other than Deutsche Marks.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from those estimates.

Cash and Cash Equivalents

Cash equivalents are highly liquid investments with a maturity of three months or less when purchased.

Inventories

Inventories are stated at the lower of cost or market with cost determined using the first-in first-out and average cost methods.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

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

Leasehold improvements are amortized on a straight-line basis over the lesser of the useful life of the asset or the remaining term of the associated lease. Betterments, renewals and repairs that extend the life of the asset are capitalized; other repairs and maintenance costs are expensed. The cost and accumulated depreciation/amortization applicable to the assets retired or disposed of are removed from the accounts and any gain or loss is reflected in income in the year of disposal.

Total depreciation expense for property, plant and equipment amounted to TEUR 37,766, TEUR 35,753 and TEUR 33,276 for the years ended November 30, 2001, 2000 and 1999, respectively.

Intangible Assets

Intangible assets primarily consist of goodwill, capitalized software, concessions and licenses. These assets are amortized on a straight-line basis over their estimated lives, periods from 3 to 15 years. Total amortization expense for all intangible assets amounted to TEUR 8,676, TEUR 8,245 and TEUR 11,557 for the years ended November 30, 2001, 2000, 1999, respectively.

The Company  capitalizes purchased software which is ready for service and development costs incurred during the application development stage. These costs are amortized using the straight-line method over a maximum of three to five years or the expected life of the product, whichever is less. The carrying value of capitalized software costs are regularly reviewed by the Company and a loss is recognized if the unamortized cost is in excess of the net realizable value.

Long-Lived Assets

The company periodically assesses the recoverability of long-lived and intangible assets based on anticipated future earnings and operating cash flows.

Revenue Recognition

The company recognizes revenue on product sales at the time title transfers to the customer.  The company records estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time of sale.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

Shipping and Handling Costs

In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company has reclassified certain warehousing and transportation expenses from Selling, General and Administrative expenses (“SG&A”) to Cost of Sales. Amounts reported for prior years have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on the Company’s results of operations or financial position.  Expenses reclassified from SG&A to Costs of Sales were TEUR 66,982, TEUR 62,205, and TEUR 55,535 for the years ended November 30, 2001, 2000, and 1999, respectively.  The effect of the reclassification was to reduce gross margin by approximately 6.5 percentage points in each year and reduce SG&A as a percent of sales by a comparable amount.

Advertising Costs

The Company expenses the costs of advertising in the period in which the costs are incurred. Advertising expenses were TEUR 21,696, TEUR 21,093 and TEUR 19,687 for the years ended November 30, 2001, 2000 and 1999, respectively.

Research expenditures

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, were approximately TEUR 20,000, TEUR 18,900 and TEUR 18,700 for the years ended November 30, 2001, 2000 and 1999, respectively.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. The Company will adopt SFAS No. 141 and SFAS No. 142 in the first quarter of fiscal 2002. Upon adoption, the Company will also perform the first of the required impairment tests of goodwill and indefinite-lived intangibles as of December 1, 2001. The Company has not yet determined what impact the adoption of these statements will have on its results of operations and financial position.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which the asset is placed in service. When the liability is initially recorded, entities capitalize the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, entities either settle the obligation for the recorded amount or incur a gain or loss upon settlement. This statement is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of.” The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business,” for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of the carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. As a result, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the adoption of this statement will have a material impact on its results of operations or financial position.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

3. BALANCE SHEET INFORMATION

	November 30, 2001 TEUR	November 30, 2000 TEUR
Accounts Receivable
Accounts Receivable, Trade	240.126	234.661
Allowance for Doubtful Accounts	(13.874)	(10.568)
	226.252	224.093

Inventories
Raw Materials	23.264	20.047
Work in Process	6.541	4.022
Finished Goods	89.337	79.093
	119.142	103.162

Property, Plant and Equipment, net
Land	2.308	2.341
Buildings and Improvements	39.045	38.197
Machinery and Equipment	88.852	85.174
Merchandising Equipment and Other	197.703	175.970
Construction in Progress	3.828	4.407
	331.736	306.089
Accumulated Depreciation and Amortization	(231.650)	(209.271)
	100.086	96.818

Intangible and Other Assets, net
Goodwill on Acquisitions prior to July 1,1991	10.707	10.707
Goodwill on Acquisitions after July 1,1991	55.690	55.182
Other Intangible Assets, including Capitalized Computer Software Costs	46.667	47.225
Additional Minimum Pension Liability	1.785	2.059
	114.849	115.173
Accumulated Amortization	(64.592)	(55.863)
Total Intangible Assets, net	50.257	59.310
Other Assets, net	8.121	7.803
	58.378	67.113

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

4. RELATED PARTY TRANSACTIONS

The Company has entered into various contractual arrangements, including those discussed in the following paragraphs, for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Company entities purchase institutional and industrial hygiene products (primarily finished goods inventories) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements allow these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Henkel also provides certain Company entities with elective services which include, but are not limited to, general administration, payroll administration, accounting and research and development. The costs of services are charged by Henkel on a monthly basis and may not reflect the costs which the Company would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Company. Related party purchases and fees incurred by the Company in consideration for these services totaled TEUR 92,155, TEUR 91,278 and TEUR 118,494 for the years ended November 30, 2001, 2000 and 1999, respectively.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for a royalty payment 1 % of third party net sales as defined. Royalty expense related to this technology transfer agreement amounted to TEUR 7,670, TEUR 7,455 and TEUR 7,648 for the years ended November 30, 2001, 2000 and 1999, respectively.  The royalty agreement terminated effective December 1, 2001 when Ecolab acquired the 50% of the Company owned by Henkel.

The Company has entered into agreements with Henkel under which the Company can both borrow from and lend to Henkel both on an overdraft basis and through short term loans of no more than 3 months. There is currently no maximum level of borrowing specified under these agreements. The interest rate basis for both arrangements is the Euro London Interbank Offering Rate (EURO-LIBOR). At November 30, 2001, the interest rates were 4.875 % for EURO overdrafts and 3.53 % for 3 month short term EURO loans. On overdrafts, approximately 50 basis points are paid to compensate Henkel for administration costs.  These agreements terminated effective December 1, 2001 when Ecolab acquired the 50% of the Company owned by Henkel.

At November 30, 2000 the Company had loans receivable from Henkel and its subsidiaries of TEUR 6,039. No loans remain outstanding as of November 30, 2001. The fair values of related party loans receivable and payable approximate book value.

The Company incurs and expenses certain costs on behalf of the parents which by their nature are not arm’s length. The Company charges the parents for these costs and has reflected the reimbursement of such costs, net of tax, in the amount of TEUR 879, TEUR 382 and TEUR 706 as contributed capital for the years ended November 30, 2001, 2000 and 1999, respectively.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

5. INCOME TAXES

The components of income before income taxes and the provision for income taxes for the years ended November 30, 2001, 2000 and 1999, respectively, are as follows:

	2001 TEUR	2000 TEUR	1999 TEUR

Income before income taxes
Domestic (Germany)	11.957	15.670	18.282
Foreign	63.139	73.108	58.300
Total	75.096	88.778	76.582

Income tax provision (benefit)
Current
Domestic (Germany)	5.281	9.862	11.787
Foreign	24.458	26.131	27.547
Total current	29.739	35.993	39.334

Deferred
Domestic (Germany)	(333)	1,511	(1,711)
Foreign	1.000	83	(4.323)
Total deferred	667	1.594	(6.034)

Total income tax provision	30.406	37.587	33.300

The components of the Company's overall net deferred tax asset at November 30:

	2000 TEUR	2000 TEUR

Deferred tax assets
Tax loss carry forwards	2.030	1.439
Accrued expenses	2.441	5.323
Inventory valuation reserves	1.355	1.973
Accounts receivable reserves	2.943	1.689
Pension provision	6.747	5.156
Depreciation on fixed assets	1.251	569
Other	468	175
Total deferred tax assets	17.235	16.324

Deferred tax liabilities
Amortization on intangible assets	(732)	(1.040)
Depreciation on fixed assets	(2.238)	(2.241)
Prepaid Pensions	(1.196)	(930)
Other	(583)	(382)
Total deferred tax liabilities	(4.749)	(4.593)
Net deferred tax asset	12.486	11.731

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

At November 30, 2001 and 2000, the Company had net foreign operating loss carry forwards for tax purposes of approximately TEUR 6,868 and TEUR 5,010, respectively. A significant portion of these losses have an indefinite carry forward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at November 30, 2001, 2000 and 1999. During  2000 and 1999, the valuation allowance decreased by TEUR 694 and TEUR 5,285, respectively.

A reconciliation of the weighted average European effective tax rate to the effective income tax rate is as follows:

	2001%	2000%	1999%
Weighted average European statutory rate	35,6	38,6	39,7
Non deductible items, principally goodwill	4,3	4,3	4,5
Provision for prior years taxes	-	(1,2)	6,3
Deferred taxes refundable to parent	-	-	1,1
Change in valuation allowance	-	(0,8)	(6,8)
Change in tax rates	0,5	-	-
Other	0,1	1,4	(1,3)
Effective income tax rate	40,5	42,3	43,5

The deferred taxes refundable to parent reflect the Company Agreement in which the partners also agreed that all tax benefits realized after the formation of the Company should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Company.

Cash paid for taxes for the years ended November 30, 2001, 2000 and 1999 was TEUR 27,317, TEUR 31,822 and TEUR 26,577, respectively.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

6. PENSION AND OTHER BENEFIT PLANS

Henkel-Ecolab sponsors several pension plans for its employees throughout Europe including Germany, France, Netherlands, Belgium, Turkey, Greece, the United Kingdom, Italy, Spain, Austria, Slovenia, Norway, Switzerland and Ireland.

The following tables provide a reconciliation of the changes in the plans benefit obligations and fair value of assets over the two year period ended November 30, 2001 and 2000 and a statement of the funded status as of November 30, 2001 and 2000 with the exception of the Italian termination indemnity plan:

	2001 TEUR	2000 TEUR
Reconciliation of benefit obligation
Obligation at December 1, 2000 and 1999, respectively	147.816	129.303
Service cost	6.613	6.057
Interest cost	8.954	7.875
Actuarial (gain) loss	(759)	7.996
Benefit payments	(3.412)	(3.415)
Obligation at November 30	159.212	147.816

	2001 TEUR	2001 TEUR
Reconciliation of fair value of plan assets
Fair value of plan assets at December 1, 2000 and 1999, respectively	84.387	62.102
Actual (loss)/return on plan assets	(6.008)	18.740
Company contribution	2.960	3.568
Participant contribution	691	992
Benefit payments	(1.059)	(1.015)
Fair value of plan assets at November 30	80.971	84.387

	2001 TEUR	2001 TEUR
Funded status
Funded status as of November 30,	(78.241)	(63.429)
Unrecognized transition obligation	2.637	2.982
Unrecognized prior service cost	(344)	(489)
Unrecognized net loss (gain)	8.097	(4.367)
Net amount recognized	(67.851)	(65.303)

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The following table provides the amounts recognized in the combined balance sheet as of November 30, 2001 and 2000:

	2001 TEUR	2000 TEUR
Accrued benefit liability	(75.012)	(67.593)
Italian termination indemnity plan	(6.323)	(6.556)
Employee benefit obligation	(81.335)	(74.149)

Intangible asset	1.785	2.059
Accumulated other comprehensive income	5.376	231
Additional minimum pension liability	7.161	2.290
Net amount recognized	(74.174)	(71.859)

Included within the Employee Benefit Obligations in the combined balance sheet is the Italian termination indemnity plan which provides a benefit that is payable upon termination of employment virtually in all cases of termination. This plan has no assets and is not included within the pension disclosures provided within this footnote with the exception of the information provided above.

The following table provides the components of net periodic pension cost for the plans for the fiscal years ended November 30, 2001, 2000, 1999:

	2001 TEUR	2000 TEUR	1999 TEUR
Service cost	6.613	6.057	5.698
Interest cost	8.954	7.875	6.118
Expected return on plan assets	(6.477)	(5.834)	(3.180)

Amortization of transitional obligation	332	381	373
Amortization of net (gain) loss	(735)	(554)	(73)
Amortization of prior service cost	45	(111)	51
Net amortization	(358)	(284)	351
Net periodic pension cost	8.732	7.814	8.987

Pursuant to the provisions of Statement Of Financial Accounting Standards No. 87 “Employer`s Accounting for Pensions”, the Company has recorded an additional pension liability adjustment  of TEUR 7,161, and TEUR 2,290 as of November 30, 2001 and 2000, respectively, representing the amount by which the accumulated benefit obligation over the fair value of plan assets exceeded the accrued pension liability for certain plans.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The following amounts, net of tax, have been included within other comprehensive income arising from a change in the additional minimum pension liability for the year ended November 30, 2001, 2000 and 1999, respectively TEUR (3,584), TEUR (54) and TEUR 285.

The accumulated benefit obligation for these plans was TEUR 61,333 at November 30, 2001 and TEUR 53,304 at November 30, 2000.

The assumptions used in the measurement of the Company`s benefit obligations are shown in the following table:

	2001%	2000%	1999%
Range of rates used throughout Europe

Assumed discount rate	4.0 - 6.25	4.0 - 6.25	4.0 - 6.25

Expected return on plan assets	4.0 - 8.0	4.0 - 8.0	4.0 - 8.0

Rate of increase in future compensation levels	1.75 - 5.0	1.5 - 5.5	1.5 - 5.5

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

7. TOTAL INDEBTEDNESS

Short Term Debt

Short term debt of TEUR 28,832 and TEUR 6,845 at November 30, 2001 and 2000, respectively, consists primarily of short term credit facilities and bank overdrafts. The weighted average interest rate on short term debt outstanding (in all borrowing entities across Europe) was 4.45% at November 30, 2001 and 6.0% at November 30, 2000.

At November 30, 2001, the Company had TEUR 71,996 available through multiple bank lines of credit under which the Company may borrow on an overdraft or short term basis. Interest rates are based on local money market rates.

Long Term Debt

Long term debt at November 30, 2001 and 2000 consists of the following:

	2001 TEUR	2000 TEUR
Notes	2.015	2.101
Less current maturities	(2.015)	(84)
	0	2.017

The note, which is denominated in Danish Kroni, has a fixed annual interest rate of 10.07 % and is due June 30, 2002.

The fair value of short and long term debt approximates the book value.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

8. FINANCIAL RISK MANAGEMENT

Financial risk factors

The Company´s activities expose it to a variety of financial risks, including the effects of foreign currency exchange rates and interest rates. The Company´s overall risk management program focuses on the unpredictability of financial markets and seeks to minimise potential adverse effects on the financial performance of the Company. Henkel-Ecolab uses derivative financial instruments such as foreign exchange contracts to hedge certain exposures.

Risk management is carried out by a central treasury department (Group Treasury) under policies approved by the Board of Directors. Group Treasury identifies, evaluates and hedges financial risks in close co-operation with the operating units. The Board provides written principles for overall risk management, as well as written policies covering specific areas, such as foreign exchange risk, interest rate risk, credit risk, use of derivative financial instruments and investing excess liquidity.

Foreign exchange risk

The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the currencies set out in the table below. The Company uses forward contracts, transacted with Group Treasury, to hedge their exposure to foreign currency risk in the local reporting currency. Group Treasury is responsible for hedging the net position in each currency by using external forward contracts.

At the group level, external foreign exchange contracts are designated as hedges of foreign exchange risk on specific assets, liabilities or future transactions.

Since the Company has subsidiaries not accounting for the results of their operations in Euro, the Euro denominated value of the equity of the Company is also exposed to fluctuations in exchange rates.

The accounts of all foreign subsidiaries and affiliates are generally measured using the local currency as the functional currency, except for two countries where, due to hyperinflation, the functional currency has been changed to the Company´s reporting currency. With the exception of the hyperinflationary countries, assets and liabilities are translated into the Company’s reporting currency, at period-end exchange rates. Income statement accounts are translated to the reporting currency at the average rates of exchange prevailing during the year.

Net unrealized exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses arising from foreign currency transactions during the year and the translation adjustments from hyperinflationary countries are included in the related income statement category. Total gains and (losses) recognized for the year ended November 30, 2001, 2000 and 1999 were (2,650), 469 and (952) respectively.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

Notional Amounts and Credit Exposures of Derivatives

The notional amounts of derivatives summarized below do not represent amounts exchanged by the parties and, thus, are not a measure of the exposure of the Company through its use of derivatives. The amounts exchanged are calculated on the basis of the notional amounts and the other terms of the derivatives, which relate to exchange rates.

Financial instruments contain an element of risk that the counterparties may not be able to meet the terms of the agreement. However, the Company minimises this risk by limiting its counterparties to major banks and financial institutions. Direct credit risk represents the risk of loss from counterparty default in relation to on-balance sheet products. Management does not expect counterparties to default given their high credit ratings.

Foreign Exchange Risk Management

The Company enters into foreign exchange contracts in managing its foreign exchange rate risks, as indicated in the following table:

	November 30, 2001		November 30, 2000
	Notional Amount TEUR	Credit Exposure TEUR	Notional Amount TEUR	Credit Exposure TEUR
Forward exchange contracts	71,579	-	52,177	-

The purpose of foreign exchange contracts purchased is to hedge various intercompany loans and hedge certain existing and anticipated future net foreign exchange exposures. The anticipated future foreign exchange exposure of the Company is the total of the net balances of all known and planned incoming and outgoing payments of the companies in foreign currencies during a twelve month time horizon.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The table below summarizes by major currency the contractual amounts of the Company´s forward exchange contracts in EURO. Foreign currency amounts are translated at rates current at the reporting date. The “buy” amounts represent the EURO equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the EURO equivalent of commitments to sell foreign currencies :

	2001		2000
	Buy TEUR	Sell TEUR	Buy TEUR	Sell TEUR
Pound Sterling/US Dollar	31.618	31.618	32.286	32.286
US Dollar/EURO	11.040	11.040	-	-
Swiss Franc/EURO	8.837	8.837	5.975	5.975
Danish Krona/EURO	5.776	5.776	-	-
Czech Krona/EURO	5.303	5.303	432	432
Pound Sterling/EURO	3.206	3.206	8.147	8.147
Swedish Krona/EURO	2.847	2.847	3.680	3.680
Norwegian Krona/EURO	1.824	1.824	658	658
Slowakian Krona/EURO	576	576	-	-
Hungarian Forint/EURO	552	552	-	-
Polish Zloty/EURO	-	-	1.000	1.000
	71.579	71.579	52.177	52.177

Interest rate risk

The Company is exposed to interest rate risk through changes in the interest expense, which arises through interest bearing liabilities. Estimated future changes in cash flows and balance sheet structure also expose the Company to interest rate risk. The individual entities of the combined company are responsible to manage their short term interest rate exposure through a group cash management system. Long term interest rate exposure is monitored and managed by Group Treasury.

Credit risk

The Company has no significant concentrations of credit risks. The Company has policies in place to ensure that sales of products and services are made to customers with an appropriate credit history. Derivative counterparties and cash transactions are limited to high credit quality financial institutions. The Company has policies that limit the amount of credit exposure to any one financial institution.

Liquidity risk

Prudent liquidity risk management implies maintaining sufficient cash and marketable securities, the availability of funding through an adequate amount of committed credit facilities and the ability to close out market positions. Due to the dynamic nature of the underlying businesses. Group Treasury aims at maintaining flexibility in funding by keeping committed credit lines available.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

Accounting for derivative financial instruments and hedging activities

Derivative financial instruments are initially recognized in the balance sheet at cost and subsequently are remeasured at their fair value.

Generally derivative transactions entered into by the Company, while providing effective economic hedges under the Company´s risk management policies, do not qualify for hedge accounting under the specific rules in FAS 133. Changes in the fair value of any derivative instruments that do not qualify for hedge accounting under FAS 133 are recognised immediately in the income statement.

Fair value estimation

The fair value of forward foreign exchange contracts is determined using forward exchange market rates at the balance sheet date.

In assessing the fair value of non-traded derivatives and other financial instruments, the Company uses a variety of methods and makes assumptions that are based on market conditions existing at each balance sheet date.

The face values less any estimated credit adjustments for financial assets and liabilities with a maturity of less than one year are assumed to approximate their fair values.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

9. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 2001:

TEUR
2002	17.591
2003	13.899
2004	9.002
2005	6.660
2006	6.067
thereafter	1.844
Total	55.063

Rent expense for the year ended November 30, 2001, 2000 and 1999, was approximately TEUR 14,941, TEUR 14,274 and TEUR 16,039, respectively.

The Company is subject to lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions and environmental safety. Although the outcomes of such matters are unpredictable, management believes that the final disposition will not have a material adverse effect on the combined financial position or results of operations of the Company.

The Company’s operations and customers are located throughout Europe and operate in the industrial and institutional hygiene business. No single customer accounted for more than 10% of the Company’s sales in 2001, 2000 or 1999, and there were no significant accounts receivable from a single customer at November 30, 2001 and 2000. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

10. SUBSEQUENT EVENTS

Change in shareholders

Effective December 1st, 2001 Ecolab aquired the 50 % of the Company owned by Henkel. After giving effect to this transaction, the Company is a wholly owned subsidiary of Ecolab.

Acquisition of Kleencare Hygiene businesses

In January 2002, the Company acquired the outstanding share of the Kleencare Hygiene operations in the United Kingdom, France, Switzerland and the Netherlands (“Kleencare”) from LHS Holdings Limited of the United Kingdom.  Kleencare specializes in hygiene services, products and systems for the food and beverage industry. The purchase price of .approximately EUR 17.7 million (at the year end exchange rate) was financed by utilizing existing unused credit facilities. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated values at the date of the acquisition. Unaudited pro forma information related to this acquisition is not included as the impact of the acquisition is not deemed to be material.

HENKEL-ECOLAB

Schedule – Valuation and Qualifying Accounts and Reserves

(Thousands)

Description	Balance, Beg. of Period	Additions (a)	Deductions from Reserve (b)	Balance, Close of Period
Period Ended
November 30, 1999

Allowance for EUR	8,855	2,158	1,273	9,740
doubtful
Accounts

EUR	8,855	2,158	1,273	9,740

Period Ended
November 30, 2000

Allowance for EUR	9,740	4,008	3,180	10,568
doubtful
Accounts

EUR	9,740	4,008	3,180	10,568

Period Ended
November 30, 2001

Allowance for EUR	10,568	5,702	2,396	13,874
doubtful
Accounts

EUR	10,568	5,702	2,396	13,874

(a) Provision for doubtful accounts
(charged to expenses)

(b) Items determined to be uncollectible,
less recovery of amounts previously written off.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing

(3)A.	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3) to the Company’s Current Report on Form 8-K dated October 22, 1997.

B.	By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of the Company’s Form 10-K Annual Report, for the year ended December 31, 1998.

(4)A.	Common Stock.	See Exhibits (3)A and (3)B.

B.	Form of Common Stock Certificate.	Incorporated by reference to Exhibit (4)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

C. (i)	Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (4) of the Company’s Current Report on Form 8-K dated February 24, 1996.

(ii)	Amendment dated November 5, 2001 to the Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (1) of the Company’s Form 8A/A filed November 6, 2001.

D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

E.	Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A.	Incorporated by reference to Exhibit (4)(A) of the Company’s Current Report on Form 8-K dated January 23, 2001.

F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of the Company’s Current Report on Form 8-K dated January 23, 2001.

G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of the Company’s Current Report on Form 8-K dated January 23, 2001.

H. (i)	Trust Deed dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between the Company and JPMorgan Chase Bank, London Branch.	Filed herewith electronically.

(ii)	Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Note due 2007 among the Company, JPMorgan Chase Bank, London Branch, J.P. Morgan Bank Luxembourg S.A. and others.	Filed herewith electronically.

(10)A.(i)

Multicurrency Credit Agreement (“Credit Agreement”) dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among the Company, the financial institutions party thereto, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents.

Incorporated by reference to Exhibit (10)A of the Company’s Current Report on Form 8-K dated January 23, 2001.

(ii)	Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997.	Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended September 30, 1997.

(iii)

Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto.

Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended June 30, 1998.

(10) B	Credit Agreement (364 Day Facility) dated December 7, 2001 among the Company, the Banks and Citicorp USA, Inc.	Incorporated by reference to Exhibit (99)B of the Company’s Form 8-K for the quarter ended November 30, 2001.

C.	Ecolab Inc. 1977 Stock Incentive Plan, as amended through May 12, 2000.	Incorporated by reference to Exhibit (10)A of the Company’s Form 10-Q for the quarter ended June 30, 2000.

D.	Ecolab Inc. 1993 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

E. (i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000.

(ii)

Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan.  Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares.

Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 1998.

F.	1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991.	Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1990.

G. (i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1994.

(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of the Company’s Form 10-K for the year ended December 31, 1999.

H.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2001.

I.	Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company.	Incorporated by reference to Exhibit (19)A of the Company’s Form 10-Q for the quarter ended September 30, 1989.

J.(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of the Company’s 10-K Annual Report for the year ended December 31, 1998.

(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of the Company’s 10-K Annual Report for the year ended December 31, 1998.

K.	Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)K of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

L.	Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)K of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

M.(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective July 1, 1994.	Incorporated by reference to Exhibit (10)M(i) of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

(ii)	First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(ii) of the Company’s 10-K Annual Report for the year ended December 31, 1994.

(iii)	Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iv)	Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)	Fourth Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective February 22, 2002.	Filed herewith electronically.

N.(i)	Ecolab Mirror Savings Plan, as amended and restated effective September 1, 1994.	Incorporated by reference to Exhibit (10)N of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

(ii)	First Declaration of Amendment to Ecolab Mirror Savings Plan effective as of January 1, 1995.	Incorporated by reference to Exhibit (10)N(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iii)	Second Declaration of Amendment to Ecolab Mirror Savings Plan effective January 1, 1997.	Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1996.

(iv)	Third Declaration of Amendment to Ecolab Mirror Savings Plan effective November 13, 1997.	Incorporated by reference to Exhibit (10)L(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)	Fourth Declaration of Amendment to Ecolab Mirror Savings Plan, effective September 1, 1998.	Incorporated by reference to Exhibit (10)L(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(vi)	Fifth Declaration of Amendment to Ecolab Mirror Savings Plan, effective February 22, 2002.	Filed herewith electronically.

O.(i)	Ecolab Mirror Pension Plan effective July 1, 1994.	Incorporated by reference to Exhibit (10)O(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10P hereof.

(ii)	First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(ii) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

(iii)	Second Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iv)	Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)	Fourth Declaration of Amendment to Ecolab Mirror Pension Plan, effective February 22, 2002.	Filed herewith electronically.

P.(i)	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.	Incorporated by reference to Exhibit (10)P of the Company’s 10-K Annual Report for the year ended December 31, 1994.

(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1997.	Incorporated by reference to Exhibit (10)N(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(iii)	First Declaration to Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997.	Incorporated by reference to Exhibit (10)N(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(iv)	Third Declaration of Amendment to the Ecolab Inc. Administrative document for Non-Qualified Benefit Plans effective July 1, 1999.	Incorporated by reference to Exhibit (10)N(iv) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(v)	Fourth Declaration of Amendment to Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, effective February 22, 2002.	Filed herewith electronically.

Q.	1999 Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

R.	Ecolab Inc. Change in Control Severance Compensation Policy.	Filed herewith electronically.

S. (i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated July 16, 1991.

(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2001.

(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

T.	Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)R of the Company’s Form 10-K for the year ended December 31, 2001.

U.	Hiring Letter of Bruno Deschamps.	Incorporated by reference to Exhibit (10)T of the Company’s Form 10-K for the year ended December 31, 2000.

(13)	Those portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2001 which are incorporated by reference into Parts I, II and IV hereof.	Filed herewith electronically.

(21)	List of Subsidiaries as of February 28, 2002.	Filed herewith electronically.

(23)A.	Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 32 hereof is filed as a part hereof.	See page 32 hereof.

B.	Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.	Filed herewith electronically.

(24)	Powers of Attorney.	Filed herewith electronically.

COVER	Cover Letter.	Filed herewith electronically.