Form 10-Q
period 2002-03-31
ECOLAB INC
filed 2002-05-07
CIK 31462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 1-9328

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street N., St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

651-293-2233

(Registrant’s telephone number, including area code)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2002.

128,964,836 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Net sales	$786,109	$571,399

Cost of sales (including special charges of $5,184 in 2002)	395,945	272,811

Selling, general and administrative expenses	304,945	221,207

Special charges	12,296	—

Operating income	72,923	77,381

Interest expense, net	10,512	6,668

Income from continuing operations before income taxes and equity in earnings of Henkel-Ecolab	62,411	70,713

Provision for income taxes	25,370	28,639

Equity in earnings of Henkel-Ecolab	—	2,340

Income from continuing operations	37,041	44,414

Gain from discontinued operations	1,882	—

Net income	$38,923	$44,414

Basic income per common share
Income from continuing operations	$0.29	$0.35
Gain from discontinued operations	0.01	—
Net income	$0.30	$0.35

Diluted income per common share
Income from continuing operations	$0.28	$0.34
Gain from discontinued operations	0.01	—
Net income	$0.30	$0.34

Dividends declared per common share	$0.135	$0.13

Weighted-average common shares outstanding
Basic	128,406	126,962
Diluted	130,180	130,629

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(amounts in thousands)	2002	2001
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$30,232	$41,793

Accounts receivable, net	539,350	514,074

Inventories	278,298	279,785

Deferred income taxes	54,687	53,781

Other current assets	44,682	40,150

Total current assets	947,249	929,583

Property, plant and equipment, net	636,058	644,323

Goodwill	602,157	596,925

Other intangible assets, net	167,155	178,951

Other assets	192,587	175,218

Total assets	$2,545,206	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	March 31	December 31
(amounts in thousands, except per share data)	2002	2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$211,009	$233,393

Accounts payable	194,698	199,772

Compensation and benefits	121,369	132,720

Income taxes	17,323	18,887

Other current liabilities	286,426	243,180

Total current liabilities	830,825	827,952

Long-term debt	505,916	512,280

Postretirement health care and pension benefits	182,572	183,281

Other liabilities	115,525	121,135

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2002 — 128,958; December 31, 2001 — 127,900)	910,368	880,352

Total liabilities and shareholders’ equity	$2,545,206	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(amounts in thousands)	2002	2001
	(unaudited)

OPERATING ACTIVITIES

Net income	$38,923	$44,414
Less: gain from discontinued operations	(1,882)	—
Income from continuing operations	$37,041	$44,414

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	47,826	32,216
Amortization	6,545	7,888
Deferred income taxes	(654)	(295)
Equity in earnings of Henkel-Ecolab	—	(2,340)
Henkel-Ecolab royalties and dividends	—	477
Special charges — asset disposals	2,999	—
Other, net	530	(696)
Changes in operating assets and liabilities:
Accounts receivable	(28,280)	(32,709)
Inventories	(1,946)	(7,052)
Other assets	(22,809)	7
Accounts payable	(1,933)	(15,233)
Other liabilities	47,509	27,370
Cash provided by operating activities	$86,828	$54,047

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended
	March 31
(amounts in thousands)	2002	2001
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(46,081)	$(36,163)
Property disposals	1,395	450
Capitalized software expenditures	(775)	—
Businesses acquired and investments in affiliates	(19,921)	(7,388)

Cash used for investing activities	(65,382)	(43,101)

FINANCING ACTIVITIES

Notes payable, net	(291,427)	(143,094)
Long-term debt borrowings	257,494	148,844
Long-term debt repayments	(203)	(143)
Reacquired shares	(764)	(10,213)
Cash dividends on common stock	(17,265)	(16,647)
Other, net, primarily exercise of stock options	16,983	4,964

Cash used by financing activities	(35,182)	(16,289)

Effect of exchange rate changes on cash	2,175	66

DECREASE IN CASH AND CASH EQUIVALENTS	(11,561)	(5,277)

Cash and cash equivalents, beginning of period	41,793	43,965

Cash and cash equivalents, end of period	$30,232	$38,688

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Statements

The unaudited consolidated financial statements for the first quarter ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented.  Except for adjustments for special charges, including the curtailment gain, and discontinued operations, these adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year.  The consolidated balance sheet data as of December 31, 2001 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

With respect to the unaudited financial information of Ecolab, Inc. for the first quarter ended March 31, 2002 and 2001, included on this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information.  Therefore, their separate report dated April 23, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.  Balance Sheet Information

	March 31	December 31
(amounts in thousands)	2002	2001
	(unaudited)
Inventories
Finished goods	$124,770	$124,657
Raw materials and parts	155,436	156,754
Excess of fifo cost over lifo cost	(1,908)	(1,626)
Total	$278,298	$279,785

Shareholders’ Equity
Common stock	$150,779	$149,734
Additional paid-in capital	348,624	319,452
Retained earnings	1,042,570	1,021,049
Deferred compensation, net	(4,250)	(3,676)
Accumulated other comprehensive loss	(116,037)	(95,623)
Treasury stock	(511,318)	(510,584)
Total	$910,368	$880,352

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2.  Balance Sheet Information (continued)

Accumulated other comprehensive loss as of March 31, 2002 consists of $564,000 of net unrealized gains on derivative instruments and $116,601,000 of cumulative translation.  Accumulated other comprehensive loss as of December 31, 2001 consists of $586,000 of net unrealized losses on derivative instruments and $95,037,000 of cumulative translation.

In February 2002, the company issued euro 300 million of 5.375 percent Eurobonds, due 2007.  The net proceeds from this debt issuance of $257.5 million were used to repay outstanding commercial paper.

3.  Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended
	March 31
(amounts in thousands)	2002	2001
	(unaudited)

Net income	$38,923	$44,414

Foreign currency translation	(21,564)	7,432

Derivative instruments	1,150	(474)

Comprehensive income	$18,509	$51,372

4.  Reclassifications

In connection with adopting Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer, the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue at the beginning of 2002.  Prior year results have also been reclassified for consistency purposes.  This reclassification decreased revenue by approximately $9.5 million at March 31, 2001.  Also at the beginning of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales.  The impact of this reclassification increased cost of sales by approximately $7.6 million at March 31, 2001. These reclassifications had no impact on previously reported net income.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, primarily related to the integration of the company’s European operations.  These actions are to include workforce reductions, facility closings, employee benefit changes and product discontinuations.  A portion of these actions were completed during the first quarter, and as a result, the company recorded restructuring expense of $22,991,000 ($14,289,000 after tax), or $0.11 per diluted share for the first quarter of 2002.

During the first quarter 2002, the company also incurred $280,000 in special charges related to the integration of European operations.  These costs have been included as a component of “special charges” on the consolidated statement of income.

Also included in “special charges” on the consolidated statement of income is a one-time curtailment gain of $5,791,000 related to changes to employee benefit plans.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

The initial restructuring expenses described above and subsequent reductions to the related liability accounts included the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Initial expense and accrual	$18,122	$2,999	$1,870	$22,991
Cash payments	(3,867)		(377)	(4,244)
Non-cash charges		(2,999)		(2,999)
Restructuring liability, March 31, 2002	$14,255	$0	$1,493	$15,748

Restructuring expenses on the accompanying Consolidated Statement of Income have been included both as a component of “special charges” and a component of “cost of sales.”  Amounts included as a component of “cost of sales” include asset write-downs of $2,999,000 and manufacturing related severance of $2,185,000.  Restructuring liabilities for employee termination benefits are classified as a component of compensation and benefits in current liabilities and restructuring liabilities for other costs are classified in other current liabilities.

Employee termination benefit expenses in the first quarter of 2002 included approximately 275 personnel reductions through voluntary and involuntary terminations.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Special Charges (continued)

Individuals were affected through facility closures and consolidation within the corporate administrative functions.

Asset disposals include inventory and property, plant, and equipment write-downs.  Inventory write-downs totaled $957,000 and reflect the discontinuance of product lines which are not consistent with the company’s long term strategies.  Property, plant and equipment write-downs of $2,042,000 reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges include lease termination costs and other miscellaneous exit costs.

The company continues to anticipate additional restructuring expenses during the remainder of 2002, which are expected to result in total pretax charges of $50 million to $60 million for the full year 2002.

6.  Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of approximately $1.9 million (net of income tax benefit of $1.1 million) or $0.01 per diluted share for the quarter ended March 31, 2002.

7.  Business Acquisitions and Investments

In January 2002, Ecolab purchased certain operations of Kleencare Hygiene, a subsidiary of LHS Holdings Limited based in Manchester, United Kingdom.  Kleencare offers products, systems and services for the food and beverage industry.  Ecolab has acquired Kleencare operations in the United Kingdom, France, Switzerland and the Netherlands.  These operations have become part of the company’s European operations.  Annual sales of Kleencare are approximately $30 million.

In January 2002, the company also purchased Chicago-based Audits International, a premier provider of food safety audits and food quality evaluations.  Audits International, now known as Ecosure, has become part of the United States Other Services segment and has annual sales of approximately $3 million.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition.  Net sales and operating income of these businesses are not significant to the company’s consolidated results of operations, financial position and cash flows.

The total cash paid by the company for acquisitions and investments in affiliates during the first quarter of 2002 was $19,921,000.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Net Income Per Common Share

The computations of the basic and diluted net income per share amounts for continuing operations were as follows:

	First Quarter Ended
	March 31
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Income from continuing operations	$37,041	$44,414

Weighted-average common shares outstanding
Basic	128,406	126,962
Effect of dilutive stock options and awards	1,774	3,667
Diluted	130,180	130,629

Income from continuing operations per common share
Basic	$0.29	$0.35
Diluted	$0.28	$0.34

Restricted stock awards of approximately 192,000 and 378,000 shares were excluded from the company’s calculation of basic net income per share amounts for the first quarter ended March 31, 2002 and 2001, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 2.2 million shares and 2.5 million shares for the first quarter ended March 31, 2002 and 2001, respectively, were not dilutive and, therefore, were not included in the computations of diluted net income per common share amounts.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(amounts in thousands)	2002	2001
	(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$392,349	$389,027
Other Services	70,490	62,277
Total	462,839	451,304
International Cleaning & Sanitizing	324,768	109,360
Effect of foreign currency translation	(1,498)	10,735
Consolidated	$786,109	$571,399

Operating Income
United States
Cleaning & Sanitizing	$64,940	$60,793
Other Services	5,262	5,602
Total	70,202	66,395
International Cleaning & Sanitizing	20,073	10,820
Corporate expense	(17,480)	(1,226)
Effect of foreign currency translation	128	1,392
Consolidated	$72,923	$77,381

Prior to 2002, the company accounted for its investment in Henkel-Ecolab under the equity method of accounting.  At year-end 2001, the company acquired the remaining 50 percent interest of the Henkel-Ecolab joint venture that it did not previously own, and Henkel-Ecolab became wholly-owned by the company.  The results of operations for the European operations is included with the company’s International Cleaning & Sanitizing segment beginning in the first quarter of 2002.

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2002.

As described in Note 4, sales amounts for 2001 have been adjusted to reflect the adoption of EITF 01-09.

Prior to 2002, corporate expense normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these overhead costs have been included in the International Cleaning & Sanitizing segment due to the acquisition of Henkel-Ecolab at year-end 2001.  Corporate expense for the first quarter of 2002 include restructuring and integration charges of approximately $23.3 million and a curtailment gain of approximately $5.8 million due to benefit plan changes.  These items are described in Note 5.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Equity in Earnings of Henkel-Ecolab

Certain financial data of Henkel-Ecolab and the components of the company’s equity in earnings of Henkel-Ecolab were as follows:

First Quarter Ended
March 31
(amounts in thousands)	2001
(unaudited)

Henkel-Ecolab

Net sales	$200,517

Gross profit	107,090

Income before income taxes	10,619

Net income	$6,949

Ecolab equity in earnings

Ecolab equity in net income	$3,475

Ecolab royalty income from
Henkel-Ecolab, net of income taxes	482

Amortization expense for the
excess of cost over the
underlying net assets of
Henkel-Ecolab	(1,617)

Equity in earnings of Henkel-Ecolab	$2,340

Prior to 2002, the company accounted for its investment in Henkel-Ecolab under the equity method of accounting.  At year-end 2001, the company acquired the remaining 50 percent interest of the Henkel-Ecolab joint venture that it did not previously own, and Henkel-Ecolab became wholly-owned by the company and is now consolidated with the financial position and results of operations of the company.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   New Accounting Standards

Effective July 1, 2001, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing.  The effect of this change in accounting on the first quarter ended March 31, 2002 was to increase net income by approximately $7.2 million, or $0.06 for basic and diluted income per share.  This amount includes the additional goodwill amortization that would have been reflected for all acquisitions that occurred after June 30, 2001.  The additional goodwill was primarily due to the acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture, and also included several small acquisitions.  The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first quarter of 2001.  Prior to year-end 2001, the consolidated financial statements of the company did not include all of the goodwill associated with the Henkel-Ecolab acquisition.  It only reflected the 50 percent interest of the joint venture that the company did own under the equity method of accounting.

	First Quarter Ended
	March 31
(amounts in thousands)	2002	2001
	(unaudited)

Net income
Reported net income	$38,923	$44,414
Goodwill amortization (net of tax effect)	—	3,661
Goodwill amortization reflected in equity in earnings of Henkel-Ecolab (net of tax effect)	—	955
Adjusted net income	$38,923	$49,030

Basic earnings per share
Reported basic earnings per share	$0.29	$0.35
Goodwill amortization (net of tax effect)	—	0.04
Adjusted basic earnings per share	$0.29	$0.39

Diluted earnings per share
Reported diluted earnings per share	$0.28	$0.34
Goodwill amortization (net of tax effect)	—	0.04
Adjusted diluted earnings per share	$0.28	$0.38

The company is in the process of testing goodwill for impairment in accordance with the provisions of SFAS No. 142.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  New Accounting Standards (continued)

The following provides additional information concerning the company’s other intangible assets as of March 31, 2002 (amounts in thousands):

	March 31	December 31
	2002	2001
	(unaudited)

Amortized intangible assets:
Customer relationships	$101,284	$104,277
Intellectual property	70,309	71,069
Other	48,183	60,181
Total	219,776	235,527
Accumulated amortization	(52,621)	(56,576)
Other intangible assets, net	$167,155	$178,951

Certain identifiable intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

All other identifiable intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their respective ranging from three to 30 years.  The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2002 and 2001 was approximately $4.2 million and $1.0 million, respectively.  As of March 31, 2002, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

Fiscal Year
Remainder 2002 (nine-month period)	$12,371
2003	16,144
2004	11,860
2005	11,578
2006	11,185
2007	10,938

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

     We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2002, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, of comprehensive income and shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 14, 2002, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

April 23, 2002

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is useful in understanding the company’s operating results, cash flows and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We refer readers to the company’s statement entitled “Forward-Looking Statements and Risk Factors” of this report.  Additional risk factors may be described from time to time in Ecolab’s filings with the Securities and Exchange Commission.

Results of Operations - First Quarter Ended March 31, 2002

The comparability of the company’s results of operations between 2002 and 2001 had been impacted by a number of items, most notably, (i) the acquisition at year-end 2001 of Henkel-Ecolab, (ii) the recording in the first quarter of 2002 of certain restructuring expenses and special charges, (iii) the adoption of SFAS No. 142 and (iv) the reclassification of certain costs from selling, general and administrative expense as described further below.

In connection with adopting Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue during the first quarter of 2002, the impact which decreased revenue by approximately $9.5 million at March 31, 2001.  Also in the first quarter of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales, the impact of which increased cost of sales by approximately $7.6 million at March 31, 2001. These reclassifications had no impact on previously reported net income. The prior year numbers have been restated in the following discussion for these reclassifications. The following discussion reflects the impact of restating prior year amounts.

The information included in the following table is not intended to be presented in accordance with SEC guidelines for pro forma financial information and should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles. It is provided to assist in an investor’s understanding of the impact of the aforementioned items on the comparability of the company’s operations.  The table below is an analysis that reflects as reported amounts as well as pro forma amounts that reflect the impact to ongoing operations of the items noted above.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2002 (continued)

(diluted earnings per share)	First Quarter Ended March 31
	2002	2001
Proforma income from ongoing operations as described below	$0.37	$0.37
Proforma Adjustments:
Acquisition of Henkel-Ecolab	—	0.01
Adoption of FAS 142	—	(0.04)
One-time gain from benefit plan changes	0.03	—
Special charges	(0.11)	—
Discontinued operations	0.01	—

Net income, as reported	$0.30	$0.34

Consolidated net sales for the first quarter ended March 31, 2002 were $786 million, an increase of 38 percent over net sales of $571 million in the first quarter of last year.  Excluding acquisitions, consolidated net sales increased 2 percent for the first quarter.  The acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture and consolidation beginning in 2002 accounted for nearly all of the acquisition-related increase in consolidated net sales. Changes in currency translation negatively impacted sales growth by 3 percentage points.  The growth in sales also reflected benefits from new products and aggressive sales efforts.

For the first quarter of 2002, the gross profit margin was 49.6 percent of net sales, down from last year’s first quarter gross profit margin of 52.3 percent.  The decrease in gross profit margin reflected restructuring charges included in cost of sales of $5.2 million, which was partially offset by lower raw material costs in the first quarter. Excluding the restructuring charge, the gross profit margin would have been 50.3 percent.  Also, the gross profit margin reflects the acquisition of the European business.  Since Europe’s gross profit margin is lower than the rest of Ecolab’s, it has the effect of decreasing the overall gross profit margin.  Europe’s gross profit margin was also affected by the amount of the inventory step up recorded in purchase accounting since such inventory was sold during the quarter.

Selling, general and administrative expenses were 38.8 percent of consolidated net sales for the first quarter of 2002, a slight increase from 38.7 percent of net sales in the comparable quarter of last year. For operations in the United States, selling, general and administrative costs as a percent of sales declined for the quarter, while non-European international selling, general and administrative costs as a percent of sales rose slightly due to the addition of sales and service personnel.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2002 (continued)

Europe’s selling, general and administrative costs as a percent of sales were steady, but since they are higher than the rest of Ecolab’s non-European selling, general and administrative margins, they caused an increase in the overall consolidated percentage.

During the first quarter of 2002, management approved various restructuring and other cost-saving actions in order to streamline and improve its global operations.  These anticipated actions are expected to result in pretax charges of $50 million to $60 million in 2002. These charges will be partially offset by a curtailment gain attributable to certain benefit plan changes. The benefit plan changes resulted in a curtailment gain of $5.8 million in the first quarter of 2002 ($3.5 million after tax, or $0.03 per diluted share).  The change in the benefit plan will also result in approximately $16 million of net unrealized gains that are expected to be amortized over 8 years, which will reduce future benefit costs.  The restructuring is expected to include a reduction of the company’s global workforce by approximately 2 percent during 2002, the closing of several facilities, the discontinuance of selected product lines and other potential actions.  As a result of these actions taken in the first quarter, the company recorded restructuring expenses and other special charges totaling $23.3 million in the first quarter of 2002 ($14.5 million after tax, or $0.11 per diluted share).  The expected cost savings related to restructuring are expected to begin in 2002, have a full impact in 2003, and continue to grow in future years. Upon completion of the plan, the company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax). Further details related to these restructuring expenses are included in the notes to consolidated financial statements.

Net income for the first quarter ended March 31, 2002 totaled $39 million, a decrease of 12 percent from net income of $44 million in the first quarter of 2001.  On a per share basis, diluted net income per common share was $0.30 for the first quarter of 2002, a decrease of 12 percent from diluted net income per share of $0.34 in the first quarter of last year. This decrease in earnings reflects several one-time items. In the first quarter of 2002, net income included restructuring charges of $14.5 million after tax ($0.11 per diluted share), a curtailment gain of $3.5 million after tax ($0.03 per diluted share) and a gain from discontinued operations of $1.9 million after tax ($0.01 per diluted share).  Net income was also negatively affected by higher net interest expense due to higher borrowings primarily to finance the company’s Henkel-Ecolab acquisition.  Currency translation had an immaterial impact on net income for the first quarter of 2002.  Excluding special charges and discontinued operations, diluted income per share from ongoing operations was $0.37 for the first quarter of 2002, which compares to diluted income of $0.37 per share on a pro forma basis for the first quarter of 2001 as described in the pro forma analysis above.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations - First Quarter Ended March 31, 2002 (continued)

Other changes affecting the comparison of 2002 net income to 2001 are the acquisition of Henkel-Ecolab at year-end 2001 and the adoption of SFAS No. 142 at the beginning of 2002.  The company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company. If the European operations had been consolidated with Ecolab for the first quarter of 2001, the effect would have been a decrease in net income of $0.01 per diluted share.  Also, effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing.  Retroactive application of SFAS No. 142 is not permitted.  However, if SFAS No. 142 had been applied to the first quarter of 2001, net income would have increased by $0.04 per diluted share.

Sales of the company’s United States Cleaning & Sanitizing operations were $392 million, an increase of 1 percent compared with sales of $389 million in the first quarter of last year.  Sales benefited from good growth in sales of the Kay business, as well as moderate growth from the Institutional and Vehicle Care operations.  Growth also reflected benefits from sales of new products and aggressive sales efforts.  Selling price increases during the first quarter of 2002 were not significant.  Sales of the company’s Institutional division increased 3 percent for the first quarter of 2002.  Institutional’s results were driven by distributors rebuilding inventories after a slow fourth quarter and recoveries in customer purchases in the mid-scale restaurants, healthcare and street market business.  Kay’s U.S. operations reported sales growth of 8 percent for the first quarter with continued double-digit growth in its food retail services business and strong growth in sales to its core quickservice customers.  Vehicle Care sales increased 6 percent for the first quarter of 2002 due to growth in the car wash and detail businesses.  Textile Care sales decreased 2 percent for the first quarter of 2002, primarily due to the timing of distributor sales. Sales of Professional Products operations were down 12 percent reflecting a comparison against a strong first quarter in 2001 which benefited from a new supply agreement in its janitorial business and a planned restructuring of the JaniSource business to wholesale only in 2002.  Water Care sales decreased 4 percent due to the loss of some customers in non-core markets, which was partially offset by growth in sales to the hospitality and health care markets.  The company’s Food & Beverage operations sales decreased 5 percent when compared against a very strong quarter in 2001.  The food and beverage markets have continued to show slow growth and consolidations have continued in the dairy, meat and poultry markets.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations - First Quarter Ended March 31, 2002 (continued)

For the first quarter ended March 31, 2002, sales of the company’s United States Other Services operations increased 13 percent to $70 million compared with sales of $62 million in the first quarter of last year.  Excluding acquisitions, sales increased 2 percent in the first quarter.  Pest Elimination sales increased 6 percent for the first quarter with double-digit sales growth in non-contract services. GCS Service sales increased 21 percent for the first quarter of 2002.  Excluding the effects of acquisitions in 2001, GCS sales decreased 5 percent.  The company continues to focus on coordinating GCS operations with other Ecolab businesses.

Management rate sales for the company’s International Cleaning & Sanitizing operations were $325 million for the first quarter of 2002, an increase of nearly 200 percent over sales of $109 million in the comparable quarter of last year.  Excluding the effects of acquisitions (primarily Henkel-Ecolab), sales increased 5 percent.  International Cleaning & Sanitizing includes European sales of $209 million in the first quarter of 2002.  Prior to 2002, the company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting.  European sales, although not consolidated prior to 2002, increased 7 percent for the first quarter of 2002 when measured in fixed currencies. Sales in the Asia Pacific region increased 3 percent over the comparable quarter of last year.  New Zealand and East Asia had double-digit sales increases for the quarter while Japan and Northeast Asia had modest growth.  Acquisitions had a minimal effect on sales for the quarter for Asia Pacific.  Latin America sales rose 10 percent for the quarter with good results in most countries except Argentina, which has experienced a difficult economic situation and currency devaluation. Excluding acquisitions, Latin America sales increased 7 percent for the quarter with double-digit growth in Brazil, Venezuela, Mexico and Central America. Sales in Canada increased 9 percent with strong growth in sales to the institutional and food & beverage markets.  Africa/Export sales decreased 3 percent for the quarter.

Operating income of the company’s United States Cleaning & Sanitizing operations was $65 million for the first quarter of 2002, an increase of 7 percent over operating income of $61 million in the first quarter of last year. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 16.6 percent of sales from 15.6 percent of net sales in the first quarter of 2001.  Operating income in 2001 does not reflect the effect of SFAS No. 142, and includes $2.6 million of amortization expense related to goodwill. If the provisions of SFAS No. 142 had been applied retroactively, operating income for United States Cleaning & Sanitizing operations would have increased 2 percent and the operating income margin for 2001 would have been 16.3 percent.  Operating income also benefited from the sales of new products, aggressive sales efforts, productivity initiatives and close attention to costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations - First Quarter Ended March 31, 2002 (continued)

First quarter 2002 operating income of United States Other Services decreased 6 percent to $5.3 million. Acquisitions had no material effect on operating income. The operating income margin for United States Other Services decreased to 7.5 percent of net sales from 9.0 percent in the first quarter of last year. Operating income in 2001 does not reflect the effect of SFAS No. 142, and includes $0.5 million of amortization expense related to goodwill.  If the provisions of SFAS No. 142 had been applied retroactively, operating income would have decreased 13 percent and the operating income margin for 2001 would have been 9.7 percent. Pest Elimination had strong operating income growth while operating income for GCS declined due to investments in the division’s infrastructure and systems.

Operating income of International Cleaning & Sanitizing operations was $20 million for the first quarter, an increase of 86 percent over first quarter 2001 operating income of $11 million.  Excluding acquisitions, operating income decreased 8 percent.  The operating income margin decreased to 6.2 percent of net sales in the first quarter of 2002 from 9.9 percent in the comparable period of last year. Operating income in 2001 does not reflect the effect of SFAS No. 142, and includes $1.3 million of amortization expense related to goodwill.  If the provisions of SFAS No. 142 had been applied retroactively, operating income excluding acquisitions would have decreased 18 percent.   This decrease is due to the difficult economic conditions in North Asia partially offset by price increases, cost controls and higher sales volumes.

Corporate net operating expense was $17.5 million for the first quarter ended March 31, 2002 as compared to net operating expense of $1.2 million for the comparable period last year.  In prior years, corporate operations normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these expenses were included in the International operating segment.  The amount remaining in corporate net operating expense in the first quarter of 2002 included restructuring and integration charges of $23.3 million, which were offset by a curtailment gain of $5.8 million related to benefit plan changes.

Net interest expense totaled $10.5 million for the first quarter, an increase of 58 percent over net interest expense of $6.7 million in the first quarter of 2001.  This increase is primarily due to higher debt levels incurred at year-end 2001 to finance the acquisition of the remaining 50 percent interest of Henkel-Ecolab which Ecolab did not previously own.

The provision for income taxes for the first quarter of 2002 reflected an income tax rate of 40.6 percent.  Excluding the effects of restructuring and the curtailment gain, the effective income tax rate for the first quarter of 2002 was 39.9 percent, down from the first quarter of 2001 estimated annual effective rate of 40.5 percent.  This decrease was principally due to the adoption of SFAS No. 142 at the beginning of 2002, which eliminated the amortization of goodwill. The company anticipates that its annual effective rate for 2002 will approximate 39.9 percent, excluding the effect of the aforementioned special charges.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations - First Quarter Ended March 31, 2002 (continued)

The company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company.  Therefore, the company recorded no equity in earnings of Henkel-Ecolab in the first quarter of 2002 as compared to $2.3 million of equity in earnings in the first quarter of last year.

Financial Position and Liquidity

Total assets were $2.545 billion at March 31, 2002, an increase of 1 percent over total assets at year-end 2001.  Accounts receivable increased 5 percent since year-end 2001, primarily due to the increase in first quarter 2002 sales for U.S. Institutional and GCS Service operations. Other current liabilities have increased 18 percent since year-end, primarily due to an increase in accruals related to the higher distributor sales volumes in the first quarter of 2002 and restructuring accruals.

Total debt was $717 million at March 31, 2002, down from total debt of $746 million at year-end 2001.  This decrease in total debt was due to debt repayments made during the first quarter of 2002. In February 2002, the company refinanced the commercial paper borrowings through the issuance of 300 million of 5.375 percent Eurobonds, due in 2007.  The ratio of total debt to capitalization was 44 percent at March 31, 2002, compared with 46 percent at December 31, 2001.  The company expects to continue focusing on lowering its debt levels.

Cash provided by operating activities totaled $87 million, an increase of 61 percent over $54 million in the first quarter of last year.  Operating cash flows for 2002 reflected the additional cash flows from businesses acquired, including Henkel-Ecolab.

The company reacquired 5,000 shares of its common stock during the first quarter of 2002 under its authorized share repurchase program plus 16,120 shares reacquired from employees under stock plans.  Shares repurchased are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.3 million shares remain available for repurchase under the company’s authorized program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include anticipated accounting adjustments, restructuring costs, business prospects, financial performance and similar matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the company’s ability to achieve estimated cost savings attributable to the restructuring announced in January 2002; the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, currency movements, including, in particular, the company’s greater exposure to foreign currency risk due to the recent acquisition of Henkel-Ecolab; the occurrence of (i) litigation or claims, (ii) the loss or insolvency of a major customer or distributor, (iii) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets), and (iv) severe weather conditions affecting the food service and the hospitality

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Forward-Looking Statements and Risk Factors (continued)

industries; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings. There can be no assurances that the company’s earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)                                  The following documents are filed as exhibits to this report:

(10)                            Separation Agreement between Ecolab Inc. and Bruno Deschamps, effective March 11, 2002.

(15)                            Letter regarding unaudited interim financial information.

(b)                                 Reports on Form 8-K:

The company filed four Current Reports on Form 8-K during the quarter ended March 31, 2002: (i) dated January 10 and January 28, 2002 to announce certain restructuring and other cost savings actions and related accounting matters; (ii) dated February 7, 2002 to announce the placement of €300,000,000 aggregate principal amount of 5.375% Notes due 2007; and (iii) dated March 1, 2002 to report certain management changes.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 7, 2002	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Separation Agreement between Ecolab Inc. and Bruno Deschamps effective, March 11, 2002.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically