Form 10-Q
period 2002-06-30
ECOLAB INC
filed 2002-08-09
CIK 31462

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒     No    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2002.

129,339,626 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Net sales	$839,230	$586,982

Cost of sales (including special charges of $1,908 in 2002)	413,425	282,598

Selling, general and administrative expenses	315,363	224,332

Special charges	11,818	(192)

Operating income	98,624	80,244

Interest expense, net	11,955	6,816

Income from continuing operations before income taxes and equity in earnings of Henkel-Ecolab	86,669	73,428

Provision for income taxes	35,008	29,737

Equity in earnings of Henkel-Ecolab	—	4,502

Net income	$51,661	$48,193

Basic net income per common share	$0.40	$0.38

Diluted net income per common share	$0.40	$0.37

Dividends declared per common share	$0.135	$0.13

Weighted-average common shares outstanding
Basic	128,905	127,333
Diluted	130,613	130,068

The accompanying notes are an integral part of the consolidated financial information.

	Six Months Ended June 30
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Net sales	$1,625,339	$1,158,381

Cost of sales (including special charges of $7,092 in 2002)	809,370	555,409

Selling, general and administrative expenses	620,308	445,539

Special charges	24,114	(192)

Operating income	171,547	157,625

Interest expense, net	22,467	13,484

Income from continuing operations before income taxes and equity in earnings of Henkel-Ecolab	149,080	144,141

Provision for income taxes	60,378	58,376

Equity in earnings of Henkel-Ecolab	—	6,842

Income from continuing operations before cumulative effect of change in accounting	88,702	92,607

Change in accounting for goodwill and other intangible assets	(4,002)	—

Gain from discontinued operations	1,882	—

Net income	$86,582	$92,607

Basic income per common share
Income from continuing operations	$0.69	$0.73
Change in accounting	(0.03)	—
Gain from discontinued operations	0.01	—
Net income	$0.67	$0.73

Diluted income per common share
Income from continuing operations	$0.68	$0.71
Change in accounting	(0.03)	—
Gain from discontinued operations	0.01	—
Net income	$0.66	$0.71

Dividends declared per common share	$0.27	$0.26

Weighted-average common shares outstanding
Basic	128,655	127,147
Diluted	130,459	130,199

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	June 30 2002	December 31 2001
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$50,792	$41,793

Accounts receivable, net	554,781	514,074

Inventories	288,043	279,785

Deferred income taxes	58,192	53,781

Other current assets	44,263	40,150

Total current assets	996,071	929,583

Property, plant and equipment, net	650,062	644,323

Goodwill	636,034	596,925

Other intangible assets	172,042	178,951

Other assets, net	197,425	175,218

Total assets	$2,651,634	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

(amounts in thousands, except per share)	June 30 2002	December 31 2001
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$174,555	$233,393

Accounts payable	195,159	199,772

Compensation and benefits	139,111	132,720

Income taxes	21,316	18,887

Other current liabilities	309,991	243,180

Total current liabilities	840,132	827,952

Long-term debt	525,251	512,280

Postretirement health care and pension benefits	194,753	183,281

Other liabilities	119,517	121,135

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2002 – 129,256; December 31, 2001 – 127,900)	971,981	880,352

Total liabilities and shareholders’ equity	$2,651,634	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(amounts in thousands)	2002	2001
	(unaudited)

OPERATING ACTIVITIES

Net income	$86,582	$92,607

Cumulative effect of change in accounting	4,002	—

Gain from discontinued operations	(1,882)	—

Income from continuing operations	88,702	92,607

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	92,955	64,450
Amortization	13,347	16,609
Deferred income taxes	(2,502)	(245)
Equity in earnings of Henkel-Ecolab	—	(6,842)
Henkel-Ecolab royalties and dividends	—	14,925
Special charges – asset disposals	4,623	—
Other, net	724	(1,076)
Changes in operating assets and liabilities:
Accounts receivable	(25,866)	(40,809)
Inventories	(2,039)	(7,763)
Other assets	(21,717)	(13,251)
Accounts payable	(6,930)	(9,219)
Other liabilities	78,920	19,053

Cash provided by operating activities	$220,217	$128,439

The accompanying notes are an integral part of the consolidated financial information.

	Six Months Ended June 30
(amounts in thousands)	2002	2001
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(98,493)	$(81,009)
Property disposals	6,176	1,204
Capitalized software expenditures	(1,551)	—
Businesses acquired and investments in affiliates	(22,269)	(7,742)
Other, net	—	2
Cash used for investing activities	(116,137)	(87,545)

FINANCING ACTIVITIES

Notes payable, net	(338,578)	(142,435)
Long-term debt borrowings	257,586	148,845
Long-term debt repayments	(407)	(1,499)
Reacquired shares	(2,112)	(14,395)
Cash dividends on common stock	(34,662)	(33,245)
Other, net, primarily exercise of stock options	22,645	11,154

Cash used by financing activities	(95,528)	(31,575)

Effect of exchange rate changes on cash	447	(139)

INCREASE IN CASH AND CASH EQUIVALENTS	8,999	9,180

Cash and cash equivalents, beginning of period	41,793	43,965

Cash and cash equivalents, end of period	$50,792	$53,145

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Statements

The unaudited consolidated financial statements as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented. Except for adjustments for special charges, an impairment charge and a gain from discontinued operations, these adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year.  The consolidated balance sheet data as of December 31, 2001 were derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

With respect to the unaudited financial information of Ecolab Inc. as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 23, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Selected Balance Sheet Information

(amounts in thousands)	June 30 2002	December 31 2001
	(unaudited)
Inventories
Finished goods	$128,380	$124,657
Raw materials and parts	161,617	156,754
Excess of fifo cost over lifo cost	(1,954)	(1,626)
Total	$288,043	$279,785

Shareholders’ equity
Common stock	$151,101	$149,734
Additional paid-in capital	357,954	319,452
Retained earnings	1,072,828	1,021,049
Deferred compensation, net	(3,346)	(3,676)
Accumulated other comprehensive loss	(93,803)	(95,623)
Treasury stock	(512,753)	(510,584)
Total	$971,981	$880,352

2.       Selected Balance Sheet Information (continued)

Accumulated other comprehensive loss as of June 30, 2002 consists of $1,085,000 of net unrealized gains on financial instruments and $94,889,000 of cumulative translation.  Accumulated other comprehensive loss as of December 31, 2001 consists of $586,000 of net unrealized losses on derivative instruments and $95,037,000 of cumulative translation.

In February 2002, the company issued euro 300 million of 5.375 percent Eurobonds, due 2007.  The net proceeds from this debt issuance of $257.5 million were used to repay outstanding commercial paper.

3.       Financial Instruments

In February 2002, subsequent to the company’s most recent fiscal year-end, the company issued euro 300 million of 5.375% Eurobonds, due February 2007. The issuance of this debt gives rise to foreign currency exposures and in order to manage this risk the company designated a portion (approximately euro 200 million) of this Eurobond debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Eurobonds that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total cumulative transaction losses charged to shareholders’ equity were approximately $12.8 million and $14.1 million for the second quarter and first six months of 2002, respectively.

The company also entered into an interest rate swap agreement in connection with the issuance of its Eurobonds.  This agreement was used to help the company achieve a desired proportion of variable versus fixed rate debt.  The interest rate swap agreement is effective until February 2007 and essentially converts approximately euro 80 million of the Eurobond debt from a fixed interest rate to a floating or variable interest rate.

4.       Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net income	$51,661	$48,193	$86,582	$92,607

Foreign currency translation	23,012	(17,008)	148	(9,576)

Derivative instruments	(778)	73	1,672	(401)

Comprehensive income	$73,895	$31,258	$88,402	$82,630

5.       Reclassifications

In connection with adopting Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer, the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue at the beginning of 2002. Prior year amounts have also been reclassified for consistency purposes.

This reclassification decreased previously reported revenue by approximately $8.8 million for the quarter ended June 30, 2001 and by $18.3 million for the six months ended June 30, 2001.  Also, at the beginning of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales.  Prior year amounts have also been reclassified for consistency purposes.  The impact of this reclassification increased previously reported cost of sales by approximately $7.8 million for the quarter ended June 30, 2001 and by $15.4 million for the six months ended June 30, 2001.  These reclassifications had no impact on previously reported net income.

6.       Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions are to include workforce reductions, facility closings, employee benefit changes and product discontinuations.  A portion of these actions were completed and as a result, the company recorded restructuring expense of $12,125,000 ($7,589,000 after tax), or $0.06 per diluted share for the second quarter of 2002 and restructuring expense of $35,116,000 ($21,878,000 after tax), or $0.17 per diluted share for the first six months of 2002.

The company also incurred non-recurring merger integration costs of  $1,601,000 ($0.01 per diluted share) and $1,881,000 ($0.01 per diluted share) in the second quarter and the first six months of 2002, respectively, related to the integration of European operations.  These costs have also been included as a component of “special charges” on the consolidated statement of income.

Also included in “special charges” on the consolidated statement of income for the first six months of 2002 is a one-time curtailment gain of $5,791,000 related to changes to employee benefit plans made in the first quarter of 2002.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

6.       Special Charges (continued)

The initial restructuring expenses described above and subsequent reductions to the related liability accounts include the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total
Initial expense and accrual	$18,122	$2,999	$1,870	$22,991

Cash payments	(3,867)		(377)	(4,244)

Non-cash charges		(2,999)		(2,999)

Restructuring liability, March 31, 2002	14,255	0	1,493	15,748

Additional expense and accrual	9,458	1,624	1,043	12,125

Cash payments	(3,617)		(694)	(4,311)

Non-cash charges		(1,624)		(1,624)

Restructuring liability, June 30, 2002	$20,096	$0	$1,842	$21,938

Restructuring expenses on the accompanying Consolidated Statement of Income have been included both as a component of “special charges” and a component of “cost of sales.”  Amounts included as a component of “cost of sales” include asset disposals of $1,624,000 and manufacturing related severance of $284,000 for the second quarter.  Year-to-date asset disposals were $4,623,000 and manufacturing related severance was $2,469,000. Restructuring liabilities for employee termination benefits are classified as a component of compensation and benefits in current liabilities and restructuring liabilities for other costs are classified in other current liabilities.

Employee termination benefit expenses in the second quarter of 2002 included 212 personnel reductions through voluntary and involuntary terminations.  Total personnel reductions during the first six months of 2002 were 486 people, with the possibility that some of these people will be replaced in the future.  Individuals were affected through facility closures and consolidation within the corporate administrative functions.

6.       Special Charges (continued)

Asset disposals include inventory and property, plant, and equipment write-downs.  Inventory write-downs for the second quarter and first six months of 2002 were $987,000 and $1,944,000, respectively, and reflect the discontinuance of product lines which are not consistent with the company’s long-term strategies.  Property, plant and equipment write-downs during the second quarter and first six months of 2002 were $637,000 and $2,679,000, respectively, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges include lease termination costs and other miscellaneous exit costs.

The company continues to anticipate additional restructuring expenses during the remainder of 2002, which are expected to result in total pretax charges of $50 million to $60 million for the full year 2002.

7.       Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of approximately $1.9 million (net of income tax benefit of $1.1 million) or $0.01 per diluted share for the six months ended June 30, 2002.

8.       Business Acquisitions and Investments

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

The total cash paid by the company for acquisitions and investments in affiliates during the first six months of 2002 was $22,269,000, the majority of which was paid in the first quarter.

9.       Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands, except per share)	2002	2001	2002	2001
	(unaudited)		(unaudited)

Income from continuing operations	$51,661	$48,193	$88,702	$92,607

Weighted-average common shares outstanding
Basic	128,905	127,333	128,655	127,147
Effect of dilutive stock options and awards	1,708	2,735	1,804	3,052
Diluted	130,613	130,068	130,459	130,199

Income from continuing operations per common share
Basic	$0.40	$0.38	$0.69	$0.73
Diluted	$0.40	$0.37	$0.68	$0.71

Restricted stock awards of approximately 195,000 and 193,000 shares were excluded from the company’s calculation of basic net income per share amounts for the second quarter and six months ended June 30, 2002, respectively, and 365,000 and 372,000 shares were excluded for the second quarter and six months ended June 30, 2001, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 2.1 million and 2.2 million shares for the second quarter and six months ended June 30, 2002, respectively and 2.9 million and 2.8 million shares for the second quarter and six months ended June 30, 2001, were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

10.     Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net Sales
United States Cleaning & Sanitizing	$402,113	$393,621	$794,462	$782,648
Other Services	78,824	69,284	149,314	131,561
Total	480,937	462,905	943,776	914,209
International Cleaning & Sanitizing	355,524	117,755	680,292	227,115
Effect of foreign currency translation	2,769	6,322	1,271	17,057
Consolidated	$839,230	$586,982	$1,625,339	$1,158,381

Operating Income
United States Cleaning & Sanitizing	$68,979	$61,788	$133,919	$122,581
Other Services	9,224	8,205	14,486	13,807
Total	78,203	69,993	148,405	136,388
International Cleaning & Sanitizing	33,675	10,425	53,748	21,245
Corporate expense	(13,726)	(908)	(31,206)	(2,134)
Effect of foreign currency translation	472	734	600	2,126
Consolidated	$98,624	$80,244	$171,547	$157,625

Prior to 2002, the company accounted for its investment in Henkel-Ecolab under the equity method of accounting.  At year-end 2001, the company acquired the remaining 50 percent interest of the Henkel-Ecolab joint venture that it did not previously own, and Henkel-Ecolab became wholly-owned by the company.  The results of operations for the European operations are included with the company’s International Cleaning & Sanitizing segment beginning in the first quarter of 2002.

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2002.

As described in Note 4, sales amounts for 2001 have been adjusted to reflect the adoption of EITF 01-09.

Prior to 2002, corporate expense normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these overhead costs have been included in the International Cleaning & Sanitizing segment due to the acquisition of Henkel-Ecolab at year-end 2001.  Corporate expense in 2002 includes restructuring and integration charges of approximately $13.7 million for the second quarter and approximately $37.0 million for the six months ended June 30, 2002, as well as a curtailment gain of approximately $5.8 million due to benefit plan changes for the six months ended June 30, 2002. These items are described in Note 6.

11.     Equity in Earnings of Henkel-Ecolab

Certain financial data of Henkel-Ecolab and the components of the company’s equity in earnings of Henkel-Ecolab were as follows:

(amounts in thousands)	Second Quarter Ended June 30 2001	Six Months Ended June 30 2001
	(unaudited)	(unaudited)

Henkel-Ecolab

Net sales	$219,169	$419,686

Gross profit	103,469	196,896

Income before income taxes	19,155	29,774

Net income	$11,039	$17,988

Ecolab equity in earnings

Ecolab equity in net income	$5,519	$8,994

Ecolab royalty income from Henkel-Ecolab, net of income taxes	551	1,033

Amortization expense for the excess of cost over the underlying net assets of Henkel-Ecolab	(1,568)	(3,185)

Equity in earnings of Henkel-Ecolab	$4,502	$6,842

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

11.     Equity in Earnings of Henkel-Ecolab (continued)

The following unaudited pro forma financial information reflects the consolidated results of the company and Henkel-Ecolab assuming the acquisition had occurred at the beginning of 2001.

(amounts in thousands, except per share)	Second Quarter Ended June 30 2001	Six Months Ended June 30 2001
	(unaudited)	(unaudited)

Net sales	$806,151	$1,578,067

Net income	49,967	93,217

Diluted net income	$0.38	$0.72

The unaudited pro forma results are presented for information purposes only. These unaudited pro forma results also do not include the benefits of improvements from synergies the company anticipates it will realize nor do they reflect the effects of SFAS No. 142 on 2001 results.  The results are not necessarily indicative of results that would have occurred had the acquisition been completed at the beginning of 2001, nor are they necessarily indicative of future operating results.

12.     New Accounting Standards

Effective July 1, 2001, the company adopted (retroactive to January 1, 2002) the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of discontinuing amortization of these assets on the second quarter ended June 30, 2002 was to increase net income by approximately $7.3 million, or $0.06 for basic and diluted income per share.  The effect of this change for the six-month period was to increase net income by approximately $14.6 million, or $0.11 for basic and diluted income per share.  This amount includes the additional goodwill amortization that would have been reflected for all acquisitions that occurred after June 30, 2001.  The additional goodwill was primarily due to the acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture, and also included several small acquisitions.  The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first six months of 2001.  Prior to year-end 2001, the consolidated financial statements of the company did not include all of the goodwill associated with the Henkel-Ecolab acquisition.  It only reflected the 50 percent interest of the joint venture that the company owned under the equity method of accounting.

12.     New Accounting Standards (continued)

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands, except per share)	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net income
Reported net income	$51,661	$48,193	$86,582	$92,607
Goodwill amortization (net of tax effect)	—	3,661	—	7,322
Goodwill amortization reflected in equity in earnings of Henkel-Ecolab (net of tax effect)	—	955	—	1,910
Adjusted net income	$51,661	$52,809	$86,582	$101,839

Basic earnings per share
Reported basic earnings per share	$0.40	$0.38	$0.67	$0.71
Goodwill amortization (net of tax effect)	—	0.04	—	0.07
Adjusted basic earnings per share	$0.40	$0.42	$0.67	$0.78

Diluted earnings per share
Reported diluted earnings per share	$0.40	$0.37	$0.66	$0.68
Goodwill amortization (net of tax effect)	—	0.04	—	0.07
Adjusted diluted earnings per share	$0.40	$0.41	$0.66	$0.75

Ecolab was required to test all existing goodwill for impairment as of January 1, 2002 on a reporting unit basis.  The company’s reporting units are its operating segments.  Under SFAS No. 142, the fair value approach was used to test goodwill for impairment.  This method differs from Ecolab’s prior policy of using an undiscounted cash flows method for testing goodwill impairment.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value.  Fair values of reporting units were established using a discounted cash flow method.  Where available and as appropriate, comparative market multiples were used to corroborate the results of the discounted cash flow method.

The result of testing goodwill for impairment in accordance with SFAS No. 142, was a non-cash charge of $4.0 million ($0.03 per share), which is reported in the caption “Change in accounting for goodwill and other intangible assets.”  In accordance with the provisions of SFAS No. 142, this amount was reflected retroactively to January 1, 2002.  Therefore, it has not been reflected in the second quarter results.  All of the impairment charge relates to the Africa/Export reporting unit, which is part of International Cleaning and Sanitizing segment.  The primary factor

12.     New Accounting Standards (continued)

resulting in the impairment charge was the difficult economic environment in the region.  No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

The following provides additional information concerning the company’s other intangible assets as of June 30 2002 (amounts in thousands):

	June 30 2002	December 31 2001
(amounts in thousands)	(unaudited)

Amortized intangible assets:
Customer relationships	$107,399	$104,277
Intellectual property	73,135	71,069
Other	51,158	60,181
Total	231,692	235,527
Accumulated amortization	(59,650)	(56,576)
Other intangible assets, net	$172,042	$178,951

Certain identifiable intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

The other identifiable intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from three to 30 years).  The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarter and six months ended June 30, 2002 was approximately $4.3 million and $8.5 million, respectively.  Total amortization expense related to other intangible assets during the second quarter and six months ended June 30, 2001 was approximately $1.9 million and $2.9 million, respectively.  As of June 30, 2002, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

Fiscal Year
Remainder 2002 (six-month period)	$8,247
2003	16,144
2004	11,860
2005	11,578
2006	11,185
2007	10,938

13.     Transitional Disclosure to Previously Issued Annual Financial Statements

The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if SFAS No. 142 had been in effect during the years ended December 31, 2001, 2000 and 1999.

(amounts in thousands, except per share)	2001	2000	1999

Net income
Reported net income	$188,170	$206,127	$175,786
Goodwill amortization (net of tax effect)	14,652	13,797	12,048
Goodwill amortization reflected in equity in earnings of Henkel-Ecolab (net of tax effect)	3,819	3,965	4,583
Adjusted net income	$206,641	$223,889	$192,417

Basic earnings per share
Reported basic earnings per share	$1.48	$1.61	$1.36
Goodwill amortization (net of tax effect)	0.14	0.14	0.13
Adjusted basic earnings per share	$1.62	$1.75	$1.49

Diluted earnings per share
Reported diluted earnings per share	$1.45	$1.56	$1.31
Goodwill amortization (net of tax effect)	0.14	0.13	0.12
Adjusted diluted earnings per share	$1.59	$1.70	$1.43

Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

14.     Retroactive Adjustment to First Quarter 2002 Due to a Change in Accounting

The amounts for the three months ended March 31, 2002 shown below reflect the effect of recording the impairment charge upon adopting the provisions of SFAS No. 142 retroactively to January 1, 2002.

(amounts in thousands, except per share)	First Quarter Ended March 31 2002

Net income as originally reported	$38,923
Change in accounting for goodwill and other intangible assets	(4,002)
Net income as restated	$34,921

Basic net income per share as originally reported	$0.30
Change in accounting for goodwill and other intangible assets	(0.03)
Basic net income per share as restated	$0.27

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 2002, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2002 and 2001, and of cash flows for the six-month periods ended June 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

July 23, 2002

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

Results of Operations - Second Quarter and Six Months Ended June 30, 2002

Financial results for the first six months of 2002 include several unusual items, most notably (i) a transitional impairment charge from the adoption of SFAS No. 142, (ii) a one-time gain from benefit plan changes, (iii) special charges related to restructuring and the integration of the European operations and (iv) a gain from discontinued operations.  Comparison of results with those of a year ago is also affected by the adoption of SFAS No. 142 (the elimination of goodwill amortization) and the acquisition and consolidation of the former European joint venture at the end of last year. The company has published certain historical unaudited pro forma financial information for 2001 to assist investors in understanding the pro forma effects of the adoption of SFAS No. 142, the acquisition of the former joint venture as well as the effects of certain reclassifying adjustments.

In connection with adopting Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue at the beginning of 2002. Prior year results have been reclassified for consistency purposes, the impact of which decreased previously reported revenue by approximately $8.8 million for the second quarter of 2001 and $18.3 million for the six months ended June 30, 2001. Also at the beginning of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales.  Prior year results have been reclassified for consistency purposes, the impact of which increased cost of sales by approximately $7.8 million for the second quarter of 2001 and $15.4 million for the six months ended June 30, 2001. These reclassifications had no impact on previously reported net income. The following management discussion reflects these reclassifications.

The information included in the following table is not intended to be presented in accordance with SEC guidelines for pro forma financial information and should not be construed as an alternative to the reported results determined in accordance with accounting principles generally accepted in the United States of America. It is provided to assist in an investor’s understanding of the impact of the aforementioned items on the comparability of the company’s operations.  The table below is an analysis that reflects as reported amounts as well as pro forma amounts that reflect the impact to ongoing operations of the items noted above.

	Second Quarter Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(unaudited)		(unaudited)
(Diluted earnings per share)

Proforma income from ongoing operations as described below	$0.46	$0.42	$0.83	$0.79

Proforma adjustments:
Acquisition of Europe joint venture	—	(0.01)	—	(0.01)
Adoption of SFAS No. 142 - to eliminate goodwill amortization	—	(0.04)	—	(0.07)
Adoption of SFAS No. 142 - transitional impairment charge*	—	—	(0.03)	—
One-time gain from benefit plan changes	—	—	0.03	—
Special charges	(0.07)	—	(0.18)	—
Discontinued operations	—	—	0.01	—

Net income, as reported	$0.40	$0.37	$0.66	$0.71

Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

*Retroactive to January 1, 2002

Consolidated net sales for the second quarter ended June 30, 2002 were $839 million, an increase of 43 percent over net sales of $587 million in the second quarter of last year.  For the first six months of 2002, net sales increased 40 percent to $1.625 billion from $1.158 billion in the comparable period of 2001.  Excluding acquisitions (primarily Henkel-Ecolab), consolidated net sales increased 2 percent in the second quarter and 1 percent for the first six months of 2002.  The acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture and consolidation beginning in 2002 accounted for nearly all of the acquisition-related increase in consolidated net sales.  Changes in currency translation negatively impacted sales growth by approximately 1 percentage point for both the quarter and six months ended June 30, 2002. Sales benefited from new products and focused sales efforts.

For the second quarter of 2002, the gross profit margin was 50.7 percent of net sales, down from last year’s second quarter gross profit margin of 51.9 percent.  For the six-month periods, the gross profit margins were 50.2 percent in 2002 and 52.1 percent in 2001.  Gross profit margins on a pro forma basis (reflecting the acquisition of Henkel-Ecolab) for 2001 were 50.5 percent for the second quarter and 50.6 percent for the first six months of 2001.  The decrease in gross profit margin reflected certain restructuring charges included in cost of sales of $1.9 million and $7.1 million for the second quarter and first six months of 2002, respectively.  Excluding these restructuring charges, the gross profit margin would have been 51.0 percent for the second quarter and 50.6 percent for the six months ended June 30, 2002.  Excluding the impact of restructuring charges, Ecolab’s gross profit margin for the U.S. divisions increased 90 basis points for the quarter and 40 basis points for the first six months of 2002.  The gross profit margin also reflects the acquisition of the European business.  Since Ecolab’s European operations gross profit margin is lower than the rest of Ecolab’s, it has the effect of lowering the overall gross profit margin.  Europe’s gross profit margin was partially affected by the amount of the inventory step up recorded in purchase accounting since such inventory was sold during the first quarter and is impacting the year-to-date margin.

Selling, general and administrative expenses were 37.6 percent of consolidated net sales for the second quarter of 2002, a decrease from 38.2 percent of net sales in the comparable quarter of last year.  For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 38.2 percent in 2002 from 38.5 percent in 2001. Selling, general and administrative margins on a pro forma basis (reflecting the acquisition of Henkel-Ecolab) for 2001 were 37.8 percent for the second quarter and 38.2 percent for the first six months of 2001.  This reflects the benefits of the company’s aggressive cost reduction actions, including savings from the restructuring activities discussed below.

During the first quarter of 2002, management approved various restructuring and other cost-saving actions in order to streamline and improve the company’s global operations.  These initiated and anticipated actions are expected to result in pretax charges of $50 million to $60 million in 2002. These charges will be partially offset by a curtailment gain attributable to certain benefit plan changes. The benefit plan changes resulted in a curtailment gain of $5.8 million in the first quarter of 2002 ($3.5 million after tax, or $0.03 per diluted share).  The change in the benefit plan will also result in approximately $16 million of net unrealized gains that are expected to be amortized over 8 years and reduce future benefit costs.  The restructuring is expected to include a reduction of the company’s global workforce by approximately 2 percent during 2002, the closing of several facilities, the discontinuance of selected product lines and other potential actions.  As a result of actions completed, the company recorded restructuring expenses and other special charges totaling $13.7 million in the second quarter of 2002 ($8.7 million after tax, or $0.07 per diluted share) and $37.0 million for the six months ended June 30, 2002 ($23.2 million after tax, or $0.18 per diluted share).  The expected cost savings related to restructuring activities have begun in 2002 and will have a full impact in 2003.  Restructuring savings were $4.1 million ($2.5 million after tax, or $0.02 per diluted share) for the second quarter and $5.3 million ($3.2 million after tax, or $0.02 per diluted share) for the six months ended June 30, 2002.  Upon completion of the plan, the company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax).  The company expects to reinvest some of these savings in the business.  Further details related to these restructuring expenses are included in the notes to unaudited consolidated financial statements.

Net income totaled $52 million, for the second quarter of 2002 and $48 million for the comparable period of 2001.  On a per share basis, diluted net income per common share was $0.40 for the second quarter of 2002 and increased 8 percent over diluted net income per share of $0.37 in the second quarter of last year.  For the first six months of 2002, net income was $87 million as compared to net income of $93 million in the comparable period of last year.  Diluted net income per share decreased 7 percent to $0.66 for the six months ended June 30, 2002 from $0.71 for the first six months of last year.  The increase in second quarter and decrease in year-to-date earnings reflects several one-time items. In the second quarter of 2002, net income included restructuring charges of $8.7 million after tax ($0.07 per diluted share).  In the first six months of 2002, net income included restructuring charges of $23.2 million after tax ($0.18 per diluted share), a curtailment gain of $3.5 million after tax ($0.03 per diluted share), a gain from discontinued operations of $1.9 million after tax ($0.01 per diluted share) and a SFAS No. 142 transitional impairment charge of $4.0 million after tax ($0.03 per diluted share).  Net income was also negatively affected by higher net interest expense due to higher borrowings primarily to finance the company’s Henkel-Ecolab acquisition.  Currency translation had an immaterial impact on net income for the second quarter and first six months of 2002.  Excluding the transitional impairment charge, the curtailment gain, the restructuring charges and discontinued operations, diluted income per share from ongoing operations was $0.46 for the second quarter and $0.83 for the first six months of 2002, which compares to diluted income of $0.42 per share on a pro forma basis for the second quarter and $0.79 for the first six months of 2001 as described in the pro forma analysis above.

Among the changes affecting the comparison of 2002 net income to 2001 are the acquisition of Henkel-Ecolab at year-end 2001 and the adoption of SFAS No. 142 at the beginning of 2002.  The company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company. If the European operations had been consolidated with Ecolab for the second quarter and first six months of 2001, the effect would have been an increase in diluted income per share of $0.01 for both the second quarter and the first six months of 2001.  Also, effective January 1, 2002, the company adopted the provisions of SFAS No. 142.  As a result, the company discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing.  Retroactive application of

SFAS No. 142 is not permitted.  However, if SFAS No. 142 had been applied to the second quarter and first six months of 2001, diluted income per share would have increased by $0.04 for the second quarter and $0.07 for the first six months of 2001.

Sales of the company’s United States Cleaning & Sanitizing operations were $402 million, an increase of 2 percent compared with sales of $394 million in the second quarter of last year.  United States Cleaning & Sanitizing sales were $794 million for the first six months of 2002, up 2 percent over net sales of $783 million in the comparable period of last year.  Sales benefited from good growth in sales of Institutional and Kay operations, which were partially offset by lower sales in Professional Products.  Selling price increases during the second quarter and first six months of 2002 were not significant. Sales of the company’s Institutional division increased 4 percent for the second quarter and 3 percent for the first six months of 2002.  Institutional’s results included an increase in customer purchases in all market segments over the first quarter.  Kay’s U.S. operations reported sales growth of 4 percent for the second quarter and 6 percent for the six-month period. Kay’s sales increases reflect strong growth in its food retail services business as well as solid growth in sales to its core quickservice customers.  Textile Care sales increased 2 percent for the second quarter and were flat for the first six months of 2002.  Improved customer retention and new products have helped contribute to this increase in the second quarter.  Sales of Professional Products operations decreased 9 percent for the second quarter and 11 percent for the six-month period.  The sales decrease reflects a comparison against a good second quarter in 2001, which benefited from new supply agreements in its janitorial business, and a planned restructuring of the JaniSource business to wholesale only in 2002. Water Care sales increased 2 percent for the second quarter and decreased 1 percent for the six-month period.  Water Care’s results have been hampered by tough economic conditions, cost cutting by customers and customer consolidations.  The company’s Food & Beverage operations reported a sales increase of 1 percent for the second quarter and a decrease of 2 percent for the six-month period.  Good results in the sales to the beverage market and sales from new product offerings were offset by slow growth and consolidation in the food markets. Vehicle Care sales were flat for the second quarter and increased 3 percent for the first six months of 2002.  The increase in year-to-date sales is primarily from new business with major oil companies.

Sales of the company’s United States Other Services operations totaled $79 million for the second quarter of 2002, an increase of 14 percent over net sales of $69 million in the second quarter of last year.  United States Other Services sales were $149 million for the first six months of 2002, an increase of 13 percent over net sales of $132 million in the comparable period of last year.  Excluding acquisitions, sales grew 2 percent for both the quarter and six months ended June 30, 2002.  Pest Elimination sales increased 6 percent for both the second quarter and six-month period of 2002 with double-digit sales growth in non-contract services being offset by a slow-down in new contract sales. GCS Service sales increased 24 percent for the second quarter and 23 percent for the first six months of 2002.

Excluding the effects of acquisitions, GCS sales decreased 4 percent for both the second quarter and six-month period as the division focused on building new sales capability and implementation of its nation-wide operating procedures.  United States Other Services also includes modest sales from the addition of Ecosure operations in January 2002.

Management rate sales for the company’s International Cleaning & Sanitizing operations were $356 million for the second quarter of 2002, an increase of 202 percent over sales of $118 million in the comparable quarter of last year.  For the first six months of 2002, sales increased 200 percent to $680 million from $227 million during the comparable period last year.  Excluding the effects of acquisitions (primarily Henkel-Ecolab), sales increased 3 percent for the second quarter and 4 percent for the six-month period.  International Cleaning & Sanitizing includes European sales of $233 million for the second quarter and $443 million for the first six months of 2002.  Prior to 2002, the company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting.  European sales, although not consolidated prior to 2002, increased 6 percent for the second quarter and 7 percent for the six months ended June 30, 2002.  Sales in the Asia Pacific region increased 2 percent over both the comparable quarter and six-month period of last year.  New Zealand and Southeast Asia had double-digit sales increases and Northeast Asia showed good sales growth for the quarter. Acquisitions had a minimal effect on sales for the quarter and year to date for Asia Pacific.  Latin America sales rose 10 percent for both the second quarter and the six-month period with good results in Brazil, Mexico and Central America. Excluding acquisitions, Latin America sales increased 7 percent for both the second quarter and the six-month period. Sales in Canada increased 4 percent for the second quarter of 2002 and 6 percent for the six-month period with good growth in sales to the institutional market. Africa/Export sales decreased 5 percent for the second quarter and 4 percent for the six-month period with good growth in South Africa being offset by weakness in Israel.

Operating income of the company’s United States Cleaning & Sanitizing operations was $69 million for the second quarter of 2002, an increase of 12 percent over operating income of $62 million in the second quarter of last year.  For the first six months of 2002, operating income was $134 million, an increase of 9 percent over operating income of $123 million in the comparable period of last year.  The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 17.2 percent of sales from 15.7 percent of net sales in the second quarter of last year and increased to 16.9 percent of sales from 15.7 percent of net sales for the six-month period.  Operating income in 2001 does not reflect the effect of SFAS No. 142, and includes amortization expenses related to goodwill of $2.6 million in the second quarter and $5.2 million for the six-month period.  If the provisions of SFAS No. 142 had been applied retroactively to January 1, 2001, operating income for the United States Cleaning & Sanitizing operations would have increased 7 percent for the second quarter and 5 percent for the first six months. If SFAS No. 142 had been applied during

2001, the operating income margin for the U.S. Cleaning & Sanitizing operations would have been 16.4 percent of sales for the second quarter of last year and 16.3 percent of net sales for the first six months of 2001.  The improvement in operating income margins reflected tight cost controls, savings from cost reduction initiatives, the sale of new products, and the impact of adopting SFAS No. 142.

Second quarter 2002 operating income of United States Other Services was $9 million, an increase of 12 percent over the second quarter of last year. For the six-month period, operating income was $14 million, an increase of 5 percent over the comparable period last year.  Operating income in 2001 does not reflect the effect of SFAS No. 142 and includes $0.5 million of amortization expenses related to goodwill in the second quarter and $0.9 million for the six-month period.  Excluding acquisitions and the effects of SFAS No. 142, operating income increased 2 percent over the comparable quarter of last year and decreased 4 percent for the six-month period.  The operating income margin for United States Other Services decreased slightly to 11.7 percent of net sales from 11.8 percent in the second quarter of last year and decreased to 9.7 percent of net sales from 10.5 percent for the six-month period of last year.  Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, the operating income margin for United States Other Services decreased to 12.4 percent of sales from 12.5 percent in the second quarter of last year and decreased to 10.5 percent of net sales from 11.2 percent for the six-month period.  Pest Elimination had strong operating income growth while operating income for GCS declined due to continued investments in the division’s infrastructure and systems.

Operating income of International Cleaning & Sanitizing operations was $34 million for the second quarter of 2002 and increased 223 percent over operating income of $10 million in the second quarter of last year.  For the first six months of 2002, operating income was $54 million and increased 153 percent over operating income of $21 million in the comparable period of last year.  Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, operating income increased 14 percent over the comparable quarter of last year and decreased 2 percent for the six-month period.  The operating income margin increased to 9.5 percent of net sales in the second quarter of 2002 from 8.9 percent in the comparable period of last year, and for the six-month period ended June 30, 2002, decreased to 7.9 percent of net sales from 9.4 percent in the comparable period of last year. Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, the operating income margin for International increased to 11.0 percent of net sales from 10.0 percent in the second quarter of last year and decreased to 9.9 percent of net sales from 10.5 percent for the six-month period.  Significant operating income growth and margin improvement during the second quarter in Asia Pacific, Latin America and Canada contributed to the increase in the second quarter.

Corporate operating expense was $13.7 million for the second quarter of 2002 as compared to $0.9 million for the comparable quarter last year.  For the six-month period, corporate operating expense was $31.2 million as compared to corporate operating income of $2.1 million for the comparable period last year. In prior years, corporate operations normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these expenses were included in International Cleaning & Sanitizing operating segment.  The amount remaining in corporate operating expense in the second quarter and first six months of 2002 included restructuring and merger integration costs of $13.7 million and $37.0 million, respectively, which were partially offset by a curtailment gain of $5.8 million in the first quarter and first six months of 2002 related to benefit plan changes.

Net interest expense totaled $12.0 million in the second quarter of 2002, an increase of 75 percent over net interest expense of $6.8 million in the second quarter of 2001.  For the six-month period, net interest expense was $22.5 million, an increase of 67 percent over net interest expense of $13.5 million in the six-month period of 2001.  This increase is primarily due to higher debt levels incurred at year-end 2001 to finance the acquisition of the remaining 50 percent interest of Henkel-Ecolab which Ecolab did not previously own.

The provision for income taxes for the first six months of both 2002 and 2001 reflected an effective income tax rate of 40.5 percent. Excluding the effects of special charges, the estimated annual effective income tax rate related to ongoing operations was 39.9 percent for the first six months of 2002. This decrease was principally due to the adoption of SFAS No. 142 at the beginning of 2002, which eliminated the amortization of goodwill and related income tax effects.

The company included the results of Henkel-Ecolab operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company.  Therefore, the company recorded no equity in earnings of Henkel-Ecolab in the second quarter or first six months of 2002 as compared to $4.5 million of equity in earnings in the second quarter of last year and $6.8 million for the six months ended June 30, 2001.

Financial Position and Liquidity

Total assets were $2.652 billion at June 30, 2002, an increase of 5 percent over total assets at year-end 2001.  Accounts receivable have increased 8 percent since year-end 2001, primarily due to the increase in 2002 Institutional sales for the first six months of 2002.  Other current liabilities have increased since year-end primarily due to an increase in restructuring accruals and accruals related to the higher distributor sales volumes in the first six months of 2002.

Financial Position and Liquidity (continued)

Total debt was $700 million at June 30, 2002, down from total debt of $746 million at year-end 2001.  This decrease in total debt was principally due to debt repayments made during the first six months of 2002.  In February 2002, the company refinanced certain commercial paper borrowings through the issuance of 300 million euros (approximately $258 million of net proceeds) of 5.375 percent notes, due in 2007.  The ratio of total debt to capitalization was 42 percent at June 30, 2002, compared to 46 percent at December 31, 2001.

Cash provided by operating activities totaled $220 million, an increase of 71 percent over $128 million for the first six months of last year.  Operating cash flows for 2002 reflected the additional cash flows from businesses acquired, including Henkel-Ecolab.

The company reacquired 35,000 shares of its common stock during the first six months of 2002 under its authorized share repurchase program plus 19,420 shares reacquired from employees under stock plans.  Shares repurchased are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.3 million shares remain available for repurchase under the company’s authorized program.

Market Risk

The company uses interest rate swaps, forward contracts, swaps and foreign currency options to manage risks generally associated with foreign exchange rate and interest rate volatility.  All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  Instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.  The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.  For a more detailed discussion of derivative instruments, refer to the company’s 2001 Annual Report on Form 10-K.

In February 2002, subsequent to the company’s most recent fiscal year-end, the company issued euro 300 million of 5.375% Eurobonds, due February 2007. The issuance of this debt gives rise to foreign currency exposures and in order to manage this risk the company designated a portion (approximately euro 200 million) of this Eurobond debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Eurobonds that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total cumulative transaction losses charged to shareholders’ equity were approximately $12.8 million and $14.1 million for the second quarter and first six months of 2002, respectively.

Market Risk (continued)

The company also entered into an interest rate swap agreement in connection with the issuance of its Eurobonds.  This agreement was used to help the company achieve a desired proportion of variable versus fixed rate debt.  The interest rate swap agreement is effective until February 2007 and essentially converts approximately euro 80 million of the Eurobond debt from a fixed interest rate to a floating or variable interest rate.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include anticipated restructuring expenses and cost savings, strengthening markets, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the possibility that the company’s actual costs for its previously announced restructuring and integration activities will differ from current estimates set forth herein; the costs and effects of complying with (i) laws and regulations relating to the environment and to manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, the company’s greater exposure to foreign currency risk due to the recent acquisition of Henkel-Ecolab; the occurrence of (i) litigation or claims,

Forward-Looking Statements and Risk Factors (continued)

(ii) the loss or insolvency of a major customer or distributor, (iii) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets) and (iv) severe weather conditions affecting the food service and the hospitality industries; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that company’s earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.

Lubricant Litigation Settlement:  As last reported in the company’s Annual Report on Form 10-K for the year ended December 31, 2001, DiverseyLever, Inc. filed suit against the company in Federal District Court, Eastern District of Michigan, Southern Division on July 1, 1996.  The suit alleged that two company products, which lubricate plastic beverage bottles, infringed two patents held by Diversey Lever.  In April 2002, the litigation was settled on terms not materially adverse to the company.

Item 4.             Submission of Matters to a Vote of Security Holders.

The company’s Annual Meeting of Stockholders was held on May 10, 2002.  At the meeting, 89.3% of the outstanding shares of the company’s voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class I Directors for a term ending at the annual meeting in 2005.  The four persons nominated by the company’s Board of Directors received the following votes and were elected:

Name	For	Withheld
Stefan Hamelmann	112,610,468	2,579,813
James J. Howard	112,996,847	2,193,434
Jerry W. Levin	113,494,391	1,695,890
Robert L. Lumpkins	113,037,013	2,153,268

In addition, the terms of office of the following directors continued after the meeting: Class II Directors for a term ending in 2003 - Leslie S. Biller, Jerry A. Grundhofer, Jochen Krautter and Allan L. Schuman; and Class III Directors for a term ending in 2004 - William L. Jews; Joel W. Johnson and Ulrich Lehner.

The second proposal voted upon was to adopt the company’s 2002 Stock Incentive Plan (the “Plan”).  The proposal received the following votes and the Plan was adopted:

For	Against	Withheld	Broker Non-Votes

86,444,386	14,082,182	837,372	13,826,341

The third proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent accountants for the year ending December 31, 2002.

The proposal received the following votes and was ratified:

For	Against	Withheld
108,692,359	5,812,288	685,634

As to the first and third proposals, there were no broker non-votes.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           The following documents are filed as exhibits to this report:

(10)                             Ecolab Inc. 2002 Stock Incentive Plan.

(15)                             Letter regarding unaudited interim financial information.

(99)                             Certification of Chief Executive Officer and Chief Financial Officer.

(b)                                 Reports on Form 8-K:

During the quarter ended June 30, 2002 the company furnished two Current Reports to the SEC under Item 9 of Form 8-K.  The reports were dated April 10, 2002 and May 24, 2002 and pertained to the publication on the company’s website of certain unaudited pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 9, 2002	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Ecolab Inc. 2002 Stock Incentive Plan.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(99)	Certification of Chief Executive Officer and Chief Financial Officer	Filed herewith electronically