Form 10-Q
period 2002-09-30
ECOLAB INC
filed 2002-11-08
CIK 31462

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2002.

129,566,265 shares of common stock, par value $1.00 per share.

Table of Contents

PART I	FINANCIAL INFORMATION
	•	Item 1.		Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Notes to Consolidated Financial Statements
		•	1.	Consolidated Financial Statements
		•	2.	Selected Balance Sheet Information
		•	3.	Financial Instruments
		•	4.	Comprehensive Income
		•	5.	Reclassifications
		•	6.	Special Charges
		•	7.	Gain from Discontinued Operations
		•	8.	Business Acquisitions and Investments
		•	9.	Income Per Common Share
		•	10.	Operating Segments
		•	11.	Equity in Earnings of Henkel-Ecolab
		•	12.	New Accounting Standards
		•	13.	Transitional Disclosure to Previously Issued Annual Financial Statements
	•	Report of Independent Accounts
	•	Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations.
		•	Results of Operation
		•	Financial Position and Liquidity
	•	Item 3.		Quantitative and Qualitative Disclosures About Market Risk.
	•	Item 4.		Controls and Procedures.
	•	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
	•	Item 6.		Exhibits and Reports on Form 8-K.
		•	Exhibit 15
		•	Exhibit 99

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended September 30
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Net sales	$894,866	$607,631

Cost of sales (including special charges of $301 in 2002)	434,195	288,669

Selling, general and administrative expenses	327,666	224,899

Special charges	2,109	(53)

Operating income	130,896	94,116

Interest expense, net	10,988	7,010

Income before income taxes and equity in earnings of Henkel-Ecolab	119,908	87,106

Provision for income taxes	47,826	35,279

Equity in earnings of Henkel-Ecolab	—	5,434

Net income	$72,082	$57,261

Basic net income per common share	$0.56	$0.45

Diluted net income per common share	$0.55	$0.44

Dividends declared per common share	$0.135	$0.13

Weighted-average common shares outstanding
Basic	129,287	127,675
Diluted	130,611	129,809

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended September 30
(amounts in thousands, except per share)	2002	2001
	(unaudited)

Net sales	$2,520,205	$1,766,012

Cost of sales (including special charges of $7,393 in 2002)	1,243,565	844,078

Selling, general and administrative expenses	947,974	670,438

Special charges	26,223	(245)

Operating income	302,443	251,741

Interest expense, net	33,455	20,494

Income from continuing operations before income taxes and equity in earnings of Henkel-Ecolab	268,988	231,247

Provision for income taxes	108,204	93,655

Equity in earnings of Henkel-Ecolab	—	12,276

Income from continuing operations before cumulative effect of change in accounting	160,784	149,868

Change in accounting for goodwill and other intangible assets	(4,002)	—

Gain from discontinued operations	1,882	—

Net income	$158,664	$149,868

Basic income per common share
Income from continuing operations	$1.25	$1.18
Change in accounting	(0.03)	—
Gain from discontinued operations	0.01	—
Net income	$1.23	$1.18

Diluted income per common share
Income from continuing operations	$1.23	$1.15
Change in accounting	(0.03)	—
Gain from discontinued operations	0.01	—
Net income	$1.22	$1.15

Dividends declared per common share	$0.405	$0.39

Weighted-average common shares outstanding
Basic	128,866	127,323
Diluted	130,563	130,096

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	September 30 2002	December 31 2001
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$95,462	$41,793

Accounts receivable, net	571,406	514,074

Inventories	296,295	279,785

Deferred income taxes	60,099	53,781

Other current assets	49,365	40,150

Total current assets	1,072,627	929,583

Property, plant and equipment, net	657,820	644,323

Goodwill	650,100	596,925

Other intangible assets	182,469	178,951

Other assets, net	202,566	175,218

Total assets	$2,765,582	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	September 30 2002	December 31 2001
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$132,350	$233,393

Accounts payable	205,391	199,772

Compensation and benefits	157,437	132,720

Income taxes	36,081	18,887

Other current liabilities	311,089	243,180

Total current liabilities	842,348	827,952

Long-term debt	539,636	512,280

Postretirement health care and pension benefits	206,373	183,281

Other liabilities	124,536	121,135

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: September 30, 2002 – 129,445; December 31, 2001 – 127,900)	1,052,689	880,352

Total liabilities and shareholders’ equity	$2,765,582	$2,525,000

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
(amounts in thousands)	2002	2001
	(unaudited)

OPERATING ACTIVITIES

Net income	$158,664	$149,868

Cumulative effect of change in accounting	4,002	—

Gain from discontinued operations	(1,882)	—

Income from continuing operations	160,784	149,868

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	139,664	97,464
Amortization	20,919	24,668
Deferred income taxes	(3,203)	2,209
Equity in earnings of Henkel-Ecolab	—	(12,276)
Henkel-Ecolab royalties and dividends	—	15,459
Special charges – asset disposals	4,810	—
Other, net	630	(1,732)
Changes in operating assets and liabilities:
Accounts receivable	(30,531)	(59,491)
Inventories	(5,325)	(6,392)
Other assets	(31,331)	(25,393)
Accounts payable	(5,900)	(2,236)
Other liabilities	117,443	53,501

Cash provided by operating activities	$367,960	$235,649

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended September 30
(amounts in thousands)	2002	2001
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(145,459)	$(118,534)
Property disposals	5,858	1,894
Capitalized software expenditures	(2,150)	—
Businesses acquired and investments in affiliates	(21,606)	(12,398)
Other, net	—	(405)
Cash used for investing activities	(163,357)	(129,443)

FINANCING ACTIVITIES

Notes payable, net	(370,796)	(144,198)
Long-term debt borrowings	257,624	149,817
Long-term debt repayments	(917)	(1,672)
Reacquired shares	(9,004)	(31,852)
Cash dividends on common stock	(52,108)	(49,820)
Other, net, primarily exercise of stock options	22,997	17,427

Cash used for financing activities	(152,204)	(60,478)

Effect of exchange rate changes on cash	1,270	152

INCREASE IN CASH AND CASH EQUIVALENTS	53,669	45,880

Cash and cash equivalents, beginning of period	41,793	43,965

Cash and cash equivalents, end of period	$95,462	$89,845

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidated Financial Statements

The unaudited consolidated financial statements as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented. Except for adjustments for special charges, a goodwill impairment charge and a gain from discontinued operations, these adjustments consisted of normal, recurring items. The financial results for any interim period are not necessarily indicative of results for the full year.  The consolidated balance sheet data as of December 31, 2001 was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2001.

With respect to the unaudited financial information of Ecolab Inc. as of September 30, 2002 and for the third quarter and nine-month periods ended September 30, 2002 and 2001, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 22, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.     Selected Balance Sheet Information

(amounts in thousands)	September 30 2002	December 31 2001
	(unaudited)
Inventories
Finished goods	$131,032	$124,657
Raw materials and parts	167,398	156,754
Excess of fifo cost over lifo cost	(2,135)	(1,626)
Total	$296,295	$279,785

Shareholders’ equity
Common stock	$151,453	$149,734
Additional paid-in capital	369,431	319,452
Retained earnings	1,127,440	1,021,049
Deferred compensation, net	(2,213)	(3,676)
Accumulated other comprehensive loss	(73,112)	(95,623)
Treasury stock	(520,310)	(510,584)
Total	$1,052,689	$880,352

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Selected Balance Sheet Information (Continued)

Accumulated other comprehensive loss as of September 30, 2002 consists of $3,196,000 of net unrealized gains on financial instruments and $76,308,000 of cumulative translation losses.  Accumulated other comprehensive loss as of December 31, 2001 consists of $586,000 of net unrealized losses on financial instruments and $95,037,000 of cumulative translation losses.

3.     Financial Instruments

In February 2002, subsequent to the company’s most recent fiscal year-end, the company issued euro 300 million of 5.375 percent Eurobonds, due February 2007. The issuance of this debt gives rise to foreign currency exposures and in order to manage this risk the company designated a portion (approximately euro 200 million) of this Eurobond debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Eurobonds that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the Eurobonds charged to shareholders’ equity were approximately $9.8 million and $23.9 million for the third quarter and first nine months of 2002, respectively.

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

4.     Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2002	2001	2002	2001
	(unaudited)		(unaudited)

Net income	$72,082	$57,261	$158,664	$149,868

Foreign currency translation	18,581	10,386	18,729	810

Financial instruments	2,110	(343)	3,782	(744)

Comprehensive income	$92,773	$67,304	$181,175	$149,934

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Reclassifications

In connection with adopting Emerging Issues Task Force (EITF) 01-09, Accounting for Consideration Given by a Vendor to a Customer, the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue at the beginning of 2002. Prior year amounts have also been reclassified for consistency purposes.  This reclassification decreased previously reported revenue by approximately $8.6 million for the quarter ended September 30, 2001 and by $26.9 million for the nine months ended September 30, 2001.  Also, at the beginning of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales.  Prior year amounts have also been reclassified for consistency purposes.  The impact of this reclassification increased previously reported cost of sales by approximately $7.9 million for the quarter ended September 30, 2001 and by $23.3 million for the nine months ended September 30, 2001.  These reclassifications had no impact on previously reported net income.

6.     Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included workforce reductions, facility closings, employee benefit changes and product discontinuations.  As a result, the company recorded restructuring expense of $1,438,000 ($896,000 after tax)in the third quarter of 2002 and $36,554,000 ($22,774,000 after tax) in the first nine months of 2002.

The company also incurred non-recurring merger integration costs of  $972,000 ($535,000 after tax) and $2,853,000 ($1,808,000 after tax) in the third quarter and the first nine months of 2002, respectively, related to the integration of European operations.  These costs have also been included as a component of “special charges” on the consolidated statement of income.

The combined restructuring and merger integration costs decreased diluted earnings per share by $0.01 and $0.19 for the three and nine-month periods ended September 30, 2002, respectively.

Also included in “special charges” on the consolidated statement of income for the first nine months of 2002 is a one-time curtailment gain of $5,791,000 ($3,501,000 after tax), or $0.03 per diluted share in 2002, related to changes to postretirement healthcare benefits made in the first quarter of 2002.

For segment reporting purposes, each of these items has been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Special Charges (Continued)

The restructuring expenses described above and subsequent reductions to the related liability accounts for each quarterly period throughout 2002 include the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total
Initial expense and accrual	$18,122	$2,999	$1,870	$22,991

Cash payments	(3,867)		(377)	(4,244)

Non-cash charges		(2,999)		(2,999)
Restructuring liability, March 31, 2002	14,255	0	1,493	15,748

Additional expense and accrual	9,458	1,624	1,043	12,125

Cash payments	(3,617)		(694)	(4,311)

Non-cash charges		(1,624)		(1,624)
Restructuring liability, June 30, 2002	20,096	0	1,842	21,938

Additional expense and accrual	1,004	389	247	1,640

Cash payments	(3,786)		(164)	(3,950)

Revisions to prior estimates		(202)		(202)

Non-cash charges		(187)		(187)
Restructuring Liability, September 30, 2002	$17,314	$0	$1,925	$19,239

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Special Charges (Continued)

Restructuring expenses have been included both as a component of “special charges” and a component of “cost of sales” on the accompanying Consolidated Statement of Income.  Amounts included as a component of “cost of sales” include asset disposals of $187,000 and manufacturing related severance of $114,000 for the third quarter.  Year-to-date asset disposals were $4,810,000 and manufacturing related severance was $2,583,000. Restructuring liabilities for employee termination benefits are classified as a component of compensation and benefits in current liabilities and restructuring liabilities for other costs are classified in other current liabilities.

Employee termination benefit expenses in the third quarter of 2002 included 56 personnel reductions through voluntary and involuntary terminations.  Total net personnel reductions during the first nine months of 2002 were 542 people, with the possibility that additional people will be replaced in the future.  Individuals were affected through facility closures and consolidation primarily within the corporate administrative functions.

Asset disposals include inventory and property, plant, and equipment charges.  Net inventory and property, plant and equipment charges for the third quarter were $187,000 and include the reversal of $202,000 previously expensed in the first quarter.  During the first nine months of 2002 inventory charges were $2,223,000, and reflect the discontinuance of product lines which are not consistent with the company’s long-term strategies.  Property, plant and equipment charges during the first nine months of 2002 were $2,587,000, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges of $247,000 and $3,160,000 for the three and nine-month periods ended September 30, 2002, respectively, include lease termination costs and other miscellaneous exit costs.

The company continues to anticipate additional restructuring expenses during the remainder of 2002, which are expected to result in total pre-tax charges of $50 million to $60 million for the full year 2002.

7.     Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of approximately $1.9 million (net of income tax benefit of $1.1 million) or $0.01 per diluted share for the nine months ended September 30, 2002.

8.     Business Acquisitions and Investments

In January 2002, the company purchased certain operations of Kleencare Hygiene, a subsidiary of LHS Holdings Limited based in Manchester, United

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Business Acquisitions and Investments (Continued)

Kingdom.  Kleencare offers products, systems and services for the food and beverage industry.  Ecolab has acquired Kleencare operations in the United Kingdom, France, Switzerland and the Netherlands.  These operations have become part of the company’s International Cleaning & Sanitizing operations.  Annual sales of Kleencare prior to acquisition were approximately $30 million.

In January 2002, the company also purchased Chicago-based Audits International, a premier provider of food safety audits and food quality evaluations.  Audits International, now known as EcoSure, has become part of the United States Other Services segment and had annual sales prior to acquisition of approximately $3 million.

These acquisitions have been accounted for as purchases and, accordingly, the results of their operations have been included in the financial statements of the company from the dates of acquisition.  Net sales and operating income of these businesses are not significant to the company’s consolidated results of operations, financial position and cash flows.

The total cash paid by the company for acquisitions and investments in affiliates during the first nine months of 2002 was $21,606,000, the majority of which was paid in the first quarter.

Subsequent to the third quarter of 2002, Ecolab purchased Terminix Ltd., a London-based provider of commercial pest elimination and property services throughout the United Kingdom and Republic of Ireland.  These operations will become part of the company’s International Cleaning & Sanitizing operations.  Terminix Ltd. has annual sales of approximately $65 million.

9.     Income Per Common Share

The computations of the basic and diluted income from continuing operations before cumulative effect of change in accounting per share amounts were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands, except per share)	2002	2001	2002	2001
	(unaudited)		(unaudited)

Income from continuing operations before cumulative effect of change in accounting	$72,082	$57,261	$160,784	$149,868

Weighted-average common shares outstanding
Basic	129,287	127,675	128,866	127,323
Effect of dilutive stock options and awards	1,324	2,134	1,697	2,773
Diluted	130,611	129,809	130,563	130,096

Income from continuing operations per common share
Basic	$0.56	$0.45	$1.25	$1.18
Diluted	$0.55	$0.44	$1.23	$1.15

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Income Per Common Share (Continued)

Restricted stock awards of approximately 128,000 and 172,000 shares were excluded from the company’s calculation of basic net income per share amounts for the three and nine months ended September 30, 2002, respectively, and 236,000 and 326,000 shares were excluded for the third quarter and nine months ended September 30, 2001, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 2.2 million shares for both the three and nine months ended September 30, 2002 and 3.9 million and 2.8 million shares for the three and nine months ended September 30, 2001, respectively, were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

10.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2002	2001	2002	2001
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$426,339	$407,542	$1,220,801	$1,190,190
Other Services	81,629	69,296	230,943	200,857
Total	507,968	476,838	1,451,744	1,391,047
International Cleaning & Sanitizing	362,842	124,931	1,043,134	352,046
Effect of foreign currency translation	24,056	5,862	25,327	22,919
Consolidated	$894,866	$607,631	$2,520,205	$1,766,012

Operating Income
United States
Cleaning & Sanitizing	$80,361	$71,129	$214,280	$193,710
Other Services	10,761	8,875	25,247	22,682
Total	91,122	80,004	239,527	216,392
International Cleaning & Sanitizing	39,938	14,226	93,686	35,471
Corporate expense	(2,411)	(685)	(33,617)	(2,819)
Effect of foreign currency translation	2,247	571	2,847	2,697
Consolidated	$130,896	$94,116	$302,443	$251,741

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

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments (Continued)

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2002.

As described in Note 5, sales amounts for 2001 have been adjusted to reflect the adoption of EITF 01-09.

Prior to 2002, corporate expense normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these overhead costs have been included in the International Cleaning & Sanitizing segment due to the acquisition of Henkel-Ecolab at year-end 2001.  Corporate expense in 2002 includes restructuring and integration charges of approximately $2.4 million for the third quarter and approximately $39.4 million for the nine months ended September 30, 2002, as well as a curtailment gain of approximately $5.8 million due to benefit plan changes for the nine months ended September 30, 2002.  These items are described in Note 6.

11.   Equity in Earnings of Henkel-Ecolab

Certain financial data of Henkel-Ecolab and the components of the company’s equity in earnings of Henkel-Ecolab were as follows:

(amounts in thousands)	Third Quarter Ended September 30 2001	Nine Months Ended September 30 2001
	(unaudited)	(unaudited)

Henkel-Ecolab

Net sales	$219,115	$638,801

Gross profit	102,224	299,120

Income before income taxes	21,757	51,531

Net income	$12,864	$30,852

Ecolab equity in earnings

Ecolab equity in net income	$6,432	$15,426

Ecolab royalty income from Henkel-Ecolab, net of income taxes	533	1,566

Amortization expense for the excess of cost over the underlying net assets of Henkel-Ecolab	(1,531)	(4,716)

Equity in earnings of Henkel-Ecolab	$5,434	$12,276

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Equity in Earnings of Henkel-Ecolab (Continued)

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

(amounts in thousands,	Third Quarter Ended September 30 2001	Nine Months Ended September 30 2001
except per share)	(unaudited)	(unaudited)

Net sales	$826,746	$2,404,813

Net income	59,531	152,748

Diluted net income per share	$0.46	$1.17

The unaudited pro forma results are presented for information purposes only. These unaudited pro forma results also do not include the benefits of improvements from synergies the company anticipates it will realize nor do they reflect the effects of SFAS No. 142 on comparisons with 2001 results.  The results are not necessarily indicative of results that would have occurred had the acquisition been completed at the beginning of 2001, nor are they necessarily indicative of future operating results.

12.   New Accounting Standards

Effective January 1, 2002, the company adopted  the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of discontinuing amortization of these assets on the third quarter ended September 30, 2002 was to increase net income by approximately $7.2 million, or $0.06 for basic and diluted net income per share.  The effect of this change for the nine-month period was to increase net income by approximately $21.7 million, or $0.17 for basic and diluted net income per share.  This amount includes the additional goodwill amortization that would have been reflected for all acquisitions that occurred after June 30, 2001.  The additional goodwill was primarily due to the acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture, and also included several small acquisitions.  The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if the new method of accounting had been in effect during the first nine months of 2001.  Prior to year-end 2001, the consolidated financial statements of the company did not include all of the goodwill associated with the Henkel-Ecolab acquisition.  It only reflected the 50 percent interest of the joint venture that the company owned under the equity method of accounting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   New Accounting Standards (Continued)

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands,	2002	2001	2002	2001
except per share)	(unaudited)		(unaudited)

Net income
Reported net income	$72,082	$57,261	$158,664	$149,868
Goodwill amortization (net of tax effect)	—	3,661	—	10,983
Goodwill amortization reflected in equity in earnings of Henkel-Ecolab (net of tax effect)	—	955	—	2,865
Adjusted net income	$72,082	$61,877	$158,664	$163,716

Basic earnings per share
Reported basic earnings per share	$0.56	$0.45	$1.23	$1.18
Goodwill amortization (net of tax effect)	—	0.04	—	0.11
Adjusted basic earnings per share	$0.56	$0.48	$1.23	$1.29

Diluted earnings per share
Reported diluted earnings per share	$0.55	$0.44	$1.22	$1.15
Goodwill amortization (net of tax effect)	—	0.04	—	0.11
Adjusted diluted earnings per share	$0.55	$0.48	$1.22	$1.26

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

The result of testing goodwill for impairment in accordance with SFAS No. 142, was a non-cash charge of $4.0 million ($0.03 per share), which is reported on the accompanying statement of income in the caption “Change in accounting for goodwill and other intangible assets.”  All of the impairment charge relates to the Africa/Export reporting unit, which is part of the International Cleaning and Sanitizing segment.  The primary factor resulting in the impairment charge was the difficult economic environment in the region.  No impairment charge was appropriate under the FASB’s previous goodwill impairment standard, which was based on undiscounted cash flows.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   New Accounting Standards (Continued)

The following provides additional information concerning the company’s other intangible assets:

	September 30 2002	December 31 2001
(amounts in thousands)	(unaudited)

Amortized intangible assets:
Customer relationships	$118,463	$104,277
Intellectual property	76,153	71,069
Other	53,579	60,181
Total	248,195	235,527
Accumulated amortization	(65,726)	(56,576)
Other intangible assets, net	$182,469	$178,951

Certain identifiable intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

The other identifiable intangible assets have been assigned an estimated useful life and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from three to 30 years).  The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the three and nine months ended September 30, 2002 was approximately $5.3 million and $13.8 million, respectively.  Total amortization expense related to other intangible assets during the three and nine months ended September 30, 2001 was approximately $1.1 million and $4.0 million, respectively.  As of September 30, 2002, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

Fiscal Year
Remainder 2002 (three-month period)	$4,993
2003	19,621
2004	15,337
2005	15,056
2006	14,663
2007	14,416

13.   Transitional Disclosure to Previously Issued Annual Financial Statements

The adjusted amounts shown below reflect the effect of retroactive application of the discontinuance of the amortization of goodwill as if SFAS No. 142 had been in effect during the years ended December 31, 2001, 2000 and 1999.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Transitional Disclosure to Previously Issued Annual Financial Statements (Continued)

(amounts in thousands)	2001	2000	1999

Net income
Reported net income	$188,170	$206,127	$175,786
Goodwill amortization (net of tax effect)	14,652	13,797	12,048
Goodwill amortization reflected in equity in earnings of Henkel-Ecolab (net of tax effect)	3,819	3,965	4,583
Adjusted net income	$206,641	$223,889	$192,417

Basic earnings per share
Reported basic earnings per share	$1.48	$1.61	$1.36
Goodwill amortization (net of tax effect)	0.14	0.14	0.13
Adjusted basic earnings per share	$1.62	$1.75	$1.49

Diluted earnings per share
Reported diluted earnings per share	$1.45	$1.56	$1.31
Goodwill amortization (net of tax effect)	0.14	0.13	0.12
Adjusted diluted earnings per share	$1.59	$1.70	$1.43

Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 2002, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2002 and 2001, and of cash flows for the nine-month periods ended September 30, 2002 and 2001.  These financial statements are the responsibility of the Company’s management.

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

October 22, 2002

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002

Financial results for the first nine months of 2002 include several unusual items, most notably (i) a transitional impairment charge from the adoption of SFAS No. 142, (ii) a one-time gain from benefit plan changes, (iii) special charges related to restructuring and the integration of the European operations and (iv) a gain from discontinued operations.  Comparison of results with those of a year ago is also affected by the adoption of SFAS No. 142 (the elimination of goodwill amortization) and the acquisition and consolidation of the former European joint venture at the end of last year. The company has published certain historical unaudited pro forma financial information for 2001 to assist investors in understanding the pro forma effects of the adoption of SFAS No. 142, the acquisition of the former joint venture as well as the effects of certain reclassifying adjustments.

In connection with adopting Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer,” the company reclassified certain customer incentive costs from selling, general and administrative expenses to a component of revenue at the beginning of 2002. Prior year results have been reclassified for consistency purposes, the impact of which decreased previously reported revenue by approximately $8.6 million for the third quarter of 2001 and $26.9 million for the nine months ended September 30, 2001. Also at the beginning of 2002, the company reclassified repair part costs from selling, general and administrative expense to cost of sales.  Prior year results have been reclassified for consistency purposes, the impact of which increased cost of sales by approximately $7.9 million for the third quarter of 2001 and $23.3 million for the nine months ended September 30, 2001. These reclassifications had no impact on previously reported net income. The following management discussion reflects these reclassifications.

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

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

investor’s understanding of the impact of the aforementioned items on the comparability of the company’s operations.  The table below is an analysis that reflects as reported amounts as well as pro forma amounts that reflect the impact to ongoing operations of the items noted above.

	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(unaudited)		(unaudited)
(Diluted earnings per share)

Pro forma income from ongoing operations as described below	$0.56	$0.50	$1.39	$1.29

Pro forma adjustments:
Acquisition of Europe joint venture	—	(0.02)	—	(0.02)
Adoption of SFAS No. 142 - to eliminate goodwill amortization	—	(0.04)	—	(0.11)
Adoption of SFAS No. 142 - transitional impairment charge	—	—	(0.03)	—
One-time gain from benefit plan changes	—	—	0.03	—
Special charges	(0.01)	—	(0.19)	—
Discontinued operations	—	—	0.01	—

Net income, as reported	$0.55	$0.44	$1.22	$1.15

Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

Consolidated net sales for the third quarter ended September 30, 2002 were $895 million, an increase of 47 percent over net sales of $608 million in the third quarter of last year.  For the first nine months of 2002, net sales increased 43 percent to $2.520 billion from $1.766 billion in the comparable period of 2001.  Excluding acquisitions (primarily Henkel-Ecolab), consolidated net sales increased 7 percent in the third quarter and 3 percent for the first nine months of 2002.  The acquisition of the remaining 50 percent of the Henkel-Ecolab joint venture and consolidation beginning in 2002 accounted for most of the acquisition-related increase in consolidated net sales.  Changes in currency translation positively impacted sales growth by approximately 3 percentage points for the third quarter and had only a minimal effect on sales growth for the nine months ended September 30, 2002. Sales benefited from focused sales efforts and new product introductions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

The following table includes various as reported and pro forma gross profit margins:

	Third Quarter Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
	(unaudited)		(unaudited)

As reported	51.5%	52.5%	50.7%	52.2%

2002 without restructuring	51.5%		50.9%

2001 pro forma*		50.9%		50.7%

* The addition of the former European joint venture had the effect of decreasing the consolidated gross profit margin.

For the third quarter and first nine months of 2002, the gross profit margin was 51.5 percent and 50.7 percent of net sales, respectively.  Cost of sales included certain restructuring charges of $0.3 million and $7.4 million for the third quarter and the first nine months of 2002, respectively.  Excluding these restructuring charges, the gross profit margin would have been 51.5 percent for the third quarter and 50.9 percent for the nine months ended September 30, 2002.  For the third quarter and nine months of 2001, the reported gross profit margins were 52.5 percent and 52.2 percent, respectively. The gross profit margin comparison was negatively affected by the acquisition and consolidation of the European joint venture.  Gross profit margins for 2001 on a pro forma basis (reflecting the acquisition of the European joint venture) were 50.9 percent for the third quarter and 50.7 percent for the first nine months of 2001.  Ecolab’s gross profit margin benefited from product mix improvements and cost reduction actions.

Selling, general and administrative expenses for the third quarter and first nine months of 2002 were 36.6 percent and 37.6 percent of consolidated net sales, respectively.  For the third quarter and nine months of 2001, reported selling, general and administrative expense margins were 37.0 percent and 38.0 percent, respectively.  Selling, general and administrative expense margins on a pro forma basis (reflecting the acquisition of Henkel-Ecolab and the elimination of goodwill amortization) for 2001 were 36.3 percent for the third quarter and 37.6 percent for the first nine months of 2001.  This increase in the third quarter is partially due to stronger sales trends, which resulted in higher commissions and bonus accruals.  It is also due to a comparison against the third quarter of last year when costs were constrained due to a weakening in the economy as well as market disruptions following the events of September 11.  Margins in 2002 benefited from savings related to restructuring activities.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

During the first quarter of 2002, management approved various restructuring and other cost-saving actions in order to streamline and improve the company’s global operations.  These initiated and anticipated actions are expected to result in pre-tax charges of $50 million to $60 million in 2002. These charges will be partially offset by a curtailment gain attributable to certain benefit plan changes. The benefit plan changes resulted in a curtailment gain of $5.8 million in the first quarter of 2002 ($3.5 million after tax, or $0.03 per diluted share).  The change in the benefit plan will also result in approximately $16 million of net unrealized gains that are expected to be amortized over 8 years and reduce future benefit costs.  The restructuring is expected to include a reduction of the company’s global workforce by approximately 2 percent during 2002, the closing of several facilities, the discontinuance of selected product lines and other potential actions.  As a result of actions completed, the company recorded restructuring expenses and other special charges totaling $2.4 million in the third quarter of 2002 ($1.4 million after tax, or $0.01 per diluted share) and $39.4 million for the nine months ended September 30, 2002 ($24.6 million after tax, or $0.19 per diluted share).  The expected cost savings related to restructuring activities have begun in 2002 and will have a full impact in 2003.  Restructuring savings were approximately $5 million ($3.1 million after tax, or $0.02 per diluted share) for the third quarter and $10 million ($6.4 million after tax, or $0.05 per diluted share) for the nine months ended September 30, 2002.  Upon completion of the plan, the company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax).  The company expects to reinvest some of these savings in the business.  Further details related to these restructuring expenses are included in Note 5 of the unaudited Notes to Consolidated Financial Statements.

Net income totaled $72 million, for the third quarter of 2002 and $57 million for the comparable period of 2001.  On a per share basis, diluted net income per common share was $0.55 for the third quarter of 2002 and increased 25 percent over diluted net income per share of $0.44 in the third quarter of last year.  For the first nine months of 2002, net income was $159 million as compared to net income of $150 million in the comparable period of last year.  Diluted net income per share increased 6 percent to $1.22 for the nine months ended September 30, 2002 from $1.15 for the first nine months of last year.  The increase in third quarter and year-to-date earnings reflects several one-time items. In the third quarter of 2002, net income included restructuring charges of $1.4 million after tax ($0.01 per diluted share).  In the first nine months of 2002, net income included restructuring charges of $24.6 million after tax ($0.19 per diluted share), a curtailment gain of $3.5 million after tax ($0.03 per diluted share), a gain from discontinued operations of $1.9 million after tax ($0.01 per diluted share) and a SFAS No. 142 transitional impairment charge of $4.0 million after tax ($0.03 per diluted share).  Net income was also negatively affected by higher net interest expense due to higher borrowings primarily to finance the company’s Henkel-Ecolab acquisition.  Currency translation benefited diluted net income by $0.01 per share for the third quarter and had an immaterial impact on the first nine months of 2002.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

Excluding the transitional impairment charge, the curtailment gain, the restructuring charges and discontinued operations, diluted income per share from ongoing operations would have been $0.56 for the third quarter and $1.39 for the first nine months of 2002, which compares to diluted income of $0.50 per share on a pro forma basis for the third quarter and $1.29 for the first nine months of 2001 as described in the pro forma analysis previously presented.

Among the changes affecting the comparison of 2002 net income to 2001 are the acquisition of the former European joint venture at year-end 2001 and the adoption of SFAS No. 142 at the beginning of 2002.  The company included the results of the European joint venture operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company. If the European operations had been consolidated with Ecolab for the third quarter and first nine months of 2001, the effect would have been an increase in diluted income per share of $0.02 for both the third quarter and the first nine months of 2001.  Also, effective January 1, 2002, the company adopted the provisions of SFAS No. 142.  As a result, the company discontinued the amortization of goodwill, subject to periodic impairment testing.  Retroactive application of SFAS No. 142 is not permitted.  However, if SFAS No. 142 had been applied to the third quarter and first nine months of 2001, diluted income per share would have increased by $0.04 for the third quarter and $0.11 for the first nine months of 2001.

Sales of the company’s United States Cleaning & Sanitizing operations were $426 million, an increase of 5 percent compared with sales of $408 million in the third quarter of last year.  United States Cleaning & Sanitizing sales were $1.221 billion for the first nine months of 2002, up 3 percent over net sales of $1.190 billion in the comparable period of last year.  Sales benefited from good growth in sales of U.S. Institutional and Kay operations.  Selling price increases during the third quarter and first nine months of 2002 were approximately 1 percent. Sales of U.S. Institutional increased 5 percent for the third quarter and 4 percent for the first nine months of 2002.  U.S. Institutional’s results benefited from the continued recovery in the foodservice and travel-related markets.  Kay’s U.S. operations reported sales growth of 11 percent for the third quarter and 8 percent for the nine-month period. Kay’s sales increases reflect strong growth in its food retail services business as well as solid growth in sales to its core quickservice customers.  Textile Care sales increased 2 percent for the third quarter and 1 percent for the first nine months of 2002.  Improved customer retention, new products and service improvements have helped contribute to this increase in the third quarter.  Sales of Professional Products operations were flat for the third quarter and decreased 7 percent for the nine-month period.  This year-to-date decrease reflects a decline in the core sales of the Janitorial market and a decrease in the non-core specialty business due to a planned restructuring of the JaniSource business. Water Care sales decreased 6 percent for the third

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

quarter and 3 percent for the nine-month period.  Water Care’s results have been hampered by customer cost cutting and consolidations.  Also, Water Care continues to slowly exit non-core markets.  The company’s Food & Beverage operations reported a sales increase of 4 percent for the third quarter and flat results for the nine-month period.  The increase in the quarter was due to improved sales to the dairy plant and beverage market as well as new product offerings. Vehicle Care sales were down slightly for the third quarter and increased 2 percent for the first nine months of 2002.  The decrease in the third quarter is due to a softening in industry sales due to the slow economy as well as the effects of a drought which hampered car wash business in parts of the United States.  The increase in year-to-date sales is due to new business with major oil companies as well as new product introductions.

Sales of the company’s United States Other Services operations totaled $82 million for the third quarter of 2002, an increase of 18 percent over net sales of $69 million in the third quarter of last year.  United States Other Services sales were $231 million for the first nine months of 2002, an increase of 15 percent over net sales of $201 million in the comparable period of last year.  Excluding acquisitions, sales grew 5 percent for the third quarter and 3 percent for the nine months ended September 30, 2002.  Pest Elimination sales increased 8 percent for the third quarter and 7 percent for the nine-month period of 2002 with double-digit sales growth in non-contract services and improved growth in new contract sales. GCS Service sales increased 31 percent for the third quarter and 25 percent for the first nine months of 2002.  Excluding the effects of acquisitions, GCS sales were flat for the quarter and decreased 3 percent for nine-month period.  The results reflected the division’s focus on building its standard operational procedures and the impact of the hospitality slowdown on the GCS business.  United States Other Services also includes modest sales from the addition of EcoSure operations in January 2002.

Management rate sales for the company’s International Cleaning & Sanitizing operations were $363 million for the third quarter of 2002, an increase of 190 percent over sales of $125 million in the comparable quarter of last year.  For the first nine months of 2002, management rate sales increased 196 percent to $1.043 billion from $352 million during the comparable period last year.  Excluding the effects of acquisitions (primarily the European joint venture), sales increased 1 percent for the third quarter and 3 percent for the nine-month period.  International Cleaning & Sanitizing includes European sales of $236 million for the third quarter and $679 million for the first nine months of 2002.  Prior to 2002, the company included the results of the former European joint venture operations in its financial statements using the equity method of accounting.  European sales, although not consolidated prior to 2002, increased 5 percent for the third quarter and 6 percent for the nine months ended September 30, 2002.  Sales in the Asia Pacific region decreased 1 percent from the third quarter of 2001 and increased 1 percent over the nine-month period of last year.  New Zealand and Northeast Asia showed good sales growth for the quarter while Australia’s sales declined due to the sale of its Hygiene Services business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

Acquisitions had a minimal effect on sales for the quarter and year to date periods for Asia Pacific.  Latin America sales rose 7 percent for the third quarter and 9 percent for the nine-month period with good results in Brazil, Mexico, Argentina and Central America which were partially offset by the decrease in sales for Venezuela due to the devaluation of its currency.  Excluding acquisitions, Latin America sales increased 5 percent for the third quarter and 6 percent for the nine-month period. Sales in Canada increased 1 percent for the third quarter of 2002 and 4 percent for the nine-month period with modest growth in sales to the institutional market. Africa/Export sales decreased 2 percent for the third quarter and 3 percent for the nine-month period with good growth in South Africa being offset by weakness in Israel.

Operating income of the company’s United States Cleaning & Sanitizing operations was $80 million for the third quarter of 2002, an increase of 13 percent over operating income of $71 million in the third quarter of last year.  For the first nine months of 2002, operating income was $214 million, an increase of 11 percent over operating income of $194 million in the comparable period of last year.  The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 18.8 percent of sales from 17.5 percent of net sales in the third quarter of last year and increased to 17.6 percent of sales from 16.3 percent of net sales for the nine-month period.  Operating income in 2001 does not reflect the effect of SFAS No. 142, and thus includes amortization expenses related to goodwill of $2.6 million in the third quarter and $7.8 million for the nine-month period.  If the provisions of SFAS No. 142 had been applied retroactively to January 1, 2001, operating income for the United States Cleaning & Sanitizing operations would have increased 9 percent for the third quarter and 6 percent for the first nine months. If SFAS No. 142 had been applied during 2001, the operating income margin for the U.S. Cleaning & Sanitizing operations would have been 18.1 percent of sales for the third quarter of last year and 16.9 percent of net sales for the first nine months of 2001.  The improvement in reported operating income margins reflected tight cost controls, savings from cost reduction initiatives, the sale of new products, and the impact of adopting SFAS No. 142.

Third quarter 2002 operating income of United States Other Services was $11 million, an increase of 21 percent over the third quarter of last year. For the nine-month period, operating income was $25 million, an increase of 11 percent over the comparable period last year.  Operating income in 2001 does not reflect the effect of SFAS No. 142 and includes $0.5 million of amortization expenses related to goodwill in the third quarter and $1.4 million for the nine-month period.  Excluding acquisitions and the effects of SFAS No. 142, operating income increased 9 percent over the comparable quarter of last year and 1 percent for the nine-month period.  The operating income margin for United States Other Services increased to 13.2 percent of net sales from 12.8 percent in the third quarter of last year and decreased to 10.9 percent of net sales from 11.3 percent for the nine-month period of last year.  Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, the operating income margin for United States Other Services increased to 14.0 percent of sales from 13.5 percent in the third quarter of last year and decreased to 11.7 percent of net sales

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

from 12.0 percent for the nine-month period.  Pest Elimination had strong operating income growth while operating income for GCS declined for the first nine months of 2002 due to continued investments in the division’s infrastructure and systems.

Operating income of International Cleaning & Sanitizing operations was $40 million for the third quarter of 2002 and increased 181 percent over operating income of $14 million in the third quarter of last year.  For the first nine months of 2002, operating income was $94 million and increased 164 percent over operating income of $35 million in the comparable period of last year.  Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, operating income increased 6 percent over the comparable quarter of last year and 1 percent for the nine-month period. The operating income margin decreased to 11.0 percent of net sales in the third quarter of 2002 from 11.4 percent in the comparable period of last year, and for the nine-month period ended September 30, 2002, decreased to 9.0 percent of net sales from 10.1 percent in the comparable period of last year.  Excluding acquisitions and including the pro forma effects of SFAS No. 142 on the prior year, the operating income margin for International increased to 13.1 percent of net sales from 12.4 percent in the third quarter of last year and decreased to 11.1 percent of net sales from 11.2 percent for the nine-month period.  Significant operating income growth and margin improvement during the third quarter in Asia Pacific, Latin America and Canada contributed to the increase.

Corporate operating expense was $2.4 million for the third quarter of 2002 as compared to $0.7 million for the comparable quarter last year.  For the nine-month period, corporate operating expense was $33.6 million as compared to $2.8 million for the comparable period last year. In prior years, corporate operations normally represented only overhead costs directly related to Henkel-Ecolab.  In 2002, these expenses were included in International Cleaning & Sanitizing operating segment.  The amount remaining in corporate operating expense in the third quarter and first nine months of 2002 included restructuring and merger integration costs of $2.4 million and $39.4 million, respectively, which were partially offset by a curtailment gain of $5.8 million in the first quarter and first nine months of 2002 related to benefit plan changes.

Net interest expense totaled $11.0 million in the third quarter of 2002, an increase of 57 percent over net interest expense of $7.0 million in the third quarter of 2001.  For the nine-month period, net interest expense was $33.5 million, an increase of 63 percent over net interest expense of $20.5 million in the nine-month period of 2001.  This increase is primarily due to higher debt levels incurred at year-end 2001 to finance the acquisition of the remaining 50 percent interest of Henkel-Ecolab which Ecolab did not previously own.

The provision for income taxes for the first nine months of 2002 reflected an effective income tax rate of 40.2 percent as compared to an effective income tax rate of 40.5 for the first nine months of 2001. Excluding the effects of special charges, the estimated annual effective income tax rate

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Third Quarter and Nine Months Ended September 30, 2002 (Continued)

related to ongoing operations was 39.9 percent for the first nine months of 2002. This decrease was principally due to the adoption of SFAS No. 142 at the beginning of 2002, which eliminated the amortization of goodwill and related income tax effects.

The company included the results of the former European joint venture operations in its financial statements using the equity method of accounting through year-end 2001.  At the beginning of 2002, the results of the company’s European operations were consolidated with the rest of the company as a result of the company purchasing the remaining 50 percent of the company it did not own.  Therefore, the company recorded no equity in earnings of Henkel-Ecolab in the third quarter or first nine months of 2002 as compared to $5.4 million of equity in earnings in the third quarter of last year and $12.3 million for the nine months ended September 30, 2001.

Financial Position and Liquidity

Total assets were $2.766 billion at September 30, 2002, an increase of 10 percent over total assets at year-end 2001.  Accounts receivable have increased 11 percent since year-end 2001, primarily due to the increase in 2002 third quarter sales as compared to sales in the fourth quarter of 2001. Other current liabilities have increased since year-end primarily due to an increase in restructuring accruals and accruals related to the higher distributor sales volumes in the first nine months of 2002.  The effects of exchange rates are also a significant factor causing the increase in accounts receivable and other current liabilities.

Total debt was $672 million at September 30, 2002, down from total debt of $746 million at year-end 2001.  This decrease in total debt was principally due to debt repayments made during the first nine months of 2002.  In February 2002, the company refinanced certain commercial paper borrowings through the issuance of 300 million euros (approximately $258 million of net proceeds) of 5.375 percent notes, due in February 2007.  The ratio of total debt to capitalization was 39 percent at September 30, 2002, compared to 46 percent at December 31, 2001.

Cash provided by operating activities totaled $362 million, an increase of 54 percent over $236 million for the first nine months of last year.  Operating cash flows for 2002 reflected the additional cash flows from businesses acquired, primarily the European joint venture, as well as the improvement in days sales outstanding.

The company reacquired 165,000 shares of its common stock during the first nine months of 2002 under its authorized share repurchase program plus 33,584 shares reacquired from employees under stock plans.  Shares repurchased are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.2 million shares remain available for repurchase under the company’s authorized program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

The company currently expects to fund all of the requirements which are reasonably foreseeable for the remainder of 2002, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions, share repurchases, and pension contributions from operating activities, cash reserves and short-term borrowings.

During 2002, the company’s pension plan assets have declined.  While management has not made a final decision regarding the level of funding for the pension plan, the company has made a contribution of $35 million in November 2002 and it is likely that one or more additional cash contributions will be made to the plan before the end of 2002.  The total amount of the contribution will be dependent on the performance of the plan assets prior to year-end 2002.  The company’s contribution to the pension plan is not expected to have a material affect on the company’s consolidated results of operations, financial condition or liquidity.

ECOLAB INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The company uses interest rate swaps, forward contracts, swaps and foreign currency options to manage risks generally associated with foreign exchange rate and interest rate volatility.  All hedging instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  Other instruments that do not qualify for hedge accounting are marked to market with changes recognized in current earnings.  The company does not hold or issue derivative financial instruments for trading purposes and is not a party to leveraged derivatives.  For a more detailed discussion of derivative instruments, refer to the company’s 2001 Annual Report on Form 10-K.

In February 2002, subsequent to the company’s most recent fiscal year-end, the company issued euro 300 million of 5.375 percent Eurobonds, due February 2007.  The company designated a portion (approximately euro 200 million) of this Eurobond debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Eurobonds that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses charged to shareholders’ equity were approximately $9.8 million and $23.9 million for the third quarter and first nine months of 2002, respectively.

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

Item 4.	Controls and Procedures.

a.

Within 90 days prior to the date of filing this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chairman of the Board and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures.  Based upon that evaluation, the company’s Chairman of the Board and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed under the Securities Exchange Act of 1934, as amended.

b.	There were no significant changes in the company’s internal controls or in other factors that could significantly affect the controls subsequent to the date of their evaluation.

ECOLAB INC.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include anticipated restructuring expenses and cost savings, future amortization expenses, reinvestment in the business, liquidity, pension contributions, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the possibility that the company’s actual costs for its previously announced restructuring and integration activities will differ from current estimates set forth herein; the costs and effects of complying with (i) laws and regulations relating to the environment and to manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) changes in national or international tax, fiscal, governmental and other regulatory policies or laws; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, the company’s exposure to foreign currency risk; the occurrence of (i) litigation or claims, (ii) the loss or insolvency of a major customer or distributor, (iii) declared or undeclared war, (iv) natural or manmade disasters (including material acts of terrorism or hostilities which impact the company’s markets) and (v) severe weather conditions affecting the food service and the hospitality industries; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that company’s earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following documents are filed as exhibits to this report:

		(15)	Letter regarding unaudited interim financial information.

		(99)	Certification of Chief Executive Officer and Chief Financial Officer.

	(b)	Reports on Form 8-K:

The company filed two Current Reports on Form 8-K during the quarter ended September 30, 2002:  (i) dated August 12, 2002 to report compliance by the company’s principal executive and financial officers with Order No. 4-460 of the Securities and Exchange Commission; and (ii) dated August 20, 2002 to announce the promotion of Douglas M. Baker, Jr. to the office of President and Chief Operating Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 8, 2002	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller (duly authorized officer and Chief Accounting Officer)

CERTIFICATIONS

I, Allan L. Schuman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ecolab Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Allan L. Schuman
Allan L. Schuman
Chairman of the Board and Chief Executive Officer

I, Steven L. Fritze, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ecolab Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Steven L. Fritze
Steven L. Fritze
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(99)	Certification of Chief Executive Officer and Chief Financial Officer.	Filed herewith electronically