Form 10-K
period 2002-12-31
ECOLAB INC
filed 2003-03-07
CIK 31462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002	Commission File No. 1–9328

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

Aggregate market value of voting stock held by non–affiliates of Registrant on February 28, 2003:  $6,354,339,896 (see Item 12, under Part III hereof).  The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding as of February 28, 2003: 130,143,441 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.                                       Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2002 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I, II and IV.

2.                                       Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 9, 2003 and to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2002 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding future performance of the Company which include anticipated business progress and expansion, business acquisitions, debt repayments, susceptibility to changes in technology, global economic conditions and liquidity requirements.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the Company may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for the Company.  As such, they are based on current expectations and are subject to certain risks and uncertainties.  The Company cautions that undue reliance should not be placed on such forward-looking statements which speak only as of the date made.  In order to comply with the terms of the safe harbor, the Company hereby identifies important factors which could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Risks and uncertainties that may affect operating results and business performance include:  the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the Company’s ability to achieve plans for past acquisitions; the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of the Company’s products, and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, and currency movements including, in particular, the Company’s exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including material acts of terrorism or hostilities which impact the Company’s markets) and (e) severe weather conditions affecting the foodservice, hospitality and travel industries; loss of, or changes in, executive management; the Company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in the Company’s reports to the Securities and Exchange Commission.  In addition, the Company notes that its stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that the Company’s earnings levels will meet investors’ expectations.

Item 1.  Business

Item 1(a) General Development of Business

Except where the context otherwise requires, the terms “Company” and “Ecolab,” as used herein, include Ecolab Inc. and its subsidiaries.  Ecolab Inc. was incorporated as a Delaware corporation in 1924.  The Company’s fiscal year is the calendar year ending December 31.

On November 30, 2001, the Company acquired the 50 percent of the Henkel-Ecolab joint venture (“Henkel-Ecolab”) which the Company did not previously own (the “JV Acquisition”), from its joint venture partner, Henkel KGaA, Düsseldorf, Germany (“Henkel”).

Prior to the JV Acquisition, the Company accounted for its interest in Henkel-Ecolab under the equity method of accounting.  As a result of the JV Acquisition, the legal entities constituting Henkel-Ecolab became wholly-owned entities of the Company.  Following the JV Acquisition, the assets, liabilities, revenues, expenses and cash flows of Henkel-Ecolab are reflected in the Company’s consolidated financial statements as a part of the Company’s International Cleaning & Sanitizing reportable segment.

Financial statements of Henkel-Ecolab, in respect of certain periods prior to the November 30, 2001 date of the JV Acquisition as listed under Item 15.I(3) of Part IV hereof, are included as a part of this Report and a review of Henkel-Ecolab financial performance is found under the heading “Henkel-Ecolab” contained in the Financial Discussion which is incorporated from the Annual Report into Item 7 hereof.

During 2002, the Company continued to make business acquisitions which broadened its product and service offerings in line with its “Circle the Customer – Circle the Globe” strategy.

In January 2002, the Company acquired certain operations of Kleencare Hygiene located in the United Kingdom, France, Switzerland and the Netherlands.  These operations provide products, systems and services for the food and beverage industry.  This acquisition represented the Company’s first step following the JV Acquisition to leverage and expand its wholly-owned operations in Europe.

In January 2002, the Company also purchased Audits International, a Chicago, Illinois-based provider of food safety services in the United States.

In April 2002, the Company acquired a 20% interest in Central Ankoff FNZ Holding B.V., located in the Netherlands.  CA FNZ is the Company’s local distributor in the food processing and farm sector marketplace.

In September 2002, the Company expanded its pest elimination business to Europe by purchasing Terminix Limited, a London-based provider of commercial pest elimination and property services throughout the United Kingdom and the Republic of Ireland.

In November 2002, the Company entered into an exclusive marketing agreement with Intralytix, Inc. to market a technology to control food-borne pathogens in the food and beverage industry.  In addition, the Company made a loan to Intralytix and, if certain milestones are achieved by November 2004, the Company would be obligated to purchase certain Common Stock and Common Stock warrants of Intralytix.

In November 2002, the Company acquired certain assets, including a manufacturing plant of ARAMARK Management Services, which provided specialty chemicals for the foodservice industry.

In December 2002, the Company entered the hospital hygiene market in the United Kingdom by acquiring the Adams Healthcare business of Medical Solutions plc.

In 2002, the Company completed two business divestment transactions.  In August, the Company sold its 50% interest in Dairy Partners LLC, a joint venture that operates a dairy farm distribution business.  The Company sold its interest to its joint venture partner, Dairy Farmers of America.  In December, the Company sold its Darenas janitorial products distribution business based in Birmingham, U.K. to Bunzl plc of London, U.K.

Additional details of certain of these transactions are found under the heading “Other Business Acquisitions and Divestitures” in Note 6, located on pages 38 and 39 of the Annual Report and incorporated into Item 8 hereof.

Item 1(b) Financial Information About Operating Segments

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business

General:  The Company is engaged in the development and marketing of premium products and services for the hospitality, institutional and industrial markets.  The Company provides cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, foodservice, healthcare and educational facilities, quick-service (fast food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry.  A strong commitment to customer support is a distinguishing characteristic of the Company.  Additional information on the Company’s business philosophy is found below under the heading “Additional Information – Competition” of this Item 1(c).

The following description of business is based upon the Company’s three reportable segments (“segments”) as reported in the Company’s consolidated financial statements.  However, the Company pursues a “Circle the Customer – Circle the Globe” strategy by providing products, systems and services which serve the Company’s customer base, and does so on a global basis to meet the needs of its customer’s various operations around the world.  Therefore, one customer may utilize the services of all three of the segments and there is a degree of interdependence among the operating segments—particularly between the International Cleaning & Sanitizing and the United States Cleaning & Sanitizing businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of seven divisions which provide cleaning and sanitizing services to United States markets.

Institutional:  The Institutional Division is the Company’s largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry.  The Institutional Division also provides pool and spa treatment programs for commercial and hospitality customers and, through its Facilitec business, provides rooftop grease filter products and kitchen exhaust cleaning services for restaurants and other foodservice operations. The Institutional Division also manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense the Company’s cleaners and sanitizers. In addition, the Institutional Division markets primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

The Company believes it is the leading supplier of chemical warewashing products to institutions in the United States.

The Institutional Division sells its products and services primarily through Company-employed field sales-and-service personnel.  However, the Company, to a significant degree, also utilizes independent, third-party foodservice distributors to market and sell its products to smaller accounts or accounts which purchase through food distributors.  The Company provides the same service to accounts served by food distributors as to direct customers.

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

Food & Beverage:  The Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products for human consumption.  The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The division also markets food irradiation services through an alliance with Ion Beam Applications (IBA).  The Food & Beverage Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.   Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by the Company’s field sales personnel.

The Company believes that it is one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

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

Professional Products:  The Professional Products Division provides a broad range of janitorial and infection prevention/healthcare offerings to the janitorial and medical markets in the United States. Its proprietary janitorial products (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily under the brand name “Airkem,” and proprietary infection prevention/healthcare products (skin care, disinfectants and instrument sterilants) are sold primarily under the “Huntington” brand name.  These products are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.

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

Water Care Services:  Water Care Services supplements the Company’s “Circle the Customer - Circle the Globe” strategy by offering water treatment programs that are critical to the Company’s customer base.  Water Care Services provides water and wastewater treatment products, services and systems for commercial/institutional customers (full service hotels, cruise ships, hospitals, healthcare, commercial real estate, government, and commercial laundries), food and beverage customers (dairies, meat, poultry, food processing and beverage) and other light industry.  Water Care Services works closely with the Company’s Institutional, Textile Care and Food & Beverage Divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat wastewater.

United States Other Services Segment

The “United States Other Services” segment is comprised of two business units:  Pest Elimination and GCS Service.  In general, these businesses provide service or equipment which can augment or extend the Company’s product offering to its business customers as a part of the “Circle the Customer” approach.

Pest Elimination:  The Pest Elimination Division provides services for the detection, elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick-service restaurant and grocery operations and other institutional and commercial customers.  These services are sold and performed by Company-employed sales and service personnel.  In addition, through its EcoSure Food Safety Management business, the Division provides customized on-site evaluations, training and quality assurance services to foodservice operations.

GCS Service:  GCS provides commercial kitchen parts and equipment repair services including parts distribution.  GCS offers these services to restaurant and other foodservice operations, while providing warranty service for equipment manufacturers.  In addition, GCS offers parts at a wholesale level to repair services companies and end users.

International Cleaning & Sanitizing Segment

The Company conducts business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of China, Israel and Venezuela, through majority-owned joint ventures with local partners.  In other countries, selected products are sold by the Company’s export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of the Company’s overall revenues.  The largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa.

In general, the businesses conducted internationally are similar to those conducted in the United States, although the Company customizes its products and services to meet unique local requirements.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in International operations.  They are conducted in virtually all International locations and, compared to the United States, constitute a larger portion of the overall business.  Kay also has sales in a number of International locations.  A significant portion of its International sales are to international units of United States-based quick-service restaurant chains.  Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains. The Company expanded its pest elimination business to the United Kingdom and the Republic of Ireland by acquiring a London-based provider of commercial pest elimination services in September 2002.  In addition, the Company entered the hospital hygiene market in the United Kingdom by acquiring a supplier of hospital hygiene products in December 2002.  The Company’s other businesses are conducted less extensively in International locations.  However, in general, all of the businesses conducted in the United States are operated in Canada.

International businesses are subject to the usual risks of foreign operations including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of International operations has historically been lower than the profitability of businesses in the United States.  This has been due to the smaller scale of International operations where several operating locations are smaller in size as well as the additional cost of operating in numerous and diverse foreign jurisdictions.

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

The Company’s objective is to achieve a significant presence in each of its business markets.  In general, competition is based on service, product performance and price.  The Company believes it competes principally by providing superior value and differentiated products.  Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by the Company’s significant on-going investment in training and technology and by the Company’s standard practice of advising customers on means to lower operating costs and comply with safety, environmental and sanitation regulations. In addition, the Company emphasizes its ability to uniformly provide a variety of related premium cleaning and sanitation services to its customers and to provide that level of service to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in the Company’s “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

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

Customers and Classes of Service:  The Company believes that its business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although the Company has a diverse customer base and no customer or distributor constitutes ten percent or more of the Company’s consolidated revenues, the Company does have customers and independent, third-party distributors (for example, ARAMARK, Sodexho, Sysco and U.S. Foodservice), the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, the Company considers it unlikely that such an event would have a material adverse impact on the financial position of the Company.  No material part of the Company’s business is subject to renegotiation or termination at the election of a governmental unit. The Company sells two classes of products which each constitute 10 percent or more of its sales.  Sales of warewashing products in 2002, 2001 and 2000 approximated 23, 26 and 26 percent, respectively, of the Company’s consolidated net sales.  In addition, the Company, through its Institutional and Textile Care businesses, sells laundry products and services to a broad range of laundry customers.   Sales of

laundry products and services in 2002, 2001 and 2000 approximated 12, 10 and 11 percent, respectively, of the Company’s consolidated net sales. Sales of the recently acquired Henkel-Ecolab operations are reflected in these percentages beginning in 2002.

Patents and Trademarks:  The Company owns and licenses a number of patents, trademarks and other intellectual property, including a license agreement with Henkel KGaA.  While the Company has an active program to protect its intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, management does not believe that the Company’s overall business is materially dependent on any individual patent or trademark.

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

Manufacturing and Distribution: The Company manufactures most of its products and related equipment in Company-owned manufacturing facilities.  Some products are also produced for the Company by third-party contract manufacturers, including Henkel KGaA.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on the Company’s manufacturing facilities is located beginning at page 15 hereof under the heading “Properties.”

Deliveries to customers are made from the Company’s manufacturing plants and a network of distribution centers and public warehouses.  The Company uses common carriers, its own delivery vehicles and distributors.  Additional information on the Company’s plant and distribution facilities is located beginning at page 15 hereof under the heading “Properties.”

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

Research and Development:  The Company’s research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products.  Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology.  Substantially all of the Company’s principal products have been developed by its research, development and engineering personnel. At times, technology has also been licensed from outside the Company to develop offerings.  Note 13, entitled “Research Expenditures” located on page 43 of the Annual Report, is incorporated herein by reference.

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

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California.  To date, the Company generally has been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material negative effect on the Company’s consolidated results of operations, financial condition or liquidity to date.

Pesticide Legislation:  Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides.  The Company manufactures and sells certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides.  The Company maintains approximately 400 product registrations with the United States Environmental Protection Agency (“EPA”).  Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees.  In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA.  However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State.  While the cost of complying with rules as to pesticides has not had a material adverse effect on the Company’s financial condition, liquidity or the results of its operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years.  Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,500,000 in 2002 and $2,200,000 in 2001.  Congress is evaluating legislation that would increase these fees.  Absent such a change, anticipated registration costs are not expected to significantly affect the Company’s consolidated results of operations, financial condition or liquidity.

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

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by the Company for controlling microbial growth on humans, animals, processed foods, and medical devices.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (FDA).  The FDA has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994 that may impose additional requirements and associated costs when finalized by the FDA.  To date, such requirements have not had a material negative effect on the Company’s consolidated results of operations, financial condition or liquidity.

Other Environmental Legislation:  The Company’s manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances.  The primary federal statutes that apply to the Company’s activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”).  The Company is also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.  The Company makes capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles.  To date, such expenditures have not had a significant adverse effect on the Company’s consolidated results of operations, financial condition or liquidity.  The Company’s capital expenditures for environmental control projects were approximately $1,611,000 for 2002, $1,540,000 for 2001and approximately $1,480,000 has been budgeted for 2003.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), the Company is currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at approximately 18 sites in the United States.  Additionally, the Company has similar liability at eight sites outside the United States.  In general, under CERCLA, the Company and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site.  Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

The Company’s worldwide net expenditures for contamination remediation were approximately $500,000 in 2002 and $500,000 in 2001.  Including the ChemLawn matters described below, the Company’s worldwide accruals at December 31, 2002 for probable future remediation expenditures totaled approximately $3,800,000.  The Company reviews its exposure for contamination remediation costs periodically and its accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on the Company’s consolidated financial results in a future reporting period, the Company believes the ultimate resolution of these matters will not have a material effect on the Company’s results of operations, financial position or liquidity.  In connection with the JV Acquisition, Ecolab and Henkel entered into an Environmental Agreement dated December 7, 2000 under which Henkel agreed to indemnify Ecolab for certain environmental liabilities associated with the former JV.  As of December 31, 2002, Henkel’s outstanding reimbursement obligation to Ecolab for such environmental liabilities was 108,319 euro (or approximately $116,000).  In addition, the Company has retained responsibility for certain sites where the Company’s former ChemLawn business is a PRP.  Currently there are five such locations and, at each, ChemLawn is a de minimis party.  Anticipated costs currently accrued for these matters were included in the Company’s loss from its discontinued ChemLawn operations in 1991.  The accrual remaining reflects management’s best estimate of probable future costs.

Number of Employees:  The Company currently has approximately 20,400 employees.

Item 1(d) Financial Information About Geographic Areas

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 46 and 47 of the Annual Report, is incorporated herein by reference.

Item 1(e) Available Information

The Company’s Internet address is http://www.ecolab.com.  Copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on the website at http://www.ecolab.com/investor as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

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

Name	Age	Office	Positions Held Since Jan. 1, 1998
A. L. Schuman	68	Chairman of the Board and Chief Executive Officer	Aug. 2002 – Present
		Chairman of the Board, President and Chief Executive Officer	Mar. 2002 – Jul. 2002
		Chairman of the Board and Chief Executive Officer	Jan. 2001 – Feb. 2002
		Chairman of the Board, President and Chief Executive Officer	Jan. 2000 – Dec. 2000
		President and Chief Executive Officer	Jan. 1998 – Dec. 1999

D. M. Baker, Jr.	44	President and Chief Executive Officer	Aug. 2002 – Present
		President - Institutional Sector	Mar. 2002 – Jul. 2002
		Senior Vice President - Institutional Sector	Jan. 2001 – Feb. 2002
		Vice President and General Manager, Kay Chemical Company	Apr. 1998 – Dec. 2000
		Vice President - Sales and Marketing, Kay Chemical Company	Jan. 1998 – Mar. 1998

L. T. Bell	55	Senior Vice President-Law, General Counsel and Secretary	Jul. 2002 – Present
		Senior Vice President-Law and General Counsel	Jan. 2001 – Jun. 2002
		Vice President-Law and General Counsel	Jan. 1998 – Dec. 2000

S. L. Fritze	48	Senior Vice President and Chief Financial Officer	Mar. 2002 – Present
		Senior Vice President - Finance and Controller	May 2001 – Feb. 2002
		Vice President and Controller	Jul. 1999 – Apr. 2001
		Vice President and Treasurer	Jan. 1998 – Jun. 1999

Name	Age	Office	Positions Held Since Jan. 1, 1998
D. D. Lewis	56	Senior Vice President - Human Resources	Jan. 2001 – Present
		Vice President - Human Resources	Jan. 1998 – Dec. 2000

J. A. Miller	46	Vice President and General Manager - Institutional	Sept. 2002 – Present
		Institutional Vice President-Marketing North America	Oct. 2001 – Aug. 2002
		Institutional Vice President-Emerging Businesses	Jan. 1998 – May 1998 *

S. K. Nestegard	42	Vice President-Research, Development and Engineering and Chief Technical Officer	Mar. 2003 – Present **

M. Nisita	61	Senior Vice President - Global Operations	Jan. 1998 – Present

D. J. Schmechel	43	Vice President and Controller	Apr. 2002 – Present
		Vice President and Treasurer	Jul. 1999 – Mar. 2002
		Assistant Treasurer	Jan. 1998 – Jun. 1999

J. P. Spooner	56	President - International	Mar. 2002 – Present
		Executive Vice President - International	Dec. 2001 – Feb. 2002
		Chief Executive Officer - Henkel - Ecolab	Jan. 2001 – Nov. 2001
		Executive Vice President - International Group	Jan. 1999 – Dec. 2000
		Senior Vice President - International	Jan. 1998 – Dec. 1998

*             From April 1998 to April 2000, Mr. Miller served as Senior Vice President and General Manager, The Minute Maid Co. (a subsidiary of  The Coca Cola Company).  In May 2000, Mr. Miller was hired as President and CEO of Busy Body, Inc., a privately held retailer of home fitness equipment in the western U.S., to remedy operations that were underperforming the owners’ expectations.  Busy Body, Inc. filed for Chapter 11 protection under federal bankruptcy laws in May 2001 and was subsequently liquidated.  Mr. Miller re-joined the Company in October 2001.

**      Prior to joining the Company in March 2003, Ms. Nestegard was employed by 3M Company for 20 years, most recently as Business Director of Optical Components.  Ms. Nestegard’s experience includes product and process development and technical management as Director Engineering Systems Technology Center and as Technical Director of the Electronic Products Division of 3M in Austin, Texas.

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

The following chart profiles the Company’s manufacturing facilities which are approximately 50,000 square feet or larger in size with ongoing production activities.

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

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Owned/ Leased
UNITED STATES
Joliet, IL*	610,000	Solids, Liquids, Powders	Owned
Garland, TX*	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
South Beloit, IL*	219,000	Equipment	Owned
Greensboro, NC*	193,000	Liquids, Powders	Owned
Hebron, OH	192,000	Liquids	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA	141,000	Solids, Liquids	Owned
Eagan, MN (pilot plant)*	133,000	Solids, Liquids, Emulsions, Powders	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL*	105,000	Equipment	Leased
Huntington, IN*	90,000	Liquids, Powders	Owned
Carrollton, TX	70,000	Liquids	Owned

Location	Size (Sq. Ft.)	Types of Products	Owned/ Leased
INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids, Powders	Owned
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Melbourne, AUSTRALIA	130,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids, Powders	Owned
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Toronto, CANADA	88,000	Liquids	Leased
Valby, DENMARK	70,000	Liquids, Powders	Owned
Cheadle (Manchester), UK	62,000	Liquids	Leased
Santiago, CHILE	60,000	Liquids, Powders	Leased
Shika, JAPAN	60,000	Liquids	Owned
Hamilton, NEW ZEALAND	58,000	Solids, Liquids, Powders	Owned
Revesby, AUSTRALIA	51,000	Liquids, Powders	Owned

Smaller United States manufacturing facilities operated by the Company are located in Grand Forks, North Dakota (leased) and Baldwin Park, California (leased).  The Company also owns or leases smaller international manufacturing facilities in Argentina, Australia, Costa Rica, Fiji, Greece, Iceland, Indonesia, Japan, Kenya, Mexico, Netherlands, Papua New Guinea, People’s Republic of China, Philippines, Puerto Rico, Singapore, Slovenia, South Korea, Spain, Tanzania and Thailand. During 2002, the Company leased manufacturing operations at its owned facilities located in North Kansas City, Missouri, Woodbridge, New Jersey and Botany, Australia.

The Company believes its manufacturing facilities are in good condition and are adequate to meet existing production needs.

Most of the Company’s manufacturing plants also serve as distribution centers.  In addition, around the world, the Company operates distribution centers, all of which are leased, and utilizes various public warehouses to facilitate the distribution of its products and services.  In the United States, Company sales and service associates are located in approximately 109 leased offices. Additional sales offices are located internationally.

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

The Company and certain of its subsidiaries are defendants in various lawsuits and claims arising out of the normal course of business.  Accruals have been established reflecting management’s best estimate of probable future costs relating to such matters.

The estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 2002.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Item 5(a) Market Information

The Company’s Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of the Company’s Common Stock on the consolidated transaction reporting system during 2002 and 2001 were as follows:

	2002		2001
Quarter	High	Low	High	Low
First	$47.88	$38.86	$44.19	$37.88

Second	$47.99	$42.50	$43.20	$36.35

Third	$49.02	$36.53	$42.00	$28.50

Fourth	$50.40	$41.41	$41.05	$34.20

The closing stock price on February 28, 2003 was $49.05.

Item 5(b) Holders

On February 28, 2003, the Company had 5,018 holders of Common Stock of record.

Item 5(c) Dividends

The Company has paid common stock dividends for 66 consecutive years.  Quarterly cash dividends of $0.13 per share were declared in February, May and August 2001.  Cash dividends of $0.135 per share were declared in December 2001, and February, May and August 2002.  A dividend of $0.145 per share was declared in December 2002.

Item 6.  Selected Financial Data

The comparative data for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The material appearing under the heading entitled “Financial Discussion,” located on pages 20 through 49 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The material appearing under the heading entitled “Market Risk,” located on page 29 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and material which are an integral part of the financial statements listed under Item 15.I(1). below and located on pages 30 through 49 of the Annual Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Company

The biographical material regarding directors and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located in the Proxy Statement appearing under the heading entitled “Election of Directors,” is incorporated herein by reference.  Information regarding executive officers is presented under the heading “Executive Officers of the Company” in Part I on pages 12 through 14 hereof.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents, as of December 31, 2002, compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,000,250	*	$38.70	6,152,526
Equity compensation plans not approved by security holders	0		0	0
Total	12,000,250	*	$38.70	6,152,526

*Includes 67,868 Common Stock equivalents under the Company’s 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.  These Common Stock equivalents represent deferred compensation earned by non-employee directors and are excluded from the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

The material appearing under the headings entitled “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” located in the Proxy Statement is incorporated herein by reference.  The holdings of Henkel KGaA, Henkel Chemie VmbH and HC Investments, Inc. are subject to certain limitations with respect to the Company’s voting securities as more fully described in the Company’s Proxy Statement under the heading “Stockholder Agreement,” which is incorporated herein by reference.

A total of 595,227 shares of Common Stock held by the Company’s current directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company’s Common Stock on the cover page of this Report.  This total represents that portion of the shares reported as beneficially owned by directors and executive officers of the Company as of February 28, 2003, which are actually issued and outstanding.

Item 13.  Certain Relationships and Related Transactions

The material appearing under the headings entitled “Certain Transactions,” “Stockholder Agreement” and “Company Transactions” located in the Proxy Statement, as well as the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company and the biographical material pertaining to Messrs. Stefan Hamelmann, Jochen Krautter and Ulrich Lehner, both located in the Proxy Statement under the heading “Election of Directors,” are incorporated herein by reference.

Item 14.  Controls and Procedures.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

I(1).	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2002, 2001 and 2000, Annual Report page 30.

	(ii)	Consolidated Balance Sheet at December 31, 2002, 2001 and 2000, Annual Report page 31.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2002, 2001 and 2000, Annual Report page 32.

	(iv)	Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2002, 2001 and 2000, Annual Report page 33.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 34 through 48.

	(vi)	Report of Independent Accountants, Annual Report page 49.

I(2).

The following financial statement schedule to the Company’s financial statements listed in Item 15.I(1). for the years ended December 31, 2002, 2001 and 2000 located on page 35 hereof, and the Report of Independent Accountants on Financial Statement Schedule at page 33 hereof, are filed as part of this Report.

	(i)	Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000.

All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.  All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

I(3).	The following financial statements of the Henkel-Ecolab Joint Venture located on pages 36 to 59 hereof, are filed as part of this Report.

(i)

Report of Independent Accountants on the combined financial statements and financial statement schedule (referred to under I(4).(i)) – PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.

(ii)	Combined Statements of Income and Comprehensive Income for the years ended November 30, 2001 and 2000.

(iii)	Combined Balance Sheets as of November 30, 2001 and 2000.

(iv)	Combined Statements of Cash Flows for the years ended November 30, 2001 and 2000.

(v)	Combined Statements of Equity for the years ended November 30, 2001, and 2000.

(vi)	Notes to Combined Financial Statements.

I(4).

The following financial statement schedule to the Henkel-Ecolab Joint Venture financial statements listed in Item 15.I(3). for the years ended November 30, 2001 and 2000 located on page 60 hereof, and the Report of the Independent Accountants on page 36 hereof are filed as part of this Report.

(i)	Schedule - Valuation and Qualifying Accounts and Reserves for the years ended November 30, 2001 and 2000.

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

(3).	A	Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to the Company’s Current Report on Form 8-K dated October 22, 1997.

B.	By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(4).	A	Common Stock - see Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate - Incorporated by reference to Exhibit (4)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

	C.	(i) Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (4) of the Company’s Current Report on Form 8-K dated February 24, 1996.

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

Trust Deed, dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between the Company and JP Morgan Chase Bank, London Branch - Incorporated by reference to Exhibit (4)H(i) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

(ii)

Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Notes due 2007 among the Company, JPMorgan Chase Bank, London Branch, J. P. Morgan Bank Luxembourg S.A. and others - Incorporated by reference to Exhibit (4)H(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

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

(10)	A.	(i)

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

(iii)

Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto - Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended June 30, 1998.

	B.	(i)

Credit Agreement (364 Day Facility) dated December 7, 2001, among the Company, the banks parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks - Incorporated by reference to Exhibit (99)B of the Company’s Current Report on Form 8-K dated November 30, 2001.

		(ii)	Amendment No. 1 to Credit Agreement (364 Day Facility) dated as of October 31, 2002, among the Company, the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks.

	C.	Ecolab Inc. 1977 Stock Incentive Plan, as Amended and Restated through May 12, 2000 - Incorporated by reference to Exhibit (10)A of the Company’s Form 10-Q for the quarter ended June 30, 2000.

	D.	Ecolab Inc. 1993 Stock Incentive Plan, as Amended and Restated as of May 12, 2000.

	E.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000.

(ii)

Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan.  Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares – Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 1998.

F.                                      (i)                                     1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991 - Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1990.

(ii)                                  Amendment to 1988 Non-Employee Director Stock Option Plan effective May 11, 2001.

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

(iii)                               Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.

H.                                    Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.  Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2001.

I.                                         Form of Director Indemnification Agreement dated August 11, 1989 - Incorporated by reference to Exhibit (19)A of the Company’s Form 10-Q for the quarter ended September 30, 1989.  Substantially identical agreements are in effect as to each director of the Company.

J.                                        (i)                                     Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of the Company’s Form 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)                                  Amendment No. 1 to Ecolab Executive Death Benefits Plan - Incorporated by reference to Exhibit (10)H(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

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

(v)                                 Fourth Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective February 22, 2002 - Incorporated by reference to Exhibit (10)M(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

N.                                    Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002.

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

(iii)                               Second Declaration to Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994 - Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

(iv)                              Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)M(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

(v)                                 Fourth Declaration of Amendment to Ecolab Mirror Pension Plan, effective February 22, 2002 - Incorporated by reference to Exhibit (10)O(v) of the Company’s Form 10-K Annual

Report for the year ended December 31, 2001.

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

(iv)                              Third Declaration of Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1999 - Incorporated by reference to Exhibit (10)N(iv) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(v)                                 Fourth Declaration of Amendment to Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, effective February 22, 2002 - Incorporated by reference to Exhibit (10)P(v) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Q.                                    1999 Ecolab Inc. Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)O of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

R.                                     Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002 - Incorporated by reference to Exhibit (10)R of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

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

	U.	(i) Hiring Letter of Bruno Deschamps - Incorporated by reference to Exhibit (10)T of the Company’s Form 10-K for the year ended December 31, 2000.

(ii) Separation Agreement between the Company and Bruno Deschamps effective March 11, 2002 - Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2002.

	V.	Ecolab Inc. 2002 Stock Incentive Plan - Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2002.

(13)		Those portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2002 which are incorporated by reference into Parts I, II and IV hereof.

(21)		List of Subsidiaries as of February 28, 2003.

(23)	A.	Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 34 hereof is filed as a part hereof.

	B.	Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirschaftsprüfungsgesellschaft.

(24)		Powers of Attorney.

(99)		Certifications of Chief Executive Officer and Chief Financial Officer.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description
(10)C.	Ecolab Inc. 1977 Stock Incentive Plan.

(10)D.	Ecolab Inc. 1993 Stock Incentive Plan.

(10)E.	Amended and Restated Ecolab Inc. 1997 Stock Incentive Plan.

(10)F.	1988 Non-Employee Director Stock Option Plan.

(10)G.	1995 Non-Employee Director Stock Option Plan.

(10)H.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)J.	Ecolab Executive Death Benefits Plan.

(10)K.	Ecolab Executive Long-Term Disability Plan.

(10)L.	Ecolab Executive Financial Counseling Plan.

(10)M.	Ecolab Supplemental Executive Retirement Plan.

(10)N.	Ecolab Mirror Savings Plan.

(10)O.	Ecolab Mirror Pension Plan.

(10)P.	The Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.

(10)Q.	1999 Ecolab Inc. Management Performance Incentive Plan.

(10)R.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)T.	Ecolab Management Incentive Plan.

(10)U.	Hiring Letter and Separation Agreement of Bruno Deschamps.

(10)V.	Ecolab Inc. 2002 Stock Incentive Plan.

III.                                 Reports on Form 8-K:

The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 2003.

ECOLAB INC.
(Registrant)

By	/s/ Allan L. Schuman
Allan L. Schuman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 7th day of March, 2003.

/s/ Allan L. Schuman	Chairman of the Board and
Allan L. Schuman	Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Steven L. Fritze	Senior Vice President and
Steven L. Fritze	Chief Financial Officer
(Principal Financial Officer)

/s/ Daniel J. Schmechel	Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/ Timothy P. Dordell	Directors
Timothy P. Dordell

as attorney-in-fact for: Les S. Biller, Stefan Hamelmann, Jerry A. Grundhofer, James J. Howard, William L. Jews, Joel W. Johnson, Jochen Krautter, Jerry W. Levin, Ulrich Lehner and Robert L. Lumpkins

CERTIFICATIONS

I, Allan L. Schuman, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Ecolab Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including  its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 7, 2003

/s/ Allan L. Schuman
Allan L. Schuman
Chairman of the Board and Chief Executive Officer

I, Steven L. Fritze, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Ecolab Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                      presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003

/s/ Steven L. Fritze
Steven L. Fritze
Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 18, 2003 appearing in the 2002 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 18, 2003

CONSENT OF PRICEWATERHOUSECOOPERS LLP
TO INCORPORATION BY REFERENCE

We hereby consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S–8 (Registration Nos. 2–60010; 2–74944; 33–1664; 33-41828; 2–90702; 33–18202; 33–55986; 33-56101; 333-95043; 33–26241; 33–34000; 33-56151; 333-18627; 33–39228; 33-56125; 333-70835; 33–60266; 333-95041; 33-65364; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; and 333-97927) of our report dated February 18, 2003 relating to the consolidated financial statements of Ecolab Inc. as of December 31, 2002, 2001 and 2000 and for the years then ended, which appears in the 2002 Annual Report to Shareholders of Ecolab Inc., which is incorporated by reference in this Annual Report on Form 10-K of Ecolab Inc. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 18, 2003 relating to the financial statement schedule of Ecolab Inc. as of December 31, 2002, 2001 and 2000 and for the years then ended, which also appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 7, 2003

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.

(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts(A)	Deductions(B)	Balance at End of Period

Allowance for Doubtful Accounts:

Year Ended December 31, 2002	$30,297	$17,220	$2,232	$(13,754)	$35,995

Year Ended December 31, 2001	$15,330	$10,941	$12,527	$(8,501)	$30,927

Year Ended December 31, 2000	$20,969	$8,792	$(236)	$(14,195)	$15,330

(A)                              Included the effects of changes in currency translation and business acquisitions, including Henkel-Ecolab in 2001.

(B)                                Uncollectible accounts charged off, net of recovery of accounts previously written off.

Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft	Moskauer Straße 19 40227 Düsseldorf Postfach 10 50 53 40041 Düsseldorf

Tel.: +49 (211) 981-0 Fax: +49 (201) 981-1000

Ein Unternehmen der Gruppe PwC Deutsche Revision

Report of Independent Accountants

To the Board of Directors and Shareholders

of Henkel-Ecolab:

In our opinion, the accompanying combined balance sheets and the related combined statements of income and comprehensive income, of equity and of cash flows present fairly, in all material respects, the financial position of Henkel-Ecolab at November 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the accompanying financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers GmbH
PricewaterhouseCoopers
Gesellschaft mit beschränkter Haftung
Wirtschaftsprüfungsgesellschaft
January 11, 2002

Geschäftsführer: WP RA StB Prof. Rolf Windmöller

Sitz: Frankfurt am Main  ' Amtsgericht: Frankfurt am Main HRB 45604

PwC Deutsche Revision ist Mitglied von PricewaterhouseCoopers International, einer Company limited by guarantee registriert in England und Wales.

Henkel-Ecolab

Combined Statements of Income and Comprehensive Income

(Thousands EUR)	Year ended November 30, 2001	Year ended November 30, 2000

Net Sales	970,359	935,230
Cost of Sales	502,017	473,569
Selling, General and Administrative Expenses	384,972	365,867
Royalties to Parents	7,670	7,455

Operating Income	75,700	88,339
Other (Expense) Income, net	(604)	439

Income before Income Taxes	75,096	88,778
Provision for Income Taxes	30,406	37,587

Net Income	44,690	51,191

Other Comprehensive Income :
Foreign Currency Translation Adjustments	(752)	6,248
Minimum Pension Liability Adjustments	(5,122)	(90)
Income Tax (Expense) / Benefit Related to Minimum Pension Liability Adjustments	1,538	36

Other Comprehensive Income (Loss) net of Tax	(4,336)	6,194

Comprehensive Income	40,354	57,385

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Balance Sheets

(Thousands EUR)	November 30, 2001	November 30, 2000

Assets

Cash and Cash Equivalents	3,866	7,068
Accounts Receivable, net	226,252	224,093
Accounts Receivable from Related Parties	7,733	8,831
Loans to Related Parties	—	6,039
Inventories	119,142	103,162
Prepaid Expenses and Other Current Assets	33,967	28,966
Deferred Taxes	4,853	6,965

Current Assets	395,813	385,124

Property, Plant and Equipment, net	100,086	96,818
Intangible and Other Assets, net	58,378	67,113
Deferred Taxes	12,382	9,359

Total Assets	566,659	558,414

Liabilities and Equity

Accounts Payable	63,916	67,958
Accounts Payable to Related Parties	11,700	10,838
Accrued Liabilities	119,366	117,975
Income Taxes Payable	26,089	35,626
Deferred Taxes	497	498
Current Portion of Long Term Debt	2,015	84
Short Term Debt	28,832	6,845
Current Portion of Employee Benefit Obligations	5,531	5,042

Current Liabilities	257,946	244,866

Contingent Liabilities

Employee Benefit Obligations, less Current Portion	75,804	69,107
Long Term Debt, less Current Maturities	—	2,017
Deferred Taxes	4,252	4,095

Combined Equity

Contributed Capital	86,785	85,906
Retained Earnings	148,347	154,562
Other Accumulated Comprehensive Income	(6,475)	(2,139)
	228,657	238,329

Total Liabilities and Equity	566,659	558,414

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Statements of Cash Flows

(Thousands EUR)	Year ended November 30, 2001	Year ended November 30, 2000

Net Income	44,690	51,191

Adjustments to Reconcile Net Income to Cash Provided by Operating Activities
Depreciation and Amortization	46,442	43,998
Equity in Income of Affiliated Company	(1,213)	(895)
Provision for Doubtful Accounts	5,702	4,008
Gain on Sale of Property and Equipment	(173)	(254)
Deferred Income Taxes	667	1,594

Changes in Operating Assets and Liabilities
Increase in Accounts Receivable	(8,382)	(32,413)
(Increase) Decrease in Accounts Receivable from Related Parties	1,101	(3,102)
Increase in Inventories	(16,193)	(483)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	(3,269)	16,939
Increase (Decrease) in Accounts Payable to Related Parties	1,037	2,566
Increase in Income Taxes Payable	2,403	4,695
Increase (Decrease) in Prepaid Expenses and Other Current Assets	(2,985)	(4,797)
Increase in Employee Benefit Obligations	1,635	1,882

Cash Provided by Operating Activities	71,462	84,929

Investing Activities
Expenditures for Property and Equipment	(42,951)	(42,023)
Expenditures for Intangible and Other Assets	(506)	(6,164)
Proceeds from Investment in Affiliated Company	774	516
Purchase of Businesses Net of Cash Acquired	—	—
Proceeds from Sale of Property and Equipment	2,524	7,633

Cash Used for Investing Activities	(40,159)	(40,038)

Financing Activities
Proceeds (Repayments) from Bank Debt, net	21,901	(17,741)
Proceeds from Capital Contribution, net	879	382
(Increase) Decrease in Loans to Related Parties	6,211	(1,024)
Dividends paid	(63,512)	(32,111)

Cash Used for Financing Activities	(34,521)	(50,494)

Effect of Exchange Rate Changes	16	6,634

Increase (Decrease) in Cash and Cash Equivalents	(3,202)	1,031

Cash and Cash Equivalents at Beginning of Period	7,068	6,037

Cash and Cash Equivalents at End of Period	3,866	7,068

See accompanying Notes to Combined Financial Statements

Henkel-Ecolab

Combined Statements of Equity

(Thousands EUR)

	Contributed Capital	Retained Earnings	Cumulative Foreign Currency Translation Adjustment	Cumulative Minimum Pension Liability Adjustment	Total

Balance November 30, 1999	85,524	129,823	(8,237)	(96)	207,014

Net Income		51,191			51,191

Dividends		(26,452)			(26,452)

Contributions	382				382

Minimum Pension Liability				(54)	(54)

Translation Adjustment			6,248		6,248

Balance November 30, 2000	85,906	154,562	(1,989)	(150)	238,329

Net Income		44,690			44,690

Dividends		(50,905)			(50,905)

Contributions	879				879

Minimum Pension Liability				(3,584)	(3,584)

Translation Adjustment			(752)		(752)

Balance November 30, 2001	86,785	148,347	(2,741)	(3,734)	228,657

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

Acquisitions and Divestiture

The Company made certain acquisitions during the fiscal years ended November 30, 2001 and 2000; the aggregate impact of which was immaterial to the combined financial statements.

Waldhausen Divestiture: In June 2000, the Company divested the assets of the Floordress textile and equipment production facility in Waldhausen, Germany in two separate but related transactions for a price equal to the net book value of approximately TEUR 2,249.  Inno Concept, the supplier of plastics to the plant, assumed responsibility of the textile and equipment production (including substantially all the employees and the current production building for textiles).  The Company also entered into a long-term supply agreement for textiles and equipment with Inno Concept.Grupp, the metal supplier, purchased the equipment production building in a real-estate transaction.  As both transactions were for a price equal to the net book value, no gain or loss was recorded on the books for the sale of the assets related to Waldhausen.

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

Adoption of New Currency Reporting

Prior to 2001, the Company prepared and reported its combined financial statements in Deutsche Marks (“DM”). Beginning in 2001, the Company presented its combined financial statements in Euro (“EUR”). Accordingly figures for 2000 are shown in EUR using the Official Fixed Exchange Rate of 1 EUR = DM 1,95583. Henkel-Ecolab’s 2000 Euro combined financial statements depict the same trends as would have been presented if it had continued to present its Combined Financial Statements in Deutsche Marks. The Company’s Combined Financial Statements will however not be comparable to the Euro financial statements of other companies that previously reported their financial information in a currency other than Deutsche Marks.

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

Total depreciation expense for property, plant and equipment amounted to TEUR 37,766 and TEUR 35,753 for the years ended November 30, 2001 and 2000, respectively.

Intangible Assets

Intangible assets primarily consist of goodwill, capitalized software, concessions and licenses. These assets are amortized on a straight-line basis over their estimated lives, periods from 3 to 15 years. Total amortization expense for all intangible assets amounted to TEUR 8,676 and TEUR 8,245 for the years ended November 30, 2001 and 2000, respectively.

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

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

Shipping and Handling Costs

In connection with the adoption of Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs”, the Company has reclassified certain warehousing and transportation expenses from Selling, General and Administrative expenses (“SG&A”) to Cost of Sales. Amounts reported for prior years have been reclassified to conform to the 2001 presentation. The reclassifications had no effect on the Company’s results of operations or financial position.  Expenses reclassified from SG&A to Costs of Sales were TEUR 66,982 and TEUR 62,205 for the years ended November 30, 2001 and 2000, respectively. The effect of the reclassification was to reduce gross margin by approximately 6.5 percentage points in each year and reduce SG&A as a percent of sales by a comparable amount.

Advertising Costs

The Company expenses the costs of advertising in the period in which the costs are incurred. Advertising expenses were TEUR 21,696 and TEUR 21,093 for the years ended November 30, 2001 and 2000, respectively.

Research expenditures

Research expenditures which relate to the development of new products and processes, including significant improvements and refinements to existing products, approximately TEUR 20,000 and TEUR 18,900 for the years ended November 30, 2001 and 2000, respectively.

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

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

3. BALANCE SHEET INFORMATION

	November 30, 2001 TEUR	November 30, 2000 TEUR

Accounts Receivable
Accounts Receivable, Trade	240,126	234,661
Allowance for Doubtful Accounts	(13,874)	(10,568)
	226,252	224,093

Inventories
Raw Materials	23,264	20,047
Work in Process	6,541	4,022
Finished Goods	89,337	79,093
	119,142	103,162

Property, Plant and Equipment, net
Land	2,308	2,341
Buildings and Improvements	39,045	38,197
Machinery and Equipment	88,852	85,174
Merchandising Equipment and Other	197,703	175,970
Construction in Progress	3,828	4,407
	331,736	306,089
Accumulated Depreciation and Amortization	(231,650)	(209,271)
	100,086	96,818

Intangible and Other Assets, net
Goodwill on Acquisitions prior to July 1,1991	10,707	10,707
Goodwill on Acquisitions after July 1,1991	55,690	55,182
Other Intangible Assets, including Capitalized Computer Software Costs	46,667	47,225
Additional Minimum Pension Liability	1,785	2,059
	114,849	115,173
Accumulated Amortization	(64,592)	(55,863)
Total Intangible Assets, net	50,257	59,310
Other Assets, net	8,121	7,803
	58,378	67,113

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

4. RELATED PARTY TRANSACTIONS

The Company has entered into various contractual arrangements, including those discussed in the following paragraphs, for the supply of products, the performance of general and administrative services and the transfer of technology.

Certain Company entities purchase institutional and industrial hygiene products (primarily finished goods inventories) from Henkel and its subsidiaries under a variety of supply agreements. The terms of these agreements allow these entities to purchase specified quantities at agreed upon prices as defined by an annual supply plan submitted to the related manufacturing facility. Henkel also provides certain Company entities with elective services which include, but are not limited to, general administration, payroll administration, accounting and research and development. The costs of services are charged by Henkel on a monthly basis and may not reflect the costs which the Company would incur if it were necessary to procure such services from outside sources or if such services were performed internally by the Company. Related party purchases and fees incurred by the Company in consideration for these services totaled TEUR 92,155 and TEUR 91,278 for the years ended November 30, 2001 and 2000, respectively.

Royalty payments are shared equally by both parent companies based upon a technology transfer agreement which provides for a royalty payment 1 % of third party net sales as defined. Royalty expense related to this technology transfer agreement amounted to TEUR 7,670 and TEUR 7,455 for the years ended November 30, 2001 and 2000, respectively.  The royalty agreement terminated effective December 1, 2001 when Ecolab acquired the 50% of the Company owned by Henkel.

The Company has entered into agreements with Henkel under which the Company can both borrow from and lend to Henkel both on an overdraft basis and through short term loans of no more than 3 months. There is currently no maximum level of borrowing specified under these agreements. The interest rate basis for both arrangements is the Euro London Interbank Offering Rate (EURO-LIBOR). At November 30, 2001, the interest rates were 4.875 % for EURO overdrafts and 3.53 % for 3 month short term EURO loans. On overdrafts, approximately 50 basis points are paid to compensate Henkel for administration costs.  These agreements terminated effective December 1, 2001 when Ecolab acquired the 50% of the Company owned by Henkel

At November 30, 2000 the Company had loans receivable from Henkel and its subsidiaries of TEUR 6,039. No loans remain outstanding as of November 30, 2001. The fair values of related party loans receivable and payable approximate book value.

The Company incurs and expenses certain costs incurred on behalf of the parents which by their nature are not arm’s length. The Company charges the parents for these costs and has reflected the reimbursement of such costs, net of tax, in the amount of TEUR 879 and TEUR 382 as contributed capital for the years ended November 30, 2001 and 2000.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

5. INCOME TAXES

The components of income before income taxes and the provision for income taxes for the years ended November 30, 2001 and 2000 are as follows:

	2001 TEUR	2000 TEUR

Income before income taxes
Domestic (Germany)	11,957	15,670
Foreign	63,139	73,108
Total	75,096	88,778

Income tax provision (benefit)
Current
Domestic (Germany)	5,281	9,862
Foreign	24,458	26,131
Total current	29,739	35,993

Deferred
Domestic (Germany)	(333)	1,511
Foreign	1,000	83
Total deferred	667	1,594

Total income tax provision	30,406	37,587

The components of the Company's overall net deferred tax asset at November 30:

	2001 TEUR	2000 TEUR

Deferred tax assets
Tax loss carry forwards	2,030	1,439
Accrued expenses	2,441	5,323
Inventory valuation reserves	1,355	1,973
Accounts receivable reserves	2,943	1,689
Pension provision	6,747	5,156
Depreciation on fixed assets	1,251	569
Other	468	175
Total deferred tax assets	17,235	16,324

Deferred tax liabilities
Amortization on intangible assets	(732)	(1,040)
Depreciation on fixed assets	(2,238)	(2,241)
Prepaid Pensions	(1,196)	(930)
Other	(583)	(382)
Total deferred tax liabilities	(4,749)	(4,593)
Net deferred tax asset	12,486	11,731

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

At November 30, 2001 and 2000, the Company had net foreign operating loss carry forwards for tax purposes of approximately TEUR 6,868 and TEUR 5,010, respectively. A significant portion of these losses have an indefinite carry forward period; the remaining losses have expiration dates up to five years.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at November 30, 2001 and 2000. During 2000 the valuation allowance decreased by TEUR 694.

A reconciliation of the weighted average European effective tax rate to the effective income tax rate is as follows:

	2001%	2000%
Weighted average European statutory rate	35.6	38.6
Non deductible items, principally goodwill	4.3	4.3
Provision for prior years taxes	—	(1.2)
Deferred taxes refundable to parent	—	—
Change in valuation allowance	—	(0.8)
Change in tax rates	0.5	—
Other	0.1	1.4
Effective income tax rate	40.5	42.3

The deferred taxes refundable to parent reflect the Company Agreement in which the partners also agreed that all tax benefits realized after the formation of the Company should be refunded to the respective parents if the benefits relate to temporary differences that originated in periods prior to the formation of the Company.

Cash paid for taxes for the years ended November 30, 2001 and 2000 was TEUR 27,317 and TEUR 31,822, respectively.

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

The following tables provide a reconciliation of the changes in the plans benefit obligations and fair value of assets over the two year period ended November 30, 2001 and 2000 and a statement of the funded status as of November 30, 2001 and 2000 with the exception of the Italian termination indemnity plan:

	2001 TEUR	2000 TEUR
Reconciliation of benefit obligation
Obligation at December 1, 2000 and 1999, respectively	147,816	129,303
Service cost	6,613	6,057
Interest cost	8,954	7,875
Actuarial (gain) loss	(759)	7,996
Benefit payments	(3,412)	(3,415)
Obligation at November 30	159,212	147,816

	2001 TEUR	2000 TEUR
Reconciliation of fair value of plan assets
Fair value of plan assets at December 1, 2000 and 1999, respectively	84,387	62,102
Actual (loss)/return on plan assets	(6,008)	18,740
Company contribution	2,960	3,568
Participant contribution	691	992
Benefit payments	(1,059)	(1,015)
Fair value of plan assets at November 30	80,971	84,387

	2001 TEUR	2000 TEUR
Funded status
Funded status as of November 30,	(78,241)	(63,429)
Unrecognized transition obligation	2,637	2,982
Unrecognized prior service cost	(344)	(489)
Unrecognized net loss (gain)	8,097	(4,367)
Net amount recognized	(67,851)	(65,303)

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The following table provides the amounts recognized in the combined balance sheet as of November 30, 2001 and 2000:

	2001 TEUR	2000 TEUR

Accrued benefit liability	(75,012)	(67,593)
Italian termination indemnity plan	(6,323)	(6,556)
Employee benefit obligation	(81,335)	(74,149)

Intangible asset	1,785	2,059
Accumulated other comprehensive income	5,376	231
Additional minimum pension liability	7,161	2,290
Net amount recognized	(74,174)	(71,859)

Included within the Employee Benefit Obligations in the combined balance sheet is the Italian termination indemnity plan which provides a benefit that is payable upon termination of employment virtually in all cases of termination. This plan has no assets and is not included within the pension disclosures provided within this footnote with the exception of the information provided above.

The following table provides the components of net periodic pension cost for the plans for the fiscal years ended November 30, 2001 and 2000:

	2001 TEUR	2000 TEUR

Service cost	6,613	6,057
Interest cost	8,954	7,875
Expected return on plan assets	(6,477)	(5,834)

Amortization of transitional obligation	332	381
Amortization of net (gain) loss	(735)	(554)
Amortization of prior service cost	45	(111)
Net amortization	(358)	(284)
Net periodic pension cost	8,732	7,814

Pursuant to the provisions of Statement Of Financial Accounting Standards No. 87 “Employer's Accounting for Pensions”, the Company has recorded an additional pension liability adjustment  of TEUR 7,161, and TEUR 2,290 as of November 30, 2001 and 2000, respectively, representing the amount by which the accumulated benefit obligation over the fair value of plan assets exceeded the accrued pension liability for certain plans.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The following amounts, net of tax, have been included within other comprehensive income arising from a change in the additional minimum pension liability for the year ended November 30, 2001 and 2000, respectively TEUR (3,584) and TEUR (54).

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

Long Term Debt

Long term debt at November 30, 2001 and 2000 consists of the following:

	2001 TEUR	2000 TEUR

Notes	2,015	2,101
Less current maturities	(2,015)	(84)
	0	2,017

The note, which is denominated in Danish Kroni, has a fixed annual interest rate of 10.07 % and is due June 30, 2002.

The fair value of short and long term debt approximates the book value.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

8. FINANCIAL RISK MANAGEMENT

Financial risk factors

The Company´s activities expose it to a variety of financial risks, including the effects of foreign currency exchange rates and interest rates.The Company´s overall risk management program focuses on the unpredictability of financial markets and seeks to minimise potential adverse effects on the financial performance of the Company. Henkel-Ecolab uses derivative financial instruments such as foreign exchange contracts to hedge certain exposures.

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

Net unrealized exchange gains or losses resulting from such translation are excluded from net earnings and accumulated in a separate component of combined equity. Gains and losses arising from foreign currency transactions during the year and the translation adjustments from hyperinflationary countries are included in the related income statement category. Total gains and (losses) recognized for the year ended November 30, 2001 and 2000 were (2,650) and 469, respectively.

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

Foreign Exchange Risk Management

The Company enters into foreign exchange contracts in managing its foreign exchange rate risks, as indicated in the following table:

	November 30, 2001		November 30, 2000
	Notional Amount TEUR	Credit Exposure TEUR	Notional Amount TEUR	Credit Exposure TEUR

Forward exchange contracts	71,579	—	52,177	—

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

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

The table below summarizes by major currency the contractual amounts of the Company´s forward exchange contracts in EURO. Foreign currency amounts are translated at rates current at the reporting date. The “buy” amounts represent the EURO equivalent of commitments to purchase foreign currencies, and the “sell” amounts represent the EURO equivalent of commitments to sell foreign currencies :

	2001		2000
	Buy TEUR	Sell TEUR	Buy TEUR	Sell TEUR

Pound Sterling/US Dollar	31,618	31,618	32,286	32,286
US Dollar/EURO	11,040	11,040	—	—
Swiss Franc/EURO	8,837	8,837	5,975	5,975
Danish Krona/EURO	5,776	5,776	—	—
Czech Krona/EURO	5,303	5,303	432	432
Pound Sterling/EURO	3,206	3,206	8,147	8,147
Swedish Krona/EURO	2,847	2,847	3,680	3,680
Norwegian Krona/EURO	1,824	1,824	658	658
Slowakian Krona/EURO	576	576	—	—
Hungarian Forint/EURO	552	552	—	—
Polish Zloty/EURO	—	—	1,000	1,000
	71,579	71,579	52,177	52,177

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

Notes to Combined Financial Statements

November 30, 2001 and 2000

9. COMMITMENTS AND CONTINGENCIES

The Company has a number of operating lease agreements primarily involving motor vehicles, computer and other office equipment. The following is a schedule by year of the future minimum lease payments required under the operating leases that have initial or remaining noncancellable lease terms in excess of one year as of November 30, 2001:

TEUR

2002	17,591
2003	13,899
2004	9,002
2005	6,660
2006	6,067
thereafter	1,844
Total	55,063

Rent expense for the year ended November 30, 2001 and 2000, was approximately TEUR 14,941 and TEUR 14,274, respectively.

The Company is subject to lawsuits and claims arising out of the conduct of its business, including those relating to commercial transactions and environmental safety. Although the outcomes of such matters are unpredictable, management believes that the final disposition will not have a material adverse effect on the combined financial position or results of operations of the Company.

The Company’s operations and customers are located throughout Europe and operate in the industrial and institutional hygiene business. No single customer accounted for more than 10% of the Company’s sales in 2001 and 2000 and there were no significant accounts receivable from a single customer at November 30, 2001 and 2000. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Henkel-Ecolab

Notes to Combined Financial Statements

November 30, 2001 and 2000

10. SUBSEQUENT EVENTS

Change in shareholders

Effective December 1st, 2001 Ecolab aquired the 50 % of the Company owned by Henkel. After giving effect to this transaction, the Company is a wholly owned subsidiary of Ecolab.

Acquisition of Kleencare Hygiene businesses

In January 2002, the Company acquired the outstanding share of the Kleencare Hygiene operations in the United Kingdom, France, Switzerland and the Netherlands (“Kleencare”) from LHS Holdings Limited of the United Kingdom.  Kleencare specializes in hygiene services, products and systems for the food and beverage industry. The purchase price of ..approximately EUR 17.7 million (at the year end exchange rate) was financed by utilizing existing unused credit facilities. The acquisition will be accounted for as a purchase; accordingly, the purchase price will be allocated to the underlying assets and liabilities based on their respective estimated values at the date of the acquisition. Unaudited pro forma information related to this acquisition is not included as the impact of the acquisition is not deemed to be material.

HENKEL-ECOLAB

Schedule - Valuation and Qualifying Accounts and Reserves
(Thousands)

Description		Balance Beg. of Period	Additions (a)	Deductions from Reserve (b)	Balance, Close of Period

Period Ended November 30, 2000

Allowance for doubtful Accounts	EUR	9,740	4,008	3,180	10,568
	EUR	9,740	4,008	3,180	10,568

Period Ended November 30, 2001

Allowance for doubtful Accounts	EUR	10,568	5,702	2,396	13,874
	EUR	10,568	5,702	2,396	13,874

(a)  Provision for doubtful accounts (charged to expenses)

(b)  Items determined to be uncollectible, less recovery of amounts previously written off.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.		Document	Method of Filing

(3)	A.	Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3) to the Company’s Current Report on Form 8-K dated October 22, 1997.

	B.	By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of the Company’s Form 10-K Annual Report, for the year ended December 31, 1998.

(4)	A.	Common Stock.	See Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate.	Incorporated by reference to Exhibit (4)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

	C. (i)	Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (4) of the Company’s Current Report on Form 8-K dated February 24, 1996.

	(ii)	Amendment, dated November 5, 2001, to the Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (1) of the Company’s Form 8A/A filed November 6, 2001.

	D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

Exhibit No.		Document	Method of Filing

	E.	Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A. (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of the Company’s Current Report on Form 8-K dated January 23, 2001.

	F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of the Company’s Current Report on Form 8-K dated January 23, 2001.

	G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of the Company’s Current Report on Form 8-K dated January 23, 2001.

	H. (i)	Trust Deed dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between the Company and JPMorgan Chase Bank, London Branch.	Incorporated by reference to Exhibit (4)H(i) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

	(ii)	Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Note due 2007 among the Company, JPMorgan Chase Bank, London Branch, J.P. Morgan Bank Luxembourg S.A. and others.	Incorporated by reference to Exhibit (4)H(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

(10)	A (i)

Multicurrency Credit Agreement (“Credit Agreement”) dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among the Company, the financial institutions party thereto, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents.

Incorporated by reference to Exhibit (10)A of the Company’s Current Report on Form 8-K dated January 23, 2001.

Exhibit No.			Document	Method of Filing

		(ii)	Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997.	Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended September 30, 1997.

(iii)

Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto.

Incorporated by reference to Exhibit (4)B of the Company’s Form 10-Q for the quarter ended June 30, 1998.

(10)	B.	(i)	Credit Agreement (364 Day Facility) dated December 7, 2001 among the Company, the Banks and Citicorp USA, Inc.	Incorporated by reference to Exhibit (99)B of the Company’s Form 8-K for the quarter ended November 30, 2001.

		(ii)	Amendment No. 1 to Credit Agreement (364 Day Facility) dated as of October 31, 2002, among the Company, the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks.	Filed herewith electronically.

	C.		Ecolab Inc. 1977 Stock Incentive Plan, as amended through May 12, 2000.	Incorporated by reference to Exhibit (10)A of the Company’s Form 10-Q for the quarter ended June 30, 2000.

	D.		Ecolab Inc. 1993 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

	E.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.		Document	Method of Filing

(ii)

Non-Statutory Stock Option Agreement between the Company and Allan L. Schuman with respect to premium-priced option grant effective February 20, 1998 under the Ecolab Inc. 1997 Stock Incentive Plan.  Similar option grants were made to each of the named executive officers of the Company covering varying, but smaller number of shares.

Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 1998.

F.	(i)	1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991.	Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1990.

	(ii)	Amendment to 1988 Non-Employee Director Stock Option Plan effective May 11, 2001.	Filed herewith electronically.

G.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of the Company’s Form 10-K Annual Report for the year ended December 31, 1994.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of the Company’s Form 10-K for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Filed herewith electronically.

Exhibit No.	Document	Method of Filing

H.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2001.

I.	Form of Director Indemnification Agreement dated August 11, 1989. Substantially identical agreements are in effect as to each director of the Company.	Incorporated by reference to Exhibit (19)A of the Company’s Form 10-Q for the quarter ended September 30, 1989.

J. (i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of the Company’s 10-K Annual Report for the year ended December 31, 1998.

(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of the Company’s 10-K Annual Report for the year ended December 31, 1998.

K.	Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)K of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

L.	Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)K of the Company’s Form 10-K Annual Report for the year ended December 31, 1992.

Exhibit No.		Document	Method of Filing

M.	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective July 1, 1994.	Incorporated by reference to Exhibit (10)M(i) of the Company’s 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

	(ii)	First Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(ii) of the Company’s 10-K Annual Report for the year ended December 31, 1994.

	(iii)	Second Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)M(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

	(iv)	Third Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

	(v)	Fourth Declaration of Amendment to Ecolab Supplemental Executive Retirement Plan, effective February 22, 2002.	Incorporated by reference to Exhibit (10)M(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

N.		Ecolab Mirror Savings Plan, as amended and restated effective March 1, 2002.	Filed herewith electronically.

O.	(i)	Ecolab Mirror Pension Plan effective July 1, 1994.	Incorporated by reference to Exhibit (10)O(i) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994. See also Exhibit (10)P hereof.

	(ii)	First Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(ii) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994.

Exhibit No.		Document	Method of Filing

	(iii)	Second Declaration of Amendment to Ecolab Mirror Pension Plan effective as of July 1, 1994.	Incorporated by reference to Exhibit (10)O(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1995.

	(iv)	Third Declaration of Amendment to Ecolab Mirror Pension Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)M(iv) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

	(v)	Fourth Declaration of Amendment to Ecolab Mirror Pension Plan, effective February 22, 2002.	Incorporated by reference to Exhibit (10)O(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

P.	(i)	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.	Incorporated by reference to Exhibit (10)P of the Company’s 10-K Annual Report for the year ended December 31, 1994.

	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective July 1, 1997.	Incorporated by reference to Exhibit (10)N(ii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	First Declaration to Amendment to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans effective November 13, 1997.	Incorporated by reference to Exhibit (10)N(iii) of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Third Declaration of Amendment to the Ecolab Inc. Administrative document for Non-Qualified Benefit Plans effective July 1, 1999.	Incorporated by reference to Exhibit (10)N(iv) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Document	Method of Filing

(v)	Fourth Declaration of Amendment to Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, effective February 22, 2002.	Incorporated by reference to Exhibit (10)P(v) of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

Q.	1999 Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O of the Company’s Form 10-K Annual Report for the year ended December 31, 1998.

R.	Ecolab Inc. Change in Control Severance Compensation Policy.	Incorporated by reference to Exhibit (10)R of the Company’s Form 10-K Annual Report for the year ended December 31, 2001.

S. (i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated July 16, 1991.

(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended September 30, 2001.

(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of the Company’s Current Report on Form 8-K dated November 30, 2001.

Exhibit No.		Document	Method of Filing

	T.	Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)R of the Company’s Form 10-K for the year ended December 31, 2001.

	U. (i)	Hiring Letter of Bruno Deschamps.	Incorporated by reference to Exhibit (10)T of the Company’s Form 10-K for the year ended December 31, 2000.

	(ii)	Separation Agreement between the Company and Bruno Deschamps effective March 11, 2002.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended March 31, 2002.

	V.	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of the Company’s Form 10-Q for the quarter ended June 30, 2002.

(13)		Those portions of the Company’s Annual Report to Stockholders for the year ended December 31, 2001 which are incorporated by reference into Parts I, II and IV hereof.	Filed herewith electronically.

(21)		List of Subsidiaries as of February 28, 2003.	Filed herewith electronically.

(23)	A.	Consent of PricewaterhouseCoopers LLP to Incorporation by Reference at page 34 hereof is filed as a part hereof.	See page 34 hereof.

	B.	Consent of PricewaterhouseCoopers Gesellschaft mit beschränkter Haftung Wirtschaftsprüfungsgesellschaft.	Filed herewith electronically.

(24)		Powers of Attorney.	Filed herewith electronically.

(99)		Certifications of Chief Executive Officer and Chief Financial Officer.	Filed herewith electronically.

COVER		Cover Letter.	Filed herewith electronically.