Form 10-Q
period 2003-03-31
ECOLAB INC
filed 2003-05-06
CIK 31462

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☒      No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2003.

131,395,820 shares of common stock, par value $1.00 per share.

Table of Contents

PART I      FINANCIAL INFORMATION

•      Item 1.            Financial Statements.

•      Consolidated Statement of Income

•      Consolidated Balance Sheet

•      Consolidated Statement of Cash Flows

•      Notes to Consolidated Financial Statements

•         1.    Consolidated Financial Statements

•         2.    Stock-Based Compensation

•         3.    Selected Balance Sheet Information

•         4.    Financial Instruments

•         5.    Comprehensive Income

•         6.    Special Charges

•         7.    Gain from Discontinued Operations

•         8.    Business Acquisitions and Investments

•         9.    Income Per Common Share

•         10.  Operating Segments

•         11.  Goodwill and Other Intangible Assets

•      Report of Independent Accounts

•      Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

•         Results of Operation

•         Financial Position and Liquidity

•      Item 3.            Quantitative and Qualitative Disclosures About Market Risk

•      Item 4.            Controls and Procedures

•      Forward-Looking Statements and Risk Factors

PART II     OTHER INFORMATION

•      Item 6.            Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Net sales	$875,852	$786,109

Cost of sales (including special charges (income) of ($45) and $5,184 in 2003 and 2002, respectively)	430,482	395,945

Selling, general and administrative expenses	344,033	304,945

Special charges (income)	(197)	12,296

Operating income	101,534	72,923

Interest expense, net	10,703	10,512

Income from continuing operations before income taxes	90,831	62,411

Provision for income taxes	35,513	25,370

Income from continuing operations before cumulative effect of change in accounting	55,318	37,041

Change in accounting for goodwill and other intangible assets	—	(4,002)

Gain from discontinued operations	—	1,882

Net income	$55,318	$34,921

Basic income per common share
Income from continuing operations before change in accounting	$0.42	$0.29
Change in accounting for goodwill	—	(0.03)
Gain from discontinued operations	—	0.01
Net income	$0.42	$0.27

Diluted income per common share
Income from continuing operations before change in accounting	$0.42	$0.28
Change in accounting for goodwill	—	(0.03)
Gain from discontinued operations	—	0.01
Net income	$0.42	$0.27

Dividends declared per common share	$0.145	$0.135

Weighted-average common shares outstanding
Basic	130,224	128,406
Diluted	131,818	130,180

Per share amounts do not necessarily sum due to rounding.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	March 31 2003	December 31 2002
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$56,554	$49,205

Accounts receivable, net	594,433	553,154

Inventories	311,077	291,506

Deferred income taxes	75,276	71,147

Other current assets	62,296	50,925

Total current assets	1,099,636	1,015,937

Property, plant and equipment, net	694,729	680,265

Goodwill, net	734,671	695,700

Other intangible assets, net	204,438	188,670

Other assets, net	291,698	297,857

Total assets	$3,025,172	$2,878,429

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.
CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	March 31 2003	December 31 2002
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$164,234	$160,099

Accounts payable	207,303	205,665

Compensation and benefits	149,340	184,239

Income taxes	40,266	12,632

Other current liabilities	323,524	303,715

Total current liabilities	884,667	866,350

Long-term debt	569,296	539,743

Postretirement health care and pension benefits	213,133	207,596

Other liabilities	160,144	164,989

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2003 - 130,659; December 31, 2002 - 129,940)	1,197,932	1,099,751

Total liabilities and shareholders’ equity	$3,025,172	$2,878,429

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)

OPERATING ACTIVITIES

Net income	$55,318	$34,921

Cumulative effect of change in accounting	—	4,002

Gain from discontinued operations	—	(1,882)

Income from continuing operations	55,318	37,041

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	55,059	47,826
Amortization	7,445	6,545
Deferred income taxes	(1,718)	(654)
Special charges - asset disposals	(7)	2,999
Other, net	728	530
Changes in operating assets and liabilities:
Accounts receivable	(12,821)	(28,280)
Inventories	(12,593)	(1,946)
Other assets	(17,302)	(22,809)
Accounts payable	(5,576)	(1,933)
Other liabilities	(3,198)	47,509

Cash provided by operating activities	$65,335	$86,828

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(56,401)	$(46,081)
Property disposals	6,093	1,395
Capitalized software expenditures	(622)	(775)
Businesses acquired and investments in affiliates	(25,599)	(19,921)
Sale of businesses and assets	7,334	—

Cash used for investing activities	(69,195)	(65,382)

FINANCING ACTIVITIES

Net issuances (repayments) of notes payable	574	(291,427)
Long-term debt borrowings	8	257,494
Long-term debt repayments	(207)	(203)
Reacquired shares	(9,008)	(764)
Cash dividends on common stock	(18,838)	(17,265)
Exercise of employee stock options	32,085	18,345
Other, net	(118)	(1,362)

Cash provided by (used for) financing activities	4,496	(35,182)

Effect of exchange rate changes on cash	6,713	2,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,349	(11,561)

Cash and cash equivalents, beginning of period	49,205	41,793

Cash and cash equivalents, end of period	$56,554	$30,232

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Statements

The unaudited consolidated financial statements for the first quarter ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the company for the interim periods presented.  The financial results for any interim period are not necessarily indicative of results for the full year.  The consolidated balance sheet data as of December 31, 2002 was derived from audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

With respect to the unaudited financial information of Ecolab Inc. for the quarter ended March 31, 2003 and 2002, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 22, 2003, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the first quarters ended March 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Stock-Based Compensation (Continued)

	First Quarter Ended March 31
	2003	2002
	(unaudited)

Net income, as reported	$55,318	$34,921

Add: Stock-based employee compensation expense included in reported net income, net of tax	285	488

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,533)	(3,852)

Pro forma net income	$51,070	$31,557

Basic net income per common share
As reported	$0.42	$0.27
Pro forma	0.39	0.25

Diluted net income per common share
As reported	0.42	0.27
Pro forma	$0.39	$0.24

3.       Selected Balance Sheet Information

(amounts in thousands)	March 31 2003	December 31 2002
	(unaudited )
Inventories
Finished goods	$156,197	$136,721
Raw materials and parts	157,722	156,628
Excess of fifo cost over lifo cost	(2,842)	(1,843)
Total	$311,077	$291,506

Other intangible assets, net
Customer relationships	$141,976	$120,324
Intellectual property	68,548	71,104
Trademarks	50,421	50,308
Other intangibles	16,269	13,502
Total	277,214	255,238
Accumulated amortization	(72,776)	(66,568)
Other intangible assets, net	$204,438	$188,670

Shareholders’ equity
Common stock	$152,852	$151,950
Additional paid-in capital	422,397	386,208
Retained earnings	1,196,078	1,159,663
Deferred compensation, net	(1,246)	(1,710)
Accumulated other comprehensive loss	(42,843)	(76,108)
Treasury stock	(529,306)	(520,252)
Total	$1,197,932	$1,099,751

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

Accumulated other comprehensive loss as of March 31, 2003 consists of $2,593,000 of net unrealized losses on primarily financial instruments and $40,250,000 of cumulative translation losses.  Accumulated other comprehensive loss as of December 31, 2002 consists of $1,571,000 of net unrealized losses on financial instruments and $74,537,000 of cumulative translation losses.

4.       Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007.  The company designated a portion (approximately euro 250 million as of the end of the first quarter 2003) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the Euronotes charged to shareholders’ equity were approximately $17.1 million for the first quarter of 2003.

5.       Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)

Net income	$55,318	$34,921

Foreign currency translation	34,287	(22,864)

Financial instruments	(1,022)	2,450

Comprehensive income	$88,583	$14,507

6.                    Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  A portion of these actions were completed during the first quarter of 2002, and as a result, the company recorded restructuring expense of $22,991,000 ($14,289,000 after tax) in the first quarter of 2002. This includes $18,122,000 for employee termination benefits, $2,999,000 for asset disposals and $1,870,000 for other charges.  The company also incurred merger integration costs of $280,000  ($185,000 after tax) related to European and other operations. Restructuring and merger

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                    Special Charges (Continued)

integration costs have been included as “special charges” on the consolidated statement of income with a portion of restructuring expenses included as a component of “cost of sales”.  Amounts included as a component of “cost of sales” include asset disposals of $2,999,000 and manufacturing related severance of $2,185,000 for the first quarter of 2002.

Also included in “special charges” on the consolidated statement of income for the first quarter of 2002 is a one-time curtailment gain of $5,791,000 ($3,501,000 after tax), related to changes to postretirement healthcare benefits made in the first quarter of 2002.

Restructuring liabilities are classified in other current liabilities.

Employee termination benefit expenses in the first quarter of 2002 included approximately 275 net personnel reductions through voluntary and involuntary terminations.  Individuals were affected through facility closures and consolidation primarily within the corporate administrative, operations and research and development functions.

Asset disposals include inventory and property, plant, and equipment charges.  Inventory charges were $957,000 for the first quarter of 2002 and reflect the discontinuance of product lines, which are not consistent with the company’s long-term strategies.  Property, plant and equipment charges during the first quarter of 2002 were $2,042,000, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges include lease termination costs and other miscellaneous exit costs.

The first quarter of 2003 includes the reversal of $242,000 of previously accrued severance costs.

The company continued to record restructuring and merger integration charges throughout 2002 and completed these activities by December 31, 2002.

For segment reporting purposes, each of these items has been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                    Special Charges (Continued)

Reductions to the restructuring liability accounts during the first quarter of 2003 include the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Expense and accrual in 2002	$36,366	$6,180	$5,221	$47,767

Cash payments in 2002	(16,033)		(1,711)	(17,744)

Non-cash charges in 2002		(6,180)		(6,180)

Restructuring liability, December 31, 2002	$20,333	$0	$3,510	$23,843

Cash payments	(8,358)		(713)	(9,071)

Revisions to prior estimates	(235)	(7)		(242)

Non-cash charges		7		7

Effect of exchange rate changes	617		569	1,186

Restructuring liability, March 31, 2003	$12,357	$0	$3,366	$15,723

7.       Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of $1,882,000 (net of income tax benefit of $1,079,000) or $0.01 per diluted share for the first quarter ended March 31, 2002.

8.       Business Acquisitions and Investments

In December 2002 (subsequent to the company’s International operation’s year-end), the company acquired the Adams Healthcare business of Medical Solutions plc.  Adams Healthcare is a leading supplier of hospital hygiene products in the United Kingdom with annual sales of approximately $19 million.  These operations have become part of the company’s International Cleaning & Sanitizing segment.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Business Acquisitions and Investments (Continued)

This acquisition has been accounted for as a purchase and, accordingly, the results of its operations have been included in the financial statements of the company from the date of acquisition.  Net sales and operating income of this business are not significant to the company’s consolidated results of operations, financial position and cash flows.

The total cash paid by the company for acquisitions and investments in affiliates during the first quarter of 2003 was $25,599,000.  This included payments of restructuring costs related to Henkel-Ecolab that were accrued in 2002 and acquisition costs related to businesses acquired in 2002.

Also in December 2002, the company sold its Darenas janitorial products distribution business based in Birmingham, UK to Bunzl plc in London, UK at a nominal loss.  The annualized sales of this entity are approximately $30 million.  These operations were part of the company’s International Cleaning & Sanitizing segment.

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2003 were as follows:

	United States			International Cleaning & Sanitizing	Consolidated
(thousands)	Cleaning & Sanitizing	Other Services	Total

Balance as of December 31, 2002	$121,979	$49,306	$171,285	$524,415	$695,700

Goodwill acquired during quarter	73	(377)	(304)	381	77

Foreign currency translation	—	—	—	38,894	38,894

Balance as of March 31, 2003	$122,052	$48,929	$170,981	$563,690	$734,671

Goodwill acquired also includes adjustments to prior year acquisitions.  International Cleaning & Sanitizing goodwill acquired in the first quarter of 2003 includes a reduction of $5.6 million for an adjustment related to the Terminix acquisition.  This adjustment was related to a finalization of the pension valuation at the date of acquisition.  United States Other Services goodwill acquired in the first quarter of 2003 includes a reduction of $0.4 million for an adjustment related to the EcoSure acquisition.

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Income Per Common Share

The computations of the basic and diluted income from continuing operations before change in accounting per share amounts were as follows:

	First Quarter Ended March 31
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Income from continuing operations before cumulative effect of change in accounting	$55,318	$37,041

Weighted-average common shares outstanding
Basic	130,224	128,406
Effect of dilutive stock options and awards	1,594	1,774
Diluted	131,818	130,180

Income from continuing operations before change in accounting per common share
Basic	$0.42	$0.29
Diluted	$0.42	$0.28

Restricted stock awards of approximately 100,000 and 192,000 shares were excluded from the company’s calculation of basic income per share amounts for the first quarter ended March 31, 2003 and 2002 respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 2.2 million shares were not dilutive during the first quarter ended March 31, 2002 and, therefore, were not included in the computations of diluted common shares outstanding.

10.              Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$417,299	$392,349
Other Services	73,329	70,490
Total	490,628	462,839
International Cleaning & Sanitizing	360,558	340,933
Effect of foreign currency translation	24,666	(17,663)
Consolidated	$875,852	$786,109

Operating Income
United States
Cleaning & Sanitizing	$69,906	$64,940
Other Services	3,647	5,262
Total	73,553	70,202
International Cleaning & Sanitizing	25,717	21,402
Corporate expense	242	(17,480)
Effect of foreign currency translation	2,022	(1,201)
Consolidated	$101,534	$72,923

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.              Operating Segments (Continued)

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2003.

Corporate expense includes restructuring and integration charges (income) of approximately ($0.2) million and $23.3 million for the first quarter of 2003 and 2002, respectively.  Corporate expense in the first quarter of 2002 also includes a curtailment gain of approximately $5.8 million due to benefit plan changes.  These items are described in Note 6.

11.     Goodwill and Other Intangible Assets

Effective January 1, 2002, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”.  This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing.  The company was required to test all existing goodwill for impairment as of January 1, 2002 on a reporting unit basis.  The company’s reporting units are its operating segments.  Under SFAS No. 142, the fair value approach was used to test goodwill for impairment.  This method differs from the company’s prior policy of using an undiscounted cash flows method for testing goodwill impairment.  An impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value.  Fair values of reporting units were established using a discounted cash flow method.  Where available and as appropriate, comparative market multiples were used to corroborate the results of the discounted cash flow method.

The result of testing goodwill for impairment in accordance with SFAS No. 142, was a non-cash charge of $4.0 million ($0.03 per share), which is reported on the accompanying statement of income in the caption “Change in accounting for goodwill and other intangible assets.”  All of the impairment charge related to the Africa/Export reporting unit, which is part of the International Cleaning and Sanitizing segment.  The primary factor resulting in the impairment charge was the difficult economic environment in the region.  No impairment charge was appropriate under the company’s previous goodwill impairment policy, which was based on an undiscounted cash flow model.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that results in a weighted average useful life of 13 years as of March 31, 2003.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2003 and 2002 was approximately $5.0 million and $4.2 million, respectively.  As of March 31, 2003, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

ECOLAB INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Goodwill and Other Intangible Assets (Continued)

Fiscal Year
2003 (Remainder: nine-month period)	$16,292
2004	19,337
2005	18,185
2006	17,877
2007	17,053
2008	16,149

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2003, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of income, of comprehensive income and shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 18, 2003, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 22, 2003

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

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the company’s statement entitled “Forward-Looking Statements and Risk Factors” of this report.  Additional risk factors may be described from time to time in the company’s filings with the Securities and Exchange Commission.

Results of Operations - First Quarter Ended March 31, 2003

The comparability of the company’s results of operations between the first quarter of 2003 and 2002 has been impacted by a change in accounting for goodwill and other intangible assets from the adoption of SFAS No. 142 and a gain from discontinued operations as shown in the table below.

	First Quarter Ended March 31
	2003	2002
	(unaudited)
(Diluted earnings per share)

Income from continuing operations before change in accounting	$0.42	$0.28

Change in accounting for goodwill and other intangible assets	—	(0.03)

Gain from discontinued operations	—	0.01

Net income	$0.42	$0.27

Per share amounts do not necessarily sum due to rounding.

In addition, the comparison of the financial results in the first quarter of 2003 to 2002 were also affected by a one-time gain from benefit plan changes of $3.5 million after tax and special charges related to restructuring activities and the integration of the European operations of $14.5 million after tax which both occurred in the first quarter of 2002.

Consolidated net sales for the first quarter ended March 31, 2003 were $876 million, an increase of 11 percent over net sales of $786 million in the first quarter of last year.  Consolidated net sales increased by approximately 1 percentage point in the first quarter of 2003 due to

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2003 (continued)

business acquisitions.  Changes in currency translation positively impacted sales growth by approximately 5 percentage points for the first quarter ended March 31, 2003.  Sales benefited from aggressive new account sales efforts, successful new products and improved service initiatives.

For the first quarter of 2003, the gross profit margin was 50.8 percent, up from last year’s first quarter gross profit margin of 49.6 percent.  Cost of sales included certain restructuring charges of $5.2 million for the first quarter of 2002.  Excluding these restructuring charges, the gross profit margin would have been 50.3 percent for the first quarter of 2002.  The company’s gross profit margin in 2003 benefited from product mix and cost reduction actions.

Selling, general and administrative expenses were 39.3 percent of consolidated net sales for the first quarter, an increase from 38.8 percent of net sales in the comparable quarter of last year.  This increase in the first quarter is due to acquisitions, increased sales and service investments and increased healthcare costs.  It is also due to a comparison against the first quarter of last year when costs were reduced following the events of September 11, 2001.

In the first quarter of 2002, management approved plans to undertake restructuring and cost-saving actions during 2002, including costs related to the integration of the company’s European operations. These actions included global workforce reductions, facility closings, and product line discontinuations.  As a result, the company recorded restructuring expenses and other special charges of $23.3 million in the first quarter of 2002 ($14.5 million after tax).  Also included in special charges for the quarter ended March 31, 2002, is a one-time curtailment gain of $5.8 million ($3.5 million after tax), related to changes to post-retirement healthcare benefits made in the first quarter of 2002.  The expected cost savings related to restructuring activities began in 2002 and are expected to have a full impact in 2003.  Restructuring savings were approximately $7.5 million for the first quarter ended March 31, 2003.  Some of these savings were reinvested in the business.  The company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax) and the company expects to reinvest some of these savings in the business.

Net income for the first quarter ended March 31, 2003 totaled $55 million, an increase of 58 percent from net income of $35 million in the first quarter of 2002.  On a per share basis, diluted net income per common share was $0.42 for the first quarter of 2003, an increase of 56 percent over diluted net income per share of $0.27 in the first quarter of last year.  The increase in first quarter earnings reflects several one-time items. In the first quarter of 2002, net income included restructuring charges of $14.5 million after tax, a curtailment gain of $3.5 million after tax, a gain from discontinued operations of $1.9 million after tax and a SFAS No. 142 transitional impairment charge of $4.0 million after tax.  Currency translation benefited diluted net income by approximately $2 million for the first quarter of 2003.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2003 (continued)

Sales of the company’s United States Cleaning & Sanitizing segment were $417 million, an increase of 6 percent compared with sales of $392 million in the first quarter of last year.  Sales benefited from good growth in sales of U.S. Institutional, Kay and Professional Product operations.   Sales of U.S. Institutional increased 6 percent for the first quarter of 2003.  U.S. Institutional’s results benefited from the continued recovery in the foodservice and hospitality markets.  Institutional also benefited from aggressive sales efforts to obtain new accounts as well as the successful introduction of new products.  Kay’s U.S. operations reported sales growth of 13 percent for the first quarter. Kay’s sales increase reflects strong growth in its food retail services business as well as solid growth in sales to its core quickservice customers.  Textile Care sales decreased 6 percent for the first quarter of 2003, following a strong fourth quarter 2002, and reflected weaker economic conditions and strong competition within the industry.  Sales of Professional Products operations increased 17 percent for the first quarter with gains in both the janitorial and healthcare markets offsetting the continuing phase-out of the specialty business.  Professional Products sales were also positively impacted in the first quarter of 2003 by a long-term supply agreement that became effective in December 2002.  Water Care Services sales increased 1 percent for the first quarter with modest growth in cruise, hospitality, health care and laundry.  Water Care’s results reflect new account gains and equipment sales to cross-divisional customers.  The company’s Food & Beverage operations reported a sales increase of 2 percent for the first quarter, primarily due to improved sales to the soft drink and meat and poultry markets.  Vehicle Care sales increased 3 percent for the first quarter.  The increase in the first quarter continues to be driven by new business with major oil companies as well as the success of new product introductions.

For the first quarter ended March 31, 2003, sales of the company’s United States Other Services segment increased 4 percent to $73 million compared with the sales of $70 million in the first quarter of last year.  Acquisitions had no impact on sales in the first quarter of 2003.  Pest Elimination sales increased 12 percent for the first quarter of 2003 with double-digit sales growth in both contract and non-contract services. GCS Service sales decreased 6 percent for the first quarter of 2003.  The results reflected the division’s focus on building its standard operational structure.

Management rate sales for the company’s International Cleaning & Sanitizing segment were $361 million for the first quarter of 2003, an increase of 6 percent over sales of $341 million in the comparable quarter of last year. Excluding the effects of acquisitions and divestitures, sales increased 3 percent for the first quarter.  European sales increased 6 percent for the first quarter ended March 31, 2003.  Sales in Europe, excluding acquisitions and divestitures, increased 2 percent over the comparable quarter in 2002.  The increase in Europe’s sales was primarily driven by new account activity and new product launches which were partially offset by a weak European economy. Sales in the Asia Pacific region increased 3 percent for the first quarter of 2003.  Excluding acquisitions and the divestiture of the Hygiene Services business in Australia, sales increased

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2003 (continued)

5 percent.  Japan, New Zealand, Northeast Asia and Southeast Asia showed good sales growth for the quarter while Australia’s sales declined due to the sale of its Hygiene Services business.  Latin America sales rose 5 percent for the first quarter with sales increases in all countries except Venezuela, which saw reduced sales due to a general strike in that country. Mexico, the Caribbean, Central America and Argentina had especially strong sales growth the first quarter.  Acquisitions had no impact on sales for Latin America in the first quarter. Sales in Canada increased 4 percent for the first quarter of 2003 due to the increased focus on obtaining new accounts and selling additional solutions to existing customers.

Operating income of the company’s United States Cleaning & Sanitizing segment was $70 million for the first quarter of 2003, an increase of 8 percent over operating income of $65 million in the first quarter of last year.  The operating income margin for the United States Cleaning & Sanitizing segment increased to 16.8 percent of sales from 16.6 percent of net sales in the first quarter of last year.  The improvement in reported operating income margins reflected the higher sales volume, tight cost controls, savings from last year’s cost reduction initiatives, and the sale of new higher-margin products.

First quarter 2003 operating income of United States Other Services segment was $4 million, a decrease of 31 percent from the first quarter of last year.  The operating income margin for United States Other Services decreased to 5.0 percent of net sales from 7.5 percent in the first quarter of last year.  Pest Elimination had strong operating income growth while operating income for GCS declined for the first quarter of 2003 due to slower sales and continued investments in the division’s infrastructure.

Operating income of International Cleaning & Sanitizing segment was $26 million for the first quarter of 2003 and increased 20 percent over operating income of $21 million in the first quarter of last year.  Excluding acquisitions and divestitures, operating income increased 33 percent over the comparable quarter of last year.  The operating income margin increased to 7.1 percent of net sales in the first quarter of 2003 from 6.3 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 8.2 percent of net sales.  Significant operating income growth during the first quarter in Europe, Asia Pacific, and Canada contributed to the increase.  With the exception of Venezuela, operating income was also strong in the Latin America region.  International operating income improvement for the segment was due to the introduction of new products, cost controls and the sale of the Hygiene Services business.

Corporate operating expense (income) was ($0.2) million for the first quarter of 2003 as compared to $17.5 million for the comparable quarter last year.  Corporate operating expense in the first quarter of 2002 included restructuring and merger integration costs of $23.3 million, which were partially offset by a curtailment gain of $5.8 million in the first quarter of 2002 related to benefit plan changes.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2003 (continued)

Net interest expense totaled $10.7 million in the first quarter of 2003, a 2 percent increase over net interest expense of $10.5 million in the first quarter of 2002.

The provision for income taxes for the first quarter of 2003 reflected an effective income tax rate of 39.1 percent as compared to an effective income tax rate of 40.6 percent for the first quarter of 2002. Excluding the effects of restructuring and the curtailment gain, the effective income tax rate for the first quarter of 2002 was 39.9 percent. The decline in the 2003 effective tax rate was primarily due to a lower international rate and favorable mix as well as state tax reductions.

Financial Position and Liquidity

Total assets were $3.025 billion at March 31, 2003, an increase of 5 percent over total assets at year-end 2002.  The change in the balance sheet was largely due to the effects of changes in exchange rates as well as businesses acquired during the first quarter of 2003.

Total debt was $734 million at March 31, 2003, up from total debt of $700 million at year-end 2002.  This increase in total debt was principally due to the effect of exchange rates in the first quarter of 2003.  The ratio of total debt to capitalization was 38 percent at March 31, 2003, compared to 39 percent at December 31, 2002.

Cash provided by operating activities totaled $65 million, a decrease of 25 percent from $87 million for the first quarter of last year.  Operating cash flows for 2003 reflect the improvement in net income as well additional cash flows from businesses acquired.  This was offset by a decrease in other liabilities which included payments in the first quarter of bonuses and severance which were accrued at year end offset by an increase in income taxes payable.

The company reacquired 180,000 shares of its common stock during the first quarter of 2003 under its authorized share repurchase program including pursuant to a 10b-1 plan, plus 1,390 shares reacquired from employees related to the exercise of stock options and vesting of stock awards.  Shares were repurchased at a cost of approximately $8.7 million and are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.0 million shares remain available for repurchase under the company’s authorized program.

The company currently expects to fund all of the requirements which are reasonably foreseeable for the remainder of 2003, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions, share repurchases, and pension contributions from operating activities, cash reserves and short-term borrowings.

ECOLAB INC.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

The company uses primarily interest rate swaps and foreign currency forward contracts to manage risks generally associated with foreign exchange rate and interest rate volatility.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  The company does not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to the notes to consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.        Controls and Procedures

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

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include anticipated restructuring savings, future amortization expenses, reinvestment in the business, liquidity and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward-looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

ECOLAB INC.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the costs and effects of complying with (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, the company’s exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including material acts of terrorism or other hostilities which impact the company’s markets) and, (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings. There can be no assurances that company’s earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following documents are filed as exhibits to this report:

		(15)	Letter regarding unaudited interim financial information.

		(99)	Certification of Chief Executive Officer and Chief Financial Officer.

	(b)	Reports on Form 8-K:

The company furnished to the SEC two Current Reports on Form 8-K during the quarter ended March 31, 2003:  (i) dated January 23, 2003 to announce preliminary 2002 fourth quarter and year end results; and (ii) dated February 18, 2003 to report earnings for the company’s fourth quarter and year ended December 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 6, 2003	By:	/s/ Daniel J. Schmechel
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

Date:  May 6, 2003

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

Date:  May 6, 2003

/s/ Steven L. Fritze
Steven L. Fritze
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(99)	Certification of Chief Executive Officer and Chief Financial Officer.	Filed herewith electronically