Form 10-Q/A
period 2003-03-31
ECOLAB INC
filed 2003-08-08
CIK 31462

FORM 10-Q/A

Amendment No. 1

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

131,395,820 shares of common stock, par value $1.00 per share.

Table of Contents

• EXPLANATORY NOTE

PART I	FINANCIAL INFORMATION
	•	Item 1. Financial Statements.
		•	Consolidated Statement of Income
		•	Consolidated Balance Sheet
		•	Consolidated Statement of Cash Flows
	•	Notes to Consolidated Financial Statements
		1.	Consolidated Financial Statements
		2.	Revisions to March 31, 2003 Consolidated Financial Statements
		3.	Stock-Based Compensation
		4.	Selected Balance Sheet Information
		5.	Financial Instruments
		6.	Comprehensive Income
		7.	Special Charges
		8.	Gain from Discontinued Operations
		9.	Business Acquisitions and Investments
		10.	Income Per Common Share
		11.	Operating Segments
		12.	Goodwill and Other Intangible Assets
	•	Report of Independent Auditors
	•	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
		•	Results of Operations
		•	Financial Position and Liquidity
	•	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
	•		Item 6. Exhibits and Reports on Form 8-K.
	•	Exhibit (15)
	•	Exhibit (99)

EXPLANATORY NOTE

The company is filing this Amendment No. 1 on Form 10-Q/A to its original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 solely for the following purposes:

1.                                       The company amends “Item 1. Financial Statements—Consolidated Balance Sheet as of March 31, 2003” of Part I—Financial Information to reflect a reclassification between other current liabilities and other assets, net (noncurrent).  This reclassification relates to approximately $14.5 million of accumulated amortization related to a long lived asset that was previously classified as an other current liability.

2.                                       The company amends “Item 1. Financial Statements—Consolidated Statement of Cash Flows for the First Quarter Ended March 31, 2003” of Part I—Financial Information to reflect certain reclassifications primarily associated with the company’s European operations. These changes affected only the classifications within the cash flow statement and had no affect on the reported amounts of cash. The net effect of these changes was to decrease cash flows from operating activities by approximately $0.8 million, increase cash flows from investing activities by approximately $6.6 million and decrease the effect of exchange rate changes on cash by approximately $5.8 million. Within operating activities, these reclassifications affected depreciation, amortization, other assets and other liabilities. Within investing activities, these reclassifications affected capital expenditures and property disposals. These reclassifications had no impact on previously reported net income or shareholders’ equity. Additionally, a new Note 2 to the Notes to the Consolidated Financial Statements has been added to address the reclassifications.

3.                                       The company amends the first and third paragraphs of the Financial Position and Liquidity discussion under “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I—Financial Information to reflect minor changes in total assets at March 31, 2003 and the comparison of cash provided by operating activities for the first quarter of 2003 with the first quarter of 2002.

4.                                       The Review Report of Independent Auditors, plus Exhibit (15) (letter regarding unaudited interim financial information) and Exhibit (99) (the Certification of Chief Executive Officer and Chief Financial Officer) as set forth in “Item 6. Exhibits and Reports on Form 8-K” of Part II—Other Information are being refiled.

This Amendment No. 1 on Form 10-Q/A does not reflect events occurring after the filing of the company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, or modify, amend or update the disclosures therein in any way other than as set forth above.

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

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	March 31 2003	December 31 2002
	(unaudited)	(unaudited)
	(restated)

ASSETS

Current assets

Cash and cash equivalents	$56,554	$49,205

Accounts receivable, net	594,433	553,154

Inventories	311,077	291,506

Deferred income taxes	75,276	71,147

Other current assets	62,296	50,925

Total current assets	1,099,636	1,015,937

Property, plant and equipment, net	694,729	680,265

Goodwill, net	734,671	695,700

Other intangible assets, net	204,438	188,670

Other assets, net	277,235	285,335

Total assets	$3,010,709	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	March 31 2003	December 31 2002
	(unaudited)	(unaudited)
	(restated)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$164,234	$160,099

Accounts payable	207,303	205,665

Compensation and benefits	149,340	184,239

Income taxes	40,266	12,632

Other current liabilities	309,061	291,193

Total current liabilities	870,204	853,828

Long-term debt	569,296	539,743

Postretirement health care and pension benefits	213,133	207,596

Other liabilities	160,144	164,989

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2003 – 130,659; December 31, 2002 – 129,940)	1,197,932	1,099,751

Total liabilities and shareholders’ equity	$3,010,709	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)	(unaudited)
	(restated)
OPERATING ACTIVITIES

Net income	$55,318	$34,921

Cumulative effect of change in accounting	—	4,002

Gain from discontinued operations	—	(1,882)

Income from continuing operations	55,318	37,041

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	48,504	47,826
Amortization	6,845	6,545
Deferred income taxes	(1,718)	(654)
Special charges – asset disposals	(7)	2,999
Other, net	728	530
Changes in operating assets and liabilities:
Accounts receivable	(12,821)	(28,280)
Inventories	(12,593)	(1,946)
Other assets	(3,707)	(22,809)
Accounts payable	(5,576)	(1,933)
Other liabilities	(10,412)	47,509

Cash provided by operating activities	$64,561	$86,828

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)	(unaudited)
	(restated)

INVESTING ACTIVITIES

Capital expenditures	$(46,205)	$(46,081)
Property disposals	2,461	1,395
Capitalized software expenditures	(622)	(775)
Businesses acquired and investments in affiliates	(25,599)	(19,921)
Sale of businesses and assets	7,334	—

Cash used for investing activities	(62,631)	(65,382)

FINANCING ACTIVITIES

Net issuances (repayments) of notes payable	574	(291,427)
Long-term debt borrowings	8	257,494
Long-term debt repayments	(207)	(203)
Reacquired shares	(9,008)	(764)
Cash dividends on common stock	(18,838)	(17,265)
Exercise of employee stock options	32,085	18,345
Other, net	(118)	(1,362)

Cash provided by (used for) financing activities	4,496	(35,182)

Effect of exchange rate changes on cash	923	2,175

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,349	(11,561)

Cash and cash equivalents, beginning of period	49,205	41,793

Cash and cash equivalents, end of period	$56,554	$30,232

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

With respect to the unaudited financial information of Ecolab Inc. for the quarter ended March 31, 2003 and 2002, included in this Form 10–Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 22, 2003, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.                                       Revisions to March 31, 2003 Consolidated Financial Statements

The Consolidated Balance Sheet as of March 31, 2003 has been restated to reflect a reclassification between other current liabilities and other assets, net (noncurrent). This reclassification relates to $14,463,000 of accumulated amortization related to a long lived asset that was previously classified as an other current liability.  To be consistent with the current period presentation, the company has also reclassified $12,522,000 of such accumulated amortization in the accompanying consolidated balance sheet as of December 31, 2002.

The Consolidated Statement of Cash Flows for the First Quarter Ended March 31, 2003 has been restated to reflect certain reclassifications primarily associated with the company’s European operations.  These changes affected only the classifications within the cash flow statement and had no affect on the reported amounts of cash.  The net effect of these changes was to decrease cash flows from operating activities by $774,000, increase cash flows from investing activities by $6,564,000 and decrease the effect of exchange rate changes on cash by $5,790,000. Within operating activities, these reclassifications affected depreciation, amortization, other assets and other liabilities. Within investing activities, these reclassifications affected capital expenditures and property disposals.  The following table shows the effect of these reclassifications on the March 31, 2003 Consolidated Statement of Cash Flows:

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                                       Revisions to March 31, 2003 Consolidated Financial Statements (continued)

(Amounts in thousands)	Originally Reported	Adjustments	As Restated

Operating Activities
Net income	$55,318		$55,318
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,059	$(6,555)	48,504
Amortization	7,445	(600)	6,845
Deferred income taxes	(1,718)		(1,718)
Special charges – asset disposals	(7)		(7)
Other, net	728		728
Changes in operating assets and liabilities:
Accounts receivable	(12,821)		(12,821)
Inventories	(12,593)		(12,593)
Other assets	(17,302)	13,595	(3,707)
Accounts payable	(5,576)		(5,576)
Other liabilities	(3,198)	(7,214)	(10,412)

Cash provided by (used for) operating activities	65,335	(774)	64,561

Investing Activities
Capital expenditures	(56,401)	10,196	(46,205)
Property disposals	6,093	(3,632)	2,461
Capitalized software expenditures	(622)		(622)
Businesses acquired and investments in affiliates	(25,599)		(25,599)
Sale of businesses and assets	7,334		7,334
Cash provided by (used for) investing activities	(69,195)	6,564	(62,631)

Financing Activities
Net issuances of notes payable	574		574
Long-term debt borrowings	8		8
Long-term debt repayments	(207)		(207)
Reacquired shares	(9,008)		(9,008)
Cash dividends on common stock	(18,838)		(18,838)
Exercise of employee stock options	32,085		32,085
Other, net	(118)		(118)
Cash provided by financing activities	4,496	0	4,496

Effect of exchange rate changes on cash	6,713	(5,790)	923

Increase in cash and cash equivalents	$7,349	$0	$7,349

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                                       Revisions to March 31, 2003 Consolidated Financial Statements (continued)

These reclassifications had no impact on previously reported net income or shareholders’ equity.

3.                                       Stock-Based Compensation

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

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                                       Selected Balance Sheet Information

(amounts in thousands)	March 31 2003	December 31 2002
	(unaudited)
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

5.                                       Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007.  The company designated a portion (approximately euro 250 million as of the end of the first quarter 2003) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Eurobonds that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the Eurobonds charged to shareholders’ equity were approximately $17.1 million for the first quarter of 2003.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                                       Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in thousands)	2003	2002
	(unaudited)

Net income	$55,318	$34,921

Foreign currency translation	34,287	(22,864)

Financial instruments	(1,022)	2,450

Comprehensive income	$88,583	$14,507

7.                                       Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  A portion of these actions were completed during the first quarter of 2002, and as a result, the company recorded restructuring expense of $22,991,000 ($14,289,000 after tax) in the first quarter of 2002. This includes $18,122,000 for employee termination benefits, $2,999,000 for asset disposals and $1,870,000 for other charges.  The company also incurred merger integration costs of $280,000  ($185,000 after tax) related to European and other operations. Restructuring and merger integration costs have been included as “special charges” on the consolidated statement of income with a portion of restructuring expenses included as a component of “cost of sales”.  Amounts included as a component of “cost of sales” include asset disposals of $2,999,000 and manufacturing related severance of $2,185,000 for the first quarter of 2002.

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

Asset disposals include inventory and property, plant, and equipment charges.  Inventory charges were $957,000 for the first quarter of 2002 and reflect the discontinuance of product lines, which are not consistent with the company’s long-term strategies.  Property, plant and equipment charges

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                                       Special Charges (continued)

during the first quarter of 2002 were $2,042,000, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

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

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                                       Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of $1,882,000 (net of income tax benefit of $1,079,000) or $0.01 per diluted share for the first quarter ended March 31, 2002.

9.                                       Business Acquisitions and Investments

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

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                                       Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2003 were as follows:

	United States
(thousands)	Cleaning & Sanitizing	Other Services	Total	International Cleaning & Sanitizing	Consolidated

Balance as of December 31,2002	$121,979	$49,306	$171,285	$524,415	$695,700

Goodwill acquired during quarter	73	(377)	(304)	381	77

Foreign currency translation	—	—	—	38,894	38,894

Balance as of March 31, 2003	$122,052	$48,929	$170,981	$563,690	$734,671

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

10.                                 Income Per Common Share

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

11.                                 Operating Segments

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

11.                                 Operating Segments (continued)

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

12.                                 Goodwill and Other Intangible Assets

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

12.                                 Goodwill and Other Intangible Assets (continued)

Fiscal Year
2003 (Remainder: nine-month period)	$16,292
2004	19,337
2005	18,185
2006	17,877
2007	17,053
2008	16,149

REPORT OF INDEPENDENT AUDITORS

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

As described in Note 2, the March 31, 2003 consolidated financial statements have been restated to reflect certain reclassifications.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

April 22, 2003, except as to Note 2

for which the date is August 4, 2003

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

The provision for income taxes for the first quarter of 2003 reflected an effective income tax rate of 39.1 percent as compared to an effective income tax rate of 40.6 for the first quarter of 2002. Excluding the effects of restructuring and the curtailment gain, the effective income tax rate for the first quarter of 2002 was 39.9 percent. The decline in the 2003 effective tax rate was primarily due to a lower international rate and favorable mix as well as state tax reductions.

Financial Position and Liquidity

Total assets were $3.011 billion at March 31, 2003, an increase of 5 percent over total assets at year-end 2002.  The change in the balance sheet was largely due to the effects of changes in exchange rates as well as businesses acquired during the first quarter of 2003.

Total debt was $734 million at March 31, 2003, up from total debt of $700 million at year-end 2002.  This increase in total debt was principally due to the effect of exchange rates in the first quarter of 2003.  The ratio of total debt to capitalization was 38 percent at March 31, 2003, compared to 39 percent at December 31, 2002.

Cash provided by operating activities totaled $65 million, a decrease of 26 percent from $87 million for the first quarter of last year.  Operating cash flows for 2003 reflect the improvement in net income as well additional cash flows from businesses acquired.  This was offset by a decrease in other liabilities which included payments in the first quarter of bonuses and severance which were accrued at year end offset by an increase in income taxes payable.

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

ECOLAB INC.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this Amendment No. 1 on Form 10-Q/A, management discusses expectations regarding future performance of the company which include anticipated restructuring savings, future amortization expenses, reinvestment in the business, liquidity and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Amendment No. 1 on Form 10-Q/A to identify risk factors related to other forward-looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

ECOLAB INC.

Date: August 8, 2003	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized officer and Chief Accounting Officer)

CERTIFICATIONS

I, Allan L. Schuman, certify that:

1.                    I have reviewed this Amendment No. 1 on Form 10-Q/A of Ecolab Inc.;

2.                    Based on my knowledge, this Amendment No. 1 on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 on Form 10-Q/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)                        presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 8, 2003

/s/ Allan L. Schuman
Allan L. Schuman
Chairman of the Board and Chief Executive Officer

I, Steven L. Fritze, certify that:

1.                    I have reviewed this Amendment No. 1 on Form 10-Q/A of Ecolab Inc.;

2.                    Based on my knowledge, this Amendment No. 1 on Form 10-Q/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                    Based on my knowledge, the financial statements, and other financial information included in this Amendment No. 1 on Form 10-Q/A, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)                        presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 8, 2003

/s/ Steven L. Fritze
Steven L. Fritze
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically
(99)	Certification of Chief Executive Officer and Chief Financial Officer.	Filed herewith electronically