Form 10-Q
period 2003-06-30
ECOLAB INC
filed 2003-08-11
CIK 31462

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 1-9328

ECOLAB INC.
(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street N., St. Paul, Minnesota 55102
(Address of principal executive offices)(Zip Code)

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

Yes  ☒                   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2003.

259,731,733 shares of common stock, par value $1.00 per share.

Table of Contents

PART I	FINANCIAL INFORMATION
•	Item 1.	Financial Statements
-	Consolidated Statement of Income
-	Consolidated Balance Sheet
-	Consolidated Statement of Cash Flows
•	Notes to Consolidated Financial Statements
-	1.	Consolidated Financial Statements
-	2.	Stock-Based Compensation
-	3.	Selected Balance Sheet Information
-	4.	Financial Instruments
-	5.	Comprehensive Income
-	6.	Special Charges
-	7.	Gain from Discontinued Operations
-	8.	Business Acquisitions and Investments
-	9.	Income Per Common Share
-	10.	Operating Segments
-	11.	Goodwill and Other Intangible Assets
-	12.	New Accounting Pronouncements
•	Report of Independent Auditors
•	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
-	Results of Operations
-	Financial Position and Liquidity
-	Subsequent Event
•	Item 3.	Quantitative and Qualitative Disclosures About Market Risk
•	Item 4.	Controls and Procedures
•	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
•	Item 4.	Submission of Matters to a Vote of Security Holders
•	Item 6.	Exhibits and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Net sales	$946,735	$839,230

Cost of sales (including special charges of $1,908 in 2002)	466,734	413,425

Selling, general and administrative expenses	358,783	315,363

Special charges (income)	(147)	11,818

Operating income	121,365	98,624

Interest expense, net	11,752	11,955

Income before income taxes	109,613	86,669

Provision for income taxes	42,458	35,008

Net income	$67,155	$51,661

Basic net income per common share	$0.26	$0.20

Diluted net income per common share	$0.25	$0.20

Dividends declared per common share	$0.0725	$0.0675

Weighted-average common shares outstanding
Basic	261,246	257,810
Diluted	264,553	261,225

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Net sales	$1,822,587	$1,625,339

Cost of sales (including special charges (income) of $(45) in 2003 and $7,092 in 2002, respectively)	897,216	809,370

Selling, general and administrative expenses	702,816	620,308

Special charges (income)	(344)	24,114

Operating income	222,899	171,547

Interest expense, net	22,455	22,467

Income from continuing operations before income taxes	200,444	149,080

Provision for income taxes	77,971	60,378

Income from continuing operations before cumulative effect of change in accounting	122,473	88,702

Change in accounting for goodwill and other intangible assets	—	(4,002)

Gain from discontinued operations	—	1,882

Net income	$122,473	$86,582

Basic income per common share
Income from continuing operations	$0.47	$0.34
Change in accounting	—	(0.02)
Gain from discontinued operations	—	0.01
Net income	$0.47	$0.34

Diluted income per common share
Income from continuing operations	$0.46	$0.34
Change in accounting	—	(0.02)
Gain from discontinued operations	—	0.01
Net income	$0.46	$0.33

Dividends declared per common share	$0.145	$0.135

Weighted-average common shares outstanding
Basic	260,847	257,311
Diluted	264,236	260,918

Per share amounts do not necessarily sum due to rounding.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	June 30 2003	December 31 2002
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$30,572	$49,205

Accounts receivable, net	644,294	553,154

Inventories	325,986	291,506

Deferred income taxes	78,866	71,147

Other current assets	60,243	50,925

Total current assets	1,139,961	1,015,937

Property, plant and equipment, net	708,136	680,265

Goodwill, net	780,308	695,700

Other intangible assets, net	210,535	188,670

Other assets, net	281,995	285,335

Total assets	$3,120,935	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(Continued)

(amounts in thousands, except per share)	June 30 2003	December 31 2002
	(unaudited )

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$97,506	$160,099

Accounts payable	222,168	205,665

Compensation and benefits	162,602	184,239

Income taxes	60,271	12,632

Other current liabilities	327,737	291,193

Total current liabilities	870,284	853,828

Long-term debt	601,981	539,743

Postretirement health care and pension benefits	224,248	207,596

Other liabilities	172,071	164,989

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2003 - 260,486; December 31, 2002 - 129,940)	1,252,351	1,099,751

Total liabilities and shareholders’ equity	$3,120,935	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(amounts in thousands)	2003	2002
	(unaudited)

OPERATING ACTIVITIES

Net income	$122,473	$86,582

Cumulative effect of change in accounting	—	4,002

Gain from discontinued operations	—	(1,882)

Income from continuing operations	122,473	88,702

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	100,484	92,955
Amortization	13,285	13,347
Deferred income taxes	(525)	(2,502)
Special charges - asset disposals	(7)	4,623
Other, net	1,003	724
Changes in operating assets and liabilities:
Accounts receivable	(34,798)	(25,866)
Inventories	(13,372)	(2,039)
Other assets	1,812	(21,717)
Accounts payable	2,044	(6,930)
Other liabilities	28,070	78,920

Cash provided by operating activities	$220,469	$220,217

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Continued)

	Six Months Ended June 30
(amounts in thousands)	2003	2002
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(97,604)	$(98,493)
Property disposals	3,849	6,176
Capitalized software expenditures	(1,725)	(1,551)
Businesses acquired and investments in affiliates	(27,893)	(22,269)
Sale of businesses and assets	7,334	—

Cash used for investing activities	(116,039)	(116,137)

FINANCING ACTIVITIES

Net repayments of notes payable	(62,719)	(338,578)
Long-term debt borrowings	16	257,586
Long-term debt repayments	(9,964)	(407)
Reacquired shares	(129,532)	(2,112)
Cash dividends on common stock	(37,740)	(34,662)
Exercise of employee stock options	114,454	24,049
Other, net	(80)	(1,404)

Cash used for financing activities	(125,565)	(95,528)

Effect of exchange rate changes on cash	2,502	447

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,633)	8,999

Cash and cash equivalents, beginning of period	49,205	41,793

Cash and cash equivalents, end of period	$30,572	$50,792

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidated Financial Statements

The unaudited consolidated financial statements as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2002 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

With respect to the unaudited financial information of the company as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 22, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Consolidated Balance Sheet as of December 31, 2002 includes a reclassification of  $12,522,000 of accumulated amortization to a long lived asset that was previously classified as an other current liability to be consistent with the current period presentation.

On June 6, 2003, the company paid a two-for-one common stock split in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003 which resulted in a transfer of $154,737,694 from paid in capital to common stock.  Weighted average shares outstanding and earnings per share data for all periods presented have been adjusted to reflect the stock split.

2.             Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the three and six-month periods ended June 30, 2003 and 2002 would have been reduced to the pro forma amounts in the following table.

Earnings per share data for all periods presented have been adjusted to reflect the stock split described in Note 1.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.             Stock-Based Compensation (continued)

	Second Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income, as reported	$67,155	$51,661	$122,473	$86,582

Add: Stock-based employee compensation expense included in reported net income, net of tax	427	525	713	1,013

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,699)	(3,889)	(9,233)	(7,741)

Pro forma net income	$62,883	$48,297	$113,953	$79,854

Basic net income per common share
As reported	$0.26	$0.20	$0.47	$0.34
Pro forma	0.24	0.19	0.44	0.31

Diluted net income per common share
As reported	0.25	0.20	0.46	0.33
Pro forma	$0.24	$0.18	$0.43	$0.31

3.             Selected Balance Sheet Information

(amounts in thousands)	June 30 2003	December 31 2002
	(unaudited)

Inventories
Finished goods	$158,051	$136,721
Raw materials and parts	170,771	156,628
Excess of fifo cost over lifo cost	(2,836)	(1,843)
Total	$325,986	$291,506

Other intangible assets, net
Customer relationships	$151,480	$120,324
Intellectual property	74,564	71,104
Trademarks	50,458	50,308
Other intangibles	16,489	13,502
Total	292,991	255,238
Accumulated amortization	(82,456)	(66,568)
Other intangible assets, net	$210,535	$188,670

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.             Selected Balance Sheet Information (continued)

	June 30 2003	December 31 2002
	(unaudited)
Shareholders’ equity
Common stock	$309,569	$151,950
Additional paid-in capital	354,661	386,208
Retained earnings	1,244,330	1,159,663
Deferred compensation, net	(788)	(1,710)
Accumulated other comprehensive loss	(5,607)	(76,108)
Treasury stock	(649,814)	(520,252)
Total	$1,252,351	$1,099,751

Accumulated other comprehensive loss as of June 30, 2003 consists of $3,353,000 of net unrealized losses primarily on financial instruments and $2,254,000 of cumulative translation losses.  Accumulated other comprehensive loss as of December 31, 2002 consists of $1,571,000 of net unrealized losses primarily on financial instruments and $74,537,000 of cumulative translation losses.

4.             Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company designated a portion (approximately euro 250 million as of the end of the second quarter 2003) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the Euronotes charged to shareholders’ equity were approximately $26.9 million and $44.0 million for the second quarter and first six months of 2003, respectively.

In June 2003, the company established a $200 million European commercial paper program to provide a source of funding for European and other international acquisitions and working capital requirements.  The program is in addition to the company’s $450 million U.S. and $200 million Australian dollar programs.  All three programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s and are supported by the company’s $275 million multi-year committed credit facility (terminating December 2005) and $175 million 364-day committed credit facility (terminating October 2003).

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.             Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited )		(unaudited)

Net income	$67,155	$51,661	$122,473	$86,582

Foreign currency translation	37,996	23,012	72,283	148

Derivative instruments	(760)	(778)	(1,782)	1,672

Comprehensive income	$104,391	$73,895	$192,974	$88,402

6.             Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  A portion of these actions were completed during the three and six-month periods ended June, 30, 2002 and as a result, the company recorded restructuring expense of $12,125,000 ($7,589,000 after tax), for the second quarter of 2002 and restructuring expense of $35,116,000 ($21,878,000 after tax), for the first six months of 2002.  This includes $9,458,000 for employee termination benefits, $1,624,000 for asset disposals and $1,043,000 for other charges in the second quarter of 2003.  For the six months ended June 30, 2003, this includes $27,580,000 for employee termination benefits, $4,623,000 for asset disposals and $2,913,000 for other charges.  The company also incurred merger integration costs of $1,601,000 ($1,087,000 after tax) and $1,881,000 ($1,272,000 after tax) in the second quarter and the first six months of 2002, respectively, related to European and other operations.  Restructuring and merger integration costs have been included as “special charges” on the consolidated statement of income with a portion of restructuring expenses included as a component of “cost of sales”.  Amounts included as a component of “cost of sales” include asset disposals of $1,624,000 and manufacturing related severance of $284,000 for the second quarter of 2002.  For the first six months of 2002 asset disposals were $4,623,000 and manufacturing related severance was $2,469,000.

Also included in “special charges” on the consolidated statement of income for the first six months of 2002 is a one-time curtailment gain of $5,791,000 ($3,501,000 after tax) related to changes to postretirement healthcare benefits made in the first quarter of 2002.

Restructuring liabilities are classified as a component of other current liabilities.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.             Special Charges (continued)

Employee termination benefit expenses in the second quarter of 2002 included 212 personnel reductions through voluntary and involuntary terminations.  Total personnel reductions during the first six months of 2002 were 486 people, with the possibility that some of these people may be replaced .  Individuals were affected through facility closures and consolidation primarily within the corporate administrative, operations and research and development functions.

Asset disposals include inventory and property, plant, and equipment charges.  Inventory charges for the second quarter and first six months of 2002 were $987,000 and $1,944,000, respectively, and reflect the discontinuance of product lines which are not consistent with the company’s long-term strategies.  Property, plant and equipment charges during the second quarter and first six months of 2002 were $637,000 and $2,679,000, respectively, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges include lease termination costs and other miscellaneous exit costs.

The three and six month periods ended June 30, 2003 include the reversal of $147,000 and $389,000, respectively, of previously accrued severance cost.

The company continued to record restructuring and merger integration charges throughout 2002 and completed these activities by December 31, 2002.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.             Special Charges (continued)

Changes to the restructuring liability accounts during 2003 include the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total
Expense and accrual in 2002	$36,366	$6,180	$5,221	$47,767

Cash payments in 2002	(16,033)		(1,711)	(17,744)

Non-cash charges in 2002		(6,180)		(6,180)

Restructuring liability, December 31, 2002	$20,333	$0	$3,510	$23,843

Cash payments	(8,358)		(713)	(9,071)

Revisions to prior estimates	(235)	(7)		(242)

Non-cash charges		7		7

Effect of exchange rate changes	617		569	1,186

Restructuring liability, March 31, 2003	$12,357	$0	$3,366	$15,723

Cash payments	(4,343)		(475)	(4,818)

Revisions to prior estimates	(147)			(147)

Effect of exchange rate changes	267		48	315

Restructuring liability June 30, 2003	$8,134	$0	$2,939	$11,073

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.             Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of $1,882,000 (net of income tax benefit of $1,079,000) or $0.01 per diluted share for the six months ended June 30, 2002.

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

The total cash paid by the company for acquisitions and investments in affiliates during the first six months of 2003 was $27,893,000.  This included payments of restructuring costs related to Henkel-Ecolab and other acquisition costs that were accrued in 2002 and paid in 2003 related to businesses acquired in 2002.

Also in December 2002, the company sold its Darenas janitorial products distribution business based in Birmingham, UK to Bunzl plc in London, UK at a nominal loss.  The annualized sales of this entity were approximately $30 million.  These operations were part of the company’s International Cleaning & Sanitizing segment.

In June 2003 (subsequent to the company’s International operation’s quarter-end), the company sold its minority equity investment in Comac S.p.A., a floor care machine manufacturing company based in Verona, Italy to an investment group for a gain of approximately $11 million ($6 million after tax) which will be recorded in the company’s third quarter.  These operations were part of the company’s International Cleaning & Sanitizing segment.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.             Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2003 were as follows:

(thousands)	United States			International Cleaning & Sanitizing	Consolidated
	Cleaning & Sanitizing	Other Services	Total

Balance as of December 31, 2002	$121,979	$49,306	$171,285	$524,415	$695,700

Goodwill acquired during quarter	73	(377)	(304)	381	77

Foreign currency translation	—	—	—	38,894	38,894

Balance as of March 31, 2003	$122,052	$48,929	$170,981	$563,690	$734,671

Goodwill acquired during quarter	119	—	119	(228)	(109)

Foreign currency translation	—	—	—	45,746	45,746

Balance as of June 30, 2003	$122,171	$48,929	$171,100	$609,208	$780,308

Goodwill acquired in 2003 also includes adjustments to prior year acquisitions.  International Cleaning & Sanitizing goodwill acquired in 2003 includes goodwill acquired of $5.9 million in the first quarter primarily related to the Adams Healthcare acquisition and a reduction of $5.6 million in the first quarter and $0.2 million in the second quarter for an adjustment related to the Terminix acquisition completed in 2002.  These adjustments primarily related to a finalization of the pension valuation at the date of acquisition.  United States Other Services goodwill acquired in the first quarter of 2003 includes a reduction of $0.4 million for an adjustment related to the Audits International acquisition.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.             Income Per Common Share

The computations of the basic and diluted income from continuing operations per share amounts were as follows:

(amounts in thousands, except per share)	Second Quarter Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(unaudited)		(unaudited)

Income from continuing operations before cumulative effect of change in accounting	$67,155	$51,661	$122,473	$88,702

Weighted-average common shares outstanding
Basic	261,246	257,810	260,847	257,311
Effect of dilutive stock options and awards	3,307	3,415	3,389	3,607
Diluted	264,553	261,225	264,236	260,918

Income from continuing operations before change in accounting per common share
Basic	$0.26	$0.20	$0.47	$0.34
Diluted	$0.25	$0.20	$0.46	$0.34

Share and per share data for all periods presented above have been adjusted to reflect the stock split described in Note 1.

Restricted stock awards of approximately 203,000 and 202,000 shares were excluded from the company’s calculation of basic income per share amounts for the second quarter and six months ended June 30, 2003, respectively, and 389,000 and 386,000 shares were excluded for the second quarter and six months ended June 30, 2002, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 4.2 million and 4.4 million shares for the second quarter and six months ended June 30, 2002, respectively, were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.           Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$430,901	$402,113	$848,200	$794,462
Other Services	82,963	78,824	156,292	149,314
Total	513,864	480,937	1,004,492	943,776
International Cleaning & Sanitizing	389,596	373,151	750,154	714,084
Effect of foreign currency translation	43,275	(14,858)	67,941	(32,521)
Consolidated	$946,735	$839,230	$1,822,587	$1,625,339

Operating Income
United States
Cleaning & Sanitizing	$71,943	$68,979	$141,849	$133,919
Other Services	6,785	9,224	10,432	14,486
Total	78,728	78,203	152,281	148,405
International Cleaning & Sanitizing	38,147	35,360	63,864	56,762
Corporate expense	106	(13,726)	348	(31,206)
Effect of foreign currency translation	4,384	(1,213)	6,406	(2,414)
Consolidated	$121,365	$98,624	$222,899	$171,547

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2003.

Corporate expense includes restructuring and integration charges (income) of approximately ($0.1) million and $13.7 million for second quarter 2003 and 2002, respectively and approximately ($0.3) million and $37.0 million for the six months ended June 30, 2003 and 2002, respectively.  Corporate expense for the first six months of 2002 also includes a curtailment gain of approximately $5.8 million due to benefit plan changes.  These items are described more fully in Note 6.

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

The result of testing goodwill for impairment in accordance with SFAS No. 142 as of January 1, 2002, was a non-cash charge of $4.0 million ($0.02 per share), which is reported on the accompanying statement of income in the caption “Change in accounting for goodwill and other intangible assets.”  All of the impairment charge related to the Africa/Export reporting unit, which is part of the International Cleaning and Sanitizing segment.  The primary factor resulting in the impairment charge was the difficult economic environment in the region.  No impairment charge was appropriate under the company’s previous goodwill impairment policy, which was based on an undiscounted cash flow model.

Under SFAS No. 142, goodwill must be tested annually for impairment.  As of June 30, 2003, the company has completed its annual test for goodwill impairment.  Based on this testing, there is no additional impairment of goodwill.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that results in a weighted average useful life of 12 years as of June 30, 2003.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarter ended June 30, 2003 and 2002 was approximately $4.4 million and $4.3 million, respectively.  Total amortization expense related to other intangible assets during the six months ended June 30, 2003 and 2002 was approximately $9.4 million and $8.5 million, respectively.  As of June 30, 2003, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.           Goodwill and Other Intangible Assets (continued)

Fiscal Year
Remainder 2003 (six-month period)	$10,578
2004	20,516
2005	19,397
2006	19,077
2007	18,013
2008	17,001

12.           New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).  FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines disclosure requirements for variable interest entities (“VIEs”) in existence prior to January 31, 2003, and provides consolidation requirements for VIEs created after January 31, 2003.  The company does not have any VIEs.

In April 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  The company has reviewed the requirements of this standard and it has no impact on the company.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003.  The company does not have any financial instruments subject to SFAS No. 150 as of June 30, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 2003, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2003 and 2002, and of cash flows for the six-month periods ended June 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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
July 22, 2003

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Mangement’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that management believes is useful in understanding the company’s operating results, cash flows and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the company’s statement entitled “Forward-Looking Statements and Risk Factors” located at the end of Part I of this report.  Additional risk factors may be described from time to time in Ecolab’s filings with the Securities and Exchange Commission.

Results of Operations - Second Quarter and Six Months Ended June 30, 2003

On June 6, 2003, the company paid a two-for-one common stock split in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003.  Weighted average shares outstanding and earnings per share data for all periods presented have been adjusted to reflect the stock split.

The comparability of the company’s results of operations between the second quarter and first six months of 2003 and 2002 have been impacted by the change in accounting for goodwill and other intangible assets from the adoption of SFAS No. 142 and a gain from discontinued operations as shown in the table below.

	Second Quarter Ended June 30		Six Months Ended June 30
(Diluted earnings per share)	2003	2002	2003	2002
	(unaudited )		(unaudited)

Income from continuing operations before change in accounting	$0.25	$0.20	$0.46	$0.34

Change in accounting for goodwill and other intangible assets	—	—	—	(0.02)

Gain from discontinued operations	—	—	—	0.01

Net income	$0.25	$0.20	$0.46	$0.33

In addition, the comparison of the financial results for the first six months was also affected by a one-time gain from benefit plan changes of $3.5 million after tax in 2002.  During the second quarter and first six months of 2002, special charges related to restructuring activities and the integration of the European operations were incurred of $8.7 million after tax and $23.2 million after tax, respectively.

Consolidated net sales for the second quarter ended June 30, 2003 were $947 million, an increase of 13 percent over net sales of $839 million in the

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2003 (continued)

second quarter of last year.  For the first six months of 2003, net sales increased 12 percent to $1.823 billion from $1.625 billion in the comparable period of 2002.  Excluding acquisitions and divestitures, consolidated net sales increased 12 percent in the second quarter and 11 percent for the first six months of 2003.  Changes in currency translation positively impacted sales growth by approximately 7 percentage points for the second quarter and approximately 6 percentage points for the six months ended June 30, 2003. Sales also benefited from aggressive new account sales, successful new products and improved service initiatives.

For both the second quarter of 2003 and 2002, the gross profit margin was 50.7 percent of net sales.  For the six-month periods, the gross profit margins were 50.8 percent in 2003 and 50.2 percent in 2002.  The gross profit margin reflected certain restructuring charges included in cost of sales of $1.9 million and $7.1 million for the second quarter and first six months of 2002, respectively.  Excluding these restructuring charges, the gross profit margin would have been 51.0 percent for the second quarter and 50.6 percent for the six months ended June 30, 2002, respectively.  The decrease in the gross margin for the second quarter compared with adjusted 2002 gross margin is due to the increase in sales volume offset primarily by investments in dispensing equipment.  The year-to-date margin benefited from increased sales volume and cost reduction actions, partially offset by business mix and investments in dispensing equipment.

Selling, general and administrative expenses were 37.9 percent of consolidated net sales for the second quarter of 2003, an increase from 37.6 percent of net sales in the comparable quarter of last year.  For the six-month period, selling, general and administrative expenses also increased as a percentage of net sales to 38.6 percent in 2003 from 38.2 percent in 2002. This increase in the margin is primarily due to an increase in sales and service investments and higher payroll and health care costs.

In the first quarter of 2002, management approved plans to undertake  restructuring and cost-saving actions during 2002, including costs related to the integration of the company’s European operations. These actions included global workforce reductions, facility closings, and product line discontinuations.  As a result, the company recorded restructuring expenses and other special charges of $13.7 million in the second quarter of 2002 ($8.7 million after tax) and $37.0 million for the six months ended June 30, 2002 ($23.2 million after tax).  Offsetting these special charges for the six months ended June 30, 2002, is a one-time curtailment gain of $5.8 million ($3.5 million after tax), related to changes to post-retirement healthcare benefits made in the first quarter of 2002.  The expected cost savings related to restructuring activities began in 2002 and are expected to have a full impact in 2003.  For the second quarter of 2003 and 2002, restructuring savings were approximately $8.2 million and $4.2 million, respectively.  For the six months ended June 30, 2003 and 2002, restructuring savings were approximately $15.7 million and $5.3 million, respectively.  Some of these savings were reinvested in the business. The company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax) and the company expects to continue to reinvest some of these savings in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2003 (continued)

Net income totaled $67 million, for the second quarter of 2003 and $52 million for the comparable period of 2002.  On a per share basis, diluted net income per common share was $0.25 for the second quarter of 2003 and increased 25 percent over diluted net income per share of $0.20 in the second quarter of last year.  For the first six months of 2003, net income was $122 million as compared to net income of $87 million in the comparable period of last year.  Diluted net income per share increased 39 percent to $0.46 for the six months ended June 30, 2003 from $0.33 for the first six months of last year.  The increase in second quarter and year-to-date earnings includes several one-time items. In the second quarter of 2002, net income included restructuring charges of $8.7 million after tax.  In the first six months of 2002, net income included restructuring charges of $23.2 million after tax, a curtailment gain of $3.5 million after tax, a gain from discontinued operations of $1.9 million after tax and a SFAS No. 142 transitional impairment charge of $4.0 million after tax.  Currency translation benefited net income by approximately $3 million for the second quarter and $6 million for the first six months of 2003.  The comparison of net income also benefitted from a lower effective tax rate in 2003.

Sales of the company’s United States Cleaning & Sanitizing segment were $431 million, an increase of 7 percent compared with sales of $402 million in the second quarter of last year.  United States Cleaning & Sanitizing sales were $848 million for the first six months of 2003, up 7 percent over net sales of $794 million in the comparable period of last year.  Sales benefited from good growth in Institutional, Kay and Professional Products operations, which were partially offset by lower sales in Textile Care.  Sales of the company’s Institutional division increased 7 percent for both the second quarter and for the first six months of 2003.  This increase reflects Institutional’s continued efforts to generate new accounts, the successful introduction of new products and the benefits of improved service initiatives.  Institutional’s results included an increase in customer purchases in all market segments over the first quarter of 2003.  Kay’s U.S. operations reported sales growth of 14 percent for the second quarter and 13 percent for the six-month period. Kay’s sales increases reflect strong growth in its food retail services business as well as solid growth in sales to its core quickservice customers.  Textile Care sales decreased 10 percent for the second quarter and 8 percent for the first six months of 2003 due to strong competition within the industry.  Sales of Professional Products operations increased 20 percent for the second quarter and 18 percent for the six-month period with gains in the healthcare market offsetting the continuing phase-out of the specialty business.  Professional Products janitorial sales were also positively impacted in the second quarter and first six months of 2003 by a long-term supply agreement that began in December 2002. The company’s Food & Beverage operations reported a sales increase of 4 percent for the second quarter and 3 percent for the six-month period, primarily due to improved sales to the soft drink, meat, poultry and food markets.  Water Care Services sales decreased 1 percent for the second quarter and were flat for the six-month period.  Water Care Services had modest growth in the hospitality, cruise, institutional and laundry markets, which was offset by volume declines and delayed orders in the food & beverage accounts.  Vehicle Care sales increased 4 percent for the second

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2003 (continued)

quarter and 3 percent for the first six months of 2003.  The increase in sales continues to be driven by business with in-bay markets as well as the success of new product introductions.

Sales of the company’s United States Other Services segment totaled $83 million for the second quarter of 2003, an increase of 5 percent over net sales of $79 million in the second quarter of last year.  United States Other Services sales were $156 million for the first six months of 2003, an increase of 5 percent over net sales of $149 million in the comparable period of last year.  Pest Elimination sales increased 12 percent for both the second quarter and six-month period of 2003 with double-digit sales growth in contract services and strong growth in non-contract services. GCS Service sales decreased 5 percent for both the second quarter and first six months of 2003 as the division focused on building uniform service protocols, centralizing administration and converting branches to GCS’s standardized operating model by June 30, 2003.

Management rate sales for the company’s International Cleaning & Sanitizing segment were $390 million for the second quarter of 2003, an increase of 4 percent over sales of $373 million in the comparable quarter of last year. For the first six months of 2003, sales increased 5 percent to $750 million from $714 million during the comparable period last year.  Excluding the effects of acquisitions, sales increased 2 percent for the second quarter and 3 percent for the six-month period.  European sales increased 4 percent for the second quarter and 5 percent for the six months ended June 30, 2003. Sales in Europe, excluding acquisitions and divestitures, increased 1 percent for the second quarter and 2 percent for the first six months of 2003, primarily due to successful new product launches being partially offset by a weak European economy.  Sales in the Asia Pacific region increased 3 percent over both the comparable quarter and six-month period of last year.  Excluding acquisitions and the divestiture of the Hygiene Services business in Australia, sales increased 2 percent for the second quarter and 4 percent for the six-month period.  Northeast Asia had a double-digit sales increase while Japan and New Zealand also showed good sales growth for the quarter.  Latin America sales rose 5 percent for both the second quarter and the six-month period with sales increases in all countries except Venezuela, which saw reduced sales due to the difficult economic situation in that country.  Mexico, the Caribbean and Central America had especially strong sales growth for the quarter.  Excluding acquisitions, Latin America sales increased 4 percent for the second quarter and 5 percent for the six-month period.  Sales in Canada increased 6 percent for both the second quarter and for the first six months of 2003 due to a continued focus on obtaining new customers and selling additional solutions to existing customers.

Operating income of the company’s United States Cleaning & Sanitizing segment was $72 million for the second quarter of 2003, an increase of 4 percent over operating income of $69 million in the second quarter of last year.  For the first six months of 2003, operating income was $142 million, an increase of 6 percent over operating income of $134 million in the comparable period of last year.  The operating income margin for the U.S. Cleaning & Sanitizing segment decreased to 16.7 percent of sales from 17.2

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2003 (continued)

percent of net sales in the second quarter of last year and decreased to 16.7 percent of sales from 16.9 percent of net sales for the six-month period.  The decline in the operating income margin reflects investments in developing the sales force, business mix and higher raw material costs.

Second quarter 2003 operating income of United States Other Services was $7 million, a decrease of 26 percent from the second quarter of last year. For the six-month period, operating income was $10 million, a decrease of 28 percent from the comparable period last year.  The operating income margin for United States Other Services decreased to 8.2 percent from 11.7 percent from the second quarter of last year.  For the six-month period, the operating income margin was 6.7 percent, a decrease from 9.7 percent for the same period last year.  Pest Elimination had strong operating income growth while GCS results reflected an operating loss due to slower sales and continued infrastructure investment.

Operating income of International Cleaning & Sanitizing segment was $38 million for the second quarter of 2003 and increased 8 percent over operating income of $35 million in the second quarter of last year.  For the first six months of 2003, operating income was $64 million and increased 13 percent over operating income of $57 million in the comparable period of last year.  Excluding acquisitions and divestitures, operating income increased 7 percent over the comparable quarter of last year and 15 percent for the six-month period.  The operating income margin increased to 9.8 percent of net sales in the second quarter of 2003 from 9.5 percent in the comparable period of last year.  For the six-month period ended June 30, 2003, the operating income margin increased to 8.5 percent of net sales from 7.9 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 10.3 percent of net sales from 9.8 percent in the second quarter of last year and increased to 9.3 percent of net sales from 8.3 percent for the six-month period.  Good operating income growth and margin improvement in Europe, Asia Pacific and Canada during the second quarter and six months ended June 30, 2003 contributed to this increase.  With the exception of Venezuela, operating income was also strong in the Latin America region.  International operating income margin improvement was due to cost controls, favorable raw material prices and the divestiture of non-core businesses in Europe and Asia.

Corporate operating expense (income) was ($0.1) million for the second quarter of 2003 as compared to $13.7 million for the comparable quarter last year.  For the six-month period, corporate operating expense (income) was ($0.3) million as compared to $31.2 million for the comparable period last year.  Corporate operating expense in the second quarter and first six months of 2002 included restructuring and merger integration costs of $13.7 million and $37.0 million, respectively, which were partially offset by a curtailment gain of $5.8 million in the first quarter and first six months of 2002 related to benefit plan changes.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2003 (continued)

Net interest expense totaled $11.8 million in the second quarter of 2003, a decrease of 2 percent from net interest expense of $12.0 million in the second quarter of 2002.  For the six-month period, net interest expense was $22.5 million for both 2003 and 2002.

The provision for income taxes for the first six months of 2003 reflected an effective income tax rate of 38.9 percent as compared to an effective income tax rate of 40.5 percent for 2002. Excluding the effects of restructuring and the curtailment gain, the effective income tax rate was 39.9 percent for the first six months of 2002. The reduction in the 2003 effective tax rate is primarily due to a lower overall international rate and improved international mix.

Financial Position and Liquidity

Total assets were $3.121 billion at June 30, 2003, an increase of 9 percent over total assets at year-end 2002.  This increase was largely due to the effects of changes in exchange rates as well as businesses acquired since year-end.

Total debt was $699 million at June 30, 2003, down slightly from total debt of $700 million at year-end 2002.  The ratio of total debt to capitalization was 36 percent at June 30, 2003, compared to 39 percent at December 31, 2002 due to an increase in shareholders’ equity.

In June 2003, the company established a $200 million European commercial paper program to provide a source of funding for European and other international acquisitions and working capital requirements.  The program is in addition to the company’s $450 million U.S. and $200 million Australian dollar programs.  All three programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s and are supported by the Company’s $275 million multi-year committed credit facility (terminating December 2005) and a $175 million 364-day committed credit facility (terminating October 2003).

Cash provided by operating activities totaled $220 million, for the first six months of 2003 and 2002.  Operating cash flows for 2003 reflect significantly higher net income than in 2002 but this was offset by a much smaller increase in other liabilities.  In 2002, other liabilities included the accrual for restructuring activities which are being paid in 2003.

The company reacquired 4,280,300 shares of its common stock during the first six months of 2003 under its authorized share repurchase program including pursuant to a 10b-1 plan, plus 796,996 shares reacquired from employees related to the exercise of stock options and vesting of stock awards.  Shares were repurchased at a cost of approximately $129.5 million and are available for general corporate purposes including to offset the dilutive effect of shares issued for employee benefit plans.  Approximately 4.1 million shares remain available for repurchase under the company’s authorized program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

The company currently expects to fund all of the requirements which are reasonably foreseeable for the remainder of 2003, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions, share repurchases and pension contributions from operating activities, cash reserves and short-term borrowings.

Subsequent Event

In June 2003 (subsequent to the company’s International Operation’s quarter-end), the company sold its minority equity investment in Comac S.p.A., a floor care machine manufacturing company based in Verona, Italy to an investment group for a gain of approximately $11 million ($6 million after tax) which will be recorded in the company’s third quarter.  These operations were part of the company’s International Cleaning & Sanitizing segment.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The company uses primarily interest rate swaps and foreign currency forward contracts and foreign currency debt to manage risks generally associated with foreign exchange rate and interest rate volatility and net investments in its foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  The company does not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to the notes to consolidated financial statements in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

a.                              As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the Chairman of the Board and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures.  Based upon that evaluation, the company’s Chairman of the Board and Chief Executive Officer and the Senior Vice President and Chief Financial Officer concluded that the company’s disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company’s reports filed under the Securities Exchange Act of 1934, as amended.

b.                             There were no changes in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include anticipated restructuring savings, investments in the business, favorable liquidity, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the costs and effects of complying with (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of the company’s products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, the company’s exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including material acts of terrorism or other hostilities which impact the company’s markets) and, (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality, and travel industries; loss of, or changes in, executive management; the company’s ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in the company’s reports to the Securities and Exchange Commission.  In addition, the company notes that its stock price can be affected by fluctuations in quarterly earnings. There can be no assurances that company’s earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 4.                                     Submission of Matters to a Vote of Security Holders.

The company’s Annual Meeting of Stockholders was held on May 9, 2003.  At the meeting, 91.1% of the outstanding shares of the company’s voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class II Directors for a term ending at the annual meeting in 2006.  The four persons nominated by the Company’s Board of Directors received the following votes and were elected:

Name	For	Withheld
Leslie S. Biller	115,408,850	3,394,312
Jerry A. Grundhofer	115,386,525	3,416,637
Jochen Krautter	117,123,192	1,679,970
Allan L. Schuman	115,929,877	2,873,285

In addition, the terms of office of the following directors continued after the meeting:  Class III Directors for a term ending in 2004 - William L. Jews; Joel W. Johnson and Ulrich Lehner; Class I Directors for a term ending in 2005 - Stefan Hamelmann, James J. Howard, Jerry W. Levin and Robert L. Lumpkins.

The second proposal voted upon was to amend Ecolab’s Restated Certificate of Incorporation to increase the authorized Common Stock.  The proposal received the following votes and was adopted:

For	Against	Withheld	Broker Non-Votes
112,275,933	5,612,111	915,118	0

The third proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as the company’s independent accountants for the year ending December 31, 2003.

The proposal received the following votes and was ratified:

For	Against	Withheld	Broker Non-Votes
115,403,806	2,576,846	822,510	0

Item 6.	Exhibits and Reports on Form 8-K.

(a) The following documents are filed as exhibits to this report:

(10)A. Documents comprising global Commercial Paper Programs.

		(i)	U.S. $200,000,000 Euro-Commercial Paper Programme
(a)

Dealer Agreement dated as of 10 June 2003 among the Company, Credit Suisse First Boston (Europe) Limited as Arranger, and Citibank International plc and Credit Suisse First Boston (Europe) Limited as Dealers.

			(b)	Note Agency Agreement dated as of 10 June 2003 between the Company and Citibank, N.A. as Issue and Paying Agent.
			(c)	Deed of Covenant made as of 10 June 2003 by the Company.

		(ii)	U.S. $450,000,000 U.S. Commercial Paper Program
			(a)	Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.
			(b)	Issuing and Paying Agency Agreement dated as of July 10, 2000 between the Company and Bank One, National Association as Issuing and Paying Agent.

		(iii)	A $200,000,000 Australian Commercial Paper and Medium Term Note Programme
			(a)	Dealer Agreement dated as of 10 July 1998 among Ecolab Finance Pty Limited as Issuer, Citisecurities Limited as Arranger, and the Dealers Parties thereto.
			(b)	Guarantee and Negative Pledge made by the Company on 10 July 1998.
			(c)	Issuing and Paying Agency Agreement dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company Limited as Agent.
			(d)	MTN Program Master Note dated as of 10 July 1998 by Ecolab Finance Pty Limited.
			(e)	Registry Services Deed dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company as Registrar.

	B.	Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.

(15) Letter regarding unaudited interim financial information.

(31) Rule 15d-14(a) Certifications.

(32) Section 1350 Certifications.

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2003 the Company furnished a Current Report dated April 22, 2003 to the SEC under Items 9 and 12 of Form 8-K to disseminate earnings for the first quarter ended March 31, 2003.  A Current Report dated May 9, 2003 was filed with the SEC under Item 5 of Form 8-K to report declaration by the Company’s Board of Directors of a two-for-one stock split paid June 6, 2003, in the form of a 100 percent stock dividend to shareholders of record at the close of business on May 23, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 11, 2003	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	A. Documents comprising global Commercial Paper Programs.

(i) U.S. $200,000,000 Euro-Commercial Paper Programme
(a)

Dealer Agreement dated as of 10 June 2003 among the Company, Credit Suisse First Boston (Europe) Limited as Arranger, and Citibank International plc and Credit Suisse First Boston (Europe) Limited as Dealers.

Filed herewith electronically
	(b) Note Agency Agreement dated as of 10 June 2003 between the Company and Citibank, N.A. as Issue and Paying Agent.	Filed herewith electronically
	(c) Deed of Covenant made as of 10 June 2003 by the Company.	Filed herewith electronically

(ii) U.S. $450,000,000 U.S. Commercial Paper Program
	(a) Form of Commercial Paper Dealer Agreement for 4(2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Filed herewith electronically
	(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between the Company and Bank One, National Association as Issuing and Paying Agent.	Filed herewith electronically

(iii) A $200,000,000 Australian Commercial Paper and Medium Term Note Programme
	(a) Dealer Agreement dated as of 10 July 1998 among Ecolab Finance Pty Limited as Issuer, Citisecurities Limited as Arranger, and the Dealers Parties thereto.	Filed herewith electronically

	(b)	Guarantee and Negative Pledge made by the Company on 10 July 1998.	Filed herewith
electronically
	(c)	Issuing and Paying Agency Agreement dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company as Limited Agent.	Filed herewith electronically
	(d)	MTN Program Master Note dated as of 10 July 1998 by Ecolab Finance Pty Limited.	Filed herewith electronically
	(e)	Registry Services Deed dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company as Registrar.	Filed herewith electronically

	B. Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.		Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.		Filed herewith electronically

(31)	Rule 15d-14(a) Certifications.		Filed herewith electronically

(32)	Section 1350 Certifications.		Furnished herewith electronically