Form 10-Q
period 2003-09-30
ECOLAB INC
filed 2003-11-04
CIK 31462

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2003.

257,651,933 shares of common stock, par value $1.00 per share.

Table of Contents

PART I		FINANCIAL INFORMATION
	Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	Notes to Consolidated Financial Statements
	•	1.	Consolidated Financial Information
	•	2.	Stock-Based Compensation
	•	3.	Selected Balance Sheet Information
	•	4.	Financial Instruments
	•	5.	Comprehensive Income
	•	6.	Special Charges
	•	7.	Gain from Discontinued Operations
	•	8.	Business Acquisitions and Investments
	•	9.	Income Per Common Share
	•	10.	Operating Segments
	•	11.	Goodwill and Other Intangible Assets
	•	12.	New Accounting Pronouncements
	Report of Independent Auditors
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	•	Results of Operations
	•	Financial Position and Liquidity
	•	Issuer Purchases of Equity Securities
	•	Subsequent Event
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.
	Item 4. Controls and Procedures.
	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
	Item 6. Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended September 30
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Net sales	$982,766	$894,866

Cost of sales (including special charges of $301 in 2002)	478,163	434,195

Selling, general and administrative expenses	357,923	327,666

Special charges	1,224	2,109

Operating income	145,456	130,896

Gain on sale of equity investment	10,877	—

Interest expense, net	12,051	10,988

Income before income taxes	144,282	119,908

Provision for income taxes	56,843	47,826

Net income	$87,439	$72,082

Basic net income per common share	$0.34	$0.28

Diluted net income per common share	$0.33	$0.28

Dividends declared per common share	$0.0725	$0.0675

Weighted-average common shares outstanding
Basic	258,694	258,575
Diluted	261,609	261,223

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended September 30
(amounts in thousands, except per share)	2003	2002
	(unaudited)

Net sales	$2,805,353	$2,520,205

Cost of sales (including special charges (income) of $(45) in 2003 and $7,393 in 2002)	1,375,379	1,243,565

Selling, general and administrative expenses	1,060,739	947,974

Special charges	880	26,223

Operating income	368,355	302,443

Gain on sale of equity investment	10,877	—

Interest expense, net	34,506	33,455

Income from continuing operations before income taxes	344,726	268,988

Provision for income taxes	134,814	108,204

Income from continuing operations before cumulative effect of change in accounting	209,912	160,784

Change in accounting for goodwill and other intangible assets	—	(4,002)

Gain from discontinued operations	—	1,882

Net income	$209,912	$158,664

Basic income per common share
Income from continuing operations	$0.81	$0.62
Change in accounting	—	(0.02)
Gain from discontinued operations	—	0.01
Net income	$0.81	$0.62

Diluted income per common share
Income from continuing operations	$0.80	$0.62
Change in accounting	—	(0.02)
Gain from discontinued operations	—	0.01
Net income	$0.80	$0.61

Dividends declared per common share	$0.2175	$0.2025

Weighted-average common shares outstanding
Basic	260,129	257,732
Diluted	263,378	261,126

Per share amounts do not necessarily sum due to rounding.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	September 30 2003	December 31 2002
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$66,962	$49,205

Accounts receivable, net	649,841	553,154

Inventories	313,668	291,506

Deferred income taxes	73,925	71,147

Other current assets	51,492	50,925

Total current assets	1,155,888	1,015,937

Property, plant and equipment, net	693,355	680,265

Goodwill, net	744,217	695,700

Other intangible assets, net	198,617	188,670

Other assets, net	272,770	285,335

Total assets	$3,064,847	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	September 30 2003	December 31 2002
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$75,375	$160,099

Accounts payable	209,528	205,665

Compensation and benefits	168,951	184,239

Income taxes	90,710	12,632

Other current liabilities	324,837	291,193

Total current liabilities	869,401	853,828

Long-term debt	573,963	539,743

Postretirement health care and pension benefits	219,875	207,596

Other liabilities	169,764	164,989

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: September 30, 2003 – 258,050; December 31, 2002 – 129,940)	1,231,844	1,099,751

Total liabilities and shareholders’ equity	$3,064,847	$2,865,907

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
(amounts in thousands)	2003	2002
	(unaudited)

OPERATING ACTIVITIES

Net income	$209,912	$158,664

Cumulative effect of change in accounting	—	4,002

Gain from discontinued operations	—	(1,882)

Income from continuing operations	209,912	160,784

Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Depreciation	152,116	139,664
Amortization	21,391	20,919
Deferred income taxes	2,054	(3,203)
Gain on sale of equity investment	(10,877)	—
Special charges - asset disposals	1,665	4,810
Other, net	1,063	630
Changes in operating assets and liabilities:
Accounts receivable	(59,315)	(30,531)
Inventories	(8,681)	(5,325)
Other assets	18,020	(31,331)
Accounts payable	(5,922)	(5,900)
Other liabilities	77,456	117,443

Cash provided by operating activities	$398,882	$367,960

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended September 30
(amounts in thousands)	2003	2002
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(148,649)	$(145,459)
Property disposals	5,731	5,858
Capitalized software expenditures	(5,912)	(2,150)
Businesses acquired and investments in affiliates	(28,881)	(21,606)
Sale of businesses and assets	24,832	—

Cash used for investing activities	(152,879)	(163,357)

FINANCING ACTIVITIES

Net repayments of notes payable	(83,246)	(370,796)
Long-term debt borrowings	16	257,624
Long-term debt repayments	(10,065)	(917)
Reacquired shares	(198,947)	(9,004)
Cash dividends on common stock	(56,643)	(52,108)
Exercise of employee stock options	119,525	24,401
Other, net	(129)	(1,404)

Cash used for financing activities	(229,489)	(152,204)

Effect of exchange rate changes on cash	1,243	1,270

INCREASE IN CASH AND CASH EQUIVALENTS	17,757	53,669

Cash and cash equivalents, beginning of period	49,205	41,793

Cash and cash equivalents, end of period	$66,962	$95,462

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Consolidated Financial Information

The unaudited consolidated financial information as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2002 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2002.

With respect to the unaudited financial information of the company as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 21, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The Consolidated Balance Sheet as of December 31, 2002 includes a reclassification of $12,522,000 of accumulated amortization to a long lived asset that was previously classified as an other current liability to be consistent with the current period presentation.

On June 6, 2003, the company paid a two-for-one common stock split in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003 which resulted in a transfer of $154,737,694 from additional paid in capital to common stock.  Weighted average shares outstanding and earnings per share data for all periods presented have been adjusted to reflect the stock split.

2.               Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the three and nine-month periods ended September 30, 2003 and 2002 would have been reduced to the pro forma amounts in the following table.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.               Stock-Based Compensation (continued)

Earnings per share data for all periods presented have been adjusted to reflect the stock split described in Note 1.

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands, except per share)	2003	2002	2003	2002
	(unaudited )		(unaudited)

Net income, as reported	$87,439	$72,082	$209,912	$158,664

Add: Stock-based employee compensation expense included in reported net income, net of tax	171	383	884	1,396

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,395)	(3,747)	(13,628)	(11,488)

Pro forma net income	$83,215	$68,718	$197,168	$148,572

Basic net income per common share
As reported	$0.34	$0.28	$0.81	$0.62
Pro forma	0.32	0.27	0.76	0.58

Diluted net income per common share
As reported	0.33	0.28	0.80	0.61
Pro forma	$0.32	$0.26	$0.75	$0.57

3.               Selected Balance Sheet Information

(amounts in thousands)	September 30 2003	December 31 2002
	(unaudited)

Inventories
Finished goods	$151,702	$136,721
Raw materials and parts	164,491	156,628
Excess of fifo cost over lifo cost	(2,525)	(1,843)
Total	$313,668	$291,506

Other intangible assets, net
Customer relationships	$143,102	$120,324
Intellectual property	72,456	71,104
Trademarks	52,342	50,308
Other intangibles	16,399	13,502
Total	284,299	255,238
Accumulated amortization	(85,682)	(66,568)
Other intangible assets, net	$198,617	$188,670

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.               Selected Balance Sheet Information (continued)

(amounts in thousands)	September 30 2003	December 31 2002
	(unaudited)

Shareholders’ equity
Common stock	$309,860	$151,950
Additional paid-in capital	360,460	386,208
Retained earnings	1,313,041	1,159,663
Deferred compensation, net	(505)	(1,710)
Accumulated other comprehensive loss	(31,773)	(76,108)
Treasury stock	(719,239)	(520,252)
Total	$1,231,844	$1,099,751

Accumulated other comprehensive loss as of September 30, 2003 consists of $2,373,000 of net unrealized losses primarily on financial instruments and $29,400,000 of cumulative translation losses.  Accumulated other comprehensive loss as of December 31, 2002 consists of $1,571,000 of net unrealized losses primarily on financial instruments and $74,537,000 of cumulative translation losses.

4.               Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company designated a portion (approximately euro 250 million as of the end of the third quarter 2003) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the Euronotes charged to shareholders’ equity were approximately $24.2 million of transaction gains and $22.3 million of transaction losses for the third quarter and first nine months of 2003, respectively.

In June 2003, the company established a $200 million European commercial paper program to provide a source of funding for European and other international acquisitions and working capital requirements.  The program is in addition to the company’s $450 million U.S. and $200 million Australian dollar programs.  All three programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s and are supported by the company’s $275 million multi-year committed credit facility (terminating December 2005) and $175 million 364-day committed credit facility (terminating October 2003).  Subsequent to September 30, 2003, the $175 million 364-day committed credit facility was renewed through October 2004.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.               Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)

Net income	$87,439	$72,082	$209,912	$158,664

Foreign currency translation	(27,146)	18,581	45,137	18,729

Derivative instruments	980	2,110	(802)	3,782

Comprehensive income	$61,273	$92,773	$254,247	$181,175

6.               Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  A portion of these actions was completed during the three- and nine-month periods ended September, 30, 2002 and, as a result, the company recorded restructuring expense of $1,438,000 ($896,000 after tax), for the third quarter of 2002 and restructuring expense of $36,554,000 ($22,774,000 after tax), for the first nine months of 2002.  This includes $1,004,000 for employee termination benefits, $187,000 for asset disposals and $247,000 for other charges in the third quarter of 2002.  For the nine months ended September 30, 2002, this includes $28,584,000 for employee termination benefits, $4,810,000 for asset disposals and $3,160,000 for other charges.  The company also incurred merger integration costs of $972,000 ($536,000 after tax) and $2,853,000 ($1,808,000 after tax) in the third quarter and the first nine months of 2002, respectively, related to European and other operations.  Restructuring and merger integration costs have been included as “special charges” on the consolidated statement of income with a portion of restructuring expenses included as a component of “cost of sales”.  Amounts included as a component of “cost of sales” include asset disposals of $187,000 and manufacturing related severance of $114,000 for the third quarter of 2002.  For the first nine months of 2002 amounts included in cost of sales include asset disposals of $4,810,000 and manufacturing related severance of $2,583,000.

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

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.               Special Charges (continued)

Employee termination benefit expenses in the third quarter of 2002 included 56 personnel reductions through voluntary and involuntary terminations.  Total personnel reductions during the first nine months of 2002 were 542 people, with the possibility that some of these people may be replaced.  Individuals were affected through facility closures and consolidation primarily within the corporate administrative, operations and research and development functions.

Asset disposals include inventory and property, plant, and equipment charges.  Net inventory and property, plant and equipment charges for the third quarter were $187,000 and include the reversal of $202,000 previously expensed in the first quarter of 2002.  During the first nine months of 2002, inventory charges were $2,223,000, and reflect the discontinuance of product lines which are not consistent with the company’s long-term strategies.  Property, plant and equipment charges during the third quarter and first nine months of 2002 were $2,587,000, and reflect the downsizing and closure of production facilities as well as global changes to manufacturing and distribution operations in connection with the integration of European operations.

Other charges include lease termination costs and other miscellaneous exit costs.

The company continued to record restructuring and merger integration charges throughout 2002 and completed these activities by December 31, 2002.

The three- and nine-month periods ended September 30, 2003 include the reversal of $448,000 and $837,000, respectively, of previously accrued severance cost.  Of the $837,000 reversed for the nine-month period ended September 30, 2003, $45,000 is included as a component of cost of sales.

Also included in “Special Charges” on the consolidated statement of income for the three- and nine-month periods ended September 30, 2003 is $1,672,000 of expense related to a change in the amount of goodwill allocated to the Darenas business which was sold earlier in the year.

For segment reporting purposes, each of these items in both 2002 and 2003 have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.  Special Charges (continued)

Changes to the restructuring liability accounts during 2003 include the following:

(thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Expense and accrual in 2002	$36,366	$6,180	$5,221	$47,767
Cash payments in 2002	(16,033)		(1,711)	(17,744)
Non-cash charges in 2002		(6,180)		(6,180)

Restructuring liability, December 31,2002	$20,333	$—	$3,510	$23,843
Cash payments	(8,358)		(713)	(9,071)
Revisions to prior estimates	(235)	(7)		(242)
Non-cash charges		7		7
Effect of exchange rate changes	617		569	1,186

Restructuring liability, March 31, 2003	$12,357	$—	$3,366	$15,723
Cash payments	(4,343)		(475)	(4,818)
Revisions to prior estimates	(147)			(147)
Effect of exchange rate changes	267		48	315

Restructuring liability June 30, 2003	$8,134	$—	$2,939	$11,073
Cash payments	(2,427)		(944)	(3,371)
Revisions to prior estimates	(448)			(448)
Effect of exchange rate changes	199		32	231

Restructuring liability September 30, 2003	$5,458	$—	$2,027	$7,485

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.               Gain From Discontinued Operations

During the first quarter of 2002, the company resolved a legal issue related to the disposal of its Chemlawn business in 1992.  This resulted in the recognition of a gain from discontinued operations of $1,882,000 (net of income tax benefit of $1,079,000) or $0.01 per diluted share for the nine months ended September 30, 2002.

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

The total cash paid by the company for acquisitions and investments in affiliates during the first nine months of 2003 was $28,881,000.  This included payments in 2003 of accrued costs related to the Henkel-Ecolab acquisition at year-end 2001 and other acquisition costs that were accrued related to businesses acquired in 2002.

Also in December 2002, the company sold its Darenas janitorial products distribution business based in Birmingham, UK to Bunzl plc in London, UK.  This sale resulted in a loss of approximately $1.7 million principally due to the amount of goodwill allocated to the Darenas business.  The annualized sales of this entity were approximately $30 million.  These operations were part of the company’s International Cleaning & Sanitizing segment.

In June 2003 the company sold its minority equity investment in Comac S.p.A., a floor care machine manufacturing company based in Verona, Italy to an investment group for a gain of approximately $10.9 million ($6.2 million after tax).  These operations were part of the company’s International Cleaning & Sanitizing segment.

In September 2003 (subsequent to the company’s International operation’s quarter end), the company sold the consumer dermatology business of its Adams Healthcare subsidiary to Ferndale Pharmaceuticals Ltd., in Leeds, United Kingdom at a nominal gain.  The annualized sales of the dermatology business that was sold were approximately $2.5 million.  These operations were a part of the company’s International Cleaning & Sanitizing segment.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.               Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2003 were as follows:

	United States
(thousands)	Cleaning & Sanitizing	Other Services	Total	International Cleaning & Sanitizing	Consolidated
Balance as of December 31, 2002	$121,979	$49,306	$171,285	$524,415	$695,700

Goodwill acquired during quarter	73	(377)	(304)	381	77

Foreign currency translation	—	—	—	38,894	38,894

Balance as of March 31, 2003	$122,052	$48,929	$170,981	$563,690	$734,671

Goodwill acquired during quarter	119	—	119	(228)	(109)

Foreign currency translation	—	—	—	45,746	45,746

Balance as of June 30, 2003	$122,171	$48,929	$171,100	$609,208	$780,308

Goodwill acquired during quarter	33	—	33	0	33

Goodwill allocated to business dispositions	—	—	—	(1,672)	(1,672)

Foreign currency translation	—	—	—	(34,452)	(34,452)

Balance as of September 30, 2003	$122,204	$48,929	$171,133	$573,084	$744,217

Goodwill acquired in 2003 also includes adjustments to prior year acquisitions.  International Cleaning & Sanitizing goodwill acquired in 2003 includes goodwill acquired of $5.9 million in the first quarter primarily related to the Adams Healthcare acquisition and a reduction of $5.6 million in the first quarter and $0.2 million in the second quarter for an adjustment related to the Terminix acquisition in 2002.  These adjustments primarily related to a finalization of the pension valuation at the date of acquisition.  United States Other Services goodwill acquired in the first quarter of 2003 includes a reduction of $0.4 million for an adjustment related to the Audits International acquisition. Goodwill disposed during the third quarter related to a change in the amount of goodwill allocated to the Darenas business which was sold earlier in the year.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.               Income Per Common Share

The computations of the basic and diluted income from continuing operations per share amounts were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands, except per share)	2003	2002	2003	2002
	(unaudited)		(unaudited)

Income from continuing operations before cumulative effect of change in accounting	$87,439	$72,082	$209,912	$160,784

Weighted-average common shares outstanding
Basic	258,694	258,575	260,129	257,732
Effect of dilutive stock options and awards	2,915	2,648	3,249	3,394
Diluted	261,609	261,223	263,378	261,126

Income from continuing operations before change in accounting per common share
Basic	$0.34	$0.28	$0.81	$0.62
Diluted	$0.33	$0.28	$0.80	$0.62

Share and per share data for all periods presented above have been adjusted to reflect the stock split described in Note 1.

Restricted stock awards of approximately 111,000 and 171,000 shares were excluded from the company’s calculation of basic income per share amounts for the third quarter and nine months ended September 30, 2003, respectively, and 256,000 and 343,000 shares were excluded for the third quarter and nine months ended September 30, 2002, respectively, because such shares were not yet vested at those dates.

Stock options to purchase approximately 0.2 million shares for both the third quarter and nine months ended September 30, 2003 and stock options to purchase approximately 4.4 million shares for both the third quarter and nine months ended September 30, 2002 were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.         Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$444,791	$426,339	$1,292,991	$1,220,801
Other Services	83,497	81,629	239,789	230,943
Total	528,288	507,968	1,532,780	1,451,744
International Cleaning & Sanitizing	399,967	380,328	1,150,121	1,094,412
Effect of foreign currency translation	54,511	6,570	122,452	(25,951)
Consolidated	$982,766	$894,866	$2,805,353	$2,520,205

Operating Income
United States
Cleaning & Sanitizing	$82,472	$80,361	$224,321	$214,280
Other Services	8,755	10,761	19,187	25,247
Total	91,227	91,122	243,508	239,527
International Cleaning & Sanitizing	48,694	41,711	112,558	98,473
Corporate expense	(1,184)	(2,411)	(836)	(33,617)
Effect of foreign currency translation	6,719	474	13,125	(1,940)
Consolidated	$145,456	$130,896	$368,355	$302,443

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2003.

Consistent with the company’s internal management reporting, corporate operating expense for the third quarter and for the nine months ended September 30, 2003 includes approximately $1.7 million of expense related to a change in the amount of goodwill allocated to the Darenas business.  It also includes $0.5 million and $0.8 million of reductions in restructuring expense for the third quarter and nine months ended September 30, 2003, respectively.

Corporate expense in the third quarter and first nine months of 2002 includes restructuring and integration charges of approximately $2.4 million and $39.4 million, respectively.  Corporate expense for the first nine months of 2002 also includes a curtailment gain of approximately $5.8 million due to benefit plan changes.  These items are described more fully in Note 6.

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

The result of testing goodwill for impairment in accordance with SFAS No. 142 as of January 1, 2002, was a non-cash charge of $4.0 million ($0.02 per share), which is reported on the accompanying consolidated statement of income in the caption “Change in accounting for goodwill and other intangible assets.”  All of the impairment charge related to the Africa/Export reporting unit, which is part of the International Cleaning and Sanitizing segment.  The primary factor resulting in the impairment charge was the difficult economic environment in the region.  No impairment charge was appropriate under the company’s previous goodwill impairment policy, which was based on an undiscounted cash flow model.

Under SFAS No. 142, goodwill must be tested annually for impairment.  As of September 30, 2003, the company has completed its annual test for goodwill impairment.  Based on this testing, there is no additional impairment of goodwill.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that results in a weighted average useful life of 12 years as of September 30, 2003.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarter ended September 30, 2003 and 2002 was approximately $6.5 million and $5.3 million, respectively.  Total amortization expense related to other intangible assets during the nine months ended September 30, 2003 and 2002 was approximately $15.9 million and $13.8 million, respectively.  As of September 30, 2003, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Goodwill and Other Intangible Assets (continued)

Fiscal Year (thousands)
Remainder 2003 (three month period)	$5,067
2004	19,974
2005	18,578
2006	18,263
2007	17,737
2008	16,393

12.         New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 provides accounting requirements for business enterprises to consolidate related entities in which they are determined to be the primary beneficiary as a result of their variable economic interests. The interpretation provides guidance in judging multiple economic interests in an entity and in determining the primary beneficiary.  The interpretation outlines consolidation and disclosure requirements for variable interest entities (“VIEs”).  On October 8, 2003, the FASB decided to defer the implementation date for FIN 46 for VIEs existing prior to January 31, 2003 to the first reporting period ending after December 15, 2003.  The company has reviewed the consolidation and disclosure requirements of FIN 46 and determined that it has no current impact on the company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003.  The company does not have any financial instruments subject to SFAS No. 150 as of September 30, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 2003, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2003 and 2002, and of cash flows for the nine-month periods ended September 30, 2003 and 2002.  These financial statements are the responsibility of the Company’s management.

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
October 21, 2003

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

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003

On June 6, 2003, the company paid a two-for-one common stock split in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003.  Weighted average shares outstanding and earnings per share data for all periods presented have been adjusted to reflect the stock split.

The comparability of the company’s results of operations between the first nine months of 2003 and 2002 have been impacted by the change in accounting for goodwill and other intangible assets from the adoption of SFAS No. 142 and a gain from discontinued operations as shown in the table below.

	Third Quarter Ended September 30		Nine Months Ended September 30
(Diluted earnings per share)	2003	2002	2003	2002
	(unaudited )		(unaudited )
Income from continuing operations before change in accounting	$0.33	$0.28	$0.80	$0.62
Change in accounting for goodwill and other intangible assets	—	—	—	(0.02)
Gain from discontinued operations	—	—	—	0.01
Net income	$0.33	$0.28	$0.80	$0.61

In addition, the comparison of the financial results for the third quarter and the first nine months of 2003 were also affected by a gain on the sale of an equity investment of $6.2 million after tax and special charges.  The special charges include approximately $1.7 million of expense related to a change in the amount of goodwill allocated to the Darenas business, and $0.3 million and $0.5 million of reductions in restructuring expense after tax for the third quarter and nine months ended September 30, 2003, respectively.  During the third quarter and first nine months of 2002, special charges related to restructuring activities and the integration of the European operations were incurred of $1.4 million after tax and $24.6 million after tax, respectively.  In 2002, the first nine months include a one-time gain from benefit plan changes of $3.5 million after tax.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

Consolidated net sales for the third quarter ended September 30, 2003 were $983 million, an increase of 10 percent over net sales of $895 million in the third quarter of last year.  For the first nine months of 2003, net sales increased 11 percent to $2.805 billion from $2.520 billion in the comparable period of 2002.  Excluding acquisitions and divestitures, consolidated net sales increased 9 percent in the third quarter and 10 percent for the first nine months of 2003.  Changes in currency translation positively impacted sales growth by approximately 5 percentage points for the third quarter and approximately 6 percentage points for the nine months ended September 30, 2003. Sales also benefited from aggressive new account sales, successful new products and improved service initiatives.

The gross profit margin was 51.3 percent and 51.5 percent of net sales for the third quarter ended September 30, 2003 and 2002, respectively.  For the nine-month periods, the gross profit margins were 51.0 percent in 2003 and 50.7 percent in 2002.  The gross profit margin reflected certain restructuring charges included in cost of sales of $0.3 million and $7.4 million for the third quarter and first nine months of 2002, respectively.  Excluding these restructuring charges, the gross profit margin would have been 51.5 percent for the third quarter and 50.9 percent for the nine months ended September 30, 2002, respectively.  The decrease in the gross margin for the third quarter compared with the adjusted 2002 gross margin is due to business mix and raw material price increases.  The year-to-date margin benefited from increased sales volume and cost reduction actions, partially offset by business mix and raw material price increases.

Selling, general and administrative expenses were 36.4 percent of consolidated net sales for the third quarter of 2003, a decrease from 36.6 percent of net sales in the comparable quarter of last year.  This decrease is largely due to cost saving initiatives and business mix being partially offset by service investments and higher payroll costs.  For the nine-month period, selling, general and administrative expenses increased as a percentage of net sales to 37.8 percent in 2003 from 37.6 percent in 2002. This increase in the margin is primarily due to an increase in sales and service investments and higher payroll and health care costs partially offset by increased sales volume and cost savings initiatives.

In the first quarter of 2002, management approved plans to undertake restructuring and cost-saving actions during 2002, including costs related to the integration of the company’s European operations. These actions included global workforce reductions, facility closings, and product line discontinuations.  As a result, the company recorded restructuring expenses and other special charges of $2.4 million in the third quarter of 2002 ($1.4 million after tax) and $39.4 million for the nine months ended September 30, 2002 ($24.6 million after tax).  Offsetting these special charges for the nine months ended September 30, 2002, is a one-time curtailment gain of $5.8 million ($3.5 million after tax), related to changes to post-retirement healthcare benefits made in the first quarter of 2002.  The expected cost savings related to restructuring activities started in 2002 and are expected to have a full impact in 2003.  For the third quarter of 2003 and 2002,

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

restructuring savings were approximately $7.4 million and $5.2 million, respectively.  For the nine months ended September 30, 2003 and 2002, restructuring savings were approximately $23.1 million and $10.5 million, respectively.  Some of these savings were reinvested in the business. The company expects annual pretax savings of $25 million to $30 million ($15 million to $18 million after tax) and the company expects to continue to reinvest some of these savings in the business.

Net income totaled $87 million, for the third quarter of 2003 and $72 million for the comparable period of 2002.  On a per share basis, diluted net income per common share was $0.33 for the third quarter of 2003 and increased 18 percent over diluted net income per share of $0.28 in the third quarter of last year.  For the first nine months of 2003, net income was $210 million as compared to net income of $159 million in the comparable period of last year.  Diluted net income per share increased 31 percent to $0.80 for the nine months ended September 30, 2003 from $0.61 for the first nine months of last year.  The increase in third quarter and year-to-date earnings includes several one-time items.  The financial results for the third quarter and the first nine months of 2003 included a gain on the sale of an equity investment of $6.2 million after tax and special charges.  Special charges include approximately $1.7 million of expense related to a change in the amount of goodwill allocated to a business for the quarter and nine months ended September 30, 2003.  Special charges also include $0.3 million and $0.5 million of reductions in previously recorded restructuring expenses (after tax) for the third quarter and nine months ended September 30, 2003, respectively.  Currency translation positively impacted net income by approximately $4 million for the third quarter of 2003 and benefited net income by approximately $9 million for the first nine months of 2003.  The comparison of net income also benefited from a lower effective tax rate in 2003.

Sales for each of the company’s reportable segments for the quarter and nine months ended September 30, 2003 and 2002 are as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited )
Net Sales
United States
Cleaning & Sanitizing	$444,791	$426,339	$1,292,991	$1,220,801
Other Services	83,497	81,629	239,789	230,943
Total	528,288	507,968	1,532,780	1,451,744
International Cleaning & Sanitizing	399,967	380,328	1,150,121	1,094,412
Effect of foreign currency translation	54,511	6,570	122,452	(25,951)
Consolidated	$982,766	$894,866	$2,805,353	$2,520,205

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

The following table shows the increase in sales by division for the third quarter and nine months ended September 30, 2003:

	Percent Change Third Quarter	Percent Change Nine Months
Net Sales
United States Cleaning & Sanitizing
Institutional	4%	6%
Kay	13	13
Textile Care	(11)	(9)
Professional Products	9	15
Water Care Services	7	3
Vehicle Care	8	5
Food & Beverage	2	3
Total United States Cleaning & Sanitizing	4%	6%
United States Other Services
Pest Elimination	9%	11%
GCS Service	(9)	(7)
Total United States Other Services	2%	4%
Total United States	4%	6%
International Cleaning & Sanitizing
Europe	6%	5%
Asia Pacific	—	2
Latin America	10	7
Canada	3	5
Total International Cleaning & Sanitizing	5%	5%
Consolidated (management rates)	4%	5%
Consolidated (public rates)	10%	11%

Sales of the company’s United States Cleaning & Sanitizing segment were $445 million, an increase of 4 percent compared with sales of $426 million in the third quarter of last year.  United States Cleaning & Sanitizing sales were $1.293 billion for the first nine months of 2003, up 6 percent over net sales of $1.221 billion in the comparable period of last year.  Sales benefited from good growth in Kay and Professional Products operations, which were partially offset by lower sales in Textile Care.  The increase in sales of the company’s Institutional division reflects Institutional’s continued efforts to generate new accounts, the successful introduction of new products and the benefits of improved service initiatives.  Kay’s sales increases reflect solid growth in its food retail services business and to quickservice restaurants as well as the introduction of new products and programs, which are showing good results.  Textile Care sales decreased due to soft industry demand and strong competition within the industry.  Sales of Professional Products operations increased due to strong gains in the healthcare market offsetting the continuing phase-out of the specialty business.  Professional Products janitorial sales were also positively impacted in the third quarter and first nine months of 2003 by a long-term supply agreement that began in December 2002. The company’s Food & Beverage operations reported sales

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

increases due to gains in the soft drink, meat and poultry and food markets, which were partially offset by a decrease in agri and equipment sales.  Water Care Services had strong growth in the hospitality and food & beverage accounts. The increase in sales for Vehicle Care was driven by good growth in both the in-bay and conveyor markets as well as the success of new product introductions.

Sales of the company’s United States Other Services segment totaled $83 million for the third quarter of 2003, an increase of 2 percent over net sales of $82 million in the third quarter of last year.  United States Other Services sales were $240 million for the first nine months of 2003, an increase of 4 percent over net sales of $231 million in the comparable period of last year.  Pest Elimination sales increased with double-digit sales growth in contract services and strong growth in non-contract services. GCS Service sales decreased and reflected operational issues encountered with a transition to a new centralized administration center.

Management rate sales for the company’s International Cleaning & Sanitizing segment were $400 million for the third quarter of 2003, an increase of 5 percent over sales of $380 million in the comparable quarter of last year. For the first nine months of 2003, sales also increased 5 percent to $1.150 billion from $1.094 billion during the comparable period last year.  Excluding the effects of acquisitions, sales in this segment increased 2 percent for the third quarter and 3 percent for the nine-month period. Sales in Europe, excluding acquisitions and divestitures, increased 2 percent for both the third quarter and first nine months of 2003, primarily due to successful new product launches being partially offset by a weak European economy. Excluding acquisitions and divestitures, sales for Asia Pacific were flat for the third quarter and increased 2 percent for the nine-month period.  Northeast Asia had a strong sales increase and Southeast Asia also showed good sales growth for the quarter offset by a sales decrease in Australia.  Latin America sales rose for the quarter with sales increases in most countries.  Mexico, the Caribbean, Brazil and Central America all had double-digit sales increases for the quarter.  Excluding acquisitions, Latin America sales increased 9 percent for the third quarter and 6 percent for the nine-month period.  Sales in Canada increased due to a continued focus on obtaining new customers and selling additional solutions to existing customers.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

Operating income for each of the company’s reportable segments for the quarter and nine months ended September 30, 2003 and 2002 is as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$82,472	$80,361	$224,321	$214,280
Other Services	8,755	10,761	19,187	25,247
Total	91,227	91,122	243,508	239,527
International Cleaning & Sanitizing	48,694	41,711	112,558	98,473
Corporate expense	(1,184)	(2,411)	(836)	(33,617)
Effect of foreign currency translation	6,719	474	13,125	(1,940)
Consolidated	$145,456	$130,896	$368,355	$302,443

Operating income of the company’s United States Cleaning & Sanitizing segment was $82 million for the third quarter of 2003, an increase of 3 percent over operating income of $80 million in the third quarter of last year.  For the first nine months of 2003, operating income was $224 million, an increase of 5 percent over operating income of $214 million in the comparable period of last year.  The operating income margin for the U.S. Cleaning & Sanitizing segment decreased to 18.5 percent of sales from 18.8 percent of net sales in the third quarter of last year and decreased to 17.3 percent of sales from 17.6 percent of net sales for the nine-month period.  The decline in the operating income margin reflects investments in developing the sales force and higher operating costs.

Third quarter 2003 operating income of United States Other Services was $9 million, a decrease of 19 percent from the third quarter of last year. For the nine-month period, operating income was $19 million, a decrease of 24 percent from the comparable period last year.  The operating income margin for United States Other Services decreased to 10.5 percent from 13.2 percent from the third quarter of last year.  For the nine-month period, the operating income margin was 8.0 percent, a decrease from 10.9 percent for the same period last year.  Pest Elimination had strong operating income growth while GCS results reflected an operating loss due to a decrease in sales resulting from operational issues encountered with a transition to a centralized administration center.  This lost revenue adversely impacted operating income.

Operating income (at management rates) of International Cleaning & Sanitizing segment was $49 million for the third quarter of 2003 and increased 17 percent over operating income of $42 million in the third quarter of last year.  For the first nine months of 2003, operating income was $113 million and increased 14 percent over operating income of $98

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2003 (continued)

million in the comparable period of last year.  Excluding acquisitions and divestitures, operating income increased 9 percent over the comparable quarter of last year and 12 percent for the nine-month period.  The operating income margin increased to 12.2 percent of net sales in the third quarter of 2003 from 11.0 percent in the comparable period of last year.  For the nine-month period ended September 30, 2003, the operating income margin increased to 9.8 percent of net sales from 9.0 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 12.4 percent of net sales from 11.6 percent in the third quarter of last year and increased to 10.2 percent of net sales from 9.4 percent for the nine-month period.  Good operating income growth and margin improvement in Europe and Canada during the third quarter and nine months ended September 30, 2003 contributed to this increase.  Asia Pacific also showed good operating income growth and margin improvement for the first nine months of 2003.  Operating income was also strong in most of the Latin America countries.  International operating income margin improvement was primarily due to the introduction of new products and careful cost management.

Corporate operating expense was $1.2 million for the third quarter of 2003 as compared to $2.4 million for the comparable quarter last year.  For the nine-month period, corporate operating expense was $0.8 million as compared to $33.6 million for the comparable period last year. Corporate operating expense for the third quarter and for the nine months ended September 30, 2003 includes approximately $1.7 million of expense related to a change in the amount of goodwill allocated to the Darenas business (a U.K. janitorial business).  It also includes $0.5 million and $0.8 million of reductions in restructuring expense for the third quarter and nine months ended September 30, respectively.  Corporate operating expense in the third quarter and first nine months of 2002 included restructuring and merger integration costs of $2.4 million and $39.4 million, respectively, which were partially offset by a curtailment gain of $5.8 million in the first quarter and first nine months of 2002 related to benefit plan changes.

Net interest expense totaled $12.1 million in the third quarter of 2003, an increase of 10 percent from net interest expense of $11.0 million in the third quarter of 2002.  For the nine-month period, net interest expense was $34.5 million and $33.5 million for 2003 and 2002, respectively.  The increase is primarily due to the strength of the euro against the U.S. dollar.

The provision for income taxes for the first nine months of 2003 reflected an effective income tax rate of 39.1 percent as compared to an effective income tax rate of 40.2 percent for 2002. Excluding the effects of the gain on the sale of an equity investment and the reduction of previously expensed restructuring charges, the effective income tax rate was 38.8 percent for the first nine months of 2003.  Excluding the effects of restructuring and the curtailment gain, the effective income tax rate was 39.9 percent for the first nine months of 2002. The reduction in the 2003 effective tax rate is primarily due to a lower overall international rate and improved international mix.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $3.065 billion at September 30, 2003, an increase of 7 percent over total assets at year-end 2002.  This increase was largely due to the effects of currency due to changes in exchange rates as well as businesses acquired since year-end.

Total debt was $649 million at September 30, 2003, down slightly from total debt of $700 million at year-end 2002.  The ratio of total debt to capitalization was 35 percent at September 30, 2003, compared to 39 percent at December 31, 2002 due to a decrease in total debt outstanding and an increase in shareholders’ equity since year end 2002.  The company is in compliance with all of its debt covenants.

In June 2003, the company established a $200 million European commercial paper program to provide a source of funding for European and other international acquisitions and working capital requirements.  The program is in addition to the company’s $450 million U.S. and $200 million Australian dollar programs.  All three programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s and are supported by the Company’s $275 million multi-year committed credit facility (terminating December 2005) and a $175 million 364-day committed credit facility (terminating October 2003).  The $175 million 364-day committed credit facility was renewed subsequent to September 30, 2003 through October 2004.

Cash provided by operating activities totaled $399 million and $368 million, for the first nine months of 2003 and 2002, respectively.  Operating cash flows for 2003 primarily reflect higher net income than in 2002 offset by payments on restructuring liabilities which were expensed in 2002.

The company currently expects to fund all of the requirements which are reasonably foreseeable for the remainder of 2003, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions, share repurchases and pension contributions from operating activities, cash reserves and short-term borrowings.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Issuer Purchases Of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Identity of broker-dealer used to effect purchases	(d) Number of shares purchased as part of publicly announced plans or programs(2)	(e) Maximum number of shares that may yet be purchased under the plans or programs(3)
Month #1 (July 1-31, 2003)	834,900	$24.8838	Banc of America Securities, LLC	834,900	3,256,400
Month #2 (August 1-31, 2003)	1,149,300	$25.4655	Banc of America Securities, LLC	1,149,300	2,107,100
Month #3 (September 1-30, 2003)	696,400	$26.0126	Banc of America Securities, LLC	696,400	1,410,700
Total	2,680,600	$25.4265	—	2,680,600	1,410,700

(1)                        Excludes an additional 46,643 shares reacquired from employees and/or non-employee directors to satisfy minimum statutory tax obligations and/or shares tendered to the company to exercise a stock option, all under the company’s incentive stock programs.  The aggregate average price paid per share for such 46,643 reacquired shares, booked at the fair market value of the company’s common stock on the date of such transactions, was $25.22.

(2)                        On December 7, 2000, the company announced that its Board of Directors authorized the company to repurchase up to 10,000,000 shares of common stock (adjusted for the company’s stock split paid June 6, 2003) in open market or privately negotiated transactions.  As part of such repurchase authorization, the company announced on March 18, 2003 that it may also repurchase shares under Rule 10b5-1 of the Securities Exchange Act of 1934, during times when it ordinarily would not be in the market because of self-imposed trading blackout periods.

(3)                        Subsequent to the quarter ended September 30, 2003, the company announced on October 17, 2003 that its Board of Directors authorized the repurchase of up to 10,000,000 additional shares of common stock, including shares to be repurchased under its existing Rule 10b5-1 program.  As of October 31, 2003, the maximum number of shares available for repurchase under existing authority was 10,815,400. The company intends to repurchase all shares under such existing authorizations, for which no expiration date has been established, subject to market conditions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Event

In September 2003 (subsequent to the company’s International operation’s quarter-end), the company sold the consumer dermatology business of its Adams Healthcare subsidiary to Ferndale Pharmaceuticals Ltd., in Leeds, United Kingdom at a nominal gain.  The annualized sales of the dermatology business that was sold were approximately $2.5 million.  These operations were part of the company’s International Cleaning & Sanitizing segment.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk.

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

Item 4.             Controls and Procedures.

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

Forward-looking statements represent challenging goals for the company. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties.  The company cautions that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  In order to comply with the terms of the safe harbor, the company hereby identifies important factors, which could affect the company’s financial performance and could cause the company’s actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

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

During the quarter ended September 30, 2003, the Company furnished a Current Report dated July 22, 2003 to the SEC under Items 9 and 12 of Form 8-K to disseminate earnings for the second quarter ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 4, 2003	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 15d-14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Furnished herewith electronically