Form 10-K
period 2003-12-31
ECOLAB INC
filed 2004-03-05
CIK 31462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003	Commission File No. 1-9328

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc.
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

YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

Aggregate market value of voting and non-voting common equity held by non-affiliates of Registrant on June 30, 2003:  $6,634,889,062 (see Item 12, under Part III hereof).

The number of shares of Registrant’s Common Stock, par value $1.00 per share, outstanding as of February 27, 2004: 257,215,105 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.             Portions of the Registrant’s Annual Report to Stockholders for the year ended December 31, 2003 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I, II and IV.

2.             Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2004 and to be filed within 120 days after the Registrant’s fiscal year ended December 31, 2003 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this report to either “Ecolab”, “Company”, “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding our future performance which include anticipated business progress and expansion, business acquisitions, debt repayments, susceptibility to changes in technology, global economic conditions and liquidity requirements.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, we may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for us.  As such, they are based on current expectations and are subject to certain risks and uncertainties.  We caution that undue reliance should not be placed on such forward-looking statements which speak only as of the date made.  In order to comply with the terms of the safe harbor, we identify for investors important factors which could affect our financial performance and could cause actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Risks and uncertainties that may affect operating results and business performance include:  the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; our ability to achieve plans for past acquisitions; the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of our products, and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates, and currency movements including, in particular, our exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including material acts of terrorism or hostilities which impact our markets) and (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries; loss of, or changes in, executive management; our ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time to time in our reports to the Securities and Exchange Commission.  In addition, we note that our stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that our earnings levels will meet investors’ expectations.  Ecolab undertakes no duty to update its Forward-Looking Statements.

Item 1.  Business

Item 1(a) General Development of Business

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

On November 30, 2001, we acquired the 50 percent of the Henkel-Ecolab joint venture (“Henkel-Ecolab”) which we did not previously own (the “JV Acquisition”), from our former joint venture partner, Henkel KGaA, Düsseldorf, Germany (“Henkel”).

Prior to the JV Acquisition, we accounted for our interest in Henkel-Ecolab under the equity method of accounting.  As a result of the JV Acquisition, the legal entities constituting Henkel-Ecolab became wholly-owned entities of Ecolab.  Following the JV Acquisition, the assets, liabilities, revenues, expenses and cash flows of Henkel-Ecolab are reflected in our consolidated financial statements as a part of the International Cleaning & Sanitizing reportable segment.

During 2003, we continued to make business acquisitions and divestitures to broaden our product and service offerings, or to dispose of non-strategic businesses, in line with our “Circle the Customer – Circle the Globe” strategy.  These transactions included:

•      Subsequent to the 2002 year-end of our International Operations, we entered the hospital hygiene market in the U.K. by acquiring the Adams Healthcare business of Medical Solutions plc in December 2002.

•      In December 2002, we sold Darenas, a U.K. janitorial products distribution business.

•      In June 2003, we sold our investment in Comac S.p.A. of Italy, a floor care machine manufacturing company.

•      In September 2003, we sold a U.K. consumer dermatology business obtained as part of Adams Healthcare.

Additional details regarding the JV Acquisition and these other transactions are found in Notes 5 and 6, located on pages 38 through 40 of the Annual Report and incorporated into Item 8 hereof.

Effective January 2004, we reorganized our businesses serving janitorial and healthcare customers by splitting the Professional Products group into two divisions, Professional Products and Healthcare.

In January 2004, we expanded our Pest Elimination business into France by acquiring Nigiko, a Paris-based business that primarily operates through Amboile Services.

In February 2004, we acquired Daydots International, a provider of food safety products, for our U.S. Cleaning & Sanitizing Operations.

Item 1(b) Financial Information About Operating Segments

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on page 48 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business

General:  Ecolab develops and markets premium products and services for the hospitality, foodservice, institutional and industrial markets.  We provide cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, healthcare and educational facilities, quick-service (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry.  A strong commitment to customer support is a distinguishing characteristic of Ecolab.  Additional information on our business philosophy is found below under the heading “Additional Information - Competition” of this Item 1(c).

The following description of business is based upon our three reportable segments (“segments”) as reported in Ecolab’s consolidated financial statements.  However, the Company pursues a “Circle the Customer - Circle the Globe” strategy by providing products, systems and services which serve our customer base, and does so on a global basis to meet the needs of our customers’ various operations around the world.  Therefore, one customer may utilize the services of all three of the segments and there is a degree of interdependence among the operating segments - particularly between the International Cleaning & Sanitizing and the United States Cleaning & Sanitizing businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of seven divisions which provide cleaning and sanitizing services to United States markets.

Institutional:  Our Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry.  The Institutional Division also provides pool and spa treatment programs for commercial and hospitality customers and, through its Facilitec business, provides rooftop grease filter products and kitchen exhaust cleaning services for restaurants and other foodservice operations. The Institutional Division also manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense the Company’s cleaners and sanitizers. In addition, the Institutional Division markets primarily to smaller and mid-size customer units, a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

We believe we are the leading supplier of chemical warewashing products to institutions in the United States.

The Institutional Division sells its products and services primarily through Company-employed field sales-and-service personnel.  However, to a significant degree, we also utilize independent, third-party foodservice distributors to market and sell our products to smaller accounts or accounts which purchase through food distributors.  We provide the same service to accounts served by food distributors as to direct customers.

Kay:  Our Kay Division (which consists of certain wholly-owned subsidiaries of Ecolab Inc.) supplies chemical cleaning and sanitizing products primarily to the quick-service restaurant industry. This includes traditional fast-food restaurants but also other retail locations where “fast food” is prepared and served, such as convenience stores, airport and shopping center kiosks and other public venues typically serviced by national or regional restaurant chains.  Kay also sells cleaning and sanitizing products to the food retail (i.e., grocery store) industry.  Kay’s products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools.  Products are sold under the “Kay” brand or the customer’s private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.  Kay’s customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

Kay employs a direct field sales force which primarily calls upon national and regional quick-service restaurant and food retail chains and franchisees, although the sales are made to distributors who supply the chain or franchisee’s units.

We believe that our Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick-service restaurant industry in the United States.  While Kay’s customer base has been growing, Kay’s business is largely dependent upon a limited number of major quick-service restaurant chains and franchisees.

Food & Beverage:  Our Food & Beverage Division addresses cleaning and sanitation at the start of the food chain to facilitate the production of products for human consumption.  The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Division also markets food irradiation services through an alliance with Ion Beam Applications (IBA).  The Food & Beverage Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.     Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by our field sales personnel.

We believe that we are one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

Textile Care: Our Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related services, to large industrial and commercial laundries.  Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries.  The Division also serves the shirt laundry market, typically comprised of smaller laundry units.  Products and services include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through independent, third-party distributors. The Division’s programs are designed to meet our customer’s need for exceptional cleaning, while extending the useful life of linen and reducing the customer’s overall operating cost.

Professional Products:  The Professional Products Division provides a broad range of janitorial and infection prevention/healthcare offerings to the janitorial and medical markets in the United States. Effective January 2004, we reorganized our businesses serving janitorial and healthcare customers by splitting the Professional Products group into two divisions, Professional Products and Healthcare.  Professional Products’ proprietary janitorial products (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily under the brand name “Airkem.”  These products are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.  Healthcare’s proprietary infection prevention/healthcare products (skin care, disinfectants and instrument sterilants) are sold primarily under the “Huntington” brand name.

Vehicle Care:  Our Vehicle Care Division provides vehicle appearance products which include soaps, polishes, wheel and tire treatments and air fresheners.  Products are sold to vehicle rental, fleet and consumer car wash and detail operations.  Brand names utilized by the Vehicle Care Division include Blue Coral®, Black Magic® and Rain-X®.

Water Care Services:  Our Water Care Services Division supplements our “Circle the Customer - Circle the Globe” strategy by offering water treatment programs that are critical to our customer base.  Water Care Services provides water and wastewater treatment products, services and systems for commercial/institutional customers (full service hotels, cruise ships, hospitals, healthcare, commercial real estate, government, and commercial laundries), food and beverage customers (dairies, meat, poultry, food processing and beverage) and other light industry.  Water Care Services works closely with the our Institutional, Textile Care and Food & Beverage Divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat wastewater.

United States Other Services Segment

The “United States Other Services” segment is comprised of two business units:  Pest Elimination and GCS Service.  In general, these businesses provide service or equipment which can augment or extend our product offering to our business customers as a part of our “Circle the Customer” approach.

Pest Elimination:  Our Pest Elimination Division provides services for the detection, elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick-service restaurant and grocery operations and other institutional and commercial customers.  These services are sold and performed by Company-employed sales and service personnel.  In addition, through our EcoSure Food Safety Management business, the Division provides customized on-site evaluations, training and quality assurance services to foodservice operations.

GCS Service:  GCS provides commercial kitchen parts and equipment repair services including parts distribution.  GCS offers these services to restaurant and other foodservice operations, while providing warranty service for equipment manufacturers.  In addition, GCS offers parts at a wholesale level to repair services companies and end users.

International Cleaning & Sanitizing Segment

The Company conducts business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of China, Israel and Venezuela, through majority-owned joint ventures with local partners.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

In general, the businesses conducted internationally are similar to those conducted in the United States, although we customize our products and services to meet unique local requirements.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations.  They are conducted in virtually all our International locations and, compared to the United States, constitute a larger portion of the overall business.  Kay also has sales in a number of International locations.  A significant portion of Kay’s International sales are to international units of United States-based quick-service restaurant chains. Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

We expanded our Pest Elimination business to the United Kingdom and the Republic of Ireland in September 2002, and to France in January 2004, through acquisitions.  In addition, we entered the hospital hygiene market in the United Kingdom by acquiring a supplier of hospital hygiene products in December 2002.  Our other businesses are conducted less extensively in our International locations.  However, in general, most of the principal businesses conducted in the United States are operated in Canada and Mexico.

International businesses are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of our International operations has historically been lower than the profitability of our businesses in the United States.  This has been due to the smaller scale of the International operations as well as the additional cost of operating in numerous and diverse foreign jurisdictions.

Additional Information

Competition:  Our business units have two significant classes of competitors.  First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale.  Second, all of our business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-user segments.

Our objective is to achieve a significant presence in each of our business markets.  In general, competition is based on service, product performance and price.  We believe we compete principally by providing superior value and differentiated products.  Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on means to lower operating costs and comply with safety, environmental and sanitation regulations. In addition, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation services to our customers and to provide that level of service to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Sales and Service: Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales and service personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs.  Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

Customers and Classes of Service:  We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although we have a diverse customer base and no customer or distributor constitutes ten percent or more of our consolidated revenues, we do have customers and independent, third-party distributors (for example, ARAMARK, Compass, Sodexho, Sysco and U.S. Foodservice), the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on the financial position of the Company.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.  We sell two classes of products which each constitute 10 percent or more of our sales.  Sales of warewashing products in 2003, 2002 and 2001 approximated 23, 23 and 26 percent, respectively, of our consolidated net sales.  In addition, through our Institutional and Textile Care businesses, we sell laundry products and services to a broad range of laundry customers.  Sales of laundry products and services in 2003, 2002 and 2001 approximated 10, 11 and 10 percent, respectively, of our consolidated net sales. Sales of our European operations are reflected in these percentages beginning in 2002.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property, including a license agreement with Henkel KGaA.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark.

Seasonality:  Overall our business does not have a significant degree of seasonality.

Working Capital:  We have invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense our cleaning and sanitizing products.  Otherwise, we have no unusual working capital requirements.  The investment in merchandising equipment is discussed under the heading “Cash Flows” located on page 28 of the Annual Report and incorporated into Item 7 hereof.

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-owned manufacturing facilities.  Some products are also produced for us by third-party contract manufacturers, including Henkel KGaA.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 14 hereof under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and public warehouses.  We use common carriers, our own delivery vehicles, and distributors.  Additional information on our plant and distribution facilities is located beginning at page 14 hereof under the heading “Properties.”

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including phosphates, silicates, alkalies, salts and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers.  When practical, we use global sourcing for production as well as for purchasing raw materials so that our operations can be shifted among locations worldwide to control product costs at globally competitive levels. Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  Most raw materials, or substitutes for those materials, used by us, with the exception of a few specialized chemicals which we manufacture, are available from several suppliers.

Research and Development:  Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products.  Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology.  Substantially all of our principal products have been developed by our research, development and engineering personnel.  At times, technology has also been licensed from third parties to develop offerings.  Note 13, entitled “Research Expenditures” located on page 44 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health.  While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses.  Among the risks are costs associated with managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if we were found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls.  Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.  Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material negative effect on our consolidated results of operations, financial condition or liquidity to date.

Pesticide Legislation:  Various federal and state environmental laws and regulations govern the manufacture and/or use of pesticides.  We manufacture and sell certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides.  We maintain approximately 400 product registrations with the United States Environmental Protection Agency (“EPA”).  Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees.  In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA.  However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State.  While the cost of complying with rules as to pesticides has not had a material adverse effect on our financial condition, liquidity or the results of our operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years.  Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,400,000 in 2003 and $2,500,000 in 2002.  Congress is evaluating legislation that would increase these fees.  Absent such a change, anticipated registration costs are not expected to significantly affect our consolidated results of operations, financial condition or liquidity.

In addition, our Pest Elimination Division applies restricted-use pesticides which it generally purchases from third parties.  That Division must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides.  Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations.  We have not experienced material difficulties in complying with these requirements.

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals, processed foods, and medical devices.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”).  The FDA has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994 that may impose additional requirements and associated costs when finalized by the FDA.  To date, such requirements have not had a material negative effect on our consolidated results of operations, financial condition or liquidity.

Other Environmental Legislation:  Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances.  The primary federal statutes that apply to our activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”).  We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles.  To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial condition or liquidity.  Our capital expenditures for environmental health and safety projects were approximately $1,800,000 for 2003 and $1,600,000 for 2002.  Approximately $3,600,000 has been budgeted globally for 2004.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at approximately 20 sites in the United States.  Additionally, we have similar liability at eight sites outside the United States.  In general, under CERCLA, we and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site.  Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

Based on an analysis of our experience with such environmental proceedings, our estimated share of all hazardous materials deposited on the sites referred to in the preceding paragraph, and our estimate of the contribution to be made by other PRPs which we believe have the financial ability to pay their shares, we have accrued our best estimate of our probable future costs relating to such known sites.  Unasserted claims are not reflected in the accrual.  In establishing accruals, potential insurance reimbursements are not included.  The accrual is not discounted.  It is not feasible to predict when the amounts accrued will be paid due to the uncertainties inherent in the environmental remediation and associated regulatory processes.

Our worldwide net expenditures for contamination remediation were approximately $500,000 in 2003 and $500,000 in 2002.  Including the ChemLawn matters described below, our worldwide accruals at December 31, 2003 for probable future remediation expenditures totaled approximately $3,900,000.  We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial condition or liquidity.  In connection with the JV Acquisition, we entered into an Environmental Agreement dated December 7, 2000 with Henkel under which Henkel agreed to indemnify us for certain environmental liabilities associated with the former JV.  As of December 31, 2003, Henkel’s earlier outstanding reimbursement obligation to us for such environmental liabilities of 108,319 euro (or approximately $116,000) was paid. In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP.  Currently there are five such locations and, at each, ChemLawn is a de minimis party.  Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991.  The accrual remaining reflects our best estimate of probable future costs.

Number of Employees:  We currently have approximately 20,800 employees.

Item 1(d) Financial Information About Geographic Areas

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on page 48 of the Annual Report, is incorporated herein by reference.

Item 1(e) Available Information

Our Internet address is www.ecolab.com.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our website at www.ecolab.com/investor as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

Executive Officers of the Company

The persons listed in the following table are our current executive officers.  Officers are elected annually.  There is no family relationship among any of the directors or executive officers, and, except as noted, no executive officer has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 1999
A. L. Schuman	69	Chairman of the Board and Chief Executive Officer	Aug. 2002 - Present

		Chairman of the Board, President and Chief Executive Officer	Mar. 2002 – Jul. 2002

		Chairman of the Board and Chief Executive Officer	Jan. 2001 - Feb. 2002

		Chairman of the Board, President and Chief Executive Officer	Jan. 2000 - Dec. 2000

		President and Chief Executive Officer	Jan. 1999 – Dec. 1999

D. M. Baker, Jr.	45	President and Chief Operating Officer	Aug. 2002 - Present

		President - Institutional Sector	Mar. 2002 – Jul. 2002

		Senior Vice President - Institutional Sector	Jan. 2001 - Feb. 2002

		Vice President and General Manager, Kay Chemical Company	Jan. 1999 - Dec. 2000

L. T. Bell	56	Senior Vice President-Law, General Counsel and Secretary	Jul. 2002 – Present

		Senior Vice President-Law and General Counsel	Jan. 2001 – Jun. 2002

		Vice President-Law and General Counsel	Jan. 1999 - Dec. 2000

S. L. Fritze	49	Executive Vice President and Chief Financial Officer	Feb. 2004 - Present

		Senior Vice President and Chief Financial Officer	Mar. 2002 - Jan. 2004

Name	Age	Office	Positions Held Since Jan. 1, 1999
		Senior Vice President - Finance and Controller	May 2001 – Feb. 2002

		Vice President and Controller	Jul. 1999 – Apr. 2001

		Vice President and Treasurer	Jan. 1999 – Jun. 1999

T. W. Handley	49	Executive Vice President-Specialty Sector	Jan. 2004 - Present

		Senior Vice President - Strategic Planning	Aug. 2003 - Dec. 2003 (1)

L. Iannuzzi	47	Executive Vice President - Europe, Africa and Middle East	Jan. 2004 to Present

		Vice President and General Manager - Europe	Jun. 2002 - Dec. 2003

		Vice President - Region West & Region South Europe	Jan. 2002 - May 2002

		Vice President Region South Europe - Henkel-Ecolab	Dec. 1999 - Dec. 2001 (2)

D. D. Lewis	57	Senior Vice President - Human Resources	Jan. 2001 - Present

		Vice President - Human Resources	Jan. 1999 - Dec. 2000

J. A. Miller	47	Executive Vice President -Institutional Sector North America	Jan. 2004 - Present

		Vice President and General Manager - Institutional	Sept. 2002 - Dec. 2003

		Institutional Vice President-Marketing North America	Oct. 2001 - Aug. 2002 (3)

S. K. Nestegard	43	Vice President-Research, Development and Engineering and Chief Technical Officer	Mar. 2003 - Present (4)

S. D. Newlin	51	President-Industrial Sector	Jul. 2003 - Present (5)

M. Nisita	63	Senior Vice President- Global Operations	Jan. 1999 - Present

Name	Age	Office	Positions Held Since Jan. 1, 1999
D. J. Schmechel	44	Vice President and Controller	Apr. 2002 - Present

		Vice President and Treasurer	Jul. 1999 - Mar. 2002

		Assistant Treasurer	Jan. 1999 - Jun. 1999

J. P. Spooner	57	President - International	Mar. 2002 - Present

		Executive Vice President- International	Dec. 2001 - Feb. 2002

		Chief Executive Officer – Henkel – Ecolab	Jan. 2001 – Nov. 2001

		Executive Vice President – International Group	Jan. 1999 – Dec. 2000

1              Prior to joining Ecolab in August, 2003, Mr. Handley was employed by the Procter & Gamble Company for 22 years in various management, marketing and executive positions including assignments in Japan and Mexico.  Mr. Handley’s last position at P&G was Vice President - Feminine Care Strategic Planning.

2              Mr. Iannuzzi joined Ecolab’s European operations in December 1999.  Prior to that, Mr. Iannuzzi was employed by O.C.E. SpA of Italy as Managing Director and General Manager.

3              From April 1998 to April 2000, Mr. Miller served as Senior Vice President and General Manager, The Minute Maid Co. (a subsidiary of  The Coca Cola Company).  In May 2000, Mr. Miller was hired as President and CEO of Busy Body, Inc., a privately held retailer of home fitness equipment in the western U.S., to remedy operations that were underperforming the owners’ expectations.  Busy Body, Inc. filed for Chapter 11 protection under federal bankruptcy laws in May 2001 and was subsequently liquidated.  Mr. Miller re-joined the Company in October 2001.

4              Prior to joining Ecolab in March 2003, Ms. Nestegard was employed by 3M Company for 20 years, most recently as Business Director of Optical Components.  Ms. Nestegard’s experience includes product and process development and technical management as Director Engineering Systems Technology Center and as Technical Director of the Electronic Products Division of 3M in Austin, Texas.

5              Prior to joining Ecolab in July 2003, Mr. Newlin was an executive with Nalco Company, a manufacturer of specialty chemicals, services and systems, where he was employed for 23 years.  Following various executive assignments, Mr. Newlin became President and a Director of Nalco Chemical Company in December 1998, and served as President, Director, Chief Operating Officer and Vice Chairman from February 2000 to June 2001.  From January 2000 to June 2001, Mr. Newlin also was Chairman of Nalco Exxon Energy Chemicals, a joint venture of Nalco and Exxon Energy Chemicals.

Item 2.  Properties

Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes.  Currently, most products sold by us are manufactured at our facilities.

Our manufacturing facilities produce chemical products or equipment for all of our businesses, although the businesses constituting the United States Other Services segment purchase the majority of their products and equipment from outside suppliers.  Our chemical production process consists primarily of blending and packaging powders and liquids and casting solids.  Our equipment manufacturing operations consist primarily of producing chemical product dispensers and ejectors and other mechanical equipment and dishwasher racks and related sundries.

The following chart profiles our main manufacturing facilities with ongoing production activities.

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

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
Hebron, OH	225,000	Liquids	Owned
Greensboro, NC	193,000	Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Cairo, IL	11,000	Liquids	Owned
Dallas, TX	24,000	Liquids, Powders	Owned
Baldwin Park, CA	14,000	Equipment	Leased
INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,300	Liquids, Powders	Owned
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,400	Liquids	Owned
Siegsdorf, GERMANY	114,000	Equipment	Owned
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Valby, DENMARK	70,000	Liquids	Owned
Shika, JAPAN	60,000	Liquids	Owned

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,200	Liquids, Powders	Owned
Cheadle (Hulme), UK	52,575	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, U.K.	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	26,900	Liquids, Powders	Owned
Dorado, PUERTO RICO	25,000	Liquids, Powders	Leased
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	22,900	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,160	Liquids, Powders	Owned
Mandras, GREECE	18,000	Liquids	Owned
Dublin, IRELAND	17,000	Liquids	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	7,600	Liquids, Powders	Owned

We believe our manufacturing facilities are in good condition and are adequate to meet our existing production needs.

Most of our manufacturing plants also serve as distribution centers.  In addition, around the world, we operate distribution centers, all of which are leased, and utilize various public warehouses to facilitate the distribution of our products and services.  In the United States, our sales and service associates are located in approximately 60 leased offices. Additional sales offices are located internationally.

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota.  The main 19-story building was constructed to our specifications and is leased through 2008.  Thereafter, it is subject to multiple renewals at our option.  The second building is also subject to a long-term lease by us and the third building is owned.  The corporate headquarters includes an employee training center.  We also own a computer center in St. Paul and a research facility located in a suburb of St. Paul.

Item 3.  Legal Proceedings

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental Considerations.”

The Company and certain of our subsidiaries are defendants in various lawsuits and claims arising out of the normal course of business.  Accruals have been established reflecting our best estimate of probable future costs relating to such matters.

The estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Forward-Looking Statements and Risk Factors found under Part I at the beginning of this Report.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies, or otherwise, during the fourth quarter of 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

All per share and number of share information in Item 5, including dividends per share in Item 5(c), reflect a two-for-one stock split paid June 6, 2003 in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003.

Item 5(a) Market Information

Our Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2003 and 2002 were as follows:

	2003		2002
Quarter	High	Low	High	Low
First	$26.00	$23.08	$23.94	$19.43
Second	$27.92	$24.21	$24.00	$21.25
Third	$26.80	$23.78	$24.51	$18.27
Fourth	$27.89	$25.15	$25.20	$20.71

The closing Common Stock price on February 27, 2004 was $27.31.

Item 5(b) Holders

On February 27, 2004, we had 4,725 holders of Common Stock of record.

Item 5(c) Dividends

We have paid Common Stock dividends for 67 consecutive years.  Quarterly cash dividends of $0.0675 per share were declared in February, May and August 2002.  Cash dividends of $0.0725 per share were declared in December 2002, and February, May and August 2003.  A dividend of $0.08 per share was declared in December 2003.

Item 5(d)  Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Number of shares purchased as part of publicly announced plans or programs(1)	(d) Maximum number of shares that may yet be purchased under the plans or programs
Month #1 (October 2003)	595,300	$26.7104	595,300	10,815,400
Month #2 (November 2003)	288,600	$26.1302	288,600	10,526,800
Month #3 (December 2003)	169,700	$27.2460	169,700	10,357,100
Total	1,053,600	$26.6377	1,053,600	10,357,100

(1)           On December 7, 2000, we announced that our Board of Directors authorized us to repurchase up to 10,000,000 shares of Common Stock in open market or privately negotiated transactions. As a part of this repurchase authorization, we announced on March 18, 2003 that we may also repurchase shares under Rule 10b5-1 of the Securities Exchange Act of 1934, during times when we ordinarily would not be in the market because of self-imposed trading blackout periods.  On October 17, 2003, we announced that our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under the aforementioned authorizations, for which no expiration dates have been established, subject to market conditions.

Item 6.  Selected Financial Data

The comparative data for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 52 and 53 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The material appearing under the heading entitled “Financial Discussion,” located on pages 20 through 51 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The material appearing under the heading entitled “Market Risk,” located on pages 29 and 30 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The financial statements and material which are an integral part of the financial statements listed under Item 15.I(1). below and located on pages 31 through 51 of the Annual Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

During the period October 1 - December 31, 2003, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Ecolab’s internal control over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Company

The biographical material regarding our directors and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located in the Proxy Statement appearing under the heading entitled “Proposal to Elect Directors,” is incorporated herein by reference.  Information regarding executive officers is presented under the heading “Executive Officers of the Company” in Part I on pages 12 through 14 hereof.

Disclosures concerning policies of our Board of Directors, corporate governance principles and corporate ethics practices, including our Code of Conduct, are available on our website at www.ecolab.com/investor/governance.  Copies of our Code of Conduct as last amended in 1995 and the Code of Ethics for Senior Officers and Finance Associates adopted in 2003, also are filed as Exhibit (99) to this Annual Report on Form 10-K, and will be mailed free of charge to any shareholder upon request to the Corporate Secretary at our headquarters in St. Paul.  We intend to promptly disclose on our website should there be any amendments to, or waivers by the Board of Directors of, the Code of Conduct or the Code of Ethics for Senior Officers and Finance Associates.

The material appearing under the heading entitled “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement is incorporated herein by reference.

The material appearing under the heading entitled “Board of Directors” located in the Proxy Statement pertaining to the identity of Audit Committee members and the designation of the “audit committee financial expert” is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The material appearing under the headings entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference.  The holdings of Henkel Chemie VmbH and HC Investments, Inc. are subject to certain limitations with respect to the Company’s voting securities as more fully described in the Company’s Proxy Statement under the heading “Stockholder Agreement,” which is incorporated herein by reference.

The material appearing under the heading “Executive Compensation” pertaining to “Equity Compensation Plan Information” located in the Proxy Statement is incorporated herein by reference.

A total of 1,311,042 shares of Common Stock held by the Company’s current directors and executive officers, some of whom may be affiliates of the Company, have been excluded from the computation of market value of the Company’s Common Stock on the cover page of this Report.  This total represents that portion of the shares reported as beneficially owned by directors and executive officers of the Company as of June 30, 2003, which are actually issued and outstanding.

Item 13.  Certain Relationships and Related Transactions

The material appearing under the heading entitled “Director Independence,” located in the Proxy Statement pertaining to “Stockholder Agreement” and “Related Party Transactions”, as well as the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company and the biographical material pertaining to Messrs. Stefan Hamelmann, Jochen Krautter and Ulrich Lehner, both located in the Proxy Statement under the heading “Proposal to Elect Directors,” are incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The material appearing under the heading entitled “Independent Auditors’ Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

I(1).                         The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

(i)            Consolidated Statement of Income for the years ended December 31, 2003, 2002 and 2001, Annual Report page 31.

(ii)           Consolidated Balance Sheet at December 31, 2003, 2002 and 2001, Annual Report page 32.

(iii)          Consolidated Statement of Cash Flows for the years ended December 31, 2003, 2002 and 2001, Annual Report page 33.

(iv)          Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001, Annual Report page 34.

(v)           Notes to Consolidated Financial Statements, Annual Report pages 35 through 50.

(vi)          Report of Independent Auditors, Annual Report page 51.

I(2).                         The following financial statement schedule to the Company’s financial statements listed in Item 15.I(1). for the years ended December 31, 2003, 2002 and 2001 located on page 32 hereof, and the Report of Independent Auditors on Financial Statement Schedule at page 30 hereof, are filed as part of this Report.

(i)            Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

All other schedules, for which provision is made in the applicable regulations of the Securities and Exchange Commission, are not required under the related instructions or are inapplicable and therefore have been omitted.  All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

II.                            The following documents are filed as exhibits to this Report.  We will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders.

(3)A.       Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to our Current Report on Form 8-K dated May 9, 2003.

B.            By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.

(4)A.       Common Stock - see Exhibits (3)A and (3)B.

B.            Form of Common Stock Certificate.

C.            (i)            Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (4) of our Current Report on Form 8-K dated February 24, 1996.

(ii)           Amendment, dated November 5, 2001 to the Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (1) of our Form 8A/A filed November 6, 2001.

D.            Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001 - Incorporated by reference to Exhibit (4) of our Current Report on Form 8-K dated November 30, 2001.

E.             Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and Bank One, NA (formerly known as The First National Bank of Chicago) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

F.             Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 - Incorporated by reference to Exhibit 4(B) of our Current Report on Form 8-K dated January 23, 2001.

G.            Form of 6.875% Note due February 2, 2011 - Incorporated by reference to Exhibit 4(c) of our Current Report on Form 8-K dated January 23, 2001.

H.            (i)            Trust Deed, dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between Ecolab Inc. and JP Morgan Chase Bank, London Branch - Incorporated by reference to Exhibit (4)H(i) of our Form 10-K Annual Report for the year ended December 31, 2001.

(ii)           Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Notes due 2007 among Ecolab Inc., JPMorgan Chase Bank, London Branch, J. P. Morgan Bank Luxembourg S.A. and others - Incorporated by reference to Exhibit (4)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2001.

Copies of other constituent instruments defining the rights of holders of our long-term debt are not filed herewith, pursuant to Section (b)(4)(iii) of Item 601 of Regulation S-K, because the aggregate amount of securities authorized under each of such instruments is less than 10% of our total assets on a consolidated basis.  We will, upon request by the Securities and Exchange Commission, furnish to the Commission a copy of each such instrument.

(10)A.     (i)            Multicurrency Credit Agreement (“Credit Agreement”) dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among Ecolab Inc., the financial institutions party thereto from time to time, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents - Incorporated by reference to Exhibit (10)A of our Current Report on Form 8-K dated January 23, 2001.

(ii)           Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997 - Incorporated by reference to Exhibit (4)B of our Form 10-Q for the quarter ended September 30, 1997.

(iii)          Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto - Incorporated by reference to Exhibit (4)B of our Form 10-Q for the quarter ended June 30, 1998.

B.            (i)            Credit Agreement (364 Day Facility) dated December 7, 2001, among Ecolab Inc., the banks parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks - Incorporated by reference to Exhibit (99)B of our Current Report on Form 8-K dated November 30, 2001.

(ii)           Amendment No. 1 to Credit Agreement (364 Day Facility) dated as of October 31, 2002, among Ecolab Inc., the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks - Incorporated by reference to Exhibit (10)B(iii) of our Form 10-K for the year ended December 31, 2002.

(iii)          Amendment No. 2 to Credit Agreement (364 Day Facility) dated as of October 30, 2003, among Ecolab Inc., the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks.

C.            Documents comprising global Commercial Paper Programs

(i)            U.S. $200,000,000 Euro-Commercial Paper Programme

(a)           Dealer Agreement dated as of 10 June 2003 among Ecolab Inc., Credit Suisse First Boston (Europe) Limited as Arranger, and Citibank International plc and Credit Suisse First Boston (Europe) Limited as

Dealers - Incorporated by reference to Exhibit (10)A(i)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)           Note Agency Agreement dated as of 10 June 2003 between Ecolab Inc. and Citibank, N.A. as Issue and Paying Agent. - Incorporated by reference to Exhibit (10)A(i)(b) our Form 10-Q for the quarter ended June 30, 2003.

(c)           Deed of Covenant made as of 10 June 2003 by Ecolab Inc. - Incorporated by reference to Exhibit (10)A(i)(c) of our Form 10-Q for the quarter ended June 30, 2003.

(ii)           U.S. $450,000,000 U.S. Commercial Paper Program

(a)           Form of Commercial Paper Dealer Agreement for 4 (2) Program.  Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc - Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)           Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent - Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

(iii)          AUD 200,000,000 Australian Commercial Paper and Medium Term Note Programme

(a)           Dealer Agreement dated as of 10 July 1998 among Ecolab Finance Pty Limited as Issuer, Citisecurities Limited as Arranger, and the Dealers Parties thereto - Incorporated by reference to Exhibit (10)A(iii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)           Guarantee and Negative Pledge made by our on 10 July 1998 - Incorporated by reference to Exhibit (10)A(iii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

(c)           Issuing and Paying Agency Agreement dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company Limited as Agent - Incorporated by reference to Exhibit (10)A(iii)(c) of our Form 10-Q for the quarter ended June 30, 2003.

(d)           MTN Program Master Note dated as of 10 July 1998 by Ecolab Finance Pty Limited - Incorporated by reference to Exhibit (10)A(iii)(d) of our Form 10-Q for the quarter ended June 30, 2003.

(e)           Registry Services Deed dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company as Registrar - Incorporated by reference to Exhibit (10)A(iii)(e) of our Form 10-Q for the quarter ended June 30, 2003.

D.            Ecolab Inc. 1993 Stock Incentive Plan, as Amended and Restated as of May 12, 2000 - Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 2002.

E.             Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

F.             (i)            1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991 - Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1990.

(ii)           Amendment to 1988 Non-Employee Director Stock Option Plan effective May 11, 2001 - Incorporated by reference to Exhibit (10)F(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

G.            (i)            1995 Non-Employee Director Stock Option Plan - Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1994.

(ii)           Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000 - Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K for the year ended December 31, 1999.

(iii)          Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001 - Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

H.            (i)            Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.  Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2001.

(ii)           Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 1, 2004.

I.              Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors.

J.             (i)            Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

(ii)           Amendment No. 1 to Ecolab Executive Death Benefits Plan - Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

(iii)          Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

K.            Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 - Incorporated by reference to Exhibit (10)K of our 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)P hereof.

L.             Ecolab Executive Financial Counseling Plan - Incorporated by reference to Exhibit (10)K of our Form 10-K Annual Report for the year ended December 31, 1992.

M.           Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.

N.            Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002 - Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

O.            Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003 - Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003.  See also Exhibit (10)P hereof.

P.             Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003.

Q.            1999 Ecolab Inc. Management Performance Incentive Plan - Incorporated by reference to Exhibit (10)O of our Form 10-K Annual Report for the year ended December 31, 1998.

R.            Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002 - Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2002.

S.             (i)            Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA - Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

(ii)           Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA-Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

(iii)          Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA-Incorporated by reference to Exhibit (10) of our Current Report on Form 8-K dated November 30, 2001.

T.            Description of Ecolab Inc. Management Incentive Plan - Incorporated by reference to Exhibit (10)R of our Form 10-K for the year ended December 31, 2001.

U.            (i)            Hiring Letter of Bruno Deschamps - Incorporated by reference to Exhibit (10)T of our Form 10-K for the year ended December 31, 2000.

(ii)           Separation Agreement between the Company and Bruno Deschamps effective March 11, 2002 - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2002.

V.            Ecolab Inc. 2002 Stock Incentive Plan - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

(13)         Those portions of our Annual Report to Stockholders for the year ended December 31, 2003 which are incorporated by reference into Parts I, II and IV hereof.

(21)         List of Subsidiaries as of February 27, 2004.

(23)         Consent of Independent Accountants at page 31 hereof is filed as a part hereof.

(24)         Powers of Attorney.

(31)         Rule 13a-14(a) Certifications.

(32)         Section 1350 Certifications.

(99)         A.            Ecolab Code of Conduct.

B.            Code of Ethics for Senior Officers and Finance Associates.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)D.	Ecolab Inc. 1993 Stock Incentive Plan.

(10)E.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)F.	1988 Non-Employee Director Stock Option Plan.

(10)G.	1995 Non-Employee Director Stock Option Plan.

(10)H.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)I.	Form of Director Indemnification Agreement.

(10)J.	Ecolab Executive Death Benefits Plan.

(10)K.	Ecolab Executive Long-Term Disability Plan.

(10)L.	Ecolab Executive Financial Counseling Plan.

(10)M.	Ecolab Supplemental Executive Retirement Plan.

(10)N.	Ecolab Mirror Savings Plan.

(10)O.	Ecolab Mirror Pension Plan.

(10)P.	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.

(10)Q.	1999 Ecolab Inc. Management Performance Incentive Plan.

(10)R.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)T.	Ecolab Management Incentive Plan.

(10)U.	Hiring Letter and Separation Agreement of Bruno Deschamps.

(10)V.	Ecolab Inc. 2002 Stock Incentive Plan.

III.           Reports on Form 8-K:

We filed one Current Report on Form 8-K during the quarter ended December 31, 2003, on October 17, 2003 to announce under Item 5 that our Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock to fund stock incentive plans and for general corporate purposes. Subsequent to December 31, 2003, we filed two Current Reports on Form 8-K, dated February 26 and February 28, 2004, to report under Item 5 the appointment of three new members of Ecolab’s Board of Directors and to report the announcement of a leadership transition plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of March, 2004.

ECOLAB INC.
(Registrant)

By	/s/ Allan L. Schuman
Allan L. Schuman
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 5th day of March, 2004.

/s/ Allan L. Schuman	Chairman of the Board and
Allan L. Schuman	Chief Executive Officer (Principal Executive Officer and Director)

/s/ Steven L. Fritze	Executive Vice President and
Steven L. Fritze	Chief Financial Officer (Principal Financial Officer)

/s/ Daniel J. Schmechel	Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/ Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for:
Douglas M. Baker, Jr., Les S. Biller, Stefan Hamelmann, Jerry A. Grundhofer, James J. Howard, William L. Jews, Joel W. Johnson, Jochen Krautter, Jerry W. Levin, Ulrich Lehner and Robert L. Lumpkins

Directors not signing: Richard U. De Schutter Beth M. Pritchard

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements referred to in our report dated February 26, 2004 appearing in the 2003 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 26, 2004

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements of Ecolab Inc. on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-26241; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; and 333-97927) of our report dated February 26, 2004 relating to the consolidated financial statements of Ecolab Inc. as of December 31, 2003, 2002 and 2001 and for the years then ended, which appears in the 2003 Annual Report to Shareholders of Ecolab Inc., which is incorporated by reference in this Annual Report on Form 10-K of Ecolab Inc. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 26, 2004 relating to the financial statement schedule of Ecolab Inc. as of December 31, 2003, 2002 and 2001 and for the years then ended, which also appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

March 5, 2004

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.

(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period

Allowance for Doubtful Accounts:

Year Ended December 31, 2003	$35,995	$18,403	$3,669	$(14,056)	$44,011

Year Ended December 31, 2002	$30,297	$17,220	$2,232	$(13,754)	$35,995

Year Ended December 31, 2001	$15,330	$10,941	$12,527	$(8,501)	$30,297

(A)          Included the effects of changes in currency translation and business acquisition, including Henkel-Ecolab in 2001

(B)           Uncollectible accounts charged off, net of recovery of accounts previously written off.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.			Document	Method of Filing

(3)	A.		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3) to our Current Report on Form 8-K dated May 9, 2003.

	B.		By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report, for the year ended December 31, 1998.

(4)	A.		Common Stock.	See Exhibits (3)A and (3)B.

	B.		Form of Common Stock Certificate.	Filed herewith electronically.

	C.	(i)	Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (4) of our Current Report on Form 8-K dated February 24, 1996.

		(ii)	Amendment, dated November 5, 2001, to the Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (1) of our Form 8A/A filed November 6, 2001.

	D.		Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (4) of our Current Report on Form 8-K dated November 30, 2001.

Exhibit No.			Document	Method of Filing
	E.		Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A. (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	F.		Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Current Report on Form 8-K dated January 23, 2001.

	G.		Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of our Current Report on Form 8-K dated January 23, 2001.

	H.	(i)	Trust Deed dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between Ecolab Inc. and JPMorgan Chase Bank, London Branch.	Incorporated by reference to Exhibit (4)H(i) of our Form 10-K Annual Report for the year ended December 31, 2001.

		(ii)	Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Note due 2007 among Ecolab Inc., JPMorgan Chase Bank, London Branch, J.P. Morgan Bank Luxembourg S.A. and others.	Incorporated by reference to Exhibit (4)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2001.

(10)	A.	(i)

Multicurrency Credit Agreement (“Credit Agreement”) dated as of September 29, 1993, as Amended and Restated as of December 13, 2000, among Ecolab Inc., the financial institutions party thereto, Citicorp USA, Inc. as Administrative Agent, Citibank International Plc, as Euro-Agent and Bank One, NA and Credit Suisse First Boston as Co-Agents.

Incorporated by reference to Exhibit (10)A of our Current Report on Form 8-K dated January 23, 2001.

Exhibit No.		Document	Method of Filing
	(ii)	Australian Dollar Local Currency Addendum to the Credit Agreement, dated October 17, 1997.	Incorporated by reference to Exhibit (4)B of our Form 10-Q for the quarter ended September 30, 1997.

(iii)

Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Finance PTY Limited, Ecolab Inc., Citibank, N.A., the Local Currency Agent named therein and the Local Currency Banks party thereto.

Incorporated by reference to Exhibit (4)B of our Form 10-Q for the quarter ended June 30, 1998.

B.	(i)	Credit Agreement (364 Day Facility) dated December 7, 2001 among Ecolab Inc., the Banks and Citicorp USA, Inc.	Incorporated by reference to Exhibit (99)B of our Form 8-K for the quarter ended November 30, 2001.

	(ii)	Amendment No. 1 to Credit Agreement (364 Day Facility) dated as of October 31, 2002, among Ecolab Inc., the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks.	Incorporated by reference to Exhibit (10)B(iii) of our Form 10-K for the year ended December 31, 2002.

	(iii)	Amendment No. 2 to Credit Agreement (364 Day Facility) dated as of October 30, 2003, among Ecolab Inc., the bank parties thereto (the “Banks”) and Citicorp USA, Inc. as Agent for the Banks.	Filed herewith electronically.

C.		Documents comprising global Commercial Paper Programs.

	(i)	U.S. $200,000,000 Euro-Commercial Paper Programme.

(a)           Dealer Agreement dated as of 10 June 2003 among Ecolab Inc., Credit Suisse First Boston (Europe) Limited as Arranger, and Citibank International plc and Credit Suisse First Boston (Europe) Limited as Dealers.

Incorporated by reference to Exhibit (10)A(i)(a) of our Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.		Document	Method of Filing
		(b) Note Agency Agreement dated as of 10 June 2003 between Ecolab Inc. and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)A(i)(b) our Form 10-Q for the quarter ended June 30, 2003.

		(c) Deed of Covenant made as of 10 June 2003 by Ecolab Inc.	Incorporated by reference to Exhibit (10)A(i)(c) of our Form 10-Q for the quarter ended June 30, 2003.

	(ii)	U.S. $450,000,000 U.S. Commercial Paper Program.

		(a) Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

	(iii)	AUD 200,000,000 Australian Commercial Paper and Medium Term Note Programme.

		(a) Dealer Agreement dated as of 10 July 1998 among Ecolab Finance Pty Limited as Issuer, Citisecurities Limited as Arranger, and the Dealers Parties thereto.	Incorporated by reference to Exhibit (10)A(iii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Guarantee and Negative Pledge made by our on 10 July 1998.	Incorporated by reference to Exhibit (10)A(iii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.		Document	Method of Filing
		(c) Issuing and Paying Agency Agreement dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company Limited as Agent.	Incorporated by reference to Exhibit (10)A(iii)(c) of our Form 10-Q for the quarter ended June 30, 2003.

		(d) MTN Program Master Note dated as of 10 July 1998 by Ecolab Finance Pty Limited.	Incorporated by reference to Exhibit (10)A(iii)(d) of our Form 10-Q for the quarter ended June 30, 2003.

		(e) Registry Services Deed dated as of 10 July 1998 between Ecolab Finance Pty Limited as Issuer and Perpetual Trustee Company as Registrar.	Incorporated by reference to Exhibit (10)A(iii)(e) of our Form 10-Q for the quarter ended June 30, 2003.

D.		Ecolab Inc. 1993 Stock Incentive Plan, as amended and restated as of May 12, 2000.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 2002.

E.		Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

F.	(i)	1988 Non-Employee Director Stock Option Plan as amended through February 23, 1991.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1990.

Exhibit No.		Document	Method of Filing
	(ii)	Amendment to 1988 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)F(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

G.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1994.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

H.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2001.

	(ii)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 1, 2004.	Filed herewith electronically.

I.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each director of Ecolab Inc.	Filed herewith electronically.

Exhibit No.		Document	Method of Filing
J.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of our 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our 10-K Annual Report for the year ended December 31, 1998.

K.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)K of our 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)P hereof.

L.		Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)K of our Form 10-K Annual Report for the year ended December 31, 1992.

M.		Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.	Filed herewith electronically.

N.		Ecolab Mirror Savings Plan, as amended and restated effective March 1, 2002.	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit No.		Document	Method of Filing
O.		Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003. See also Exhibit (10)P hereof.

P.		Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003.	Filed herewith electronically.

Q.		1999 Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O of our Form 10-K Annual Report for the year ended December 31, 1998.

R.		Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002.	Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2002.

S.	(i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

	(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

	(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Current Report on Form 8-K dated November 30, 2001.

Exhibit No.			Document	Method of Filing
	T.		Description of Ecolab Inc. Management Incentive Plan.	Incorporated by reference to Exhibit (10)R of our Form 10-K for the year ended December 31, 2001.

	U.	(i)	Hiring Letter of Bruno Deschamps.	Incorporated by reference to Exhibit (10)T of our Form 10-K for the year ended December 31, 2000.

		(ii)	Separation Agreement between Ecolab Inc. and Bruno Deschamps effective March 11, 2002.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2002.

	V.		Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2003 which are incorporated by reference into Parts I, II and IV hereof.	Filed herewith electronically.

(21)			List of Subsidiaries as of February 27, 2004.	Filed herewith electronically.

(23)			Consent of Independent Accountants at page 31 hereof is filed as a part hereof.	See page 31 hereof.

(24)			Powers of Attorney.	Filed herewith electronically.

(31)			Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)			Section 1350 Certifications.	Filed herewith electronically.

(99)	A.		Ecolab Code of Conduct.	Filed herewith electronically.

	B.		Code of Ethics for Senior Officers and Finance Associates.	Filed herewith electronically.