Form 10-Q
period 2004-03-31
ECOLAB INC
filed 2004-05-05
CIK 31462

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes   ☒      No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2004.

256,956,940 shares of common stock, par value $1.00 per share.

Table of Contents

PART I		FINANCIAL INFORMATION
	Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	Notes to Consolidated Financial Statements
	•	1.	Consolidated Financial Information
	•	2.	Stock-Based Compensation
	•	3.	Selected Balance Sheet Information
	•	4.	Financial Instruments
	•	5.	Comprehensive Income
	•	6.	Special Charges
	•	7.	Business Acquisitions and Investments
	•	8.	Net Income Per Common Share
	•	9.	Pension and Postretirement Plans
	•	10.	Operating Segments
	•	11.	Goodwill and Other Intangible Assets
	•	12.	New Accounting Pronouncements
	Report of Independent Accountants
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity
	•	Subsequent Events
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.
	Item 4. Controls and Procedures.
	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
	Item 2. Changes in Securities and Use of Proceeds.
	Item 6. Exhibits and Reports on Form 8-K.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(amounts in thousands, except per share)	2004	2003
	(unaudited)

Net sales	$979,371	$875,852

Cost of sales (including special charges (income) of ($50) & ($45) in 2004 & 2003, respectively)	474,094	430,482

Selling, general and administrative expenses	385,333	344,033

Special charges (income)	3,805	(197)

Operating income	116,139	101,534

Interest expense, net	11,173	10,703

Income before income taxes	104,966	90,831

Provision for income taxes	38,960	35,513

Net income	$66,006	$55,318

Basic net income per common share	$0.26	$0.21

Diluted net income per common share	$0.25	$0.21

Dividends declared per common share	$0.0800	$0.0725

Weighted-average common shares outstanding
Basic	257,025	260,448
Diluted	260,227	263,637

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	March 31 2004	December 31 2003
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$46,322	$85,626

Accounts receivable, net	666,105	626,002

Inventories	326,950	309,959

Deferred income taxes	76,677	75,820

Other current assets	69,224	52,933

Total current assets	1,185,278	1,150,340

Property, plant and equipment, net	773,271	736,797

Goodwill, net	907,242	797,211

Other intangible assets, net	231,325	203,859

Other assets, net	354,058	340,711

Total assets	$3,451,174	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	March 31 2004	December 31 2003
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$170,246	$70,203

Accounts payable	223,880	212,287

Compensation and benefits	183,630	190,386

Income taxes	77,536	59,829

Other current liabilities	319,801	319,237

Total current liabilities	975,093	851,942

Long-term debt	620,642	604,441

Postretirement health care and pension benefits	260,287	249,906

Other liabilities	249,496	227,203

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2004 – 256,922; December 31, 2003 – 257,417)	1,345,656	1,295,426

Total liabilities and shareholders’ equity	$3,451,174	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)

OPERATING ACTIVITIES

Net income	$66,006	$55,318

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53,309	48,504
Amortization	7,977	6,845
Deferred income taxes	1,822	(1,718)
Disposal loss	3,980	—
Special charges - asset disposals	—	(7)
Other, net	(91)	728
Changes in operating assets and liabilities:
Accounts receivable	(4,341)	(12,821)
Inventories	(5,170)	(12,593)
Other assets	(19,146)	(3,707)
Accounts payable	(2,863)	(5,576)
Other liabilities	(10,940)	(10,412)

Cash provided by operating activities	$90,543	$64,561

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(68,454)	$(46,205)
Property disposals	3,729	2,461
Capitalized software expenditures	(701)	(622)
Businesses acquired and investments in affiliates	(118,250)	(25,599)
Sale of businesses and assets	—	7,334

Cash used for investing activities	(183,676)	(62,631)

FINANCING ACTIVITIES

Net issuances of notes payable	96,754	574
Long-term debt borrowings	582	8
Long-term debt repayments	(117)	(207)
Reacquired shares	(34,876)	(9,008)
Cash dividends on common stock	(20,596)	(18,838)
Exercise of employee stock options	11,662	32,085
Other, net	(37)	(118)

Cash provided by financing activities	53,372	4,496

Effect of exchange rate changes on cash	457	923

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,304)	7,349

Cash and cash equivalents, beginning of period	85,626	49,205

Cash and cash equivalents, end of period	$46,322	$56,554

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                       Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2003 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 22, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the first quarters ended March 31, 2004 and 2003 would have been reduced to the pro forma amounts in the following table:

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                                       Stock-Based Compensation (continued)

Earnings per share data for all periods presented have been adjusted to reflect the stock split described in Note 1.

(amounts in thousands, except per share)	First Quarter Ended March 31
	2004	2003
	(unaudited)

Net income, as reported	$66,006	$55,318

Add: Stock-based employee compensation expense included in reported net income, net of tax	56	285

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,791)	(4,533)

Pro forma net income	$61,271	$51,070

Basic net income per common share
As reported	$0.26	$0.21
Pro forma	0.24	0.20

Diluted net income per common share
As reported	0.25	0.21
Pro forma	$0.24	$0.19

3.                                       Selected Balance Sheet Information

(amounts in thousands)	March 31 2004	December 31 2003
	(unaudited)

Inventories
Finished goods	$169,411	$159,633
Raw materials and parts	160,863	152,127
Excess of fifo cost over lifo cost	(3,324)	(1,801)
Total	$326,950	$309,959

Other intangible assets, net
Customer relationships	$181,711	$153,479
Intellectual property	32,535	77,793
Trademarks	59,096	52,283
Other intangibles	17,692	16,012
Total	291,034	299,567
Accumulated amortization
Customer relationships	(29,913)	(27,565)
Intellectual property	(6,346)	(45,809)
Trademarks	(10,020)	(9,313)
Other intangibles	(13,430)	(13,021)
Other intangible assets, net	$231,325	$203,859

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                                       Selected Balance Sheet Information (continued)

(amounts in thousands)	March 31 2004	December 31 2003
	(unaudited)
Shareholders’ equity
Common stock	$311,072	$310,284
Additional paid-in capital	383,564	369,015
Retained earnings	1,405,297	1,359,879
Deferred compensation, net	(317)	(410)
Accumulated other comprehensive income	28,360	4,098
Treasury stock	(782,320)	(747,440)
Total	$1,345,656	$1,295,426

Accumulated other comprehensive income as of March 31, 2004 consists of $11.7 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $40.1 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2003 consists of $12.0 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $16.1 million of cumulative translation income.

4.                                       Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company designated a portion (approximately euro 290 million as of the end of the first quarter 2004) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the Euronotes charged to shareholders’ equity were approximately $14.6 million and $17.1 million for the first quarter of 2004 and 2003, respectively.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                                       Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)

Net income	$66,006	$55,318

Foreign currency translation	24,008	34,287

Derivative instruments	254	(1,022)

Comprehensive income	$90,268	$88,583

6.                                       Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  These actions were substantially completed by December 31, 2003.  Remaining amounts accrued primarily represent contractual periodic payments to be made over time.

The first quarter of 2004 includes the reversal of $225,000 of previously accrued estimated severance and lease termination costs.  Of the $225,000 reversed for the first quarter of 2004, $50,000 is included as a component of cost of sales.

Also included in “Special Charges” is a loss related to the disposal of the grease management product line of the Institutional division of the U.S. Cleaning & Sanitizing segment of $4.0 million ($2.4 million after tax).

The first quarter of 2003 includes the reversal of $242,000 of previously accrued severance costs.

Restructuring liabilities are classified as a component of other current liabilities.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                                       Special Charges (continued)

Changes to the restructuring liability accounts include the following:

(unaudited) (amounts in thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Initial expense and accrual	$36,366	$6,180	$5,221	$47,767
Cash payments	(16,033)		(1,711)	(17,744)
Non-cash charges		(6,180)		(6,180)

Restructuring liability, December 31, 2002	20,333	—	3,510	23,843
Cash payments	(16,770)		(2,471)	(19,241)
Non-cash credits		7		7
Revisions to prior estimates	(1,352)	(7)		(1,359)
Effect of foreign currency translation	1,222		670	1,892

Restructuring liability, December 31, 2003	3,433	—	1,709	5,142
Cash payments	(1,451)		(88)	(1,539)
Revisions to prior estimates	(127)		(98)	(225)
Effect of foreign currency translation	211		116	327

Restructuring liability, March 31, 2004	$2,066	$—	$1,639	$3,705

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                                       Business Acquisitions and Investments

In January 2004, we acquired Nigiko, a Paris-based provider of commercial pest elimination services throughout France.  Nigiko pest elimination has annual sales of approximately $55 million.  These operations became part of our International Cleaning & Sanitizing operations.

In February 2004, we acquired Daydots International, a Texas-based provider of food safety products.  Daydots has annual sales of approximately $22 million.  These operations became part of our U.S. Cleaning & Sanitizing operations.

The total cash paid for acquisitions and investments in affiliates was $118.3 million and $25.6 million during the first quarter of 2004 and 2003, respectively.  This included payments of restructuring costs related to Henkel-Ecolab that were accrued in 2002.  The aggregate purchase price has been reduced for any cash or cash equivalents acquired with the acquisitions.  The allocation of the purchase price contains adjustments to preliminary allocations from prior periods, if any.

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the three months ended March 31, 2004 and 2003, and the allocation of the purchase prices, were as follows:

(unaudited) (amounts in millions)	2004	2003
Net tangible assets acquired	$(6)	$16
Identifiable intangible assets	42	10
Goodwill	82	—
Purchase price	$118	$26

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2004 were as follows:

(unaudited) (amounts in thousands)	United States			International Cleaning & Sanitizing	Consolidated
	Cleaning & Sanitizing	Other Services	Total
Balance as of December 31, 2003	$122,346	$48,929	$171,275	$625,936	$797,211
Goodwill acquired during quarter	18,629	—	18,629	63,799	82,428
Goodwill related to dispositions	(69)	—	(69)	—	(69)
Foreign currency translation	—	—	—	27,672	27,672
Balance as of March 31, 2004	$140,906	$48,929	$189,835	$717,407	$907,242

Goodwill acquired in 2004 also includes adjustments to prior year acquisitions.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                                       Business Acquisitions and Investments (continued)

Operations of the acquired companies have been included in the operations of the company since the date of the respective acquistion.  The purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  These acquisitions individually and in the aggregate are not material to the company’s operations.

In April 2004, the company sold its grease management product line to National Fire Services of Gurnee, Illinois effective March 31, 2004.  Sales of the grease management product line totaled approximately $20 million in 2003 and were included in U.S. Cleaning & Sanitizing operations.

8.                                       Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

(amounts in thousands, except per share)	First Quarter Ended March 31
	2004	2003
	(unaudited)

Net income	$66,006	$55,318

Weighted-average common shares outstanding
Basic	257,025	260,448
Effect of dilutive stock options and awards	3,202	3,189
Diluted	260,227	263,637

Net income per common share
Basic	$0.26	$0.21
Diluted	$0.25	$0.21

All share and per share data for all periods presented above have been adjusted to reflect the stock split described in Note 1.

Stock options to purchase approximately 4.7 million shares for the first quarter ended March 31, 2004 were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                                       Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the first quarter are as follows:

(unaudited) (amounts in thousands)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
	2004	2003	2004	2003	2004	2003
Service cost	$7,863	$6,611	$3,356	$2,753	$799	$736
Interest cost on benefit obligation	8,548	8,052	4,519	3,453	2,368	2,149
Expected return on plan assets	(12,540)	(10,603)	(2,784)	(2,297)	(465)	(395)
Amortization of prior service cost (benefit)	434	482	30	24	(1,424)	(1,325)
Amortization of unrecognized transition (asset)/obligation	(351)	(351)	89	117	—	—
Recognition of net actuarial loss	1,380	863	464	190	1,737	1,573
Settlements and curtailments	—	—	—	(61)	—	—

Total expense	$5,334	$5,054	$5,674	$4,179	$3,015	$2,738

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans in 2004.  As of March 31, 2004, no contributions have been made to those plans. The company is not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans for the remainder of 2004.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $2.1 million to its international pension benefit plans during the quarter ended March 31, 2004.  The company expects that it will contribute $16.9 million to the international pension benefit plans during the remainder of 2004.

10.                                 Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$430,734	$417,299
Other Services	77,775	73,329
Total	508,509	490,628
International Cleaning & Sanitizing	439,174	415,723
Effect of foreign currency translation	31,688	(30,499)
Consolidated	$979,371	$875,852

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.                                 Operating Segments (continued)

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$77,290	$69,906
Other Services	5,198	3,647
Total	82,488	73,553
International Cleaning & Sanitizing	34,949	30,580
Corporate expense	(3,755)	242
Effect of foreign currency translation	2,457	(2,841)
Consolidated	$116,139	$101,534

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2004.

Consistent with the company’s internal management reporting, corporate operating (expense) income includes income from reductions in restructuring accruals of $0.2 million in both the first quarter ended March 31, 2004 and 2003.  Corporate expense for the first quarter ended March 31, 2004 also includes a charge of $4.0 million related to the disposal of the grease management product line.

11.                                 Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter.  If circumstances change significantly within a reporting unit, the company would test it for impairment prior to the annual test for impairment.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 14 and 13 years as of March 31, 2004 and 2003, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2004 and 2003 was approximately $5.4 million and $5.0 million, respectively.  As of March 31, 2004, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.                                 Goodwill and Other Intangible Assets (continued)

(unaudited) (amounts in thousands)
2004	(Remainder: nine-month period)	$17,932
2005		22,925
2006		22,253
2007		21,907
2008		21,782

12.                                 New Accounting Pronouncements

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition.  The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”  Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements – Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company’s revenue recognition policies are consistent with this guidance; therefore, this guidance did not have an immediate impact on the company’s consolidated financial statements.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans.  The company’s U.S. Postretirement Health Care Benefits plan offers prescription drug benefits.  In accordance with FASB Staff Position No. FAS 106-1 Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Benefits, Improvement and Modernization Act of 2003, the company has elected to defer recognition of the effects of the Act and any measures of benefit cost or benefit obligation in the financial statements or accompanying notes.  Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the company to change previously reported information.  The company does not anticipate that its plan will need to be amended in order to benefit from the new legislation and expects a favorable impact on future benefit expenses and the future financial status of the plan.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2004, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of comprehensive income and shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 22, 2004

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition.  The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-Q.

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements and Risk Factors” located at the end of Part I of this report.  Additional risk factors may be described from time to time in our filings with the Securities and Exchange Commission.

Overview for the Quarter Ended March 31, 2004

In the first quarter of 2004 we were able to deliver double-digit earnings per share growth and increase cash provided by operating activities when compared to the same period in 2003.  During the quarter we saw an improvement in our sales trends and further margin expansion.  Business trends are improving in our core hospitality and foodservice markets.  We were able to offer new products to our customers and further invest in our sales-and-service force.  Our focus on process improvements and cost efficiencies contributed to our strong quarterly results, in addition to favorable currency translation and a lower effective tax rate.

Operating Performance

•                  We continued to invest in future growth during the first quarter of 2004. This included investing in our sales-and-service force as well as acquiring Nigiko (pest elimination business in France) and Daydots (a provider of food safety products).

•                  Institutional sales trends are improving as economic indicators in the hospitality and foodservice industries are showing a recovery is underway.

•                  Kay continues to find new markets, such as the food retail, fast-casual restaurant chains and movie theaters, in which to grow its business.

•                  Beginning in 2004, we separated our Healthcare business from Professional Products.  Our new Healthcare division was successful in the introduction of a new solid-based surgical instrument cleaning product.

•                  Water Care enjoyed success by focusing their sales effort on the Circle the Customer strategy.

•                  Based on recent operating data, changes at our GCS Service division are beginning to take effect as operations have improved over the fourth quarter of 2003.

•                  The ratio of total debt to capitalization was 37 percent at March 31, 2004 compared to 34 percent at December 31, 2003 due to the issuance of debt during the first quarter to finance the Nigiko acquisition.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Cash provided by operating activities for the first quarter continued to be very strong and helped us to make acquisitions, expand our research and support facilities and acquire almost $35 million of our common stock during the quarter.

•                  Currency translation had a positive impact on our financial results during the first quarter, adding approximately $3 million to net income.

•                  An improvement in our annual effective income tax rate from 39.1 percent in the first quarter of 2003 to 37.2 in 2004 added approximately $2 million to net income.

•                  Diluted net income per share was $0.25 for the first quarter of 2004, up 19 percent from $0.21 in the comparable period of 2003.  Earnings for the first quarter of 2004 include an after-tax charge of $2.4 million related to the disposal of the grease management product line.

Results of Operations - First Quarter Ended March 31, 2004

Consolidated net sales for the first quarter ended March 31, 2004 were $979 million, an increase of 12 percent over net sales of $876 million in the first quarter of last year.  Excluding acquisitions and divestitures, consolidated net sales increased 10 percent in the first quarter.  Changes in currency translation positively impacted sales growth by approximately 7 percentage points for the first quarter. Sales benefited from aggressive new account sales, successful new products and improved service initiatives.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 51.6 percent and 50.8 percent of net sales for the first quarter ended March 31, 2004 and 2003, respectively.  The increase reflects the benefits from improved business and product mix as well as cost savings initiatives.

Selling, general and administrative expenses were 39.3 percent of consolidated net sales for the first quarter of 2004 and 2003.  Selling, general and administrative expenses as a percent of sales remained constant.

Net income totaled $66 million, for the first quarter of 2004 and $55 million for the comparable period of 2003.  On a per share basis, diluted net income per common share was $0.25 for the first quarter of 2004 and increased 19 percent over diluted net income per share of $0.21 in the first quarter of 2003.  Net income for the first quarter of 2004 includes a charge of $2.4 million related to the disposal of the grease management product line.  Currency translation positively impacted net income by approximately $3 million for the first quarter of 2004.  The comparison of net income also benefited from a lower effective income tax rate in 2004.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2004 (continued)

Sales for each of our reportable segments for the quarters ended March 31, 2004 and 2003 are as follows:

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$430,734	$417,299
Other Services	77,775	73,329
Total	508,509	490,628
International Cleaning & Sanitizing	439,174	415,723
Effect of foreign currency translation	31,688	(30,499)
Consolidated	$979,371	$875,852

The following table shows the increase or growth in sales for the first quarter ended March 31, 2004 over the first quarter of 2003 by operating segment:

Percent Change First Quarter
Net Sales
United States Cleaning & Sanitizing
Institutional	5%
Kay	12
Textile Care	(6)
Professional Products	(27)
Healthcare	(4)
Water Care Services	11
Vehicle Care	(5)
Food & Beverage	3
Total United States Cleaning & Sanitizing	3%
United States Other Services
Pest Elimination	10%
GCS Service	(1)
Total United States Other Services	6%
Total United States	4%
International Cleaning & Sanitizing
Europe	6%
Asia Pacific	—
Latin America	12
Canada	—
Total International Cleaning & Sanitizing	6%
Consolidated (management rates)	5%
Consolidated (public rates)	12%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2004 (continued)

Sales of our United States Cleaning & Sanitizing operations were $431 million, an increase of 3 percent compared with sales of $417 million in the first quarter of last year.  Excluding acquisitions, sales increased 2 percent.  Sales benefited from double-digit growth in Kay and improving trends in Institutional, which were partially offset by lower sales in Professional Products due to the exit of a non-strategic business line.  The increase in sales of our Institutional division reflects our continued efforts to gain new accounts, the successful introduction of new products and the benefits of our improved service initiatives.  Institutional sales trends improved in the travel, casual dining, healthcare and government markets.  Improving trends in the hospitality and foodservice markets are also expected to help sales growth in the remainder of 2004.  Excluding the acquisition of Daydots, sales growth for Institutional was 3 percent.  Kay’s sales increase reflects solid growth in our food retail services business and to quickservice restaurants as well as the introduction of new products and programs, which are showing good results.  We expect our Kay division to gain new accounts in our existing markets while looking for new markets in which to grow the business.  Textile Care sales decreased due to soft industry demand and strong competition within the industry.  A new corporate account was added in the first quarter and is expected to help Textile Care grow modestly in the second quarter.  Sales of our Professional Products operations decreased due to the planned phase out of our janitorial equipment distribution activities.  Adjusting for this, Professional Products had modest sales growth.  Professional Products showed good corporate account growth in the first quarter that was offset by declines in the distribution activities.  Our new Healthcare division reported a sales decline versus last year due to the exit of a private label product line.  Adjusting for this, our Healthcare division had double-digit sales growth with good increases in skin care and surgical instrument care revenues.  The Healthcare division has benefited from solid-based surgical instrument cleaning products that were launched in 2003.  Our Food & Beverage operations reported a sales increase due to gains in the dairy, food, meat and poultry and soft drink markets, which were partially offset by a decrease in the agri and engineering businesses.  Our Food & Beverage division has been successful in implementing programs such as the EcoShield Food Safety Program at both new and existing corporate accounts.  Water Care Services had strong growth in most of our major markets, in particular, the food & beverage market. This growth is being driven by investing in headcount and emphasizing our “Circle the Customer” strategy.  Vehicle Care sales declined primarily due to the severe U.S. winter weather in January that could not be offset by the improved business conditions during the rest of the quarter.

Sales of our United States Other Services operations totaled $78 million for the first quarter of 2004, an increase of 6 percent over net sales of $73 million in the first quarter of last year.  Pest Elimination sales increased with good growth in core pest elimination contract services, double-digit sales growth in non-contract services, driven primarily by increases in bird work, one-shot services and the Stealth fly program and strong growth in its food safety audit business. GCS Service sales decreased slightly from last year.  An increase in direct part sales was more than offset by a decrease in service sales for the quarter.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2004 (continued)

Management rate sales for our International Cleaning & Sanitizing operations were $439 million for the first quarter of 2004, an increase of 6 percent over sales of $416 million in the comparable quarter of last year.  Excluding the effects of acquisitions, sales in this segment increased 3 percent for the first quarter.  Sales in Europe, excluding acquisitions and divestitures, increased 3 percent for the first quarter of 2004.  This increase is primarily due to successful new products and programs being partially offset by soft market conditions in Europe.  Sales for Asia Pacific were flat for the first quarter when compared to the first quarter of 2003.  Strong sales growth in Northeast Asia and New Zealand offset weak results in Japan and Australia.  Latin America sales rose for the quarter with sales increases in most countries.  The Caribbean had double-digit sales growth, with Mexico and Brazil also experiencing good growth.  Latin America sales were also impacted by Venezuela where sales were favorable when compared to the first quarter of 2003 due to the countrywide general strike in 2003.  Excluding acquisitions, Latin America sales increased 11 percent for the first quarter.  Sales in Canada were flat due to good results in Institutional being offset by weak equipment sales in Food & Beverage.

Operating income for each of our reportable segments for the quarters ended March 31, 2004 and 2003 are as follows:

	First Quarter Ended March 31
(amounts in thousands)	2004	2003
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$77,290	$69,906
Other Services	5,198	3,647
Total	82,488	73,553
International Cleaning & Sanitizing	34,949	30,580
Corporate expense	(3,755)	242
Effect of foreign currency translation	2,457	(2,841)
Consolidated	$116,139	$101,534

Operating income of our United States Cleaning & Sanitizing operations increased 11 percent over operating income in the first quarter of 2003.  Excluding acquisitions, operating income increased 10 percent in the first quarter.  The operating income margin for the U.S. Cleaning & Sanitizing segment increased to 17.9 percent of net sales from 16.8 percent in the first quarter of last year.  The increase in the operating income margin reflects a favorable business mix and cost efficiency improvements in several divisions partially offset by investments in sales force development.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2004 (continued)

First quarter 2004 operating income of our United States Other Services operations increased 43 percent from the first quarter of 2003. The operating income margin for United States Other Services increased to 6.7 percent of net sales from 5.0 percent for the first quarter of last year.  Other Services benefited from a $1.5 million patent settlement.  In addition, Pest Elimination showed profit gains while GCS Service reflected improving trends from the fourth quarter of 2003, however, they had lower sales margins compared with the first quarter of last year.

Operating income of our International Cleaning & Sanitizing operations increased 14 percent for the first quarter of 2004 at management rates, as careful management of costs leveraged sales growth.  Excluding acquisitions and divestitures, operating income increased 5 percent over the comparable quarter of last year.  The operating income margin increased to 8.0 percent of net sales in the first quarter of 2004 from 7.4 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 7.9 percent of net sales from 7.7 percent in the first quarter of last year.  Good operating income growth and margin improvement in Europe, Canada and Latin America during the first quarter ended March 31, 2004 contributed to this increase.

Corporate operating income (expense) was $(3.8) million for the first quarter of 2004 as compared to $0.2 million for the comparable quarter last year. Corporate operating expense for the first quarter ended March 31, 2004 includes a charge of $4.0 million related to the disposal of the grease management product line offset by a reduction in restructuring accruals of $0.2 million.  Corporate operating income in the first quarter of 2003 is income from the reduction in restructuring accruals.

Net interest expense totaled $11.2 million in the first quarter of 2004, an increase of 4 percent from net interest expense of $10.7 million in the first quarter of 2003.  This increase is due to the strength of the Euro against the U.S. dollar as well as additional interest incurred on new debt to finance the acquisition of Nigiko in the first quarter of 2004.

The provision for income taxes for the first quarter of 2004 reflected an effective income tax rate of 37.2 percent as compared to an effective income tax rate of 39.1 percent for 2003.  The reduction in the 2004 effective tax rate is primarily due to a lower overall international rate and tax savings efforts.

Financial Position and Liquidity

Total assets were $3.451 billion at March 31, 2004, an increase of $222 million, or 7 percent, over total assets at year-end 2003.  Approximately $66 million of the increase in assets was related to the strengthening of foreign currencies, primarily the euro.  In addition, approximately $167 million of assets (excluding cash and cash equivalents) were acquired in the first quarter through the acquisition of Nigiko and Daydots.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Total debt was $791 million at March 31, 2004, up from total debt of $675 million at year-end 2003, primarily related to the financing of the Nigiko acquisition.  The ratio of total debt to capitalization was 37 percent at March 31, 2004 compared to 34 percent at December 31, 2003 due to an increase in total debt outstanding.  We are in compliance with all of our debt covenants and have ample borrowing capacity to meet foreseeable business needs.

Cash provided by operating activities totaled $91 million and $65 million, for the first quarter of 2004 and 2003, respectively.  Operating cash flows for 2004 increased over 2003 primarily due to higher sales in the first quarter compared to the prior year.  Operating cash flow for the first quarter of 2004 was also higher due to reduced payments for bonuses and restructuring costs than in the first quarter of 2003.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2004, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and share repurchases from operating activities, cash reserves and short-term borrowings.  In the event of a significant acquisition or other significant funding need, funding may occur through additional long-term borrowing.

Subsequent Events

In March 2004, Ecolab entered into a definitive merger agreement with Alcide Corporation, a Redmond, Washington-based producer of biocidal and sanitation products that are primarily used in the dairy, meat and poultry industries. The agreement calls for a tax-free exchange in which Alcide shareholders will receive $21 per share to be paid in Ecolab shares based on a formula of Ecolab’s closing price prior to the effective date of the merger.  Alcide had approximately 2.7 million shares outstanding on November 30, 2003.  This agreement has been approved by the boards of directors of both companies, and is subject to the approval of Alcide’s shareholders and other customary closing conditions, including regulatory approvals.

In April 2004, we sold our grease management product line to National Fire Services of Gurnee, Illinois.  Sales of the grease management product line totaled approximately $20 million in 2003 and was included in our U.S. Cleaning & Sanitizing operations.  The decision during the first quarter of 2004 to exit this product line resulted in the disposal loss of $4.0 million that was recorded in the first quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We primarily use interest rate swaps and foreign currency forward contracts and foreign currency debt to manage risks generally associated with foreign exchange rate and interest rate volatility and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.  Controls and Procedures.

As of March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

During the period January 1 through March 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include improving business trends, expected strategic investments in the business, favorable liquidity, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts available to the public.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors (continued)

Risks and uncertainties that may affect operating results and business performance include: the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors and customer and vendor consolidations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials; the occurrence of capacity constraints or the loss of a key supplier; the effect of future acquisitions or divestitures or other corporate transactions; our ability to achieve plans for past acquisitions; the costs and effects of complying with (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of our products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, our exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including acts of terrorism or other hostilities which impact our markets) and, (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality, and travel industries; loss of, or changes in, executive management; our ability to continue product introductions and technological innovations; and other uncertainties or risks reported from time-to-time in our reports to the Securities and Exchange Commission.  In addition, we note that our stock price can be affected by fluctuations in quarterly earnings. There can be no assurances that our earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

(e)  Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2004	573,900	$26.9519	573,900	9,783,200
February 1-29, 2004	165,300	$27.1055	165,300	9,617,900
March 1-31, 2004	542,953	$27.5011	530,000	9,087,900
Total	1,282,153	$27.2043	1,269,200	9,087,900

(1)                 Includes brokerage commissions paid, plus the value of 12,953 shares reacquired from employees and/or directors as swaps for the cost of stock options or shares surrendered to satisfy minimum statutory tax obligations under the Company’s Stock Plans.

(2)                 On December 7, 2000, we announced that our Board of Directors authorized us to repurchase up to 10,000,000 shares of Common Stock in open market or privately negotiated transactions.  This program was concluded during the quarter.  As a part of our repurchase authorization, we announced on March 18, 2003 that we may also repurchase shares under Rule 10b5-1 of the Securities Exchange Act of 1934, during times when we ordinarily would not be in the market because of self-imposed trading blackout periods.  On October 17, 2003, we announced that our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under such authorization, for which no expiration date has been established, subject to market conditions.

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following documents are filed as exhibits to this report:

		(10)	A.	Ecolab Inc. Management Performance Incentive Plan, as amended effective February 28, 2004.

			B.	(i)	Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements:

				(ii)	Non-Statutory Stock Option Agreement.

				(iii)	Mutual Release by Allan L. Schuman and Ecolab Inc.

				(iv)	Employment Agreement (Management) dated December 19, 1994.

		(15)		Letter regarding unaudited interim financial information.

		(31)		Rule 13a-14(a) Certifications.

		(32)		Section 1350 Certifications.

	(b)	Reports on Form 8-K:

During the quarter ended March 31, 2004, we filed three Current Reports on Form 8-K:  (i) dated February 26 and February 28, 2004, to report under Item 5 the appointment of three new members of Ecolab’s Board of Directors and to report the announcement of a leadership transition plan, and (ii) dated March 11, 2004 to report under Item 5 the execution of a definitive merger agreement with Alcide Corporation of Redmond, Washington.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date:	May 5, 2004	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10)	A. Ecolab Inc. Management Performance Incentive Plan, as amended effective February 28, 2004.	Filed herewith electronically

	B. (i) Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements:	Filed herewith electronically

	(ii) Non-Statutory Stock Option Agreement	Filed herewith electronically

	(iii) Mutual Release by Allan L. Schuman and Ecolab Inc.	Filed herewith electronically

	(iv) Employment Agreement (Management) dated December 19, 1994.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a-14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Furnished herewith electronically