Form 10-Q
period 2004-06-30
ECOLAB INC
filed 2004-08-06
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes     ☒     No     ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2004.

257,440,930 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(amounts in thousands, except per share)	2004	2003
	(unaudited)

Net sales	$1,042,711	$946,735

Cost of sales	504,609	466,734

Selling, general and administrative expenses	402,487	358,783

Special charges (income)	(254)	(147)

Operating income	135,869	121,365

Interest expense, net	11,217	11,752

Income before income taxes	124,652	109,613

Provision for income taxes	46,359	42,458

Net income	$78,293	$67,155

Basic net income per common share	$0.30	$0.26

Diluted net income per common share	$0.30	$0.25

Dividends declared per common share	$0.0800	$0.0725

Weighted-average common shares outstanding
Basic	257,135	261,246
Diluted	260,905	264,553

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(amounts in thousands, except per share)	2004	2003
	(unaudited)

Net sales	$2,022,082	$1,822,587

Cost of sales	978,703	897,216

Selling, general and administrative expenses	787,820	702,816

Special charges (income)	3,551	(344)

Operating income	252,008	222,899

Interest expense, net	22,390	22,455

Income before income taxes	229,618	200,444

Provision for income taxes	85,319	77,971

Net income	$144,299	$122,473

Basic net income per common share	$0.56	$0.47

Diluted net income per common share	$0.55	$0.46

Dividends declared per common share	$0.1600	$0.145

Weighted-average common shares outstanding
Basic	257,080	260,847
Diluted	260,645	264,236

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	June 30 2004	December 31 2003
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$41,246	$85,626

Accounts receivable (net of allowance of $45,014 at June 30, 2004 and $44,011 at December 31, 2003)	676,158	626,002

Inventories	322,453	309,959

Deferred income taxes	76,359	75,820

Other current assets	64,390	52,933

Total current assets	1,180,606	1,150,340

Property, plant and equipment, net	771,963	736,797

Goodwill, net	890,937	797,211

Other intangible assets, net	228,264	203,859

Other assets, net	341,062	340,711

Total assets	$3,412,832	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	June 30 2004	December 31 2003
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$100,976	$70,203

Accounts payable	226,164	212,287

Compensation and benefits	191,496	190,386

Income taxes	48,561	59,829

Other current liabilities	342,233	319,237

Total current liabilities	909,430	851,942

Long-term debt	611,385	604,441

Postretirement health care and pension benefits	250,899	249,906

Other liabilities	246,396	227,203

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2004 - 257,441; December 31, 2003 - 257,417)	1,394,722	1,295,426

Total liabilities and shareholders’ equity	$3,412,832	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(amounts in thousands)	2004	2003
	(unaudited)

OPERATING ACTIVITIES

Net income	$144,299	$122,473

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	106,310	100,484
Amortization	16,379	13,285
Deferred income taxes	(70)	(525)
Disposal loss	3,980	—
Special charges - asset disposals	—	(7)
Other, net	(39)	1,003
Changes in operating assets and liabilities:
Accounts receivable	(29,524)	(34,798)
Inventories	(4,411)	(13,372)
Other assets	(5,513)	1,812
Accounts payable	2,316	2,044
Other liabilities	(597)	28,070

Cash provided by operating activities	$233,130	$220,469

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30
(amounts in thousands)	2004	2003
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(129,165)	$(97,604)
Property disposals	6,190	3,849
Capitalized software expenditures	(2,111)	(1,725)
Businesses acquired and investments in affiliates	(128,931)	(27,893)
Sale of businesses and assets	3,292	7,334
Cash used for investing activities	(250,725)	(116,039)

FINANCING ACTIVITIES

Net issuances (repayments) of notes payable	31,713	(62,719)
Long-term debt borrowings	2,273	16
Long-term debt repayments	(1,492)	(9,964)
Reacquired shares	(41,336)	(129,532)
Cash dividends on common stock	(41,184)	(37,740)
Exercise of employee stock options	23,081	114,454
Other, net	206	(80)

Cash used for financing activities	(26,739)	(125,565)

Effect of exchange rate changes on cash	(46)	2,502

DECREASE IN CASH AND CASH EQUIVALENTS	(44,380)	(18,633)

Cash and cash equivalents, beginning of period	85,626	49,205

Cash and cash equivalents, end of period	$41,246	$30,572

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Consolidated Financial Information

The unaudited consolidated financial information as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2003 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

With respect to the unaudited financial information of the company as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 22, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.     Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the three and six-month periods ended June 30, 2004 and 2003 would have been reduced to the pro forma amounts in the following table.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Stock-Based Compensation (continued)

	Second Quarter Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income, as reported	$78,293	$67,155	$144,299	$122,473

Add: Stock-based employee compensation expense included in reported net income, net of tax	58	428	114	713

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,705)	(4,700)	(9,496)	(9,233)

Pro forma net income	$73,646	$62,883	$134,917	$113,953

Basic net income per common share
As reported	$0.30	$0.26	$0.56	$0.47
Pro forma	0.29	0.24	0.52	0.44

Diluted net income per common share
As reported	0.30	0.25	0.55	0.46
Pro forma	$0.28	$0.24	$0.52	$0.43

3.     Selected Balance Sheet Information

(amounts in thousands)	June 30 2004	December 31 2003
	(unaudited)

Inventories
Finished goods	$161,958	$159,633
Raw materials and parts	163,886	152,127
Excess of fifo cost over lifo cost	(3,391)	(1,801)
Total	$322,453	$309,959

Other intangible assets, net
Customer relationships	$181,413	$153,479
Intellectual property	34,396	77,793
Trademarks	59,490	52,283
Other intangibles	17,506	16,012
Total	292,805	299,567

Accumulated amortization
Customer relationships	(33,353)	(27,565)
Intellectual property	(6,769)	(45,809)
Trademarks	(10,779)	(9,313)
Other intangibles	(13,640)	(13,021)
Other intangible assets, net	$228,264	$203,859

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information (continued)

(amounts in thousands)	June 30 2004	December 31 2003
	(unaudited)

Shareholders’ equity
Common stock	$311,805	$310,284
Additional paid-in capital	398,262	369,015
Retained earnings	1,463,000	1,359,879
Deferred compensation, net	(224)	(410)
Accumulated other comprehensive income	10,604	4,098
Treasury stock	(788,725)	(747,440)
Total	$1,394,722	$1,295,426

Accumulated other comprehensive income as of June 30, 2004 consists of $11.4 million of net unrealized losses primarily on financial instruments and additional minimum pension liabilities and $22.0 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2003 consists of $12.0 million of net unrealized losses primarily on financial instruments and additional minimum pension liabilities and $16.1 million of cumulative translation income.

4.     Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company designated a portion (euro 300 million as of the end of the second quarter 2004) of this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the Euronotes charged or credited to shareholders’ equity were gains of $8.7 million and losses of $26.9 million for the second quarter of 2004 and 2003, respectively, and losses of $5.9 million and $44.0 million for the first six months of 2004 and 2003, respectively.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$78,293	$67,155	$144,299	$122,473

Foreign currency translation	(18,082)	37,996	5,926	72,283

Derivative instruments, net of tax	326	(760)	580	(1,782)

Comprehensive income	$60,537	$104,391	$150,805	$192,974

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

The second quarter and six months ended June 30, 2004 includes the reversal of $270,000 and $495,000, respectively, of previously accrued estimated severance and lease termination costs.  Of the $270,000 reversed in the second quarter of 2004, $16,000 is included as a component of cost of sales. Of the $495,000 reversed in the first six months, $66,000 is included as a component of cost of sales.

Also included in “Special Charges” for the first six months of 2004 is a loss related to the disposal of a grease management product line of the Institutional division of the U.S. Cleaning & Sanitizing segment of $4.0 million ($2.4 million after tax).

Restructuring liabilities are classified as a component of other current liabilities.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Special Charges (continued)

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

Changes to the restructuring liability accounts include the following:

(unaudited) (amounts in thousands)	Employee Termination Benefits	Asset Disposals	Other	Total

Initial expense and accrual	$36,366	$6,180	$5,221	$47,767
Cash payments	(16,033)		(1,711)	(17,744)
Non-cash charges		(6,180)		(6,180)

Restructuring liability, December 31, 2002	$20,333	$—	$3,510	$23,843
Cash payments	(16,770)		(2,471)	(19,241)
Non-cash credits		7		7
Revisions to prior estimates	(1,352)	(7)		(1,359)
Effect of foreign currency translation	1,222		670	1,892

Restructuring liability, December 31, 2003	$3,433	$—	$1,709	$5,142
Cash payments	(1,451)		(88)	(1,539)
Revisions to prior estimates	(127)		(98)	(225)
Effect of foreign currency translation	211		116	327

Restructuring liability, March 31, 2004	$2,066	$—	$1,639	$3,705
Cash payments	(327)		(144)	(471)
Revisions to prior estimates	(270)			(270)
Effect of foreign currency translation	(36)		(18)	(54)

Restructuring liability, June 30, 2004	$1,433	$—	$1,477	$2,910

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Business Acquisitions and Investments

In January 2004, the company acquired Nigiko, a Paris-based provider of commercial pest elimination services throughout France.  Nigiko pest elimination has annual sales of approximately $55 million.  These operations became part of our International Cleaning & Sanitizing operations.

In February 2004, the company acquired Daydots International, a Texas-based provider of food safety products.  Daydots has annual sales of approximately $22 million.  These operations became part of our U.S. Cleaning & Sanitizing operations.

In May 2004, the company acquired Elimco, a Cape Town, South Africa-based provider of commercial pest elimination services.  Elimco has annual sales of approximately $4 million.  These operations became part of our International Cleaning & Sanitizing operations.

In June 2004, the company acquired the Restoration and Maintenance business unit of VIC International located in Knoxville, Tennessee.  This business unit has sales of approximately $5 million and will become part of our U.S. Cleaning & Sanitizing operations and our International Cleaning & Sanitizing operations.

The total cash paid for acquisitions and investments in affiliates was $10.7 million and $2.3 million during the second quarter of 2004 and 2003, respectively.  Total cash paid for acquisitions and investments in affiliates was $128.9 million and $27.9 million during the first six months of 2004 and 2003, respectively.  This included payments of restructuring costs related to Henkel-Ecolab that were accrued in 2002.  The aggregate purchase price has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made, and the allocation of the purchase prices, were as follows:

(unaudited)	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in millions)	2004	2003	2004	2003
Net tangible assets acquired	$3	$1	$(3)	$17
Identifiable intangible assets	4	—	46	10
Goodwill	4	1	86	1
Purchase price	$11	$2	$129	$28

The allocation of the purchase price contains adjustments to preliminary allocations from prior periods, if any.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2004 were as follows:

	United States
(unaudited) (amounts in thousands)	Cleaning & Sanitizing	Other Services	Total	International Cleaning & Sanitizing	Consolidated
Balance as of December 31, 2003	$122,346	$48,929	$171,275	$625,936	$797,211
Goodwill acquired during quarter	18,629	—	18,629	63,799	82,428
Goodwill related to dispositions	(69)	—	(69)	—	(69)
Foreign currency translation	—	—	—	27,672	27,672
Balance as of March 31, 2004	$140,906	$48,929	$189,835	$717,407	$907,242
Goodwill acquired during quarter	2,098	—	2,098	1,780	3,878
Foreign currency translation	—	—	—	(20,183)	(20,183)
Balance as of June 30, 2004	$143,004	$48,929	$191,933	$699,004	$890,937

Goodwill acquired in 2004 also includes adjustments to prior year acquisitions.

Operations of the acquired companies have been included in the operations of the company since the date of the respective acquisition.  The purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  These acquisitions individually and in the aggregate are not material to the company’s operations.

In April 2004, the company sold its grease management product line to National Fire Services of Gurnee, Illinois effective March 31, 2004.  Sales of the grease management product line totaled approximately $20 million in 2003 and were included in U.S. Cleaning & Sanitizing operations.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands, except per share)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$78,293	$67,155	$144,299	$122,473

Weighted-average common shares outstanding
Basic	257,135	261,246	257,080	260,847
Effect of dilutive stock options and awards	3,770	3,307	3,565	3,389
Diluted	260,905	264,553	260,645	264,236

Net income per common share
Basic	$0.30	$0.26	$0.56	$0.47
Diluted	$0.30	$0.25	$0.55	$0.46

Stock options to purchase approximately 200,000 shares for the six months ended June 30, 2004 were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the second quarter are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2004	2003	2004	2003	2004	2003
Service cost	$7,863	$6,611	$3,263	$2,899	$799	$736
Interest cost on benefit obligation	8,548	8,052	4,358	3,642	2,368	2,149
Expected return on plan assets	(12,540)	(10,603)	(2,741)	(2,428)	(465)	(395)
Amortization of prior service cost (benefit)	434	482	29	26	(1,424)	(1,325)
Amortization of unrecognized transition (asset)/obligation	(351)	(351)	81	119	—	—
Recognition of net actuarial loss	1,380	863	430	217	1,737	1,573
Settlements and curtailments	—	—	—	164	—	—

Total expense	$5,334	$5,054	$5,420	$4,639	$3,015	$2,738

The components of net periodic pension and postretirement healthcare benefit costs for the six months ended June 30 are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2004	2003	2004	2003	2004	2003
Service cost	$15,726	$13,222	$6,618	$5,652	$1,598	$1,472
Interest cost on benefit obligation	17,096	16,104	8,850	7,094	4,736	4,298
Expected return on plan assets	(25,080)	(21,206)	(5,524)	(4,725)	(930)	(790)
Amortization of prior service cost (benefit)	868	964	60	50	(2,848)	(2,650)
Amortization of unrecognized transition (asset)/obligation	(702)	(702)	166	233	—	—
Recognition of net actuarial loss	2,760	1,726	875	423	3,474	3,146
Settlements and curtailments	—	—	—	103	—	—

Total expense	$10,668	$10,108	$11,045	$8,830	$6,030	$5,476

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans in 2004.  As of June 30, 2004, no contributions have been made to those plans. The company is not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans for the remainder of 2004.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $10.7 million and $13.1 million to its international pension benefit plans during the second quarter and six months ended June 30, 2004, respectively. Currently, the company expects that it will contribute $4.7 million to the international pension benefit plans during the remainder of 2004.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$450,625	$430,901	$881,359	$848,200
Other Services	85,875	82,963	163,650	156,292
Total	536,500	513,864	1,045,009	1,004,492
International Cleaning & Sanitizing	485,819	448,744	924,993	864,467
Effect of foreign currency translation	20,392	(15,873)	52,080	(46,372)
Consolidated	$1,042,711	$946,735	$2,022,082	$1,822,587

Operating Income
United States
Cleaning & Sanitizing	$75,297	$71,943	$152,587	$141,849
Other Services	8,123	6,785	13,321	10,432
Total	83,420	78,728	165,908	152,281
International Cleaning & Sanitizing	50,049	44,524	84,998	75,104
Corporate (expense) income	270	106	(3,485)	348
Effect of foreign currency translation	2,130	(1,993)	4,587	(4,834)
Consolidated	$135,869	$121,365	$252,008	$222,899

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2004.

Consistent with the company’s internal management reporting, corporate operating income includes income from reductions in restructuring accruals of approximately $0.3 million and $0.1 million for second quarter 2004 and 2003, respectively and approximately $0.5 million and $0.3 million for the six months ended June 30, 2004 and 2003, respectively. Corporate expense for the first six months ended June 30, 2004 also includes a charge of $4.0 million related to the disposal of a grease management product line.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  As of June 30, 2004, the company has completed its annual test for goodwill impairment, including businesses reporting losses such as GCS Service.  Based on this testing, no adjustment to the carrying value of goodwill is necessary.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that results in a weighted average useful life of 14 and 12 years as of June 30, 2004 and 2003, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarter ended June 30, 2004 and 2003 was approximately $5.8 million and $4.4 million, respectively.  Total amortization expense related to other intangible assets during the six months ended June 30, 2004 and 2003 was approximately $11.2 million and $9.4 million, respectively.  As of June 30, 2004, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

Fiscal Year
Remainder 2004 (six-month period)	$11,700
2005	22,644
2006	21,919
2007	21,620
2008	21,464

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans.  The company’s U.S. Postretirement Health Care Benefits plan offers prescription drug benefits and the company expects to benefit from this legislation.  The company does not anticipate that its plan will need to be amended to obtain the benefits provided under the Act.  In accordance with the FASB’s original guidance on the accounting for the Act, the company elected to defer recognition of the effects of the Act and any measures of benefit cost or benefit obligation in the financial statements or accompanying notes.  In April 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which provided additional accounting guidance.  The company expects to begin recording the favorable benefits provided by the Act in the third quarter of 2004 consistent with this guidance and is currently considering whether to adopt the Act prospectively or retroactively to the date of this Act’s enactment.  The company has estimated an annual after-tax benefit in the range of $1.5 to $2.0 million related to the Act in 2004.

13.   Subsequent Event

On July 30, 2004, the company closed on the purchase of Alcide Corporation (NASDQ: ALCD).  Alcide is a Redmond, Washington-based producer of biocidal and sanitation products that are primarily used in the dairy, meat and poultry industries.  Pursuant to the merger agreement, a wholly-owned acquisition subsidiary of the company was merged with and into Alcide. Based on an exchange ratio of 0.6744, we will issue approximately 1,830,000 shares of Ecolab common stock plus additional cash-in-lieu of fractional shares to the former shareholders of Alcide, in exchange for 2,721,683 shares of Alcide Corporation common stock outstanding as of July 30, 2004.  In addition, Ecolab assumed certain outstanding options granted by Alcide; after adjustment for the merger, the Alcide stock options entitle 16 holders to purchase an aggregate of approximately 20,100 shares of Ecolab common stock, at adjusted prices ranging from $17.79 to $93.42.  The options expire at various times through April 30, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of June 30, 2004, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2004 and 2003, and of cash flows for the six-month periods ended June 30, 2004 and 2003.  These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of income, of comprehensive income and shareholders’ equity, and of cash flows for the year then ended (not presented herein); and in our report dated February 26, 2004, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
July 22, 2004

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

Overview for the Quarter Ended June 30, 2004

The second quarter showed another quarter of earnings gains, improved sales growth and operational improvement as diluted net income per share rose 20% to 30 cents per share.  The strong earnings performance leveraged our improving market conditions during the second quarter.  These better trends and continued margin strength from our U.S. and international businesses were bolstered by favorable currency and lower tax rate, and enabled us to outperform the industry and to gain market share.

Operating Performance

•      Second quarter sales for our United States Cleaning & Sanitizing operations rose 5% to $451 million, showing improving sales trends for every division.  Kay sales were up 16%, led by strong gains in quick-service restaurants and food retail.  Institutional sales trends are improving as economic indicators in the hospitality and foodservice industries are showing a recovery is underway.  Food & Beverage sales growth accelerated in the second quarter, increasing 6%.

•      Our United States Other Services sales increased 4% to $86 million in the second quarter.  Pest Elimination sales growth of 8% was offset by a sales decrease at GCS Service.

•      Sales of our International Cleaning & Sanitizing operations rose 8% in the second quarter when measured at fixed currency rates to $486 million.  Strong sales in Latin America and Canada were offset by slower growth in Europe and Asia Pacific.  At public currency rates, International Cleaning and Sanitizing sales increased 17%.

•      We continued to invest in future growth during the second quarter of 2004. This included investing in our sales-and-service force, research and development, information technology, as well as acquiring Elimco (pest elimination business in South Africa) and the Restoration and Maintenance business unit of VIC International.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•      Cash provided by operating activities for the second quarter continued to be strong and helped us to make acquisitions and finance other cash requirements.

•      Currency translation had a positive impact on our financial results during the second quarter, adding approximately $2.5 million to net income.  For the first six months of 2004, currency translation added $5.1 million to net income.

•      An improvement in our annual effective income tax rate from 38.9 percent for the first six months of 2003 to 37.2 in 2004 added approximately $2.1 million to net income for the second quarter and $4.0 for the first six months of 2004.

•      Diluted net income per share was $0.30 for the second quarter of 2004, up 20 percent from $0.25 in the comparable period of 2003.  For the first six months, net income per share was $0.55 in 2004 compared to $0.46 in 2003. Earnings for the first six months of 2004 include an after-tax charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.

Results of Operations - Second Quarter and Six Months Ended June 30, 2004

Consolidated net sales for the second quarter ended June 30, 2004 were $1.043 billion, an increase of 10 percent over net sales of $0.947 billion in the second quarter of last year.  For the first six months of 2004, net sales increased 11 percent to $2.022 billion from $1.823 billion in the comparable period of 2003.  Excluding acquisitions and divestitures, consolidated net sales increased 8 percent in the second quarter and 9 percent for the first six months of 2004.  Changes in currency translation positively impacted sales growth by approximately 4 percentage points for the second quarter and approximately 5 percentage points for the six months ended June 30, 2004.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 51.6 percent and 50.7 percent of net sales for the quarter ended June 30, 2004 and 2003, respectively.  For the six-month periods, the gross profit margins were 51.6 percent in 2004 and 50.8 percent in 2003.  The increase in the gross margins for the second quarter and year-to-date periods compared with the 2003 gross margins is due to the benefits of improved business and product mix as well as cost savings initiatives.

Selling, general and administrative expenses were 38.6 percent of consolidated net sales for the second quarter of 2004, an increase from 37.9 percent of net sales in the comparable quarter of last year.  For the six-month period, selling, general and administrative expenses also increased as a percentage of net sales to 39.0 percent in 2004 from 38.6 percent in 2003. This increase for the quarter and year-to-date periods is due to an increase in sales force investments, as well as higher sales commissions and incentives.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

Net income totaled $78 million for the second quarter of 2004 and $67 million for the comparable period of 2003.  On a per share basis, diluted net income per common share was $0.30 for the second quarter of 2004 and increased 20 percent over diluted net income per share of $0.25 in the second quarter of last year.  For the first six months of 2004, net income was $144 million as compared to net income of $122 million in the comparable period of last year.  Diluted net income per share increased 20 percent to $0.55 for the six months ended June 30, 2004 from $0.46 for the first six months of last year.  Net income for the first six months of 2004 includes a charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.  Currency translation benefited net income by approximately $2.5 million for the second quarter and $5.1 million for the first six months of 2004.  The comparison of net income also benefited from a lower effective tax rate in 2004.

Sales for each of our reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$450,625	$430,901	$881,359	$848,200
Other Services	85,875	82,963	163,650	156,292
Total	536,500	513,864	1,045,009	1,004,492
International Cleaning & Sanitizing	485,819	448,744	924,993	864,467
Effect of foreign currency translation	20,392	(15,873)	52,080	(46,372)
Consolidated	$1,042,711	$946,735	$2,022,082	$1,822,587

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

The following table shows the increase or growth in sales by operating segment for the second quarter ended June 30, 2004 over the second quarter of 2003 and for the six months ended June 30, 2004 over the first six months of 2003:

	Percent Change
	Second Quarter	Six Months
Net Sales
United States Cleaning & Sanitizing
Institutional	4%	4%
Kay	16	14
Textile Care	3	(1)
Professional Products	(16)	(21)
Healthcare	—	(2)
Water Care Services	13	12
Vehicle Care	(1)	(3)
Food & Beverage	6	5
Total United States Cleaning & Sanitizing	5%	4%
United States Other Services
Pest Elimination	8%	9%
GCS Service	(4)	(3)
Total United States Other Services	4%	5%
Total United States	4%	4%
International Cleaning & Sanitizing
Europe	8%	7%
Asia Pacific	5	3
Latin America	13	13
Canada	7	4
Total International Cleaning & Sanitizing	8%	7%
Consolidated (management rates)	6%	5%
Consolidated (public rates)	10%	11%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

Sales of our United States Cleaning & Sanitizing operations were $451 million, an increase of 5 percent compared with sales of $431 million in the second quarter of last year.  United States Cleaning & Sanitizing sales were $881 million for the first six months of 2004, up 4 percent over net sales of $848 million in the comparable period of last year.  Excluding acquisitions and dispositions, sales increased 4 percent and 3 percent for the quarter and six months ended June 30, 2004, respectively.  Sales benefited from double-digit growth in Kay and Water Care Services and good growth in Institutional and Food & Beverage, which were partially offset by lower sales in Professional Products due to the exit of a non-strategic business line.  The increase in sales in our Institutional division reflects an increase in new accounts, the successful introduction of new products and the benefits of our improved service initiatives.  Institutional’s results include sales increases in most market segments, particularly travel and casual dining.  Improving trends in the hospitality, foodservice and healthcare markets are also expected to help sales growth in the remainder of 2004.  Excluding the acquisition of Daydots and the disposition of a grease management product line, sales growth for Institutional was 4 percent for both the quarter and six months ended June 30, 2004.  Kay’s sales growth reflects strong growth in its food retail services business and to its core quickservice customers.  New products and programs, such as those sold to our specialty retail customers, are also showing good results.  Textile Care sales increased during the second quarter due to new corporate accounts and improved customer retention.  For the first six months of 2004, Textile Care sales growth is slightly negative as the division begins to recover from account losses in the second half of 2003.  Sales growth in corporate accounts in our Professional Products operations was offset by the planned phase down of the janitorial equipment distribution business.  The sales growth in our Healthcare division was flat for the second quarter and slightly negative for the first six months of 2004 due to the exit of a private label product line.  Adjusting for this, our Healthcare division achieved good growth in both skin care and surgical instrument care revenues.  Our Food & Beverage operations reported an increase in sales due to improved sales to the agri, dairy, soft drink, meat and poultry and food markets.  Water Care Services had strong sales growth in our major markets, especially the food and beverage market.  Our “Circle the Customer” strategy has produced new account gains as our Water Care division works with our Food & Beverage, Healthcare and Textile Care divisions to drive its sales growth.  Vehicle Care sales declined for both the quarter and year-to-date periods.  The second quarter sales were hurt by the very wet weather in May and June and the year-to-date sales were also impacted by the severe U.S. winter weather in January.

Sales of our United States Other Services operations totaled $86 million for the second quarter of 2004, an increase of 4 percent over net sales of $83 million in the second quarter of last year.  United States Other Services sales were $164 million for the first six months of 2004, an increase of 5 percent over net sales of $156 million in the comparable period of last year.  Pest Elimination sales increased with good growth in core pest elimination contract services and continuing growth in non-contract services such as one-shot services, the Stealth fly program and its food safety audit

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

business.  GCS Service sales decreased for both the second quarter and six months of 2004 as an increase in direct part sales was more than offset by a decrease in service sales.

Management rate sales for our International Cleaning & Sanitizing operations were $486 million for the second quarter of 2004, an increase of 8 percent over sales of $449 million in the comparable quarter of last year. For the first six months of 2004, sales increased 7 percent to $925 million from $864 million during the comparable period last year.  Excluding the effects of acquisitions and divestitures, sales increased 4 percent for both the second quarter and for the six-month periods ended June 30, 2004.  Sales in Europe, excluding acquisitions and divestitures, increased 3 percent for both the second quarter and first six months of 2004, primarily due to successful new product launches being partially offset by the effects of a weak European economy.  Sales growth for Asia Pacific was positive, led by strong sales growth in East Asia being offset by flat sales growth in Japan and Australia.  Latin America had double-digit sales increases in almost all countries and benefited from increased tourism as well as continued success with food retail programs.  Sales in Canada increased as trends in the hospitality industry improve and the market recovers from the impact of last year’s SARS outbreak.

Operating income for each of our reportable segments is:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)

Operating Income
United States
Cleaning & Sanitizing	$75,297	$71,943	$152,587	$141,849
Other Services	8,123	6,785	13,321	10,432
Total	83,420	78,728	165,908	152,281
International Cleaning & Sanitizing	50,049	44,524	84,998	75,104
Corporate (expense) income	270	106	(3,485)	348
Effect of foreign currency translation	2,130	(1,993)	4,587	(4,834)
Consolidated	$135,869	$121,365	$252,008	$222,899

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

Operating income of our United States Cleaning & Sanitizing operations increased 5 percent and 8 percent over operating income in the second quarter and first six months of 2003, respectively.  Excluding acquisitions and divestitures, operating income increased 3 percent and 6 percent over operating income in the second quarter and first six months of 2003, respectively.  The operating income margin for the U.S. Cleaning & Sanitizing segment was 16.7 percent of net sales in both the second quarter of 2004 and 2003 and increased to 17.3 percent of sales from 16.7 percent of net sales for the six-month period.  Operating income margin comparisons reflect a favorable business mix and cost efficiency improvements in several divisions partially offset by sales force and other investments.

Second quarter 2004 operating income of our United States Other Services operations increased 20 percent from the second quarter of last year. For the six-month period, operating income increased 28 percent from the comparable period last year.  The operating income margin for United States Other Services increased to 9.5 percent from 8.2 percent in the second quarter of last year.  For the six-month period, the operating income margin was 8.1 percent, an increase from 6.7 percent for the same period last year. Other Services benefited from a $0.6 million patent settlement in the second quarter of 2004 and $2.1 million in the first six months of 2004.  In addition, Pest Elimination showed profit gains while GCS Service showed comparatively larger operating losses for the quarter and year-to-date periods.

Operating income of our International Cleaning & Sanitizing operations increased 12 percent from the second quarter of last year.  For the first six months of 2004, operating income increased 13 percent from the comparable period of last year.  Excluding acquisitions and divestitures, operating income increased 9 percent over the comparable quarter of last year and 8 percent for the six-month period.  The operating income margin increased to 10.3 percent of net sales in the second quarter of 2004 from 9.9 percent in the comparable period of last year.  For the six-month period ended June 30, 2004, the operating income margin increased to 9.2 percent of net sales from 8.7 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 10.2 percent of net sales from 9.7 percent in the second quarter of last year and increased to 9.1 percent of net sales from 8.7 percent for the six-month period.  Profits were up across all regions and were achieved through higher sales and careful cost management.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2004 (continued)

Corporate operating income was $0.3 million for the second quarter of 2004 as compared to $0.1 million for the comparable quarter last year.  For the six-month period, corporate operating income (expense) was ($3.5) million as compared to $0.3 million for the comparable period last year.  Corporate operating expense for the first six months of 2004 includes a charge of $4.0 million related to the disposal of a grease management product line in the first quarter offset by a reduction in restructuring accruals of $0.5 million.  Corporate operating income in the first six months of 2003 is income from the reduction in restructuring accruals.

Net interest expense totaled $11.2 million in the second quarter of 2004, a decrease of 5 percent from net interest expense of $11.8 million in the second quarter of 2003.  For the six-month period, net interest expense was $22.4 million and $22.5 million in 2004 and 2003, respectively.

The provision for income taxes for the first six months of 2004 reflected an effective income tax rate of 37.2 percent as compared to an effective income tax rate of 38.9 percent for the first six months of 2003.  The reduction in the 2004 effective tax rate is primarily due to a lower international rates and tax savings efforts.

Financial Position and Liquidity

Total assets were $3.413 billion at June 30, 2004, an increase of $184 million, or 6 percent, over total assets at year-end 2003.  Approximately $15 million of the increase in assets was related to the strengthening of foreign currencies.  In addition, the net increase in assets (excluding cash and cash equivalents) acquired and disposed of was approximately $170 million for the first six months of 2004.

Total debt was $712 million at June 30, 2004, up from total debt of $675 million at year-end 2003.  The ratio of total debt to capitalization was 34 percent at June 30, 2004, unchanged from December 31, 2003 due to an increase in debt being offset by an increase in shareholders’ equity.  We are in compliance with all of our debt covenants and we believe we have ample borrowing capacity to meet foreseeable business needs.

Cash provided by operating activities totaled $233 million and $220 million, for the first six months of 2004 and 2003, respectively.  Operating cash flows for 2004 increased over 2003 primarily due to higher sales in the first six months compared to the prior year which were partially offset by increased federal tax payments in 2004 compared to 2003.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the remainder of 2004, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and planned share repurchases from operating activities, cash reserves and short-term borrowings.  In the event of a significant acquisition or other significant funding need, funding may occur through additional long-term borrowing.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Event

On July 30, 2004, we closed on the purchase of Alcide Corporation (NASDQ: ALCD).  Alcide is a Redmond, Washington-based producer of biocidal and sanitation products that are primarily used in the dairy, meat and poultry industries.  Pursuant to the merger agreement, a wholly-owned acquisition subsidiary of the company was merged with and into Alcide. Based on an exchange ratio of 0.6744, we will issue approximately 1,830,000 shares of Ecolab common stock plus additional cash-in-lieu of fractional shares to the former shareholders of Alcide, in exchange for 2,721,683 shares of Alcide Corporation common stock outstanding as of July 30, 2004.  In addition, Ecolab assumed certain outstanding options granted by Alcide; after adjustment for the merger, the Alcide stock options entitle 16 holders to purchase an aggregate of 20,100 shares of Ecolab common stock, at adjusted prices ranging from $17.79 to $93.42.  The options expire at various times through April 30, 2011.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

We primarily use interest rate swaps, foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate volatility, foreign exchange risk and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.    Controls and Procedures.

As of June 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

During the period April 1 through June 30, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, we discuss expectations regarding future performance of the company which include improving business trends, expected strategic investments in the business, favorable liquidity and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, we may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

Forward-looking statements represent challenging goals for us. As such, they are based on certain assumptions and estimates and are subject to certain risks and uncertainties.  We caution that undo reliance should not be placed on such forward-looking statements, which speak only as of the date made.  In order to comply with the terms of the safe harbor, we hereby identify important factors, which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations expressed in our forward-looking statements. These factors should be considered, together with any similar risk factors or other cautionary language, which may be made in the section of this report containing the forward-looking statement.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(e) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2004	206,555	$28.5954	180,000	8,907,900
May 1-31, 2004	13,740	$29.4764	0	8,907,900
June 1-30, 2004	4,706	$30.5931	0	8,907,900
Total	225,001	$28.6910	180,000	8,907,900

(1) Includes brokerage commissions paid, plus the value of 45,001 shares reacquired from employees and/or directors as swaps for the cost of stock options or shares surrendered to satisfy minimum statutory tax obligations under the Company’s Stock Incentive Plans.

(2) On October 17, 2003, we announced that our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under such authorization, for which no expiration date has been established, subject to market conditions.

Item 4.                    Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 7, 2004.  At the meeting, 85.5% of the outstanding shares of our voting stock were represented in person or by proxy. The first proposal voted upon was the election of five Class III Directors for a term ending at the annual meeting in 2007.  The five persons nominated by our Board of Directors received the following votes and were elected:

Name	For	Withheld
Richard U. De Schutter	216,309,569	3,861,427
William L. Jews	215,773,787	4,397,209
Joel W. Johnson	215,512,412	4,658,584
Ulrich Lehner	214,426,056	5,744,940
Beth M. Pritchard	217,471,263	2,699,733

In addition, the terms of office of the following directors continued after the meeting:  Class I Directors for a term ending in 2005 – Douglas M. Baker, Jr., Stefan Hamelmann, James J. Howard, Jerry W. Levin and Robert L. Lumpkins; Class II Directors for a term ending in 2006 – Les S. Biller, Jerry A. Grundhofer, Jochen Krautter and Allan L. Schuman.

The second proposal voted upon was to re-approve the Ecolab Inc. Management Performance Incentive Plan.  The proposal received the following votes and was approved:

For	Against	Abstain	Broker Non-Votes
213,552,001	5,473,136	1,145,859	0

The third proposal voted upon was to approve the Ecolab Stock Purchase Plan.  The proposal received the following votes and was approved:

For	Against	Abstain	Broker Non-Votes
185,567,077	15,561,897	683,423	18,358,599

The fourth proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as our registered public accounting firm for the year ending December 31, 2004.

The proposal received the following votes and was ratified:

For	Against	Abstain	Broker Non-Votes
216,377,417	3,311,460	482,119	0

Item 6.	Exhibits and Reports on Form 8-K.

	(a)	The following documents are filed as exhibits to this report:

		(10) A.	Sample forms of agreement under the Ecolab Inc. 2002 Stock Incentive Plan.

(i) Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.

(ii) Non-Statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.

		(10) B.	Sample forms of agreement under the Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.

(i) Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.

(ii) Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.

	(10) C.	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 1993 Stock Incentive Plan, as in effect for grants beginning May 14, 1993 through May 8, 1997.

	(10) D.	Sample forms of agreement under the Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(i) Master Agreement Relating to Options (as in effect through May 7, 2004).

(ii) Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.

	(15)	Letter regarding unaudited interim financial information.

	(31)	Rule 13a - 14(a) Certifications.

	(32)	Section 1350 Certifications.

(b)	Reports on Form 8-K:

During the quarter ended June 30, 2004 we furnished a Current Report dated April 22, 2004 to the SEC under Item 12 of Form 8-K to disseminate our earnings for the first quarter ended March 31, 2004.  On May 5, 2004, we filed an amendment to Form 8-K under Item 12 to report a $7,698,000 adjustment to the Consolidated Balance Sheet that accompanied our April 22, 2004 earnings release.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 6, 2004	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10) A.	Sample forms of agreement under the Ecolab Inc. 2002 Stock Incentive Plan.

	(i) Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Filed herewith electronically

	(ii) Non-Statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Filed herewith electronically

(10) B.	Sample forms of agreement under the Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.

	(i) Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Filed herewith electronically

	(ii) Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Filed herewith electronically

(10) C.	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 1993 Stock Incentive Plan, as in effect for grants beginning May 14, 1993 through May 8, 1997.	Filed herewith electronically

(10) D.	Sample forms of agreement under the Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

	(i) Master Agreement Relating to Options (as in effect through May 7, 2004).	Filed herewith electronically

	(ii) Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically