Form 10-Q
period 2004-09-30
ECOLAB INC
filed 2004-11-04
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒                                                             No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2004.

257,706,764 shares of common stock, par value $1.00 per share.

Table of Contents

PART I		FINANCIAL INFORMATION
	Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	Notes to Consolidated Financial Statements
	•	1.	Consolidated Financial Information
	•	2.	Stock-Based Compensation
	•	3.	Selected Balance Sheet Information
	•	4.	Financial Instruments
	•	5.	Comprehensive Income
	•	6.	Special Charges
	•	7.	Business Acquisitions and Investments
	•	8.	Net Income Per Common Share
	•	9.	Pension and Postretirement Plans
	•	10.	Operating Segments
	•	11.	Goodwill and Other Intangible Assets
	•	12.	New Accounting Pronouncements
	•	13.	Subsequent Events
	Report of Independent Accountants
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	•	Overview
	•	Results of Operations - Third Quarter and Nine Months Ended September 30, 2004
	•	Financial Position and Liquidity
	•	Subsequent Events
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.
	Item 4. Controls and Procedures.
	Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
	Item 6. Exhibits.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended September 30
(amounts in thousands, except per share)	2004	2003
	(unaudited)

Net sales	$1,090,316	$982,766

Cost of sales	519,669	478,163

Selling, general and administrative expenses	410,360	357,923

Special charges	1,345	1,224

Operating income	158,942	145,456

Gain on sale of equity investment	—	10,877

Interest expense, net	11,566	12,051

Income before income taxes	147,376	144,282

Provision for income taxes	52,429	56,843

Net income	$94,947	$87,439

Basic net income per common share	$0.37	$0.34

Diluted net income per common share	$0.36	$0.33

Dividends declared per common share	$0.0800	$0.0725

Weighted-average common shares outstanding
Basic	258,368	258,694
Diluted	262,252	261,609

The accompanying notes are an integral part of the consolidated financial information.

	Nine Months Ended September 30
(amounts in thousands, except per share)	2004	2003
	(unaudited)

Net sales	$3,112,398	$2,805,353

Cost of sales	1,498,372	1,375,379

Selling, general and administrative expenses	1,198,180	1,060,739

Special charges	4,896	880

Operating income	410,950	368,355

Gain on sale of equity investment	—	10,877

Interest expense, net	33,956	34,506

Income before income taxes	376,994	344,726

Provision for income taxes	137,748	134,814

Net income	$239,246	$209,912

Basic net income per common share	$0.93	$0.81

Diluted net income per common share	$0.92	$0.80

Dividends declared per common share	$0.2400	$0.2175

Weighted-average common shares outstanding
Basic	257,509	260,129
Diluted	261,240	263,378

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	September 30 2004	December 31 2003
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$72,097	$85,626

Accounts receivable (net of allowance of $44,753 at September 30, 2004 and $44,011 at December 31, 2003)	739,057	626,002

Inventories	325,951	309,959

Deferred income taxes	75,984	75,820

Other current assets	53,456	52,933

Total current assets	1,266,545	1,150,340

Property, plant and equipment, net	783,210	736,797

Goodwill, net	934,671	797,211

Other intangible assets, net	221,875	203,859

Other assets, net	343,111	340,711

Total assets	$3,549,412	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

(amounts in thousands, except per share)	September 30 2004	December 31 2003
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$83,312	$70,203

Accounts payable	251,921	212,287

Compensation and benefits	214,342	190,386

Income taxes	68,043	59,829

Other current liabilities	350,370	319,237

Total current liabilities	967,988	851,942

Long-term debt	611,378	604,441

Postretirement health care and pension benefits	254,199	249,906

Other liabilities	245,321	227,203

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: September 30, 2004 - 257,512; December 31, 2003 – 257,417)	1,470,526	1,295,426

Total liabilities and shareholders’ equity	$3,549,412	$3,228,918

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30
(amounts in thousands)	2004	2003
	(unaudited)

OPERATING ACTIVITIES

Net income	$239,246	$209,912

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	159,981	152,116
Amortization	25,218	21,391
Deferred income taxes	(140)	2,054
Gain on sale of equity investment	—	(10,877)
Disposal loss	3,980	—
Charge for in-process research and development	1,600	—
Special charges - asset disposals	—	1,665
Other, net	(717)	1,063
Changes in operating assets and liabilities:
Accounts receivable	(89,146)	(59,315)
Inventories	(9,104)	(8,681)
Other assets	(628)	18,020
Accounts payable	27,331	(5,922)
Other liabilities	59,156	77,456

Cash provided by operating activities	$416,777	$398,882

The accompanying notes are an integral part of the consolidated financial information.

	Nine Months Ended September 30
(amounts in thousands)	2004	2003
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(188,579)	$(148,649)
Property disposals	12,184	5,731
Capitalized software expenditures	(3,501)	(5,912)
Businesses acquired and investments in affiliates, net of cash acquired	(130,517)	(28,881)
Sale of businesses and assets	3,292	24,832

Cash used for investing activities	(307,121)	(152,879)

FINANCING ACTIVITIES

Net issuances (repayments) of notes payable	14,232	(83,246)
Long-term debt borrowings	3,641	16
Long-term debt repayments	(2,400)	(10,065)
Reacquired shares	(104,291)	(198,947)
Cash dividends on common stock	(61,775)	(56,643)
Exercise of employee stock options	27,982	119,525
Other, net	(564)	(129)

Cash used for financing activities	(123,175)	(229,489)

Effect of exchange rate changes on cash	(10)	1,243

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,529)	17,757

Cash and cash equivalents, beginning of period	85,626	49,205

Cash and cash equivalents, end of period	$72,097	$66,962

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                     Consolidated Financial Information

The unaudited consolidated financial information as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2003 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

With respect to the unaudited financial information of the company as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 21, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.                    Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the three and nine-month periods ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts in the following table.

	Third Quarter Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income, as reported	$94,947	$87,439	$239,246	$209,912

Add: Stock-based employee compensation expense included in reported net income, net of tax	61	171	175	884

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(4,728)	(4,395)	(14,224)	(13,628)

Pro forma net income	$90,280	$83,215	$225,197	$197,168

Basic net income per common share
As reported	$0.37	$0.34	$0.93	$0.81
Pro forma	0.35	0.32	0.87	0.76

Diluted net income per common share
As reported	0.36	0.33	0.92	0.80
Pro forma	$0.34	$0.32	$0.86	$0.75

3.                     Selected Balance Sheet Information

(amounts in thousands)	September 30 2004	December 31 2003
	(unaudited)
Inventories
Finished goods	$156,035	$159,633
Raw materials and parts	173,289	152,127
Excess of fifo cost over lifo cost	(3,373)	(1,801)
Total	$325,951	$309,959

Other intangible assets, net
Customer relationships	$175,591	$153,479
Intellectual property	37,306	77,793
Trademarks	61,814	52,283
Other intangibles	16,871	16,012
Total	291,582	299,567
Accumulated amortization
Customer relationships	(36,743)	(27,565)
Intellectual property	(7,272)	(45,809)
Trademarks	(11,756)	(9,313)
Other intangibles	(13,936)	(13,021)
Other intangible assets, net	$221,875	$203,859

(amounts in thousands)	September 30 2004	December 31 2003
	(unaudited)
Shareholders’ equity
Common stock	$313,940	$310,284
Additional paid-in capital	459,553	369,015
Retained earnings	1,537,303	1,359,879
Deferred compensation, net	(301)	(410)
Accumulated other comprehensive income	11,684	4,098
Treasury stock	(851,653)	(747,440)
Total	$1,470,526	$1,295,426

Accumulated other comprehensive income as of September 30, 2004 consists of $11.8 million of net unrealized losses primarily on financial instruments and additional minimum pension liabilities and $23.5 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2003 consists of $12.0 million of net unrealized losses primarily on financial instruments and additional minimum pension liabilities and $16.1 million of cumulative translation income.

4.                    Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company has designated this Euronote debt (euro 300 million as of the end of the third quarter 2004) as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the Euronotes charged or credited to the foreign currency translation account that is a component of shareholders’ equity were gains of $0.4 million and $24.2 million for the third quarter of 2004 and 2003, respectively, and losses of $5.5 million and $22.3 million for the first nine months of 2004 and 2003, respectively.

5.                    Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$94,947	$87,439	$239,246	$209,912

Foreign currency translation	1,506	(27,146)	7,432	45,137

Derivative instruments, net of tax	(426)	980	154	(802)

Comprehensive income	$96,027	$61,273	$246,832	$254,247

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

The third quarter and nine months ended September 30, 2004 include the reversal of $255,000 and $750,000, respectively, of previously accrued estimated severance and lease termination costs.  Of the $750,000 reversed in the first nine months, $66,000 is included as a component of cost of sales.  The three- and nine-month periods ended September 30, 2003 include the reversal of $448,000 and $837,000, respectively, of previously accrued severance cost.  Of the $837,000 reversed for the nine-month period ended September 30, 2003, $45,000 is included as a component of cost of sales.

Also included in “Special Charges” for the third quarter and nine months ended September 30, 2004 is $1.6 million of in-process research and development charges related to the Alcide acquisition.  These charges include the portion of the purchase price assigned to research and development projects not yet completed at the date of acquisition and which have no alternative future use.  For the first nine months of 2004 “Special Charges” also includes a loss related to the disposal of a grease management product line of the Institutional division of the U.S. Cleaning & Sanitizing segment of $4.0 million ($2.4 million after tax).  For the three- and nine month periods ended September 30, 2003, “Special Charges” also includes $1.7 million of expense related to a change in the amount of goodwill allocated to the Darenas business sold in 2003.

Restructuring liabilities are classified as a component of other current liabilities.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

Changes to the restructuring liability accounts include the following:

	Employee Termination Benefits	Asset Disposals	Other	Total
(unaudited)
(amounts in thousands)
Initial expense and accrual	$36,366	$6,180	$5,221	$47,767
Cash payments	(16,033)		(1,711)	(17,744)
Non-cash charges		(6,180)		(6,180)
Restructuring liability, December 31, 2002	$20,333	$—	$3,510	$23,843
Cash payments	(16,770)		(2,471)	(19,241)
Non-cash credits		7		7
Revisions to prior estimates	(1,352)	(7)		(1,359)
Effect of foreign currency translation	1,222		670	1,892
Restructuring liability, December 31, 2003	$3,433	$—	$1,709	$5,142
Cash payments	(1,451)		(88)	(1,539)
Revisions to prior estimates	(127)		(98)	(225)
Effect of foreign currency translation	211		116	327
Restructuring liability, March 31, 2004	$2,066	$—	$1,639	$3,705
Cash payments	(327)		(144)	(471)
Revisions to prior estimates	(270)			(270)
Effect of foreign currency translation	(36)		(18)	(54)
Restructuring liability, June 30, 2004	$1,433	$—	$1,477	$2,910
Cash payments	(146)		(44)	(190)
Revisions to prior estimates	—		(255)	(255)
Effect of foreign currency translation	(4)		(3)	(7)
Restructuring liability, September 30, 2004	$1,283	$—	$1,175	$2,458

7.                    Business Acquisitions and Investments

In January 2004, the company acquired Nigiko, a Paris-based provider of commercial pest elimination services throughout France.  Nigiko pest elimination has annual sales of approximately $55 million.  These operations became part of the company’s International Cleaning & Sanitizing operations.

In February 2004, the company acquired Daydots International, a Texas-based provider of food safety products.  Daydots has annual sales of approximately $22 million.  These operations became part of the company’s U.S. Cleaning & Sanitizing operations.

In May 2004, the company acquired Elimco, a Cape Town, South Africa-based provider of commercial pest elimination services.  Elimco has annual sales of approximately $4 million.  These operations became part of the company’s International Cleaning & Sanitizing operations.

In June 2004, the company acquired the Restoration and Maintenance business unit of VIC International located in Knoxville, Tennessee.  This business unit has sales of approximately $5 million and became part of the company’s U.S. Cleaning & Sanitizing operations and the company’s International Cleaning & Sanitizing operations.

In July 2004, the company acquired Alcide Corporation, a Redmond, Washington-based producer of biocidal and sanitation products that are primarily used in the dairy, meat and poultry industries.  Alcide has annual sales of approximately $22 million.  These operations became part of the company’s U.S. Cleaning & Sanitizing operations.

The total cash paid for acquisitions and investments in affiliates was $1.6 million during the third quarter of 2004.  In addition, 1,834,759 shares of common stock were issued with a market value of $57.1 million in the Alcide acquisition plus $23,000 of cash in-lieu of fractional shares during the third quarter of 2004.  Total cash paid for acquisitions and investments in affiliates was $1.0 million during the third quarter of 2003.  During the first nine months of 2004, total cash paid for acquisitions and investments in affiliates, net of cash acquired, was $130.5 million plus common stock issued with a market value of approximately $57.1 million.  Total cash paid for acquisitions and investments in affiliates was $28.9 million during the first nine months of 2003.  This included payments of restructuring costs related to Henkel-Ecolab that were accrued in 2002.  The aggregate purchase price has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made, and the allocation of the purchase prices, were as follows:

(unaudited)	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in millions)	2004	2003	2004	2003
Net tangible assets acquired	$14	$1	$11	$18
Identifiable intangible assets	(2)	—	44	10
In-process research & development	2	—	2	—
Goodwill	45	—	131	1
Purchase price	$59	$1	$188	$29

The allocation of the purchase price includes adjustments to preliminary allocations from prior periods, if any.  In the third quarter 2004 the company finalized its purchase accounting valuation of identifiable intangibles in the Nigiko acquisition which resulted in a decrease in identifiable intangible assets of $7.9 million and a corresponding increase in goodwill. In the third quarter of 2004, the company recorded a charge of $1.6 million for in-process research & development as part of the allocation of purchase price in the Alcide acquisition.

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2004 were as follows:

	United States			International
(unaudited) (amounts in thousands)	Cleaning & Sanitizing	Other Services	Total	Cleaning & Sanitizing	Consolidated
Balance as of December 31, 2003	$122,346	$48,929	$171,275	$625,936	$797,211
Goodwill acquired during quarter	18,629	—	18,629	63,799	82,428
Goodwill related to dispositions	(69)	—	(69)	—	(69)
Foreign currency translation	—	—	—	27,672	27,672
Balance as of March 31, 2004	$140,906	$48,929	$189,835	$717,407	$907,242
Goodwill acquired during quarter	2,098	—	2,098	1,780	3,878
Foreign currency translation	—	—	—	(20,183)	(20,183)
Balance as of June 30, 2004	$143,004	$48,929	$191,933	$699,004	$890,937
Goodwill acquired during quarter	34,075	—	34,075	10,776	44,851
Foreign currency translation	—	—	—	(1,117)	(1,117)
Balance as of September 30, 2004	$177,079	$48,929	$226,008	$708,663	$934,671

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

In April 2004, the company sold its grease management product line to National Fire Services of Gurnee, Illinois effective March 31, 2004.  Sales of the grease management product line totaled approximately $20 million in 2003 and were included in the company’s U.S. Cleaning & Sanitizing operations.

8.                    Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

(amounts in thousands,	Third Quarter Ended September 30		Nine Months Ended September 30
except per share)	2004	2003	2004	2003
	(unaudited)		(unaudited)

Net income	$94,947	$87,439	$239,246	$209,912

Weighted-average common shares outstanding
Basic	258,368	258,694	257,509	260,129
Effect of dilutive stock options and awards	3,884	2,915	3,731	3,249
Diluted	262,252	261,609	261,240	263,378

Net income per common share
Basic	$0.37	$0.34	$0.93	$0.81
Diluted	$0.36	$0.33	$0.92	$0.80

Stock options to purchase approximately 84,000 shares and 330,000 shares for the quarter and nine months ended September 30, 2004, respectively, were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.  Stock options to purchase approximately 185,000 shares for both the third quarter and nine months ended September 30, 2003 were not dilutive and, therefore, were not included in the computations of diluted common shares outstanding.

9.                    Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the third quarter are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2004	2003	2004	2003	2004	2003
Service cost	$7,863	$6,611	$3,258	$2,989	$795	$736
Interest cost on benefit obligation	8,548	8,052	4,405	3,755	2,152	2,149
Expected return on plan assets	(12,540)	(10,603)	(2,852)	(2,512)	(457)	(395)
Amortization of prior service cost (benefit)	434	482	29	29	(1,424)	(1,325)
Amortization of unrecognized transition (asset)/obligation	(351)	(351)	86	127	—	—
Recognition of net actuarial loss	1,380	863	449	206	1,117	1,573

Total expense	$5,334	$5,054	$5,375	$4,594	$2,183	$2,738

The components of net periodic pension and postretirement healthcare benefit costs for the nine months ended September 30 are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2004	2003	2004	2003	2004	2003
Service cost	$23,589	$19,833	$9,876	$8,641	$2,393	$2,208
Interest cost on benefit obligation	25,644	24,156	13,255	10,849	6,888	6,447
Expected return on plan assets	(37,620)	(31,809)	(8,376)	(7,237)	(1,387)	(1,185)
Amortization of prior service cost (benefit)	1,302	1,446	89	79	(4,272)	(3,975)
Amortization of unrecognized transition (asset)/obligation	(1,053)	(1,053)	252	360	—	—
Recognition of net actuarial loss	4,140	2,589	1,324	629	4,591	4,719
Settlements and curtailments	—	—	—	103	—	—

Total expense	$16,002	$15,162	$16,420	$13,424	$8,213	$8,214

The company previously disclosed in its financial statements for the year ended December 31, 2003, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans in 2004.  As of September 30, 2004, no contributions have been made to those plans. Subsequent to September 30, 2004, the company made a contribution to the U.S. pension plan of $25 million.  The company is considering making an additional contribution to the U.S. pension plan in the fourth quarter of 2004 depending on business and market conditions.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $2.0 million and $15.1 million to its international pension benefit plans during the third quarter and nine months ended September 30, 2004, respectively, a portion of which was discretionary. Currently, the company expects that it will contribute $2.7 million to the international pension benefit plans during the remainder of 2004.

10.              Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$478,464	$444,791	$1,359,823	$1,292,991
Other Services	89,157	83,497	252,807	239,789
Total	567,621	528,288	1,612,630	1,532,780
International Cleaning & Sanitizing	497,717	460,371	1,422,710	1,324,838
Effect of foreign currency translation	24,978	(5,893)	77,058	(52,265)
Consolidated	$1,090,316	$982,766	$3,112,398	$2,805,353

Operating Income
United States
Cleaning & Sanitizing	$86,443	$82,472	$239,030	$224,321
Other Services	6,697	8,755	20,018	19,187
Total	93,140	91,227	259,048	243,508
International Cleaning & Sanitizing	64,020	56,772	149,018	131,876
Corporate (expense) income	(1,345)	(1,184)	(4,830)	(836)
Effect of foreign currency translation	3,127	(1,359)	7,714	(6,193)
Consolidated	$158,942	$145,456	$410,950	$368,355

The International Cleaning & Sanitizing amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2004.

Consistent with the company’s internal management reporting, corporate operating income includes income from reductions in restructuring accruals of approximately $0.3 million and $0.5 million for third quarter 2004 and 2003, respectively and approximately $0.8 million for both the nine months ended September 30, 2004 and 2003. Corporate expense for the third quarter and nine months ended September 30, 2004 also includes a charge of $1.6 million for in-process research and development recorded as part of the allocation of purchase price in the Alcide acquisition.  For the first nine months ended September 30, 2004 corporate expense also includes a charge of $4.0 million related to the disposal of a grease management product line.  For the third quarter and nine months ended September 30, 2003, corporate expense includes a charge of $1.7 million related to a change in the amount of goodwill allocated to a business sold in 2003.

11.              Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company has completed its annual 2004 test for goodwill impairment, including businesses reporting losses such as GCS Service.  Based on this testing, no adjustment to the carrying value of goodwill is necessary.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives that results in a weighted average useful life of 13 and 12 years as of September 30, 2004 and 2003, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarter ended September 30, 2004 and 2003 was approximately $5.1 million and $6.5 million, respectively.  Total amortization expense related to other intangible assets during the nine months ended September 30, 2004 and 2003 was approximately $16.3 million and $15.9 million, respectively.  As of September 30, 2004, future estimated amortization expense related to amortizable other identifiable intangible assets will be (amounts in thousands):

Fiscal Year
Remainder 2004 (three-month period)	$5,775
2005	23,646
2006	22,113
2007	22,032
2008	21,992

12.              New Accounting Pronouncements

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans.  The company’s U.S. Postretirement Health Care Benefits plan offers prescription drug benefits and the company will benefit from this legislation.  The company does not anticipate that its plan will need to be amended to obtain the benefits provided under the Act.  In accordance with the FASB’s original guidance on the accounting for the Act, the company elected to defer recognition of the effects of the Act and any measures of benefit cost or benefit obligation in the financial statements or accompanying notes.  In April 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 which provided additional accounting guidance.  The company began recording the favorable benefits provided by the Act in the third quarter of 2004 using the prospective transition method consistent with this guidance.  The annual after-tax benefit for 2004 is approximately $1.0 million.  The company recorded approximately $0.5 million of this amount in the third quarter of 2004 and expects to record the remaining $0.5 million in the fourth quarter of 2004. The impact of the Act is estimated to be a reduction on the postretirement benefit obligation of approximately $15 million.

13.              Subsequent Events

The company believes it will benefit from the recently signed tax legislation, American Jobs Creation Act of 2004.  The company expects to benefit from the special deduction for qualified domestic production activities with a modest benefit beginning in 2005.  The company is currently studying the impact of the one-time foreign dividend provisions and currently has no expectations of the benefits of these provisions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of September 30, 2004, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2004 and 2003, and of cash flows for the nine-month periods ended September 30, 2004 and 2003.  These interim financial statements are the responsibility of the Company’s management.

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

October 21, 2004

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

Overview for the Quarter Ended September 30, 2004

The three months ending September 30, 2004 showed another quarter of sales growth and operational improvement causing diluted net income per share to rise 9 percent to $0.36 per share.  The strong earnings performance leveraged continued growth in domestic and international businesses as well as favorable currency translation and income tax rates.

Operating Performance

•                  Third quarter sales for our United States Cleaning & Sanitizing operations rose 8 percent to $478 million, showing improving sales trends for almost every division.  Kay sales were up 20 percent, led by strong gains in quick-service restaurants and food retail.  Institutional also showed improving sales trends in most customer end markets.

•                  Our United States Other Services sales increased 7 percent to $89 million in the third quarter.  Pest Elimination had sales growth of 9 percent while sales increased 2 percent at GCS Service.

•                  Sales of our International Cleaning & Sanitizing operations rose 8 percent in the third quarter when measured at fixed currency rates to $498 million.  Latin America and Asia Pacific showed strong sales growth while sales in Europe grew modestly.  At public currency rates, International Cleaning & Sanitizing sales increased 15 percent.

•                  We continued to invest in future growth during the third quarter of 2004. This included investing in our sales-and-service force, research and development, information technology, as well as acquiring Alcide Corporation (a producer of biocidal and sanitation products that are primarily used in the dairy, meat and poultry industries).

Financial Performance

•                  Cash provided by operating activities for the third quarter continued to be strong and helped us to repurchase approximately 2 million shares, make acquisitions and finance other cash requirements.

•                  Currency translation had a positive impact on our financial results during the third quarter, adding approximately $2.8 million to net income.  For the first nine months of 2004, currency translation added $7.9 million to net income.

•                  Improvement in our annual effective income tax rate added approximately $2.8 million to net income for the third quarter and $7.3 million for the first nine months of 2004.

•                  Diluted net income per share was $0.36 for the third quarter of 2004, up 9 percent from $0.33 in the comparable period of 2003.  For the first nine months, net income per share was $0.92 in 2004 compared to $0.80 in 2003. Earnings for the third quarter of 2004 include a favorable tax benefit of $1.9 million related to prior periods and a charge of $1.6 million for in-process research and development related to our acquisition of Alcide Corp.  Earnings for the first nine months of 2004 also include an after-tax charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.  The third quarter and first nine months of 2003 include a charge of $1.7 million related to a change in the amount of goodwill allocated to a business sold in 2003 and a gain on the sale of an equity investment of $6.2 million after tax.

Results of Operations - Third Quarter and Nine Months Ended September 30, 2004

Consolidated net sales for the third quarter ended September 30, 2004 were $1.090 billion, an increase of 11 percent over net sales of $0.983 billion in the third quarter of last year.  For the first nine months of 2004, net sales increased 11 percent to $3.112 billion from $2.805 billion in the comparable period of 2003.  Excluding acquisitions and divestitures, consolidated net sales increased 9 percent for both the third quarter and the first nine months of 2004.  Changes in currency translation positively impacted sales growth by approximately 3 percentage points for the third quarter and approximately 5 percentage points for the nine months ended September 30, 2004.

The gross profit margins (the difference between net sales less cost of sales divided by net sales) were 52.3 percent and 51.3 percent of net sales for the quarters ended September 30, 2004 and 2003, respectively. For the nine-month periods, the gross profit margins were 51.9 percent in 2004 and 51.0 percent in 2003.  The increase in the gross margins for the third quarter and year-to-date periods compared with the 2003 gross profit margins is principally due to the benefits of cost savings initiatives, improved business and product mix and favorable raw material prices.

Selling, general and administrative expenses were 37.6 percent of consolidated net sales for the third quarter of 2004, an increase from 36.4 percent of net sales in the comparable quarter of last year.  For the nine-month period, selling, general and administrative expenses also increased as a percentage of net sales to 38.5 percent in 2004 from 37.8 percent in 2003. This increase for the quarter and year-to-date periods is principally due to investments in the sales and service force as well as, research and development, information technology, acquisitions and higher sales commissions and incentives.

Net income totaled $95 million for the third quarter of 2004 and $87 million for the comparable period of 2003.  On a per share basis, diluted net income per common share was $0.36 for the third quarter of 2004 and increased 9 percent over diluted net income per share of $0.33 in the third quarter of last year.  For the first nine months of 2004, net income was $239 million as compared to net income of $210 million in the comparable period of last year.  Diluted net income per share increased 15 percent to $0.92 for the nine months ended September 30, 2004 from $0.80 for the first nine months of last year.  Net income for third quarter 2004 includes a favorable tax benefit of $1.9 million related to prior periods and a charge of $1.6 million for in-process research and development related to the Alcide acquisition.  Net income for the first nine months of 2004 also includes an after-tax charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.  For the third quarter and nine months ended September 30, 2004, net income included $0.3 million and $0.5 million, respectively, of reductions in previously recorded restructuring expenses (after tax) recorded as special charges.  The financial results for the third quarter and first nine months of 2003 included a gain on the sale of an equity investment of $6.2 million after tax in special charges.  Net income also included approximately $1.7 million of expense related to a change in the amount of goodwill allocated to a business sold in 2003.  For the third quarter and nine months ended September 30, 2003, net income also included $0.3 million and $0.5 million, respectively, of reductions in previously recorded restructuring expenses (after tax) recorded as special charges.  Currency translation benefited net income by approximately $2.8 million for the third quarter and $7.9 million for the first nine months of 2004.  The comparison of net income also benefited from a lower effective tax rate in 2004.

Sales for each of our reportable segments are as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$478,464	$444,791	$1,359,823	$1,292,991
Other Services	89,157	83,497	252,807	239,789
Total	567,621	528,288	1,612,630	1,532,780
International Cleaning & Sanitizing	497,717	460,371	1,422,710	1,324,838
Effect of foreign currency translation	24,978	(5,893)	77,058	(52,265)
Consolidated	$1,090,316	$982,766	$3,112,398	$2,805,353

The following table shows the increase or growth in sales by operating segment for the third quarter ended September 30, 2004 over the third quarter of 2003 and for the nine months ended September 30, 2004 over the first nine months of 2003:

	Percent Change
	Third Quarter	Nine Months
Net Sales
United States Cleaning & Sanitizing
Institutional	6%	5%
Kay	20	16
Textile Care	12	3
Professional Products	(18)	(20)
Healthcare	13	3
Water Care Services	6	10
Vehicle Care	(3)	(3)
Food & Beverage	12	7
Total United States Cleaning & Sanitizing	8%	5%
United States Other Services
Pest Elimination	9%	9%
GCS Service	2	(1)
Total United States Other Services	7%	5%
Total United States	7%	5%
International Cleaning & Sanitizing
Europe	8%	7%
Asia Pacific	9	5
Latin America	12	12
Canada	6	4
Total International Cleaning & Sanitizing	8%	7%
Consolidated (management rates)	8%	6%
Consolidated (public rates)	11%	11%

Sales of our United States Cleaning & Sanitizing operations for the third quarter were $478 million, an increase of 8 percent compared with sales of $445 million in the third quarter of last year.  United States Cleaning & Sanitizing sales were $1.360 billion for the first nine months of 2004, up 5 percent over net sales of $1.293 billion in the comparable period of last year.  Excluding acquisitions and dispositions, sales increased 6 percent and 4 percent for the quarter and nine months ended September 30, 2004, respectively.  Sales benefited from double-digit growth in Kay, Healthcare and Textile Care and good growth in Institutional and Food & Beverage, which were partially offset by lower sales in Professional Products due to the exit of a non-strategic business line.  The increase in sales in our Institutional division reflects increased account retention through enhanced service, new product and program initiatives and aggressive new account sales efforts.  Institutional’s results include sales increases in all end markets, including restaurant, hospitality, healthcare, travel and government markets.  Excluding the acquisition of Daydots and the disposition of a grease management product line, sales growth for Institutional was 6 percent for the third quarter and 4 percent for the nine months ended September 30, 2004.  Kay’s sales results reflects strong growth in its food retail services business and to its core quickservice customers. New customers, better account penetration and new products and programs drove Kay’s good results. Textile Care sales continue to increase due to new corporate accounts gained earlier in the year and improved customer retention.  Sales growth in corporate accounts in our Professional Products operations was more than offset by the planned phase down of the janitorial equipment distribution business and weak distributor sales.  Our Healthcare division had a double-digit sales increase during the third quarter driven by strong growth in surgical instrument care sales.  The first nine months of 2004 showed a small positive increase for Healthcare due to good sales of instrument care solids and skincare products being partially offset by the exit of a private label product line.  Our Food & Beverage operations reported an increase in sales due to improved sales to the agri, dairy, soft drink and food markets.  Excluding the acquisition of Alcide, sales growth for Food & Beverage was 5 percent for both the third quarter and nine months ended September 30, 2004.  Water Care Services had strong sales growth in the food processing, healthcare, laundry and cruise ship markets, especially the food and beverage market.  Our “Circle the Customer” strategy continues to produce new account gains as our Water Care division works with our Food & Beverage, Healthcare and Textile Care divisions to drive its sales growth. Vehicle Care sales declined for both the quarter and year-to-date periods due to poor weather conditions and higher gasoline prices during much of the third quarter and first nine months of the year.

Sales of our United States Other Services operations totaled $89 million for the third quarter of 2004, an increase of 7 percent over net sales of $83 million in the third quarter of last year.  United States Other Services sales were $253 million for the first nine months of 2004, an increase of 5 percent over net sales of $240 million in the comparable period last year.  Pest Elimination sales increased with good growth in core pest elimination contract services and continuing growth in non-contract services such as one-shot services, bird work, the Stealth fly program and its food safety audit business.  GCS Service sales increased for the third quarter due to good growth in direct part sales.  Sales decreased slightly for GCS Service during the first nine months of 2004 as an increase in direct part sales was offset by a decrease in service sales.

Management rate sales for our International Cleaning & Sanitizing operations were $498 million for the third quarter of 2004, an increase of 8 percent over sales of $460 million in the comparable quarter of last year. For the first nine months of 2004, sales increased 7 percent to $1.423 billion from $1.325 billion during the comparable period last year.  Excluding the effects of acquisitions and divestitures, sales increased 5 percent for the third quarter and 4 percent for the nine-month period ended September 30, 2004.  Sales in Europe, excluding acquisitions and divestitures, increased 3 percent for both the third quarter and first nine months of 2004, primarily due to successful new product launches, aggressive marketing and added headcount that was partially offset by the effects of a weak European economy.  Sales growth for Asia Pacific was positive, with improving sales trends in Japan during the third quarter in addition to the double-digit sales growth in New Zealand and East Asia for the quarter.  For the first nine months of 2004, East Asia experienced strong sales growth while sales growth in Japan and Australia was flat.  For both the third quarter and year-to-date periods, Latin America had double-digit sales increases in Mexico and the Caribbean driven by the strong tourism market and improved growth in Brazil due to continued success with food retail programs.  Sales in Canada for the nine-month period increased as trends in the hospitality industry improved and the third quarter also benefited as the market recovers from the impact of last year’s SARS outbreak.

Operating income for each of our reportable segments is:

	Third Quarter Ended September 30		Nine Months Ended September 30
(amounts in thousands)	2004	2003	2004	2003
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$86,443	$82,472	$239,030	$224,321
Other Services	6,697	8,755	20,018	19,187
Total	93,140	91,227	259,048	243,508
International Cleaning & Sanitizing	64,020	56,772	149,018	131,876
Corporate (expense) income	(1,345)	(1,184)	(4,830)	(836)
Effect of foreign currency translation	3,127	(1,359)	7,714	(6,193)
Consolidated	$158,942	$145,456	$410,950	$368,355

Operating income of our United States Cleaning & Sanitizing operations increased 5 percent and 7 percent over operating income in the third quarter and first nine months of 2003, respectively.  Excluding acquisitions and divestitures, operating income increased 2 percent and 5 percent over operating income in the third quarter and first nine months of 2003, respectively.  The operating income margin for the U.S. Cleaning & Sanitizing segment was 18.1 percent of net sales in the third quarter of 2004, down from 18.5 percent in the comparable quarter last year.  Excluding acquisition and divestitures, the operating income margin decreased to 18.2 percent of net sales from 19.0 percent in the third quarter of 2003.  The decrease in operating margin for the quarter is due to investments in the sales force, research and development, information technology, higher sales commissions and incentives and freight expense offsetting favorable business mix and cost efficiency improvements in several divisions.  The operating income margin for the nine-month period increased to 17.6 percent of net sales in 2004 from 17.3 percent of net sales in 2003.  Excluding acquisitions and divestitures, the operating income margin increased to 17.7 percent of net sales from 17.6 percent in the first nine months of 2003.  Operating income margin year-to-date comparisons reflect cost efficiency improvements and a favorable business and product mix partially offset by sales force and other investments.

Third quarter 2004 operating income of our United States Other Services operations decreased to $7 million from $9 million in the comparable period for 2003. For the nine-month period, operating income increased 4 percent from the comparable period last year.  The operating income margin for United States Other Services decreased to 7.5 percent from 10.5 percent in the third quarter of 2003.  For the nine month period, the operating income margin was 7.9 percent, a decrease from 8.0 percent for the same period last year.  Operating income for U.S. Other Services declined as Pest Elimination gains were offset by higher costs in GCS Service.  Third quarter 2004 results included a charge related to the GCS transition to a centralized business model.  Nine month results for Other Services benefited from a $2.1 million patent settlement in the first half of 2004.

Operating income of our International Cleaning & Sanitizing operations increased 13 percent for both the third quarter and first nine months of 2004 over 2003.  Excluding acquisitions and divestitures, operating income increased 10 percent over the comparable quarter of last year and 9 percent for the nine-month period.  The operating income margin increased to 12.9 percent of net sales in the third quarter of 2004 from 12.3 percent in the comparable period of last year.  For the nine-month period ended September 30, 2004, the operating income margin increased to 10.5 percent of net sales from 10.0 percent in the comparable period of last year.  Excluding acquisitions and divestitures, the operating income margin for International increased to 12.8 percent of net sales from 12.2 percent in the third quarter of last year and increased to 10.4 percent of net sales from 9.9 percent for the nine-month period.  Profits were up across all regions and were achieved through higher sales and careful cost management.

Corporate operating expense was $1.3 million for the third quarter of 2004 as compared to $1.2 million for the comparable quarter last year.  For the nine-month period, corporate operating expense was $4.8 million as compared to $0.8 million for the comparable period last year.  Corporate operating expense includes income from reductions in restructuring accruals of $0.3 million and $0.5 million for the third quarter ended September 30, 2004 and 2003, respectively and $0.8 million for both the nine-month periods ended September 30, 2004 and 2003.  Corporate operating expense for the third quarter and first nine months of 2004 includes a charge of $1.6 million for in-process research and development recorded as part of the allocation of purchase price in the Alcide acquisition in July.  The first nine months of 2004 also includes a charge of $4.0 million related to the disposal of a grease management product line in the first quarter of 2004.  Corporate operating expense for the third quarter and first nine months of 2003 includes expense of $1.7 million related to a change in the amount of goodwill allocated to a business sold in 2003.

Net interest expense totaled $11.6 million in the third quarter of 2004, a decrease of 4 percent from net interest expense of $12.1 million in the third quarter of 2003.  For the nine-month periods, net interest expense was $34.0 million and $34.5 million in 2004 and 2003, respectively.  Net interest expense decreased due to an increase in interest income and a shift in the mix of external debt balances in the company’s foreign subsidiary locations towards countries with lower interest rates.

The provision for income taxes for the first nine months of 2004 reflected an effective income tax rate of 36.5 percent as compared to an effective income tax rate of 39.1 percent for the first nine months of 2003.  The reduction in the 2004 effective tax rate is primarily due to lower international rates, tax savings efforts and the favorable tax benefit recorded in the third quarter of 2004.

Financial Position and Liquidity

Total assets were $3.549 billion at September 30, 2004, an increase of $320 million, or 10 percent, over total assets at year-end 2003.  Approximately $16 million of the increase in assets was related to the strengthening of foreign currencies against the U.S. dollar.  In addition, the net increase in assets (excluding cash and cash equivalents) acquired and disposed of was approximately $226 million for the first nine months of 2004.

Total debt was $695 million at September 30, 2004, up from total debt of $675 million at year-end 2003.  The ratio of total debt to capitalization was 32 percent at September 30, 2004, down from 34 percent at December 31, 2003 due to an increase in shareholders equity being only partially offset by an increase in debt.  We are in compliance with all of our debt covenants and we believe we have ample borrowing capacity to meet reasonably foreseeable business needs.

Cash provided by operating activities totaled $417 million and $399 million, for the first nine months of 2004 and 2003, respectively.  Operating cash flows for 2004 increased over 2003 primarily due to higher sales in the first nine months compared to the prior year which were partially offset by an increase in accounts receivable driven by the increase in sales.  Operating cash flow was also higher in 2004 due to increased federal tax payments in 2004 compared to 2003.  Cash used for investing activities in 2004 has increased significantly over 2003 resulting from the increased acquisition activity for the company.  The increase in cash-funded acquisitions was offset by a reduction in net repayments on notes payable.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the remainder of 2004, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and planned share repurchases from operating activities, cash reserves and short-term borrowings.  In the event of a significant acquisition or other significant funding need, financing may occur through additional long-term borrowing.

Subsequent Events

We believe that we will benefit from the recently signed tax law, American Jobs Creation Act of 2004.  We expect to benefit from the special deduction for qualified domestic production activities with a modest benefit beginning in 2005.  We are currently studying the impact of the one-time favorable foreign dividend provisions and currently have no expectations of the benefits of these provisions.

In December 2003, Henkel KG&A reported that it may sell a portion or all of its holdings of Ecolab common stock and/or its holdings of common stock of The Clorox Company, or a combination of both, in connection with refinancing its acquisition of The Dial Corporation.  In October 2004, Henkel announced it had entered into a share exchange agreement with Clorox.  If the share exchange transaction is finalized, Henkel has reported that it currently believes that it will have taken sufficient steps to refinance the debt incurred in the acquisition of Dial, and expects that it would not sell any shares of Ecolab common stock.  In that event, Henkel would continue to hold its shares of Ecolab common stock as a long-term minority investor.  However, Henkel would intend to continue to review its investment in Ecolab common stock from time to time and, depending on certain factors, such as the financial performance of Ecolab as well as the availability and price of shares of Ecolab common stock on the open market, Henkel may determine to acquire additional shares or sell shares of Ecolab common stock.

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

Item 4.  Controls and Procedures

As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

During the period July 1 through September 30, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, we discuss expectations regarding future performance of the company which include improving business trends, sales growth, expected strategic investments in the business, favorable liquidity, impact of recent tax legislation, the intent of significant shareholders and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, we may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts open to the public.

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

Risks and uncertainties that may affect operating results and business performance include: the vitality of the foodservice, hospitality and travel industries; restraints on pricing flexibility due to competitive factors, customer or vendor consolidations, and existing contractual obligations; changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials or substitutes therefor; the occurrence of capacity constraints or the loss of a key supplier or the inability to obtain or renew supply agreements on favorable terms; the effect of future acquisitions or divestitures or other corporate transactions; the company’s ability to achieve plans for past acquisitions; the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of our products and (ii) changes in tax, fiscal, governmental and other regulatory policies; economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, our exposure to foreign currency risk; the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war, (d) natural or manmade disasters (including acts of terrorism or other hostilities which impact our markets) and, (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality, and travel industries; loss of, or changes in, executive management; our ability to continue product introductions or reformulations and technological innovations; and other uncertainties or risks reported from time-to-time in our reports to the Securities and Exchange Commission.  In addition, we note that our stock price can be affected by fluctuations in quarterly earnings. There can be no assurances that our earnings levels will meet investors’ expectations.

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1 - 31, 2004	0	$0	0	8,907,900
August 1 - 31, 2004	1,025,658	$29.8572	1,024,600	7,883,300
September 1 - 30, 2004	1,045,000	$30.9398	1,045,000	6,838,300
Total	2,070,658	$30.4036	2,069,600	6,838,300

(1)  Includes brokerage commissions paid, plus the value of 1,058 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations, under the Company’s Stock Incentive Plans.

(2)  On October 17, 2003, we announced that our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under such authorization, for which no expiration date has been established, subject to market conditions.

Item 6.                                     Exhibits.

The following documents are filed as exhibits to this report:

(10)A	(i)

Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of August 13, 2004, by and among Ecolab Inc., Ecolab PTY Limited, Ecolab Finance PTY Limited, the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citicorp USA, Inc., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, JPMorgan Chase Bank, as syndication agent, and Credit Suisse First Boston, as documentation agent.

(ii)

Amendment No. 2 dated as of August 13, 2004 to Australian Dollar Local Currency Addendum dated as of October 17, 1997, among Ecolab Pty Limited, Ecolab Inc., the Local Currency Banks named therein, Citicorp USA, Inc., as Administrative Agent, and Citisecurities Limited, as Local Currency Agent.

(iii)

Amendment No. 1 dated as of August 13, 2004 to Australian Dollar Local Currency Addendum dated as of June 23, 1998 among among Ecolab Pty Limited, Ecolab Inc., the Local Currency Banks named therein, Citicorp USA, Inc., as Administrative Agent, and Citisecurities Limited, as Local Currency Agent.

(15)		Letter regarding unaudited interim financial information.

(31)		Rule 13a - 14(a) Certifications.

(32)		Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 4, 2004	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Document	Method of Filing

(10) A.	(i)

Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of August 13, 2004, by and among Ecolab Inc., Ecolab PTY Limited, Ecolab Finance PTY Limited, the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citicorp USA, Inc., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, JPMorgan Chase Bank, as syndication agent, and Credit Suisse First Boston, as documentation agent.

Filed herewith electronically

(ii)

Amendment No. 2 dated as of August 13, 2004 to Australian Dollar Local Currency Addendum dated as of October 17, 1997, among Ecolab Pty Limited, Ecolab Inc., the Local Currency Banks named therein, Citicorp USA, Inc., as Administrative Agent, and Citisecurities Limited, as Local Currency Agent.

Filed herewith electronically

(iii)

Amendment No. 1 dated as of August 13, 2004 to Australian Dollar Local Currency Addendum dated as of June 23, 1998 among Ecolab Pty Limited, Ecolab Inc., the Local Currency Banks named therein, Citicorp USA, Inc., as Administrative Agent, and Citisecurities Limited, as Local Currency Agent.

Filed herewith electronically

(15)		Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)		Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)		Section 1350 Certifications.	Filed herewith electronically