Form 10-K
period 2004-12-31
ECOLAB INC
filed 2005-03-03
CIK 31462

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 1-9328

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc. Pacific Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc. Pacific Exchange, Inc.

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2004:  $8,123,709,643 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $31.70 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of February 28, 2005: 256,756,115 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2004 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2005 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2004 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to either “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this Report on Form 10-K (including Management’s Discussion and Analysis of Financial Condition and Results of Operations incorporated into Item 7 hereof), Management discusses expectations regarding our future performance, including items such as anticipated business progress and expansion, business acquisitions, debt repayments, share repurchases, susceptibility to changes in technology, global economic conditions and liquidity requirements.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, we may refer to this section of the Form 10-K to identify risk factors related to other forward looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Forward-looking statements generally represent challenging goals for us, and are based on current expectations and are subject to certain risks and uncertainties.  We caution that undue reliance should not be placed on such forward-looking statements which speak only as of the date made.  In order to comply with the terms of the safe harbor, we identify for investors important factors which could affect our financial performance and could cause actual results for future periods to differ materially from the anticipated results or other expectations expressed in the forward-looking statements.

Risks and uncertainties that may affect operating results and business performance include:

•            the vitality of the foodservice, hospitality, travel, health care and food processing industries;

•            restraints on pricing flexibility due to competitive factors, customer or vendor consolidations, and existing contractual obligations;

•            changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials or substitutes therefor;

•            the occurrence of capacity constraints or the loss of a key supplier or the inability to obtain or renew supply agreements on favorable terms;

•            the effect of future acquisitions or divestitures or other corporate transactions;

•            our ability to achieve plans for past acquisitions;

•            the costs and effects of complying with: (i) laws and regulations relating to the environment and to the manufacture, storage, distribution, efficacy and labeling of our products, and (ii) changes in tax, fiscal, governmental and other regulatory policies;

•            economic factors such as the worldwide economy, interest rates and currency movements including, in particular, our exposure to foreign currency risk;

•            the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war (including acts of terrorism or hostilities which impact our markets), (d) natural or manmade disasters, or (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries;

•            loss of, or changes in, executive management;

•            our ability to continue product introductions or reformulations and technological innovations; and

•            other uncertainties or risks reported from time to time in our reports to the Securities and Exchange Commission.

In addition, we note that our stock price can be affected by fluctuations in quarterly earnings.  There can be no assurances that our earnings levels will meet investors’ expectations.  We undertake no duty to update our Forward-Looking Statements.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

Effective January 2004, we reorganized our businesses serving the janitorial and health care industries by splitting the Professional Products group into two divisions, Professional Products and Healthcare.

During 2004 and early 2005, we continued to make business acquisitions to broaden our product and service offerings, in line with our “Circle the Customer – Circle the Globe” strategy.  These transactions included the following:

•                                In January 2004, we expanded our Pest Elimination business into France by acquiring Nigiko, a Paris-based business.

•                                In February 2004, we acquired Daydots International, a provider of food safety products.

•                                In May 2004, we purchased Elimco (Proprietary) Limited, a Pest Elimination business located in South Africa.

•                                In June 2004, we purchased certain business lines of VIC International Corporation, a stone floor cleaner business.

•                                In July 2004, we acquired Alcide Corporation, a producer of biocidal and sanitation products used primarily in the dairy, meat and poultry industries.

•                                In January 2005, we acquired Associated Chemicals & Services, Inc. (a/k/a Midland Research), a water treatment business.

During 2004, we disposed of certain non-strategic businesses that did not fit our long-term global strategy.

•                                In April 2004, we sold a grease management product line, Facilitec, which provided kitchen hood and duct cleaning services.

•                                In September 2004, we divested assets of Hygiene Services, a small New Zealand based business.

Additional details regarding certain of the above acquisition and disposition transactions are found in Note 6 located on pages 39 and 40 of the Annual Report, and incorporated into Item 8 hereof.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 48 and 49 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  Ecolab develops and markets premium products and services for the hospitality, foodservice, institutional and industrial markets.  We provide cleaning, sanitizing, pest elimination, maintenance and repair products, systems and services primarily to hotels and restaurants, healthcare and educational facilities, quick-service (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry.  A strong commitment to customer support is a distinguishing characteristic of our business.  Additional information on our business philosophy is found below under the heading “Additional Information – Competition” of this Item 1(c).

The following description of business is based upon our three reportable segments (“segments”) as reported in our consolidated financial statements.  However, we pursue a “Circle the Customer – Circle the Globe” strategy by providing products, systems and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Therefore, one customer may utilize the services of all three of the segments and there is a degree of interdependence among the operating segments.  Revenues of our International segment include sales outside the United States by our Kay and Pest Elimination businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of eight divisions which provide cleaning and sanitizing services to United States markets.

Institutional:  Our Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as food safety products and equipment, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries and water filters to the foodservice industry.  The Institutional Division also provides pool and spa treatment programs for commercial and hospitality customers.  The Institutional Division also manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense our cleaners and sanitizers. In addition, the Institutional Division markets a program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

We believe we are the leading supplier of chemical warewashing products to institutions in the United States.

The Institutional Division sells its products and services primarily through Company-employed field sales-and-service personnel.  However, to a significant degree, we also utilize independent, third-party foodservice distributors to market and sell our products to smaller accounts or accounts which purchase through food distributors.  We provide the same service to accounts supplied by food distributors as to direct customers.

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

We believe that our Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick-service restaurant industry in the United States.  While Kay’s customer base has been growing, Kay’s business is largely dependent upon a limited number of major quick-service restaurant chains and franchisees.  Kay continues to seek growth and diversification opportunities.  For example, in 2004 Kay launched a cleaning program for theaters.

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

Professional Products:  The Professional Products Division provides a broad range of janitorial offerings to the janitorial market and building service contractors in the United States.  Professional Products’ proprietary janitorial products (detergents, general purpose cleaners, carpet care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.

Healthcare:  Formerly part of our Professional Products business, our Healthcare Division provides infection prevention and healthcare offerings to hospital, acute care and long-term care markets in the United States.  Healthcare’s proprietary infection prevention/healthcare products (skin care, disinfectants and instrument cleaners) are sold primarily under the “Huntington” brand name.

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

GCS Service:  GCS Service provides commercial equipment repair services and kitchen parts, as well as parts distribution.  GCS Service offers these services to restaurant and other foodservice operations, while providing warranty service for equipment manufacturers.  In addition, GCS Service offers parts at a wholesale level to repair services companies and end users.

International Segment

We conduct business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of Israel and Venezuela, through majority-owned joint ventures with local partners.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

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

Through acquisitions we expanded our Pest Elimination business to Brazil in 2001, the United Kingdom and the Republic of Ireland in September 2002, to France and South Africa in 2004, and to Chile in early 2005.  In addition, we entered the healthcare market in the United Kingdom by acquiring a supplier of hospital hygiene products in December 2002.

Our other businesses are conducted less extensively in our International locations.  However, in general, most of the principal businesses conducted in the United States are operated in Canada.

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

Number of Employees:  We have approximately 21,300 employees.

Customers and Classes of Service:  We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although we have a diverse customer base and no customer or distributor constitutes ten percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.  We sell two classes of products which each constitute 10 percent or more of our sales.  Sales of warewashing products in 2004, 2003 and 2002 approximated 22, 23 and 23 percent, respectively, of our consolidated net sales.  In addition, through our Institutional and Textile Care businesses, we sell laundry products and services to a broad range of laundry customers.  Sales of laundry products and services in 2004, 2003 and 2002 approximated 10, 10 and 11 percent, respectively, of our consolidated net sales.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property, including through a license agreement with Henkel KGaA.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark.

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

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including phosphates, silicates, alkalies, salts and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers.  When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels. Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  Most raw materials, or substitutes for those materials, used by us, with the exception of a few specialized chemicals which we manufacture, are available from several suppliers.

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

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health.  While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses.  Among the risks are costs associated with transporting and managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls.  Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial condition or liquidity.  Environmental and regulatory matters most significant to us are discussed below.

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

Pesticide Legislation:  Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides.  We manufacture and sell certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides.  We maintain approximately 400 product registrations with the United States Environmental Protection Agency (“EPA”).  Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees.  In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA.  However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State.  While the cost of complying with rules as to pesticides has not had a material adverse effect on our financial condition, liquidity or the results of our operations to date, the costs and delays in receiving necessary approvals for these products have increased in recent years.  Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,700,000 in 2004 and $2,400,000 in 2003.  In Europe, the Biocidal Product Directive (98/8/EC) is establishing a program to evaluate and authorize marketing of biocidal active substances and products.  The Biocidal Product Directive requirements are transitioning into effect.  In September 2006, certain biocidal active substances not notified to the European Chemicals Bureau will be withdrawn from the market.  We are working with suppliers and industry groups to manage requirements associated with the Biocidal Products Directive.  Anticipated registration costs are not expected to significantly affect our consolidated results of operations, financial condition or liquidity.

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

Other Environmental Legislation:  Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances.  The primary federal statutes that apply to our activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”).  We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of toxic substances into the air, land and water.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles.  To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial condition or liquidity.  Our capital expenditures for environmental health and safety projects were approximately $1,810,000 in 2004 and $1,800,000 in 2003.  Approximately $5,900,000 has been budgeted globally for projects in 2005.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at approximately 20 sites in the United States.  Additionally, we have similar liability at eight sites outside the United States.  In general, under CERCLA, we and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site.  Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.  Pursuant to an Environmental Agreement dated December 7, 2000 with Henkel KGaA, Henkel agreed to indemnify us for certain environmental liabilities associated with the parties’ former joint venture in Europe.  Reimbursement from Henkel has been requested for 42,785 euro (or approximately $55,000) spent for such environmental liabilities prior to December 31, 2004.

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

Our worldwide net expenditures for contamination remediation were approximately $500,000 in 2004 and $500,000 in 2003.  Including the ChemLawn matters described below, our worldwide accruals at December 31, 2004 for probable future remediation expenditures totaled approximately $4,100,000.  We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial condition or liquidity.  In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP.  Currently there are five such locations and, at each, ChemLawn is a de minimis party.  Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991.  The accrual remaining reflects our best estimate of probable future costs.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on page 49 of the Annual Report, is incorporated herein by reference.

Item 1(e) Available Information.

Our Internet address is www.ecolab.com.  Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our website at www.ecolab.com/investor as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

In addition, the following governance materials are available on our website at www.ecolab.com/investor/governance and the same information is available in print to any requesting persons, free of charge, by writing to the Corporate Secretary at our headquarter’s address, or by submitting an e-mail request to investor.info@ecolab.com:  (i)  charters of the Audit, Compensation, Finance and Governance Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct and Code of Ethics for Senior Officers and Finance Associates.

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

Name	Age	Office	Positions Held Since Jan. 1, 2000

Douglas M. Baker, Jr.	46	President and Chief Executive Officer	Jul. 2004 - Present

		President and Chief Operating Officer	Aug. 2002 – Jun. 2004

		President - Institutional Sector	Mar. 2002 – Jul. 2002

		Senior Vice President - Institutional Sector	Jan. 2001 - Feb. 2002

		Vice President and General Manager, Kay Chemical Company	Jan. 2000 - Dec. 2000

Lawrence T. Bell	57	Senior Vice President, General Counsel and Secretary	Jul. 2002 – Present

		Senior Vice President-Law and General Counsel	Jan. 2001 – Jun. 2002

		Vice President-Law and General Counsel	Jan. 2000 - Dec. 2000

Steven L. Fritze	50	Executive Vice President and Chief Financial Officer	Feb. 2004 - Present

		Senior Vice President and Chief Financial Officer	Mar. 2002 - Jan. 2004

		Senior Vice President - Finance and Controller	May 2001 – Feb. 2002

		Vice President and Controller	Jan. 2000 – Apr. 2001

Thomas W. Handley	50	Executive Vice President - Specialty Sector	Jan. 2004 – Present

		Senior Vice President - Strategic Planning	Aug. 2003 - Dec. 2003 (1)

Luciano Iannuzzi	48	Executive Vice President - Europe, Africa and Middle East	Jan. 2004 to Present

Name	Age	Office	Positions Held Since Jan. 1, 2000

Luciano Iannuzzi (con’t.)		Vice President and General Manager - Europe	Jun. 2002 – Dec. 2003

		Vice President - Region West & Region South Europe	Jan. 2002 – May 2002

		Vice President Region South Europe - Henkel-Ecolab	Jan. 2000 – Dec. 2001

Diana D. Lewis	58	Senior Vice President - Human Resources	Jan. 2001 - Present

		Vice President - Human Resources	Jan. 2000 - Dec. 2000

Phillip J. Mason	54	Executive Vice President – Asia Pacific and Latin America	Dec. 2004 - Present

		Senior Vice President – Strategic Business Development	May 2004 – Oct. 2004 (2)

James A. Miller	48	Executive Vice President - Institutional Sector North America	Jan. 2004 - Present

		Vice President and General Manager - Institutional	Sept. 2002 - Dec. 2003

		Institutional Vice President-Marketing North America	Oct. 2001 - Aug. 2002 (3)

Susan K. Nestegard	44	Senior Vice President-Research, Development and Engineering and Chief Technical Officer	Dec. 2004 - Present

		Vice President-Research, Development and Engineering and Chief Technical Officer	Mar. 2003 – Nov. 2004 (4)

Stephen D. Newlin	52	President-Industrial Sector	Jul. 2003 - Present (5)

Daniel J. Schmechel	45	Vice President and Controller	Apr. 2002 - Present

		Vice President and Treasurer	Jan. 2000 - Mar. 2002

John P. Spooner	58	President - International	Mar. 2002 - Present

		Executive Vice President- International	Dec. 2001 - Feb. 2002

		Chief Executive Officer – Henkel – Ecolab	Jan. 2001 – Nov. 2001

Name	Age	Office	Positions Held Since Jan. 1, 2000

John P. Spooner (con’t.)		Executive Vice President – International Group	Jan. 2000 – Dec. 2000

Robert P. Tabb	54	Vice President and Chief Information Officer	Sep. 2003 – Present (6)

1.               Prior to joining Ecolab in August 2003, Mr. Handley was employed by the Procter & Gamble Company for 22 years in various management, marketing and executive positions including assignments in Japan and Mexico.  Mr. Handley’s last position at P&G was Vice President - Feminine Care Strategic Planning.

2.               Mr. Mason re-joined Ecolab in May 2004, where he formerly served 23 years in various management and executive positions, most recently as Vice President – Asia Pacific.  Prior to re-joining Ecolab, Mr. Mason was employed by HAVI Group, LP, serving as President, HPR Partners from 1997-2004.

3.               From April 1998 to April 2000, Mr. Miller served as Senior Vice President and General Manager, The Minute Maid Co. (a subsidiary of The Coca Cola Company).  In May 2000, Mr. Miller was hired as President and CEO of Busy Body, Inc., a privately held retailer of home fitness equipment in the western U.S., to remedy operations that were underperforming the owners’ expectations.  Busy Body, Inc. filed for Chapter 11 protection under federal bankruptcy laws in May 2001 and was subsequently liquidated.  Mr. Miller re-joined the Company in October 2001.

4.               Prior to joining Ecolab in March 2003, Ms. Nestegard was employed by 3M Company for 20 years, most recently as Business Director of Optical Components.  Ms. Nestegard’s experience includes product and process development and technical management as Director Engineering Systems Technology Center and as Technical Director of the Electronic Products Division of 3M in Austin, Texas.

5.               Prior to joining Ecolab in July 2003, Mr. Newlin was an executive with Nalco Company, a manufacturer of specialty chemicals, services and systems, where he was employed for 23 years.  Following various executive assignments, Mr. Newlin became President and a Director of Nalco Chemical Company in December 1998, and served as President, Director, Chief Operating Officer and Vice Chairman from February 2000 to June 2001.  From January 2000 to June 2001, Mr. Newlin also was Chairman of Nalco Exxon Energy Chemicals, a joint venture of Nalco and Exxon Energy Chemicals.

6.               Prior to joining Ecolab in September 2003, Mr. Tabb held various executive positions in the systems technology industry, most recently with Focus IT Group, a consulting firm.  From 1997 – 2000 Mr. Tabb was employed by CNF Transportation, Inc. as Vice President and Chief Information Officer.  From 2000 – 2001 Mr. Tabb served as Vice President, Global Information Technology at Nike, Inc.

Item 2.  Properties.

Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes.  Currently, most products sold by us are manufactured at our facilities.

Our manufacturing facilities produce chemical products or equipment for all of our businesses, although the businesses constituting the United States Other Services segment purchase the majority of their products and equipment from outside suppliers.  Our chemical production process consists primarily of blending and packaging powders and liquids and casting solids.  Our equipment manufacturing operations consist primarily of producing chemical product dispensers and injectors and other mechanical equipment and dishwasher racks and related sundries.

The following chart profiles our main manufacturing facilities with ongoing production activities.  In general, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International” segment.  However, certain of the United States facilities do manufacture products for export and which are used by the International segment.  The facilities having export involvement are marked with an asterisk(*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
Hebron, OH	225,000	Liquids	Owned
Greensboro, NC	193,000	Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Carrollton, TX	24,000	Liquids, Powders	Owned
Baldwin Park, CA	14,000	Equipment	Leased

INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,300	Liquids, Powders	Owned
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,400	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,300	Liquids	Leased
Valby, DENMARK	70,000	Liquids	Owned
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,200	Liquids, Powders	Owned

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

Cheadle (Hulme), UK	52,575	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, U.K.	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	26,900	Liquids, Powders	Owned
Dorado, PUERTO RICO	25,000	Liquids, Powders	Leased
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	22,900	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,160	Liquids, Powders	Owned
Mandras, GREECE	18,000	Liquids	Owned
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	7,600	Liquids, Powders	Owned

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

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota.  The main 19-story building was constructed to our specifications and is leased through 2008.  Thereafter, it is subject to multiple renewals at our option.  The second building is also subject to a long-term lease by us and the third building is owned.  The corporate headquarters includes an employee training center.  In April 2004, we purchased a 90 acre campus in Eagan, Minnesota to provide for future growth.  At the outset, the new facility will primarily serve our new research and development and data center needs.  Renovations of the buildings on this property, comprising approximately 500,000 square feet, are currently underway.  Our current research center in Mendota Heights, Minnesota and the data center in St. Paul are expected to be sold in 2005.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

All per share and number of share information in Item 5, including dividends per share in Item 5(c), reflect a two-for-one stock split paid June 6, 2003 in the form of a 100 percent stock dividend to shareholders of record on May 23, 2003.

Market Information:  Our Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2004 and 2003 were as follows:

	2004		2003
Quarter	High	Low	High	Low
First	$28.61	$26.12	$26.00	$23.08

Second	$31.77	$27.95	$27.92	$24.21

Third	$31.80	$29.04	$26.80	$23.78

Fourth	$35.59	$31.32	$27.89	$25.15

The closing Common Stock price on February 28, 2005 was $31.71.

Holders:  On February 28, 2005, we had 5,102 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 68 consecutive years.  Quarterly cash dividends of $0.0725 per share were declared in February, May and August 2003.  Cash dividends of $0.08 per share were declared in December 2003, and February, May and August 2004.  A dividend of $0.0875 per share was declared in December 2004.

Item 5(c) Purchases of Equity Securities by the Issuer.

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2004	16,175	$31.6206	14,700	6,823,600

November 1-30, 2004	711,733	$33.5601	-0-	6,823,600

December 1-31, 2004	1,053,287	$34.8675	1,047,900	15,775,700

Total	1,781,195	$34.3156	1,062,600	15,775,700

(1)       Includes brokerage commissions paid, plus the value of 718,595 shares reacquired from employees and/or directors as swaps for the cost to stock options, or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

(2)       On October 17, 2003 and December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 and 10,000,000 shares of Common Stock, respectively, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under such authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 52 and 53 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The material appearing under the heading entitled “Financial Discussion,” located on pages 21 through 51 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on pages 29 and 30 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15.I(1). below and located on pages 31 through 51 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to us (including its consolidated subsidiaries) required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our Management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting.  Their report can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 hereof.

During the period October 1 - December 31, 2004, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

In the paragraphs below describing our executive compensation and non-employee director plans and programs, the “Named Executive Officers or NEOs” refer to one or both (as indicated by the context) of the individuals who served as our Chief Executive Officer during 2004 (Allan L. Schuman was in the CEO position from January 1, 2004 through June 30, 2004, and Douglas M. Baker, Jr. from July 1, 2004 through December 31, 2004) and the next four most-highly compensated executive officers who were serving in those capacities at December 31, 2004, and the “Committee” refers to the Compensation Committee of the Board of Directors.

General

The components of the overall compensation program for the Company’s executive officers include base salary, long-term incentives in the form of annual stock option awards, cash-based annual bonus incentives, participation in deferred compensation and retirement plans, and certain perquisites.  A summary of the executive compensation program is filed as Exhibit (10)U to this report and is hereby incorporated by reference.

Base Salary

For the 2005 fiscal year, base salaries for corporate officers, including the NEOs other than the CEO, are scheduled to increase by an average of 4.2%.  The salary of Douglas M. Baker, Jr. was increased to $700,000, effective upon his promotion to CEO on July 1, 2004, and was not further adjusted for 2005.  Competitive market data is available for all of the executive positions.  Salaries are monitored to ensure that the appropriate balance of internal value and external competitiveness is maintained.  The base salaries established for the 2005 fiscal year for the NEOs are included as a part of the Named Executive Officer Salary, Stock Options and Bonus Table (the “NEO Table”) filed as Exhibit (10)T to this Form 10-K and incorporated by reference herein.

Long-Term Incentive Awards

For the 2005 fiscal year, long-term incentive stock options were granted to the corporate officers, including the NEOs other than the CEO, for an aggregate of 678,000 shares.   The CEO received a grant for 314,000 shares.  Individual stock incentive grant guidelines are established for each such officer based on market competitive values.  Guidelines were developed on a position-by-position basis using market data from the Towers Perrin Single Regression and Long-Term Incentive surveys for general industry companies.  The market data represents median long-term incentive values adjusted for size based on revenue.  The guidelines were reviewed and approved by the Committee’s independent consultant, Frederic W. Cook & Co.  The stock options granted for the 2005 fiscal year for the NEOs are included in the NEO Table and incorporated by reference herein.  The options were granted in December 2004 pursuant to a form of agreement on file with the Securities and Exchange Commission (the “SEC”) and were timely reported to the SEC on Forms 4.

Bonuses

On February 25, 2005, the Committee authorized the payment of annual incentive awards (“bonuses”) under our Management Incentive Plan (“MIP”) and Management Performance Incentive Plan (“MPIP”) with respect to fiscal 2004 performance.  The MIP is a cash-based annual incentive plan that focuses executives’ attention on achieving competitive annual business goals.  For fiscal 2004, performance goals were based principally on diluted earnings per share and business unit operating income and revenue goals, with the relative weighting of these goals varying by executive position.  Target award opportunities during 2004 for corporate officers, including the NEOs other than the CEOs, ranged from 35% to 60% of base salary, with threshold and maximum award opportunities at 40% and 200% of target opportunities, respectively. Based on overall Company, business unit and individual performance for the most recent fiscal year, actual award payments for such corporate officers were $4,374,200 in the aggregate and ranged individually from 132% to 200% of target opportunities (except 254% for one officer, reflecting a discretionary increase by the Committee for successful completion of a special project).

The MPIP is a stockholder approved plan that is similar to the MIP, except that it is intended to qualify for the performance-based exception to the $1,000,000 deduction limitation under Section 162(m) of the Internal Revenue Code.  For fiscal 2004, the Committee selected the CEOs and two other executive officers as participants in the MPIP and established a maximum award payment opportunity equal to 300% of each participant’s base salary (subject to a limit of $3,000,000) based on the attainment of pre-established diluted earnings per share goals.  The Committee, working with management and the Company’s independent compensation consultants, also set performance goals for the Company which are in addition to the MPIP performance goals.  The bonuses paid for the 2004 fiscal year for the NEOs under the MIP and MPIP are included in the NEO Table and incorporated by reference herein.

The Company intends to provide additional information regarding the compensation awarded to the Named Executive Officers in respect of and during the year ended December 31, 2004 in the definitive proxy statement for the Company’s 2005 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission on or around March 30, 2005.

Establishment of 2005 Bonus Criteria

On February 25, 2005, the Committee established the performance criteria for the MIP and the MPIP for the Company’s fiscal year ending on December 31, 2005.  Consistent with previous years, target award opportunities under the MIP for corporate officers, including the NEOs other than the Chief Executive Officer, will range from 35% to 60% of base salary, with threshold and maximum award opportunities at 40% and 200% of target opportunities, respectively.  Sector heads and business unit general managers will continue to have 30% of their performance measured on earnings per share (“EPS”) performance and 70% on business unit objectives.  The majority of corporate staff officers will have 70% of their award based on total EPS and 30% on total division operating income.   The Committee also selected the CEO and the President-Industrial Sector as the participants for the MPIP for the fiscal year ending on December 31, 2005.  The performance goal for the participants in the MPIP will be diluted EPS, with the maximum award payment opportunity equal to 300% of the applicable participant’s base salary (subject to the plan limit of $3 million) if the performance is achieved.

Amendment of Management Performance Incentive Plan

On February 25, 2005 the Committee recommended and the Board approved an amendment to the MPIP in response to section 409A of the Internal Revenue Code (the “Code”), added by the American Jobs Creation Act of 2004. The guidance for Code section 409A provides that compensation paid to a service provider within 2½ months of the later of (i) the end of the taxable year of the service provider or (ii) the end of the taxable year of the service recipient, is not considered a deferral of compensation, and therefore not subject to Code section 409A.  The amendment to the MPIP provides that all payments under the plan will be made within 2½ months of the end of the Company’s fiscal year, and therefore no payments under the plan would be subject to Code section 409A.  A copy of the amendment to the MPIP is filed as Exhibit (10)O(ii) to this Form 10-K and is hereby incorporated by reference.

Non-Employee Director Compensation

The components of the overall compensation program for the Company’s non-employee directors include an annual retainer, Committee Chair fees, deferred stock units, an annual stock option grant, gift matching, travel insurance, and certain director liability protection.  A summary of the non-employee director compensation program is filed as Exhibit (10)V to this Form 10-K and is hereby incorporated by reference.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

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

Disclosures concerning policies of our Board of Directors, corporate governance principles and corporate ethics practices, including our Code of Conduct, are available on our website at www.ecolab.com/investor/governance.  Copies of our Code of Conduct as last amended in 1995 and the Code of Ethics for Senior Officers and Finance Associates adopted in 2003, are incorporated by reference as exhibits to this Form 10-K, and will be mailed free of charge to any shareholder upon request to the Corporate Secretary at our headquarters in St. Paul.  We intend to promptly disclose on our website should there be any amendments to, or waivers by the Board of Directors of, the Code of Conduct or the Code of Ethics for Senior Officers and Finance Associates.

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

Item 11.  Executive Compensation.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The material appearing under the headings entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference.  The holdings of Henkel Chemie VmbH and Henkel Corporation are subject to certain limitations with respect to our voting securities as more fully described in our Proxy Statement under the heading “Stockholder Agreement,” which is incorporated herein by reference.

The material appearing under the heading “Executive Compensation” pertaining to “Equity Compensation Plan Information” located in our Proxy Statement is incorporated herein by reference.

A total of 1,172,487 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K.  This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2004, which are actually issued and outstanding.

Item 13.  Certain Relationships and Related Transactions.

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

Item 14.  Principal Accountant Fees and Services.

The material appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

I(1).	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2004, 2003 and 2002, Annual Report page 31.

	(ii)	Consolidated Balance Sheet at December 31, 2004, 2003 and 2002, Annual Report page 32.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003 and 2002, Annual Report page 33.

	(iv)	Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002, Annual Report page 34.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 35 through 50.

	(vi)	Report of Independent Registered Public Accounting Firm, Annual Report page 51.

I(2).

The following financial statement schedule to the Company’s financial statements listed in Item 15.I(1). for the years ended December 31, 2004, 2003 and 2002 located on page 34 hereof, and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule at page 32 hereof, are filed as part of this Report.

	(i)	Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.

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

(3)	A.	Restated Certificate of Incorporation - Incorporated by reference to Exhibit (3) to our Form 8-K dated May 9, 2003.

	B.	By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.

(4)	A.	Common Stock - see Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate – Incorporated by reference to Exhibit (4)B of our Form 8-K dated December 6, 2004.

	C.	(i) Rights Agreement dated as of February 24, 1996 - Incorporated by reference to Exhibit (4) of our Form 8-K dated February 24, 1996.

(ii)

Amendment to Rights Agreement, dated and effective as of December 6, 2004, among Ecolab Inc., EquiServe Trust Company, N.A. and Computershare Investor Services, LLC - Incorporated by reference to Exhibit (4)A of our Form 8-K filed December 6, 2004.

	D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001 - Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.

E.

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and Bank One, NA (formerly known as The First National Bank of Chicago) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 - Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

G.	Form of 6.875% Note due February 2, 2011 - Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

H.	(i)

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

(10)A.     Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of August 13, 2004, by and among Ecolab Inc., Ecolab PTY Limited, Ecolab Finance PTY Limited, the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citicorp USA, Inc., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, JPMorgan Chase Bank, as syndication agent, and Credit Suisse First Boston, as documentation agent – Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended September 30, 2004.

B.      Documents comprising global Commercial Paper Programs

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

(ii)           U.S. $450,000,000 U.S. Commercial Paper Program

(a)           Form of Commercial Paper Dealer Agreement for 4 (2) Program.  Agreements have been executed with Salomon e)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)           Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent - Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.            (i)            Ecolab Inc. 1993 Stock Incentive Plan, as Amended and Restated as of May 12, 2000 - Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 2002.

(ii)           Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 1993 Stock Incentive Plan, as in effect for grants beginning May 14, 1993 through May 8, 1997 – Incorporated by reference to Exhibit (10)C of our Form 10-Q for the quarter ended June 30, 2004.

D.            (i)            Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

(ii)           Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000 – Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)          Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002 – Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

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

F.             (i)            Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004 – Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

(ii)           Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

(iii)          Master Agreement Relating to Options (as in effect through May 7, 2004) – Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iv)          Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004 – Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

G.            Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors – Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.            (i)            Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 - Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 1994.  See also Exhibit (10)N hereof.

(ii)           Amendment No. 1 to Ecolab Executive Death Benefits Plan – Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

(iii)          Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

I.              Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.  See also Exhibit (10)N hereof.

J.             Ecolab Executive Financial Counseling Plan.

K.            (i)            Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003 – Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)           Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

L.             (i)            Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002 - Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

(ii)           Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004.

M.           (i)            Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003 - Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003.  See also Exhibit (10)P hereof.

(ii)           Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Mirror Pension Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

N.            (i)            Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003 – Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)           Amendment No. 1 adopted December 16, 2004 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

O.            (i)            Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004 – Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

(ii)           Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan.

P.             Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002 - Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2001.

Q.            (i)            Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA - Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

(ii)           Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

(iii)          Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA - Incorporated by reference to Exhibit (10) of our Form 8-K dated November 30, 2001.

R.            (i)            Ecolab Inc. 2002 Stock Incentive Plan - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

(ii)           Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003 – Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)          Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003 – Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

S.             (i)            Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements – Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended March 31, 2004.

(ii)           Non-statutory Stock Option Agreement – Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.

(iii)          Mutual Release by Allan L. Schuman and Ecolab Inc. – Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

(iv)          Employment Agreement (Management) dated December 19, 1994 – Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.

T.            Named Executive Officer Salary, Stock Options and Bonus Table.

U.            Executive Compensation and Benefits Summary.

V.            Director Compensation and Benefits Summary.

(13)              Those portions of our Annual Report to Stockholders for the year ended December 31, 2004 which are incorporated by reference into Parts I and II hereof.

(14)               A.            Ecolab Code of Conduct – Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

B.            Code of Ethics for Senior Officers and Finance Associates – Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)               List of Subsidiaries as of February 28, 2005.

(23)               Consent of Independent Registered Public Accounting Firm at page        hereof is filed as a part hereof.

(24)               Powers of Attorney.

(31)               Rule 13a-14(a) Certifications.

(32)               Section 1350 Certifications.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description
(10)C.	Ecolab Inc. 1993 Stock Incentive Plan.

(10)D.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)E.	1995 Non-Employee Director Stock Option Plan.

(10)F.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)S.	Transition Agreement and related arrangements of Allan L. Schuman.

(10)T.	Named Executive Officer Salary, Stock Options and Bonus Table.

(10)U.	Executive Compensation and Benefits Summary.

(10)V.	Director Compensation and Benefits Summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2005.

ECOLAB INC.
(Registrant)

By	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 3rd day of March, 2005.

/s/Douglas M. Baker, Jr.	President and
Douglas M. Baker, Jr.	Chief Executive Officer
(Principal Executive Officer and Director)

/s/Steven L. Fritze	Executive Vice President and
Steven L. Fritze	Chief Financial Officer
(Principal Financial Officer)

/s/Daniel J. Schmechel	Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for:
Les S. Biller, Richard U. De Schutter, Stefan
Hamelmann, Jerry A. Grundhofer, James J.
Howard, Joel W. Johnson, Jochen Krautter,
Jerry W. Levin, Ulrich Lehner, Robert L.
Lumpkins, Beth M. Pritchard and Allan L.
Schuman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 24, 2005 appearing in the 2004 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 24, 2005

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 33-26241; 33-34000; 33-56151; 333-18627; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; and 333-115568) of our reports dated February 24, 2005 relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in the 2004 Annual Report to Shareholders of Ecolab Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 24, 2005 relating to the financial statement schedule of Ecolab Inc. which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
March 3, 2005

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.
(In Thousands)

		COL. C
COL. A	COL. B	Additions		COL. D	COL. E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (A)	Deductions (B)	Balance at End of Period (C)

Allowance for Doubtful Accounts:

Year Ended December 31, 2004	$44,011	$14,278	$2,414	$(16,504)	$44,199

Year Ended December 31, 2003	$35,995	$18,403	$3,669	$(14,056)	$44,011

Year Ended December 31, 2002	$30,297	$17,220	$2,232	$(13,754)	$35,995

(A)  Included primarily the effects of changes in currency translation.

(B)   Uncollectible accounts charged off, net of recovery of accounts previously written off.

(C)   Includes an allowance of approximately $6 million for the expected return of products shipped, credits related to pricing or quantities shipped.  All of the returns and credit activity is recorded directly to accounts receivable or sales.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.			Document	Method of Filing

(3)	A.		Restated Certificate of Incorporation.	Incorporated by reference to Exhibit (3) to our Current Report on Form 8-K dated May 9, 2003.

	B.		By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report, for the year ended December 31, 1998.

(4)	A.		Common Stock.	See Exhibits (3)A and (3)B.

	B.		Form of Common Stock Certificate.	Incorporated by reference to Exhibit (4)B of our Form 8-K dated December 6, 2004.

	C.	(i)	Rights Agreement dated as of February 24, 1996.	Incorporated by reference to Exhibit (4) of our Current Report on Form 8-K dated February 24, 1996.

		(ii)	Amendment to Rights Agreement, dated and effective as of December 6, 2004, among Ecolab Inc., EquiServe Trust Company, N.A. and Computershare Investor Services, LLC	Incorporated by reference to Exhibit (4)A of our Form 8-K filed December 6, 2004.

	D.		Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.

Exhibit No.			Document	Method of Filing

	E.		Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A. (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	F.		Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	G.		Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

	H.	(i)	Trust Deed dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between Ecolab Inc. and JPMorgan Chase Bank, London Branch.	Incorporated by reference to Exhibit (4)H(i) of our Form 10-K Annual Report for the year ended December 31, 2001.

		(ii)	Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Note due 2007 among Ecolab Inc., JPMorgan Chase Bank, London Branch, J.P. Morgan Bank Luxembourg S.A. and others.	Incorporated by reference to Exhibit (4)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2001.

(10)	A.

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

Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended September 30, 2004.

Exhibit No.	Document			Method of Filing

B.	Documents comprising global Commercial Paper Programs.

	(i)	U.S. $200,000,000 Euro-Commercial Paper Programme.

(a)

Dealer Agreement dated as of 10 June 2003 among Ecolab Inc., Credit Suisse First Boston (Europe) Limited as Arranger, and Citibank International plc and Credit Suisse First Boston (Europe) Limited as Dealers.

Incorporated by reference to Exhibit (10)A(i)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b)	Note Agency Agreement dated as of 10 June 2003 between Ecolab Inc. and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)A(i)(b) of our Form 10-Q for the quarter ended June 30, 2003.

		(c)	Deed of Covenant made as of 10 June 2003 by Ecolab Inc.	Incorporated by reference to Exhibit (10)A(i)(c) of our Form 10-Q for the quarter ended June 30, 2003.

	(ii)	U.S. $450,000,000 U.S. Commercial Paper Program.

		(a)	Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b)	Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.		Document	Method of Filing

C.	(i)	Ecolab Inc. 1993 Stock Incentive Plan, as Amended and Restated as of May 12, 2000.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 2002.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 1993 Stock Incentive Plan, as in effect for grants beginning May 14, 1993 through May 8, 1997.	Incorporated by reference to Exhibit (10)C of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

E.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1994.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K for the year ended December 31, 1999.

Exhibit No.		Document	Method of Filing

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

F.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Filed herewith electronically.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

Exhibit No.		Document	Method of Filing

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Filed herewith electronically.

J.		Ecolab Executive Financial Counseling Plan.	Filed herewith electronically.

K.	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.	Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.

Exhibit No.		Document	Method of Filing

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Filed herewith electronically.

L.	(i)	Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002.	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

	(ii)	Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004.	Filed herewith electronically.

M.	(i)	Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003. See also Exhibit (10)P hereof.

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Mirror Pension Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Filed herewith electronically.

N.	(i)	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003.	Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2003.

Exhibit No.		Document	Method of Filing

(ii)

Amendment No. 1 adopted December 16, 2004 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Filed herewith electronically.

O.	(i)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

	(ii)	Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan.	Filed herewith electronically.

P.		Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002.	Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2001.

Q.	(i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

	(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

	(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 8-K dated November 30, 2001.

Exhibit No.		Document	Method of Filing

R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

	(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

S.	(i)	Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended March 31, 2004.

	(ii)	Non-statutory Stock Option Agreement.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.

	(iii)	Mutual Release by Allan L. Schuman and Ecolab Inc.	Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

	(iv)	Employment Agreement (Management) dated December 19, 1994.	Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.

T.		Named Executive Officer Salary, Stock Options and Bonus Table.	Filed herewith electronically.

	U.	Executive Compensation and Benefits Summary.	Filed herewith electronically.

	V.	Director Compensation and Benefits Summary.	Filed herewith electronically.

(13)		Those portions of our Annual Report to Stockholders for the year ended December 31, 2004 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14)	A.	Ecolab Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

	B.	Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)		List of Subsidiaries as of February 28, 2005.	Filed herewith electronically.

(23)		Consent of Independent Registered Public Accounting Firm at page 33 hereof is filed as a part hereof.	See page 33 hereof.

(24)		Powers of Attorney.	Filed herewith electronically.

(31)		Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)		Section 1350 Certifications.	Filed herewith electronically.