Form 10-Q
period 2005-03-31
ECOLAB INC
filed 2005-05-06
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒          No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2005.

255,384,521 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Stock-Based Compensation
		3.	Selected Balance Sheet Information
		4.	Financial Instruments
		5.	Comprehensive Income
		6.	Special Charges
		7.	Business Acquisitions and Investments
		8.	Net Income Per Common Share
		9.	Pension and Postretirement Plans
		10.	Operating Segments
		11.	Goodwill and Other Intangible Assets
		12.	New Accounting Pronouncements

Review Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
	•	Overview
	•	Results of Operations – First Quarter Ended March 31, 2005
	•	Financial Position and Liquidity
	•	Subsequent Event

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 6. Exhibits.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net sales	$1,069,880	$979,371

Cost of sales (including income from special charges of $50 in 2004)	526,556	474,094

Selling, general and administrative expenses	416,955	385,333

Special charges	—	3,805

Operating income	126,369	116,139

Interest expense, net	11,190	11,173

Income before income taxes	115,179	104,966

Provision for income taxes	40,531	38,960

Net income	$74,648	$66,006

Basic net income per common share	$0.29	$0.26

Diluted net income per common share	$0.29	$0.25

Dividends declared per common share	$0.0875	$0.0800

Weighted-average common shares outstanding
Basic	256,272	257,025
Diluted	260,044	260,227

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	March 31 2005	December 31 2004
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$83,447	$71,231

Accounts receivable, net	767,857	738,266

Inventories	345,921	338,603

Deferred income taxes	75,821	76,038

Other current assets	73,962	54,928

Total current assets	1,347,008	1,279,066

Property, plant and equipment, net	838,759	834,730

Goodwill	1,001,794	991,811

Other intangible assets, net	230,700	229,095

Other assets, net	380,073	381,472

Total assets	$3,798,334	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	March 31 2005	December 31 2004
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$276,282	$56,132

Accounts payable	257,933	269,561

Compensation and benefits	182,014	231,856

Income taxes	36,349	22,709

Other current liabilities	362,324	359,289

Total current liabilities	1,114,902	939,547

Long-term debt	566,636	645,445

Postretirement health care and pension benefits	296,645	270,930

Other liabilities	288,570	297,733

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding:
March 31, 2005 – 255,313; December 31, 2004 – 257,542)	1,531,581	1,562,519

Total liabilities and shareholders’ equity	$3,798,334	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in thousands)	2005	2004
	(unaudited)

OPERATING ACTIVITIES

Net income	$74,648	$66,006

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,953	53,309
Amortization	9,088	7,977
Deferred income taxes	(1,590)	1,822
Disposal loss	—	3,980
Other, net	37	(91)
Changes in operating assets and liabilities:
Accounts receivable	(25,556)	(4,341)
Inventories	(7,715)	(5,170)
Other assets	(7,867)	(19,146)
Accounts payable	(12,451)	(2,863)
Other liabilities	(18,954)	(10,940)

Cash provided by operating activities	$65,593	$90,543

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in thousands)	2005	2004
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(58,156)	$(68,454)
Property disposals	234	3,729
Capitalized software expenditures	(2,706)	(701)
Businesses acquired and investments in affiliates, net of cash acquired	(20,980)	(118,250)
Sale of businesses and assets	800	—

Cash used for investing activities	(80,808)	(183,676)

FINANCING ACTIVITIES

Net issuances of notes payable	145,046	96,754
Long-term debt borrowings	1,285	582
Long-term debt repayments	(1,582)	(117)
Reacquired shares	(118,569)	(34,876)
Cash dividends on common stock	(22,590)	(20,596)
Exercise of employee stock options	23,804	11,662
Other, net	—	(37)

Cash provided by financing activities	27,394	53,372

Effect of exchange rate changes on cash	37	457

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,216	(39,304)

Cash and cash equivalents, beginning of period	71,231	85,626

Cash and cash equivalents, end of period	$83,447	$46,322

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2004 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 21, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the first quarters ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts in the following table:

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Stock-Based Compensation (continued)

	First Quarter Ended March 31
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net income, as reported	$74,648	$66,006

Add: Stock-based employee compensation expense included in reported net income, net of tax	61	56

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(5,283)	(4,791)

Pro forma net income	$69,426	$61,271

Basic net income per common share
As reported	$0.29	$0.26
Pro forma	0.27	0.24

Diluted net income per common share
As reported	0.29	0.25
Pro forma	$0.27	$0.24

3. Selected Balance Sheet Information

(amounts in thousands)	March 31 2005	December 31 2004
	(unaudited)
Inventories
Finished goods	$179,412	$167,787
Raw materials and parts	176,674	176,336
Excess of fifo cost over lifo cost	(10,165)	(5,520)
Total	$345,921	$338,603

Other intangible assets, net
Customer relationships	$193,718	$189,572
Intellectual property	41,030	38,130
Trademarks	63,329	62,874
Other intangibles	7,532	17,104
Total	305,609	307,680
Accumulated amortization
Customer relationships	(47,976)	(43,798)
Intellectual property	(8,315)	(7,726)
Trademarks	(13,715)	(12,764)
Other intangibles	(4,903)	(14,297)
Other intangible assets, net	$230,700	$229,095

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Selected Balance Sheet Information (continued)

(amounts in thousands)	March 31 2005	December 31 2004
	(unaudited)
Shareholders’ equity
Common stock	$317,126	$315,743
Additional paid-in capital	531,996	501,809
Retained earnings	1,638,165	1,585,957
Deferred compensation, net	(392)	(414)
Accumulated other comprehensive income	75,979	72,160
Treasury stock	(1,031,293)	(912,736)
Total	$1,531,581	$1,562,519

Accumulated other comprehensive income as of March 31, 2005 consists of $14.3 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $90.3 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2004 consists of $14.9 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $87.1 million of cumulative translation income.

4. Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent Euronotes, due February 2007. The company has designated this Euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the portion of the Euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the Euronotes charged to shareholders’ equity were gains of approximately $1.8 million and losses of approximately $14.6 million for the first quarter of 2005 and 2004, respectively.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in thousands)	2005	2004
	(unaudited)

Net income	$74,648	$66,006

Foreign currency translation	3,232	24,008

Derivative instruments	586	254

Comprehensive income	$78,466	$90,268

6. Special Charges

In the first quarter of 2002, management approved plans to undertake restructuring and cost saving actions during 2002, including costs related to the integration of the company’s European operations.  These actions included global workforce reductions, facility closings, and product line discontinuations.  These actions were substantially completed by December 31, 2003.  Remaining amounts accrued at December 31, 2003 and through December 31, 2004 primarily represented contractual periodic payments to be made over time.  At December 31, 2004, the accrued restructuring liabilities were satisfied.

The first quarter of 2004 includes the reversal of $225,000 of previously accrued estimated severance and lease termination costs.  Of the $225,000 reversed for the first quarter of 2004, $50,000 is included as a component of cost of sales.

Also included in “Special Charges” in the first quarter of 2004 is a loss related to the disposal of the grease management product line of the Institutional division of the U.S. Cleaning & Sanitizing segment of $4.0 million ($2.4 million after tax).

Remaining restructuring liabilities of approximately $3,705,000 at March 31, 2004 are classified as a component of other current liabilities.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Business Acquisitions and Investments

In January 2005, the company acquired Associated Chemicals & Services, Inc. (aka Midland Research), a water treatment business.  Midland had annual sales of approximately $16 million and their operations became part of the company’s United States Cleaning & Sanitizing and International operations.

In February 2005, the company acquired YSC Chemical Company (YSC) based in Bangkok, Thailand.  YSC provides floor cleaning and finishing products in East Asia.  YSC had annual sales of approximately $3 million and their operations became part of the company’s International operations.

The total cash paid for acquisitions and investments in affiliates was $21.0 million and $118.3 million during the first quarter of 2005 and 2004, respectively.  Cash paid for acquisitions in 2004 included payments of restructuring costs related to the integration of the former Henkel-Ecolab European joint venture that were accrued in 2002.  The aggregate purchase price has been reduced for any cash or cash equivalents acquired with the acquisitions.  The allocation of the purchase price contains adjustments to preliminary allocations from prior periods, if any.

Based upon purchase price allocations, some of which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the three months ended March 31, 2005 and 2004, and the allocation of the purchase prices, were as follows:

(unaudited)
(amounts in millions)	2005	2004
Net tangible assets acquired	$3	$(6)
Identifiable intangible assets	7	42
Goodwill	11	82
Purchase price	$21	$118

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2005 were as follows:

	United States
(unaudited) (thousands)	Cleaning & Sanitizing	Other Services	Total	International	Consolidated
Balance as of December 31, 2004	$177,213	$48,929	$226,142	$765,669	$991,811
Goodwill acquired during quarter	9,548	—	9,548	1,244	10,792
Goodwill related to dispositions	—	—	—	(376)	(376)
Foreign currency translation	—	—	—	(433)	(433)
Balance as of March 31, 2005	$186,761	$48,929	$235,690	$766,104	$1,001,794

Goodwill acquired in 2005 also includes adjustments to prior year acquisitions.  Goodwill disposed of in 2005 relates to the sale of a small business in Europe.

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

In April 2005, the company expanded its European food and beverage hygiene business through the purchase of certain operations of Kilco Chemicals Ltd. Based near Belfast, Northern Ireland, Kilco offers products, systems and services for the food and beverage processing industry.  Kilco had sales of approximately $5 million annually, and these operations will become part of the company’s International operations.

8. Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended March 31
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net income	$74,648	$66,006

Weighted-average common shares outstanding
Basic	256,272	257,025
Effect of dilutive stock options and awards	3,772	3,202
Diluted	260,044	260,227

Net income per common share
Basic	$0.29	$0.26
Diluted	$0.29	$0.25

Stock options to purchase approximately 4.2 million and 4.7 million shares for the first quarters ended March 31, 2005 and 2004, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the first quarter are as follows:

					U.S.
			International		Postretirement Health
(unaudited)	U.S. Pension Benefits		Pension Benefits		Care Benefits
(amounts in thousands)	2005	2004	2005	2004	2005	2004
Service cost	$9,737	$7,863	$3,379	$3,356	$771	$799
Interest cost on benefit obligation	9,467	8,548	4,783	4,519	2,215	2,368
Expected return on plan assets	(13,279)	(12,540)	(3,011)	(2,784)	(443)	(465)
Amortization of prior service cost (benefit)	385	434	(1)	30	(1,415)	(1,424)
Amortization of unrecognized transition (asset)/obligation	(176)	(351)	88	89	—	—
Recognition of net actuarial loss	2,507	1,380	442	464	1,434	1,737

Total expense	$8,641	$5,334	$5,680	$5,674	$2,562	$3,015

The company previously disclosed in its financial statements for the year ended December 31, 2004, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans in 2005.  During the first quarter ended March 31, 2005, no contributions were made to those plans. The company is not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans for the remainder of 2005.  The maximum tax deductible contribution for 2005 is $45 million for the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $4.3 million to its international pension benefit plans during the quarter ended March 31, 2005.  The company estimates that it will contribute approximately $13 million to the international pension benefit plans during the remainder of 2005.

10. Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(amounts in thousands)	2005	2004
	(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$467,179	$430,734
Other Services	85,810	77,775
Total	552,989	508,509
International	505,034	483,807
Effect of foreign currency translation	11,857	(12,945)
Consolidated	$1,069,880	$979,371

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Operating Segments (continued)

	First Quarter Ended
	March 31
(amounts in thousands)	2005	2004
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$76,444	$77,290
Other Services	8,471	5,198
Total	84,915	82,488
International	40,009	38,513
Corporate expense	—	(3,755)
Effect of foreign currency translation	1,445	(1,107)
Consolidated	$126,369	$116,139

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2005.

Corporate operating expense in the first quarter ended March 31, 2004 includes income from reductions in restructuring accruals of $0.2 million.  Corporate expense for the first quarter ended March 31, 2004 also includes a charge of $4.0 million related to the disposal of the grease management product line.

11. Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter.  If circumstances change significantly within a reporting unit, the company would test it for impairment prior to the annual test for impairment.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 13 and 14 years as of March 31, 2005 and 2004, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2005 and 2004 was approximately $6.0 million and $5.4 million, respectively.  As of March 31, 2005, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

ECOLAB INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Goodwill and Other Intangible Assets (continued)

(unaudited)
(amounts in thousands)
2005 (Remainder: nine-month period)	$18,962
2006	24,389
2007	24,031
2008	23,810
2009	22,317

12. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”).  The Securities and Exchange Commission (SEC) staff issued in March 2005 Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information investors receive.  SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS No. 123R will require the company to expense share-based payment awards with compensation cost measured at the fair value of the award.  Based on recent guidance issued by the SEC, SFAS No. 123R requires the company to adopt the new accounting provisions beginning in the first quarter of 2006.  The company expects to restate prior period results as part of its transition to the new standard in line with the pro forma amounts historically shown in the notes to consolidated financial statements.

In December 2004, the FASB issued an FSP titled “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Act”) (FSP 109-1).  Under the guidance in FSP 109-1, the deduction received under the provisions of the Act will be treated as a “special deduction” as described in SFAS No. 109.  As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date.  Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the company’s tax return.  The company began including the modest benefits from this deduction in tax expense beginning in 2005.

In December 2004, the FASB issued an FSP titled “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2).  FSP 109-2 allows the company time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the Act on its plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109.  The Act includes a deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the Act, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings.  Companies may elect to apply this provision to qualifying earnings repatriations in 2005.  The company has begun an evaluation of the effects of the repatriation provisions; however, the company does not expect to be able to complete this evaluation until Congress or the Treasury Department provides additional clarifying language on key elements of the provision.  The company expects to complete its evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors
Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. as of March 31, 2005, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the interim consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectives of the company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 24, 2005, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002).  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 21, 2005

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition.  The discussion should be read in conjunction with the unaudited consolidated financial information and related notes included in this Form 10-Q.

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

Overview for the Quarter Ended March 31, 2005

The first quarter of 2005 provided another quarter of sales and operating income growth causing diluted net income per share to rise 16 percent to $0.29 per share.  The strong earnings performance leveraged continued growth in domestic and international businesses as well as favorable currency translation and lower income tax rates.

Operating Performance

•                  Sales of our United States Cleaning & Sanitizing operations rose 8 percent to $467 million in the first quarter of 2005, showing an increase in sales in all divisions.  Kay sales were up 20 percent and Food & Beverage, including the acquired Alcide business, had sales growth of 13 percent over the first quarter of 2004.  Institutional showed steady sales growth over last year.

•                  First quarter sales for our United States Other Services operations increased 10 percent to $86 million.  Both Pest Elimination, with sales growth of 12 percent, and GCS, with sales growth of 8 percent, contributed to the strong overall sales increase.

•                  Sales of our International operations rose 4 percent to $505 million in the first quarter when measured in fixed currency rates.  Asia Pacific, Latin America and Canada all showed good sales growth while sales in Europe grew modestly.  At public currency rates, International sales increased 10 percent.

•                  Operating income for U.S. Cleaning & Sanitizing was negatively impacted in the first quarter of 2005 by rising raw material costs.  Our raw material cost contracts and arrangements tended to post cost increases early in 2005. The company has implemented selling price increases and will continue to pursue increases as customer contracts renew during the year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Cash provided by operating activities for the first quarter of $66 million helped us to repurchase 3.6 million shares, make acquisitions and meet our ongoing obligations and commitments.

•                  Currency translation continued to have a positive impact on our income growth during the first quarter, adding approximately $1.5 million to net income compared with the first quarter 2004 benefit of $2.6 million.

•                  An improvement in our income tax rate from 37.1 percent in the first quarter of 2004 to 35.2 percent in 2005 added approximately $2.1 million to net income.  The first quarter 2005 had one-time items including a deduction for product contributed to the tsunami relief efforts and a tax credit for a state settlement.

•                  Diluted net income per share was $0.29 for the first quarter of 2005, up 16 percent from $0.25 in the comparable period of 2004.  Earnings for the first quarter of 2004 included an after-tax charge of $2.4 million related to the disposal of a grease management product line.

Results of Operations - First Quarter Ended March 31, 2005

Consolidated net sales for the first quarter ended March 31, 2005 were $1.070 billion, an increase of 9 percent over net sales of $979 million in the first quarter of last year.  Excluding acquisitions and divestitures, consolidated net sales increased 8 percent in the first quarter.  Changes in currency translation positively impacted sales growth by approximately 2.6 percentage points for the first quarter.  Sales benefited from customer gains, additional sales to existing customers and investments in new products and the sales and service force.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.8 percent and 51.6 percent of net sales for the first quarter ended March 31, 2005 and 2004, respectively.  The decrease reflects higher delivered product costs and a less favorable business mix which were partially offset by selling price increases and cost savings.

Selling, general and administrative expenses were 39.0 percent and 39.3 percent of consolidated net sales for the first quarter of 2005 and 2004, respectively.  Selling, general and administrative expenses as a percent of sales improved primarily due to sales leverage and aggressive cost savings programs which offset business investments.

Net income totaled $75 million, for the first quarter of 2005 and $66 million for the comparable period of 2004.  On a per share basis, diluted net income per common share was $0.29 for the first quarter of 2005 and increased 16 percent over diluted net income per share of $0.25 in the first quarter of 2004.  Net income for the first quarter of 2004 included an after-tax charge of $2.4 million related to the disposal of the grease management product line.  Currency translation positively impacted net income growth by approximately $1.5 million for the first quarter of 2005 compared to last year’s first quarter benefit of $2.6 million.  The comparison of net income also benefited from a lower income tax rate in 2005 of 35.2 percent versus an income tax rate of 37.1 percent in the first quarter of 2004.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2005 (continued)

Sales for each of our reportable segments for the quarters ended March 31, 2005 and 2004 are as follows:

	First Quarter Ended
	March 31
(amounts in thousands)	2005	2004
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$467,179	$430,734
Other Services	85,810	77,775
Total	552,989	508,509
International	505,034	483,807
Effect of foreign currency translation	11,857	(12,945)
Consolidated	$1,069,880	$979,371

The following table shows the increase or growth in sales for the first quarter ended March 31, 2005 over the first quarter of 2004 by operating segment:

Percent Change
First Quarter
Net Sales
United States Cleaning & Sanitizing
Institutional	4%
Kay	20
Textile Care	10
Professional Products	11
Healthcare	14
Water Care Services	33
Vehicle Care	14
Food & Beverage	13
Total United States Cleaning & Sanitizing	8%
United States Other Services
Pest Elimination	12%
GCS Service	8
Total United States Other Services	10%
Total United States	9%
International
Europe	2%
Asia Pacific	7
Latin America	15
Canada	9
Total International	4%
Consolidated (management rates)	7%
Consolidated (public rates)	9%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2005 (continued)

Sales of our United States Cleaning & Sanitizing operations were $467 million, an increase of 8 percent compared with sales of $431 million in the first quarter of last year.  Excluding acquisitions and divestitures, sales increased 7 percent.  Sales benefited from double-digit growth in Kay and Food & Beverage as well as improving trends in Institutional.  All divisions within U.S. Cleaning & Sanitizing showed sales increases in the first quarter of 2005 when compared to the same period in 2004.  The increase in sales of our Institutional division reflects good growth in end market segments and the successful introduction of new products and program initiatives.  The hospitality and foodservice end markets continue to show good growth as well.  Excluding the acquisition of Daydots and the disposition of a grease management product line, sales growth for Institutional was 5 percent.  Kay’s sales increase reflects solid growth for the quarter in sales to quickservice restaurants as well as new account growth, better account penetration, more effective field sales coverage and new products and programs.  Textile Care sales increased in the first quarter of 2005 due to corporate account gains made in early 2004 as well as improved account retention.  Sales of our Professional Products operations increased due to strong growth in the corporate account and distributor segments.  Excluding acquisitions, Professional Product sales increased 7 percent.  Our Healthcare division reported a strong sales increase versus last year due to good sales of instrument care solids and waterless skincare products.  Our Food & Beverage operations reported a sales increase due to gains in the dairy, food, soft drink, brewery and agri markets primarily due to increased sales at existing customers.  Excluding acquisitions, Food & Beverage sales increased 3 percent.  Water Care Services had strong growth in sales to the food & beverage market which is being driven by emphasizing our Circle the Customer strategy.  Excluding the acquisition of Midland, Water Care Services sales rose 6 percent.  Vehicle Care sales increased primarily due to corporate account gains made in 2004 and improved end market conditions.

Sales of our United States Other Services operations totaled $86 million for the first quarter of 2005, an increase of 10 percent over net sales of $78 million in the first quarter of last year.  Pest Elimination sales increased with strong growth in core pest elimination contract services, double-digit sales growth in non-contract services, driven primarily by increases in one-shot services and termite work, and strong growth in its food safety audit business.  GCS Service sales showed a good increase over last year as both direct part sales and service and installed parts sales were higher than last year.  This sales increase was due to improved customer service satisfaction and increased technician productivity.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2005 (continued)

Management rate sales for our International operations were $505 million for the first quarter of 2005, an increase of 4 percent over sales of $484 million in the comparable quarter of last year.  Excluding the effects of acquisitions and divestitures, sales in our International operations increased 3 percent at management rates for the first quarter.  Sales in Europe, excluding acquisitions and divestitures, were flat for the first quarter of 2005.  Solid sales gains in eastern, northern and western Europe from new customers and new products were offset by consumption declines in central Europe.  Sales for Asia Pacific increased 8 percent for the first quarter of 2005 when adjusted for acquisitions and divestitures, led by strong sales growth in Japan and East Asia.  Excluding acquisitions, Latin America sales increased 14 percent for the quarter.  Sales were strong throughout the region with double-digit increases in Mexico, Argentina, Chile and Central America.  Sales in Canada increased 8 percent excluding acquisitions due to good results in all divisions.

Operating income for each of our reportable segments for the quarters ended March 31, 2005 and 2004 are as follows:

	First Quarter Ended
	March 31
(amounts in thousands)	2005	2004
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$76,444	$77,290
Other Services	8,471	5,198
Total	84,915	82,488
International	40,009	38,513
Corporate expense	—	(3,755)
Effect of foreign currency translation	1,445	(1,107)
Consolidated	$126,369	$116,139

Operating income of our United States Cleaning & Sanitizing operations decreased 1 percent from operating income in the first quarter of 2004.  Excluding acquisitions and divestitures, operating income decreased 3 percent in the first quarter.  The operating income margin for the U.S. Cleaning & Sanitizing segment decreased to 16.4 percent of net sales from 17.9 percent in the first quarter of last year.  Excluding acquisitions and divestitures, the operating income margin for 2005 was 16.7 percent of net sales as compared to 18.3 percent in the first quarter of last year.  The decrease in our operating income margin reflects the benefits of the higher sales, cost efficiencies and increased pricing being more than offset by higher delivered product costs, higher pension costs and a less favorable business mix.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2005 (continued)

First quarter 2005 operating income of our United States Other Services operations increased 63 percent over the first quarter of 2004. The operating income margin for United States Other Services increased to 9.9 percent of net sales from 6.7 percent for the first quarter of last year.  Other Services benefited from a $0.5 million and $1.5 million patent settlement in the first quarter of 2005 and 2004, respectively.  The improvement in operating income reflects the benefits of the higher sales volume and improved efficiency in operations.

Operating income of our International operations increased 4 percent for the first quarter of 2005 at management rates.  Excluding acquisitions and divestitures, operating income increased 1 percent over the comparable quarter of last year.  The reported operating income margin was 7.9 percent and 8.0 percent for the first quarter ended March 31, 2005 and 2004, respectively.  Excluding acquisitions and divestitures, the operating income margin for International decreased in the first quarter of 2005 to 7.8 percent of net sales from 8.0 percent in the first quarter of last year.  International operating income was favorably impacted by sales growth, pricing initiatives and cost efficiencies which were partially offset by higher delivered product costs and a less favorable business mix.

Corporate operating expense of $3.8 million for the quarter ended March 31, 2004 includes a charge of $4.0 million related to the disposal of the grease management product line offset by a reduction in restructuring accruals of $0.2 million.

Net interest expense totaled $11.2 million in both the first quarter of 2005 and 2004.  An increase in our U.S. interest expense due to higher commercial paper borrowings was offset by a decrease in our International interest expense as we refinanced our Australian commercial paper at the end of 2004.

The provision for income taxes for the first quarter of 2005 reflected an income tax rate of 35.2 percent as compared to an income tax rate of 37.1 percent for 2004.  Excluding one-time benefits, the estimated effective income tax rate for the first quarter 2005 was 36.2 percent.  The reduction in the 2005 effective tax rate is due to expected benefits provided for production activities under the American Jobs Creation Act, tax savings efforts, lower international rates and one-time benefits recorded in the first quarter of 2005.

Financial Position and Liquidity

Total assets were $3.798 billion at March 31, 2005, an increase of $82 million, or 2 percent, over total assets at year-end 2004.  A portion of this increase is due to trade accounts receivable being up $29.6 million from year-end 2004 primarily due to an increase in days sales outstanding since year-end 2004 which was caused by sales patterns, the timing of customer payments and a shift in geographic mix. We believe this increase is temporary and not indicative of a permanent deterioration in our receivables.  Also, approximately $25 million of assets were acquired in the first quarter through the acquisition of Midland Research and YSC Chemical Company.  The exchange value of currency had a minor impact on the change in assets.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Total debt was $843 million at March 31, 2005, up from total debt of $702 million at year-end 2004, primarily related to the planned repurchase of 3.6 million shares ($119 million) and the financing of acquisitions.  The ratio of total debt to capitalization was 35 percent at March 31, 2005 compared to 31 percent at December 31, 2004 due to an increase in total debt outstanding.  We are in compliance with all of our debt covenants and believe we have ample borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $66 million and $91 million, for the first quarter of 2005 and 2004, respectively.  Operating cash flows for 2005 decreased over 2004 primarily due to the increase in accounts receivable in the first quarter of 2005 due to the higher sales volume and timing of customer payments.  Operating cash flow for the first quarter of 2005 was also lower due to increased payments for bonuses in the first quarter of 2005 over 2004 and timing of accounts payable payments.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2005, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and share repurchases from operating activities, cash reserves and short-term borrowings.  In the event of a significant acquisition or other significant funding need, funding may occur through additional long-term borrowing.

Subsequent Event

In April 2005, we expanded our European food and beverage hygiene business through the purchase of certain operations of Kilco Chemicals Ltd.  Based near Belfast, Northern Ireland, Kilco offers products, systems and services for the food and beverage processing industry.  Sales are approximately $5 million annually, and these operations will become part of our International operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We primarily use interest rate swaps and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to the notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2004.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.  Controls and Procedures.

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include improving business trends, expected strategic investments in the business, our international pension plans, favorable liquidity, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts available to the public.

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

•                  restraints on pricing flexibility due to competitive factors and customer or vendor consolidations, and existing contractual obligations;

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

•                  economic factors such as the worldwide economy, interest rates and currency movements, including, in particular, our exposure to foreign currency risk;

•                  the occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war (including acts of terrorism or hostilities which impact our markets), (d) natural or manmade disasters or, (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality, and travel industries;

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

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2005	816,178	$33.8116	814,500	14,961,200
February 1-28, 2005	1,175,949	$32.4196	1,169,200	13,792,000
March 1-31, 2005	1,622,821	$32.5660	1,600,000	12,192,000
Total	3,614,948	$32.7996	3,583,700	12,192,000

(1)          Includes brokerage commissions paid, plus the value of 31,248 shares reacquired from employees and/or directors either as swaps for the cost of stock options or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

(2)          On October 17, 2003 our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  On December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under such authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.    Exhibits.

(a)                                  The following documents are filed as exhibits to this report:

(15)                                                                Letter regarding unaudited interim financial information.

(31)                                                                Rule 13a – 14(a) Certifications.

(32)                                                                Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 6, 2005	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a-14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically