Form 10-Q
period 2005-06-30
ECOLAB INC
filed 2005-08-04
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2005.

255,748,469 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Condensed Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Stock-Based Compensation
		3.	Selected Balance Sheet Information
		4.	Financial Instruments
		5.	Comprehensive Income
		6.	Special Charges
		7.	Business Acquisitions and Investments
		8.	Net Income Per Common Share
		9.	Pension and Postretirement Plans
		10.	Operating Segments
		11.	Goodwill and Other Intangible Assets
		12.	New Accounting Pronouncements

Review Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements and Risk Factors

PART II	OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net sales	$1,158,664	$1,042,711

Cost of sales (including income from special charges of $16 in 2004)	570,659	504,609

Selling, general and administrative expenses	441,626	402,487

Special charges (income)	—	(254)

Operating income	146,379	135,869

Interest expense, net	12,184	11,217

Income before income taxes	134,195	124,652

Provision for income taxes	47,618	46,359

Net income	$86,577	$78,293

Basic net income per common share	$0.34	$0.30

Diluted net income per common share	$0.33	$0.30

Dividends declared per common share	$0.0875	$0.0800

Weighted-average common shares outstanding
Basic	255,474	257,135
Diluted	258,872	260,905

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net sales	$2,228,544	$2,022,082

Cost of sales (including income from special charges of $66 in 2004)	1,097,215	978,703

Selling, general and administrative expenses	858,581	787,820

Special charges	—	3,551

Operating income	272,748	252,008

Interest expense, net	23,374	22,390

Income before income taxes	249,374	229,618

Provision for income taxes	88,149	85,319

Net income	$161,225	$144,299

Basic net income per common share	$0.63	$0.56

Diluted net income per common share	$0.62	$0.55

Dividends declared per common share	$0.1750	$0.1600

Weighted-average common shares outstanding
Basic	255,873	257,080
Diluted	259,479	260,645

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	June 30 2005	December 31 2004
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$110,023	$71,231

Accounts receivable (net of allowance of $41,043 at June 30, 2005 and $44,199 at December 31, 2004)	767,612	738,266

Inventories	334,816	338,603

Deferred income taxes	73,962	76,038

Other current assets	69,174	54,928

Total current assets	1,355,587	1,279,066

Property, plant and equipment, net	833,025	834,730

Goodwill	958,848	991,811

Other intangible assets, net	218,046	229,095

Other assets, net	364,977	381,472

Total assets	$3,730,483	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	June 30 2005	December 31 2004
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$230,530	$56,132

Accounts payable	249,437	269,561

Compensation and benefits	180,673	231,856

Income taxes	33,056	22,709

Other current liabilities	374,689	359,289

Total current liabilities	1,068,385	939,547

Long-term debt	537,912	645,445

Postretirement health care and pension benefits	287,459	270,930

Other liabilities	283,800	297,733

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2005 – 255,592; December 31, 2004 – 257,542)	1,552,927	1,562,519

Total liabilities and shareholders’ equity	$3,730,483	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(amounts in thousands)	2005	2004
	(unaudited)

OPERATING ACTIVITIES

Net income	$161,225	$144,299

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	112,525	106,310
Amortization	17,798	16,379
Deferred income taxes	(881)	(70)
Disposal loss	—	3,980
Other, net	525	(39)
Changes in operating assets and liabilities:
Accounts receivable	(54,248)	(29,524)
Inventories	(5,360)	(4,411)
Other assets	635	(5,513)
Accounts payable	(12,817)	2,316
Other liabilities	13,920	(597)

Cash provided by operating activities	$233,322	$233,130

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30
(amounts in thousands)	2005	2004
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(129,154)	$(129,165)
Property disposals	3,343	6,190
Capitalized software expenditures	(4,386)	(2,111)
Businesses acquired and investments in affiliates, net of cash acquired	(27,903)	(128,931)
Sale of businesses and assets	800	3,292

Cash used for investing activities	(157,300)	(250,725)

FINANCING ACTIVITIES

Net issuances of notes payable	100,342	31,713
Long-term debt borrowings	1,968	2,273
Long-term debt repayments	(2,599)	(1,492)
Reacquired shares	(119,007)	(41,336)
Cash dividends on common stock	(45,030)	(41,184)
Exercise of employee stock options	28,282	23,081
Other, net	—	206

Cash used for financing activities	(36,044)	(26,739)

Effect of exchange rate changes on cash	(1,186)	(46)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,792	(44,380)

Cash and cash equivalents, beginning of period	71,231	85,626

Cash and cash equivalents, end of period	$110,023	$41,246

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six-month periods ended June 30, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2004 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

With respect to the unaudited financial information of the company for the second quarters and six months ended June 30, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 25, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. Stock-Based Compensation

The company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the second quarter and six-month periods ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts in the following table:

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Stock-Based Compensation (continued)

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands, except per share)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income, as reported	$86,577	$78,293	$161,225	$144,299

Add: Stock-based employee compensation expense included in reported net income, net of tax	52	58	112	114

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(5,229)	(4,705)	(10,762)	(9,496)

Pro forma net income	$81,400	$73,646	$150,575	$134,917

Basic net income per common share
As reported	$0.34	$0.30	$0.63	$0.56
Pro forma	0.32	0.29	0.59	0.52

Diluted net income per common share
As reported	0.33	0.30	0.62	0.55
Pro forma	$0.31	$0.28	$0.58	$0.52

Stock options fully vest upon an employee’s retirement if the service criteria have been met. The company uses the nominal vesting period approach to recognize compensation relating to these stock options. Under the nominal vesting period approach, compensation cost is recognized over the options’ stated vesting period. If the employee retires before the end of the stated vesting period and has met the required service criteria, any remaining unrecognized compensation cost is recognized at that date. If the company had recognized compensation expense at the time the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”), pro forma net income would have been increased by $0.6 million and $1.5 million during the quarters ended June 30, 2005 and 2004, respectively, and $0.9 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively. In Ecolab’s case, employees become “retirement eligible” at age 55 with 5 years of service.

3. Selected Balance Sheet Information

(amounts in thousands)	June 30 2005	December 31 2004
	(unaudited)
Inventories
Finished goods	$172,453	$167,787
Raw materials and parts	172,292	176,336
Excess of fifo cost over lifo cost	(9,929)	(5,520)
Total	$334,816	$338,603

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Selected Balance Sheet Information (continued)

(amounts in thousands)	June 30 2005	December 31 2004
	(unaudited)
Other intangible assets, net
Customer relationships	$183,199	$189,572
Intellectual property	41,530	38,130
Trademarks	63,424	62,874
Other intangibles	7,425	17,104
Total	295,578	307,680

Accumulated amortization
Customer relationships	(49,215)	(43,798)
Intellectual property	(8,742)	(7,726)
Trademarks	(14,595)	(12,764)
Other intangibles	(4,980)	(14,297)
Other intangible assets, net	$218,046	$229,095

Shareholders’ equity
Common stock	$317,399	$315,743
Additional paid-in capital	538,156	501,809
Retained earnings	1,702,377	1,585,957
Deferred compensation, net	(336)	(414)
Accumulated other comprehensive income	26,975	72,160
Treasury stock	(1,031,644)	(912,736)
Total	$1,552,927	$1,562,519

Accumulated other comprehensive income as of June 30, 2005 consists of $11.8 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $38.8 million of cumulative translation income. Accumulated other comprehensive income as of December 31, 2004 consists of $14.9 million of net unrealized losses on financial instruments and additional minimum pension liabilities as well as $87.1 million of cumulative translation income. The decrease in cumulative translation income since December 31, 2004 is due to the strengthening of the U.S. dollar against foreign currencies, primarily the euro. The increase in treasury stock is due to the repurchase of approximately $119 million of the company’s stock.

4. Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent euronotes, due February 2007. The company has designated this euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the portion of the euronotes that are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were gains of approximately $28.2 million and $8.7 million for the second quarter of 2005 and 2004, respectively, and gains of approximately $30.0 million and losses of approximately $5.9 million for the first six months of 2005 and 2004, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income	$86,577	$78,293	$161,225	$144,299

Foreign currency translation	(51,564)	(18,082)	(48,332)	5,926

Derivative instruments	2,560	326	3,146	580

Comprehensive income	$37,573	$60,537	$116,039	$150,805

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

The second quarter and six months ended June 30, 2004 includes the reversal of $270,000 and $495,000, respectively of previously accrued estimated severance and lease termination costs. Of the $270,000 reversed in the second quarter of 2004, $16,000 is included as a component of cost of sales. Of the $495,000 reversed in the first six months, $66,000 is included as a component of cost of sales.

Also included in “Special Charges” in the first six months of 2004 is a loss related to the disposal of the grease management product line of the Institutional division of the U.S. Cleaning & Sanitizing segment of $4.0 million ($2.4 million after tax).

Remaining restructuring liabilities of approximately $2,910,000 at June 30, 2004 are classified as a component of other current liabilities.

For segment reporting purposes, each of these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2005, the company purchased certain operations of Kilco Chemicals Ltd. Based near Belfast, Northern Ireland, Kilco offers products, systems and services for the food and beverage processing industry. Kilco had sales of approximately $5 million annually, and these operations became part of the company’s International operations.

The total cash paid for acquisitions and investments in affiliates was $6.9 million and $10.7 million during the second quarter of 2005 and 2004, respectively. Total cash paid for acquisitions and investments in affiliates was $27.9 million and $128.9 million during the first six months of 2005 and 2004, respectively. Cash paid for acquisitions in 2004 included payments of restructuring costs related to the integration of the former Henkel-Ecolab European joint venture that were accrued in 2002. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions. The allocation of the purchase price contains adjustments to preliminary allocations from prior periods, if any.

Based upon purchase price allocations, some of which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the second quarter and six months ended June 30, 2005 and 2004, and the allocation of the purchase prices, were as follows:

(unaudited)	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in millions)	2005	2004	2005	2004
Net tangible assets acquired	$0	$3	$3	$(3)
Identifiable intangible assets	1	4	8	46
Goodwill	6	4	17	86
Purchase price	$7	$11	$28	$129

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2005 were as follows:

	United States
(unaudited) (thousands)	Cleaning & Sanitizing	Other Services	Total	International	Consolidated
Balance as of December 31, 2004	$177,213	$48,929	$226,142	$765,669	$991,811
Goodwill acquired during quarter	9,548	—	9,548	1,244	10,792
Goodwill related to dispositions	—	—	—	(376)	(376)
Foreign currency translation	—	—	—	(433)	(433)
Balance as of March 31, 2005	$186,761	$48,929	$235,690	$766,104	$1,001,794
Goodwill acquired during quarter	1,351	—	1,351	4,592	5,943
Foreign currency translation	—	—	—	(48,889)	(48,889)
Balance as of June 30, 2005	$188,112	$48,929	$237,041	$721,807	$958,848

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

8. Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

(amounts in thousands,	Second Quarter Ended June 30		Six Months Ended June 30
except per share)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income	$86,577	$78,293	$161,225	$144,299

Weighted-average common shares outstanding
Basic	255,474	257,135	255,873	257,080
Effect of dilutive stock options and awards	3,398	3,770	3,606	3,565
Diluted	258,872	260,905	259,479	260,645

Net income per common share
Basic	$0.34	$0.30	$0.63	$0.56
Diluted	$0.33	$0.30	$0.62	$0.55

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income Per Common Share (continued)

Stock options to purchase approximately 4.2 million and 4.1 million shares for the second quarter and six months ended June 30, 2005, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding. Stock options to purchase approximately 0.2 million shares for the six months ended June 30, 2004 were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

9. Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the second quarter are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2005	2004	2005	2004	2005	2004
Service cost	$9,737	$7,863	$3,178	$3,263	$771	$799
Interest cost on benefit obligation	9,466	8,548	4,555	4,358	2,215	2,368
Expected return on plan assets	(13,278)	(12,540)	(2,861)	(2,741)	(442)	(465)
Amortization of prior service cost (benefit)	384	434	(8)	29	(1,415)	(1,424)
Amortization of unrecognized transition (asset)/obligation	(175)	(351)	87	81	—	—
Recognition of net actuarial loss	2,506	1,380	472	430	1,433	1,737

Total expense	$8,640	$5,334	$5,423	$5,420	$2,562	$3,015

The components of net periodic pension and postretirement healthcare benefit costs for the six months ended June 30 are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2005	2004	2005	2004	2005	2004
Service cost	$19,474	$15,726	$6,557	$6,618	$1,542	$1,598
Interest cost on benefit obligation	18,933	17,096	9,340	8,850	4,430	4,736
Expected return on plan assets	(26,557)	(25,080)	(5,873)	(5,524)	(885)	(930)
Amortization of prior service cost (benefit)	769	868	(10)	60	(2,830)	(2,848)
Amortization of unrecognized transition (asset)/obligation	(351)	(702)	175	166	—	—
Recognition of net actuarial loss	5,013	2,760	914	875	2,867	3,474

Total expense	$17,281	$10,668	$11,103	$11,045	$5,124	$6,030

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension and Postretirement Plans (continued)

The company previously disclosed in its financial statements for the year ended December 31, 2004, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans in 2005. During the second quarter and six months ended June 30, 2005, no contributions were made to those plans. The company is not required to make any contributions to the U.S. pension plan and postretirement healthcare benefit plans for the remainder of 2005. The maximum tax deductible contribution for 2005 is $38 million for the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $4.2 million and $8.4 million to its international pension benefit plans during the second quarter and six months ended June 30, 2005, respectively. The company currently estimates that it will contribute approximately $8 million to the international pension benefit plans during the remainder of 2005.

10. Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$496,808	$450,625	$963,987	$881,359
Other Services	96,328	85,875	182,138	163,650
Total	593,136	536,500	1,146,125	1,045,009
International	560,119	535,000	1,065,153	1,018,807
Effect of foreign currency translation	5,409	(28,789)	17,266	(41,734)
Consolidated	$1,158,664	$1,042,711	$2,228,544	$2,022,082

Operating Income
United States
Cleaning & Sanitizing	$77,352	$75,297	$153,796	$152,587
Other Services	11,195	8,123	19,666	13,321
Total	88,547	83,420	173,462	165,908
International	56,903	55,659	96,912	94,172
Corporate (expense) income	—	270	—	(3,485)
Effect of foreign currency translation	929	(3,480)	2,374	(4,587)
Consolidated	$146,379	$135,869	$272,748	$252,008

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2005.

Corporate operating expense includes income from reductions in restructuring accruals of $0.3 million and $0.5 million for the second quarter and six months ended June 30, 2004, respectively. Corporate expense for the six months ended June 30, 2004 also includes a charge of $4.0 million related to the disposal of the grease management product line.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment. As of June 30, 2005, the company has completed its annual test for goodwill impairment, including businesses reporting losses such as GCS. Based on this testing, no adjustment to the carrying value of goodwill is necessary.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 and 14 years as of June 30, 2005 and 2004, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2005 and 2004 was approximately $6.0 million and $5.8 million, respectively. Total amortization expense related to other intangible assets during the six months ended June 30, 2005 and 2004 was approximately $12.0 million and $11.2 million, respectively. As of June 30, 2005, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in thousands)
2005 (Remainder: six-month period)	$12,179
2006	23,525
2007	23,170
2008	22,962
2009	21,554

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”). The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) in March 2005 to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information investors receive. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the company to expense share-based payment awards with compensation cost measured at the fair value of the award. Based on recent guidance issued by the SEC, SFAS No. 123R requires the company to adopt the new accounting provisions no later than the beginning of the first quarter of 2006. The company expects to restate prior period results as part of its transition to the new standard in line with the pro forma amounts historically shown in the notes to consolidated financial statements.

In December 2004, the FASB issued an FSP titled “Application of FASB Statement No. 109, Accounting for Income Taxes (SFAS No. 109), the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (the “Act”) (FSP 109-1). Under the guidance in FSP 109-1, the deduction received under the provisions of the Act will be treated as a “special deduction” as described in SFAS No. 109. As such, the special deduction has no effect on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the company’s tax return. The company began including the benefits from this deduction in tax expense beginning in 2005.

In December 2004, the FASB issued an FSP titled “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (FSP 109-2). FSP 109-2 allows the company time beyond the fourth quarter of 2004, the period of enactment, to evaluate the effect of the Act on its plans for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. The Act includes a deduction for 85 percent of certain foreign earnings that are repatriated, as defined in the Act, at an effective tax cost of 5.25 percent on any such repatriated foreign earnings. Companies may elect to apply this provision to qualifying earnings repatriations in 2005. The company is evaluating the reinvestment of foreign earnings in the United States pursuant to the provisions of American Jobs Creation Act of 2004. This Act provides the company the opportunity to tax efficiently repatriate foreign earnings for U.S. qualifying investments specified in a domestic reinvestment plan.

In July 2005, the FASB issued a proposed interpretation titled “Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109.”  This proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position. The proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition. The effective date of the proposed interpretation is as of the end of the first fiscal year ending after December 15, 2005. Only tax positions that meet the probable recognition threshold at that date may be recognized. The cumulative effect of initially applying this proposed interpretation would be recognized as a change in accounting principle as of the end of the period in which this proposed interpretation is adopted.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2005, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2005 and 2004 and of cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 and the effectiveness of the company’s internal control over financial reporting as of December 31, 2004; and in our report dated February 24, 2005, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for goodwill and other intangible assets as of January 1, 2002). The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
July 25, 2005

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

Overview for the Quarter Ended June 30, 2005

The second quarter of 2005 provided another quarter of steady growth as diluted net income per share rose 10 percent to $0.33 per share. Contributing to the strong earnings performance was consolidated net sales of $1.16 billion, continued operational improvements, particularly in our U.S. Other Services segment, as well as favorable currency translation and lower income tax rates.

Revenue Performance

•      Sales of our United States Cleaning & Sanitizing operations rose 10 percent to $497 million in the second quarter of 2005, showing an increase in sales in all divisions. Institutional sales were up 10 percent and Food & Beverage, including the acquired Alcide business, had sales growth of 14 percent over the second quarter of 2005. Healthcare and Vehicle Care also showed strong sales growth over last year.

•      Second quarter sales for our United States Other Services operations increased 12 percent to $96 million. Both Pest Elimination, with sales growth of 13 percent, and GCS, with sales growth of 10 percent, contributed to the increase.

•      Sales of our International operations rose 5 percent to $560 million in the second quarter when measured in fixed currency rates. Latin America had a double-digit sales increase for the second quarter while Asia Pacific and Canada showed good sales growth. Sales in Europe grew modestly. At public currency rates, International sales increased 12 percent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•      Cash provided by operating activities for the first six months of 2005 of $233 million was used to repurchase 3.6 million shares in the first quarter of 2005, make acquisitions and meet our ongoing obligations and commitments.

•      Currency translation continued to have a positive impact on our income growth during the second quarter, adding approximately $2.8 million to net income growth. For the first six months of 2005, currency translation added $4.3 million to net income growth.

•      An improvement in our income tax rate from 37.2 percent in the first six months of 2004 to 35.3 percent in 2005 added approximately $4.6 million to net income for the six months ended June 30, 2005. Excluding one-time benefits, the estimated effective income tax rate for the first six months of 2005 was 35.8 percent.

•      Diluted net income per share was $0.33 for the second quarter of 2005, up 10 percent from $0.30 in the comparable period of 2004. For the first six months, net income per share was $0.62 in 2005 compared to $0.55 in 2004. Earnings for the six months ended June 30, 2004 included an after-tax charge of $2.4 million related to the disposal of a grease management product line.

Results of Operations - Second Quarter and Six Months Ended June 30, 2005

Consolidated net sales for the second quarter ended June 30, 2005 were $1.159 billion, an increase of 11 percent over net sales of $1.043 billion in the second quarter of last year. For the first six months of 2005, net sales increased by 10 percent to $2.229 billion from $2.022 billion in the comparable period of 2004. Excluding acquisitions and divestitures, consolidated net sales increased 10 percent in the second quarter and 9 percent for the first six months of 2005. Changes in currency translation positively impacted sales growth by approximately 3.5 percentage points for the second quarter and 3.1 percentage points for the six months ended June 30, 2005. Sales benefited from investments in new products and in the sales and service force.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.7 percent and 51.6 percent of net sales for the second quarter ended June 30, 2005 and 2004, respectively. For the six-month periods, the gross profit margins were 50.8 percent in 2005 and 51.6 percent in 2004. The decrease in the gross margins for the second quarter and year-to-date periods compared with 2004 gross margins was primarily due to higher delivered product costs which were partially offset by selling price increases and cost savings programs.

Selling, general and administrative expenses were 38.1 percent of consolidated net sales for the second quarter of 2005, a decrease from 38.6 percent of net sales in the comparable quarter of last year. For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 38.5 percent in 2005 from 39.0 percent in 2004. Selling, general and administrative expenses as a percent of sales improved primarily due to pricing, sales leverage and cost savings programs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

Net income totaled $87 million, for the second quarter of 2005 and $78 million for the comparable period of 2004. On a per share basis, diluted net income per common share was $0.33 for the second quarter of 2005 and increased 10 percent over diluted net income per share of $0.30 in the second quarter of 2004. For the first six months of 2005, net income was $161 million as compared to net income of $144 million in the comparable period of last year. Diluted net income per share increased 13 percent to $0.62 for the six months ended June 30, 2005 from $0.55 for the first six months of last year. Net income for the first six months of 2004 included an after-tax charge of $2.4 million related to the disposal of a grease management product line. Currency translation positively impacted net income growth by approximately $2.8 million for the second quarter of 2005 and $4.3 million for the first six months of 2005. The comparison of net income also benefited from a lower effective income tax rate in 2005.

Sales for each of our reportable segments are as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$496,808	$450,625	$963,987	$881,359
Other Services	96,328	85,875	182,138	163,650
Total	593,136	536,500	1,146,125	1,045,009
International	560,119	535,000	1,065,153	1,018,807
Effect of foreign currency translation	5,409	(28,789)	17,266	(41,734)
Consolidated	$1,158,664	$1,042,711	$2,228,544	$2,022,082

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

The following table shows the increase or growth in sales for the second quarter ended June 30, 2005 over the second quarter of 2004 and for the six months ended June 30, 2005 over the six months ended June 30, 2005 by operating segment:

	Percent Change
	Second Quarter	Six Months
Net Sales
United States Cleaning & Sanitizing
Institutional	10%	7%
Kay	5	12
Textile Care	6	8
Professional Products	1	5
Healthcare	22	18
Water Care Services	29	31
Vehicle Care	13	13
Food & Beverage	14	14
Total United States Cleaning & Sanitizing	10%	9%
United States Other Services
Pest Elimination	13%	12%
GCS Service	10	9
Total United States Other Services	12%	11%
Total United States	11%	10%
International
Europe	3%	3%
Asia Pacific	6	7
Latin America	15	15
Canada	5	7
Total International	5%	5%
Consolidated (management rates)	8%	7%
Consolidated (public rates)	11%	10%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

Sales of our United States Cleaning & Sanitizing operations were $497 million, an increase of 10 percent compared with sales of $451 million in the second quarter of last year. United States Cleaning & Sanitizing sales were $964 million for the first six months of 2005, up 9 percent over net sales of $881 million in the comparable period of last year. Excluding acquisitions and divestitures, sales increased 8 percent for both the quarter and six months ended June 30, 2005. Sales in the second quarter benefited from double-digit growth in Institutional, Food & Beverage, Vehicle Care and Healthcare as well as good growth in Kay and Textile Care. The increase in sales of our Institutional division reflects good growth in end market segments and the successful introduction of new program initiatives. Kay’s sales growth moderated in the second quarter as results were negatively impacted by the promotional activity in the first quarter of 2005 and the comparison against a strong second quarter of 2004 that included the initial sales to a major new customer. Kay’s performance reflects solid growth for the quarter in food retail service and warehouse club sales as well as new account gains, more effective field sales coverage and new products and programs. Textile Care sales increased in the second quarter of 2005 due to growth in sales to existing customers, new customer gains and better account retention. Sales of our Professional Products operations grew modestly during the second quarter as new product introductions and growth in corporate account sales were offset by slower distributor sales. Excluding acquisitions, Professional Product sales decreased 2 percent for the second quarter of 2005 and increased 2 percent for the six months ended June 30, 2005. Our Healthcare division reported a strong sales increase versus last year due primarily to good sales of new instrument care solids and waterless skincare products. Our Food & Beverage operations reported a sales increase due to gains in the dairy, food, meat and poultry, soft drink and brewery markets reflecting better penetration of accounts with existing and new products as well as new business. Excluding acquisitions, Food & Beverage sales increased 5 percent and 4 percent for the second quarter and six months ended June 30, 2005, respectively. Water Care Services had strong sales growth driven by the acquisition of Midland Research Laboratories. Excluding the acquisition of Midland, Water Care Services sales were flat for the second quarter and rose 3 percent for the six months ended June 30, 2005. Vehicle Care sales increased due to improved market share in the street business as a result of an upgraded sales force and strong gains in the detail market.

Sales of our United States Other Services operations totaled $96 million for the second quarter of 2005, an increase of 12 percent over net sales of $86 million in the second quarter of last year. United State Other Services sales were $182 million for the first six months of 2005, an increase of 11 percent over net sales of $164 million in the comparable period of last year. Pest Elimination had double-digit sales increases in both the core pest elimination contract services and in non-contract services, driven by increases in new contracts, one-shot services, termite work, bird work and in its food safety audit business. GCS Service reported a strong increase over last year as service and installed parts sales increased significantly over last year. This sales increase was primarily from its existing client base as GCS continues to improve customer service satisfaction and increase technician productivity.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

Management rate sales for our International operations were $560 million for the second quarter of 2005, an increase of 5 percent over sales of $535 million in the comparable quarter of last year. For the first six months of 2005, sales increased 5 percent to $1.065 billion from $1.019 billion during the comparable period last year. Excluding the effects of acquisitions and divestitures, sales in our International operations increased 4 percent at management rates for both the quarter and six months ended June 30, 2005. Sales in Europe, excluding acquisitions and divestitures, increased 3 percent and 2 percent for the second quarter and six months ended June 30, 2005, respectively. Solid sales gains in eastern and northern Europe from new customers and new products were offset by consumption declines in major European countries. Sales for Asia Pacific increased as East Asia continues to experience double-digit sales growth due to new account gains. Excluding acquisitions, Latin America sales increased 14 percent for both the quarter and six month period. Sales were strong throughout the region with double-digit increases in Mexico, Argentina, Chile and Central America due to new customers and additional sales to existing customers. Sales in Canada increased 4 percent and 6 percent excluding acquisitions for the quarter and six months ended June 30, 2005, respectively, due to a moderate sales increase for Institutional and good results in most of the other divisions.

Operating income for each of our reportable segments for the quarters and six months ended June 30, 2005 and 2004 are as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$77,352	$75,297	$153,796	$152,587
Other Services	11,195	8,123	19,666	13,321
Total	88,547	83,420	173,462	165,908
International	56,903	55,659	96,912	94,172
Corporate (expense) income	—	270	—	(3,485)
Effect of foreign currency translation	929	(3,480)	2,374	(4,587)
Consolidated	$146,379	$135,869	$272,748	$252,008

Operating income of our United States Cleaning & Sanitizing operations increased 3 percent and 1 percent from operating income in the second quarter and first six months of 2004, respectively. Excluding acquisitions and divestitures, operating income increased 3 percent for the second quarter and was flat in the first six months. The increase in operating income in the second quarter reflects the benefits of the higher sales, cost efficiencies and increased pricing being partially offset by higher delivered product costs. The operating income margin for the U.S. Cleaning & Sanitizing segment decreased to 15.6 percent of net sales from 16.7 percent in the second quarter of last year. The operating income margin decreased to 16.0 percent of sales from 17.3 percent of net sales for the six-month period. Excluding acquisitions and divestitures, the operating income margin for 2005 was 15.9 percent of net sales as compared to 16.7 percent in the second quarter of last year. For the six month period, the operating income margin for 2005 was 16.3 percent of net sales compared to 17.5 percent of net sales for 2004 excluding acquisitions and divestitures. Operating income margins declined because the negative impact of higher delivered product costs and acquisitions more than offset pricing, cost savings and sales leverage.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

Second quarter 2005 operating income of our United States Other Services operations increased 38 percent over the second quarter of 2004. For the six-month period, operating income increased 48 percent from the comparable period last year. The operating income margin for United States Other Services increased to 11.6 percent of net sales from 9.5 percent for the second quarter of last year. For the six-month period, the operating income margin was 10.8 percent, an increase from 8.1 percent for the same period last year. Other Services benefited from a $0.6 million patent settlement in the second quarter of 2004. For the six-month period, Other Services benefited from a $0.5 million patent settlement in 2005 and $2.1 million in 2004. The improvement in operating income reflects the benefits of the higher sales volume and improved operational efficiencies.

Operating income of our International operations increased 2 percent for the second quarter of 2005 at management rates. For the first six months of 2005, operating income increased 3 percent from the comparable period of last year. Excluding acquisitions and divestitures, operating income increased 2 percent for both the second quarter and six-month period. International operating income was favorably impacted by sales growth, pricing initiatives and cost efficiencies which were partially offset by higher delivered product costs. The reported operating income margin was 10.2 percent and 10.4 percent for the second quarter ended June 30, 2005 and 2004, respectively. For the six-month period ended June 30, 2005, the operating income margin decreased to 9.1 percent of net sales from 9.2 percent in the comparable period of last year. Acquisitions and divestitures had no impact on operating income margins for International in the second quarter or six-month period. Operating income margins declined because the impact of higher delivered product costs, investments and acquisitions more than offset pricing, cost savings and sales leverage.

Corporate operating income (expense) was $0.3 million and ($3.5) million for the second quarter and six months ended June 30, 2004. Corporate operating expense for the first six months of 2004 includes a charge of $4.0 million related to the disposal of a grease management product line offset by a reduction in restructuring accruals of $0.5 million.

Net interest expense totaled $12.2 million in the second quarter of 2005, an increase of 9 percent from net interest expense of $11.2 million in the second quarter of 2004. For the six-month period, net interest expense was $23.4 million and $22.4 million in 2005 and 2004, respectively. An increase in our U.S. interest expense due to higher commercial paper borrowings was partially offset by an increase in our international interest income due to higher European cash balances during 2005.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2005 (continued)

The provision for income taxes for the second quarter of 2005 reflected an income tax rate of 35.5 percent as compared to an income tax rate of 37.2 percent for 2004. For the first six months, the provision for income taxes reflected an income tax rate of 35.3 percent for 2005 as compared to 37.2 percent for 2004. Excluding one-time benefits, the estimated effective income tax rate for the first six months of 2005 is 35.8 percent. The reduction in the 2005 effective tax rate is due to geographic mix, tax savings efforts, expected benefits provided for production activities under the American Jobs Creation Act and lower international rates.

Information regarding accounting pronouncements is included in Note 12 of the Condensed Notes to Consolidated Financial Statements.

Financial Position and Liquidity

Total assets were $3.730 billion at June 30, 2005, an increase of $14 million over total assets at year-end 2004. A portion of this increase is due to trade accounts receivable being up from year-end 2004 primarily due to an increase in sales volumes. This increase was offset by a decrease in the value of non U.S. assets on the balance sheet due to currency translation as the U.S. dollar strengthened against the euro relative to December 31, 2004.

Total debt was $768 million at June 30, 2005, up from total debt of $702 million at year-end 2004, primarily related to the repurchase of 3.6 million shares ($119 million) under our authorized share repurchase program and the financing of acquisitions. The ratio of total debt to capitalization was 33 percent at June 30, 2005 compared to 31 percent at December 31, 2004 due to an increase in total debt outstanding. We are in compliance with all of our debt covenants and believe we have ample borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $233 million for both the first six months of 2005 and 2004. Operating cash flows for 2005 were flat when compared to 2004 as the increase in sales was offset by an increase in accounts receivable in the first six months of 2005.

At December 31, 2004, the schedule of contractual obligations included in the Liquidity and Capital Resources section of the 2004 10-K listed total notes payable and amount due within one year as $50,980,000. As of June 30, 2005, the total notes payable and amount due within one year is $150,640,000. These additional borrowings were used primarily to fund the repurchase of approximately 3.6 million ($119 million) shares of the company’s stock in the first quarter of 2005.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2005, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and share repurchases from operating activities, cash reserves and short-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional long-term borrowing or through the issuance of the company’s stock.

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

Item 4. Controls and Procedures.

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include contributions to our international benefit plans, future accounting for repatriations, borrowing capacity, favorable liquidity, and similar business and financial matters. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts available to the public.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2005	0	$0	0	12,192,000
May 1-31, 2005	0	$0	0	12,192,000
June 1-30, 2005	13,310	$32.6731	0	12,192,000
Total	13,310	$32.6731	0	12,192,000

(1)   Includes brokerage commissions paid, plus the value of 13,310 shares reacquired from employees and/or directors either as swaps for the cost of stock options or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 6, 2005. At the meeting, 86.15% of the outstanding shares of our voting stock were represented in person or by proxy. The first proposal voted upon was the election of five Class I Directors for a term ending at the annual meeting in 2008. The five persons nominated by our Board of Directors received the following votes and were elected:

Name	For	Withheld
Douglas M. Baker, Jr.	212,118,801	8,815,404
Stefan Hamelmann	209,521,538	11,412,667
James J. Howard	213,813,170	7,121,035
Jerry W. Levin	213,221,980	7,712,225
Robert L. Lumpkins	218,013,659	2,920,546

In addition, the terms of office of the following directors continued after the meeting:  Class II Directors for a term ending in 2006 – Les S. Biller, Jerry A. Grundhofer, Jochen Krautter, and Allan L. Schuman; and Class III Directors for a term ending in 2007 – Richard U. De Schutter, Joel W. Johnson, Ulrich Lehner, and Beth M. Pritchard.

Item 4. Submission of Matters to a Vote of Security Holders (continued).

The second proposal voted upon was to approve the Ecolab Inc. 2005 Stock Incentive Plan. The proposal received the following votes and was approved:

For	Against	Abstain	Broker Non-Votes
164,898,652	32,701,824	2,504,054	20,829,675

The third proposal voted upon was to consider a stockholder proposal to adopt the “Director Election Majority Vote Standard.”  The proposal received the following votes and was defeated:

For	Against	Abstain	Broker Non-Votes
50,285,079	147,226,150	2,591,151	20,831,825

The fourth proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2005.

The proposal received the following votes and was ratified:

For	Against	Abstain	Broker Non-Votes
214,370,065	5,141,324	1,422,816	0

Item 6.           Exhibits.

(a) The following documents are filed as exhibits to this report:

(10)      Revised 2005 Named Executive Officer Salary, Stock Options and Bonus Table.

(15)      Letter regarding unaudited interim financial information.

(31)      Rule 13a - 14(a) Certifications.

(32)      Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 4, 2005	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel
Vice President and Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Revised 2005 Named Executive Officer Salary, Stock Options and Bonus Table.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically