Form 10-Q
period 2005-09-30
ECOLAB INC
filed 2005-11-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒           No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐           No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2005.

256,024,218 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net sales	$1,164,773	$1,090,316

Cost of sales	572,406	519,669

Selling, general and administrative expenses	420,791	410,360

Special charges	—	1,345

Operating income	171,576	158,942

Interest expense, net	11,529	11,566

Income before income taxes	160,047	147,376

Provision for income taxes	56,305	52,429

Net income	$103,742	$94,947

Basic net income per common share	$0.41	$0.37

Diluted net income per common share	$0.40	$0.36

Dividends declared per common share	$0.0875	$0.0800

Weighted-average common shares outstanding
Basic	255,817	258,368
Diluted	259,086	262,252

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(amounts in thousands, except per share)	2005	2004
	(unaudited)

Net sales	$3,393,317	$3,112,398

Cost of sales (including income from special charges of $66 in 2004)	1,669,621	1,498,372

Selling, general and administrative expenses	1,279,372	1,198,180

Special charges	—	4,896

Operating income	444,324	410,950

Interest expense, net	34,903	33,956

Income before income taxes	409,421	376,994

Provision for income taxes	144,454	137,748

Net income	$264,967	$239,246

Basic net income per common share	$1.04	$0.93

Diluted net income per common share	$1.02	$0.92

Dividends declared per common share	$0.2625	$0.2400

Weighted-average common shares outstanding
Basic	255,854	257,509
Diluted	259,410	261,240

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(amounts in thousands)	2005	2004
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$165,308	$71,231

Accounts receivable (net of allowance of $41,305 at September 30, 2005 and $44,199 at December 31, 2004)	801,981	738,266

Inventories	337,518	338,603

Deferred income taxes	73,844	76,038

Other current assets	68,914	54,928

Total current assets	1,447,565	1,279,066

Property, plant and equipment, net	837,850	834,730

Goodwill	964,888	991,811

Other intangible assets, net	213,635	229,095

Other assets, net	364,644	381,472

Total assets	$3,828,582	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	September 30	December 31
(amounts in thousands, except per share)	2005	2004
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$169,529	$56,132

Accounts payable	264,196	269,561

Compensation and benefits	199,108	231,856

Income taxes	49,955	22,709

Other current liabilities	383,264	359,289

Total current liabilities	1,066,052	939,547

Long-term debt	539,019	645,445

Postretirement health care and pension benefits	291,343	270,930

Other liabilities	287,838	297,733

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: September 30, 2005 – 255,947; December 31, 2004 – 257,542)	1,644,330	1,562,519

Total liabilities and shareholders’ equity	$3,828,582	$3,716,174

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(amounts in thousands)	2005	2004
	(unaudited)

OPERATING ACTIVITIES

Net income	$264,967	$239,246

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	168,863	159,981
Amortization	26,048	25,218
Deferred income taxes	3,439	(140)
Disposal loss	—	3,980
Charge for in-process research and development	—	1,600
Other, net	902	(717)
Changes in operating assets and liabilities:
Accounts receivable	(86,802)	(89,146)
Inventories	(5,153)	(9,104)
Other assets	(4,554)	(628)
Accounts payable	1,076	27,331
Other liabilities	62,084	59,156

Cash provided by operating activities	$430,870	$416,777

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(amounts in thousands)	2005	2004
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(193,484)	$(188,579)
Property disposals	7,378	12,184
Capitalized software expenditures	(5,432)	(3,501)
Businesses acquired and investments in affiliates, net of cash acquired	(28,106)	(130,517)
Sale of businesses and assets	1,441	3,292

Cash used for investing activities	(218,203)	(307,121)

FINANCING ACTIVITIES

Net issuances of notes payable	38,811	14,232
Long-term debt borrowings	3,200	3,641
Long-term debt repayments	(3,494)	(2,400)
Reacquired shares	(126,633)	(104,291)
Cash dividends on common stock	(67,411)	(61,775)
Exercise of employee stock options	38,217	27,982
Other, net	—	(564)

Cash used for financing activities	(117,310)	(123,175)

Effect of exchange rate changes on cash	(1,280)	(10)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	94,077	(13,529)

Cash and cash equivalents, beginning of period	71,231	85,626

Cash and cash equivalents, end of period	$165,308	$72,097

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine-month periods ended September 30, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2004 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

With respect to the unaudited financial information of the company for the third quarters and nine months ended September 30, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 21, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. Stock-Based Compensation

Currently the company measures compensation cost for its stock incentive and option plans using the intrinsic value-based method of accounting.  Beginning in the fourth quarter of 2005, the company will adopt SFAS 123(R) Share-Based Payments, the new standard for expensing stock options.  The company expects the adoption will result in an annual charge of approximately $0.10 per share for the full year 2005.  As part of the transition to the new standard, the company expects to restate its earnings in line with pro forma amounts historically disclosed in the company’s financial statements.

Had the company used the fair value-based method of accounting to measure compensation expense for its stock incentive and option plans and charged compensation cost against income over the vesting periods, based on the fair value of options at the date of grant, net income and the related basic and diluted per common share amounts for the third quarter and nine-month periods ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts in the following table:

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Stock-Based Compensation (continued)

	Third Quarter Ended		Nine Months Ended
(amounts in thousands,	September 30		September 30
except per share)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income, as reported	$103,742	$94,947	$264,967	$239,246

Add: Stock-based employee compensation expense included in reported net income, net of tax	114	61	226	175

Deduct: Total stock-based employee compensation expense under fair value-based method, net of tax	(5,896)	(4,728)	(16,566)	(14,224)

Pro forma net income	$97,960	$90,280	$248,627	$225,197

Basic net income per common share
As reported	$0.41	$0.37	$1.04	$0.93
Pro forma	0.38	0.35	0.97	0.87

Diluted net income per common share
As reported	0.40	0.36	1.02	0.92
Pro forma	$0.38	$0.34	$0.96	$0.86

Stock options fully vest upon an employee’s retirement if the service criteria have been met.  The company uses the nominal vesting period approach to recognize compensation relating to these stock options.  Under the nominal vesting period approach, compensation cost is recognized over the options’ stated vesting period.  If the employee retires before the end of the stated vesting period and has met the required service criteria, any remaining unrecognized compensation cost is recognized at that date.  If the company had recognized compensation expense at the time the award is no longer contingent on providing subsequent service (the “non-substantive vesting period approach”), pro forma net income would have been increased by $1.0 million and $1.4 million during the quarters ended September 30, 2005 and 2004, respectively, and $1.9 million and $2.5 million  during the nine months ended September 30, 2005 and 2004, respectively.  In Ecolab’s case, employees become “retirement eligible” at age 55 with 5 years of service.

3. Selected Balance Sheet Information

	September 30	December 31
(amounts in thousands)	2005	2004
	(unaudited)
Inventories
Finished goods	$177,141	$167,787
Raw materials and parts	170,258	176,336
Excess of fifo cost over lifo cost	(9,881)	(5,520)
Total	$337,518	$338,603

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Selected Balance Sheet Information (continued)

	September 30	December 31
(amounts in thousands)	2005	2004
	(unaudited)

Other intangible assets, net
Customer relationships	$183,697	$189,572
Intellectual property	42,084	38,130
Trademarks	63,799	62,874
Other intangibles	7,493	17,104
Total	297,073	307,680
Accumulated amortization
Customer relationships	(53,377)	(43,798)
Intellectual property	(9,329)	(7,726)
Trademarks	(15,527)	(12,764)
Other intangibles	(5,205)	(14,297)

Other intangible assets, net	$213,635	$229,095

Shareholders’ equity
Common stock	$317,966	$315,743
Additional paid-in capital	551,164	501,809
Retained earnings	1,783,722	1,585,957
Deferred compensation, net	(510)	(414)
Accumulated other comprehensive income	31,176	72,160
Treasury stock	(1,039,188)	(912,736)
Total	$1,644,330	$1,562,519

Accumulated other comprehensive income as of September 30, 2005 consists of $0.6 million of net unrealized losses on financial instruments and $11.4 million of additional minimum pension liabilities as well as $43.2 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2004 consists of $4.0 million of net unrealized losses on financial instruments and $10.9 million of additional minimum pension liabilities as well as $87.1 million of cumulative translation income.  The decrease in cumulative translation income since December 31, 2004 is due to the strengthening of the U.S. dollar against foreign currencies, primarily the euro.  The increase in treasury stock is due to the repurchase of approximately $127 million of the company’s stock during the first nine months of 2005.

Interest expense was $12.9 million for the third quarter of 2005 and $38.2 million for the nine months ended September 30, 2005.  Interest expense was $12.3 million and $36.1 million for the third quarter and first nine months of 2004, respectively.  Interest income was $1.4 million for the third quarter of 2005 and $3.3 million for the nine months ended September 30, 2005.  Interest income was $0.7 million and $2.1 million for the third quarter and first nine months of 2004, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent euronotes, due February 2007. The company has designated this euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the euronotes charged to shareholders’ equity were losses of approximately $1.6 million and gains of approximately $0.4 million for the third quarter of 2005 and 2004, respectively, and gains of approximately $28.4 million and losses of approximately $5.5 million for the first nine months of 2005 and 2004, respectively.

5. Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income	$103,742	$94,947	$264,967	$239,246

Foreign currency translation	4,441	1,506	(43,891)	7,432

Derivative instruments	(241)	(426)	2,905	154

Comprehensive income	$107,942	$96,027	$223,981	$246,832

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

“Special Charges” for the third quarter and nine months ended September 30, 2004 includes the reversal of $255,000 and $750,000, respectively, of previously accrued estimated severance and lease termination costs.  Of the $750,000 reversed in the first nine months, $66,000 is included as a component of cost of sales.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Special Charges (continued)

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

Remaining restructuring liabilities of $2,458,000 at September 30, 2004 are classified as a component of other current liabilities.

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

The total cash paid for acquisitions and investments in affiliates was $0.2 million and $1.6 million during the third quarter of 2005 and 2004, respectively.  Total cash paid for acquisitions and investments in affiliates was $28.1 million and $130.5 million during the first nine months of 2005 and 2004, respectively.  In addition, 1,834,759 shares of common stock were issued with a market value of $57.1 million in the Alcide acquisition plus $23,000 of cash in-lieu of fractional shares during the third quarter ended September 30, 2004.  Cash paid for acquisitions in 2004 included payments of restructuring costs related to the integration of the former Henkel-Ecolab European joint venture that were accrued in 2002.  The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Business Acquisitions and Investments (continued)

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions made during the third quarter and nine months ended September 30, 2005 and 2004, and the allocation of the purchase prices, were as follows:

	Third Quarter Ended		Nine Months Ended
(unaudited)	September 30		September 30
(amounts in millions)	2005	2004	2005	2004

Net tangible assets acquired	$(3)	$14	$—	$11

Identifiable intangible assets	—	(2)	8	44

In-process research & development	—	2	—	2

Goodwill	3	45	20	131

Purchase price	$—	$59	$28	$188

In the third quarter of 2004, the company finalized its purchase accounting valuation of identifiable intangibles in the Nigiko acquisition which resulted in a decrease in identifiable intangible assets of $7.9 million and a corresponding increase in goodwill.  In the third quarter of 2004, the company also recorded a charge of $1.6 million for in-process research & development as part of the allocation of purchase price in the Alcide acquisition.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2005 were as follows:

	United States
(unaudited)	Cleaning &	Other
(thousands)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2004	$177,213	$48,929	$226,142	$765,669	$991,811
Goodwill acquired during quarter	9,548	—	9,548	1,244	10,792
Goodwill related to dispositions	—	—	—	(376)	(376)
Foreign currency translation	—	—	—	(433)	(433)
Balance as of March 31, 2005	$186,761	$48,929	$235,690	$766,104	$1,001,794
Goodwill acquired during quarter	1,351	—	1,351	4,592	5,943
Foreign currency translation	—	—	—	(48,889)	(48,889)
Balance as of June 30, 2005	$188,112	$48,929	$237,041	$721,807	$958,848
Goodwill acquired during quarter	2,339	—	2,339	285	2,624
Goodwill related dispositions	(130)	—	(130)	—	(130)
Foreign currency translation	—	—	—	3,546	3,546
Balance as of September 30, 2005	$190,321	$48,929	$239,250	$725,638	$964,888

Goodwill acquired in 2005 also includes adjustments to prior year acquisitions.  Goodwill disposed of in 2005 relates to the sale of a small business in Europe and a small business in the United States.

Operations of the acquired companies have been included in the operations of the company since the date of the respective acquisition.  The purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  These acquisitions individually and in the aggregate are not material to the company’s operations.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
(amounts in thousands,	September 30		September 30
except per share)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net income	$103,742	$94,947	$264,967	$239,246

Weighted-average common shares outstanding
Basic	255,817	258,368	255,854	257,509
Effect of dilutive stock options and awards	3,269	3,884	3,556	3,731
Diluted	259,086	262,252	259,410	261,240

Net income per common share
Basic	$0.41	$0.37	$1.04	$0.93
Diluted	$0.40	$0.36	$1.02	$0.92

Stock options to purchase approximately 4.4 million and 4.2 million shares for the third quarter and nine months ended September 30, 2005, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.  Stock options to purchase approximately 84,000 shares and 330,000 shares for the quarter and nine months ended September 30, 2004, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension and Postretirement Plans

The components of net periodic pension and postretirement healthcare benefit costs for the third quarter are as follows:

					U.S.
			International		Postretirement
(unaudited)	U.S. Pension Benefits		Pension Benefits		Healthcare Benefits
(amounts in thousands)	2005	2004	2005	2004	2005	2004

Service cost	$9,737	$7,863	$3,677	$3,258	$772	$795
Interest cost on benefit obligation	9,467	8,548	4,764	4,405	2,215	2,152
Expected return on plan assets	(13,279)	(12,540)	(3,147)	(2,852)	(443)	(457)
Amortization of prior service cost (benefit)	385	434	42	29	(1,415)	(1,424)
Amortization of unrecognized transition (asset)/obligation	(176)	(351)	79	86	—	—
Recognition of net actuarial loss	2,507	1,380	411	449	1,434	1,117

Total expense	$8,641	$5,334	$5,826	$5,375	$2,563	$2,183

The components of net periodic pension and postretirement healthcare benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
(unaudited)	U.S. Pension Benefits		Pension Benefits		Healthcare Benefits
(amounts in thousands)	2005	2004	2005	2004	2005	2004

Service cost	$29,211	$23,589	$10,234	$9,876	$2,314	$2,393
Interest cost on benefit obligation	28,400	25,644	14,104	13,255	6,645	6,888
Expected return on plan assets	(39,836)	(37,620)	(9,020)	(8,376)	(1,328)	(1,387)
Amortization of prior service cost (benefit)	1,154	1,302	32	89	(4,245)	(4,272)
Amortization of unrecognized transition (asset)/obligation	(527)	(1,053)	254	252	—	—
Recognition of net actuarial loss	7,520	4,140	1,325	1,324	4,301	4,591

Total expense	$25,922	$16,002	$16,929	$16,420	$7,687	$8,213

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Pension and Postretirement Plans (continued)

The company previously disclosed in its financial statements for the year ended December 31, 2004, that it was not required to make any contributions to the U.S. pension plan and postretirement healthcare benefits plans in 2005.  During the third quarter and nine months ended September 30, 2005, no contributions were made to those plans. The company is not required to make any contributions to the U.S. pension plan and postretirement healthcare benefits plans for the remainder of 2005.  The maximum tax deductible contribution for 2005 is $38 million for the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $4.3 million and $12.7 million to its international pension benefit plans during the third quarter and nine months ended September 30, 2005, respectively. The company currently estimates that it will contribute approximately $15 million to the international pension benefit plans during the remainder of 2005.

10. Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$510,476	$478,464	$1,474,463	$1,359,823
Other Services	98,315	89,157	280,453	252,807
Total	608,791	567,621	1,754,916	1,612,630
International	573,981	547,871	1,639,134	1,566,678
Effect of foreign currency translation	(17,999)	(25,176)	(733)	(66,910)
Consolidated	$1,164,773	$1,090,316	$3,393,317	$3,112,398

Operating Income
United States
Cleaning & Sanitizing	$91,206	$86,443	$245,002	$239,030
Other Services	12,142	6,697	31,808	20,018
Total	103,348	93,140	276,810	259,048
International	69,582	70,966	166,494	165,138
Corporate (expense) income	—	(1,345)	—	(4,830)
Effect of foreign currency translation	(1,354)	(3,819)	1,020	(8,406)
Consolidated	$171,576	$158,942	$444,324	$410,950

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2005.

Consistent with the company’s internal management reporting, corporate operating expense includes income from reductions in restructuring accruals of $0.3 million and $0.8 million for the third quarter and nine months ended September 30, 2004, respectively.  Corporate expense for the third quarter and nine months ended September 30, 2004 also includes a charge of $1.6 million for in-process research and development recorded as part of the allocation of purchase price in the Alcide acquisition.  For the first nine months ended September 30, 2004, corporate expense also includes a charge of $4.0 million related to the disposal of a grease management product line.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company completed its annual 2005 test for goodwill impairment in the second quarter, including businesses reporting losses such as GCS.  No adjustments to the carrying value of goodwill were necessary as a result of this testing.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 14 and 13 years as of September 30, 2005 and 2004, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarter ended September 30, 2005 and 2004 was approximately $5.8 million and $5.1 million, respectively.  Total amortization expense related to other intangible assets during the nine months ended September 30, 2005 and 2004 was approximately $17.8 million and $16.3 million, respectively.  As of September 30, 2005, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in thousands)
2005 (Remainder: three-month period)	$6,131
2006	23,698
2007	23,344
2008	23,132
2009	21,722

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payments (“SFAS No. 123R”).  The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 107 (SAB 107) in March 2005 to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information investors receive.  The FASB has also issued various Staff Positions clarifying certain provisions of the new accounting standard.  SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS No. 123R will require the company to expense share-based payment awards with compensation cost measured at the fair value of the award.  The company will adopt SFAS No. 123(R) beginning in the fourth quarter of 2005.  The company expects the adoption will result in an annual charge of approximately $0.10 per share for the full year 2005.  As part of the transition to the new standard, the company expects to restate prior period results in line with the pro forma amounts historically shown in the notes to consolidated financial statements.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. New Accounting Pronouncements (continued)

This Act provides the company the opportunity to tax efficiently repatriate foreign earnings for U.S. qualifying investments specified in a domestic reinvestment plan.  The company completed its evaluation for the reinvestment of foreign earnings in October 2005.  See footnote number thirteen.

In July 2005, the FASB issued a proposed interpretation titled “Accounting for Uncertain Tax Positions, an interpretation of FASB Statement No. 109.”  This proposed interpretation would clarify the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  The proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods, and transition.  The FASB plans to finalize the guidance during the first quarter of 2006.  Only tax positions that meet the probable recognition threshold at that date may be recognized.  The cumulative effect of initially applying this proposed interpretation would be recognized as a change in accounting principle as of the end of the period in which this proposed interpretation is adopted.

13. Subsequent Event

In October 2005 the company completed its evaluation for the reinvestment of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004 (the “Act”).  As a result, the company expects to reinvest $225 million of foreign earnings into the U.S.  The Act provides the company the opportunity to tax efficiently repatriate foreign earnings for U.S. qualifying investments specified in its domestic reinvestment plan.  As a result of completing this evaluation, the company expects to record tax expense of $3.3 million, net of available foreign tax credits, in the fourth quarter of 2005.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2005, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2005 and 2004 and of cash flows for the nine-month periods ended September 30, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.

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

October 21, 2005

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

Overview for the Quarter Ended September 30, 2005

The third quarter of 2005 was another quarter of steady earnings growth as diluted net income per share rose 11 percent to $0.40 per share.  Contributing to the earnings increase was a 7 percent increase in consolidated net sales to $1.16 billion, improved earnings growth of our U.S. Cleaning & Sanitizing segment, continued operational improvements in our U.S. Other Services segment as well as favorable currency translation and lower income tax rates.

Revenue Performance

•                  Third quarter sales for our United States Cleaning & Sanitizing operations rose 7 percent to $510 million. Institutional sales were up 5 percent, Kay sales were up 12 percent and Food & Beverage, including the acquired Alcide business, had sales growth of 7 percent over the third quarter of 2005.  Healthcare, Vehicle Care and Water Care also showed strong sales growth over last year.

•                  Sales of our United States Other Services operations increased 10 percent to $98 million.  Both Pest Elimination, with sales growth of 12 percent, and GCS, with sales growth of 8 percent, contributed to the increase.

•                  Sales of our International operations rose 5 percent to $574 million in the third quarter when measured in fixed currency rates.  Latin America had a double-digit sales increase in the third quarter while Asia Pacific and Canada showed good sales growth.  Sales in Europe grew modestly.  At public currency rates, International sales increased 6 percent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Cash provided by operating activities for the first nine months of 2005 of $431 million was used to repurchase 3.9 million shares, make acquisitions and meet our ongoing obligations and commitments.

•                  Currency translation continued to have a positive impact on our income growth during the third quarter, adding approximately $1.6 million to net income growth.  For the first nine months of 2005, currency translation added $5.9 million to net income growth.

•                  An improvement in our income tax rate from 36.5 percent in the first nine months of 2004 to 35.3 percent in 2005 added approximately $5.0 million to net income for the nine months ended September 30, 2005.  Excluding one-time benefits, the estimated effective income tax rate for the first nine months of 2005 was 35.7 percent.

•                  Diluted net income per share was $0.40 for the third quarter of 2005, up 11 percent from $0.36 in the comparable period of 2004.  For the first nine months, diluted net income per share was $1.02 in 2005 compared to $0.92 in 2004. Earnings for the third quarter of 2004 include a favorable tax benefit of $1.9 million related to prior periods and a charge of $1.6 million for in-process research and development related to our acquisition of Alcide Corp.  Earnings for the nine months ended September 30, 2004 also include an after-tax charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005

Consolidated net sales for the third quarter ended September 30, 2005 were $1.165 billion, an increase of 7 percent over net sales of $1.090 billion in the third quarter of last year.  For the first nine months of 2005, net sales increased by 9 percent to $3.393 billion from $3.112 billion in the comparable period of 2004.  Excluding acquisitions and divestitures, consolidated net sales increased 6 percent in the third quarter and 8 percent for the first nine months of 2005.  Changes in currency translation positively impacted sales growth by approximately 0.8 percentage points for the third quarter and 2.3 percentage points for the nine months ended September 30, 2005.  Sales benefited from new account gains and investments in new products and in the sales and service force.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.9 percent and 52.3 percent of net sales for the third quarter ended September 30, 2005 and 2004, respectively. For the nine-month periods, the gross profit margins were 50.8 percent in 2005 and 51.9 percent in 2004.  The third quarter 2005 gross margin compared against a very strong period last year.  The decrease in the third quarter gross margin reflected higher delivered product costs which were nearly offset by selling price increases and cost savings and also included the unfavorable effects of higher incremental costs stemming from hurricanes Katrina and Rita, unfavorable business mix and a one-time inventory correction.  The decrease in gross margins on a year-to-date basis was primarily driven by higher delivered product costs and unfavorable business mix, partially offset by selling price increases and cost savings programs. We will continue to pursue further selling price increases and cost savings to recoup our cost increases and improve our gross margins.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

Selling, general and administrative expenses were 36.1 percent of consolidated net sales for the third quarter of 2005, a decrease from 37.6 percent of net sales in the comparable quarter of last year.  For the nine-month period, selling, general and administrative expenses also decreased as a percentage of net sales, to 37.7 percent in 2005 from 38.5 percent in 2004. Selling, general and administrative expenses as a percent of sales improved primarily due to sales leverage, pricing and aggressive cost savings programs.  In addition, the third quarter margin comparison benefited from higher cost levels in the third quarter 2004 which included costs related to the GCS centralization.

Net income totaled $104 million, for the third quarter of 2005 and $95 million for the comparable period of 2004.  On a per share basis, diluted net income per common share was $0.40 for the third quarter of 2005 and increased 11 percent over diluted net income per share of $0.36 in the third quarter of 2004.  For the first nine months of 2005, net income was $265 million as compared to net income of $239 million in the comparable period of last year.  Diluted net income per share increased 11 percent to $1.02 for the nine months ended September 30, 2005 from $0.92 for the first nine months of last year.  Net income for the third quarter 2004 includes a favorable tax benefit of $1.9 million related to prior periods and a charge of $1.6 million for in-process research and development related to the Alcide acquisition.  Net income for the first nine months of 2004 also included an after-tax charge of $2.4 million related to the disposal of a grease management product line in the first quarter of 2004.  Currency translation positively impacted net income growth by approximately $1.6 million for the third quarter of 2005 and $5.9 million for the first nine months of 2005.  The comparison of net income also benefited from a lower effective income tax rate in 2005.

Sales for each of our reportable segments are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)		(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$510,476	$478,464	$1,474,463	$1,359,823
Other Services	98,315	89,157	280,453	252,807
Total	608,791	567,621	1,754,916	1,612,630
International	573,981	547,871	1,639,134	1,566,678
Effect of foreign currency translation	(17,999)	(25,176)	(733)	(66,910)
Consolidated	$1,164,773	$1,090,316	$3,393,317	$3,112,398

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

The following table shows the increase or growth in sales for the third quarter ended September 30, 2005 over the third quarter of 2004 and for the nine months ended September 30, 2005 over the nine months ended September 30, 2004 by operating segment:

	Percent Change
	Third Quarter	Nine Months
Net Sales
United States Cleaning & Sanitizing
Institutional	5%	6%
Kay	12	12
Textile Care	(1)	5
Professional Products	3	4
Healthcare	13	16
Water Care Services	41	34
Vehicle Care	13	13
Food & Beverage	7	11
Total United States Cleaning & Sanitizing	7%	8%
United States Other Services
Pest Elimination	12%	12%
GCS Service	8	9
Total United States Other Services	10%	11%
Total United States	7%	9%
International
Europe	3%	3%
Asia Pacific	7	7
Latin America	17	16
Canada	7	7
Total International	5%	5%
Consolidated (management rates)	6%	7%
Consolidated (public rates)	7%	9%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

Sales of our United States Cleaning & Sanitizing operations were $510 million, an increase of 7 percent compared with sales of $478 million in the third quarter of last year.  United States Cleaning & Sanitizing sales were $1.474 billion for the first nine months of 2005, up 8 percent over net sales of $1.360 billion in the comparable period of last year.  Excluding acquisitions and divestitures, sales increased 6 percent for the third quarter and 7 percent for the nine months ended September 30, 2005.  Sales in the third quarter benefited from double-digit growth in Kay, Healthcare and Vehicle Care as well as good growth in Institutional and Food & Beverage. The increase in sales of our Institutional division reflects growth in end market segments and the successful introduction of new products and programs.  Kay’s sales growth accelerated from the second quarter to the third quarter. Kay’s performance reflects growth in food retail service and warehouse club sales as well as new account gains, more effective field sales coverage and new products and programs.  Textile Care sales were down slightly in the third quarter of 2005 reflecting a soft market and comparison to a major new customer roll-out last year.  Sales of our Professional Products operations grew modestly during the third quarter as new product introductions and growth in corporate account sales were offset by slower distributor sales.  Excluding acquisitions, Professional Product sales increased 3 percent for the third quarter of 2005 and increased 2 percent for the nine months ended September 30, 2005.  Our Healthcare division reported a strong sales increase versus last year primarily due to sales of new instrument care solids as well as waterless and antibacterial skincare products. Our Food & Beverage operations reported a sales increase due to gains in the dairy, food, meat and poultry, soft drink and brewery markets reflecting better penetration of accounts with existing and new products as well as new business.  Excluding acquisitions, Food & Beverage sales increased 5 percent and 4 percent for the third quarter and nine months ended September 30, 2005, respectively.  Water Care Services had sales growth driven by the acquisition of Midland Research Laboratories.  Excluding the acquisition of Midland, Water Care Services sales increased 8 percent for the third quarter and rose 5 percent for the nine months ended September 30, 2005 due to sales growth in the food and beverage market.  Vehicle Care sales increased due to improved market share in the street business as a result of an upgraded sales force and strong gains in the detail market due to new customers. Sales also benefited from favorable wash conditions and weather patterns.

Sales of our United States Other Services operations totaled $98 million for the third quarter of 2005, an increase of 10 percent over net sales of $89 million in the third quarter of last year.  United States Other Services sales were $280 million for the first nine months of 2005, an increase of 11 percent over net sales of $253 million in the comparable period of last year.  Pest Elimination had double-digit sales increases in both the core pest elimination contract services and in non-contract services, driven by increases in new contracts, one-shot services, fumigation work, termite and bird work.  GCS Service reported a strong increase over last year as service and installed parts sales increased over last year.  GCS continues to improve customer service satisfaction and increase technician productivity.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

Management rate sales for our International operations were $574 million for the third quarter of 2005, an increase of 5 percent over sales of $548 million in the comparable quarter of last year.  For the first nine months of 2005, sales increased 5 percent to $1.639 billion from $1.567 billion during the comparable period last year.  Excluding the effects of acquisitions and divestitures, sales in our International operations increased 4 percent at management rates for both the quarter and nine months ended September 30, 2005.  Sales in Europe, excluding acquisitions and divestitures, increased 3 percent and 2 percent for the third quarter and nine months ended September 30, 2005, respectively.  Sales gains in eastern and northern Europe from new customers and new products were offset by consumption declines in major European countries.  Sales for Asia Pacific increased as East Asia continues to experience double-digit sales growth due to new account gains.  Excluding acquisitions, Latin America sales increased 15 percent for both the quarter and nine month period.  Sales were strong throughout the region due to new customers, additional sales to existing customers and new product offerings.  Sales in Canada increased 6 percent excluding acquisitions for both the quarter and nine months ended September 30, 2005, due to a moderate sales increase for Institutional and good results in other divisions.

Operating income for each of our reportable segments for the quarters and nine months ended September 30, 2005 and 2004 are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2005	2004	2005	2004
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$91,206	$86,443	$245,002	$239,030
Other Services	12,142	6,697	31,808	20,018
Total	103,348	93,140	276,810	259,048
International	69,582	70,966	166,494	165,138
Corporate (expense) income	—	(1,345)	—	(4,830)
Effect of foreign currency translation	(1,354)	(3,819)	1,020	(8,406)
Consolidated	$171,576	$158,942	$444,324	$410,950

Operating income of our United States Cleaning & Sanitizing operations increased 6 percent and 2 percent from operating income in the third quarter and first nine months of 2004, respectively.  Excluding acquisitions and divestitures, operating income increased 5 percent for the third quarter and 2 percent for the nine months ended September 30, 2005.  The increase in operating income in the third quarter reflects the benefits of the higher sales, cost efficiencies and increased pricing being partially offset by higher delivered product costs. The operating income margin for the U.S. Cleaning & Sanitizing segment decreased to 17.9 percent of net sales from 18.1 percent in the third quarter of last year.  The operating income margin decreased to 16.6 percent of sales from 17.6 percent of net sales for the nine-month period.  Excluding acquisitions and divestitures, the operating income margin for 2005 was 18.0 percent of net sales as compared to 18.1 percent in the third quarter of last year.  For the nine month period, the operating income margin for 2005 was 16.9 percent of net sales compared to 17.7 percent of net sales for 2004 excluding acquisitions and divestitures. Operating income margins declined because the negative margin impact of higher delivered product costs more than offset the benefits of pricing, cost savings and sales leverage.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

Third quarter 2005 operating income of our United States Other Services operations increased 81 percent over the third quarter of 2004. For the nine-month period, operating income increased 59 percent from the comparable period last year.  The operating income margin for United States Other Services increased to 12.4 percent of net sales from 7.5 percent for the third quarter of last year.  For the nine-month period, the operating income margin was 11.3 percent, an increase from 7.9 percent for the same period last year.  For the nine-month period, Other Services benefited from a $0.5 million patent settlement in 2005 and $2.1 million in 2004.  The improvement in operating income reflects the benefits of the higher sales volume and improved operational efficiencies as well as a favorable comparison to 2004 which included costs related to the GCS integration.

Operating income of our International operations decreased 2 percent for the third quarter of 2005 at management rates.  For the first nine months of 2005, operating income increased 1 percent from the comparable period of last year.  Excluding acquisitions and divestitures, operating income decreased 2 percent for the third quarter and was flat for the nine-month period.  International operating income declined as sales growth, pricing initiatives and cost efficiencies were more than offset by higher delivered product costs, business mix and investments.  The reported operating income margin was 12.1 percent and 13.0 percent for the third quarter ended September 30, 2005 and 2004, respectively.  For the nine-month period ended September 30, 2005, the operating income margin was 10.2 percent of net sales compared to 10.5 percent in the comparable period of last year.  Excluding acquisitions and divestitures, operating income margins were 12.1 percent and 12.9 percent for the third quarter periods and 10.1 percent and 10.5 percent for the nine month periods. Operating income margins declined because the unfavorable margin impact of higher delivered product costs, business mix and investments more than offset the benefits of pricing, cost savings and sales leverage.

Corporate operating expense was $1.3 million and $4.8 million for the third quarter and nine months ended September 30, 2004.  Corporate operating expense includes income from reductions in restructuring accruals of $0.3 million and $0.8 millions for the third quarter and first nine months of 2004, respectively. Corporate expense for the third quarter and nine months ended September 30, 2004 also includes a charge of $1.6 million for in-process research and development recorded as part of the allocation of purchase price in the Alcide acquisition in July. The first nine months of 2004 also includes a charge of $4.0 million related to the disposal of a grease management product line.

Net interest expense totaled $11.5 million in the third quarter of 2005, compared with net interest expense of $11.6 million in the third quarter of 2004.  For the nine-month period, net interest expense was $34.9 million and $34.0 million in 2005 and 2004, respectively.  An increase in our U.S. interest expense due to higher commercial paper borrowings was partially offset by an increase in our international interest income due to higher international cash balances during 2005.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2005 (continued)

The provision for income taxes for the third quarter of 2005 reflected an income tax rate of 35.2 percent as compared to an income tax rate of 35.6 percent for 2004.  For the first nine months, the provision for income taxes reflected an income tax rate of 35.3 percent for 2005 as compared to 36.5 percent for 2004.  Excluding one-time benefits, the estimated effective income tax rate for the first nine months of 2005 is 35.7 percent.  The reduction in the 2005 effective tax rate is due to tax savings efforts, international mix and tax rate decreases partially offset by year over year reductions in one-time benefits.

Information regarding accounting pronouncements is included in Note 12 of the Condensed Notes to Consolidated Financial Statements.  The company will adopt SFAS 123(R) Share-Based Payments, the new standard for expensing stock options, beginning in the fourth quarter of 2005.  The company expects the adoption will result in an annual charge of approximately $0.10 per share for the full year 2005.  As part of the transition to the new standard, the company expects to restate its earnings history in line with the pro forma amounts historically disclosed in the company’s financial statements.  See Footnote 12.

Financial Position and Liquidity

Total assets were $3.829 billion at September 30, 2005, an increase of $112 million over total assets at year-end 2004.  A portion of this increase is due to trade accounts receivable being up from year-end 2004 primarily due to an increase in sales volumes.  Additionally, cash and cash equivalents increased to $165 million as of September 30, 2005 due to decreased acquisition activity in 2005.  These increases were offset by a decrease in the value of non U.S. assets on the balance sheet due to currency translation as the U.S. dollar strengthened against the euro relative to December 31, 2004.

Total debt was $709 million at September 30, 2005, compared to total debt of $702 million at year-end 2004.  The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 30 percent at September 30, 2005 compared to 31 percent at December 31, 2004 due to an increase in shareholders equity more than offsetting the impact of the increase in debt. Management believes this ratio is a significant measure of the company’s financial position and liquidity.  We are in compliance with all of our debt covenants and believe we have ample borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $431 million and $417 million for the first nine months of 2005 and 2004, respectively.  Operating cash flows for 2005 increased over 2004 primarily due to higher sales in the first nine months compared to the prior year. Cash used for investing activities has decreased significantly over 2004 resulting from decreased acquisition activity compared to the first nine months of last year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

At December 31, 2004, the schedule of contractual obligations included in the Liquidity and Capital Resources section of our Form 10-K for the year ended December 31, 2004 listed total notes payable due within one year as $50,980,000.  As of September 30, 2005, the total notes payable due within one year is $89,351,000. These additional borrowings were used primarily to fund the repurchase of approximately 3.9 million shares ($127 million) and capital expenditures.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2005, including new program investments, scheduled debt repayments, dividend payments, possible acquisitions and share repurchases from operating activities, cash reserves and short-term borrowings.  In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

Subsequent Event

In October 2005 the company completed its evaluation for the reinvestment of foreign earnings in the United States pursuant to the provisions of the American Jobs Creation Act of 2004 (the “Act”).  As a result, the company expects to reinvest $225 million of foreign earnings into the U.S.  The Act provides the company the opportunity to tax efficiently repatriate foreign earnings for U.S. qualifying investments specified in its domestic reinvestment plan.  As a result of completing this evaluation, the company expects to record tax expense of $3.3 million, net of available foreign tax credits, in the fourth quarter of 2005.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.  Controls and Procedures.

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements and Risk Factors

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In this report on Form 10-Q, management discusses expectations regarding future performance of the company which include pursuit of future selling price increases and cost savings, contributions to our international benefit plans, future accounting for stock options and cash repatriations, borrowing capacity, favorable liquidity, and similar business and financial matters.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Additionally, the company may refer to this section of the Form 10-Q to identify risk factors related to other forward looking statements made in oral presentations including telephone conferences and/or webcasts available to the public.

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

PART II.  OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
July 1-31, 2005	19,404	$33.8896	0	12,192,000
August 1-31, 2005	44,830	$32.2087	0	12,192,000
September 1-30, 2005	168,907	$32.7110	0	12,192,000
Total	233,141	$32.7125	0	12,192,000

(1)          Represents the value of 233,141 shares reacquired from employees and/or directors either as swaps for the cost of stock options or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

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

Item 5. Other Information.

a.                                       The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

On October 27, 2005, the Compensation Committee and Board of Directors approved a 7.4 percent increase of the annual value of base compensation paid to non-employee directors, effective January 1, 2006.  Specifically, (i) the annual cash retainer will be increased from $55,000 to $60,000 and (ii) the annual stock unit award will be structured as one half of the annual cash retainer on an on-going basis (with the cash retainer increase, the stock unit award will be increased from $25,000 to $30,000).  A revised summary of the non-employee director compensation program is filed as Exhibit (10) to this Form 10-Q and is hereby incorporated by reference.

Item 6.    Exhibits.

(a) The following documents are filed as exhibits to this report:

(10)                            Non-Employee Director Compensation and Benefits Summary.

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

ECOLAB INC.

Date:	November 2, 2005	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Non-Employee Director Compensation and Benefits Summary.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically