Form 10-K
period 2005-12-31
ECOLAB INC
filed 2006-02-28
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 1-9328

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒  YES  ☐  NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐  YES  ☒  NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒         Accelerated Filer ☐         Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2005:  $8,239,621,794 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $32.36 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of February 21, 2006: 253,210,779 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2005 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2006 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2005 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to either “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning business progress and expansion, business acquisitions, currency translation, cash flows, debt repayments, environmental and regulatory considerations, share repurchases, susceptibility to changes in technology, global economic conditions, pension expenses and potential contributions, and liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1. Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924. Our fiscal year is the calendar year ending December 31.

During 2005, we continued to make business acquisitions to broaden our product and service offerings, in line with our “Circle the Customer – Circle the Globe” strategy. These transactions included the following:

•                                In January 2005, we acquired Associated Chemicals & Services, Inc. (a/k/a Midland Research), a water treatment business. Midland had annual sales of approximately $16,000,000 and this business became part of our United States Cleaning & Sanitizing and International operations.

•                                In February 2005, we acquired YSC Chemical Company (YSC) based in Bangkok, Thailand. YSC provides floor cleaning and finishing products in East Asia. YSC had annual sales of approximately $3,000,000 and this business became part of our International operations.

•                                In April 2005, we purchased certain operations of Kilco Chemicals Ltd. based near Belfast, Northern Ireland. Kilco offers products, systems and services for the food and beverage processing industry. Kilco had annual sales of approximately $5,000,000 and this business became part of our International operations.

Additional details regarding certain of the above acquisition transactions are found in Note 5 located on pages 39 and 40 of the Annual Report, and incorporated into Item 8 hereof.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 15, located on pages 48 and 49 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  Ecolab develops and markets premium products and services for the hospitality, foodservice, healthcare and industrial markets. We provide cleaning, sanitizing, pest elimination, maintenance and repair products and services primarily to hotels and restaurants, healthcare and educational facilities, quick-service (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors, pharmaceutical and cosmetics facilities and the vehicle wash industry. A strong commitment to customer support is a distinguishing characteristic of our business. Additional information on our business philosophy is found below under the heading “Additional Information – Competition” of this Item 1(c).

The following description of our business is based upon our three reportable segments as reported in our consolidated financial statements. However, we pursue a “Circle the Customer – Circle the Globe” strategy by providing products, systems and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world. Therefore, one customer may utilize the services of all three of the segments and there is a degree of interdependence among the operating segments. Revenues of our International segment include sales outside the United States by our Kay and Pest Elimination businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of eight divisions which provide cleaning and sanitizing services to United States markets.

Institutional:  Our Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as food safety products and equipment, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries, and water filters to the foodservice industry. The Institutional Division also provides pool and spa treatment programs for hospitality and other commercial customers. The Institutional Division also manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense our cleaners and sanitizers. In addition, the Institutional Division markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

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

Kay:  Our Kay Division (which consists of certain wholly-owned subsidiaries of Ecolab Inc.) supplies chemical cleaning and sanitizing products primarily to national and regional quick-service restaurant chains and to the food retail (i.e., grocery store) industry. Kay’s products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools. Products are sold under the “Kay” brand or the customer’s private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers. Kay’s customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

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

Food & Beverage:  Our Food & Beverage Division addresses cleaning and sanitation at the beginning of the food chain to facilitate the production of products for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors as well as to pharmaceutical and cosmetic plants. The Food & Beverage Division is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination on those surfaces. The Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base. Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by our field sales personnel.

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

Professional Products:  The Professional Products Division provides a broad range of cleaning and floor care products, systems and services to the commercial janitorial industry which services the retail, health care, government building services and industrial markets in the United States. Professional Products’ proprietary janitorial offerings (detergents, general purpose cleaners, carpet care, stone care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants) are sold primarily through a network of independent, third-party distributors, supported by a Company-employed sales force.

Healthcare:  Our Healthcare Division provides infection prevention and healthcare offerings to hospital, acute care and long-term care markets in the United States. Healthcare’s proprietary infection prevention/healthcare products (skin care, disinfectants and instrument cleaners) are sold primarily under the “Huntington” brand name.

Vehicle Care:  Our Vehicle Care Division provides vehicle appearance products which include soaps, polishes, sealants, wheel and tire treatments and air fresheners. Products are sold to vehicle rental, fleet and consumer car wash and detail operations. Brand names utilized by the Vehicle Care Division include Blue Coral®, Black Magic® and Rain-X®.

Water Care Services:  Water Care Services provides water and wastewater treatment products, services and systems for commercial/institutional customers (full service hotels, cruise ships, hospitals, healthcare, commercial real estate, government, and commercial laundries), food and beverage customers (dairies, meat, poultry, food processing and beverage) and other light industry. Water Care Services works closely with our Institutional, Textile Care and Food & Beverage Divisions to offer customized water care strategies to their accounts that have water care needs, primarily to treat water used in heating and cooling systems and manufacturing processes and to treat wastewater.

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

GCS Service:  GCS Service provides commercial equipment repair services and installed parts, as well as parts distribution. GCS Service offers these services to restaurant and other foodservice operations, while providing warranty service for equipment manufacturers. In addition, GCS Service offers parts at a wholesale level to repair services companies and end users.

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

Through acquisitions we expanded our Pest Elimination business to Brazil in 2001, the United Kingdom and the Republic of Ireland in 2002, to France and South Africa in 2004, and to Chile in early 2005. In addition, we entered the healthcare market in the United Kingdom by acquiring a supplier of hospital hygiene products in late 2002.

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

Our objective is to achieve a significant presence in each of our business markets. In general, competition is based on service, product performance and price. We believe we compete principally by providing superior value, premium service and differentiated products. Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction. This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on means to lower operating costs and helping them comply with safety, environmental and sanitation regulations. In addition, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation services to our customers and to provide that level of service to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

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

Number of Employees:  We have approximately 22,400 employees.

Customers and Classes of Service:  We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees. Additionally, although we have a diverse customer base and no customer or distributor constitutes ten percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit. We sell two classes of products which each constitute 10 percent or more of our sales. Sales of warewashing products in 2005, 2004 and 2003 approximated 21, 22, and 23 percent, respectively, of our consolidated net sales. In addition, through our Institutional and Textile Care businesses, we sell laundry products and services to a broad range of laundry customers. Sales of laundry products and services in 2005, 2004 and 2003 approximated 11, 10 and 10 percent, respectively, of our consolidated net sales.

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

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-owned manufacturing facilities. Some products are also produced for us by third-party contract manufacturers, including Henkel KGaA. Other products and equipment are purchased from third-party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 15 hereof under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and public warehouses. We use common carriers, our own delivery vehicles, and distributors. Additional information on our plant and distribution facilities is located beginning at page 15 hereof under the heading “Properties.”

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including phosphates, silicates, alkalis, salts and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels. Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by us, with the exception of a few specialized chemicals which we manufacture, are available from several suppliers.

Research and Development:  Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of our principal products have been developed by our research, development and engineering personnel. At times, technology has also been licensed from third parties to develop offerings. Note 12, entitled “Research Expenditures” located on page 44 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses. Among the risks are costs associated with transporting and managing hazardous substances, waste disposal or plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls. Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material negative effect on our consolidated results of operations, financial position or cash flows to date.

Pesticide Legislation:  Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill microorganisms (bacteria, viruses, fungi) on environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain approximately 400 product registrations with the United States Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State. While the cost of complying with rules as to pesticides has not had a material adverse effect on our financial condition, liquidity or the results of our operations to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,900,000 in 2005 and $2,700,000 in 2004. In Europe, the Biocidal Product Directive (98/8/EC) is establishing a program to evaluate and authorize marketing of biocidal active substances and products. The Biocidal Product Directive requirements are transitioning into effect. In September 2006, certain biocidal active substances not notified to the European Chemicals Bureau will be withdrawn from the market. We are working with suppliers and industry groups to manage requirements associated with the Biocidal Products Directive. Anticipated registration costs are not expected to significantly affect our consolidated results of operations, financial position or cash flows.

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

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals, processed foods, and medical devices. In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). The FDA has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994 that may impose additional requirements and associated costs when finalized by the FDA. To date, such requirements have not had a material negative effect on our consolidated results of operations, financial position or cash flows.

Europe:  The European Union is developing a new regulatory framework for the Registration, Evaluation and Authorization of Chemicals (REACH). It is expected that a final decision on REACH will be made by the European Parliament and Council in autumn 2006. The Commission expects the REACH Regulation to enter into force in spring 2007, with an implementation schedule to follow. Accordingly, operational requirements of REACH are expected to apply from 2008 onwards.

REACH is expected to establish a new European Chemicals Agency in Helsinki, Finland. The Agency would be responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. All “new” and “existing” chemicals produced or imported into the EU in quantities above 1 ton per year must be registered in a central database. For chemicals deemed to be of most concern, industry must gain specific authorization for particular uses which have been demonstrated to be safe. Other uses would be prohibited.

To manage this new program, we expect to simplify our product line, and we are working with chemical suppliers to begin evaluating potential implications. The eventual impact of REACH will also be felt by our competitors. Potential costs to us are not yet quantifiable.

Other Environmental Legislation:  Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”). We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial condition or liquidity. Our capital expenditures for environmental health and safety projects were approximately $4,230,000 in 2005 and $1,810,000 in 2004. Approximately $7,000,000 has been budgeted globally for projects in 2006.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 21 sites in the United States. Additionally, we have similar liability at eight sites outside the United States. In general, under CERCLA, we and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation. Pursuant to an Environmental Agreement dated December 7, 2000 with Henkel KGaA, Henkel agreed to indemnify us for certain environmental liabilities associated with the parties’ former joint venture in Europe. Reimbursement from Henkel has been requested for 42,785 euro (or approximately $52,000) spent for such environmental liabilities prior to December 31, 2005.

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

Our worldwide net expenditures for contamination remediation were approximately $800,000 in 2005 and $500,000 in 2004. Including the ChemLawn matters described below, our worldwide accruals at December 31, 2005 for probable future remediation expenditures totaled approximately $4,300,000. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial condition or liquidity. In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP. Currently there are five such locations and, at each, ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991. The accrual remaining reflects our best estimate of probable future costs.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 15, located on pages 48 and 49 of the Annual Report, is incorporated herein by reference.

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

In addition, the following governance materials are available on our website at www.ecolab.com/investor/governance and the same information is available in print to any requesting persons, free of charge, by writing to the Corporate Secretary at our headquarters address, or by submitting an e-mail request to investor.info@ecolab.com:  (i)  charters of the Audit, Compensation, Finance and Governance Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct and Code of Ethics for Senior Officers and Finance Associates.

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

Name	Age	Office	Positions Held Since Jan. 1, 2001

Douglas M. Baker, Jr.	47	President and Chief Executive Officer	Jul. 2004 – Present

		President and Chief Operating Officer	Aug. 2002 – Jun. 2004

Name	Age	Office	Positions Held Since Jan. 1, 2001

Douglas M. Baker, Jr. (continued)		President - Institutional Sector	Mar. 2002 – Jul. 2002

		Senior Vice President - Institutional Sector	Jan. 2001 – Feb. 2002

Lawrence T. Bell	58	Senior Vice President, General Counsel and Secretary	Jul. 2002 – Present

		Senior Vice President-Law and General Counsel	Jan. 2001 – Jun. 2002

Steven L. Fritze	51	Executive Vice President and Chief Financial Officer	Feb. 2004 – Present

		Senior Vice President and Chief Financial Officer	Mar. 2002 – Jan. 2004

		Senior Vice President - Finance and Controller	May 2001 – Feb. 2002

		Vice President and Controller	Jan. 2001 – Apr. 2001

Robert K. Gifford	48	Senior Vice President – Global Supply Chain	Oct. 2005 – Present (1)

		Vice President – Supply Chain Management	Sep. 2004 – Sep. 2005

Thomas W. Handley	51	Executive Vice President-Specialty Sector	Jan. 2004 – Present

		Senior Vice President - Strategic Planning	Aug. 2003 – Dec. 2003 (2)

Michael A. Hickey	44	Senior Vice President – Global / Corporate Accounts	Nov. 2005 – Present

		Vice President – Global/Corporate Accounts, Institutional Division	Jul. 2001 to Oct. 2005

		Vice President – Sales & Marketing, Kay Chemical	Jan. 2001 to Jun. 2001

Luciano Iannuzzi	49	Executive Vice President – Europe, Africa and Middle East	Jan. 2004 to Present

Name	Age	Office	Positions Held Since Jan. 1, 2001

Luciano Iannuzzi (continued)		Vice President and General Manager – Europe	Jun. 2002 – Dec. 2003

		Vice President – Region West & Region South Europe	Jan. 2002 – May 2002

		Vice President Region South Europe – Henkel-Ecolab	Jan. 2001 – Dec. 2001

Diana D. Lewis	59	Senior Vice President - Human Resources	Jan. 2001 – Present

Phillip J. Mason	55	Executive Vice President – Asia Pacific and Latin America	Dec. 2004 – Present

		Senior Vice President – Strategic Business Development	May 2004 – Nov. 2004 (3)

James A. Miller	49	Executive Vice President- Institutional Sector North America	Jan. 2004 – Present

		Vice President and General Manager - Institutional	Sept. 2002 – Dec. 2003

		Institutional Vice President- Marketing North America	Oct. 2001 – Aug. 2002 (4)

Susan K. Nestegard	45	Senior Vice President-Research, Development and Engineering and Chief Technical Officer	Dec. 2004 – Present

		Vice President-Research, Development and Engineering and Chief Technical Officer	Mar. 2003 – Nov. 2004 (5)

Daniel J. Schmechel	46	Senior Vice President and Controller	Dec. 2005 – Present

		Vice President and Controller	Apr. 2002 – Nov. 2005

		Vice President and Treasurer	Jan. 2001 – Mar. 2002

Robert P. Tabb	55	Vice President and Chief Information Officer	Sep. 2003 – Present (7)

(1).       Prior to joining Ecolab in September 2004, Mr. Gifford served as Vice President, World Logistics and Program Manager of Hewlett Packard Corporation for three years. Prior to Hewlett Packard, Mr. Gifford was employed by Compaq and Tandem.

(2).       Prior to joining Ecolab in August 2003, Mr. Handley was employed by the Procter & Gamble Company for 22 years in various management, marketing and executive positions including assignments in Japan and Mexico. Mr. Handley’s last position at P&G was Vice President - Feminine Care Strategic Planning.

(3).       Mr. Mason re-joined Ecolab in May 2004, where he formerly served 23 years in various management and executive positions, most recently as Vice President – Asia Pacific. Prior to re-joining Ecolab, Mr. Mason was employed by HAVI Group, LP, serving as President, HPR Partners from 1997-2004.

(4).       From April 1998 to April 2000, Mr. Miller served as Senior Vice President and General Manager, The Minute Maid Co. (a subsidiary of The Coca Cola Company). In May 2000, Mr. Miller was hired as President and CEO of Busy Body, Inc., a privately held retailer of home fitness equipment in the western U.S., to remedy operations that were underperforming the owners’ expectations. Busy Body, Inc. filed for Chapter 11 protection under federal bankruptcy laws in May 2001 and was subsequently liquidated. Mr. Miller re-joined the Company in October 2001.

(5).       Prior to joining Ecolab in March 2003, Ms. Nestegard was employed by 3M Company for 20 years, most recently as Business Director of Optical Components. Ms. Nestegard’s experience includes product and process development and technical management as Director Engineering Systems Technology Center and as Technical Director of the Electronic Products Division of 3M in Austin, Texas.

(6).       Prior to joining Ecolab in September 2003, Mr. Tabb held various executive positions in the systems technology industry, most recently with Focus IT Group, a consulting firm. From 1997 – 2000 Mr. Tabb was employed by CNF Transportation, Inc. as Vice President and Chief Information Officer. From 2000 – 2001 Mr. Tabb served as Vice President, Global Information Technology at Nike, Inc.

Item 1A. Risk Factors.

We identify below for investors important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. See the section entitled Forward-Looking Statements located on page 2 of this Form 10-K. Also, we may refer to this disclosure to identify risk factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public. Risk factors relating to our protection of the environment are located under Item 1(c) of this Form 10-K under the heading “Environmental and Regulatory Considerations,” and are incorporated herein by reference.

Risks and uncertainties that may affect our operating results and business performance include:

•            the vitality of the foodservice, hospitality, travel, health care and food processing industries;

•            restraints on pricing flexibility due to competitive factors, customer or vendor consolidations, and existing contractual obligations;

•            changes in oil or raw material prices or unavailability of adequate and reasonably priced raw materials or substitutes therefore;

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

In addition, we note that our stock price can be affected by fluctuations in quarterly earnings. There can be no assurance that our earnings levels will meet investors’ expectations.

Item 1B. Unresolved Staff Comments.

We have no unresolved comments from the staff of the Securities and Exchange Commission.

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

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
Hebron, OH	225,000	Liquids	Owned
Greensboro, NC	193,000	Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Carrollton, TX	24,000	Liquids, Powders	Owned

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,300	Liquids, Powders	Owned
Santa Cruz, BRAZIL	142,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,400	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Mullingar, IRELAND	74,300	Liquids	Leased
Valby, DENMARK	70,000	Liquids	Owned
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,200	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	52,575	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	26,900	Liquids, Powders	Owned
Dorado, PUERTO RICO	25,000	Liquids, Powders	Leased
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	22,900	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,160	Liquids, Powders	Owned
Mandras, GREECE	18,000	Liquids	Owned
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	7,600	Liquids, Powders	Owned

We believe our manufacturing facilities are in good condition and are adequate to meet our existing production needs, except that new manufacturing facilities in Brazil and China are being constructed to support continued growth in these countries.

Most of our manufacturing plants also serve as distribution centers. In addition, around the world, we operate distribution centers, all of which are leased, and utilize various public warehouses to facilitate the distribution of our products and services. In the United States, our sales and service associates are located in approximately 90 leased offices. Additional sales offices are located internationally.

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through 2008. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2011 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. In April 2004, we purchased a 90 acre campus in Eagan, Minnesota to provide for future growth. The acquired facility houses the research and development and data center requirements as well as several of our administrative functions. Renovations of the buildings on this property, comprising approximately 500,000 square feet, have been completed and more than 800 associates now work at this site. Our former research center in Mendota Heights, Minnesota and the data center in St. Paul were sold in 2005.

Item 3. Legal Proceedings.

Proceedings arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

The Company and certain of our subsidiaries are defendants in various lawsuits and claims arising out of the normal course of business. Accruals have been established reflecting our best estimate of probable future costs relating to such matters.

The estimated effects of the future results of existing litigation is subject to certain estimates, assumptions and uncertainties and should be considered in light of the discussion of Risk Factors found under Item 1A of this Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information:  Our Common Stock is listed on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2005 and 2004 were as follows:

	2005		2004
Quarter	High	Low	High	Low
First	$35.08	$31.20	$28.61	$26.12

Second	$34.23	$30.68	$31.77	$27.95

Third	$34.14	$30.75	$31.80	$29.04

Fourth	$37.15	$30.93	$35.59	$31.32

The closing Common Stock price on February 21, 2006 was $35.92.

Holders:  On February 21, 2006, we had 5,185 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 69 consecutive years. Quarterly cash dividends of $0.08 per share were declared in February, May and August 2004. Cash dividends of $0.0875 per share were declared in December 2004, and February, May and August 2005. A dividend of $0.10 per share was declared in December 2005.

Item 5(c) Purchases of Equity Securities by the Issuer.

Period	(a) Total number of shares purchased	(b) Average price paid per share (1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2005	58	$33.01	-0-	12,192,000
November 1-30, 2005	7,133	$33.06	-0-	12,192,000
December 1-31, 2005	2,443,657	$35.35	2,390,600	9,801,400
Total	2,450,848	$35.35	2,390,600	9,801,400

(1)                    Includes brokerage commissions paid, plus the value of 60,248 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

(2)                    On October 17, 2003 our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock. This authorization was concluded during the quarter ended December 31, 2005. On December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6. Selected Financial Data.

The comparative data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 52 and 53 of the Annual Report, are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The material appearing under the heading entitled “Financial Discussion,” located on pages 21 through 30 of the Annual Report, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on page 30 of the Annual Report, is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15.I(1). below and located on pages 31 through 51 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:  As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective, among other things, in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in our reports filed under the Securities Exchange Act of 1934, as amended.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm. PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting. Their report can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 hereof.

During the period October 1 - December 31, 2005, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

In the paragraphs below describing our executive compensation and non-employee director plans and programs, the “Named Executive Officers or NEOs” refer to our Chief Executive Officer during 2005 and the next four most-highly compensated executive officers who were serving in those capacities at December 31, 2005, and the “Committee” refers to the Compensation Committee of the Board of Directors.

General:  The components of the overall compensation program for the Company’s executive officers include base salary, long-term incentives in the form of annual stock option awards, cash-based annual bonus incentives, participation in deferred compensation and retirement plans, and certain perquisites. A summary of the executive compensation program is filed as Exhibit (10)U to this report and is hereby incorporated by reference.

Base Salary:  For the 2006 fiscal year, base salaries for corporate officers, including the NEOs other than the CEO, are scheduled to increase by an average of 4.9%. The salary of the CEO has been established at $800,000, representing an increase of $100,000 since it was last adjusted in July 2004. Competitive market data is available for all of the executive positions. Salaries are monitored to ensure that the appropriate balance of internal value and external competitiveness is maintained. The base salaries established for the 2006 fiscal year for the NEOs are included as a part of the Named Executive Officer Salary, Stock Options and Bonus Table (the “NEO Table”) filed as Exhibit (10)T to this Form 10-K and incorporated by reference herein.

Long-Term Incentive Awards:  For the 2006 fiscal year, long-term incentive stock options were granted to the corporate officers, including the NEOs other than the CEO, for an aggregate of 694,600 shares.  The CEO received a grant for 303,000 shares. Individual stock incentive grant guidelines are established for each such officer based on market competitive values. Guidelines were developed on a position-by-position basis using market data from the Towers Perrin Single Regression and Long-Term Incentive surveys for general industry companies. The market data represents median long-term incentive values adjusted for size based on revenue. The guidelines were reviewed and approved by the Committee’s independent consultant, Frederic W. Cook & Co. The stock options granted for the 2006 fiscal year for the NEOs are included in the NEO Table and incorporated by reference herein. The options were granted in December 2005 pursuant to a form of agreement on file with the Securities and Exchange Commission (the “SEC”) and were timely reported to the SEC on Forms 4.

Bonuses:  On February 24, 2006, the Committee authorized the payment of annual incentive awards (“bonuses”) under our Management Incentive Plan (“MIP”) and Management Performance Incentive Plan (“MPIP”) with respect to fiscal 2005 performance. The MIP is a cash-based annual incentive plan that focuses executives’ attention on achieving competitive annual business goals. For fiscal 2005, performance goals were based principally on diluted earnings per share and business unit operating income and revenue goals, with the relative weighting of these goals varying by executive position. Target award opportunities during 2005 for corporate officers, including the NEOs other than the CEO, ranged from 35% to 55% of base salary, with threshold and maximum award opportunities at 40% and 200% of target opportunities, respectively. Based on overall Company, business unit and individual performance for the most recent fiscal year, actual award payments for such corporate officers were $3,753,700 in the aggregate and ranged individually from 108% to 180% of target opportunities.

The MPIP is a stockholder approved plan that is similar to the MIP, except that it is intended to qualify for the performance-based exception to the $1,000,000 deduction limitation under Section 162(m) of the Internal Revenue Code. For fiscal 2005, the Committee selected the CEO and one other executive officer as participants in the MPIP and established a maximum award payment opportunity equal to 300% of each participant’s base salary (subject to a limit of $3,000,000) based on the attainment of pre-established diluted earnings per share goals. The Committee, working with management and the Company’s independent compensation consultants, also set performance goals for the Company which are in addition to the MPIP performance goals. The bonuses paid for the 2005 fiscal year for the NEOs under the MIP and MPIP are included in the NEO Table and incorporated by reference herein.

The Company intends to provide additional information regarding the compensation awarded to the Named Executive Officers in respect of and during the year ended December 31, 2005 in the definitive proxy statement for the Company’s 2006 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission on or around March 31, 2006.

Establishment of 2006 Bonus Criteria:  On February 24, 2006, the Committee established the performance criteria for the MIP and the MPIP for the Company’s fiscal year ending on December 31, 2006. Target award opportunities under the MIP for corporate officers, including the NEOs other than the Chief Executive Officer, will range from 35% to 60% of base salary, with threshold and maximum award opportunities at 40% and 200% of target opportunities, respectively. Sector heads and business unit general managers will continue to have 30% of their performance measured on earnings per share (“EPS”) performance and 70% on business unit objectives. The majority of corporate staff officers will have 70% of their award based on total EPS and 30% on individual objectives.  The Committee also selected the CEO as the sole participant for the MPIP for the fiscal year ending on December 31, 2006. The performance goal for the participant in the MPIP will be diluted EPS, with the maximum award payment opportunity equal to 300% of the applicable participant’s base salary (subject to the plan limit of $3 million) if the performance is achieved.

Non-Employee Director Compensation:  The components of the overall compensation program for the Company’s non-employee directors include an annual retainer, Committee Chair fees, deferred stock units, an annual stock option grant, gift matching, travel insurance, and certain director liability protection. A summary of the non-employee director compensation program is filed as Exhibit (10)V to this Form 10-K and is hereby incorporated by reference.

The following disclosures would otherwise be filed on Form 8-K under the headings “Item 1.01. Entry into a Material Definitive Agreement and Item 3.03. Material Modification to Rights of Security Holders.”

On February 24, 2006, the Board of Directors of Ecolab Inc. (the “Company” or “Registrant”) approved the extension of the benefits afforded by the Company’s existing shareholder rights agreement with Computershare Investor Services, LLC (the “Rights Agent”), which will expire at the close of business (as defined therein) on March 11, 2006 (the “Current Rights Agreement”), by adopting a new shareholder rights agreement with the Rights Agent, dated as of February 24, 2006 (the “New Rights Agreement”). Under the Current Rights Agreement, the close of business on a day that is not a business day is defined to be the close of business on the next succeeding business day. Because March 11, 2006, falls on a Saturday, the Current Rights Agreement will expire at 5:00 p.m. New York City time on March 13, 2006.

In connection with the New Rights Agreement, on February 24, 2006, the Board of Directors of the Registrant declared a dividend distribution of one right (a “Right”) for each outstanding share of the Registrant’s common stock, $1.00 par value per share (the “Common Stock”), to stockholders of record at the close of business on March 13, 2006 (the “Record Date”). The Board of Directors of the Registrant also authorized the issuance of one Right for each share of Common Stock issued after the Record Date and prior to the earliest of the Distribution Date (as defined below), the redemption of the Rights and the expiration of the Rights and, in certain circumstances, after the Distribution Date. Except as set forth below and subject to adjustment as provided in the New Rights Agreement, each Right entitles the registered holder to purchase from the Registrant one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock, without par value (the “Preferred Stock”), at a purchase price of $135 per Right (the “Purchase Price”). The description and terms of the Rights are set forth in the New Rights Agreement.

Upon payment of the dividend at the close of business on the Record Date, the Rights will be attached to all Common Stock certificates representing shares then outstanding, and no separate Rights Certificates (as defined below) will be distributed. The Rights will separate from the Common Stock upon the earliest of (i) 10 business days following a public announcement that a person or group (an “Acquiring Person”), together with persons affiliated or associated with it, has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding shares of Common Stock (the “Stock Acquisition Date”), (ii) 10 business days (or such later date as the Board of Directors of the Registrant shall determine) following the commencement of a tender offer or exchange offer that would result in a person or group beneficially owning 15% or more of such outstanding shares of Common Stock, or (iii) 10 business days following a determination by the Board of Directors of the Registrant that a person (an “Adverse Person”), alone or together with its affiliates and associates, has become the beneficial owner of more than 10% of the Common Stock and that (a) such beneficial ownership is intended to cause the Registrant to repurchase the Common Stock beneficially owned by such person or to cause pressure on the Registrant to take action or enter into transactions intended to provide such person with short-term financial gain under circumstances where the Board of Directors of the Registrant determines that the best long-term interests of the Registrant would not be served by taking such action or entering into such transactions at the time, or (b) such beneficial ownership is causing or reasonably likely to cause a material adverse impact on the business or prospects of the Registrant; provided, however, that the Board of Directors of the

Registrant shall not declare any person to be an Adverse Person if such person has reported or is required to report its ownership of Common Stock on Schedule 13G under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or on Schedule 13D under the Exchange Act which Schedule 13D does not state any intention to, or reserve the right to, control or influence the Registrant or engage in certain other actions, so long as such person neither reports nor is required to report such ownership other than as described in this proviso (the earliest of such dates being called the “Distribution Date”). Notwithstanding the foregoing, (x) Henkel KGaA (“Henkel”) shall not be an Acquiring Person if, and so long as, the Second Amended and Restated Stockholder’s Agreement, dated as of November 30, 2001, between the Registrant and Henkel (including any amendment thereto approved by the Registrant’s Board of Directors) (the “Stockholder’s Agreement”), continues to be binding on Henkel and Henkel is in compliance (as determined by the Registrant’s Board of Directors in its discretion) with the terms of the Stockholder’s Agreement, and (y) the Registrant shall not declare Henkel to be an Adverse Person.

Until the Distribution Date (or earlier redemption or expiration of the Rights), (i) the Rights will be transferred with and only with the Common Stock (except in connection with the redemption of the Rights), (ii) new Common Stock certificates issued after the Record Date upon transfer, replacement or new issuance of Common Stock will contain a notation incorporating the New Rights Agreement by reference and (iii) the surrender for transfer of any certificates for Common Stock outstanding will also constitute the transfer of the Rights associated with the Common Stock represented by such certificates.

The Rights will become first exercisable on the Distribution Date and will expire at the close of business on March 10, 2016, unless such date is extended or the Rights are earlier redeemed or exchanged by the Registrant as described below (the “Expiration Date”). Notwithstanding the foregoing, the Rights will not be exercisable after the occurrence of a Triggering Event (as defined below) until the Registrant’s right of redemption has expired.

As soon as practicable after the Distribution Date, separate certificates evidencing the Rights (the “Rights Certificates”) will be mailed to holders of record of the Common Stock as of the close of business on the Distribution Date and, thereafter, such separate Rights Certificates alone will evidence the Rights. Except for shares of Common Stock issued or sold after the Distribution Date pursuant to the exercise of stock options or under any employee benefit plan or arrangement granted or awarded prior to the Distribution Date, or the exercise, conversion or exchange of securities issued by the Registrant, and except as otherwise determined by the Board of Directors of the Registrant, only shares of Common Stock issued prior to the Distribution Date will be issued with Rights.

In the event that any person shall become (a) an Acquiring Person (except (i) pursuant to an offer for all outstanding shares of Common Stock which the independent directors of the Registrant determine to be fair to and otherwise in the best interest of the Registrant and its stockholders after receiving advice from one or more investment banking firms (a “Qualifying Offer”) and (ii) for certain persons who report their ownership on Schedule 13G under the Exchange Act or on Schedule 13D under the Exchange Act, provided that they do not state any intention to, or reserve the right to, control or influence the Registrant and such persons certify that they became an Acquiring Person inadvertently and they agree that they will not acquire any additional shares of Common Stock) or (b) an Adverse Person (either such event is referred to herein as a “Triggering Event”), then the Rights will “flip-in” and entitle each holder of a Right, except as provided below, to purchase, upon exercise at the then-

current Purchase Price, that number of shares of Common Stock having a market value of two times such Purchase Price.

Any Rights beneficially owned at any time on or after the earlier of the Distribution Date and the Stock Acquisition Date by an Acquiring Person, an Adverse Person or an affiliate or associate of an Acquiring Person or an Adverse Person (whether or not such ownership is subsequently transferred) will become null and void upon the occurrence of a Triggering Event, and any holder of such Rights will have no right to exercise such Rights.

In the event that, following a Triggering Event, the Registrant is acquired in a merger or other business combination in which the Common Stock does not remain outstanding or is changed (other than a merger consummated pursuant to a Qualifying Offer) or 50% of the assets, cash flow or earning power of the Registrant and its Subsidiaries (as defined in the New Rights Agreement) (taken as a whole) is sold or otherwise transferred to any person (other than the Registrant or any Subsidiary of the Registrant) in one transaction or a series of related transactions, the Rights will “flip-over” and entitle each holder of a Right, except as provided in the preceding paragraph, to purchase, upon the exercise of the Right at the then-current Purchase Price, that number of shares of common stock of the acquiring company (or, in certain circumstances, one of its affiliates) which at the time of such transaction would have a market value of two times such Purchase Price.

The number of Rights associated with each share of Common Stock shall be proportionately adjusted after the Record Date and prior to the Distribution Date (or earlier redemption or expiration of the Rights) for any (i) declaration of a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivision of the outstanding shares of Common Stock, or (iii) combination of the outstanding shares of Common Stock into a smaller number of shares, such that the number of Rights thereafter associated with each share of Common Stock following any such event shall equal the result obtained by multiplying the number of Rights associated with each share of Common Stock immediately prior to such event by a fraction, the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of shares of Common Stock outstanding immediately following the occurrence of such event.

In addition, the Purchase Price is subject to adjustment from time to time to prevent dilution upon the (i) declaration of a dividend on the Preferred Stock payable in shares of Preferred Stock, (ii) subdivision of the outstanding Preferred Stock, (iii) combination of the outstanding Preferred Stock into a smaller number of shares, (iv) issuance of any shares of the Registrant’s capital stock in a reclassification of the Preferred Stock (including any such reclassification in connection with a consolidation or merger in which the Registrant is the continuing or surviving corporation), (v) grant to holders of the Preferred Stock of certain rights, options, or warrants to subscribe for Preferred Stock or securities convertible into Preferred Stock at less than the current market price of the Preferred Stock or (vi) distribution to holders of the Preferred Stock of cash (other than a regular quarterly cash dividend out of the earnings or retained earnings of the Registrant), assets (other than a dividend payable in Preferred Stock, but including any dividend payable in stock other than Preferred Stock) or evidences of indebtedness, or of subscription rights or warrants. With certain exceptions, no adjustment in the Purchase Price will be required until cumulative adjustments require an adjustment of at least 1% of the Purchase Price.

At any time until the earlier of (i) 10 business days following the Stock Acquisition Date and (ii) the Expiration Date, the Registrant may redeem the Rights in whole, but not in part, at a price of $.01 per Right. The Registrant may, at its option, pay the redemption price in cash, shares of Common Stock (based on the current market price of the Common Stock at the time of redemption) or any other form of consideration deemed appropriate by the Board of Directors of the Registrant. Immediately upon the action of the Registrant’s Board of Directors ordering redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the applicable redemption price. Notwithstanding the foregoing, the Board may not redeem any Rights following a determination that any person is an Adverse Person.

After a Triggering Event, at the election of the Board of Directors of the Registrant, the outstanding Rights (other than those beneficially owned by an Acquiring Person, Adverse Person or an affiliate or associate of an Acquiring Person or Adverse Person) may be exchanged, in whole or in part, for shares of Common Stock, or shares of preferred stock of the Registrant having essentially the same value or economic rights as such shares. Immediately upon the action of the Board of Directors of the Registrant authorizing any such exchange, and without any further action or any notice, the Rights (other than Rights which are not subject to such exchange) will terminate and such Rights will only entitle holders to receive the shares issuable upon such exchange.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Registrant, including, without limitation, the right to vote or to receive dividends. While the distribution of the Rights will not be taxable to stockholders or to the Registrant, stockholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for Common Stock (or other consideration) of the Registrant or for common stock of the acquiring company as set forth above.

At any time prior to the Distribution Date, the Registrant may, without the approval of any holder of the Rights, supplement or amend any provision of the New Rights Agreement. Thereafter, the New Rights Agreement may be amended only (i) to cure ambiguities, (ii) to correct inconsistent provisions, (iii) to shorten or lengthen any time period thereunder or (iv) in ways that do not adversely affect the Rights holders (other than an Acquiring Person or Adverse Person). From and after the Distribution Date, the New Rights Agreement may not be amended to lengthen (A) a time period relating to when the Rights may be redeemed at such time as the Rights are not then redeemable, or (B) any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights (other than an Acquiring Person or Adverse Person.)

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Registrant on terms not approved by the Registrant’s Board of Directors. The Rights should not interfere with any merger or other business combination approved by the Board of Directors of the Registrant since the Board of Directors may, at its option, at any time until 10 business days following the Stock Acquisition Date, redeem all, but no less than all, of the then outstanding Rights at the applicable redemption price.

The foregoing summary description of the Rights does not purport to be complete and is qualified in its entirety by reference to the New Rights Agreement and the exhibits thereto (which include (i) Exhibit A – Form of Certificate of Designation, Preferences and Rights of Series A Junior

Participating Preferred Stock and (ii) Exhibit B - Form of Rights Certificate), a copy of which is incorporated herein by reference to Exhibit (4)C to this Annual Report on Form 10-K.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 5.03. Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.”

In connection with the upcoming expiration of the Company’s Current Rights Agreement at the close of business on March 13, 2006, the Company filed on February 27, 2006, a Certificate of Elimination of the Series A Junior Participating Preferred Stock of the Company, to become effective at the close of business on March 13, 2006 (the “Certificate of Elimination”), with the Delaware Secretary of State pursuant to Section 151(g) of the Delaware General Corporation Law. The filing of the Certificate of Elimination was authorized by the Board of Directors of the Company in accordance with the Delaware General Corporation Law. The Certificate of Elimination has the effect of eliminating from the Company’s Restated Certificate of Incorporation, dated as of May 9, 2003 (the “Current Restated Certificate of Incorporation”), all matters set forth in the Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company governing such series, previously filed by the Company with the Delaware Secretary of State on February 26, 1986, as subsequently amended from time to time (the “1986 Certificate of Designation”). The 1,000,000 shares of Series A Junior Participating Preferred Stock of the Company reserved for issuance in connection with the Current Rights Agreement under the 1986 Certificate of Designation will resume their status as authorized but unissued shares of preferred stock of the Company as of the effective date of the Certificate of Elimination. A copy of the Certificate of Elimination is attached hereto as Exhibit (3)B and is incorporated herein by reference.

In connection with the renewal of the Company’s Current Rights Agreement through the adoption of the New Rights Agreement, on February 27, 2006, the Company filed a Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company, to become effective after the close of business of March 13, 2006 (the “New Certificate of Designation”), with the Delaware Secretary of State pursuant to Section 151(g) of the Delaware General Corporation Law. The filing of the New Certificate of Designation was authorized by the Board of Directors of the Company in accordance with the Delaware General Corporation Law. The New Certificate of Designation authorizes the creation of a new series of 400,000 shares of Series A Junior Participating Preferred Stock, without par value, of the Company, to be reserved for issuance in connection with the New Rights Agreement. A copy of the Certificate of Designation is attached hereto as Exhibit (3)C and is incorporated herein by reference.

In light of the amendments to the Current Restated Certificate of Incorporation to be implemented upon the effectiveness of the filing of the Certificate of Elimination and the Certificate of Designation as described above, on February 27, 2006, the Company also filed a Restated Certificate of Incorporation, to become effective March 13, 2006, after the effectiveness of the Certificate of Elimination and the Certificate of Designation referred to above (the “Restated Certificate of Incorporation”), with the Delaware Secretary of State pursuant to Section 245 of the Delaware General Corporation Law. The Restated Certificate of Incorporation only restates and integrates, and does not further amend, the provisions of the Current Restated Certificate of Incorporation, as theretofore amended and supplemented, and there is no discrepancy between the Current Restated Certificate of Incorporation, as theretofore amended and supplemented, and the Restated Certificate of Incorporation. The filing of the Restated Certificate of Incorporation was authorized by the Board of Directors of the Company in accordance with the Delaware General Corporation Law. A copy of the Restated Certificate of Incorporation is attached hereto as Exhibit (3)A and is incorporated herein by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The biographical material regarding our directors and the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company located in the Proxy Statement appearing under the heading entitled “Proposal to Elect Directors,” is incorporated herein by reference. Information regarding executive officers is presented under the heading “Executive Officers of the Company” in Part I on pages 11 through 14 hereof.

The material appearing under the heading entitled “Board of Directors” located in the Proxy Statement pertaining to the identity of Audit Committee members and the designation of the “audit committee financial expert(s)” is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The material appearing under the headings entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference. The holdings of Henkel KGaA and Henkel Corporation are subject to certain limitations with respect to our voting securities as more fully described in our Proxy Statement under the heading “Stockholder Agreement,” which is incorporated herein by reference.

A total of 968,101 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2005, which are actually issued and outstanding.

Equity Compensation Plan Information:  The following table presents, as of December 31, 2005, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	23,713,218	(1)(2)	$26.61	(2)	12,748,989
Equity compensation plans not approved by security holders	-0	-	—		-0	-
Total	23,713,218	(1)(2)	$26.61	(2)	12,748,989

(1)                    Includes 144,927 Common Stock equivalents under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan. These Common Stock equivalents represent deferred compensation earned by non-employee directors and are excluded from the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)                    Includes 15,872 shares of our Common Stock subject to stock options with a weighted-average exercise price of $27.52, which we assumed in connection with our acquisition of Alcide Corporation effective July 30, 2004. These assumed options are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the NYSE dated August 18, 2004. The respective Alcide plans were amended to prohibit future grants.

Item 13. Certain Relationships and Related Transactions.

The material appearing under the heading entitled “Director Independence Standards and Determinations,” located in the Proxy Statement pertaining to “Stockholder Agreement” and “Related Party Transactions,” as well as the paragraph relating to understandings concerning the election of directors between Henkel KGaA and the Company and the biographical material pertaining to Messrs. Stefan Hamelmann, Ulrich Lehner and Kasper Rorsted, both located in the Proxy Statement under the heading “Proposal to Elect Directors,” are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The material appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

I(1).	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2005, 2004 and 2003, Annual Report page 31.

	(ii)	Consolidated Balance Sheet at December 31, 2005, 2004 and 2003, Annual Report page 32.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004 and 2003, Annual Report page 33.

	(iv)	Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003, Annual Report page 34.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 35 through 50.

	(vi)	Report of Independent Registered Public Accounting Firm, Annual Report page 51.

I(2).

The following financial statement schedule to the Company’s financial statements listed in Item 15.I(1). for the years ended December 31, 2005, 2004 and 2003 located on page 41 hereof, and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule at page 37 hereof, are filed as part of this Report.

	(i)	Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

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

	(3)A.	Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006

B.	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.

C.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.

D.	By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.

(4)A.	Common Stock - see Exhibits (3)A and (3)D.

B.	Form of Common Stock Certificate effective March 14, 2006.

C.

Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A – Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B – Form of Rights Certificate.

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

B.	Documents comprising global Commercial Paper Programs

	(i)	U.S. $200,000,000 Euro-Commercial Paper Programme

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers).

		(b)	Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.

		(c)	Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.

		(d)	Deed of Guarantee made on 2 December 2005.

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

F.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan – Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2001.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004 – Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

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

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005 – Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

I.

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof – Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.	Ecolab Executive Financial Counseling Plan – Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2004.

K.	(i)

Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003 – Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 – Incorporated by reference to Exhibit (10)K(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

L.	(i)	Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002 - Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

(ii)

Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004 – Incorporated by reference to Exhibit (10)L(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Amendment No. 2 to the Ecolab Mirror Savings Plan, effective January 1, 2005 – Incorporated by reference to Exhibit (10)A of our Form 8-K dated December 13, 2005.

M.	(i)

Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003 - Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003. See also Exhibit (10)P hereof.

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Mirror Pension Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 – Incorporated by reference to Exhibit (10)M(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

N.	(i)

Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003 – Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 16, 2004 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 – Incorporated by reference to Exhibit (10)N(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

O.	(i)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004 – Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

(ii)

Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan – Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

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

	(ii)	Amendment No. 1 to Transition Agreement by and between Ecolab Inc. and Allan L. Schuman – Incorporated by reference to Exhibit (10) of our Report on Form 8-K dated January 1, 2006.

	(iii)	Non-statutory Stock Option Agreement – Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.

	(iv)	Mutual Release by Allan L. Schuman and Ecolab Inc. – Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

	(v)	Employment Agreement (Management) dated December 19, 1994 – Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.

T.	Named Executive Officer Salary, Stock Options and Bonus Table.

U.	Executive Compensation and Benefits Summary.

V.	Non-Employee Director Compensation and Benefits Summary.

W.	(i)	Ecolab Inc. 2005 Stock Incentive Plan – Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan – Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(13)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2005 which are incorporated by reference into Parts I and II hereof.

(14)	A.	Ecolab Code of Conduct – Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

	B.	Code of Ethics for Senior Officers and Finance Associates – Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries as of February 21, 2006.

(23)	Consent of Independent Registered Public Accounting Firm at page 40 hereof is filed as a part hereof.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a) Certifications.

(32)	Section 1350 Certifications.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description
(10)C.	Ecolab Inc. 1993 Stock Incentive Plan.

(10)D.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)E.	1995 Non-Employee Director Stock Option Plan.

(10)F.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)S.	Transition Agreement and related arrangements of Allan L. Schuman.

(10)T.	Named Executive Officer Salary, Stock Options and Bonus Table.

(10)U.	Executive Compensation and Benefits Summary.

(10)V.	Non-Employee Director Compensation and Benefits Summary.

(10)W.	Ecolab Inc. 2005 Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2006.

ECOLAB INC.
(Registrant)

By	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 24th day of February 2006.

/s/Douglas M. Baker, Jr.	President and
Douglas M. Baker, Jr.	Chief Executive Officer
(Principal Executive Officer
and Director)

/s/Steven L. Fritze	Executive Vice President and
Steven L. Fritze	Chief Financial Officer
(Principal Financial Officer)

/s/Daniel J. Schmechel	Senior Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for:

Les S. Biller, Richard U. De Schutter, Stefan
Hamelmann, Jerry A. Grundhofer, James J.
Howard, Joel W. Johnson, Jerry W. Levin,
Ulrich Lehner, Robert L. Lumpkins, Beth M.
Pritchard, Kasper Rorsted and Allan L.
Schuman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report which contains an explanatory paragraph relating to the adoption of SFAS No. 123R, “Share-Based Payment,” dated February 24, 2006 appearing in the 2005 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 24, 2006

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-26241; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-115568; 333-129427; and 333-129428) of our report dated February 24, 2006 relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting which appears in the 2005 Annual Report to Shareholders of Ecolab Inc., which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 24, 2006 relating to the financial statement schedule of Ecolab Inc. which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 28, 2006

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.

(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Description	of Period	Expenses	Accounts (A)	Deductions (B)	of Period (C)

Allowance for Doubtful Accounts:

Year Ended December 31, 2005	$44,199	$11,589	$(2,194)	$(14,743)	$38,851

Year Ended December 31, 2004	$44,011	$14,278	$2,414	$(16,504)	$44,199

Year Ended December 31, 2003	$35,995	$18,403	$3,669	$(14,056)	$44,011

(A)           Includes the effects of changes in currency translation and business acquisitions.

(B)             Uncollectible accounts charged off, net of recovery of accounts previously written off.

(C)             Includes an allowance of approximately $5 million as of December 31, 2005 for the expected return of products shipped, credits related to pricing or quantities shipped. All of the returns and credit activity is recorded directly to accounts receivable or sales.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.		Document	Method of Filing

(3)	A.	Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Filed herewith electronically.

	B.	Certificate of Elimination of the Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Filed herewith electronically.

	C.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Filed herewith electronically.

	D.	By-Laws, as amended through February 18, 1999	Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.

(4)	A.	Common Stock.	See Exhibits (3)A and (3)D.

	B.	Form of Common Stock Certificate effective March 14, 2006.	Filed herewith electronically.

C.

Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A – Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B – Form of Rights Certificate.

Filed herewith electronically.

Exhibit No.		Document	Method of Filing

	D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.

	E.	Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A. (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

	H.	(i) Trust Deed dated 7 February 2002, constituting €300,000,000 5.375% Notes due 2007 between Ecolab Inc. and JPMorgan Chase Bank, London Branch.	Incorporated by reference to Exhibit (4)H(i) of our Form 10-K Annual Report for the year ended December 31, 2001.

		(ii) Paying Agency Agreement, dated 7 February 2002, relating to €300,000,000 5.375% Note due 2007 among Ecolab Inc., JPMorgan Chase Bank, London Branch, J.P. Morgan Bank Luxembourg S.A. and others.	Incorporated by reference to Exhibit (4)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2001.

(10)	A.

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

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers).

Filed herewith electronically.

		(b)	Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Filed herewith electronically.

		(c)	Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Filed herewith electronically.

		(d)	Deed of Guarantee made on 2 December 2005.	Filed herewith electronically.

	(ii)	U.S. $450,000,000 U.S. Commercial Paper Program.

		(a)	Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.	Document		Method of Filing

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1993 Stock Incentive Plan, as Amended and Restated as of May 12, 2000.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 2002.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 1993 Stock Incentive Plan, as in effect for grants beginning May 14, 1993 through May 8, 1997.	Incorporated by reference to Exhibit (10)C of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

E.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report for the year ended December 31, 1994.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K for the year ended December 31, 1999.

Exhibit No.	Document		Method of Filing

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

F.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2001.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31. 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 1994. See also Exhibit (10)N hereof.

Exhibit No.	Document		Method of Filing

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.		Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2004.

K.	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.	Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)K(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

L.	(i)	Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002.	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit No.	Document		Method of Filing

	(ii)	Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004.	Incorporated by reference to Exhibit (10)L(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Amendment No. 2 to the Ecolab Mirror Savings Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated December 13, 2005.

M.	(i)	Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003. See also Exhibit (10)P hereof.

(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Mirror Pension Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)M(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

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

Incorporated by reference to Exhibit (10)N(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

O.	(i)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

	(ii)	Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

Exhibit No.	Document		Method of Filing

P.		Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002.	Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2001.

Q.	(i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

	(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

	(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 8-K dated November 30, 2001.

R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

	(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

S.	(i)	Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.		Document		Method of Filing

		(ii)	Amendment No. 1 to Transition Agreement by and between Ecolab Inc. and Allan L. Schuman.	Incorporated by reference to Exhibit (10) of our Report on Form 8-K dated January 1, 2006.

		(iii)	Non-statutory Stock Option Agreement.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.

		(iv)	Mutual Release by Allan L. Schuman and Ecolab Inc.	Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

		(v)	Employment Agreement (Management) dated December 19, 1994.	Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.

	T.		Named Executive Officer Salary, Stock Options and Bonus Table.	Filed herewith electronically.

	U.		Executive Compensation and Benefits Summary.	Filed herewith electronically.

	V.		Non-Employee Director Compensation and Benefits Summary.	Filed herewith electronically.

	W.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

		(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2005 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

Exhibit No.		Document	Method of Filing

(14)	A.	Ecolab Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

	B.	Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)		List of Subsidiaries as of February 21, 2006.	Filed herewith electronically.

(23)		Consent of Independent Registered Public Accounting Firm at page 40 hereof is filed as a part hereof.	See page 40 hereof.

(24)		Powers of Attorney.	Filed herewith electronically.

(31)		Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)		Section 1350 Certifications.	Filed herewith electronically.