Form 10-Q
period 2006-03-31
ECOLAB INC
filed 2006-05-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2006.

252,937,584 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Condensed Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Share-Based Compensation
		3.	Selected Balance Sheet Information
		4.	Financial Instruments
		5.	Comprehensive Income
		6.	Business Acquisitions and Investments
		7.	Net Income Per Common Share
		8.	Pension and Postretirement Plans
		9.	Operating Segments
		10.	Goodwill and Other Intangible Assets
		11.	New Accounting Pronouncements

Review Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II	OTHER INFORMATION
Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net sales	$1,120,075	$1,069,880

Cost of sales	552,491	526,975

Selling, general and administrative expenses	436,127	424,918

Operating income	131,457	117,987

Interest expense, net	10,328	11,190

Income before income taxes	121,129	106,797

Provision for income taxes	43,243	37,371

Net income	$77,886	$69,426

Net income per common share
Basic	$0.31	$0.27
Diluted	$0.30	$0.27

Dividends declared per common share	$0.1000	$0.0875

Weighted-average common shares outstanding
Basic	253,540	256,272
Diluted	258,055	260,626

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	March 31 2006	December 31 2005
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$62,934	$104,378

Short-term investments	—	125,063

Accounts receivable (net of allowance of $38,363 at March 31, 2006 and $38,851 at December 31, 2005)	769,695	743,520

Inventories	341,556	325,574

Deferred income taxes	65,074	65,880

Other current assets	70,156	57,251

Total current assets	1,309,415	1,421,666

Property, plant and equipment, net	841,977	835,503

Goodwill	944,802	937,019

Other intangible assets, net	198,743	202,936

Other assets, net	453,378	399,504

Total assets	$3,748,315	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	March 31	December 31
(amounts in thousands, except per share)	2006	2005
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$191,621	$226,927

Accounts payable	266,644	277,635

Compensation and benefits	176,333	214,131

Income taxes	46,168	39,583

Other current liabilities	346,447	361,081

Total current liabilities	1,027,213	1,119,357

Long-term debt	522,382	519,374

Postretirement health care and pension benefits	309,729	302,048

Other liabilities	200,631	206,639

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: March 31, 2006 - 253,572; December 31, 2005 - 254,143)	1,688,360	1,649,210

Total liabilities and shareholders’ equity	$3,748,315	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in thousands)	2006	2005
	(unaudited)

OPERATING ACTIVITIES

Net income	$77,886	$69,426

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	57,498	55,953
Amortization	7,859	8,988
Deferred income taxes	(2,679)	(2,085)
Share-based compensation expense	8,022	8,482
Excess tax benefits from share-based payment arrangements	(5,891)	(5,685)
Other, net	(1,051)	37
Changes in operating assets and liabilities:
Accounts receivable	(18,950)	(25,556)
Inventories	(13,577)	(7,715)
Other assets	(63,115)	(7,867)
Accounts payable	(3,954)	(12,451)
Other liabilities	(42,808)	(21,619)

Cash provided by (used for) operating activities	$(760)	$59,908

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in thousands)	2006	2005
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(59,854)	$(58,156)
Property disposals	6,984	234
Capitalized software expenditures	(2,987)	(2,706)
Businesses acquired and investments in affiliates, net of cash acquired	(803)	(20,980)
Sale of businesses and assets	—	800
Proceeds from sales and maturities of short-term investments	125,063	—

Cash provided by (used for) investing activities	68,403	(80,808)

FINANCING ACTIVITIES

Net issuances of notes payable	38,386	145,046
Long-term debt borrowings	—	1,285
Long-term debt repayments	(76,076)	(1,582)
Reacquired shares	(81,101)	(118,569)
Cash dividends on common stock	(25,527)	(22,590)
Exercise of employee stock options	28,936	23,804
Excess tax benefits from share-based payment arrangements	5,891	5,685

Cash provided by (used for) financing activities	(109,491)	33,079

Effect of exchange rate changes on cash	404	37

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,444)	12,216

Cash and cash equivalents, beginning of period	104,378	71,231

Cash and cash equivalents, end of period	$62,934	$83,447

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2005 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 21, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. Share-Based Compensation

Effective October 1, 2005, the company early-adopted Statement of Financial Accounting Standards No.123 (Revised 2004) Share-Based Payment, (SFAS No.123R) under the modified retrospective application method. SFAS No.123R requires the company to measure compensation expense for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. As part of the transition to the new standard, all prior period financial statements were restated to recognize share-based compensation expense historically reported in the notes to the consolidated financial statements.

Total compensation expense related to share-based compensation plans was $8.0 million ($5.1 million net of tax benefit) and $8.5 million ($5.3 million net of tax benefit) for the first quarters ended March 31, 2006 and 2005, respectively.

Effective with the company’s adoption of SFAS No.123R, new stock option grants to retirement eligible recipients will be attributed to expense using the non-substantive vesting method and expensed at the time recipients attain age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all periods, net income would have been increased by $0.7 million and $0.3 million for the quarters ended March 31, 2006 and 2005, respectively. During the first quarter of 2006, 1.4 million shares were issued for stock option exercises.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Selected Balance Sheet Information

(amounts in thousands)	March 31 2006	December 31 2005
	(unaudited)
Inventories
Finished goods	$187,675	$177,574
Raw materials and parts	168,024	161,488
Excess of fifo cost over lifo cost	(14,143)	(13,488)
Total	$341,556	$325,574

Other intangible assets, net
Customer relationships	$178,725	$176,778
Intellectual property	41,556	41,887
Trademarks	64,143	63,933
Other intangibles	7,597	7,459
Total	292,021	290,057
Accumulated amortization
Customer relationships	(60,231)	(55,328)
Intellectual property	(9,928)	(9,901)
Trademarks	(17,545)	(16,523)
Other intangibles	(5,574)	(5,369)

Other intangible assets, net	$198,743	$202,936

Shareholders’ equity
Common stock	$320,028	$318,603
Additional paid-in capital	768,993	727,428
Retained earnings	1,771,736	1,719,201
Accumulated other comprehensive income	25,842	9,764
Treasury stock	(1,198,239)	(1,125,786)
Total	$1,688,360	$1,649,210

Accumulated other comprehensive income as of March 31, 2006 consists of $0.1 million of net unrealized losses on financial instruments and $27.4 million of additional minimum pension liabilities as well as $53.3 million of cumulative translation income. Accumulated other comprehensive income as of December 31, 2005 consists of $0.3 million of net unrealized gains on financial instruments and $27.1 million of additional minimum pension liabilities as well as $36.6 million of cumulative translation income. The increase in cumulative translation income since December 31, 2005 is due to the weakening of the U.S. dollar against foreign currencies, primarily the Euro. The increase in treasury stock is primarily due to the repurchase of approximately $72.5 million (2 million shares) of the company’s stock during the first three months of 2006.

Interest expense was $12.1 million and $12.0 million for the first quarter of 2006 and 2005, respectively. Interest income was $1.8 million and $0.8 million for the first quarter of 2006 and 2005, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent euronotes, due February 2007. The company has designated this euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were losses of approximately $4.4 million and gains of approximately $1.8 million for the first quarter of 2006 and 2005, respectively.

5. Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in thousands)	2006	2005
	(unaudited)

Net income	$77,886	$69,426

Foreign currency translation	16,812	3,232

Derivative instruments	(734)	586

Comprehensive income	$93,964	$73,244

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Business Acquisitions and Investments

The total cash paid related to acquisition and investment activity was $0.8 million and $21.0 million during the first quarter of 2006 and 2005, respectively. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made during the three months ended March 31, 2006 and 2005, were as follows:

(unaudited) (amounts in thousands)	First Quarter Ended March 31
	2006	2005

Net tangible assets acquired	$121	$3,121

Identifiable intangible assets	144	7,067

Goodwill	538	10,792

Purchase price	$803	$20,980

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2006 were as follows:

	United States
(unaudited)	Cleaning &	Other
(thousands)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2005	$190,317	$48,929	$239,246	$697,773	$937,019

Goodwill acquired during quarter	5	—	5	533	538

Goodwill related to dispositions	—	—	—	—	—

Foreign currency translation	—	—	—	7,245	7,245

Balance as of March 31, 2006	$190,322	$48,929	$239,251	$705,551	$944,802

Goodwill acquired in 2006 relates to adjustments to prior year acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended March 31
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net income	$77,886	$69,426

Weighted-average common shares outstanding
Basic	253,540	256,272
Effect of dilutive stock options and awards	4,515	4,354
Diluted	258,055	260,626

Net income per common share
Basic	$0.31	$0.27
Diluted	$0.30	$0.27

Stock options to purchase approximately 6.7 million and 4.4 million shares for the first quarters ended March 31, 2006 and 2005, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 21,690 shares and 20,000 shares for the first quarters ended March 31, 2006 and 2005, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the first quarter are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2006	2005	2006	2005	2006	2005
Service cost	$9,505	$9,737	$4,373	$3,379	$778	$771
Interest cost on benefit obligation	10,144	9,467	4,608	4,783	2,248	2,215
Expected return on plan assets	(15,527)	(13,279)	(3,185)	(3,011)	(614)	(443)
Amortization of prior service cost (benefit)	385	385	45	(1)	(1,609)	(1,415)
Amortization of unrecognized transition (asset)/obligation	—	(176)	5	88	—	—
Recognition of net actuarial loss	3,697	2,507	788	442	2,070	1,434

Total expense	$8,204	$8,641	$6,634	$5,680	$2,873	$2,562

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2006. However, in the first quarter of 2006 the company made a $45 million voluntary contribution to the U.S. pension plan. The maximum tax deductible contribution for 2006 is estimated to be approximately $50 to $60 million for the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed approximately $4.4 million to its international pension benefit plans during the first quarter ended March 31, 2006. The company currently estimates that it will contribute approximately $10 to $15 million to the international pension benefit plans during the remainder of 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended March 31
(amounts in thousands)	2006	2005
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$513,447	$467,179
Other Services	93,233	85,810
Total	606,680	552,989
International	510,088	483,997
Effect of foreign currency translation	3,307	32,894
Consolidated	$1,120,075	$1,069,880

Operating Income
United States
Cleaning & Sanitizing	$79,525	$71,605
Other Services	8,009	7,534
Total	87,534	79,139
International	43,238	36,503
Effect of foreign currency translation	685	2,345
Consolidated	$131,457	$117,987

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment. The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would test for impairment prior to the annual test for impairment.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 14 and 13 years as of March 31, 2006 and 2005, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2006 and 2005 was approximately $5.3 million and $6.0 million, respectively. As of March 31, 2006, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in thousands)
2006 (Remainder: nine-month period)	$17,572
2007	23,167
2008	22,436
2009	21,687
2010	20,768

11. New Accounting Pronouncements

No new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2006, and the related consolidated statements of income and of cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for share-based compensation as of October 1, 2005). The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
April 21, 2006

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

The following discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

Overview for the Quarter Ended March 31, 2006

Continued strong sales growth in our U.S., Latin America and Asia Pacific businesses led our results for the first quarter ended March 31, 2006. Consolidated net sales reached a record $1.1 billion. Net income increased 12 percent to a record $78 million, or $0.30 per diluted share.

We early-adopted the provisions of Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R), the new accounting standard for expensing stock options, in the fourth quarter of 2005. As part of the transition to the new standard, all prior period financial statements were restated to recognize share-based compensation expense historically reported in the notes to our consolidated financial statements. All financial results presented in this Form 10-Q include the impact of expensing stock options.

Sales Performance

•      First quarter sales for our United States Cleaning & Sanitizing operations rose 10 percent to $513 million, led by Institutional sales growth of 11 percent. Kay and Food & Beverage sales were each up 9 percent over the first quarter of 2005. Water Care also showed strong sales growth over last year.

•      Sales of our United States Other Services operations increased 9 percent to $93 million reflecting double-digit sales growth by Pest Elimination and a modest increase by GCS.

•      Sales of our International operations rose 5 percent to $510 million in the first quarter when measured in fixed rates of currency exchange. Latin America had a double-digit sales increase in the first quarter while Asia Pacific and Canada showed good sales growth. Europe recorded a moderate sales gain. Foreign currency translation had an unfavorable impact on sales. When measured at public currency rates, International sales decreased 1 percent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•      Diluted net income per share was $0.30 for the first quarter of 2006, up 11 percent from $0.27 in the first quarter of 2005.

•      Currency translation had a negative impact on our net income, decreasing net income by approximately $1 million for the first three months of 2006.

•      Our income tax rate was 35.7 percent in the first quarter of 2006 and 35.0 percent in the first quarter of last year. Last year’s first quarter tax rate included one-time benefits. Excluding these one-time items, the effective income tax rate for the first quarter of 2005 was 36.1 percent.

•      Our strong cash and short-term investment position at December 31, 2005 and cash from operating activities allowed us to repay our $75 million senior notes, make a $45 million voluntary contribution to our U.S. pension plan and repurchase 2 million shares of our common stock under our share repurchase program during the first three months of 2006.

Results of Operations - First Quarter Ended March 31, 2006

Consolidated net sales for the first quarter ended March 31, 2006 were $1.120 billion, an increase of 5 percent over net sales of $1.070 billion in the first quarter of last year. Sales volume and selling price increases were partially offset by unfavorable foreign currency translation which decreased sales growth by 3 percentage points for the first quarter ended March 31, 2006. Sales rose 8 percent when measured in fixed currency rates.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.7 percent of net sales for both first quarters ended March 31, 2006 and 2005. Selling price increases and cost savings initiatives offset continued increases in raw material costs for the first quarter of 2006. We expect gross margins to show year over year improvement through the remainder of 2006. We expect raw material costs to increase through 2006 but we anticipate the year over year increase to be lower than we experienced in 2005.

Selling, general and administrative expenses were 38.9 percent of consolidated net sales for the first quarter of 2006, a decrease from 39.7 percent of net sales in the comparable quarter of last year. Selling, general and administrative expenses as a percent of sales improved primarily due to pricing, cost savings programs and sales leverage which more than offset investments made in the business.

Net income totaled $78 million for the first quarter of 2006 and $69 million for the comparable period of 2005. On a per share basis, diluted net income per common share was $0.30 for the first quarter of 2006 and increased 11 percent over diluted net income per share of $0.27 in the first quarter of 2005. Currency translation negatively impacted net income growth by approximately $1 million for the first quarter of 2006 and positively impacted net income growth by approximately $1.5 million for the first quarter of 2005. The comparison of net income was also unfavorably impacted by a lower effective income tax rate in 2005 which included the benefit of one-time items.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2006 (continued)

Sales for each of our reportable segments are as follows:

	First Quarter Ended March 31
(amounts in thousands)	2006	2005
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$513,447	$467,179
Other Services	93,233	85,810
Total	606,680	552,989
International	510,088	483,997
Effect of foreign currency translation	3,307	32,894
Consolidated	$1,120,075	$1,069,880

The following table shows the increase or growth in sales for the first quarter ended March 31, 2006 over the first quarter of 2005 by operating segment:

Percent Change First Quarter
Net Sales
United States Cleaning & Sanitizing
Institutional	11%
Kay	9
Textile Care	8
Professional Products	(5)
Healthcare	5
Water Care Services	13
Vehicle Care	2
Food & Beverage	9
Total United States Cleaning & Sanitizing	10%
United States Other Services
Pest Elimination	12%
GCS Service	3
Total United States Other Services	9%
Total United States	10%
International (management rates)
Europe	4%
Asia Pacific	7
Latin America	10
Canada	6
Total International (management rates)	5%
Consolidated (management rates)	8%
Consolidated (public rates)	5%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2006 (continued)

Sales of our United States Cleaning & Sanitizing operations were $513 million, an increase of 10 percent compared with sales of $467 million in the first quarter of last year. Sales in the first quarter were led by double-digit growth in Institutional as well as good growth in Food & Beverage and Kay. The increase in sales of our Institutional division reflects growth in all end market segments, selling price increases, improved account penetration and continued success of new programs. Kay’s performance reflects growth in food retail service and quickservice restaurants. Kay continues to see good ongoing demand from existing customers as well as new account gains. Textile Care had a strong quarter as sales increased 8 percent reflecting new accounts and selling price increases as well as new products and programs. Professional Products sales declined during the first quarter as success with new floor care product introductions and corporate account sales was offset by weaker distributor sales and a soft market for non-floor care products. Our Healthcare division reported a 5 percent sales increase over last year. Sales were unfavorably impacted by large distributor sales in the fourth quarter of 2005. End-user sales of instrument care solids as well as waterless skincare products continue to do well. Water Care Services had double-digit sales growth in the first quarter of 2006 driven primarily by growth in the food and beverage and institutional markets as we leveraged cross-selling opportunities. Selling price increases also helped sales growth. Vehicle Care sales increased moderately due to new product sales and increased pricing, which offset slow market trends and comparison against a strong first quarter of 2005 which included sales in anticipation of a price increase. Our Food & Beverage division sales increased due to gains in the dairy, meat and poultry and soft drink markets. Food & Beverage sales benefited from selling price increases, better penetration of accounts with existing and new products as well as new business.

Sales of our United States Other Services operations totaled $93 million for the first quarter of 2006, an increase of 9 percent over net sales of $86 million in the first quarter of last year. Pest Elimination had double-digit sales increases in both contract and non-contract services, driven by new accounts, selling price increases, one-shot services, bird work and fumigation work. GCS Service reported a 3 percent increase in sales as service and installed parts sales increased over the first quarter of last year. Customer service satisfaction ratings remained high and technician productivity improved over the first quarter of 2005.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2006 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations were $510 million for the first quarter of 2006, an increase of 5 percent over sales of $484 million in the comparable quarter of last year. Sales in Europe increased 4 percent for the first quarter of 2006 with all divisions reporting sales increases. Sales benefited from new customers as well as new products. Sales for Asia Pacific increased 7 percent due to continued double-digit growth in mainland Asia and good growth in Australia. Latin America sales increased 10 percent for the quarter. Sales were strong throughout the region due to new account gains, increased product penetration, as well as success with new products and programs and global accounts. Sales in Canada increased 6 percent for the quarter ended March 31, 2006, due to strong results for Institutional and improved results for Food & Beverage.

Operating income for each of our reportable segments for the quarters ended March 31, 2006 and 2005 are as follows:

	First Quarter Ended March 31
(amounts in thousands)	2006	2005

Operating Income
United States
Cleaning & Sanitizing	$79,525	$71,605
Other Services	8,009	7,534
Total	87,534	79,139
International	43,238	36,503
Effect of foreign currency translation	685	2,345
Consolidated	$131,457	$117,987

Operating income of our United States Cleaning & Sanitizing operations increased 11 percent in the first quarter 2006 compared to the first quarter of 2005. Operating income in the first quarter increased due to higher sales volume and increased pricing and cost efficiencies, being partially offset by higher delivered product costs and investments in the business. The operating income margin for the U.S. Cleaning & Sanitizing segment increased to 15.5 percent of net sales from 15.3 percent in the first quarter of last year. The increase in operating income margin reflects the benefits of higher sales and increased pricing partly offset by higher delivered product costs and investments in the business.

Operating income of our United States Other Services operations increased 6 percent over the first quarter of 2005. Continued strong growth at Pest Elimination and improvement at GCS were offset by investments in GCS systems and annualization against a favorable legal settlement for Pest Elimination last year. The operating income margin for United States Other Services decreased slightly to 8.6 percent of net sales from 8.8 percent for the first quarter of last year. The operating income margin was negatively impacted by investments in GCS systems and an unfavorable comparison to the Pest Elimination legal settlement last year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2006 (continued)

Operating income of our International operations increased 18 percent for the first quarter of 2006 at management rates. International operating income increased as sales growth, pricing initiatives and cost efficiencies more than offset higher delivered product costs. Operating income growth also benefited from a favorable comparison to a weak first quarter of 2005. The reported operating income margin was 8.5 percent and 7.5 percent for the first quarters ended March 31, 2006 and 2005, respectively. Operating income margins also benefited from sales volume growth, pricing and cost efficiencies.

Net interest expense totaled $10.3 million in the first quarter of 2006, compared with net interest expense of $11.2 million in the first quarter of 2005. The decrease in our net interest expense was due to the scheduled repayment of our senior notes during the first quarter and lower expense on our euro-denominated debt due to a stronger U.S. dollar.

The provision for income taxes for the first quarter of 2006 reflected an income tax rate of 35.7 percent compared to an income tax rate of 35.0 percent for the first quarter 2005. Excluding one-time benefits, the effective income tax rate for the first quarter of 2005 was 36.1 percent. The reduction in the 2006 effective tax rate from the adjusted 2005 rate of 36.1 percent is due primarily to favorable income mix.

Financial Position and Liquidity

Total assets were $3.748 billion at March 31, 2006, a decrease of $48 million from total assets at year-end 2005. The decrease is primarily due to the decrease in short-term investments of $125 million and cash and cash equivalents of $41 million. This decrease was offset partially by an increase in trade accounts receivable resulting from increased sales volume and an increase in our other assets due to a voluntary $45 million pension plan funding. Additionally, the value of non-U.S. assets on the balance sheet increased due to currency translation as the U.S. dollar weakened since year-end 2005 against the Euro. Cash and proceeds from the sale of short-term investments were used for debt repayment, pension plan contribution and share repurchases.

Total debt was $714 million at March 31, 2006, compared to total debt of $746 million at year-end 2005. Total debt decreased due to the scheduled repayment of our $75 million senior notes, offset partially by short-term borrowing and foreign currency translation. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 30 percent at March 31, 2006 compared to 31 percent at December 31, 2005 due to the decrease in total debt. Management believes this ratio is a significant measure of the company’s financial position and liquidity. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash used by operating activities totaled $1 million for the first three months of 2006 compared to cash provided by operating activities of $60 million for the first three months of 2005. Operating cash flow for the first quarter of 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan as well as the timing of other payments. Cash provided by investing activities for 2006 increased over 2005 due to proceeds from the sale of $125 million of short-term investments and a reduction in cash paid for acquisitions and investments. Cash used for financing activities included $76 million of long-term debt repayments and $81 million of share repurchases during the first quarter of 2006.

At December 31, 2005, the schedule of contractual obligations included in the Liquidity and Capital Resources section of our Form 10-K for the year ended December 31, 2005 listed total notes payable and long-term debt due within one year as $227 million. As of March 31, 2006, the total notes payable and long-term debt due within one year is $192 million. The decrease from year-end is due to the scheduled repayment of our $75 million senior notes offset by additional borrowings used primarily to help fund share repurchases and capital expenditures. Additionally, we intend to undertake long-term borrowing to re-finance the Euro 300 million ($363 million as of March 31, 2006) Euronotes before they mature in February 2007.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2006, including new program investments, share repurchases, scheduled debt repayments, dividend payments, possible acquisitions and pension contributions from operating activities, cash reserves and short-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We primarily use interest rate swaps and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer note 7 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4. Controls and Procedures.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning gross margin improvements, increasing raw material costs, contributions to our U.S. and international pension and benefit plans, borrowing capacity, plans to re-finance existing debt and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K, entitled Risk Factors. See also Item 1A under Part II of this Form 10-Q.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

In March 2006, New York State Department of Environmental Conservation issued a Notice of Violation alleging that two products had been sold by us with phosphorous levels exceeding New York State requirements for certain household cleansing products. The State seeks an administrative penalty of $500,000. We have provided information to the State resolving allegations relating to one of the products that is not in violation of the relevant statute and have suspended sales of the other product. We anticipate that this matter will not have a material effect on our consolidated results of operations, financial position or cash flows.

In March 2006, the Berkeley County Public Service Sewer District (“District”) notified us of an enforcement action filed by the West Virginia Department of Environmental Protection against the District. The action relates to environmental violations at several of the District’s wastewater treatment plants, including an industrial pre-treatment plant serving our facility in Martinsburg, West Virginia. The District seeks contribution from us in an amount approximating $150,000. We anticipate that this matter will not have a material effect on our consolidated results of operations, financial position or cash flows.

Item 1A. Risk Factors.

In our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. There has been no material change in our Risk Factors subsequent to the filing of our Form 10-K. However, the risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
January 1-31, 2006	804,150	$35.5793	802,000	8,999,400
February 1-28, 2006	789,253	$34.9996	786,400	8,213,000
March 1-31, 2006	423,366	$38.5133	422,800	7,790,200
Total	2,016,769	$35.9684	2,011,200	7,790,200

(1)   Includes brokerage commissions paid, plus the value of 5,569 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

(2)   On December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date: May 4, 2006	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel
Senior Vice President and Controller
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