Form 10-Q
period 2006-06-30
ECOLAB INC
filed 2006-08-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2006.

251,626,948 shares of common stock, par value $1.00 per share.

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
Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net sales	$1,225,884	$1,158,664

Cost of sales	608,003	571,066

Selling, general and administrative expenses	464,754	449,346

Operating income	153,127	138,252

Interest expense, net	11,014	12,184

Income before income taxes	142,113	126,068

Provision for income taxes	48,934	44,667

Net income	$93,179	$81,401

Net income per common share
Basic	$0.37	$0.32
Diluted	$0.36	$0.31

Dividends declared per common share	$0.1000	$0.0875

Weighted-average common shares outstanding
Basic	252,152	255,474
Diluted	256,692	259,594

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net sales	$2,345,959	$2,228,544

Cost of sales	1,160,494	1,098,041

Selling, general and administrative expenses	900,881	874,264

Operating income	284,584	256,239

Interest expense, net	21,342	23,374

Income before income taxes	263,242	232,865

Provision for income taxes	92,177	82,038

Net income	$171,065	$150,827

Net income per common share
Basic	$0.68	$0.59
Diluted	$0.66	$0.58

Dividends declared per common share	$0.2000	$0.1750

Weighted-average common shares outstanding
Basic	252,846	255,873
Diluted	257,389	260,122

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(amounts in thousands)	June 30 2006	December 31 2005
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$105,885	$104,378

Short-term investments	—	125,063

Accounts receivable (net of allowance of $38,910 at June 30, 2006 and $38,851 at December 31, 2005)	831,762	743,520

Inventories	348,117	325,574

Deferred income taxes	62,722	65,880

Other current assets	69,883	57,251

Total current assets	1,418,369	1,421,666

Property, plant and equipment, net	864,894	835,503

Goodwill	977,384	937,019

Other intangible assets, net	200,401	202,936

Other assets, net	450,235	399,504

Total assets	$3,911,283	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

 (Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(amounts in thousands, except per share)	June 30 2006	December 31 2005
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$262,605	$226,927

Accounts payable	274,803	277,635

Compensation and benefits	189,976	214,131

Income taxes	28,828	39,583

Other current liabilities	384,947	361,081

Total current liabilities	1,141,159	1,119,357

Long-term debt	544,846	519,374

Postretirement health care and pension benefits	328,186	302,048

Other liabilities	199,106	206,639

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: June 30, 2006 - 251,544; December 31, 2005 - 254,143)	1,697,986	1,649,210

Total liabilities and shareholders’ equity	$3,911,283	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(amounts in thousands)	2006	2005
	(unaudited)

OPERATING ACTIVITIES

Net income	$171,065	$150,827

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	117,187	112,525
Amortization	16,140	17,613
Deferred income taxes	2,632	(3,876)
Share-based compensation expense	16,527	16,694
Excess tax benefits from share-based payment arrangements	(9,837)	(6,840)
Other, net	(7)	525
Changes in operating assets and liabilities:
Accounts receivable	(58,570)	(54,248)
Inventories	(10,850)	(5,360)
Other assets	(43,558)	635
Accounts payable	(3,591)	(12,817)
Other liabilities	(21,003)	10,804

Cash provided by operating activities	$176,135	$226,482

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30
(amounts in thousands)	2006	2005
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(140,279)	$(129,154)
Property disposals	16,115	3,343
Capitalized software expenditures	(9,923)	(4,386)
Businesses acquired and investments in affiliates, net of cash acquired	(6,808)	(27,903)
Sale of businesses and assets	1,802	800
Proceeds from sales and maturities of short-term investments	125,063	—

Cash used for investing activities	(14,030)	(157,300)

FINANCING ACTIVITIES

Net issuances of notes payable	106,498	100,342
Long-term debt borrowings	—	1,968
Long-term debt repayments	(82,529)	(2,599)
Reacquired shares	(190,230)	(119,007)
Cash dividends on common stock	(50,878)	(45,030)
Exercise of employee stock options	45,773	28,282
Excess tax benefits from share-based payment arrangements	9,837	6,840
Other, net	(295)	—

Cash used for financing activities	(161,824)	(29,204)

Effect of exchange rate changes on cash	1,226	(1,186)

INCREASE IN CASH AND CASH EQUIVALENTS	1,507	38,792

Cash and cash equivalents, beginning of period	104,378	71,231

Cash and cash equivalents, end of period	$105,885	$110,023

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.               Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six-month periods ended June 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2005 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

With respect to the unaudited financial information of the company for the second quarters and six months ended June 30, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 25, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation expense related to share-based compensation plans was $8.5 million ($5.4 million net of tax benefit) and $8.2 million ($5.2 million net of tax benefit) for the second quarters ended June 30, 2006 and 2005, respectively. Total compensation expense related to share-based compensation plans was $16.5 million ($10.5 million net of tax benefit) and $16.7 million ($10.5 million net of tax benefit) for the six months ended June 30, 2006 and 2005, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.               Share-Based Compensation (continued)

Effective with the company’s adoption of SFAS No.123R, new stock option grants to retirement eligible recipients are attributed to expense using the non-substantive vesting method and are fully expensed by the time recipients attain at least age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all periods, net income would have been increased by $0.7 million and $0.6 million for the quarters ended June 30, 2006 and 2005, respectively, and $1.4 million and $0.9 million during the six months ended June 30, 2006 and 2005, respectively. During the second quarter and six months ended June 30, 2006, approximately 0.8 million and 2.2 million shares, respectively, were issued for stock option exercises.

3.               Selected Balance Sheet Information

	June 30	December 31
(amounts in thousands)	2006	2005
	(unaudited)
Inventories
Finished goods	$187,071	$177,574
Raw materials and parts	175,406	161,488
Excess of fifo cost over lifo cost	(14,360)	(13,488)
Total	$348,117	$325,574

Other intangible assets, gross
Customer relationships	$188,361	$176,778
Intellectual property	42,062	41,887
Trademarks	64,588	63,933
Other intangibles	7,742	7,459
	302,753	290,057

Accumulated amortization
Customer relationships	(67,508)	(55,328)
Intellectual property	(10,467)	(9,901)
Trademarks	(18,660)	(16,523)
Other intangibles	(5,717)	(5,369)

Other intangible assets, net	$200,401	$202,936

Shareholders’ equity
Common stock	$320,831	$318,603
Additional paid-in capital	797,982	727,428
Retained earnings	1,839,768	1,719,201
Accumulated other comprehensive income	47,167	9,764
Treasury stock	(1,307,762)	(1,125,786)
Total	$1,697,986	$1,649,210

Accumulated other comprehensive income as of June 30, 2006 consists of $2.6 million of net unrealized losses on financial instruments and $29.4 million of additional minimum pension liabilities as well as $79.2 million of cumulative translation income. Accumulated other comprehensive income as of December 31, 2005 consists of $0.3 million of net unrealized gains on financial instruments and $27.1 million of additional minimum pension

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.               Selected Balance Sheet Information (continued)

liabilities as well as $36.6 million of cumulative translation income. The increase in cumulative translation income since December 31, 2005 is due to the weakening of the U.S. dollar against foreign currencies, primarily the euro. The increase in treasury stock is primarily due to the repurchase of approximately $190 million (5 million shares) of the company’s stock during the first six months of 2006.

Interest expense was $12.5 million for the second quarter of 2006 and $24.6 million for the six months ended June 30, 2006. Interest expense was $13.2 million for the second quarter of 2005 and $25.2 million for the six months ended June 30, 2005. Interest income was $1.5 million for the second quarter of 2006 and $3.3 million for the six months ended June 30, 2006. Interest income was $1.0 million for the second quarter of 2005 and $1.8 million for the six months ended June 30, 2005.

4.     Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent euronotes, due February 2007. The company has designated this euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were losses of $26.8 million and gains of $28.2 million for the second quarter of 2006 and 2005, respectively, and losses of $31.2 million and gains of $30.0 million for the first six months of 2006 and 2005, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.               Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$93,179	$81,401	$171,065	$150,827

Foreign currency translation	25,826	(51,564)	42,638	(48,332)

Derivative instruments	(4,501)	2,560	(5,235)	3,146

Comprehensive income	$114,504	$32,397	$208,468	$105,641

6.               Business Acquisitions and Investments

The total cash paid related to acquisition and investment activity was $6.0 million and $6.9 million during the second quarter of 2006 and 2005, respectively. The total cash paid related to acquisition and investment activity was $6.8 million and $27.9 million during the first six months of 2006 and 2005, respectively. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made during the second quarter and six months ended June 30, 2006 and 2005, were as follows:

(unaudited)	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2006	2005	2006	2005

Net tangible assets acquired	$2,501	$(490)	$2,622	$2,631

Identifiable intangible assets	—	1,470	144	8,537

Goodwill	3,504	5,943	4,042	16,735

Purchase price	$6,005	$6,923	$6,808	$27,903

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.               Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2006 were as follows:

	United States
(unaudited) (thousands)	Cleaning & Sanitizing	Other Services	Total	International	Consolidated

Balance as of December 31, 2005	$190,317	$48,929	$239,246	$697,773	$937,019

Goodwill acquired during quarter	5	—	5	533	538

Foreign currency translation	—	—	—	7,245	7,245

Balance as of March 31, 2006	190,322	48,929	239,251	705,551	944,802

Goodwill acquired during quarter	2,514	990	3,504	—	3,504

Goodwill allocated to business dispositions	—	—	—	(423)	(423)

Foreign currency translation	—	—	—	29,501	29,501

Balance as of June 30, 2006	$192,836	$49,919	$242,755	$734,629	$977,384

Goodwill acquired in 2006 relates to adjustments to prior year acquisitions, including earnout payments. Goodwill disposed of in 2006 relates to the sale of a small business in Europe.

In June 2006, subsequent to the company’s fiscal quarter end for International operations, the company acquired Shield Medicare Ltd., a Farnham, United Kingdom-based developer, manufacturer and marketer of contamination control products used in pharmaceutical, medical device and hospital clean rooms. Shield Medicare Ltd. has annual sales of approximately $19 million and will become part of the company’s International operations beginning in the third quarter of 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

(amounts in thousands,	Second Quarter Ended June 30		Six Months Ended June 30
except per share)	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$93,179	$81,401	$171,065	$150,827

Weighted-average common shares outstanding
Basic	252,152	255,474	252,846	255,873
Effect of dilutive stock options and awards	4,540	4,120	4,543	4,249
Diluted	256,692	259,594	$257,389	$260,122

Net income per common share
Basic	$0.37	$0.32	$0.68	$0.59
Diluted	$0.36	$0.31	$0.66	$0.58

Stock options to purchase approximately 3.4 million and 6.7 million shares for the second quarter and six months ended June 30, 2006, respectively, and 4.4 million and 4.4 million shares for the second quarter and six months ended June 30, 2005, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 13,957 shares and 17,904 shares for the second quarter and six months ended June 30, 2006, respectively, and 20,603 shares and 34,818 shares for the second quarter and six months ended June 30, 2005, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.               Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the second quarter are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2006	2005	2006	2005	2006	2005
Service cost	$9,505	$9,737	$4,510	$3,178	$778	$771
Interest cost on benefit obligation	10,144	9,466	4,769	4,555	2,248	2,215
Expected return on plan assets	(15,527)	(13,278)	(3,289)	(2,861)	(614)	(442)
Amortization of prior service cost (benefit)	385	384	45	(8)	(1,609)	(1,415)
Amortization of unrecognized transition (asset)/obligation	—	(175)	5	87	—	—
Recognition of net actuarial loss	3,697	2,506	814	472	2,070	1,433

Total expense	$8,204	$8,640	$6,854	$5,423	$2,873	$2,562

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

(unaudited)	U.S. Pension Benefits		International Pension Benefits		U.S. Postretirement Health Care Benefits
(amounts in thousands)	2006	2005	2006	2005	2006	2005
Service cost	$19,010	$19,474	$8,883	$6,557	$1,556	$1,542
Interest cost on benefit obligation	20,288	18,933	9,377	9,340	4,496	4,430
Expected return on plan assets	(31,054)	(26,557)	(6,474)	(5,873)	(1,228)	(885)
Amortization of prior service cost (benefit)	770	769	90	(10)	(3,218)	(2,830)
Amortization of unrecognized transition (asset)/obligation	—	(351)	10	175	—	—
Recognition of net actuarial loss	7,394	5,013	1,602	914	4,140	2,867

Total expense	$16,408	$17,281	$13,488	$11,103	$5,746	$5,124

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2006. However, in the first quarter of 2006 the company made a $45 million voluntary contribution to the U.S. pension plan. The company made no contributions to

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.               Pension and Postretirement Plans (continued)

the plan during the second quarter of 2006. The maximum tax deductible contribution for 2006 is estimated to be approximately $40 to $50 million for the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed approximately $4.4 million and $8.8 million to its international pension benefit plans during the second quarter and six months ended June 30, 2006, respectively. The company currently estimates that it will contribute approximately $5 to $10 million to the international pension benefit plans during the remainder of 2006.

9.               Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net Sales
United States
Cleaning & Sanitizing	$544,477	$496,808	$1,057,924	$963,987
Other Services	104,902	96,328	198,135	182,138
Total	649,379	593,136	1,256,059	1,146,125
International	561,800	536,454	1,071,888	1,020,451
Effect of foreign currency translation	14,705	29,074	18,012	61,968
Consolidated	$1,225,884	$1,158,664	$2,345,959	$2,228,544

Operating Income
United States
Cleaning & Sanitizing	$86,118	$72,660	$165,643	$144,265
Other Services	10,625	10,287	18,634	17,821
Total	96,743	82,947	184,277	162,086
International	55,145	52,431	98,383	88,934
Effect of foreign currency translation	1,239	2,874	1,924	5,219
Consolidated	$153,127	$138,252	$284,584	$256,239

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.         Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment. The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would test for impairment prior to the annual test for impairment. As of June 30, 2006, the company has completed its annual test for goodwill impairment. Based on this testing, no adjustment to the carrying value of goodwill is necessary.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 14 and 13 years as of June 30, 2006 and 2005, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2006 and 2005 was approximately $5.8 million and $6.0 million, respectively. Total amortization expense related to other intangible assets during the six months ended June 30, 2006 and 2005 was approximately $11.1 million and $12.0 million, respectively. As of June 30, 2006, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in thousands)
2006 (Remainder: six-month period)	$12,209
2007	24,131
2008	23,538
2009	22,566
2010	21,644

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The company will be required to recognize, in its financial statements, the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. FIN 48 is effective for the company beginning January 1, 2007 with the cumulative effect of initially applying FIN 48 recognized as a change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of adopting FIN 48 on the financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2006, and the related consolidated statement of income for each of the three and six-month periods ended June 30, 2006 and 2005 and the consolidated statement of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
July 25, 2006

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

Overview for the Quarter Ended June 30, 2006

The second quarter of 2006 provided another quarter of strong growth as diluted net income per share rose 16 percent to $0.36 per share. Consolidated net sales reached a record $1.2 billion, led by continued strong sales growth in North America, Latin America and Asia Pacific.

Sales Performance

•                  Sales of our United States Cleaning & Sanitizing operations rose 10 percent to $544 million in the second quarter of 2006, led by double-digit sales growth by Institutional, Kay and Vehicle Care. Food & Beverage also continued to show good sales growth over last year.

•                  Sales of our United States Other Services operations increased 9 percent to $105 million, with 13 percent sales growth by Pest Elimination.

•                  Sales of our International operations rose 5 percent to $562 million in the second quarter when measured in fixed currency rates. Latin America and Canada showed double-digit sales gains in the second quarter, while Asia Pacific reported good sales growth. Europe recorded a moderate sales gain. Foreign currency translation had an unfavorable impact on sales. When measured at public currency rates, International sales increased 2 percent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Diluted net income per share was $0.36 for the second quarter of 2006, up 16 percent from $0.31 in the second quarter of 2005.

•                  Currency translation continued to have a negative impact on our net income, decreasing net income by approximately $1 million for the second quarter and $2 million for the first six months of 2006.

•                  Our income tax rate was 35.0 percent in the first six months of 2006 compared to 35.2 percent in 2005. Excluding one-time benefits, the estimated effective income tax rate was 35.7 percent for both 2006 and 2005.

•                  We repurchased 2.9 million shares of our common stock during the second quarter under our share repurchase program.

Results of Operations - Second Quarter and Six Months Ended June 30, 2006

Consolidated net sales for the second quarter ended June 30, 2006 were $1.226 billion, an increase of 6 percent over net sales of $1.159 billion in the second quarter of last year. For the first six months of 2006, net sales increased by 5 percent to $2.346 billion. Sales volume and selling price increases were partially offset by unfavorable foreign currency translation which decreased sales growth by 1 percentage point for the second quarter and 2 percentage points for the six months ended June 30, 2006. Sales rose 7 percent for both the second quarter and six months ended June 30, 2006 when measured in fixed currency rates.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.4 percent and 50.7 percent for the second quarter of 2006 and 2005, respectively. For the six-month periods, the gross profit margins were 50.5 in 2006 and 50.7 in 2005. Selling price increases and our cost savings initiatives more than offset higher delivered product costs. However, new customer installations in the second quarter resulted in lower margins. We expect gross margins to show year over year improvement through the remainder of 2006. We expect raw material costs to increase through 2006 but we anticipate the year over year increase to be lower than we experienced in 2005.

Selling, general and administrative expenses were 37.9 percent of consolidated net sales for the second quarter of 2006, a decrease from 38.8 percent of net sales in the comparable quarter of last year. For the six-month period, selling, general and administrative expenses also decreased as a percentage of net sales to 38.4 in 2006 from 39.2 percent in 2005. Selling, general and administrative expenses as a percent of net sales improved primarily due to pricing, cost savings programs and sales leverage which more than offset investments made in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2006 (continued)

Net income totaled $93 million for the second quarter of 2006 and $81 million for the comparable period of 2005. On a per share basis, diluted net income per common share increased 16 percent to $0.36 for the second quarter of 2006 compared to $0.31 in the second quarter of 2005. For the first six months of 2006, net income was $171 million as compared to net income of $151 in the comparable period of last year. Diluted net income per share increased 14 percent to $0.66 from $0.58 for the first six months of last year. Currency translation negatively impacted net income growth by approximately $1 million for the second quarter of 2006 and $2 million for the first six months of 2006. Net income for the second quarter and first six months of 2006 included the benefit of a $1.8 million tax settlement for stewardship costs which was offset by a $2.8 million charge ($1.8 million net of tax benefit) in selling, general and administrative expense to recognize minimum royalties under a licensing agreement with no future benefit.

Sales for each of our reportable segments are as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$544,477	$496,808	$1,057,924	$963,987
Other Services	104,902	96,328	198,135	182,138
Total	649,379	593,136	1,256,059	1,146,125
International	561,800	536,454	1,071,888	1,020,451
Effect of foreign currency translation	14,705	29,074	18,012	61,968
Consolidated	$1,225,884	$1,158,664	$2,345,959	$2,228,544

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2006 (continued)

The following table shows the increase or growth in sales for the second quarter ended June 30, 2006 over the second quarter of 2005 and for the six months ended June 30, 2006 over the six months ended June 30, 2005 by operating segment:

	Percent Change
	Second Quarter	Six Months
Net Sales
United States Cleaning & Sanitizing
Institutional	10%	10%
Kay	18	14
Textile Care	2	5
Professional Products	(3)	(4)
Healthcare	(1)	2
Water Care Services	5	9
Vehicle Care	10	6
Food & Beverage	6	8
Total United States Cleaning & Sanitizing	10%	10%
United States Other Services
Pest Elimination	13%	12%
GCS Service	1	2
Total United States Other Services	9%	9%
Total United States	9%	10%
International (management rates)
Europe	3%	3%
Asia Pacific	8	8
Latin America	11	11
Canada	10	8
Total International (management rates)	5%	5%
Consolidated (management rates)	7%	7%
Consolidated (public rates)	6%	5%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2006 (continued)

Sales of our United States Cleaning & Sanitizing operations increased 10 percent to $544 million in the second quarter of 2006 compared with sales of $497 million in the second quarter of 2005. United States Cleaning & Sanitizing sales for the first six months of 2006 were also up 10 percent to $1.058 billion over sales of $964 million in the comparable period of last year. Sales in the second quarter were led by double-digit growth in Institutional, Kay and Vehicle Care as well as good growth in Food & Beverage. The Institutional division’s growth reflects growth in all end market segments, new accounts, selling price increases and improved account penetration through continued expansion of new programs. Sales growth at Kay was driven by quickservice restaurants as Kay continues to see good ongoing demand from existing customers as well as new account gains. Kay’s second quarter results benefited from a favorable comparison to a soft second quarter of 2005. Textile Care had modest sales growth reflecting new accounts and selling price increases. Professional Products sales declined during the second quarter and first six months of 2006 as improved distributor sales and success with new floor care products were offset by weaker sales of non-floor care products. Our Healthcare division reported a slight sales decrease for the second quarter and a moderate increase for the first six months of 2006. Sales continued to be unfavorably impacted by large sales to distributors in the fourth quarter of 2005. End-user sales continue to do well, led by sales of instrument care solids, waterless skincare and antibacterial products. Water Care Services sales growth was driven primarily by growth in the food and beverage market as we continue to leverage cross-selling opportunities, which more than offset slow industrial markets. Vehicle Care had a 10 percent sales increase in the second quarter due to increased pricing and new product sales, which more than offset comparison against a strong second quarter of 2005. Our Food & Beverage division sales increased due to gains in the dairy, food and meat & poultry segments. Food & Beverage sales benefited from selling price increases, new accounts and better penetration of existing accounts with new products.

Sales of our United States Other Services operations totaled $105 million for the second quarter of 2006, an increase of 9 percent over net sales of $96 million in the second quarter of 2005. United States Other Services sales were $198 million for the first six months of 2006, an increase of 9 percent over sales of $182 million in the comparable period of last year. Pest Elimination continued to deliver double-digit sales increases in both contract and non-contract services as well as in its food safety audit business. Contract sales were driven by new accounts and selling price increases. Non-contract services increased due to one-shot services, product sales and fumigation work. GCS Service sales increased due to moderate growth in service and installed parts sales. Customer service satisfaction ratings and technician productivity, key operating measures for GCS, continue to show good results.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2006 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations were $562 million for the second quarter of 2006, an increase of 5 percent over sales of $536 million in the comparable quarter of last year. For the first six months of 2006, sales also increased 5 percent to $1.072 billion from $1.020 billion during the comparable period of last year. Sales in Europe grew modestly as sales gains in northern and eastern Europe were offset by lackluster economies in Germany, France and Italy. Sales benefited from new accounts as well as new products. Asia Pacific sales increased due to continued double-digit growth in mainland Asia and good growth in Australia. Latin America sales continue to increase double-digits. Sales were strong throughout the region due to new account gains, increased product penetration, as well as success with new products and programs. Sales in Canada increased 10 percent in the second quarter and 8 percent for the first six months of 2006. Sales were led by strong results for Institutional and positive results for all other divisions. Institutional results benefited from corporate account gains and new product sales.

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Operating Income
United States Cleaning & Sanitizing	$86,118	$72,660	$165,643	$144,265
Other Services	10,625	10,287	18,634	17,821
Total	96,743	82,947	184,277	162,086
International	55,145	52,431	98,383	88,934
Effect of foreign currency translation	1,239	2,874	1,924	5,219
Consolidated	$153,127	$138,252	$284,584	$256,239

Operating income of our United States Cleaning & Sanitizing operations increased 19 percent and 15 percent from operating income in the second quarter and first six months of 2005. Operating income increased due to increased pricing, higher sales volume and cost efficiencies, which more than offset higher delivered product costs, investments in the business and a charge to recognize minimum royalties under a licensing agreement with no future benefit. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 15.8 percent of net sales from 14.6 percent in the second quarter of last year. The operating income margin increased to 15.7 percent from 15.0 percent for the six-month period. The increase in operating income margin reflects the benefits of increased pricing, sales leverage and cost efficiencies partly offset by higher delivered product costs, investments in the business and the licensing agreement charge.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2006 (continued)

Second quarter Operating income of our United States Other Services operations increased 3 percent over the second quarter of 2005. Continued strong growth at Pest Elimination was offset by a $0.5 million regulatory expense at Pest Elimination, investments in GCS and slow sales growth at GCS. The operating income margin for the second quarter decreased to 10.1 percent of net sales from 10.7 percent for the second quarter of last year. The operating income margin was negatively impacted by the regulatory expense at Pest Elimination and investments in GCS. For the six-month period, operating income increased by 5 percent from the comparable period last year. Again, strong growth at Pest Elimination during the period was offset by slow sales at GCS and investments in the GCS business during the first six months of 2006. The operating income margin was 9.4 percent for the first six months of 2006 compared to 9.8 percent for the same period last year. The operating income margin was negatively impacted by investments in GCS.

Operating income of our International operations increased 5 percent for the second quarter of 2006 at management rates. The reported operating income margin was 9.8 percent for both the second quarter of 2006 and 2005. Pricing initiatives, sales volume growth and cost efficiencies offset higher delivered product costs and investments in the business during the second quarter. For the first six months of 2006, operating income increased 11 percent from the comparable period of last year. For the first six-months of 2006, the operating income margin increased to 9.2 percent from 8.7 percent in 2005. Operating income growth during the six month period benefited from a favorable comparison to last year which included a weak first quarter of 2005. Operating income margins also benefited from sales volume growth, pricing and cost efficiencies.

Net interest expense totaled $11.0 million in the second quarter of 2006, compared with $12.2 million in the second quarter of 2005. For the six-month period, net interest expense was $21.3 million and $23.4 million for 2006 and 2005, respectively. The decrease in our net interest expense was primarily due to the scheduled repayment of our senior notes during the first quarter of 2006.

The provision for income taxes for the second quarter of 2006 reflected an income tax rate of 34.4 percent compared to an income tax rate of 35.4 percent for the second quarter 2005. Excluding one-time benefits, the adjusted effective income tax rate for the second quarter of 2006 was 35.7 percent. The increase in the 2006 adjusted rate over the 2005 rate is due primarily to income mix. The provision for income taxes for the first six months of 2006 reflected an income tax rate of 35.0 percent compared to an income tax rate of 35.2 in 2005. Excluding one-time benefits, the effective income tax rate was 35.7 percent for both 2006 and 2005. We expect the effective income tax rate will be in the lower end of the 35 percent to 36 percent range for the full year 2006.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $3.911 billion at June 30, 2006, an increase of $115 million from total assets at year-end 2005. The increase is primarily due to currency exchange as the value of non-U.S. assets on the balance sheet increased due to the U.S. dollar weakening since year-end 2005 against the Euro. Additionally, a decrease in short-term investments of $125 million was offset partially by an increase in trade accounts receivable resulting from increased sales volume and an increase in our other assets due to a voluntary $45 million pension plan contribution in the first quarter of 2006. The proceeds from the sale of short-term investments as well as cash from operations and short-term borrowings were used to fund the pension plan contribution, debt repayment and share repurchases.

Total debt was $807 million at June 30, 2006, compared to total debt of $746 million at year-end 2005. Total debt increased due to short-term borrowing and foreign currency translation, offset partially by the scheduled repayment of our $75 million senior notes in the first quarter of 2006. The ratio of total debt to capitalization (shareholders’ equity plus total debt) increased to 32 percent at June 30, 2006 compared to 31 percent at December 31, 2005 due to the increase in total debt. Management believes this ratio is a significant measure of the company’s financial position and liquidity. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $176 million for the first six months of 2006 compared to $226 million for the first six months of 2005. Operating cash flow for 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan as well as the timing of other payments. Cash used for investing activities for 2006 decreased over 2005 due to proceeds from the sale of $125 million of short-term investments and a reduction in cash paid for acquisitions and investments. Cash used for financing activities included $83 million of long-term debt repayments and $190 million of share repurchases during the first six months of 2006.

At December 31, 2005, the schedule of contractual obligations included in the Liquidity and Capital Resources section of our Form 10-K for the year ended December 31, 2005 listed total notes payable and long-term debt due within one year as $227 million. As of June 30, 2006, the total notes payable and long-term debt due within one year is $263 million. The increase from year-end is due to additional short-term borrowings used primarily to help fund share repurchases, capital expenditures and acquisitions which were offset partially by the scheduled repayment of our $75 million senior notes.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Effective June 1, 2006, we amended and restated our $450 million Multi-Currency Credit Agreement which amended the agreement by, among other things, deleting the financial covenant regarding total debt to capitalization, increasing the lien basket from $75 million to $100 million, extending the term of the agreement from August 2009 to June 2011 and changing the pricing grid for fees and interest.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2006, including new program investments, share repurchases, scheduled debt repayments, dividend payments, possible acquisitions and pension contributions with cash from operating activities, cash reserves and short-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

New Accounting Pronouncement

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. We are currently evaluating the impact of applying this interpretation as of January 1, 2007, the effective date of the interpretation for the company. See Footnote 11 for additional information.

Subsequent Events

In June 2006, subsequent to our fiscal quarter end for International operations, we acquired Shield Medicare Ltd., a Farnham, United Kingdom-based developer, manufacturer and marketer of contamination control products used in pharmaceutical, medical device and hospital clean rooms. Shield Medicare Ltd. has annual sales of approximately $19 million and will become part of our International operations beginning in the third quarter of 2006.

In July 2006, we entered into a private placement offering consisting of two senior notes totaling euro 300 million ($384 million as of June 30, 2006). The terms of the senior notes are euro 125 million ($160 million as of June 30, 2006) at 4.355 percent due December 2013 and euro 175 million ($224 million as of June 30, 2006) at 4.585 percent due December 2016. Funding for the private placement is set for December 2006. We intend to use the proceeds to refinance our euro 300 million ($384 million as of June 30, 2006) 5.375 percent Euronotes which become due in February 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We primarily use interest rate swaps and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to note 7 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.    Controls and Procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.                       Legal Proceedings.

The New York State Department of Environmental Conservation issued a Notice of Violation in March 2006 alleging that two products had been sold by us with phosphorous levels exceeding New York State requirements for certain household cleansing products. The State seeks an administrative penalty approximating $500,000. We have provided information to the State resolving allegations relating to one of the products that is not in violation of the relevant statute, have suspended sales of the other product, and have held initial discussions with the State attempting to resolve the matter. We anticipate that this matter will not have a material effect on our consolidated results of operations, financial position or cash flows.

The Berkeley County Public Service Sewer District (“District”) notified us in March 2006 of an enforcement action filed by the West Virginia Department of Environmental Protection against the District. The action relates to environmental violations at several of the District’s wastewater treatment plants, including an industrial pre-treatment plant serving our facility in Martinsburg, West Virginia. The District seeks contribution from us in the amount of $150,000, which we have agreed to pay. The preliminary monetary settlement, as well as the scope of any potential facility improvements for which we may agree to be responsible, would be subject to approval by Berkeley County. We anticipate that this matter will not have a material effect on our consolidated results of operations, financial position or cash flows.

In June 2006, Ecolab received notice from the Connecticut Department of Environmental Protection alleging violations of state regulatory requirements for the business of commercial pesticide applications. This matter relates mainly to supervisory issues relative to application procedures. We have preliminarily agreed with the State to resolve the matter for approximately $580,000, comprised of payment of a financial penalty and performance of supplemental environmental projects. We anticipate that this matter will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs
April 1-30, 2006	752,653	$38.1341	750,200	7,040,000
May 1-31, 2006	1,095,807	$37.9792	1,091,000	5,949,000
June 1-30, 2006	1,026,449	$38.3917	1,020,800	4,928,200
Total	2,874,909	$38.1670	2,862,000	4,928,200

(1)   Includes brokerage commissions paid, plus the value of 12,909 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 12, 2006. At the meeting, 91.26% of the outstanding shares of our voting stock were represented in person or by proxy. The first proposal voted upon was the election of four Class II Directors for a term ending at the annual meeting in 2009. The four persons nominated by our Board of Directors received the following votes and were elected:

Name	For	Withheld
Leslie S. Biller	209,247,448	22,107,969
Jerry A. Grundhofer	203,444,872	27,910,545
Kasper Rorsted	203,166,737	28,188,680
John J. Zillmer	183,472,193	47,883,224

In addition, the terms of office of the following directors continued after the meeting:  Class III Directors for a term ending in 2007 – Richard U. De Schutter, Joel W. Johnson, Ulrich Lehner, and Beth M. Pritchard; and Class I Directors for a term ending in 2008 – Douglas M. Baker, Jr.,  Stefan Hamelmann, Jerry W. Levin, and Robert L. Lumpkins.

The second proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006.

The proposal received the following votes and was ratified:

For	Against	Abstain	Broker Non-Votes
224,693,194	5,306,451	1,355,772	0

Item 6.    Exhibits.

(a) The following documents are filed as exhibits to this report:

(10)                            Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006, among Ecolab Inc., the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citibank, N.A., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, and JPMorgan Chase Bank, N.A., as syndication agent – Incorporated by reference to Exhibit (10) of our Form 8-K dated June 1, 2006.

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

ECOLAB INC.

Date:	August 4, 2006	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel
Senior Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10)

Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006, among Ecolab Inc., the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citibank, N.A., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, and JPMorgan Chase Bank, N.A., as syndication agent.

Incorporated by reference to Exhibit (10) of our Form 8-K dated June 1, 2006

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically