Form 10-Q
period 2006-09-30
ECOLAB INC
filed 2006-11-03
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2006.

251,153,056 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net sales	$1,278,855	$1,164,773

Cost of sales	625,554	572,862

Selling, general and administrative expenses	471,937	429,464

Operating income	181,364	162,447

Interest expense, net	11,219	11,529

Income before income taxes	170,145	150,918

Provision for income taxes	59,786	52,960

Net income	$110,359	$97,958

Net income per common share
Basic	$0.44	$0.38
Diluted	$0.43	$0.38

Dividends declared per common share	$0.1000	$0.0875

Weighted-average common shares outstanding
Basic	251,573	255,817
Diluted	256,657	259,911

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(amounts in thousands, except per share)	2006	2005
	(unaudited)

Net sales	$3,624,814	$3,393,317

Cost of sales	1,786,048	1,670,903

Selling, general and administrative expenses	1,372,818	1,303,728

Operating income	465,948	418,686

Interest expense, net	32,561	34,903

Income before income taxes	433,387	383,783

Provision for income taxes	151,963	134,998

Net income	$281,424	$248,785

Net income per common share
Basic	$1.11	$0.97
Diluted	$1.09	$0.96

Dividends declared per common share	$0.3000	$0.2625

Weighted-average common shares outstanding
Basic	252,422	255,854
Diluted	257,183	260,099

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(amounts in thousands)	2006	2005
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$54,192	$104,378

Short-term investments	—	125,063

Accounts receivable (net of allowance of $37,751 at September 30, 2006 and $38,851 at December 31, 2005)	866,214	743,520

Inventories	354,225	325,574

Deferred income taxes	65,097	65,880

Other current assets	66,563	57,251

Total current assets	1,406,291	1,421,666

Property, plant and equipment, net	874,793	835,503

Goodwill	1,022,119	937,019

Other intangible assets, net	222,749	202,936

Other assets, net	480,924	399,504

Total assets	$4,006,876	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	September 30	December 31
(amounts in thousands, except per share)	2006	2005
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$190,008	$226,927

Accounts payable	310,597	277,635

Compensation and benefits	213,490	214,131

Income taxes	29,178	39,583

Other current liabilities	402,698	361,081

Total current liabilities	1,145,971	1,119,357

Long-term debt	542,948	519,374

Postretirement health care and pension benefits	342,079	302,048

Other liabilities	212,759	206,639

Shareholders’ equity (common stock, par value $1.00 per share; shares outstanding: September 30, 2006 – 251,153; December 31, 2005 – 254,143)	1,763,119	1,649,210

Total liabilities and shareholders’ equity	$4,006,876	$3,796,628

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(amounts in thousands)	2006	2005
	(unaudited)

OPERATING ACTIVITIES

Net income	$281,424	$248,785

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	177,329	168,863
Amortization	24,551	25,766
Deferred income taxes	505	(1,799)
Share-based compensation expense	23,717	25,920
Excess tax benefits from share-based payment arrangements	(15,116)	(9,197)
Other, net	399	902
Changes in operating assets and liabilities:
Accounts receivable	(81,214)	(86,802)
Inventories	(14,820)	(5,153)
Other assets	(68,355)	(4,554)
Accounts payable	27,998	1,076
Other liabilities	47,759	57,866

Cash provided by operating activities	$404,177	$421,673

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(amounts in thousands)	2006	2005
	(unaudited)

INVESTING ACTIVITIES
Capital expenditures	$(209,173)	$(193,484)
Property disposals	19,353	7,378
Capitalized software expenditures	(25,599)	(5,432)
Businesses acquired and investments in affiliates, net of cash acquired	(64,429)	(28,106)
Sale of businesses and assets	1,802	1,441
Proceeds from sales and maturities of short-term investments	125,063	—

Cash used for investing activities	(152,983)	(218,203)

FINANCING ACTIVITIES
Net issuances of notes payable	25,410	38,811
Long-term debt borrowings	—	3,200
Long-term debt repayments	(84,273)	(3,494)
Reacquired shares	(250,812)	(126,633)
Cash dividends on common stock	(76,026)	(67,411)
Exercise of employee stock options	68,669	38,217
Excess tax benefits from share-based payment arrangements	15,116	9,197
Other, net	(651)	—

Cash used for financing activities	(302,567)	(108,113)

Effect of exchange rate changes on cash	1,187	(1,280)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(50,186)	94,077

Cash and cash equivalents, beginning of period	104,378	71,231

Cash and cash equivalents, end of period	$54,192	$165,308

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine-month periods ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2005 were derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.

With respect to the unaudited financial information of the company for the third quarters and nine months ended September 30, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 20, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation expense related to share-based compensation plans was $7.2 million ($4.6 million net of tax benefit) and $9.2 million ($5.8 million net of tax benefit) for the third quarters ended September 30, 2006 and 2005, respectively. Total compensation expense related to share-based compensation plans was $23.7 million ($15.1 million net of tax benefit) and $25.9 million ($16.3 million net of tax benefit) for the nine months ended September 30, 2006 and 2005, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Share-Based Compensation  (continued)

Effective with the company’s adoption of SFAS No.123R, new stock option grants to retirement eligible recipients are attributed to expense using the non-substantive vesting method and are fully expensed by the time recipients attain at least age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all prior periods, net income would have been increased by $0.6 million and $1.0 million for the quarters ended September 30, 2006 and 2005, respectively, and $2.0 million and $1.9 million during the nine months ended September 30, 2006 and 2005, respectively. During the third quarter and nine months ended September 30, 2006, approximately 1.1 million and 3.3 million shares, respectively, were issued for stock option exercises.

3.       Selected Balance Sheet and Statement of Income Information

	September 30	December 31
(amounts in thousands)	2006	2005
	(unaudited)
Inventories
Finished goods	$191,491	$177,574
Raw materials and parts	177,271	161,488
Excess of fifo cost over lifo cost	(14,537)	(13,488)
Total	$354,225	$325,574

Other intangible assets, gross
Customer relationships	$207,660	$176,778
Intellectual property	46,809	41,887
Trademarks	72,451	63,933
Other intangibles	12,323	7,459
	339,243	290,057
Accumulated amortization
Customer relationships	(73,265)	(55,328)
Intellectual property	(12,903)	(9,901)
Trademarks	(22,213)	(16,523)
Other intangibles	(8,113)	(5,369)

Other intangible assets, net	$222,749	$202,936

Shareholders’ equity
Common stock	$321,860	$318,603
Additional paid-in capital	833,588	727,428
Retained earnings	1,924,982	1,719,201
Accumulated other comprehensive income	50,512	9,764
Treasury stock	(1,367,823)	(1,125,786)
Total	$1,763,119	$1,649,210

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet and Statement of Income Information (continued)

Accumulated other comprehensive income as of September 30, 2006 consists of $2.5 million of net unrealized losses on financial instruments and $29.5 million of additional minimum pension liabilities as well as $82.5 million of cumulative translation income.  Accumulated other comprehensive income as of December 31, 2005 consists of $0.3 million of net unrealized gains on financial instruments and $27.1 million of additional minimum pension liabilities as well as $36.6 million of cumulative translation income.  The increase in cumulative translation income since December 31, 2005 is due to the weakening of the U.S. dollar against foreign currencies, primarily the euro.  The increase in treasury stock is primarily due to the repurchase of approximately $251 million (6.3 million shares) of the company’s stock during the first nine months of 2006.

Interest expense was $12.8 million for the third quarter of 2006 and $37.5 million for the nine months ended September 30, 2006. Interest expense was $12.9 million for the third quarter of 2005 and $38.2 million for the nine months ended September 30, 2005. Interest income was $1.6 million for the third quarter of 2006 and $4.9 million for the nine months ended September 30, 2006. Interest income was $1.4 million for the third quarter of 2005 and $3.3 million for the nine months ended September 30, 2005.

4.       Financial Instruments

In February 2002, the company issued euro 300 million of 5.375 percent euronotes, due February 2007. The company has designated this euronote debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries.  Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains and losses related to the euronotes charged to shareholders’ equity were losses of $0.1 million and $1.6 million for the third quarter of 2006 and 2005, respectively, and losses of $31.3 million and gains of $28.4 million for the first nine months of 2006 and 2005, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$110,359	$97,958	$281,424	$248,785

Foreign currency translation	943	4,441	43,581	(43,891)

Derivative instruments	2,402	(241)	(2,833)	2,905

Comprehensive income	$113,704	$102,158	$322,172	$207,799

6.       Business Acquisitions and Investments

In June 2006, the company acquired Shield Medicare Ltd., a Farnham, United Kingdom-based developer, manufacturer and marketer of contamination control products used in pharmaceutical, medical device and hospital clean rooms. Shield Medicare Ltd. has annual sales of approximately $19 million and became part of the company’s International operations beginning in the third quarter of 2006.

In September 2006, the company acquired DuChem Industries, Inc., based in Newnan, Georgia. DuChem manufactures and markets cleaning and sanitizing products for the food and beverage processing market. Duchem’s focus is on the protein (meat and poultry) segment of the food and beverage market. It has annual sales of approximately $10 million and became part of the company’s United States Cleaning & Sanitizing operations.

The total cash paid related to acquisition and investment activity was $57.6 million and $0.2 million during the third quarter of 2006 and 2005, respectively. The total cash paid related to acquisition and investment activity was $64.4 million and $28.1 million during the first nine months of 2006 and 2005, respectively.  The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.  Acquisitions in 2006 and 2005 are not material to the company’s consolidated financial statements, therefore pro forma financial information is not presented.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Business Acquisitions and Investments (continued)

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made during the third quarter and nine months ended September 30, 2006 and 2005, were as follows:

	Third Quarter Ended		Nine Months Ended
(unaudited)	September 30		September 30
(amounts in thousands)	2006	2005	2006	2005

Net tangible assets (liabilities) acquired	$(9,419)	$(2,796)	$(6,797)	$(165)

Identifiable intangible assets	24,582	—	24,726	8,537

Goodwill	42,458	2,999	46,500	19,734

Purchase price	$57,621	$203	$64,429	$28,106

In September 2006, subsequent to the company’s fiscal quarter end for International operations, the company acquired Powles Hunt & Sons International Ltd’s U.K. commercial laundry business from Quill International Group. Powles Hunt is a leading supplier of professional laundry products in the United Kingdom with annual sales of approximately $5 million and will become part of the company’s International operations beginning in the fourth quarter of 2006.  The purchase price was not material to the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2006 were as follows:

	United States
(unaudited)	Cleaning &	Other
(thousands)	Sanitizing	Services	Total	International	Consolidated
Balance as of December 31, 2005	$190,317	$48,929	$239,246	$697,773	$937,019

Goodwill acquired during quarter	5	—	5	533	538

Foreign currency translation	—	—	—	7,245	7,245

Balance as of March 31, 2006	190,322	48,929	239,251	705,551	944,802

Goodwill acquired during quarter	2,514	990	3,504	—	3,504

Goodwill allocated to business dispositions	—	—	—	(423)	(423)

Foreign currency translation	—	—	—	29,501	29,501

Balance as of June 30, 2006	192,836	49,919	242,755	734,629	977,384

Goodwill acquired during quarter	7,030	—	7,030	35,428	42,458

Foreign currency translation	—	—	—	2,277	2,277

Balance as of September 30, 2006	$199,866	$49,919	$249,785	$772,334	$1,022,119

Goodwill acquired in 2006 includes adjustments to prior year acquisitions, including earnout payments. Goodwill disposed of in 2006 relates to the sale of a small business in Europe.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
(amounts in thousands,	September 30		September 30
except per share)	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net income	$110,359	$97,958	$281,424	$248,785

Weighted-average common shares outstanding
Basic	251,573	255,817	252,422	255,854
Effect of dilutive stock options and awards	5,084	4,094	4,761	4,245
Diluted	256,657	259,911	257,183	260,099

Net income per common share
Basic	$0.44	$0.38	$1.11	$0.97
Diluted	$0.43	$0.38	$1.09	$0.96

Stock options to purchase approximately 0.1 million and 3.4 million shares for the third quarter and nine months ended September 30, 2006, respectively, and 4.5 million and 4.5 million shares for the third quarter and nine months ended September 30, 2005, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 13,340 shares and 16,383 shares for the third quarter and nine months ended September 30, 2006, respectively, and 24,621 shares and 31,419 shares for the third quarter and nine months ended September 30, 2005, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the third quarter are as follows:

					U.S.
			International		Postretirement
(unaudited)	U.S. Pension Benefits		Pension Benefits		Health Care Benefits
(amounts in thousands)	2006	2005	2006	2005	2006	2005
Service cost	$9,505	$9,737	$4,579	$3,677	$778	$772
Interest cost on benefit obligation	10,144	9,467	4,851	4,764	2,248	2,215
Expected return on plan assets	(15,527)	(13,279)	(3,341)	(3,147)	(614)	(443)
Amortization of prior service cost (benefit)	385	385	44	42	(1,609)	(1,415)
Amortization of unrecognized transition (asset)/obligation	—	(176)	4	79	—	—
Recognition of net actuarial loss	3,697	2,507	828	411	2,070	1,434

Total expense	$8,204	$8,641	$6,965	$5,826	$2,873	$2,563

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
(unaudited)	U.S. Pension Benefits		Pension Benefits		Health Care Benefits
(amounts in thousands)	2006	2005	2006	2005	2006	2005
Service cost	$28,515	$29,211	$13,462	$10,234	$2,334	$2,314
Interest cost on benefit obligation	30,432	28,400	14,228	14,104	6,744	6,645
Expected return on plan assets	(46,581)	(39,836)	(9,815)	(9,020)	(1,842)	(1,328)
Amortization of prior service cost (benefit)	1,155	1,154	134	32	(4,827)	(4,245)
Amortization of unrecognized transition (asset)/obligation	—	(527)	14	254	—	—
Recognition of net actuarial loss	11,091	7,520	2,430	1,325	6,210	4,301

Total expense	$24,612	$25,922	$20,453	$16,929	$8,619	$7,687

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Pension and Postretirement Plans (continued)

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2006.  However, in the first quarter of 2006 the company made a $45 million voluntary contribution to the U.S. pension plan. The company made no contributions to the plan during the second or third quarter of 2006.

Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed approximately $4.6 million and $13.4 million to its international pension benefit plans during the third quarter and nine months ended September 30, 2006, respectively. The company currently estimates that it will contribute approximately $2 million to $6 million to the international pension benefit plans during the remainder of 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$561,707	$510,476	$1,619,631	$1,474,463
Other Services	108,297	98,315	306,432	280,453
Total	670,004	608,791	1,926,063	1,754,916
International	584,273	550,197	1,656,161	1,570,648
Effect of foreign currency translation	24,578	5,785	42,590	67,753
Consolidated	$1,278,855	$1,164,773	$3,624,814	$3,393,317

Operating Income
United States
Cleaning & Sanitizing	$98,976	$85,933	$264,619	$230,198
Other Services	12,466	11,124	31,100	28,945
Total	111,442	97,057	295,719	259,143
International	66,221	64,212	164,604	153,146
Effect of foreign currency translation	3,701	1,178	5,625	6,397
Consolidated	$181,364	$162,447	$465,948	$418,686

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2006.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company completed its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would test for impairment prior to the annual test for impairment. No adjustments to the carrying value of goodwill were necessary in 2006 as a result of this testing.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 14 years as of September 30, 2006 and 2005.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarter ended September 30, 2006 and 2005 was approximately $5.9 million and $5.8 million, respectively. Total amortization expense related to other intangible assets during the nine months ended September 30, 2006 and 2005 was approximately $17.0 million and $17.8 million, respectively.   As of September 30, 2006, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in thousands)
2006 (Remainder: three-month period)	$6,700
2007	26,400
2008	25,800
2009	24,600
2010	23,700

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. The company will be required to recognize, in its financial statements, the largest tax benefit of a tax position that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. FIN 48 is effective for the company beginning January 1, 2007 with the cumulative effect of initially applying FIN 48 recognized as a change in accounting principle recorded as an adjustment to opening retained earnings. The company is currently evaluating the impact of adopting this standard.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and currently does not expect it to have a significant impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB statements FAS 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires the company to recognize on its balance sheet the funded status of the company’s defined benefit pension and post-retirement plans. SFAS 158 also requires that all benefit plans use the company’s fiscal year-end as its measurement date. The effect of initially adopting SFAS 158 will be reflected as a cumulative adjustment to Accumulated Other Comprehensive Income net of applicable taxes in the year of adoption. As required, the company will prospectively adopt SFAS 158 beginning with its 2006 year end. The company estimates the impact of adopting SFAS 158 to be approximately $200 million, assuming an estimated discount rate of 6 percent, reflected as a reduction in net assets on the company’s balance sheet, with no impact to the statement of income or cash flows. Because our pension assets and liabilities are dependent upon future events and circumstances, the impact at the time of adoption of SFAS 158 may differ from these amounts. Preliminary calculations indicate that a 25 basis point change in the year-end discount rate assumption could impact the company’s initial SFAS 158 net asset adjustment by approximately $50 million.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2006, and the related consolidated statement of income for each of the three and nine-month periods ended September 30, 2006 and 2005 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 and the effectiveness of the company’s internal control over financial reporting as of December 31, 2005; and in our report dated February 24, 2006, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for share-based compensation as of October 1, 2005).  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 20, 2006

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

Overview for the Quarter Ended September 30, 2006

Double-digit sales and operating income growth from U.S. operations led results for the third quarter ended September 30, 2006. Consolidated net sales increased 10 percent to $1.279 billion. Diluted net income per share rose 13 percent to $0.43 per share.

Sales Performance

•                  Sales of our United States Cleaning & Sanitizing operations rose 10 percent to $562 million in the third quarter of 2006, led by double-digit Institutional sales growth. Textile Care, Professional Products, Healthcare and Food & Beverage also showed good sales growth over last year.

•                  Sales of our United States Other Services operations increased 10 percent to $108 million, led by 15 percent sales growth from Pest Elimination.

•                  Sales of our International operations rose 6 percent to $584 million in the third quarter when measured in fixed currency rates.  Latin America continued to show double-digit sales gains in the third quarter, while Canada and Asia Pacific reported strong sales growth.  Europe recorded a moderate sales gain.  Foreign currency translation had a favorable impact on sales. When measured at public currency rates, International sales increased 10 percent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Diluted net income per share increased 13 percent to $0.43 for the third quarter of 2006 from $0.38 in the third quarter of 2005.

•                  Currency translation increased net income by approximately $1.5 million for the third quarter.

•                  Our income tax rate was 35.1 percent in the first nine months of 2006 compared to 35.2 percent in 2005. Excluding one-time benefits, the estimated effective income tax rate was 35.6 percent for both 2006 and 2005.

•                  We repurchased 1.4 million shares of our common stock during the third quarter under our share repurchase program.

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006

Consolidated net sales for the third quarter ended September 30, 2006 were $1.279 billion, an increase of 10 percent over net sales in the third quarter of last year. Sales growth was driven by higher sales volume, pricing and foreign currency translation which increased sales growth by 2 percentage points. Sales rose 8 percent when measured in fixed currency rates. The impact of acquisitions and divestitures was not significant. For the first nine months of 2006, net sales increased by 7 percent to $3.625 billion. Year over year sales growth was driven by sales volume and pricing, offset partially by foreign currency translation which decreased sales growth by 1 percentage point. When measured in fixed currency rates, sales rose 8 percent for the nine months ended September 30, 2006.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 51.1 percent and 50.8 percent for the third quarter of 2006 and 2005, respectively. We continue to benefit from pricing and cost savings initiatives which more than offset higher delivered product costs. For the nine-month periods, the gross profit margin was 50.7 in 2006 and 50.8 in 2005. The year to date 2006 gross margin was negatively impacted by lower margins in the second quarter due to costs incurred related to new customer installations. We expect raw material costs to increase through the remainder of 2006 but we anticipate the year over year increase to be lower than we experienced in 2005.

Selling, general and administrative expenses were 36.9 percent of consolidated net sales for both the third quarter of 2006 and 2005. Pricing, cost savings initiatives and sales leverage were offset by investments we are making in the business, including investments in systems, business efficiency, sales and service force, R&D and information technology. For the nine-month period, selling, general and administrative expenses decreased as a percentage of net sales to 37.9 percent in 2006 from 38.4 percent in 2005. The decrease is primarily due to pricing, cost savings programs and sales leverage which more than offset investments made in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

Net income totaled $110 million for the third quarter of 2006, an increase of 13 percent over the comparable period of 2005. On a per share basis, diluted net income per common share also increased 13 percent to $0.43 for the third quarter of 2006 compared to $0.38 in the third quarter of 2005. For the first nine months of 2006, net income was $281 million as compared to net income of $249 million in the comparable period of last year. Diluted net income per share increased 14 percent to $1.09 from $0.96 for the first nine months of last year. Currency translation increased net income growth by approximately $1.5 million for the third quarter of 2006 and negatively impacted net income by approximately $0.5 million for the first nine months of 2006. Net income for the first nine months of 2006 included the benefit of a $1.8 million tax settlement for stewardship costs which was offset by a $2.8 million charge ($1.8 million net of tax benefit) in selling, general and administrative expense to recognize minimum royalties under a licensing agreement with no future benefit. Both items were recorded in the second quarter of 2006.

Sales for each of our reportable segments are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$561,707	$510,476	$1,619,631	$1,474,463
Other Services	108,297	98,315	306,432	280,453
Total	670,004	608,791	1,926,063	1,754,916
International	584,273	550,197	1,656,161	1,570,648
Effect of foreign currency translation	24,578	5,785	42,590	67,753
Consolidated	$1,278,855	$1,164,773	$3,624,814	$3,393,317

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

The following table shows the increase or growth in sales for the third quarter ended September 30, 2006 over the third quarter of 2005 and for the nine months ended September 30, 2006 over the nine months ended September 30, 2005 by operating segment:

	Percent Change
	Third Quarter	Nine Months
Net Sales
United States Cleaning & Sanitizing
Institutional	13%	11%
Kay	2	9
Textile Care	11	7
Professional Products	9	1
Healthcare	9	4
Water Care Services	4	7
Vehicle Care	2	5
Food & Beverage	8	8
Total United States Cleaning & Sanitizing	10%	10%
United States Other Services
Pest Elimination	15%	13%
GCS Service	1	1
Total United States Other Services	10%	9%
Total United States	10%	10%
International (management rates)
Europe	5%	4%
Asia Pacific	7	7
Latin America	13	12
Canada	9	8
Total International (management rates)	6%	5%
Consolidated (management rates)	8%	8%
Consolidated (public rates)	10%	7%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

Sales of our United States Cleaning & Sanitizing operations increased 10 percent to $562 million in the third quarter of 2006. For the first nine months of 2006, sales also increased 10 percent to $1.620 billion over the comparable period of 2005. Sales in the third quarter were led by double-digit growth in Institutional as well as good growth in Textile Care, Professional Products, Healthcare and Food & Beverage.

Institutional sales grew 13 percent in the third quarter and 11 percent for the first nine months of 2006. Sales continue to be driven by strong growth in the travel and casual dining market segments, new accounts and pricing. Kay’s sales growth slowed in the third quarter as the division compared against a strong third quarter of 2005 and timing of distributor orders. Kay’s sales grew 9 percent for the first nine months of 2006. Sales were driven by quickservice restaurants as Kay continues to see good ongoing demand from existing customers as well as new account gains. Textile Care had double-digit sales growth in the third quarter reflecting the benefits of new accounts, pricing and new products. Professional Products had a strong third quarter due to increased distributor sales and continued success with new floor care products. Healthcare had 9 percent sales growth in the third quarter including increases in both end-user and direct distribution sales. Waterless skincare, instrument care solids, and antibacterial products continued to drive end-user sales. Water Care Services sales growth benefited from pricing and continued growth in the food and beverage market as we continue to leverage cross-selling opportunities, which more than offset weak industrial markets. Vehicle Care had moderate sales growth due to new product offerings and increased pricing, which more than offset comparison against a strong third quarter of 2005. Excluding acquisitions, Food & Beverage division sales increased 7 percent in the third quarter led by gains in the dairy plant and meat & poultry segments. Food & Beverage sales benefited from pricing, as well as new accounts and better penetration of existing accounts with new products.

Sales of our United States Other Services operations increased 10 percent to $108 million for the third quarter of 2006 over the third quarter of 2005. For the first nine months of 2006 sales increased 9 percent to $306 million. Pest Elimination continued to deliver double-digit sales increases in both contract and non-contract services as well as in its food safety audit business. GCS Service sales increased slightly due to service and installed parts sales led by corporate account growth. We continue to focus on systems and process infrastructure investments at GCS that we expect to drive competitive advantage in the future.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations were $584 million for the third quarter of 2006, an increase of 6 percent over the third quarter of last year. For the first nine months of 2006, sales increased 5 percent to $1.656 billion. Excluding acquisitions and divestitures, sales increased 5 percent for the third quarter and first nine months of 2006. Europe sales grew modestly as good sales gains in northern and eastern Europe were offset by weak economies in Germany, France and Italy. Sales benefited from new accounts as well as new products and programs. Excluding acquisitions and divestitures, Europe sales increased 4 percent and 3 percent for the third quarter and first nine months of 2006, respectively. Asia Pacific sales increased due to double-digit growth in China and Hong Kong and good growth in Australia. Latin America sales continue to increase by double-digits. Sales were strong throughout the region due to new account gains, increased product penetration, and success with new products and programs. Sales in Canada increased 9 percent in the third quarter and 8 percent for the first nine months of 2006. Sales growth was led by strong Institutional results which benefited from corporate account gains and new product sales.

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(amounts in thousands)	2006	2005	2006	2005
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$98,976	$85,933	$264,619	$230,198
Other Services	12,466	11,124	31,100	28,945
Total	111,442	97,057	295,719	259,143
International	66,221	64,212	164,604	153,146
Effect of foreign currency translation	3,701	1,178	5,625	6,397
Consolidated	$181,364	$162,447	$465,948	$418,686

Operating income of our United States Cleaning & Sanitizing operations increased 15 percent for both the third quarter and first nine months of 2006 over the third quarter and first nine months of 2005. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 17.6 percent of net sales from 16.8 percent in the third quarter of last year. The operating income margin increased to 16.3 percent from 15.6 percent for the nine-month period. Operating income increased due to increased pricing, higher sales volume and improved cost efficiencies, which more than offset higher delivered product costs. Operating income and operating margin for the first nine months of 2006 were negatively impacted by a $2.8 million charge in the second quarter of 2006 to recognize minimum royalties under a licensing agreement with no future benefit.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

Third quarter operating income of our United States Other Services operations increased 12 percent over the third quarter of 2005. The operating income margin for the third quarter increased to 11.5 percent of net sales from 11.3 percent for the third quarter of last year. Continued strong growth at Pest Elimination was partially offset by slower than expected sales growth as well as investments at GCS. For the nine-month period, operating income increased by 7 percent from the comparable period last year. The operating income margin was 10.1 percent for the first nine months of 2006 compared to 10.3 percent for the same period last year. Again, strong growth at Pest Elimination during the period was offset by slow sales at GCS as well as investments in the GCS business during the first nine months of 2006. Operating income growth and operating income margin comparison for the nine-month period were also negatively impacted by a $0.5 million regulatory expense in the second quarter of 2006 and a $0.5 million patent settlement in the first quarter of 2005.

Operating income of our International operations increased 3 percent for the third quarter of 2006 at fixed currency rates. Excluding acquisitions and divestitures, operating income increased 2 percent. Sales volume growth, pricing initiatives and cost efficiencies were partially offset by higher delivered product costs and growth and efficiency investments. The reported operating income margin was 11.3 percent of net sales for the third quarter of 2006 compared to 11.7 percent in 2005. The operating income margin declined because the margin impact of higher delivered product costs and growth and efficiency investments, more than offset the benefits of pricing, cost savings and sales leverage. For the first nine months of 2006, operating income increased 7 percent from the comparable period of last year. Acquisitions and divestitures did not have a significant impact on the nine-month period. For the first nine months of 2006, the operating income margin increased to 9.9 percent from 9.8 percent in 2005.  Operating income growth during the nine month period benefited from pricing initiatives, sales volume growth, and cost efficiencies which more than offset higher delivered product costs and investments in the business. Operating income growth also benefited from a favorable comparison to last year which included a weak first quarter of 2005.

Net interest expense totaled $11.2 million in the third quarter of 2006, compared with $11.5 million in the third quarter of 2005. For the nine-month period, net interest expense was $32.6 million and $34.9 million for 2006 and 2005, respectively. The decrease in our net interest expense was primarily due to the scheduled repayment of our senior notes during the first quarter of 2006 and higher interest income, offset partially by an increase in interest expense due to higher commercial paper borrowings.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

The provision for income taxes for the third quarter of 2006 and 2005 reflected an income tax rate of 35.1 percent.  Excluding one-time benefits, the adjusted effective income tax rate was 35.4 percent and 35.5 percent for the third quarter of 2006 and 2005, respectively. The decrease in the 2006 adjusted rate over the 2005 rate is due primarily to income mix. The provision for income taxes for the first nine months of 2006 reflected an income tax rate of 35.1 percent compared to an income tax rate of 35.2 in 2005.  Excluding one-time benefits, the effective income tax rate was 35.6 percent for both 2006 and 2005. We expect the effective income tax rate will approximate 35 percent for the full year 2006.

Financial Position and Liquidity

Total assets were $4.007 billion at September 30, 2006, an increase of $210 million from total assets at year-end 2005.  The increase is primarily due to currency exchange as the value of non-U.S. assets on the balance sheet increased due to the U.S. dollar weakening since year-end 2005 against the Euro. Additionally, a decrease in cash and cash equivalents and short-term investments were offset by an increase in trade accounts receivable resulting from increased sales volume and an increase in our other assets due to a voluntary $45 million pension plan contribution in the first quarter of 2006. Also, approximately $80 million of assets were acquired in 2006 through business acquisitions. The proceeds from the sale of short-term investments as well as cash from operations and short-term borrowings were used to fund the pension plan contribution, debt repayment and share repurchases.

Total debt was $733 million at September 30, 2006, compared to total debt of $746 million at year-end 2005. Total debt decreased due to the scheduled repayment or our $75 million senior notes in the first quarter of 2006, offset partially by foreign currency translation and an increase in short-term borrowing. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 29 percent at September 30, 2006 compared to 31 percent at December 31, 2005 due to the decrease in total debt and an increase in shareholder’s equity. Management believes this ratio is a significant measure of the company’s financial position and liquidity. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $404 million for the first nine months of 2006 compared to $422 million for the first nine months of 2005. Operating cash flow for 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan as well as the timing of other payments. Cash used for investing activities for 2006 decreased over 2005 due to proceeds from the sale of $125 million of short-term investments offset partially by increased capital investments and cash paid for business acquisitions. Capitalized software expenditures increased $20 million over

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2006 (continued)

the first nine months of 2005 due to investments made in information technology during 2006. Cash used for financing activities included $84 million of long-term debt repayments, $251 million of share repurchases and $76 million of dividend payments during the first nine months of 2006.

At December 31, 2005, the schedule of contractual obligations included in the Liquidity and Capital Resources section of our Form 10-K for the year ended December 31, 2005 listed total notes payable and long-term debt due within one year on our balance sheet as $227 million.  As of September 30, 2006, the total notes payable and long-term debt due within one year is $190 million. The decrease from year-end is due to the scheduled repayment of our $75 million senior notes offset partially by additional short-term borrowings used primarily to help fund share repurchases, capital expenditures and acquisitions.

Effective June 1, 2006, we amended and restated our $450 million Multi-Currency Credit Agreement which amended the credit agreement by, among other things, deleting the financial covenant regarding total debt to capitalization, increasing the lien basket from $75 million to $100 million, and extending the term of the agreement from August 2009 to June 2011.

In July 2006, we entered into a private placement offering consisting of two senior notes totaling euro 300 million ($381 million as of September 30, 2006).  The terms of the senior notes are euro 125 million ($159 million as of September 30, 2006) at 4.355 percent due December 2013 and euro 175 million ($222 million as of September 30, 2006) at 4.585 percent due December 2016.  Funding for the private placement is set for December 2006. We intend to use the proceeds to refinance our euro 300 million ($381 million as of September 30, 2006) 5.375 percent Euronotes which become due in February 2007.

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

New Accounting Pronouncements

See note 11 of the condensed notes to consolidated financial statements.

Subsequent Event

In September 2006, subsequent to the company’s fiscal quarter end for International operations, the company acquired Powles Hunt & Sons International Ltd’s U.K. commercial laundry business from Quill International Group. Powles Hunt is a leading supplier of professional laundry products in the United Kingdom with annual sales of approximately $5 million and will become part of the company’s International operations beginning in the fourth quarter of 2006. The purchase price was not material to our consolidated financial statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We primarily use interest rate swaps, and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to note 7 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.   Controls and Procedures.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2006, we implemented a new international consolidation system and believe our internal controls over financial reporting continue to be effective. There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning gross margin improvements, increasing raw material costs, contributions to our U.S. and international pension and benefit plans, results from investments, borrowing capacity, plans to re-finance existing debt, favorable short-term liquidity requirements and the impact of adopting SFAS 158 including the effective discount rate. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K, entitled Risk Factors.  See also Item 1A under Part II of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.                                                             Legal Proceedings.

As reported in our previous quarterly reports on Form 10-Q, the Berkeley County Public Service Sewer District (“District”) notified us in March 2006 of an enforcement action filed by the West Virginia Department of Environmental Protection against the District.  The action relates to environmental violations at several of the District’s wastewater treatment plants, including an industrial pre-treatment plant serving our facility in Martinsburg, West Virginia.  The action has been settled with a $150,000 contribution paid by us.  This settlement did not have a material effect on our consolidated financial position, results of operations or liquidity.

Item 1A.                                                 Risk Factors.

In our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2006, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There have been no material changes in our risk factors subsequent to the filing of our Form 10-K.  However, the risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased	(b) Average price paid per share(1)	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
July 1-31, 2006	453,842	$40.9285	450,000	4,478,200
August 1-31, 2006	61,017	$43.8593	45,000	4,433,200
September 1-30, 2006	922,480	$42.1620	920,800	3,512,400
Total	1,437,339	$41.8445	1,415,800	13,512,400

(1)   Includes brokerage commissions paid, plus the value of 21,539 shares surrendered by employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans.

(2)   On December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. On October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.                                                             Exhibits.

(a) The following documents are filed as exhibits to this report:

(10)         Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto – Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

(15)         Letter regarding unaudited interim financial information.

(31)         Rule 13a - 14(a) Certifications.

(32)         Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date:	November 2, 2006	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel Senior Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically