Form 10-K
period 2006-12-31
ECOLAB INC
filed 2007-02-28
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006 Commission File No. 1-9328
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0231510 (I.R.S. Employer Identification No.)
370 Wabasha Street North, St. Paul, Minnesota (Address of principal executive offices)	55102 (Zip Code)

Registrant’s telephone number, including area code: (651) 293-2233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

☐  YES     ☒  NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2006: $10,187,562,612 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $40.58 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2007: 250,634,287 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2006 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2007 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2006 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to either “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning business progress and expansion, business acquisitions, currency translation, cash flows, debt repayments, environmental and regulatory considerations, share repurchases, global economic conditions, pension expenses and potential contributions, income taxes and liquidity requirements.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

During 2006, we continued to make business acquisitions to broaden our product offerings and expand our geographic coverage, consistent with our “Circle the Customer — Circle the Globe” strategy.  These transactions included the following:

In June 2006, the Company acquired Shield Medicare Ltd., a developer, manufacturer and marketer of contamination control products used in pharmaceutical, medical device and hospital clean rooms.  Shield Medicare Ltd., located in the United Kingdom, has annual sales of approximately $19,000,000 and became part of our International operations beginning in the third quarter of 2006.

In September 2006, we acquired DuChem Industries, Inc.  DuChem manufactures and markets cleaning and sanitizing products with a focus on the protein (meat and poultry) segment of the food and beverage market.  Duchem is located in Newnan, Georgia and has annual sales of approximately $10,000,000 and became part of our United States Cleaning & Sanitizing operations in the third quarter of 2006.

In September 2006, we acquired Powles Hunt & Sons International Ltd.’s commercial laundry business from Quill International Group.  Powles Hunt is a leading supplier of professional laundry products in the United Kingdom with annual sales of approximately $5,000,000 and became part of our International operations beginning in the fourth quarter of 2006.

Additional details regarding certain of the above acquisition transactions are found in Note 5 located on pages 34 and 35 of the Annual Report, and incorporated into Item 8 of this Form 10-K.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 45 and 46 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  Ecolab develops and markets premium products and services for the hospitality, foodservice, healthcare and industrial markets.  We provide cleaning and sanitizing products and programs, as well as pest elimination, maintenance and repair services primarily to hotels and restaurants, healthcare and educational facilities, quick-service (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors and the vehicle wash industry.  A strong commitment to customer support is a distinguishing characteristic of our business.  Additional information on our business philosophy is found below under the heading “Additional Information — Competition” of this Item 1(c).

The following description of our business is based upon our three reportable segments as reported in our consolidated financial statements.  However, we pursue a “Circle the Customer — Circle the Globe” strategy by providing products, systems and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Therefore, one customer may utilize the products or services of all three of the segments and there is interdependence among the operating segments.  Revenues of our International segment include sales outside the United States by our Kay and Pest Elimination businesses.

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of seven business units which provide cleaning and sanitizing products and programs to United States markets.

Institutional:  Our Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and health care customers) and for general housekeeping functions, as well as food safety products and equipment, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries, and water filters to the foodservice industry.  The Institutional Division also provides pool and spa treatment programs for hospitality and other commercial customers.  The Institutional Division manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense our cleaners and sanitizers. In addition, the Institutional Division markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

We believe we are the leading supplier of chemical warewashing products and programs to institutions in the United States.

The Institutional Division sells its products and programs primarily through company-employed field sales and service personnel.  However, to a significant degree, we also utilize independent, third-party foodservice distributors to market and sell our products to smaller accounts or accounts which purchase through food distributors.  We provide the same customer support to accounts supplied by food distributors as to direct customers.

Effective January 1, 2007, we integrated our former Professional Products division into the Institutional Division to deliver a broad range of cleaning and floor care products and programs to customers in hospitality, health care and commercial facilities.  The Institutional sales force along with a network of independent, third-party distributors serving the commercial janitorial industry, market Professional Products’ proprietary offerings (detergents, general purpose cleaners, carpet care, stone care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants).

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

Kay employs a direct field sales force which primarily calls upon national and regional quick-service restaurant, franchisee, and food retail chain headquarters, although the sales are made to distributors who supply the chain or franchisee’s units.

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

Food & Beverage:  Our Food & Beverage Division addresses cleaning and sanitation at the beginning of the food chain to facilitate the production of products for human consumption.  The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors.  The Food & Beverage Division is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination on those surfaces.  The Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.   Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by our field sales personnel.

We believe that we are one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

Textile Care: Our Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related programs, to large industrial and commercial laundries.  Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries.  Products and programs include laundry cleaning and specialty products and related dispensing equipment, which are marketed primarily through a Company-employed sales force and, to a lesser extent, through independent, third-party distributors. The Division’s programs are designed to meet our customer’s need for exceptional cleaning, while extending the useful life of linen and reducing the customer’s overall operating cost.

Healthcare:  Our Healthcare Division provides infection prevention and healthcare offerings to hospital, acute care and long-term care markets in the United States.  Healthcare’s proprietary infection prevention/healthcare products (skin care, disinfectants and instrument cleaners) are sold primarily under the “Ecolab” and “Huntington” brand names.

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

GCS Service:  GCS Service provides commercial cooking and refrigeration equipment repair and maintenance services for restaurant and other foodservice operations.  Repair services are offered for in-warranty repair, acting as the Manufacturer’s Authorized Service Agent, as well as after warranty repair.  In addition, GCS Service offers parts at a wholesale level to repair service companies and end users.

International Segment

We conduct business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of Israel, the United Arab Emirates and Venezuela, through joint ventures with local partners.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

In general, the businesses conducted internationally are similar to those conducted in the United States but are managed on a geographic basis.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations.  They are conducted in virtually all our International locations and, compared to the United States, constitute a larger portion of the overall business.  Kay also has sales in a number of International locations.  A significant portion of Kay’s international sales are to international units of United States-based quick-service restaurant chains. Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

Our Pest Elimination business continues to expand its geographic coverage.  Since 2001, we have entered markets in Brazil, Chile, the United Kingdom, Ireland, France and South Africa, primarily through acquisitions.

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

Our objective is to achieve a significant presence in each of our business markets.  In general, competition is based on customer support, product performance and price.  We believe we compete principally by providing superior value, premium customer support and differentiated products.  Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on means to lower operating costs and helping them comply with safety, environmental and sanitation regulations. In addition, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation programs to our customers and to provide that level of customer support to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in our “Circle the Customer — Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

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

Number of Employees:  We have approximately 23,130 employees.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although we have a diverse customer base and no customer or distributor constitutes ten percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.  We sell two classes of products which each constitute 10 percent or more of our sales.  Sales of warewashing products in 2006, 2005 and 2004 approximated 21, 21 and 22 percent, respectively, of our consolidated net sales.  In addition, through our Institutional and Textile Care businesses, we sell laundry products and provide customer support to a broad range of laundry customers.  Sales of laundry products and services in 2006, 2005 and 2004 approximated 10, 11 and 10 percent, respectively, of our consolidated net sales.

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

Seasonality:  Overall our business does not have a significant degree of seasonality.  However, we do experience variability in our quarterly operating results due to sales volume and business mix fluctuations in our operating segments.  Note 17, entitled “Quarterly Financial Data” located on page 47 of the Annual Report, is incorporated herein by reference.

Working Capital:  We have invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense our cleaning and sanitizing products.  Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-owned manufacturing facilities.  Some products are also produced for us by third-party contract manufacturers, including Henkel KGaA.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 15 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and public warehouses.  We use common carriers, our own delivery vehicles, and distributors.  Additional information on our plant and distribution facilities is located beginning at page 15 of this Form 10-K under the heading “Properties.”

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

Research and Development:  Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products.  Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology.  Substantially all of our principal products have been developed by our research, development and engineering personnel.  At times, technology has also been licensed from third parties to develop offerings.  Note 13, entitled “Research Expenditures” located on page 40 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health.  While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses.  Among the risks are costs associated with transporting and managing hazardous substances, waste disposal and plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls.  Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Environmental and regulatory matters most significant to us are discussed below.

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

Pesticide Legislation:  Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides.  We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides.  We maintain approximately 400 product registrations with the U.S. Environmental Protection Agency (“EPA”).  Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees.  In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA.  However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State.  While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase.  Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3,400,000 in 2006 and $2,900,000 in 2005.  In Europe, the Biocidal Product Directive (98/8/EC) is establishing a program to evaluate and authorize marketing of biocidal active substances and products.  The Biocidal Product Directive requirements are transitioning into effect.  In September 2006, certain biocidal active substances not notified to the European Chemicals Bureau were required to be withdrawn from the market.  We are working with suppliers and industry groups to manage requirements associated with the Biocidal Products Directive.  Anticipated registration costs are not expected to significantly affect our consolidated results of operations, financial position or cash flows.

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

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals, foods, and medical devices.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”).  However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food.  The FDA also has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994 that may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA.  To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Europe:  The European Union is developing a new regulatory framework for the Registration, Evaluation and Authorization of Chemicals (REACH).  The European Parliament and Council adopted the REACH regulation in December 2006, and it will enter into force in June 2007.  REACH will establish a new European Chemicals Agency in Helsinki, Finland.  The Agency would be responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe.  All “new” and “existing” chemicals produced or imported into the European Union in quantities above one ton per year must be registered in a central database.  For chemicals deemed to be of most concern, industry must gain specific authorization for particular uses which have been demonstrated to be safe.  Other uses would be prohibited.  To manage this new program, we are simplifying our product line and working with chemical suppliers to comply with registration requirements.  The eventual impact of REACH will also be felt by our competitors.  Potential costs to us are not yet fully quantifiable.

Other Environmental Legislation:  Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances.  The primary federal statutes that apply to our activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act (“RCRA”).  We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out its announced environmental stewardship principles.  To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows.  Our capital expenditures for environmental health and safety projects world-wide were approximately $6,410,000 in 2006 and $4,230,000 in 2005.  Approximately $9,370,000 has been budgeted globally for projects in 2007.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 22 sites in the United States.  Additionally, we have similar liability at eight sites outside the United States.  In general, under CERCLA, we and each other PRP which actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site.  Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.  Pursuant to an Environmental Agreement dated December 7, 2000 with Henkel KGaA, Henkel agreed to indemnify us for certain environmental liabilities associated with the parties’ former joint venture in Europe.  Reimbursement from Henkel has been requested for 647,924 euro (or approximately $855,000) spent for such environmental liabilities prior to December 31, 2006.

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

Our worldwide net expenditures for contamination remediation were approximately $950,000 in 2006 and $1,240,000 in 2005.  Including the ChemLawn matters described below, our worldwide accruals at December 31, 2006 for probable future remediation expenditures totaled approximately $4,900,000.  We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial condition or liquidity.  In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP.  Currently there are five such locations and, at each, ChemLawn is a de minimis party.  Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991.  The accrual remaining reflects our best estimate of probable future costs.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 45 and 46 of the Annual Report, is incorporated herein by reference.

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

Executive Officers of the Company

The persons listed in the following table are our current executive officers.  Officers are elected annually.  There is no family relationship among any of the directors or executive officers, and no executive officer has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 2002
Douglas M. Baker, Jr.	48	Chairman of the Board, President and Chief Executive Officer	May 2006 - Present
		President and Chief Executive Officer	Jul. 2004 - Apr. 2006
		President and Chief Operating Officer	Aug. 2002 - Jun. 2004
		President — Institutional Sector	Mar. 2002 - Jul. 2002
		Senior Vice President — Institutional Sector	Jan. 2002 - Feb. 2002
Lawrence T. Bell	59	Senior Vice President, General Counsel and Secretary	Jul. 2002 - Present
		Senior Vice President — Law and General Counsel	Jan. 2002 - Jun. 2002
Steven L. Fritze	52	Executive Vice President and Chief Financial Officer	Feb. 2004 - Present
		Senior Vice President and Chief Financial Officer	Mar. 2002 - Jan. 2004
		Senior Vice President — Finance and Controller	Jan. 2002 - Feb. 2002
Robert K. Gifford	49	Senior Vice President — Global Supply Chain	Oct. 2005 - Present
		Vice President — Supply Chain Management	Sep. 2004 - Sep. 2005(1)
Thomas W. Handley	52	Executive Vice President-Specialty Sector	Jan. 2004 - Present
		Senior Vice President — Strategic Planning	Aug. 2003 - Dec. 2003(2)
Michael A. Hickey	45	Senior Vice President — Global Business Development	Jan. 2006 - Present
		Senior Vice President — Global / Corporate Accounts	Nov. 2005 - Dec. 2005
		Vice President — Global/Corporate Accounts, Institutional Division	Jan. 2002 - Oct. 2005
Diana D. Lewis	60	Senior Vice President — Human Resources	Jan. 2002 - Present

Phillip J. Mason	56	Executive Vice President — Asia Pacific and Latin America	Dec. 2004 - Present
		Senior Vice President — Strategic Business Development	May 2004 - Nov. 2004(3)
James A. Miller	50	Executive Vice President — Institutional Sector North America	Jan. 2004 - Present
		Vice President and General Manager — Institutional	Sept. 2002 - Dec. 2003
		Institutional Vice President-Marketing North America	Jan. 2002 - Aug. 2002
Susan K. Nestegard	46	Senior Vice President-Research, Development and Engineering and Chief Technical Officer	Dec. 2004 - Present
		Vice President-Research, Development and Engineering and Chief Technical Officer	Mar. 2003 - Nov. 2004(4)
Daniel J. Schmechel	47	Senior Vice President and Controller	Dec. 2005 - Present
		Vice President and Controller	Apr. 2002 - Nov. 2005
		Vice President and Treasurer	Jan. 2002 - Mar. 2002
C. William Snedeker	61	Executive Vice President — Global Services Sector	Mar. 2006 - Present
		Senior Vice President — Global Pest Elimination	May 2003 - Feb. 2006
		Vice President and General Manager — Pest Elimination	Jan. 2002 - Apr. 2003
Robert P. Tabb	55	Vice President and Chief Information Officer	Sep. 2003 - Present(5)

1.               Prior to joining Ecolab in September 2004, Mr. Gifford served as Vice President, World Logistics and Program Manager of Hewlett Packard Corporation for three years.  Prior to Hewlett Packard, Mr. Gifford was employed by Compaq and Tandem.

2.               Prior to joining Ecolab in August 2003, Mr. Handley was employed by the Procter & Gamble Company for 22 years in various management, marketing and executive positions including assignments in Japan and Mexico.  Mr. Handley’s last position at P&G was Vice President - Feminine Care Strategic Planning.

3.               Mr. Mason re-joined Ecolab in May 2004, where he formerly served 23 years in various management and executive positions, most recently as Vice President — Asia Pacific.  Prior to re-joining Ecolab, Mr. Mason was employed by HAVI Group, LP, serving as President, HPR Partners from 1997-2004.

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

5.               Prior to joining Ecolab in September 2003, Mr. Tabb held various executive positions in the systems technology industry, most recently with Focus IT Group, a consulting firm.  From 1997 — 2000 Mr. Tabb was employed by CNF Transportation, Inc. as Vice President and Chief Information Officer.  From 2000 — 2001 Mr. Tabb served as Vice President, Global Information Technology at Nike, Inc.

Item 1A. Risk Factors.

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K.  See the section entitled Forward-Looking Statements located on page 2 of this Form 10-K.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conference and/or webcasts open to the public.

Except as may be required under applicable law, we undertake no duty to update our Forward-Looking Statements.

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care and food processing industries, can adversely impact our end-users who are sensitive to changes in travel and dining activities.  During such downturns, these end-users typically reduce their volume of purchases of cleaning, hygiene and appearance products, which would likely in turn have an adverse impact on our consolidated results of operations, financial condition, or cash flows.

Our growth depends upon our ability to successfully compete with respect to value, product offerings and customer support:  Our competitive market is made up of numerous national, regional and local competitors.  Our ability to compete depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize innovative, high value-added products for niche applications.  There can be no assurance that we will be able to accomplish this or that technological developments by our competitors will not place certain of our products at a competitive disadvantage in the future.  In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets.  If we fail to timely introduce new technologies, we may lose market share and our consolidated results of operations, financial condition, or cash flows could be adversely affected.

We enter into multi-year contracts with customers that can impact our results.  We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility.  There can be no assurance that these restraints will not have an adverse impact on our margins and operating income.

Consolidation of our customer and vendors can affect our results:  Customers and vendors in the foodservice, hospitality and lodging industry have been consolidating in recent years and that trend may continue.  This consolidation could have an adverse impact on our ability to retain customers and on our margins and operating income.

Our results can be adversely affected by fluctuations in the cost of raw materials:  The prices of raw materials used in our business can fluctuate significantly from time to time, and have increased in recent years.  Changes in oil or raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can adversely affect our consolidated results of operations, financial position or cash flows.

If we are unsuccessful in integrating acquisitions, our business could be adversely affected: As part of our long-term strategy, we seek to acquire complementary businesses.  There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses into existing businesses.  If the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be adversely affected.

Our business depends on our ability to comply with governmental regulations:  Our business is subject to numerous regulations relating to the environment and to the manufacture, storage, distribution, sale and use of our products.  Compliance with these regulations, as well as changes in tax, fiscal, governmental and other regulatory policies expose us to potential financial liability and increase our operating costs.  Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs.  The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance.  In addition, changes in accounting standards, including the adoption effective January 1, 2007 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” could increase the volatility of our quarterly tax rate.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our consolidated results of operations, financial condition, or cash flows in the future.

Extraordinary events may significantly impact our business:  The occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war (including acts of terrorism or hostilities which impact our markets), (d) natural or manmade disasters, or (e) severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries may have a significant, adverse impact on our business.

Defense of litigation, particularly certain types of actions such as antitrust, patent infringement and class action lawsuits, can be costly and time consuming even if ultimately successful, and if not successful could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

While we have a diverse customer base and no customer or distributor constitutes ten percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.

War (including acts of terrorism or hostilities), natural or manmade disasters or severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries cause a downturn in the business of restaurants, motels and hotels and other of our customers, which in turn can have a material adverse impact on our business, financial condition, results of operations and cash flows.

We depend on key personnel to lead our business:  Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees.  Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

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

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
Hebron, OH	196,000	Liquids	Owned
Greensboro, NC	193,000	Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Carrollton, TX	70,000	Liquids	Owned
St. Louis, MO	37,000	Equipment	Leased
City of Industry, CA	30,000	Equipment	Leased

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,300	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,400	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,300	Liquids	Leased
Valby, DENMARK	70,000	Liquids	Owned
Sao Paulo, BRAZIL	62,325	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,200	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	52,575	Liquids	Leased
Guangzhou, CHINA	50,230	Liquids, Powders	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	26,900	Liquids, Powders	Owned
Dorado, PUERTO RICO	25,000	Liquids, Powders	Leased
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	22,900	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,160	Liquids, Powders	Owned
Racibor, POLAND	20,000	Liquids	Leased
Mandras, GREECE	18,000	Liquids	Owned
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	7,600	Liquids, Powders	Owned

We believe our manufacturing facilities are in good condition and are adequate to meet our existing production needs, except that a new manufacturing facility in Wales, U.K. is being constructed to support continued growth in Europe.

Most of our manufacturing plants also serve as distribution centers.  In addition, we operate distribution centers around the world, all of which are leased, and utilize various public warehouses to facilitate the distribution of our products and services.  In the United States, our sales and service associates are located in approximately 90 leased offices.  Additional sales offices are located internationally.

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

As previously reported, the New York State Department of Environmental Conservation issued a Notice of Violation in 2006 alleging that two products had been sold by us with phosphorous levels exceeding New York State requirements for certain household cleansing products.  We have provided information to the State resolving allegations relating to one of the products that is not in violation of the relevant statute, have suspended sales of the other product, and are in discussions with the State attempting to resolve the matter.

As previously reported, in June 2006 Ecolab received notice from the Connecticut Department of Environmental Protection alleging violations of state regulatory requirements for the business of commercial pesticide applications.  This matter relates mainly to supervisory issues relative to application procedures.  In December 2006 Ecolab signed an Administrative Order on Consent (AOC) that resolved the state’s pest elimination enforcement action.  Under the terms of the AOC, Ecolab will pay a $145,750 penalty and fund three supplemental environmental improvement projects worth a total of $437,250.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information:  Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2006 and 2005 were as follows:

	2006		2005
Quarter	High	Low	High	Low
First	$40.50	$33.64	$35.08	$31.20
Second	$41.20	$37.00	$34.23	$30.68
Third	$45.44	$39.57	$34.14	$30.75
Fourth	$46.40	$42.17	$37.15	$30.93

The closing Common Stock price on January 31, 2007 was $43.90.

Holders:  On January 31, 2007, we had 5,222 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 70 consecutive years.  Quarterly cash dividends of $0.0875 per share were declared in February, May and August 2005.  Cash dividends of $0.10 per share were declared in December 2005, and February, May and August 2006.  A dividend of $0.115 per share was declared in December 2006.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2006	256,733	$43.8163	199,900	13,312,500
November 1-30, 2006	215,309	$45.1004	200,000	13,112,500
December 1-31, 2006	204,885	$44.6910	186,500	12,926,000
Total	676,927	$44.4895	586,400	12,926,000

(1)             In addition to programs under publicly announced plans, column (a) includes 90,527 shares reacquired from employees and/or directors as swaps for the cost of stock options, shares surrendered to satisfy minimum statutory tax obligations, under our stock incentive plans, or forfeitures of unvested shares of restricted stock.

(2)             The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)             As announced on December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The material appearing under the heading entitled “Financial Discussion,” located on pages 17 through 26 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on page 26 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15.I(1). below and located on pages 27 through 51 of the Annual Report, are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:  As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board,  President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  PricewaterhouseCoopers LLP has issued an attestation report on our controls over financial reporting.  Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2006, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 5.02(e) — Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

In the paragraphs below describing certain of our executive compensation plans and programs, the “Named Executive Officers or NEOs” refer to our Principal Executive Officer and Principal Financial Officer during 2006 and the next three most-highly compensated executive officers who were serving in those capacities at December 31, 2006, and the “Committee” refers to the Compensation Committee of the Board of Directors.

General:  The components of the overall compensation program for the Company’s executive officers include base salary, long-term incentives in the form of annual stock option awards, cash-based annual bonus incentives, participation in deferred compensation and retirement plans, and certain perquisites. Information regarding the compensation awarded to the NEOs in respect of and during the year ended December 31, 2006 will be provided in the definitive proxy statement for the Company’s 2007 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission on or around March 30, 2007.

Base Salary:  For the 2007 fiscal year, base salaries for the NEOs, other than the CEO, are scheduled to increase on an annualized basis by an average of 7.1%.  The salary of the CEO has been established at $900,000, representing an increase of $100,000 over 2006.  The base salaries established for the 2007 fiscal year for the NEOs are included as a part of the Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites filed as Exhibit (10)U to this Form 10-K and incorporated by reference herein.

Establishment of 2007 Non-Equity Incentive Plan Compensation Criteria:  The Company maintains annual cash incentive programs for executives referred to as the Management Incentive Plan or MIP and Management Performance Incentive Plan or MPIP.  The Company’s stockholders approved the current version of the MPIP in 2004, an annual incentive plan under which awards should qualify as performance based under Internal Revenue Code Section 162(m).  On February 22, 2007, as required under the terms of the MPIP, the Committee selected the CEO and CFO and one other NEO to participate in the MPIP for 2007, established the 2007 performance goal based upon the performance criteria of diluted earnings per share (“EPS”), set an EPS performance target of a designated earnings per share, and designated a cash award of 300% of the base salary of each such officer for 2007 to the extent the goal is achieved.  The award is subject to and interpreted in accordance with the terms and conditions of the MPIP and no amount will be paid under the MPIP unless and until the Committee has determined the extent to which the performance goal has been met and the corresponding amount of the award earned by the participant.  The MPIP permits the Committee to exercise downward discretion so as to pay an amount which is less than the amount of the award earned by the participant.  In applying this downward discretion, the Committee considers underlying operable metrics communicated to the participant, which are described as a part of the Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites filed as Exhibit (10)U to this Form 10-K and incorporated by reference herein.  Two other NEOs will participate in the MIP in 2007 and the operating metrics with respect to such NEOs’ participation are similarly included as a part of Exhibit (10)U.

Adoption of Form of Restricted Stock Award Agreement:  On February 22, 2007, the Committee approved the form of Agreement for restricted stock awards granted under our 2005 Stock Incentive Plan (“2005 Plan”).  Each restricted stock award will vest at such times and in such installments as may be determined by the Committee and, until such award vests, will be subject to restrictions on transferability and the possibility of forfeiture.  An unvested restricted stock award will become fully vested upon the termination of employment due to death or disability of the holder of such award or if we have a change-in-control (as such term is defined in the 2005 Plan).  Such an award will be terminated and forfeited upon such holder’s termination of employment for any other reason.  A holder will have all voting, liquidation and other rights with respect to the shares covered by a restricted stock award.  A holder will have no right to receive dividends or distributions with respect to unvested shares, however, the Committee may distribute special dividends or distributions paid on such unvested shares or direct that such special dividends or distributions be held subject to the award restrictions.

The foregoing summary of the restricted stock award agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit (10)W(iii) to this Form 10-K and incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal to Elect Directors” located in the Proxy Statement.  Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement.  Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement.  Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Company” in Part I on pages 10 through 12 of this Form 10-K, and is incorporated herein by reference.

Item 11.  Executive Compensation.

Information appearing under the headings entitled “Executive Compensation” and “Director Compensation” located in the Proxy Statement is incorporated herein by reference.  However, pursuant to Instructions to Item 407(e)(5) of Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Compensation Committee Report” shall not be deemed to be “filed” with the Commission, other than as provided in this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference.  The holdings of Henkel KGaA and Henkel Corporation are subject to certain limitations with respect to our voting securities as more fully described in our Proxy Statement under the heading “Stockholder Agreement,” and is incorporated herein by reference.

A total of 494,715 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K.  This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2006, which are actually issued and outstanding.

Equity Compensation Plan Information:  The following table presents, as of December 31, 2006, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	21,778,635	(1)(2)	$29.74	(2)	11,689,435	(3)
Equity compensation plans not approved by security holders	-0-		—		-0-
Total	21,778,635	(1)(2)	$29.74	(2)	11,689,435	(3)

(1)             Includes 125,492 Common Stock equivalents under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.  These Common Stock equivalents represent deferred compensation earned by non-employee directors and are excluded from the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)             Includes 14,343 shares of our Common Stock subject to stock options with a weighted-average exercise price of $26.97, which we assumed in connection with our acquisition of Alcide Corporation effective July 30, 2004.  These assumed options are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the NYSE dated August 18, 2004.  The respective Alcide plans were amended to prohibit future grants.

(3)             Includes 1,100,000 shares restored to reserves as part of a refueling feature of our 2002 Stock Incentive Plan.  The refueling feature permits the restoration of shares repurchased on the open market using proceeds from options exercised under the Plan.

Item 13.  Certain Relationships and Related Transactions.

Information appearing under the heading entitled “Director Independence Standards and Determinations” and “Related Person Transactions” located in the Proxy Statement as well as the biographical material pertaining to Messrs. Stefan Hamelmann, Kasper Rorsted and Hans Van Bylen, located in the Proxy Statement under the heading “Proposal to Elect Directors” are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

I(1).                           The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

(i)                                     Consolidated Statement of Income for the years ended December 31, 2006, 2005 and 2004, Annual Report page 27.

(ii)                                  Consolidated Balance Sheet at December 31, 2006 and 2005, Annual Report page 28.

(iii)                               Consolidated Statement of Cash Flows for the years ended December 31, 2006, 2005 and 2004, Annual Report page 29.

(iv)                              Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004, Annual Report page 30.

(v)                                 Notes to Consolidated Financial Statements, Annual Report pages 31 through 47.

(vi)                              Report of Independent Registered Public Accounting Firm, Annual Report page 49.

I(2).                           The following financial statement schedule to the Company’s financial statements listed in Item 15.I(1). for the years ended December 31, 2006, 2005 and 2004 located on page 33 hereof, and the Report of Independent Registered Public Accounting Firm on Financial Statement Schedule at page 32 hereof, are filed as part of this Report.

(i)                                     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

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

(3)A.                     Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006 — Incorporated by reference to Exhibit (3)A of our Form 10-K Annual Report for the year ended December 31, 2005.

B.                                     Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006 — Incorporated by reference to Exhibit (3)C of our Form 10-K Annual Report for the year ended December 31, 2005.

C.                                     By-Laws, as amended through February 18, 1999 - Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.

(4)A.                     Common Stock - see Exhibits (3)A and (3)C.

B.                                     Form of Common Stock Certificate effective February 28, 2007.

C.                                     Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A — Form of Certificate of Designation,

Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B — Form of Rights Certificate — Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

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

(10)A.               Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006, among Ecolab Inc., the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citibank, N.A., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, and JPMorgan Chase Bank, N.A., as syndication agent — Incorporated by reference to Exhibit (10) of our Form 8-K dated June 1, 2006.

B.                                     Documents comprising global Commercial Paper Programs

(i)                                     U.S. $200,000,000 Euro-Commercial Paper Programme

(a)                                  Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers),  Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers). — Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

(b)                                 Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent. — Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

(c)                                  Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH. — Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

(d)                                 Deed of Guarantee made on 2 December 2005. — Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

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

(ii)                                  Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000 — Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)                               Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002 — Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.                                    (i)            1995 Non-Employee Director Stock Option Plan.

(ii)                                  Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000 - Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 2000.

(iii)                               Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001 - Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2003.

E.                                      (i)            Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004 — Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)                                  Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004 — Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

(iii)                               Master Agreement Relating to Options (as in effect through May 7, 2004) — Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iv)                              Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004 — Incorporated by reference to Exhibit (10)D(ii) of our Form  10-Q for the quarter ended June 30, 2004.

F.                                      Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.                                     Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.                                    (i)            Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.  See also Exhibit

(10)N hereof.

(ii)                                  Amendment No. 1 to Ecolab Executive Death Benefits Plan — Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

(iii)                               Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

(iv)                              Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005 — Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

I.                                         Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.  See also Exhibit (10)N hereof — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.                                        Ecolab Executive Financial Counseling Plan — Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2004.

K.                                    (i)            Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003 —

Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)                                  Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 — Incorporated by reference to Exhibit (10)K(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

L.                                      (i)            Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002 - Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

(ii)                                  Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004 — Incorporated by reference to Exhibit (10)L(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

(iii)                               Amendment No. 2 to the Ecolab Mirror Savings Plan, effective January 1, 2005 — Incorporated by reference to Exhibit (10)A of our Form 8-K dated December 13, 2005.

M.                                 (i)            Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003 - Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003.  See also Exhibit (10)N hereof.

(ii)                                  Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Mirror Pension Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 — Incorporated by reference to Exhibit (10)M(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

N.                                    (i)            Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans, as amended and restated effective as of January 1, 2003 — Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)                                  Amendment No. 1 adopted December 16, 2004 to the Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004 — Incorporated by reference to Exhibit (10)N(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

O.                                    (i)            Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004 —

Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

(ii)                                  Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan — Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

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

R.                                     (i)            Ecolab Inc. 2002 Stock Incentive Plan - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

(ii)                                  Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003 — Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)                               Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003 — Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

S.                                      (i)            Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements — Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended March 31, 2004.

(ii)                                  Amendment No. 1 to Transition Agreement by and between Ecolab Inc.
and Allan L. Schuman — Incorporated by reference to Exhibit (10) of our Form 8-K dated January 1, 2006.

(iii)                               Non-statutory Stock Option Agreement — Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.

(iv)                              Mutual Release by Allan L. Schuman and Ecolab Inc. — Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

(v)                                 Employment Agreement (Management) dated December 19, 1994 — Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.

T.                                     Letter Agreement dated November 7, 2006 between Ecolab S.r.l. and Luciano Iannuzzi.

U.                                    2007 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.

V.                                     Non-Employee Director Compensation and Benefits Summary — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2006.

W.                                (i)            Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

(ii)                                  Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(iii)                               Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.

(13)                            Those portions of our Annual Report to Stockholders for the year ended December 31, 2006 which are incorporated by reference into Parts I and II hereof.

(21)                            List of Subsidiaries as of January 31, 2007.

(23)                            Consent of Independent Registered Public Accounting Firm at page 32 hereof is filed as a part hereof.

(24)                            Powers of Attorney.

(31)                            Rule 13a-14(a) Certifications.

(32)                            Section 1350 Certifications.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description
(10)C.	Ecolab Inc. 1997 Stock Incentive Plan.
(10)D.	1995 Non-Employee Director Stock Option Plan.
(10)E.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.
(10)G.	Form of Director Indemnification Agreement.
(10)H.	Ecolab Executive Death Benefits Plan.
(10)I.	Ecolab Executive Long-Term Disability Plan.
(10)J.	Ecolab Executive Financial Counseling Plan.
(10)K.	Ecolab Supplemental Executive Retirement Plan.
(10)L.	Ecolab Mirror Savings Plan.
(10)M.	Ecolab Mirror Pension Plan.
(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.
(10)O.	Ecolab Inc. Management Performance Incentive Plan.
(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.
(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.
(10)S.	Transition Agreement and related arrangements of Allan L. Schuman.
(10)T.	Letter Agreement between Ecolab S.r.l. and Luciano Iannuzzi.
(10)U.	2007 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.
(10)V.	Non-Employee Director Compensation and Benefits Summary.
(10)W.	Ecolab Inc. 2005 Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2007.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 28th day of February 2007.

/s/Douglas M. Baker, Jr.	Chairman of the Board, President
Douglas M. Baker, Jr.	and Chief Executive Officer
(Principal Executive Officer and Director)

/s/Steven L. Fritze	Executive Vice President and
Steven L. Fritze	Chief Financial Officer
(Principal Financial Officer)

/s/Daniel J. Schmechel	Senior Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for:
Les S. Biller, Richard U. De Schutter, Stefan Hamelmann, Jerry A. Grundhofer, Joel W. Johnson, Jerry W. Levin, Robert L. Lumpkins, Beth M. Pritchard, Kasper Rorsted and John J. Zillmer

Director not signing: Hans Van Bylen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of Ecolab Inc.:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report, dated February 23, 2007, which contains an explanatory paragraph indicating that Ecolab Inc. changed the manner in which it accounts for defined benefit and other post retirement plans effective December 31, 2006, appearing in the 2006 Annual Report to Shareholders of Ecolab Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15.I(2).(i) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 23, 2007

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-26241; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 333-18617; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-115568; 333-129427; 333-129428; 333-115568; and 333-132139) of Ecolab Inc. of our report dated February 23, 2007 relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the inclusion in this Annual Report on Form 10-K of our report dated February 23, 2007 relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 28, 2007

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ECOLAB INC.
(In Thousands)

COL. A	COL. B	COL. C		COL. D	COL. E
		Additions
	Balance at	Charged to	Charged		Balance
	Beginning	Costs and	to Other		at End
Description	of Period	Expenses	Accounts (A)	Deductions (B)	of Period (C)
Allowance for Doubtful Accounts:
Year Ended December 31, 2006	$38,851	$12,947	$3,304	$(17,483)	$37,619
Year Ended December 31, 2005	$44,199	$11,589	$(2,194)	$(14,743)	$38,851
Year Ended December 31, 2004	$44,011	$14,278	$2,414	$(16,504)	$44,199

(A)         Includes the effects of changes in currency translation and business acquisitions.

(B)           Uncollectible accounts charged off, net of recovery of accounts previously written off.

(C)           Includes an allowance of approximately $6,500,000 million as of December 31, 2006 for the expected return of products shipped, credits related to pricing or quantities shipped.  All of the returns and credit activity is recorded directly to accounts receivable or sales.

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.		Document	Method of Filing
(3)	A.	Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Incorporated by reference to Exhibit (3)A of our Form 10-K Annual Report for the year ended December 31, 2005.
	B.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Incorporated by reference to Exhibit (3)C of our Form 10-K Annual Report for the year ended December 31, 2005.
	C.	By-Laws, as amended through February 18, 1999.	Incorporated by reference to Exhibit (3)B of our Form 10-K Annual Report for the year ended December 31, 1998.
(4)	A.	Common Stock.	See Exhibits (3)A and (3)C.
	B.	Form of Common Stock Certificate effective February 28, 2007.	Filed herewith electronically.
C.

Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A — Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B — Form of Rights Certificate.

Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.
	D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.
	E.	Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and Bank One, N.A. (formerly known as The First National Bank of Chicago) as Trustee.	Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.
	F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.
	G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

Exhibit No.		Document			Method of Filing
(10)	A.

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

Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.
			(b)	Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.
			(c)	Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.
			(d)	Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.
		(ii)	U.S. $450,000,000 U.S. Commercial Paper Program.
			(a)	Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

Exhibit No.		Document	Method of Filing
		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.
C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.
	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.
	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.
D.	(i)	1995 Non-Employee Director Stock Option Plan.	Filed herewith electronically.
	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 2000.
	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2003.
E.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.
(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.
	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.
	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

Exhibit No.		Document	Method of Filing
F.		Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.
G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.
H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)N hereof.	Filed herewith electronically.
	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.
	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.
	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.
I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.
J.		Ecolab Executive Financial Counseling Plan.	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2004.
K.	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2003.	Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2003.
(ii)

Amendment No. 1 and Instrument of Benefit Freeze adopted December 16, 2004 to the Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective January 1, 2003) With Respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)K(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.
L.	(i)	Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002.	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

Exhibit No.		Document	Method of Filing
	(ii)	Amendment No. 1 adopted December 16, 2004 to the Ecolab Mirror Savings Plan (As Amended and Restated Effective as of March 1, 2002) With Respect to the American Jobs Creation Act of 2004.	Incorporated by reference to Exhibit (10)L(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.
	(iii)	Amendment No. 2 to the Ecolab Mirror Savings Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated December 13, 2005.
M.	(i)	Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003. See also Exhibit (10)N hereof.
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

Incorporated by reference to Exhibit (10)N(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.
O.	(i)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.
	(ii)	Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.
P.		Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002.	Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2001.

Exhibit No.		Document	Method of Filing
Q.	(i)	Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.
	(ii)	Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.
	(iii)	Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA.	Incorporated by reference to Exhibit (10) of our Form 8-K dated November 30, 2001.
R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.
	(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.
	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.
S.	(i)	Transition Agreement effective February 28, 2004 by and between Ecolab Inc. and Allan L. Schuman including related arrangements.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended March 31, 2004.
	(ii)	Amendment No. 1 to Transition Agreement by and between Ecolab Inc. and Allan L. Schuman.	Incorporated by reference to Exhibit (10) of our Form 8-K dated January 1, 2006.
	(iii)	Non-statutory Stock Option Agreement.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended March 31, 2004.
	(iv)	Mutual Release by Allan L. Schuman and Ecolab Inc.	Incorporated by reference to Exhibit (10)B(iii) of our Form 10-Q for the quarter ended March 31, 2004.

Exhibit No.			Document	Method of Filing
		(v)	Employment Agreement (Management) dated December 19, 1994.	Incorporated by reference to Exhibit (10)B(iv) of our Form 10-Q for the quarter ended March 31, 2004.
	T.		Letter Agreement dated November 7, 2006 between Ecolab S.r.l. and Luciano Iannuzzi.	Filed herewith electronically.
	U.		2007 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.	Filed herewith electronically.
	V.		Non-Employee Director Compensation and Benefits Summary.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended March 31, 2006.
	W.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.
		(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.
		(iii)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan	Filed herewith electronically.
(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2006 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.
(21)			List of Subsidiaries as of January 31, 2007.	Filed herewith electronically.
(23)			Consent of Independent Registered Public Accounting Firm at page 32 hereof is filed as a part hereof.	See page 32 hereof.
(24)			Powers of Attorney.	Filed herewith electronically.
(31)			Rule 13a-14(a) Certifications.	Filed herewith electronically.
(32)			Section 1350 Certifications.	Filed herewith electronically.