Form 10-Q
period 2007-03-31
ECOLAB INC
filed 2007-05-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

1-800-232-6522

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2007.

246,855,751 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Condensed Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Share-Based Compensation
		3.	Selected Balance Sheet Information
		4.	Interest
		5.	Financial Instruments
		6.	Comprehensive Income
		7.	Business Acquisitions and Investments
		8.	Net Income Per Common Share
		9.	Pension and Postretirement Plans
		10.	Operating Segments
		11.	Goodwill and Other Intangible Assets
		12.	New Accounting Pronouncements
		13.	Accounting for Uncertain Tax Positions (Adoption of FIN 48)

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity
	•	New Accounting Pronouncements
	•	Subsequent Event

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II	OTHER INFORMATION

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(amounts in millions, except per share)	2007	2006
	(unaudited)

Net sales	$1,254.2	$1,120.1

Cost of sales	615.7	552.5

Selling, general and administrative expenses	490.1	436.2

Operating income	148.4	131.4

Interest expense, net	11.7	10.3

Income before income taxes	136.7	121.1

Provision for income taxes	47.2	43.2

Net income	$89.5	$77.9

Net income per common share
Basic	$0.36	$0.31
Diluted	$0.35	$0.30

Dividends declared per common share	$0.1150	$0.1000

Weighted-average common shares outstanding
Basic	249.7	253.5
Diluted	254.5	258.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(amounts in millions)	2007	2006
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$54.2	$484.0

Accounts receivable (net of allowance of $39.1 at March 31, 2007 and $37.6 at December 31, 2006)	882.3	867.6

Inventories	368.9	364.9

Deferred income taxes	77.6	86.9

Other current assets	74.2	50.2

Total current assets	1,457.2	1,853.6

Property, plant and equipment, net	955.8	951.6

Goodwill	1,036.8	1,035.9

Other intangible assets, net	228.7	223.8

Other assets, net	314.9	354.5

Total assets	$3,993.4	$4,419.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	March 31	December 31
(amounts in millions, except per share)	2007	2006
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$234.4	$509.0

Accounts payable	327.1	330.9

Compensation and benefits	196.7	252.7

Income taxes	—	17.7

Other current liabilities	391.6	392.5

Total current liabilities	1,149.8	1,502.8

Long-term debt	557.3	557.1

Postretirement health care and pension benefits	423.2	420.2

Other liabilities	261.7	259.1

Shareholders’ equity (a)
Common stock	323.6	322.6
Additional paid-in capital	902.2	868.1
Retained earnings	2,049.3	1,983.3
Accumulated other comprehensive loss	(88.8)	(96.5)
Treasury stock	(1,584.9)	(1,397.3)
Total shareholders’ equity	1,601.4	1,680.2

Total liabilities and shareholders’ equity	$3,993.4	$4,419.4

(a) Common stock, 400 million shares authorized, $1.00 par value per share; shares issued and outstanding: March 31, 2007 – 248.0 million; December 31, 2006 – 251.3 million

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)

OPERATING ACTIVITIES

Net income	$89.5	$77.9

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70.2	65.4
Deferred income taxes	3.7	(2.7)
Share-based compensation expense	7.6	8.0
Excess tax benefits from share-based payment arrangements	(4.1)	(5.9)
Other, net	0.2	(1.0)
Changes in operating assets and liabilities:
Accounts receivable	(19.4)	(19.0)
Inventories	(2.7)	(13.6)
Other assets	(6.2)	(63.1)
Accounts payable	(20.1)	(4.0)
Other liabilities	(32.7)	(42.8)

Cash provided by (used for) operating activities	$86.0	$(0.8)

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(62.3)	$(59.9)
Capitalized software expenditures	(7.2)	(3.0)
Property disposals	3.0	7.0
Businesses acquired and investments in affiliates, net of cash acquired	(10.6)	(0.8)
Proceeds from sales and maturities of short-term investments	—	125.1

Cash provided by (used for) investing activities	(77.1)	68.4

FINANCING ACTIVITIES

Net issuances of notes payable	123.9	38.4
Long-term debt repayments	(391.3)	(76.1)
Reacquired shares	(172.9)	(81.1)
Cash dividends on common stock	(28.9)	(25.5)
Exercise of employee stock options	26.4	28.9
Excess tax benefits from share-based payment arrangements	4.1	5.9
Other, net	(0.1)	—

Cash used for financing activities	(438.8)	(109.5)

Effect of exchange rate changes on cash	0.1	0.4

DECREASE IN CASH AND CASH EQUIVALENTS	(429.8)	(41.5)

Cash and cash equivalents, beginning of period	484.0	104.4

Cash and cash equivalents, end of period	$54.2	$62.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2007 and 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 24, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Share-Based Compensation

Statement of Financial Accounting Standards No.123 (Revised 2004), Share-Based Payment, (SFAS 123R) requires the company to measure compensation expense for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest.

Total compensation expense related to share-based compensation plans was $7.6 million ($4.8 million net of tax benefit) and $8.0 million ($5.1 million net of tax benefit) for the first quarter ended March 31, 2007 and 2006, respectively.

Effective with the company’s adoption of SFAS 123R in the fourth quarter of 2005, new stock option grants to retirement eligible recipients are attributed to expense using the non-substantive vesting method and are fully expensed by the time recipients attain at least age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all prior periods, net income would have been increased by $0.4 million and $0.7 million for the quarters ended March 31, 2007 and 2006, respectively. During the first quarter of 2007, 1.0 million shares were issued for stock option exercises.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information

(amounts in millions)	March 31 2007	December 31 2006
Inventories	(unaudited)
Finished goods	$204.9	$199.5
Raw materials and parts	179.1	180.6
Excess of fifo cost over lifo cost	(15.1)	(15.2)
Total	$368.9	$364.9

Other intangible assets, gross
Customer relationships	$220.9	$217.4
Intellectual property	55.4	46.8
Trademarks	73.5	73.2
Other intangibles	10.4	10.4
	360.2	347.8
Accumulated amortization
Customer relationships	(85.1)	(80.2)
Intellectual property	(14.0)	(12.9)
Trademarks	(24.8)	(23.5)
Other intangibles	(7.6)	(7.4)

Other intangible assets, net	$228.7	$223.8

Accumulated other comprehensive loss
Unrealized loss on financial instruments	$(2.6)	$(3.1)
Pension and postretirement benefits	(185.1)	(195.8)
Cumulative translation	98.9	102.4
Total	$(88.8)	$(96.5)

The increase in treasury stock on the company’s balance sheet is primarily due to the repurchase of approximately $187.8 million (4.3 million shares) of the company’s stock during the first quarter of 2007.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Interest

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)

Interest expense	$15.2	$12.1
Interest income	(3.5)	(1.8)

Interest expense, net	$11.7	$10.3

5.     Financial Instruments

In December 2006, the company issued euro 300 million ($397 million as of March 31, 2007) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. In February 2007, the company designated this debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. The company had previously designated its euro 300 million 5.375% euronotes, which were repaid in February 2007, as a net investment hedge of existing foreign currency exposures. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction gains related to the euronotes charged to shareholders’ equity in the first quarter of 2007 were $0.4 million, net of tax.

6.     Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)

Net income	$89.5	$77.9
Foreign currency translation	(3.5)	16.8
Derivative instruments	0.5	(0.7)
Pension and postretirement benefits	10.7	—

Comprehensive income	$97.2	$94.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments

In January 2007, the company established a direct operation in the United Arab Emirates. The company previously operated in the country through a distributor, and has purchased that business to form the new direct operation in the country. Annual sales of the acquired business are approximately $3 million and became part of the company’s International operations beginning in the first quarter of 2007.

In February 2007, the company acquired Apprise Technologies, Inc., a Minnesota-based developer of optical sensor technology solutions. Annual sales of the acquired business are approximately $1 million and became part of the company’s U.S. Cleaning & Sanitizing operations beginning in the first quarter of 2007.

The total cash paid related to acquisition and investment activity was $10.6 million and $0.8 million during the first quarter of 2007 and 2006, respectively.  The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.  Acquisitions in 2007 and 2006 are not material to the company’s consolidated financial statements, therefore pro forma financial information is not presented.

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)
Net tangible assets acquired (liabilities assumed)	$(4.2)	$0.1
Identifiable intangible assets	12.0	0.2
Goodwill	2.8	0.5

Purchase price	$10.6	$0.8

In March 2007, subsequent to the company’s fiscal quarter end for International operations, the company acquired Green Harbour, a Hong-Kong based provider of pest elimination services in China and Hong Kong. The acquisition is part of the company’s strategy to expand its global pest elimination coverage, strengthening its Circle the Customer-Circle the Globe strategy. Annual sales for Green Harbour are approximately $4 million and will become part of the company’s International operations beginning in the second quarter of 2007. The purchase price was not material to the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2007 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated
Balance as of December 31, 2006	$197.1	$50.5	$247.6	$788.3	$1,035.9

Goodwill acquired during quarter	2.2	—	2.2	0.6	2.8

Foreign currency translation	—	—	—	(1.9)	(1.9)

Balance as of March 31, 2007	$199.3	$50.5	$249.8	$787.0	$1,036.8

Goodwill acquired in 2007 includes adjustments to prior year acquisitions, including earnout payments.

8.       Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended March 31
(amounts in millions, except per share)	2007	2006
	(unaudited)

Net income	$89.5	$77.9
Weighted-average common shares outstanding
Basic	249.7	253.5
Effect of dilutive stock options and awards	4.8	4.6

Diluted	254.5	258.1

Net income per common share
Basic	$0.36	$0.31
Diluted	$0.35	$0.30

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Net Income Per Common Share (continued)

Stock options to purchase approximately 2.6 million and 6.7 million shares for the first quarters ended March 31, 2007 and 2006, respectively, were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 28,693 shares and 21,690 shares for the first quarters ended March 31, 2007 and 2006, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

9.       Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the first quarter are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(amounts in millions)	2007	2006	2007	2006	2007	2006
Service cost	$10.8	$10.2	$5.0	$4.4	$0.7	$0.8
Interest cost on benefit obligation	11.9	10.9	5.4	4.6	2.4	2.2
Expected return on plan assets	(16.4)	(15.5)	(3.9)	(3.2)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.5	0.5	—	—	(1.6)	(1.6)
Recognition of net actuarial loss	3.2	4.1	0.8	0.8	1.8	2.1

Total expense	$10.0	$10.2	$7.3	$6.6	$2.7	$2.9

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2007, based on plan asset values as of March 31, 2007. Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed $4.6 million to its international pension benefit plans during the first quarter ended March 31, 2007. The company currently estimates that it will contribute approximately $14 million to the international pension benefit plans during the remainder of 2007.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended March 31
(amounts in millions)	2007	2006
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$568.2	$513.5
Other Services	102.1	93.2
Total	670.3	606.7
International	573.3	535.3
Effect of foreign currency translation	10.6	(21.9)
Consolidated	$1,254.2	$1,120.1

Operating Income
United States
Cleaning & Sanitizing	$99.2	$79.5
Other Services	9.3	8.0
Total	108.5	87.5
International	39.4	45.3
Effect of foreign currency translation	0.5	(1.4)
Consolidated	$148.4	$131.4

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2007. Total service revenue for the U.S. Other Services segment was $82.4 million and $74.1 million for the quarter ended March 31, 2007 and 2006, respectively. Total service revenue for the International segment was $42.7 million and $43.0 million at fixed currency exchange rates for the quarter ended March 31, 2007 and 2006, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test. No adjustments to the carrying value of goodwill were necessary during the first quarter of 2007.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 13 years and 14 years as of March 31, 2007 and 2006, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2007 and 2006 was approximately $7.0 million and $5.3 million, respectively.  As of March 31, 2007, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(amounts in millions)
2007 (Remainder: nine-month period)	$22
2008	29
2009	27
2010	25
2011	25

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. For each tax position the company is required to recognize, in its financial statements, the largest tax benefit that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. The company adopted FIN 48 effective January 1, 2007 with the cumulative effect of initially applying FIN 48 recorded as an increase to opening retained earnings of $5 million. See Note 13 for additional information on this adoption.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Accounting for Uncertain Tax Positions (Adoption of FIN 48)

The company adopted the provisions of FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the company recognized a $5 million decrease in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of retained earnings. The company’s gross liability for unrecognized tax benefits as of January 1, 2007, the date of adoption, was $98 million. Included in the balance at January 1, 2007 are $45 million of tax positions that would not affect the annual effective tax rate.

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2001. During 2004, the Internal Revenue Service (IRS) completed an examination of the company’s U.S. income tax returns for 1999 through 2001 which is reasonably possible to be settled in the next 12 months. The company also anticipates the IRS to complete their fieldwork examination of the company’s U.S. income tax returns for 2002 through 2004 in the next 12 months.  There are also certain foreign audits which may be settled within the same timeframe. The company believes these events could result in a decrease in the company’s gross liability for unrecognized tax benefits up to $42 million. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next 12 months could change depending on a variety of factors and result in amounts different from above.

The company recognizes both penalties and interest accrued related to unrecognized tax benefits in tax expenses which is consistent with past practice. As of January 1, 2007, the company had accrued approximately $7 million for the payment of interest and penalties.

Between January 1, 2007 and March 31, 2007, there were no material changes to the company’s gross liability for unrecognized tax benefits or any of the information previously disclosed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2007, and the related consolidated statements of income and of cash flows for each of the three-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 13 to the consolidated financial statements, Ecolab Inc. changed the manner in which it accounts for unrecognized tax benefits effective January 1, 2007.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended, management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 and the effectiveness of the company’s internal control over financial reporting as of December 31, 2006; and in our report dated February 23, 2007, we expressed unqualified opinions thereon (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006).  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

April 24, 2007

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

Overview for the Quarter Ended March 31, 2007

Double-digit sales and operating income growth from U.S. operations led results for the first quarter ended March 31, 2007. Consolidated net sales increased 12% to $1.3 billion. Consolidated operating income increased 13% and diluted net income per share rose 17% to $0.35 per share.

Sales Performance

•                  Sales of our U.S. Cleaning & Sanitizing operations rose 11% to $568 million in the first quarter of 2007, led by double-digit growth from Institutional and Kay.

•                  Sales of our U.S. Other Services operations increased 10% to $102 million, benefiting from continued double-digit gains by Pest Elimination and a good sales increase by GCS.

•                  Sales of our International operations rose 7% to $573 million in the first quarter when measured in fixed currency rates.  Latin America and Canada reported double-digit sales increases, while Asia Pacific reported strong sales gains.  Europe/Middle East/Africa (“EMEA”) recorded moderate sales growth.  Foreign currency translation had a favorable impact on sales. When measured at public currency rates, International sales increased 14%.

Financial Performance

•                  Diluted net income per share increased 17% to $0.35 for the first quarter of 2007 from $0.30 in the first quarter of 2006.

•                  Currency translation increased net income by approximately $1 million for the first quarter.

•                  Our income tax rate was 34.5% in the first quarter of 2007 and 35.7% in the first quarter last year.

•                  We repurchased 4.3 million shares of our common stock during the first quarter under our share repurchase program.

•                  We repaid our euro 300 million ($390 million at time of repayment) 5.375% euronotes when they became due in February.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2007

Consolidated net sales for the first quarter ended March 31, 2007 were $1.3 billion, an increase of 12% over net sales in the first quarter of last year. The components include 6% volume growth, 2% favorable effect from price changes, 3% favorable foreign currency exchange and 1% due to the impact of acquisitions and divestitures. When measured in fixed currency rates, sales rose 9% for the first quarter ended March 31, 2007.

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.9% and 50.7% for the first quarter of 2007 and 2006, respectively. Strong improvement in the U.S., driven by pricing and cost savings initiatives, was offset by lower margins in our international segment, principally in Europe, where higher delivered product costs were not fully offset by pricing actions and comparison against a strong quarter last year hurt results.

Selling, general and administrative expenses were 39.1% of consolidated net sales for the first quarter of 2007 compared to 38.9% for the first quarter of 2006. The increase in the ratio reflects leverage from our strong sales growth offset by investments in business efficiency programs, R&D and information technology.

Net income totaled $90 million for the first quarter of 2007, an increase of 15% over the comparable period of 2006. On a per share basis, diluted net income per common share increased 17% to $0.35. Currency translation increased net income growth by approximately $1 million and the decrease in the effective tax rate to 34.5% added $1.6 million to net income in the first quarter of 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2007 (continued)

Sales for each of our reportable segments are as follows:

	First Quarter Ended
	March 31
(amounts in millions)	2007	2006
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$568.2	$513.5
Other Services	102.1	93.2
Total	670.3	606.7
International	573.3	535.3
Effect of foreign currency translation	10.6	(21.9)
Consolidated	$1,254.2	$1,120.1

Sales of our U.S. Cleaning & Sanitizing operations increased 11% to $568 million in the first quarter of 2007.  First quarter sales were led by double-digit growth in Institutional and Kay. Institutional sales grew 10% in the first quarter of 2007. Sales growth continued to be strong into its various end-market segments including restaurant, healthcare, lodging and travel and benefited from strong distributor sales and significant competitive gains. Kay recorded 16% sales growth in the first quarter as ongoing demand from existing quickservice restaurant customers, new account gains and strong distributor shipments led the increase. Food & Beverage division sales increased 8% in the first quarter. The acquisition of DuChem in 2006 added 3% to the sales growth.  Sales were led by growth in the meat & poultry and dairy plant segments and benefited from new business and existing account growth.

Sales of our U.S. Other Services operations increased 10% to $102 million for the first quarter of 2007 over the first quarter of 2006. Pest Elimination continued to deliver double-digit sales increases recording 12% sales growth for the quarter. Pest Elimination experienced double-digit growth in both contract and non-contract services, as they continue to benefit from account gains and non-contract service growth. GCS Service sales improved in the first quarter increasing 5%, led by corporate account gains.

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 7% to $573 million in the first quarter of 2007. Acquisitions had a favorable impact of 1%. EMEA sales grew 5% as good sales gains in the U.K. and moderate growth in Italy were partially offset by weak results in Germany and France. Excluding acquisitions and divestitures, EMEA sales increased 3%. Asia Pacific sales increased 9% led by growth in Japan, Australia and China. Latin America sales continue to increase by double-digits, rising 14% in the first quarter. Sales continued to be strong throughout the region reflecting new account gains and success with new programs. Sales in Canada increased 12% in the first quarter, led by double-digit Institutional growth due to new products and good account retention.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - First Quarter Ended March 31, 2007 (continued)

Operating income for each of our reportable segments is as follows:

	First Quarter Ended
	March 31
(amounts in millions)	2007	2006
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$99.2	$79.5
Other Services	9.3	8.0
Total	108.5	87.5
International	39.4	45.3
Effect of foreign currency translation	0.5	(1.4)
Consolidated	$148.4	$131.4

Operating income of our U.S. Cleaning & Sanitizing operations increased 25% for the first quarter of 2007 over the first quarter of 2006. The operating income margin for the U.S. Cleaning & Sanitizing operations increased to 17.5% of net sales from 15.5% in the first quarter of last year. Operating income increased due to pricing, higher sales volume and leverage and improved cost efficiencies which more than offset investments in the business.

First quarter operating income of our U.S. Other Services operations increased 16% over the first quarter of 2006. The operating income margin for the first quarter increased to 9.1% of net sales from 8.6% for the first quarter of last year. Continued strong growth at Pest Elimination and improved sales growth at GCS were partially offset by investments in the GCS business.

Operating income of our International operations declined 13% for the first quarter of 2007 at fixed currency rates. The reported operating income margin was 6.9% of net sales for the first quarter of 2007 compared to 8.5% in 2006. The decline in operating income reflects higher delivered product costs not fully offset by pricing actions, particularly in Europe, business investments and comparison against a strong quarter last year. When measured at public currency rates, operating income declined 9%.

Net interest expense totaled $11.7 million in the first quarter of 2007, compared with $10.3 million in the first quarter of 2006. The increase in our net interest expense was due to higher debt levels during the quarter.

The provision for income taxes for the first quarter of 2007 and 2006 reflected an income tax rate of 34.5% and 35.7%, respectively. The decrease in the 2007 rate over the 2006 rate is due primarily to U.S. tax legislation, international rate reductions and tax planning strategies. We expect the effective income tax rate will approximate 34% to 35% for the full year 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $4.0 billion at March 31, 2007, a decrease of $426 million from total assets of $4.4 billion at year-end 2006.  The decrease is primarily due to a decrease in cash and cash equivalents used for the scheduled debt repayment discussed below. Currency exchange did not have a significant impact on the value of non-U.S. assets on the balance sheet since year-end 2006.

Total debt was $792 million at March 31, 2007, compared to total debt of $1.1 billion at year-end 2006. Total debt decreased due to the scheduled repayment of our euro 300 million ($397 million as of December 31, 2006) 5.375% euronotes which became due in the first quarter of 2007, offset partially by an increase in short-term borrowing. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 33.1% at March 31, 2007 compared to 38.8% at December 31, 2006 due to the decrease in total debt discussed above. Management believes this ratio is a significant measure of the company’s financial position and liquidity. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $86 million for the first quarter of 2007 compared to cash used for operating activities of $1 million for the first quarter of 2006. The increase in operating cash flow is due to increased earnings, timing of pension contributions and lower tax payments in the first quarter of 2007. Operating cash flow for 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan. We did not make a voluntary contribution to our U.S. pension plan in the first quarter of 2007. Cash used for investing activities increased in 2007 primarily due to business acquisitions and a decrease in proceeds from the sale of short-term investments compared to 2006. Cash used for financing activities increased significantly in 2007 due to long-term debt repayment and an increase in share repurchases.

At December 31, 2006, the schedule of contractual obligations included in the Liquidity and Capital Resources section of our Form 10-K for the year ended December 31, 2006 listed total notes payable and long-term debt due within one year on our balance sheet as $509 million.  As of March 31, 2007, the total notes payable and long-term debt due within one year is $234 million. The decrease from year-end is due to the scheduled repayment of our euro 300 million ($397 million as of December 31, 2006) 5.375% euronotes in February, offset partially by additional short-term borrowings used primarily to help fund share repurchases, capital expenditures and acquisitions. No other significant changes to our contractual obligations occurred during the quarter.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2007, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

See Note 12 of the condensed notes to consolidated financial statements.

Subsequent Event

In March 2007, subsequent to the company’s fiscal quarter end for International operations, the company acquired Green Harbour, a Hong-Kong based provider of pest elimination services in China and Hong Kong. The acquisition is part of the company’s strategy to expand its global pest elimination coverage, strengthening its circle the customer strategy. Annual sales for Green Harbour are approximately $4 million and will become part of the company’s International operations beginning in the second quarter of 2007. The purchase price was not material to the company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use interest rate swaps, and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to Note 8 of the consolidated financial statements located as exhibit (13) to our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.  Controls and Procedures.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning gross liability for unrecognized tax benefits, effective tax rate, borrowing capacity and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K Annual Report for the year ended December 31, 2006, entitled Risk Factors.  See also Item 1A under Part II of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors.

In our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2007, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There has been no material change in our risk factors subsequent to the filing of our Form 10-K.  However, the risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1-31, 2007	1,333,065	$43.8796	1,325,000	11,601,000
February 1-28, 2007	590,701	$44.1019	587,900	11,013,100
March 1-31, 2007	2,417,960	$42.6866	2,413,300	8,599,800
Total	4,341,726	$43.2455	4,326,200	8,599,800

(1)          In addition to programs under publicly announced plans, column (a) includes 15,526 shares reacquired from employees and/or directors to satisfy the cost of stock options, shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans, or forfeitures of unvested shares of restricted stock.

(2)          The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)          As announced on December 9, 2004, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. This phase of repurchases was completed during the quarter ended March 31, 2007.  As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date: May 3, 2007	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel
Senior Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically