Form 10-Q
period 2007-06-30
ECOLAB INC
filed 2007-08-03
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐                                     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2007.

245,008,916 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended June 30
(millions, except per share)	2007	2006
	(unaudited)

Net sales	$1,362.4	$1,225.9
Cost of sales	669.5	608.0
Selling, general and administrative expenses	519.9	464.7
Operating income	173.0	153.2
Interest expense, net	13.4	11.0
Income before income taxes	159.6	142.2
Provision for income taxes	49.3	49.0
Net income	$110.3	$93.2

Net income per common share
Basic	$0.45	$0.37
Diluted	$0.44	$0.36

Dividends declared per common share	$0.1150	$0.1000

Weighted-average common shares outstanding
Basic	246.0	252.2
Diluted	250.7	256.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended June 30
(millions, except per share)	2007	2006
	(unaudited)

Net sales	$2,616.6	$2,346.0
Cost of sales	1,285.2	1,160.5
Selling, general and administrative expenses	1,010.0	900.9
Operating income	321.4	284.6
Interest expense, net	25.1	21.3
Income before income taxes	296.3	263.3
Provision for income taxes	96.5	92.2
Net income	$199.8	$171.1

Net income per common share
Basic	$0.81	$0.68
Diluted	$0.79	$0.66

Dividends declared per common share	$0.2300	$0.2000

Weighted-average common shares outstanding
Basic	247.8	252.8
Diluted	252.6	257.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(millions, except per share)	June 30 2007	December 31 2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$72.2	$484.0
Accounts receivable (net of allowance of $40.3 at June 30, 2007 and $37.6 at December 31, 2006)	930.8	867.6
Inventories	387.9	364.9
Deferred income taxes	80.0	86.9
Other current assets	68.7	50.2
Total current assets	1,539.6	1,853.6
Property, plant and equipment, net	987.5	951.6
Goodwill	1,064.0	1,035.9
Other intangible assets, net	229.4	223.8
Other assets, net	319.9	354.5

Total assets	$4,140.4	$4,419.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

(millions, except per share)	June 30 2007	December 31 2006
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$295.2	$509.0
Accounts payable	338.1	330.9
Compensation and benefits	205.5	252.7
Income taxes	19.5	17.7
Other current liabilities	429.2	392.5
Total current liabilities	1,287.5	1,502.8
Long-term debt	563.9	557.1
Postretirement health care and pension benefits	437.1	420.2
Other liabilities	262.2	259.1
Shareholders’ equity (a)
Common stock	324.4	322.6
Additional paid-in capital	931.2	868.1
Retained earnings	2,131.3	1,983.3
Accumulated other comprehensive loss	(58.6)	(96.5)
Treasury stock	(1,738.6)	(1,397.3)
Total shareholders’ equity	1,589.7	1,680.2

Total liabilities and shareholders’ equity	$4,140.4	$4,419.4

(a) Common stock, 400 million shares authorized, $1.00 par value per share; shares issued and outstanding: June 30, 2007 – 245.3 million; December 31, 2006 – 251.3 million

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30
(millions)	2007	2006
	(unaudited)

OPERATING ACTIVITIES
Net income	$199.8	$171.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	142.5	133.3
Deferred income taxes	(3.8)	2.6
Share-based compensation expense	17.2	16.5
Excess tax benefits from share-based payment arrangements	(8.6)	(9.8)
Other, net	(0.6)	—
Changes in operating assets and liabilities:
Accounts receivable	(54.1)	(58.6)
Inventories	(24.1)	(10.8)
Other assets	6.3	(43.6)
Accounts payable	(3.4)	(3.6)
Other liabilities	36.1	(21.0)
Cash provided by operating activities	$ 307.3	$ 176.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended June 30
(millions)	2007	2006
	(unaudited)

INVESTING ACTIVITIES
Capital expenditures	$(126.0)	$(140.3)
Capitalized software expenditures	(23.0)	(9.9)
Property disposals	5.6	16.1
Businesses acquired and investments in affiliates, net of cash acquired	(24.7)	(6.8)
Sale of businesses and assets	1.1	1.8
Proceeds from sales and maturities of short-term investments	—	125.1

Cash used for investing activities	(167.0)	(14.0)

FINANCING ACTIVITIES
Net issuances of notes payable	182.8	106.5
Long-term debt repayments	(392.7)	(82.5)
Reacquired shares	(336.3)	(190.2)
Cash dividends on common stock	(57.6)	(50.9)
Exercise of employee stock options	42.3	45.8
Excess tax benefits from share-based payment arrangements	8.6	9.8
Other, net	—	(0.3)

Cash used for financing activities	(552.9)	(161.8)

Effect of exchange rate changes on cash	0.8	1.2

INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(411.8)	1.5
Cash and cash equivalents, beginning of period	484.0	104.4
Cash and cash equivalents, end of period	$72.2	$105.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

With respect to the unaudited financial information of the company for the three and six-month periods ended June 30, 2007 and 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 24, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Share-Based Compensation

Statement of Financial Accounting Standards No.123 (Revised 2004), Share-Based Payment, (SFAS 123R) requires the company to measure compensation expense for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest.

Total compensation expense related to share-based compensation plans was $9.6 million ($6.1 million net of tax benefit) and $8.5 million ($5.4 million net of tax benefit) for the second quarters ended June 30, 2007 and 2006, respectively. Total compensation expense related to share-based compensation plans was $17.2 million ($10.9 million net of tax benefit) and $16.5 million ($10.5 million net of tax benefit) for the six months ended June 30, 2007 and 2006, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Share-Based Compensation (continued)

Effective with the company’s adoption of SFAS 123R in the fourth quarter of 2005, new stock option grants to retirement eligible recipients are attributed to expense using the non-substantive vesting method and are fully expensed by the time recipients attain at least age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all prior periods, net income would have been increased by $0.3 million and $0.7 million for the second quarters ended June 30, 2007 and 2006, respectively, and $0.7 million and $1.4 million during the six months ended June 30, 2007 and 2006, respectively.  During the second quarter and six months ended June 30, 2007, approximately 0.8 million and 1.8 million shares, respectively, were issued for stock option exercises.

3.       Selected Balance Sheet Information

(millions)	June 30 2007	December 31 2006
	(unaudited)

Inventories
Finished goods	$206.2	$199.5
Raw materials and parts	197.1	180.6
Excess of FIFO cost over LIFO cost	(15.4)	(15.2)
Total	$387.9	$364.9

Other intangible assets, gross
Customer relationships	$227.9	$217.4
Intellectual property	56.3	46.8
Trademarks	74.2	73.2
Other intangibles	10.7	10.4
	369.1	347.8
Accumulated amortization
Customer relationships	(91.1)	(80.2)
Intellectual property	(14.8)	(12.9)
Trademarks	(25.9)	(23.5)
Other intangibles	(7.9)	(7.4)

Other intangible assets, net	$229.4	$223.8

Accumulated other comprehensive loss
Unrealized loss on financial instruments	$(3.4)	$(3.1)
Pension and postretirement benefits	(183.5)	(195.8)
Cumulative translation	128.3	102.4
Total	$(58.6)	$(96.5)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Interest

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Interest expense	$14.3	$12.5	$29.5	$24.6
Interest income	(0.9)	(1.5)	(4.4)	(3.3)

Interest expense, net	$13.4	$11.0	$25.1	$21.3

5.       Financial Instruments

In December 2006, the company issued euro 300 million ($404 million as of June 30, 2007) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. In February 2007, the company designated this debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. The company had previously designated its euro 300 million 5.375% euronotes, which were repaid in February 2007, as a net investment hedge of existing foreign currency exposures. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the euronotes charged to shareholders’ equity were $4.1 million, net of tax, and $3.7 million, net of tax, in the second quarter and first six months of 2007, respectively.

6.       Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$110.3	$93.2	$199.8	$171.1
Foreign currency translation	29.4	25.8	25.9	42.6
Derivative instruments	(0.8)	(4.5)	(0.3)	(5.2)
Pension and postretirement benefits	1.6	—	12.3	—

Comprehensive income	$140.5	$114.5	$237.7	$208.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments

In January 2007, the company established a direct operation in the United Arab Emirates. The company previously operated in the country through a distributor, and has purchased that business to form the new direct operation in the country. Annual sales are approximately $3 million and became part of the company’s International operations beginning in the first quarter of 2007.

In February 2007, the company acquired Apprise Technologies, Inc., a Minnesota-based developer of optical sensor technology solutions. Annual sales are approximately $1 million and became part of the company’s U.S. Cleaning & Sanitizing operations beginning in the first quarter of 2007.

In March 2007, the company acquired Green Harbour, a Hong-Kong based provider of pest elimination services in China and Hong Kong.  Annual sales are approximately $4 million and became part of the company’s International operations beginning in the second quarter of 2007.

In May 2007, the company acquired Fuma Pest, a New Zealand based provider of pest elimination services.  Annual sales are approximately $2 million and became part of the company’s International operations beginning in the second quarter of 2007.

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

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net tangible assets acquired (liabilities assumed)	$(0.3)	$2.5	$(4.5)	$2.6
Identifiable intangible assets	4.3	—	16.3	0.2
Goodwill	10.1	3.5	12.9	4.0
Purchase price	$14.1	$6.0	$24.7	$6.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments (continued)

In June 2007, subsequent to the company’s fiscal quarter end for International operations, the company acquired Eagle Environmental Systems, a provider of pest elimination services based in Sydney, Australia.  Annual sales are approximately $4 million and became part of the company’s International operations beginning in the third quarter of 2007.  The purchase price was not material to the company’s consolidated financial statements.

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2007 were as follows:

	United States
(unaudited) (millions)	Cleaning & Sanitizing	Other Services	Total	International	Consolidated
Balance as of December 31, 2006	$197.1	$50.5	$247.6	$788.3	$1,035.9
Goodwill acquired during quarter	2.2	—	2.2	0.6	2.8
Foreign currency translation	—	—	—	(1.9)	(1.9)
Balance as of March 31, 2007	199.3	50.5	249.8	787.0	1,036.8
Goodwill acquired during quarter	(0.3)	—	(0.3)	10.4	10.1
Goodwill allocated to business dispositions	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	17.4	17.4
Balance as of June 30, 2007	$199.0	$50.5	$249.5	$814.5	$1,064.0

Goodwill acquired in 2007 includes adjustments to prior year acquisitions, including earnout payments.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$110.3	$93.2	$199.8	$171.1
Weighted-average common shares outstanding
Basic	246.0	252.2	247.8	252.8
Effect of dilutive stock options and awards	4.7	4.5	4.8	4.6

Diluted	250.7	256.7	252.6	257.4

Net income per common share
Basic	$0.45	$0.37	$0.81	$0.68
Diluted	$0.44	$0.36	$0.79	$0.66

Stock options to purchase approximately 2.8 million shares for the second quarter and six months ended June 30, 2007, and 3.4 million shares and 6.7 million shares for the second quarter and six months ended June 30, 2006, respectively, were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 39,987 shares and 34,340 shares for the second quarter and six months ended June 30, 2007, respectively, and 13,957 shares and 17,904 shares for the second quarter and six months ended June 30, 2006, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the second quarter are as follows:

(unaudited)	U.S. Pension Benefits (qualified and non- __qualified plans)		International Pension Benefits		U.S. Postretirement Health Care Benefits
(millions)	2007	2006	2007	2006	2007	2006
Service cost	$10.8	$10.2	$5.2	$4.5	$0.7	$0.8
Interest cost on benefit obligation	11.9	10.9	5.5	4.8	2.4	2.2
Expected return on plan assets	(16.4)	(15.5)	(3.9)	(3.3)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.5	0.5	—	—	(1.6)	(1.6)
Recognition of net actuarial loss	3.2	4.1	0.7	0.8	1.8	2.1

Total expense	$10.0	$10.2	$7.5	$6.8	$2.7	$2.9

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows

(unaudited)	U.S. Pension Benefits (qualified and non- __qualified plans)		International Pension Benefits		U.S. Postretirement Health Care Benefits
(millions)	2007	2006	2007	2006	2007	2006
Service cost	$21.6	$20.4	$10.2	$8.9	$1.4	$1.6
Interest cost on benefit obligation	23.8	21.8	10.9	9.4	4.8	4.5
Expected return on plan assets	(32.8)	(31.0)	(7.8)	(6.5)	(1.2)	(1.2)
Amortization of prior service cost (benefit)	1.0	1.0	—	—	(3.2)	(3.2)
Recognition of net actuarial loss	6.4	8.2	1.5	1.6	3.6	4.1

Total expense	$20.0	$20.4	$14.8	$13.4	$5.4	$5.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Pension and Postretirement Plans (continued)

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2007, based on plan asset values as of June 30, 2007. Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed approximately $4.8 million and $9.4 million to its international pension benefit plans during the second quarter and six months ended June 30, 2007, respectively. The company currently estimates that it will contribute approximately $10 million to the international pension benefit plans during the remainder of 2007.

10.     Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions, except per share)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$589.3	$544.4	$1,157.5	$1,057.9
Other Services	113.7	105.0	215.8	198.2
Total	703.0	649.4	1,373.3	1,256.1
International	633.2	589.3	1,206.5	1,124.6
Effect of foreign currency translation	26.2	(12.8)	36.8	(34.7)
Consolidated	$1,362.4	$1,225.9	$2,616.6	$2,346.0

Operating Income
United States Cleaning & Sanitizing	$99.8	$86.1	$199.0	$165.6
Other Services	11.0	10.6	20.3	18.6
Total	110.8	96.7	219.3	184.2
International	63.3	58.6	104.9	103.9
Corporate	(4.3)	—	(6.5)	—
Effect of foreign currency translation	3.2	(2.1)	3.7	(3.5)
Consolidated	$173.0	$153.2	$321.4	$284.6

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2007.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Operating Segments (continued)

Total service revenue for the U.S. Other Services segment was $94.3 million and $176.7 million for the quarter and six months ended June 30, 2007, respectively and $86.0 million and $160.1 million for the quarter and six months ended June 30, 2006, respectively. Total service revenue for the International segment was $45.9 million and $88.6 million at fixed currency exchange rates for the quarter and six months ended June 30, 2007, respectively, and $44.0 million and $87.0 million for the quarter and six months ended June 30, 2006, respectively.

11.     Goodwill and Other Intangible Assets

Under Statement of Financial Accounting Standards (SFAS) No. 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test. As of June 30, 2007, the company has completed its annual test for goodwill impairment. Based on this testing, no adjustment to the carrying value of goodwill is necessary.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 13 years and 14 years as of June 30, 2007 and 2006, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarters ended June 30, 2007 and 2006 was $7.1 million and $5.8 million, respectively.  Total amortization expense related to other intangible assets during the six months ended June 30, 2007 and 2006 was $14.1 million and $11.1 million, respectively. As of June 30, 2007, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2007 (Remainder: six-month period)	$15
2008	30
2009	28
2010	26
2011	25

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

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the company’s consolidated financial statements.

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

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2001. During 2004, the Internal Revenue Service (IRS) completed an examination of the company’s U.S. income tax returns for 1999 through 2001. During the second quarter of 2007, the IRS completed an examination of the company’s U.S. income tax returns for 2002 through 2004. It is reasonably possible for specific open positions within these examinations to be settled in the next 12 months. There are also certain foreign audits which may be settled within the same timeframe. The company believes these events could result in a decrease in the company’s gross liability for unrecognized tax benefits up to $42 million during the next 12 months. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next 12 months could change depending on a variety of factors and result in amounts different from above.

The company recognizes both penalties and interest accrued related to unrecognized tax benefits in the company’s provision for income taxes which is consistent with past practice. As of January 1, 2007, the company had accrued approximately $7 million for the payment of interest and penalties.

During the second quarter of 2007, specific tax positions relating to the company’s U.S. income tax returns for 2002 through 2004 were settled. The settlement of those tax positions reduced the company’s gross liability for unrecognized tax benefits by $5 million, and reduced income tax expense by $5 million during the second quarter and six months ended June 30, 2007. As of June 30, 2007, the company’s gross liability for unrecognized tax benefits was $100 million and included in that balance are $47 million of tax positions that would not affect the effective tax rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2007, and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2007 and 2006 and the consolidated statement of cash flows for the six-month periods ended June 30, 2007 and 2006. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained an explanatory paragraph stating the company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006).  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
July 24, 2007

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

Overview of the Quarter Ended June 30, 2007

Continued strong growth from U.S., Canada and Latin America operations led results for the second quarter ended June 30, 2007. Consolidated net sales increased 11% to $1.4 billion. Consolidated operating income increased 13% and diluted net income per share rose 22% to $0.44 per share. Tax benefits from tax audit settlements added $0.02 to diluted net income per share.  Excluding the tax benefits, net income per share rose 17% to $0.42 per share.

Sales Performance

•                  U.S. Cleaning & Sanitizing segment sales increased 8% to $589 million in the second quarter of 2007, led by strong growth from Institutional and Food & Beverage.

•                  U.S. Other Services segment sales increased 8% to $114 million, benefiting from strong gains by Pest Elimination and improved sales growth by GCS.

•                  Sales of our International segment rose 7% to $633 million in the second quarter when measured in fixed currency rates.  Latin America reported double-digit sales growth and Asia Pacific and Canada showed attractive gains. Europe/Middle East/Africa (“EMEA”) recorded improved sales growth. Foreign currency translation had a favorable impact on sales. When measured at public currency rates, International sales increased 14%.

Financial Performance

•                  Diluted net income per share increased 22% to $0.44 for the second quarter of 2007 from $0.36 in the second quarter of 2006. Tax benefits added $0.02 to diluted net income per share in the second quarter of 2007.

•                  Currency translation increased net income by approximately $3.4 million for the second quarter.

•                  Our income tax rate was 30.9% for the second quarter of 2007 compared to 34.4% in 2006. Excluding discrete tax benefits, our estimated effective income tax rate for the second quarter is 34.3% in 2007 and was 35.7% in 2006.

•                  We repurchased 3.4 million shares of our common stock during the second quarter under our share repurchase program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2007

Consolidated net sales for the second quarter ended June 30, 2007 were $1.4 billion, an increase of 11% over net sales in the second quarter of last year. For the first six months of 2007, net sales increased 12% to $2.6 billion. When measured in fixed currency rates, sales rose 8% for both the second quarter and first six months of 2007. The components of the quarter and year to date sales growth are shown below.

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2007	June 30, 2007

Volume growth	5%	5%
Price changes	2	2
Foreign currency exchange	3	4
Acquisitions & divestitures	1	1
Total sales growth	11%	12%

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 50.9% and 50.4% for the second quarter of 2007 and 2006, respectively. For the six-month periods, the gross profit margin was 50.9% in 2007 and 50.5% in 2006. Strong improvement in the U.S., driven by pricing and cost savings initiatives, was partially offset by slightly lower margins in our International segment, principally in Europe, where higher delivered product costs, not fully offset by pricing actions, hurt results.

Selling, general and administrative expenses were 38.2% of consolidated net sales for the second quarter of 2007 compared to 37.9% for the second quarter of 2006. For the six-month periods, selling, general and administrative expenses were 38.6% in 2007 and 38.4% in 2006. The increase in the ratio reflects leverage from our healthy sales growth that was more than offset by investments in business efficiency programs, R&D and information technology.

Net income for the second quarter of 2007 increased 18% to $110 million. On a per share basis, diluted net income per share increased 22% to $0.44. Net income for the first six months of 2007 increased 17% to $200 million. On a per share basis, diluted net income per share increased 20% to $0.79. Tax benefits recorded in the second quarter added $5.4 million to net income for the second quarter and first six months of 2007. Currency translation increased net income by $3.4 million and $4.6 million for the second quarter and the first six months of 2007, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2007 (continued)

Sales for each of our reportable segments are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$589.3	$544.4	$1,157.5	$1,057.9
Other Services	113.7	105.0	215.8	198.2
Total	703.0	649.4	1,373.3	1,256.1
International	633.2	589.3	1,206.5	1,124.6
Effect of foreign currency translation	26.2	(12.8)	36.8	(34.7)
Consolidated	$1,362.4	$1,225.9	$2,616.6	$2,346.0

U.S. Cleaning & Sanitizing sales increased 8% in the second quarter and 9% for the first six months of 2007 led by strong Institutional and Food & Beverage sales growth. Institutional sales grew 9% in the second quarter benefiting from competitive gains and continued strong sales into its various end-market segments including travel, restaurant and healthcare.  Food & Beverage division sales increased 10% in the second quarter. The acquisition of DuChem in 2006 added 3% to Food & Beverage sales growth. Sales were led by growth in the meat & poultry and dairy plant segments and benefited from new business and existing account growth. As expected, Kay sales grew 1% in the second quarter reflecting the impact of higher distributor shipments in the first quarter of 2007 and comparison to a strong second quarter in 2006. Kay sales increased 8% for the first six months of 2007.  Kay’s business remains strong with good ongoing demand from major existing and new accounts and success with new products and programs.

U.S. Other Services sales increased 8% in the second quarter of 2007 and 9% for the first six months of 2007. Pest Elimination sales increased 9% for the quarter as they continue to add new contract accounts and experience good non-contract service growth. GCS sales continued to improve increasing 7% in the second quarter and 6% for the first six months of 2007, led by new corporate account gains.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2007 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 7% for both the second quarter and first six months of 2007. Acquisitions had a favorable impact of 1% for both the second quarter and first six months of 2007. EMEA sales grew 7% in the second quarter as good sales gains in the U.K. and moderate growth in Germany and Italy were partially offset by weak results in France. Acquisitions and divestitures had a favorable impact of 2% on EMEA sales in the second quarter. Asia Pacific sales increased 6% in the second quarter led by growth in East Asia and China. Acquisitions added 1% to Asia Pacific sales growth.  Latin America sales continue to increase by double-digits, rising 15% in the second quarter. Sales continued to be strong throughout the region, led by growth in Mexico, Brazil and Chile.  Sales in Canada increased 9% in the second quarter, led by double-digit Institutional growth which benefited from corporate account gains, new products and excellent account retention.

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$99.8	$86.1	$199.0	$165.6
Other Services	11.0	10.6	20.3	18.6
Total	110.8	96.7	219.3	184.2
International	63.3	58.6	104.9	103.9
Corporate	(4.3)	—	(6.5)	—
Effect of foreign currency translation	3.2	(2.1)	3.7	(3.5)
Consolidated	$173.0	$153.2	$321.4	$284.6

U.S. Cleaning & Sanitizing operating income increased 16% and 20% for the second quarter and first six months of 2007, respectively. Operating income increased due to pricing, higher sales volume and leverage, and improved cost efficiencies.

U.S. Other Services operating income increased 3% and 9% for the second quarter and first six months of 2007, respectively. Continued profit gains at Pest Elimination were partially offset by a charge for an increase in legal reserves in the second quarter of 2007. Excluding the charge, U.S. Other Services operating income would have risen 17% in the second quarter.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2007 (continued)

Operating income of our International segment increased 8% and 1% for the second quarter and first six months of 2007, respectively, at fixed currency rates.  The increase in the second quarter was led by strong increases from Latin America and Canada.  Europe’s operating income also improved in the second quarter.  Overall International operating income benefited from small gains recognized on the sale of some assets as well as the strong performance of last year’s Europe healthcare acquisition which will annualize in the third quarter.  Operating income for the first six months of 2007 was negatively impacted by the first quarter where higher delivered product costs were not fully offset by pricing actions, particularly in Europe, and business investments. When measured at public currency rates, operating income increased 18% and 8% for the second quarter and first six months of 2007, respectively.

Consistent with our internal management reporting, beginning in the second quarter, the corporate segment includes investments in the development of business systems, previously reported in the International segment, and investments we are making to optimize our business structure as part of our ongoing efforts to improve our efficiency and returns.

Net interest expense totaled $13.4 million in the second quarter of 2007, compared with $11.0 million in the second quarter of 2006.  Net interest expense was $25.1 million and $21.3 million for the first six months of 2007 and 2006, respectively. The increase in our net interest expense during the second quarter and first six months of 2007 was due to higher debt levels during the periods compared to the prior year.

The provision for income taxes for the second quarter of 2007 and 2006 reflected an income tax rate of 30.9% and 34.4%, respectively. The provision for income taxes for the first six months of 2007 and 2006 reflected an income tax rate of 32.6% and 35.0%, respectively. The provision for income taxes in 2007 includes tax benefits of $5.4 million for various audit settlements recorded in the second quarter of 2007. Excluding tax benefits, the adjusted effective income tax rate was 34.3% for the second quarter and 34.4% for the first six months of 2007 and 35.7% for both the second quarter and first six months of 2006. The decrease in the 2007 adjusted rates over the 2006 adjusted rates is due primarily to U.S. tax legislation, international rate reductions and tax planning strategies. We expect the effective income tax rate, excluding tax benefits, will approximate 34% for the full year 2007.

Financial Position and Liquidity

Total assets were $4.1 billion at June 30, 2007 compared to total assets of $4.4 billion at December 31, 2006. The decrease is primarily due to a decrease in cash and cash equivalents used for the scheduled debt repayment discussed below. Currency exchange did not have a significant impact on the value of non-U.S. assets on the balance sheet since December 31, 2006.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Total debt was $859 million at June 30, 2007, compared to total debt of $1.1 billion at December 31, 2006. Total debt decreased due to the scheduled repayment of our euro 300 million ($397 million as of December 31, 2006) 5.375% euronotes which became due in the first quarter of 2007, offset partially by an increase in short-term borrowing. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 35.1% at June 30, 2007 compared to 38.8% at December 31, 2006 due to the decrease in total debt discussed above. Management believes this ratio is a significant measure of the company’s financial position and liquidity. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $307 million for the first six months of 2007 compared to $176 million in 2006. The increase in operating cash flow is due to increased earnings, reduction of pension contributions and lower tax payments in 2007 compared to 2006.  Operating cash flow for 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan. We did not make a voluntary contribution to our U.S. pension plan during the first six months of 2007. Cash used for investing activities increased in 2007 primarily due to business acquisitions and timing of short-term investment sales.  Cash used for financing activities increased significantly in 2007 due to long-term debt repayment and an increase in share repurchases.

At December 31, 2006, the schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2006 disclosed total notes payable and long-term debt due within one year of $509 million.  As of June 30, 2007, the total notes payable and long-term debt due within one year is $295 million. The decrease from year-end is due to the scheduled repayment of our euronotes, offset partially by additional short-term borrowings used primarily to help fund share repurchases, capital expenditures and acquisitions. As of June 30, 2007, our gross liability for uncertain tax positions under FIN 48 was $100 million (refer to Note 13).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next year.  No other significant changes to our contractual obligations occurred during the first six months of 2007.

During the second quarter, we extended the term of our $450 million Multicurrency Credit Agreement by one year from June 1, 2011 to June 1, 2012.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2007, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

See Note 12 of the condensed notes to consolidated financial statements.

Subsequent Event

In June 2007, subsequent to our second fiscal quarter end for international operations, we acquired Eagle Environmental Systems, a provider of pest elimination services based in Sydney, Australia.  Annual sales are approximately $4 million and became part of our international operations beginning in the third quarter or 2007. The purchase price was not material to our consolidated financial statements.

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

Item 4.    Controls and Procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning contributions to pension benefit plans, the impact of new accounting pronouncements, gross liability for unrecognized tax benefits, effective tax rate, borrowing capacity and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K Annual Report for the year ended December 31, 2006, entitled Risk Factors.  See also Item 1A under Part II of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.                                                             Legal Proceedings.

We are subject to a variety of legal proceedings arising in the ordinary course of our business, including antitrust, patent infringement and wage hour lawsuits which may assert individual or class claims.  In the opinion of management, the final outcome with respect to such litigation will not have a material adverse effect on our financial condition or cash flows, although the final outcome of particular lawsuits could have a material adverse impact on the results of operations for a reporting period.

As previously reported, the New York State Department of Environmental Conservation issued a Notice of Violation in 2006 alleging that two products had been sold by us with phosphorous levels exceeding New York State requirements for certain household cleansing products.  In July 2007 Ecolab signed an Administrative Order on Consent (AOC) that resolved the state’s claims.  Under the terms of the AOC, Ecolab will pay a $25,000 penalty and fund a project run by a New York Chapter of The Nature Conservancy for $125,000.

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

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1-30, 2007	1,406,069	$43.8937	1,403,700	7,196,100
May 1-31, 2007	1,085,126	$42.6630	1,054,900	6,141,200
June 1-30, 2007	1,073,898	$42.6435	923,900	5,217,300
Total	3,565,093	$43.1425	3,382,500	5,217,300

(1)          In addition to programs under publicly announced plans, column (a) includes 182,593 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)          The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)          As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.    Submission of Matters to a Vote of Security Holders.

Ecolab’s Annual Meeting of Stockholders was held on May 4, 2007.  At the meeting, 92.17% of the outstanding shares of our voting stock were represented in person or by proxy.  The first proposal voted upon was the election of four Class III Directors for a term ending at the annual meeting in 2010. The four persons nominated by our Board of Directors received the following votes and were elected:

Name	For	Withheld
Richard U. De Schutter	226,837,186	2,952,119
Joel W. Johnson	221,930,899	7,858,406
Beth M. Pritchard	226,445,020	3,344,285
Hans Van Bylen	222,771,951	7,017,354

In addition, the terms of office of the following directors continued after the meeting:  Class I Directors for a term ending in 2008 – Douglas M. Baker, Jr.,  Stefan Hamelmann, Jerry W. Levin, and Robert L. Lumpkins; and Class II Directors for a term ending in 2009 – Leslie S. Biller, Jerry A. Grundhofer, Kasper Rorsted and John J. Zillmer.

The second proposal voted upon was the ratification of the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2007.

The proposal received the following votes and was ratified:

For	Against	Abstain	Broker Non- Votes
223,187,739	5,432,929	1,168,637	0

Item 6.    Exhibits.

(a)          The following documents are filed as exhibits to this report:

(10)                            Extension Confirmation Notice, dated May 14, 2007, under the Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006, among Ecolab Inc., the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citibank, N.A., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, and JPMorgan Chase Bank, N.A., as syndication agent.

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

ECOLAB INC.

Date: August 3, 2007	By:	/s/Daniel J. Schmechel
Daniel J. Schmechel Senior Vice President and Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10)

Extension Confirmation Notice, dated May 14, 2007, under the Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006, among Ecolab Inc., the financial institutions party thereto as Banks from time to time, the financial institutions party thereto as Issuing Banks from time to time, Citibank, N.A., as administrative agent for the Banks and Issuing Banks thereunder, Citibank International PLC, as agent for the Banks in connection with certain of the Eurocurrency Advances, and JPMorgan Chase Bank, N.A., as syndication agent.

Incorporated by reference to Exhibit (10) of our Form 8-K dated May 14, 2007.

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically