Form 10-Q
period 2007-09-30
ECOLAB INC
filed 2007-11-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007.

246,017,852 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1. Financial Statements.

	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Condensed Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Special Charges
		3.	Share-Based Compensation
		4.	Selected Balance Sheet Information
		5.	Interest
		6.	Financial Instruments
		7.	Comprehensive Income
		8.	Business Acquisitions and Investments
		9.	Net Income Per Common Share
		10.	Pension and Postretirement Plans
		11.	Operating Segments
		12.	Goodwill and Other Intangible Assets
		13.	New Accounting Pronouncements
		14.	Accounting for Uncertain Tax Positions

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity
	•	New Accounting Pronouncements
	•	Subsequent Event

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II	OTHER INFORMATION

Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 5. Other Information

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share)	2007	2006
	(unaudited)

Net sales	$1,413.2	$1,278.8
Cost of sales	690.1	625.5
Selling, general and administrative expenses	523.7	471.9
Special charges	27.8	—
Operating income	171.6	181.4
Interest expense, net	12.8	11.3
Income before income taxes	158.8	170.1
Provision for income taxes	44.8	59.8
Net income	$114.0	$110.3

Net income per common share
Basic	$0.46	$0.44
Diluted	$0.46	$0.43

Dividends declared per common share	$0.1150	$0.1000

Weighted-average common shares outstanding
Basic	245.2	251.6
Diluted	249.7	256.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share)	2007	2006
	(unaudited)

Net sales	$4,029.8	$3,624.8
Cost of sales	1,975.3	1,786.0
Selling, general and administrative expenses	1,533.7	1,372.8
Special charges	27.8	—
Operating income	493.0	466.0
Interest expense, net	37.9	32.6
Income before income taxes	455.1	433.4
Provision for income taxes	141.3	152.0
Net income	$313.8	$281.4

Net income per common share
Basic	$1.27	$1.11
Diluted	$1.25	$1.09

Dividends declared per common share	$0.3450	$0.3000

Weighted-average common shares outstanding
Basic	246.9	252.4
Diluted	251.8	257.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2007	2006
	(unaudited)

ASSETS
Current assets
Cash and cash equivalents	$106.8	$484.0
Accounts receivable (net of allowance of $41.0 at September 30, 2007 and $37.6 at December 31, 2006)	969.4	867.6
Inventories	396.0	364.9
Deferred income taxes	71.0	86.9
Other current assets	61.8	50.2
Total current assets	1,605.0	1,853.6
Property, plant and equipment, net	1,019.8	951.6
Goodwill	1,086.3	1,035.9
Other intangible assets, net	229.7	223.8
Other assets	322.4	354.5

Total assets	$4,263.2	$4,419.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	September 30	December 31
(millions, except per share)	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Short-term debt	$265.3	$509.0
Accounts payable	316.0	330.9
Compensation and benefits	237.6	252.7
Income taxes	32.6	17.7
Other current liabilities	470.5	392.5
Total current liabilities	1,322.0	1,502.8
Long-term debt	569.9	557.1
Postretirement health care and pension benefits	441.2	420.2
Other liabilities	228.7	259.1
Shareholders’ equity (a)
Common stock	325.2	322.6
Additional paid-in capital	962.2	868.1
Retained earnings	2,217.1	1,983.3
Accumulated other comprehensive loss	(42.3)	(96.5)
Treasury stock	(1,760.8)	(1,397.3)
Total shareholders’ equity	1,701.4	1,680.2

Total liabilities and shareholders’ equity	$4,263.2	$4,419.4

(a) Common stock, 400 million shares authorized, $1.00 par value per share; shares issued and outstanding: September 30, 2007 – 245.6 million; December 31, 2006 – 251.3 million

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2007	2006
	(unaudited)

OPERATING ACTIVITIES
Net income	$313.8	$281.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	215.7	201.9
Deferred income taxes	(5.5)	0.5
Share-based compensation expense	24.5	23.7
Excess tax benefits from share-based payment arrangements	(12.8)	(15.1)
Other, net	1.7	0.4
Changes in operating assets and liabilities:
Accounts receivable	(84.8)	(81.2)
Inventories	(20.8)	(14.8)
Other assets	20.5	(68.4)
Accounts payable	(19.2)	28.0
Other liabilities	110.6	47.8
Cash provided by operating activities	$543.7	$404.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(millions)	2007	2006
	(unaudited)

INVESTING ACTIVITIES
Capital expenditures	$(221.5)	$(209.2)
Capitalized software expenditures	(37.4)	(25.6)
Property disposals	6.5	19.4
Businesses acquired and investments in affiliates, net of cash acquired	(52.0)	(64.4)
Sale of businesses and assets	1.1	1.8
Proceeds from sales and maturities of short-term investments	—	125.0

Cash used for investing activities	(303.3)	(153.0)

FINANCING ACTIVITIES
Net issuances of notes payable	149.6	25.4
Long-term debt repayments	(393.5)	(84.3)
Reacquired shares	(364.5)	(250.8)
Cash dividends on common stock	(85.8)	(76.0)
Exercise of employee stock options	63.0	68.7
Excess tax benefits from share-based payment arrangements	12.8	15.1
Other, net	—	(0.7)

Cash used for financing activities	(618.4)	(302.6)

Effect of exchange rate changes on cash	0.8	1.2

DECREASE IN CASH AND CASH EQUIVALENTS	(377.2)	(50.2)
Cash and cash equivalents, beginning of period	484.0	104.4
Cash and cash equivalents, end of period	$106.8	$54.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2006 was derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2007 and 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated October 22, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.  Special Charges

Special charges for the third quarter and nine months ended September 30, 2007 includes a $27.4 million charge for an arbitration settlement related to two California class action lawsuits involving wage/hour claims affecting former and current Pest Elimination employees. Special charges also includes one-time costs of $0.4 million related to establishing the company’s Pan-European headquarters in Zurich, Switzerland.

3.  Share-Based Compensation

Statement of Financial Accounting Standards (SFAS) No.123 (Revised 2004), Share-Based Payment, (SFAS 123R) requires the company to measure compensation expense for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.  Share-Based Compensation (continued)

Total compensation expense related to share-based compensation plans was $7.3 million ($4.7 million net of tax benefit) and $7.2 million ($4.6 million net of tax benefit) for the third quarters ended September 30, 2007 and 2006, respectively. Total compensation expense related to share-based compensation plans was $24.5 million ($15.6 million net of tax benefit) and $23.7 million ($15.1 million net of tax benefit) for the nine months ended September 30, 2007 and 2006, respectively.

Effective with the company’s adoption of SFAS 123R in the fourth quarter of 2005, new stock option grants to retirement eligible recipients are attributed to expense using the non-substantive vesting method and are fully expensed by the time recipients attain at least age 55 with at least 5 years of service. If the company had used the non-substantive vesting method during all prior periods, net income would have been increased by $0.4 million and $0.6 million for the third quarters ended September 30, 2007 and 2006, respectively, and $1.1 million and $2.0 million during the nine months ended September 30, 2007 and 2006, respectively. During the third quarter and nine months ended September 30, 2007, approximately 0.9 million and 2.7 million shares, respectively, were issued for stock option exercises.

4.  Selected Balance Sheet Information

	September 30	December 31
(millions)	2007	2006
	(unaudited)

Inventories
Finished goods	$209.3	$199.5
Raw materials and parts	202.2	180.6
Excess of FIFO cost over LIFO cost	(15.5)	(15.2)
Total	$396.0	$364.9

Other intangible assets, gross
Customer relationships	$233.3	$217.4
Intellectual property	59.2	46.8
Trademarks	74.6	73.2
Other intangibles	10.7	10.4
	377.8	347.8
Accumulated amortization
Customer relationships	(97.1)	(80.2)
Intellectual property	(15.7)	(12.9)
Trademarks	(27.2)	(23.5)
Other intangibles	(8.1)	(7.4)

Other intangible assets, net	$229.7	$223.8

Accumulated other comprehensive loss
Unrealized loss on financial instruments	$(3.1)	$(3.1)
Pension and postretirement benefits	(181.5)	(195.8)
Cumulative translation	142.3	102.4
Total	$(42.3)	$(96.5)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Interest

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Interest expense	$14.2	$12.9	$43.7	$37.5
Interest income	(1.4)	(1.6)	(5.8)	(4.9)

Interest expense, net	$12.8	$11.3	$37.9	$32.6

6.  Financial Instruments

In December 2006, the company issued euro 300 million ($409 million as of September 30, 2007) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. In February 2007, the company designated this debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. The company had previously designated its euro 300 million 5.375% euronotes, which were repaid in February 2007, as a net investment hedge of existing foreign currency exposures. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account. Total transaction losses related to the euronotes charged to shareholders’ equity were $3.3 million, net of tax, and $7.0 million, net of tax, in the third quarter and first nine months of 2007, respectively.

7.  Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$114.0	$110.3	$313.8	$281.4
Foreign currency translation	14.0	1.0	39.9	43.6
Derivative instruments	0.3	2.4	—	(2.8)
Pension and postretirement benefits	2.0	—	14.3	—

Comprehensive income	$130.3	$113.7	$368.0	$322.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Business Acquisitions and Investments

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

In March 2007, the company acquired Green Harbour, a Hong Kong-based provider of pest elimination services in China and Hong Kong. Annual sales are approximately $4 million and became part of the company’s International operations beginning in the second quarter of 2007.

In May 2007, the company acquired Fuma Pest, a New Zealand-based provider of pest elimination services. Annual sales are approximately $2 million and became part of the company’s International operations beginning in the second quarter of 2007.

In June 2007, the company acquired Eagle Environmental Systems, a provider of pest elimination services based in Sydney, Australia. Annual sales are approximately $4 million and became part of the company’s International operations beginning in the third quarter of 2007.

In September 2007, the company made a minority investment in Site Controls, LLC, a leading provider of energy management and business intelligence solutions.

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

Based upon purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net tangible assets acquired (liabilities assumed)	$13.8	$(9.4)	$9.3	$(6.8)
Identifiable intangible assets	3.1	24.5	19.4	24.7
Goodwill	10.4	42.5	23.3	46.5
Purchase price	$27.3	$57.6	$52.0	$64.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Business Acquisitions and Investments (continued)

In August 2007, the company announced it has entered into a definitive agreement and plan of merger with Microtek Medical Holdings, Inc., (Nasdaq:MTMD), an Alpharetta, Georgia-based manufacturer and marketer of infection control products for healthcare and acute care facilities. Microtek’s specialized product lines include infection barrier equipment drapes, patient drapes, fluid control products and operating room cleanup systems. Under the agreement, the company will acquire all of the outstanding shares of Microtek for $6.30 per share in cash. Microtek had 43.5 million shares outstanding at June 30, 2007. The completion of the merger is subject to approval of Microtek’s shareholders at a special meeting to be held November 9, 2007 and other customary closing conditions. Microtek’s 2006 sales were $142 million and will become part of the company’s U.S. Cleaning & Sanitizing and International operations during the fourth quarter of 2007 upon completion of the merger.

In September 2007, subsequent to the company’s fiscal quarter end for International operations, the company completed the sale of Peter Cox Limited, a leading United Kingdom provider of damp proofing, water proofing, timber preservation and wall stabilization for residential, commercial and public properties. The company acquired Peter Cox Limited in connection with Ecolab’s 2002 purchase of the Terminix Pest Control business in the United Kingdom. 2006 revenues for the Peter Cox business were GBP 16 million (approximately $32 million). The company expects to record a gain of approximately $5 million to $6 million, after tax, in the fourth quarter of 2007 from the transaction.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.  Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2007 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2006	$197.1	$50.5	$247.6	$788.3	$1,035.9
Goodwill acquired during quarter	2.2	—	2.2	0.6	2.8
Foreign currency translation	—	—	—	(1.9)	(1.9)
Balance as of March 31, 2007	199.3	50.5	249.8	787.0	1,036.8
Goodwill acquired during quarter	(0.3)	—	(0.3)	10.4	10.1
Goodwill allocated to business dispositions	—	—	—	(0.3)	(0.3)
Foreign currency translation	—	—	—	17.4	17.4
Balance as of June 30, 2007	199.0	50.5	249.5	814.5	1,064.0
Goodwill acquired during quarter	0.7	—	0.7	9.7	10.4
Foreign currency translation	—	—	—	11.9	11.9
Balance as of September 30, 2007	$199.7	$50.5	$250.2	$836.1	$1,086.3

Goodwill acquired in 2007 includes adjustments to prior year acquisitions, including earnout payments.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.  Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2007	2006	2007	2006
	(unaudited)		(unaudited)

Net income	$114.0	$110.3	$313.8	$281.4

Weighted-average common shares outstanding
Basic	245.2	251.6	246.9	252.4
Effect of dilutive stock options and awards	4.5	5.1	4.9	4.8
Diluted	249.7	256.7	251.8	257.2

Net income per common share
Basic	$0.46	$0.44	$1.27	$1.11
Diluted	$0.46	$0.43	$1.25	$1.09

Stock options to purchase approximately 2.8 million shares for the third quarter and nine months ended September 30, 2007, and 0.1 million shares and 3.4 million shares for the third quarter and nine months ended September 30, 2006, respectively, were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 49,341 shares and 39,341 shares for the third quarter and nine months ended September 30, 2007, respectively, and 13,340 shares and 16,383 shares for the third quarter and nine months ended September 30, 2006, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the third quarter are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2007	2006	2007	2006	2007	2006

Service cost	$10.8	$10.2	$5.3	$4.6	$0.7	$0.7
Interest cost on benefit obligation	11.9	10.9	5.6	4.8	2.4	2.2
Expected return on plan assets	(16.4)	(15.5)	(4.0)	(3.3)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.5	0.5	—	0.1	(1.6)	(1.6)
Recognition of net actuarial loss	3.2	4.1	0.8	0.8	1.8	2.1

Total expense	$10.0	$10.2	$7.7	$7.0	$2.7	$2.8

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2007	2006	2007	2006	2007	2006

Service cost	$32.4	$30.6	$15.5	$13.5	$2.1	$2.3
Interest cost on benefit obligation	35.7	32.7	16.5	14.2	7.2	6.7
Expected return on plan assets	(49.2)	(46.5)	(11.8)	(9.8)	(1.8)	(1.8)
Amortization of prior service cost (benefit)	1.5	1.5	—	0.1	(4.8)	(4.8)
Recognition of net actuarial loss	9.6	12.3	2.3	2.4	5.4	6.2

Total expense	$30.0	$30.6	$22.5	$20.4	$8.1	$8.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Pension and Postretirement Plans (continued)

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2007. Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed approximately $5 million and $14 million to its international pension benefit plans during the third quarter and nine months ended September 30, 2007, respectively. The company currently estimates that it will contribute approximately $13 million to the international pension benefit plans during the fourth quarter of 2007.

11.  Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$604.5	$561.7	$1,762.0	$1,619.6
Other Services	119.3	108.3	335.1	306.5
Total	723.8	670.0	2,097.1	1,926.1
International	650.5	612.6	1,857.0	1,737.2
Effect of foreign currency translation	38.9	(3.8)	75.7	(38.5)
Consolidated	$1,413.2	$1,278.8	$4,029.8	$3,624.8

Operating Income
United States
Cleaning & Sanitizing	$111.5	$99.0	$310.5	$264.6
Other Services	12.9	12.5	33.2	31.1
Total	124.4	111.5	343.7	295.7
International	75.6	69.6	180.5	173.5
Corporate	(34.2)	—	(40.7)	—
Effect of foreign currency translation	5.8	0.3	9.5	(3.2)
Consolidated	$171.6	$181.4	$493.0	$466.0

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2007.

Consistent with the company’s internal management reporting, the corporate segment includes a $27.4 million charge recorded in the third quarter of 2007 for an arbitration settlement related to two California class action lawsuits involving wage/hour claims affecting former and current Pest Elimination employees. It also includes investments we are making to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Operating Segments (continued)

Total service revenue for the U.S. Other Services segment was $99.4 million and $276.1 million for the third quarter and nine months ended September 30, 2007, respectively and $89.3 million and $249.4 million for the third quarter and nine months ended September 30, 2006, respectively. Total service revenue for the International segment was $47.3 million and $135.9 million at fixed currency exchange rates for the third quarter and nine months ended September 30, 2007, respectively, and $44.1 million and $131.1 million for the third quarter and nine months ended September 30, 2006, respectively.

12.  Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill must be tested annually for impairment. The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test. No adjustments to the carrying value of goodwill were necessary in 2007 as a result of this testing.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 years and 14 years as of September 30, 2007 and 2006, respectively.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period. Total amortization expense related to other intangible assets during the third quarters ended September 30, 2007 and 2006 was $7.5 million and $5.9 million, respectively. Total amortization expense related to other intangible assets during the nine months ended September 30, 2007 and 2006 was $21.6 million and $17.0 million, respectively. As of September 30, 2007, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2007 (Remainder: three-month period)	$8
2008	30
2009	28
2010	27
2011	26

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. For each tax position the company is required to recognize, in its financial statements, the largest tax benefit that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. The company adopted FIN 48 effective January 1, 2007 with the cumulative effect of initially applying FIN 48 recorded as an increase to opening retained earnings of $5 million. See Note 14 for additional information on this adoption.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement, which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

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

14.  Accounting for Uncertain Tax Positions

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

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2001. During 2004, the Internal Revenue Service (IRS) completed an examination of the company’s U.S. income tax returns for 1999 through 2001. During the second quarter of 2007, the IRS completed an examination of the company’s U.S. income tax returns for 2002 through 2004. It is reasonably possible for specific open positions within these examinations to be settled in the next 12 months. There are also certain foreign audits which may be settled within the same timeframe. The company believes these events could result in a decrease in the company’s gross liability for unrecognized tax benefits of up to $45 million during the next 12 months. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next 12 months could change depending on a variety of factors and result in amounts different from above.

The company recognizes both penalties and interest accrued related to unrecognized tax benefits in the company’s provision for income taxes which is consistent with past practice. As of January 1, 2007, the company had accrued approximately $7 million for the payment of interest and penalties. As of September 30, 2007 the amount accrued has not materially changed.

During 2007, specific tax positions relating to the company’s U.S. income tax returns for 2002 through 2004 were settled and a partial settlement payment was made to the IRS in the third quarter of 2007. The settlement of these tax positions reduced the company’s gross liability for unrecognized tax benefits by $14 million during the first nine months of 2007. These settlements had no impact on income tax expense for the third quarter of 2007 and reduced income tax expense by $5 million for the first nine months of 2007. As of September 30, 2007, the company’s gross liability for unrecognized tax benefits was $94 million and included in that balance are $46 million of tax positions that would not affect the annual effective tax rate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2007, and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2007 and 2006 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of Ecolab’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements (our opinion contained an explanatory paragraph stating Ecolab changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006). In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

October 22, 2007

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition.  The discussion should be read in conjunction with the unaudited consolidated financial information and related notes included in this Form 10-Q. The discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

Overview of the third quarter ended September 30, 2007

Strong U.S., Asia Pacific and Latin America sales led results for the third quarter ended September 30, 2007. Consolidated net sales increased 11% to $1.4 billion and diluted net income per share rose 7% to $0.46 per share. Diluted net income per share for the third quarter of 2007 was negatively impacted by $17.0 million, net of tax, of special charges offset partially by $8.6 million of discrete tax benefits.

Sales Performance

•                  U.S. Cleaning & Sanitizing sales increased 8% to $604 million in the third quarter of 2007, led by double digit growth at Kay and good growth at Institutional and Food & Beverage.

•                  U.S. Other Services sales increased 10% to $119 million, benefiting from good gains by Pest Elimination and double-digit sales growth at GCS.

•                  International sales, when measured in fixed currency rates, rose 6% to $651 million in the third quarter led by double-digit gains in Latin America. When measured at public currency rates, International sales increased 13%.

Financial Performance

•                  Diluted net income per share increased 7% to $0.46 for the third quarter of 2007 from $0.43 in 2006.  Diluted net income per share for the third quarter of 2007 was negatively impacted by $17.0 million, net of tax, of special charges offset partially by $8.6 million of discrete tax benefits.

•                  Currency translation increased net income by approximately $3.5 million for the third quarter.

•                  Our income tax rate was 28.2% for the third quarter of 2007 compared to 35.1% in 2006. Discrete tax benefits decreased our estimated effective income tax rate by 6.2% and by 0.3% in the third quarter of 2007 and 2006, respectively.

•                  We repurchased 0.5 million shares of our common stock during the third quarter and 8.2 million shares in the first nine months of 2007 under our share repurchase program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2007

Consolidated net sales for the third quarter ended September 30, 2007 were $1.4 billion, an increase of 11% compared to last year. For the first nine months of 2007, net sales also increased 11% to $4.0 billion. When measured in fixed currency rates, sales rose 7% and 8% for the third quarter and first nine months of 2007, respectively. The components of the quarter and year to date sales growth are shown below.

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2007	September 30, 2007

Volume growth	5%	5%
Price changes	2	2
Foreign currency exchange	4	3
Acquisitions & divestitures	—	1
Total sales growth	11%	11%

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 51.2% and 51.1% for the third quarter of 2007 and 2006, respectively. The modest improvement in gross margin for the third quarter was driven by pricing and cost savings initiatives, partially offset by higher delivered product costs and business mix in our international operations. For the nine-month periods, the gross profit margin was 51.0% in 2007 and 50.7% in 2006.

Selling, general and administrative expenses were 37.1% of consolidated net sales for the third quarter of 2007 compared to 36.9% in 2006. For the nine-month periods, selling, general and administrative expenses were 38.1% in 2007 and 37.9% in 2006. The increase in the ratio is driven by investments we are making in business systems, new product solutions and business efficiency initiatives which were not fully offset by leverage from our sales growth.

Special charges for the third quarter and nine months ended September 30, 2007 includes a $27.4 million charge recorded in the third quarter for an arbitration settlement related to two California class action lawsuits involving wage/hour claims affecting former and current Pest Elimination employees. Special charges also includes one-time costs of $0.4 million related to establishing our Pan-European headquarters in Zurich, Switzerland.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2007 (continued)

Net income increased 3% to $114 million in the third quarter of 2007. On a per share basis, diluted net income per share increased 7% to $0.46 per share. Net income in the third quarter of 2007 includes $17.0 million, net of tax, of special charges and $8.6 million of discrete tax benefits.  Net income for the first nine months of 2007 increased 12% to $314 million. On a per share basis, diluted net income per share increased 15% to $1.25. Net income in the first nine months of 2007 includes $17.0 million, net of tax, of special charges and $14.0 million of discrete tax benefits.  Currency translation increased net income by $3.5 million and $8.1 million for the third quarter and the first nine months of 2007, respectively.

Sales for each of our reportable segments are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$604.5	$561.7	$1,762.0	$1,619.6
Other Services	119.3	108.3	335.1	306.5
Total	723.8	670.0	2,097.1	1,926.1
International	650.5	612.6	1,857.0	1,737.2
Effect of foreign currency translation	38.9	(3.8)	75.7	(38.5)
Consolidated	$1,413.2	$1,278.8	$4,029.8	$3,624.8

U.S. Cleaning & Sanitizing sales increased 8% in the third quarter and 9% for the first nine months of 2007 led by Institutional, Food & Beverage and Kay gains. Institutional sales grew 7% in the third quarter comparing against a very strong period last year.  Sales growth continued to be good into the various end-market segments including travel, restaurant and healthcare.  Food & Beverage sales increased 8% in the third quarter led by strong performances in the meat & poultry, food and beverage markets.  The acquisition of DuChem in 2006 added approximately 1% to Food & Beverage sales growth.  Kay sales grew 11% in the third quarter led by good ongoing demand from major existing and new accounts and success with new products and programs.

U.S. Other Services sales increased 10% in the third quarter of 2007 and 9% for the first nine months of 2007. Pest Elimination sales continued to show good growth, rising 9% for the third quarter. New account activity was driven by good corporate account gains while non-contract service growth also increased in the quarter. GCS sales increased a strong 12% in the third quarter and 8% for the year to date period, showing continued sales momentum driven by corporate account gains.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2007 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 6% and 7% for the third quarter and first nine months of 2007, respectively. Acquisitions and divestitures did not have a significant impact on third quarter sales growth but had a favorable impact of approximately 1% for the first nine months of 2007. Europe/Middle East/Africa (“EMEA”) sales grew 5% in the third quarter as good sales gains in the U.K. and Turkey and moderate growth in Italy and France were partially offset by weak results in Germany. Asia Pacific sales increased 9% in the third quarter as growth in East Asia, Australia and New Zealand drove results. Acquisitions added 2% to Asia Pacific sales growth for the quarter. Latin America sales continued to be strong, rising 13% in the third quarter. Sales were strong throughout the region, led by growth in Brazil, Mexico and the Caribbean.  Sales in Canada increased 4% in the third quarter, led by Institutional growth which benefited from corporate account gains, new products and excellent account retention.

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2007	2006	2007	2006
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$111.5	$99.0	$310.5	$264.6
Other Services	12.9	12.5	33.2	31.1
Total	124.4	111.5	343.7	295.7
International	75.6	69.6	180.5	173.5
Corporate	(34.2)	—	(40.7)	—
Effect of foreign currency translation	5.8	0.3	9.5	(3.2)
Consolidated	$171.6	$181.4	$493.0	$466.0

U.S. Cleaning & Sanitizing operating income increased 13% and 17% for the third quarter and first nine months of 2007, respectively. Operating income increased due to pricing, higher sales volume and cost efficiencies which offset investments in the business.

U.S. Other Services operating income increased 4% and 7% for the third quarter and first nine months of 2007, respectively. Operating income increased due to pricing and higher sales volume which were partially offset by investments in the business and costs associated with the implementation of a new system in our GCS business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2007 (continued)

International segment operating income increased 9% and 4% for the third quarter and first nine months of 2007, respectively, at fixed currency rates. Operating income increased due to higher sales volume and pricing, partially offset by higher delivered product costs and unfavorable business mix. When measured at public currency rates, operating income increased 16% and 12% for the third quarter and first nine months of 2007, respectively.

Consistent with our internal management reporting, the corporate segment includes a $27.4 million charge recorded in the third quarter of 2007 for an arbitration settlement related to two California class action lawsuits involving wage/hour claims affecting former and current Pest Elimination employees. It also includes investments we are making to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns.

Net interest expense totaled $12.8 million in the third quarter of 2007, compared with $11.3 million in 2006.  Net interest expense was $37.9 million and $32.6 million for the first nine months of 2007 and 2006, respectively. The increase in our net interest expense during 2007 is due to higher debt, primarily to fund share repurchases.

The provision for income taxes for the third quarter of 2007 and 2006 reflected an income tax rate of 28.2% and 35.1%, respectively. The provision for income taxes for the third quarter of 2007 includes discrete tax benefits of $8.6 million primarily from legislated corporate tax rate reductions in the United Kingdom and Germany which reduced our net deferred taxes. The tax rate impact from the arbitration charge also reduced the reported third quarter 2007 tax rate. Tax benefits reduced our effective tax rate by 6.2% and 0.3% for the third quarter of 2007 and 2006, respectively.

The provision for income taxes for the first nine months of 2007 and 2006 reflected an income tax rate of 31.1% and 35.1%, respectively. The provision for income taxes for the first nine months of 2007 includes the $8.6 million of tax benefits from the legislated corporate tax rate reductions and the tax rate impact from the arbitration charge recorded in the third quarter as well as $5.4 million for various audit settlements recorded in the second quarter of 2007. Tax benefits reduced our effective tax rate by 3.3% and 0.5% for the first nine months of 2007 and 2006, respectively.

The decrease in the 2007 rates excluding tax benefits over the 2006 rates excluding tax benefits is due primarily to U.S. tax legislation, international rate reductions and tax planning strategies. We expect the effective income tax rate, excluding discrete tax benefits and other non-recurring items, will approximate 34% to 35% for the full year 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $4.3 billion at September 30, 2007 compared to total assets of $4.4 billion at December 31, 2006. The decrease is primarily due to a decrease in cash and cash equivalents used for the scheduled repayment of our 5.37% euronotes.  This was offset partially by an increase in accounts receivable due to higher sales volume and currency exchange which increased the value of non-U.S. assets on the balance sheet since December 31, 2006.

Total debt was $835 million at September 30, 2007, compared to total debt of $1.1 billion at December 31, 2006. Total debt decreased due to the scheduled repayment of our euro 300 million ($397 million as of December 31, 2006) 5.375% euronotes which became due in the first quarter of 2007, offset partially by an increase in short-term borrowing. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 32.9% at September 30, 2007 compared to 38.8% at December 31, 2006 due to the decrease in total debt discussed above. Management believes this ratio is a significant measure of the company’s financial position. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $544 million for the first nine months of 2007 compared to $404 million in 2006. The increase in operating cash flow is due to increased earnings, reduction of pension contributions and lower tax payments in 2007 compared to 2006.  Operating cash flow for 2006 was reduced by a $45 million voluntary contribution to our U.S. pension plan.  A voluntary contribution to our U.S. pension plan was not made during the first nine months of 2007. Cash used for investing activities increased in 2007 primarily due to increased capital and software investments and timing of short-term investment sales.  Cash used for financing activities increased in 2007 due to long-term debt repayment and a significant increase in share repurchases.

At December 31, 2006, the schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2006 disclosed total notes payable and long-term debt due within one year of $509 million.  As of September 30, 2007, the total notes payable and long-term debt due within one year is $265 million. The decrease from year-end is due to the scheduled repayment of our euronotes, offset partially by additional short-term borrowings used primarily to help fund share repurchases, capital expenditures and acquisitions. As of September 30, 2007, our gross liability for uncertain tax positions under FIN 48 was $94 million (refer to Note 14).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.  No other significant changes to our contractual obligations occurred during the first nine months of 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

In October 2007, we increased our Multicurrency Credit Agreement and U.S. commercial paper program from $450 million to $600 million. In May 2007, we extended the term of our Multicurrency Credit Agreement by one year from June 1, 2011 to June 1, 2012.

In August 2007, we announced we had entered into a definitive agreement and plan of merger with Microtek Medical Holdings, Inc., (Nasdaq:MTMD), an Alpharetta, Georgia-based manufacturer and marketer of infection control products for healthcare and acute care facilities.  Microtek’s specialized product lines include infection barrier equipment drapes, patient drapes, fluid control products and operating room cleanup systems.  Under the agreement, we will acquire all of the outstanding shares of Microtek for $6.30 per share in cash.  Microtek had 43.5 million shares outstanding at June 30, 2007.  The completion of the merger is subject to approval of Microtek’s shareholders at a special meeting to be held November 9, 2007 and other customary closing conditions.  Microtek’s 2006 sales were $142 million and will become part of our U.S. Cleaning & Sanitizing and International operations during the fourth quarter of 2007 upon completion of the merger.

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

New Accounting Pronouncements

See Note 13 of the condensed notes to consolidated financial statements.

Subsequent Event

In September 2007, subsequent to the company’s fiscal quarter end for International operations, we completed the sale of Peter Cox Limited, a leading United Kingdom provider of damp proofing, water proofing, timber preservation and wall stabilization for residential, commercial and public properties.  We acquired Peter Cox Limited in connection with our 2002 purchase of the Terminix Pest Control business in the United Kingdom.  2006 revenues for the Peter Cox business were GBP 16 million (approximately $32 million).  We expect to record a gain of approximately $5 million to $6 million, after tax, in the fourth quarter of 2007 from the transaction.

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

Item 4.  Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning contributions to pension benefit plans, the impact of new accounting pronouncements, gross liability for unrecognized tax benefits, effective tax rate, borrowing capacity, favorable short-term liquidity requirements and the gain from an announced divestiture.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K Annual Report for the year ended December 31, 2006, entitled Risk Factors.  See also Item 1A under Part II of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.                             Legal Proceedings

We are subject to a variety of legal proceedings arising in the ordinary course of our business, including antitrust, patent infringement and wage hour lawsuits which may assert individual or class claims.  As previously disclosed, an arbitration decision was rendered on September 24, 2007 concerning two California class action lawsuits involving wage hour claims affecting former and current employees of Ecolab’s Pest Elimination Division. If upheld, Ecolab will pay approximately $27.4 million plus post-award interest.  We have challenged the arbitrator’s decision.  One other wage hour lawsuit has been certified for class action status.  In the opinion of management, the final outcome with respect of such litigation will not have a material adverse effect on our financial condition, although the final outcome of particular lawsuits could have a material adverse impact on the results of operations for a reporting period.

Item 1A.                     Risk Factors

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

Item 2.                               Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1-31, 2007	510,830	$42.7590	500,700	4,716,600
August 1-31, 2007	7,173	$42.2638	5,000	4,711,600
September 1-30, 2007	3,203	$44.8153	0	4,711,600
Total	521,206	$42.7648	505,700	4,711,600

(1)         In addition to programs under publicly announced plans, column (a) includes 15,506 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5.                                Other Information

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

On October 29, 2007, Ecolab entered into an Increase of Commitments Agreement (the “Increase Agreement”) among Ecolab, Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent.  The Increase Agreement increases Ecolab’s borrowing capacity under its Multicurrency Credit Agreement, dated as of September 29, 1993, and as amended and restated as of June 1, 2006 (the “Credit Agreement”), by the $150,000,000 maximum aggregate increase provided for in the Credit Agreement, resulting in total borrowing capacity under the agreement increasing from $450,000,000 to $600,000,000.  No other terms of the Credit Agreement were amended by the Increase Agreement.

The Credit Agreement was filed as Exhibit (10) to Ecolab’s Form 8-K dated June 1, 2006.  A copy of the Increase Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit (10) and is incorporated herein by reference.

The following disclosure would otherwise be filed on Form 8-K under the heading “Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.”

C. William Snedeker, our Executive Vice President – Global Services Sector, has announced that he will retire from the company at the end of 2007.

Item 6.                                Exhibits

(a) The following documents are filed as exhibits to this report:

(2)                                Merger Agreement, dated August 7, 2007, by and among Ecolab Inc., Magic Acquisition Inc., and Microtek Medical Holdings, Inc.

(10)                          Increase of Commitments Agreement dated as of October 29, 2007 by and among Ecolab Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent.

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

ECOLAB INC.

Date:	November 2, 2007	By:	/s/ Daniel J. Schmechel
Daniel J. Schmechel
Senior Vice President and Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(2)	Merger Agreement, dated August 7, 2007, by and among Ecolab Inc., Magic Acquisition Inc., and Microtek Medical Holdings, Inc.	Incorporated by reference to Exhibit 2.1 of Microtek Medical Holdings, Inc.’s Form 8-K dated August 7, 2007.

(10)

Increase of Commitments Agreement dated as of October 29, 2007 by and among Ecolab Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent.

Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically