Form 10-K
period 2007-12-31
ECOLAB INC
filed 2008-02-25
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 1-9328

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

      Registrant’s telephone number, including area code:  1-800-232-6522

      Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES  ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2007:  $10,446,188,400 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $42.70 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2008: 247,200,121 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2007 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2008 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2007 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

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

During 2007, we continued to make business acquisitions to broaden our product offerings and expand our geographic coverage, consistent with our “Circle the Customer – Circle the Globe” strategy.

In January 2007, we established a direct operation in the United Arab Emirates.  We previously operated in the country through a distributor, and purchased that business to form the new direct operation in the country.  Annual sales are approximately $3 million and became part of our International operations beginning in the first quarter of 2007.

In February 2007, we acquired Apprise Technologies, Inc., a Minnesota-based developer of optical sensor technology solutions.  Annual sales are approximately $1 million and became part of our U.S. Cleaning & Sanitizing operations beginning in the first quarter of 2007.

In March 2007, we acquired Green Harbour, a Hong Kong-based provider of pest elimination services in China and Hong Kong.  Annual sales are approximately $4 million and became part of our International operations beginning in the second quarter of 2007.

In May 2007, we acquired Fuma Pest, a New Zealand-based provider of pest elimination services.  Annual sales are approximately $2 million and became part of our International operations beginning in the second quarter of 2007.

In June 2007, we acquired Eagle Environmental Systems, a provider of pest elimination services based in Sydney, Australia.  Annual sales are approximately $4 million and became part of our International operations beginning in the third quarter of 2007.

In September 2007, we made a minority investment in Site Controls, LLC, a leading provider of energy management and business intelligence solutions.

In November 2007, we acquired Microtek Medical Holdings, Inc., a manufacturer and marketer of infection control products for healthcare and acute care facilities. Microtek’s specialized product lines include infection barrier equipment drapes, patient drapes, fluid control products and operating room cleanup systems.    Microtek’s 2006 sales were approximately $150 million and became part of our U.S. Cleaning & Sanitizing and International operations.

Regarding business dispositions, we completed the sale of Peter Cox Limited, a leading United Kingdom provider of damp proofing, waterproofing, timber preservation and wall stabilization for residential, commercial and public properties, in September 2007. We acquired Peter Cox Limited in connection with our 2002 purchase of the Terminix Pest Control business in the United Kingdom.  2006 revenues for the Peter Cox business were GBP 16 million (approximately $32 million).

Additional details regarding certain of the above transactions are found in Note 5 located on pages 35 and 36 of the Annual Report, and incorporated into Item 8 of this Form 10-K.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 45 and 46 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  Ecolab develops and markets premium products and services for the hospitality, foodservice, healthcare and industrial markets.  We provide cleaning and sanitizing products and programs, as well as pest elimination, maintenance and repair services primarily to hotels and restaurants, healthcare and educational facilities, quick-service (fast-food and other convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors and the vehicle wash industry.  A strong commitment to customer support and sustainable solutions is a distinguishing characteristic of our business.  Additional information on our business philosophy is found below under the heading “Additional Information – Competition” of this Item 1(c).

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

The Institutional Division sells its products and programs primarily through company-employed field sales personnel.  However, to a significant degree, we also utilize independent, third-party foodservice distributors to market and sell our products to smaller accounts or accounts which purchase through food distributors.  We provide the same customer support to accounts supplied by food distributors as to direct customers.

Effective January 1, 2007, we integrated our former Professional Products division into the Institutional Division to deliver a broad range of cleaning and floor care products and programs to customers in hospitality, health care and commercial facilities.  The Institutional sales force, along with a network of independent, third-party distributors serving the commercial janitorial industry, market Professional Products’ proprietary offerings (detergents, general purpose cleaners, carpet care, stone care, furniture polishes, disinfectants, floor care products, hand soaps and odor counteractants).

Kay:  Our Kay Division (which consists of certain wholly-owned subsidiaries of Ecolab Inc.) supplies chemical cleaning and sanitizing products primarily to national and regional quick-service restaurant chains.  Kay’s products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools.  Products are sold under the “Kay” brand or the customer’s private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.  Kay’s customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

Kay employs a direct field sales force which primarily calls upon national and regional quick-service restaurants and franchisees, although the sales are made to distributors who supply the chain or franchisee’s units.

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

In addition, through Kay’s Food Retail business, the Division supplies cleaning and sanitizing products to the food retail (i.e., grocery store) industry.  Food Retail products are sold primarily through distributors and include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products, assorted cleaning tools and floor care products. We provide the same customer support to accounts supplied by distributors as to direct customers.

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

Textile Care: Our Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related programs, to large industrial and commercial laundries.  Typically these customers process a minimum of 1,000,000 pounds of linen each year and include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries.  Products and programs include laundry cleaning and specialty products, related dispensing equipment, plus water and energy management which are marketed primarily through a Company-employed sales force and, to a lesser extent, through independent, third-party distributors. The Division’s programs are designed to meet our customer’s need for exceptional cleaning, while extending the useful life of linen and reducing the customer’s overall operating cost.

Healthcare:  Our Healthcare Division provides infection prevention and healthcare offerings to hospital, acute care and long-term care markets in the United States.  Healthcare’s proprietary infection prevention/healthcare products (skin care, disinfectants and instrument cleaners) are sold primarily under the “Ecolab”, “Huntington” and “Microtek” brand names.

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

Pest Elimination:  Our Pest Elimination Division provides services for the detection, elimination and prevention of pests to restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick-service restaurant and grocery operations and other institutional and commercial customers.  These services are sold and performed by Company-employed sales and service personnel.  In addition, through our EcoSure Food Safety Management business, we provide customized on-site evaluations, training and quality assurance services to foodservice operations.

GCS Service:  GCS Service provides commercial cooking and refrigeration equipment repair and maintenance services for restaurant and other foodservice operations.  Repair services are offered for in-warranty repair, acting as the Manufacturer’s Authorized Service Agent, as well as after warranty repair.  In addition, GCS Service operates as a parts distributor to repair service companies and end users.

International Segment

We conduct business in approximately 70 countries outside of the United States through wholly-owned subsidiaries or, in the case of Israel and Venezuela, through joint ventures with local partners.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

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

Our Pest Elimination business continues to expand its geographic coverage.  Since 2001, we have entered markets in Asia, Western Europe and Latin America, with the largest operations in France and the United Kingdom.

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

Our objective is to achieve a significant presence in each of our business markets.  In general, competition is based on customer support, product performance and price.  We believe we compete principally by providing superior value, premium customer support and differentiated products to help our customer protect its brand reputation.  Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on means to lower operating costs and helping them comply with safety, environmental and sanitation regulations. In addition, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation programs to our customers and to provide that level of customer support to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Sales: Products, systems and services are primarily marketed in domestic and international markets by Company-trained sales personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs.  Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

Number of Employees:  We have approximately 26,050 employees.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick-service chains and franchisees.  Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.  We sell two classes of products which each constitute 10 percent or more of our sales.  Sales of warewashing products in 2007, 2006 and 2005 approximated 22, 21 and 21 percent, respectively, of our consolidated net sales. In addition, through our Institutional and Textile Care businesses, we sell laundry products and provide customer support to a broad range of laundry customers.  Sales of laundry products and services in 2007, 2006 and 2005 approximated 10, 10 and 11 percent, respectively, of our consolidated net sales.

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

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-owned manufacturing facilities.  Some products are also produced for us by third-party contract manufacturers, including Henkel KGaA.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 16 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and public warehouses.  We use common carriers, our own delivery vehicles, and distributors.  Additional information on our plant and distribution facilities is located beginning at page16 of this Form 10-K under the heading “Properties.”

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, phosphates, silicates and salts, and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers.  When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels. Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  Most raw materials, or substitutes for those materials, used by us, with the exception of a few specialized chemicals which we manufacture, are available from several suppliers.

Research and Development:  Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products.  Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology.  Substantially all of our principal products have been developed by our research, development and engineering personnel.  At times, technology has also been licensed from third parties to develop offerings.  Note 13, entitled “Research Expenditures” located on page 41 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses. Among the risks are costs associated with transporting and managing hazardous substances, waste disposal and plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls and reformulations. Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. “Green” chemistry initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts and Vermont. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material negative effect on our consolidated results of operations, financial position or cash flows to date.

Pesticide Legislation:  Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide Fungicide and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain approximately 350 product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that State. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $2,800,000 in 2007 and $3,400,000 in 2006. In Europe, the Biocidal Product Directive (98/8/EC) (“BPD”) established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage requirements associated with the BPD, and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs are not expected to significantly affect our consolidated results of operations, financial position or cash flows.

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

FDA Antimicrobial Product Requirements:  Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals, foods and medical devices. In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food. The FDA also has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994, which may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Europe:  The European Union is developing a new regulatory framework for the Registration, Evaluation and Authorization of Chemicals (REACH). The European Parliament and Council adopted the REACH regulation in December 2006, which became effective in June 2007. It established a new European Chemicals Agency in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. All “new” and “existing” chemicals produced or imported into the European Union in quantities above one ton per year must be registered in a central database. For chemicals deemed to be of most concern, industry must gain specific authorization for particular uses which have been demonstrated to be safe. Other uses would be prohibited. To manage this new program, we are simplifying our product line and working with chemical suppliers to comply with registration requirements. The eventual impact of REACH will also be felt by our competitors. Potential costs to us are not yet fully quantifiable, but are not expected to significantly affect our consolidated results of operations, financial position or cash flows.

In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide, uniform system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized safety labeling and safety warnings. Individual countries and regional organizations either have begun to implement GHS or are considering what portions of it will be adopted and within what timeframe. Most countries in which we operate will adopt GHS-related legislation. The primary cost of compliance will revolve around labeling, and we are working toward a phased-in approach to mitigate risks of GHS implementation. Potential costs to us are not yet fully quantifiable but are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Legislation:  Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental health and safety projects worldwide were approximately $8,100,000 in 2007 and $6,400,000 in 2006. Approximately $7,800,000 has been budgeted globally for projects in 2008.

Climate Change:  Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (GHG) emissions. None of these laws and regulations directly applies to Ecolab at the present time, however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab has joined U.S. EPA’s Climate Leaders program, and as part of that program we have pledged to develop a corporate-wide U.S. GHG emission inventory and work with EPA to set a GHG reduction goal in 2008.

Environmental Remediation and Proceedings:  Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 19 sites in the United States. Additionally, we have similar liability at nine sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation. Pursuant to an Environmental Agreement dated December 7, 2000 with Henkel KGaA, Henkel agreed to indemnify us for certain environmental liabilities associated with the parties’ former joint venture in Europe. We received euro 626,763 (approximately $917,000) from Henkel in 2007 for such environmental liabilities and we recently requested an additional euro 203,890 (approximately $300,000 at December 31, 2007) for new environmental costs.

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

Our worldwide net expenditures for contamination remediation were approximately $1,060,000 in 2007 and $950,000 in 2006. Including the ChemLawn matters described below, our worldwide accruals at December 31, 2007 for probable future remediation expenditures totaled approximately $3,990,000. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial condition or liquidity. In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP. Currently there are five such locations and, at each, ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991. The accrual remaining reflects our best estimate of probable future costs.

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

Name	Age	Office	Positions Held Since Jan. 1, 2003

Douglas M. Baker, Jr.	49	Chairman of the Board, President and Chief Executive Officer	May 2006 – Present

		President and Chief Executive Officer	Jul. 2004 – Apr. 2006

		President and Chief Operating Officer	Jan. 2003 – Jun. 2004

Lawrence T. Bell	59	General Counsel and Secretary	Feb. 2008 – Present

		Senior Vice President, General Counsel and Secretary	Jan. 2003 – Jan. 2008

Steven L. Fritze	53	Chief Financial Officer	Feb. 2008 – Present

		Executive Vice President and Chief Financial Officer	Feb. 2004 – Jan. 2008

		Senior Vice President and Chief Financial Officer	Jan. 2003 – Jan. 2004

Robert K. Gifford	50	Senior Vice President – Global Supply Chain	Oct. 2005 – Present

		Vice President – Supply Chain Management	Sep. 2004 – Sep. 2005 (1)

Thomas W. Handley	53	President – Industrial and Services North America Sector	Dec. 2007 – Present

		Executive Vice President – Industrial Sector	Apr. 2006 – Nov. 2007

		Executive Vice President – Specialty Sector	Jan. 2004 – Mar. 2006

		Senior Vice President – Strategic Planning	Aug. 2003 – Dec. 2003 (2)

Michael A. Hickey	46	Senior Vice President – Global Business Development	Jan. 2006 – Present

		Senior Vice President – Global / Corporate Accounts	Nov. 2005 – Dec. 2005

		Vice President – Global/Corporate Accounts, Institutional Division	Jan. 2003 – Oct. 2005

Phillip J. Mason	57	President – International Sector	Dec. 2007 – Present

Name	Age	Office	Positions Held Since Jan. 1, 2003

Phillip J. Mason (con’t.)		Executive Vice President – Asia Pacific and Latin America	Dec. 2004 – Nov. 2007

		Senior Vice President – Strategic Business Development	May 2004 – Nov. 2004 (3)

Michael L. Meyer	50	Senior Vice President-Human Resources	Feb. 2008 – Present (4)

James A. Miller	51	President – Institutional North America Sector	Dec. 2007 – Present

		Executive Vice President – Institutional Sector North America	Jan. 2004 – Nov. 2007

		Vice President and General Manager – Institutional	Jan. 2003 – Dec. 2003

Susan K. Nestegard	47	Senior Vice President – Research, Development and Engineering and Chief Technical Officer	Dec. 2004 – Present

		Vice President – Research, Development and Engineering and Chief Technical Officer	Mar. 2003 – Nov. 2004 (5)

Daniel J. Schmechel	48	Senior Vice President and Controller	Dec. 2005 – Present

		Vice President and Controller	Jan. 2003 – Nov. 2005

Robert P. Tabb	57	Vice President and Chief Information Officer	Sep. 2003 – Present (6)

James H. White	43	President-EMEA Sector	Dec. 2007 – Present

		Executive Vice President – EMEA	Apr. 2007 – Nov. 2007

		Senior Vice President – Strategy and Marketing Development	May 2006 – Mar. 2007

		Senior Vice President – Strategic Planning	Oct. 2005 – Apr. 2006 (7)

(1)  Prior to joining Ecolab in 2004, Mr. Gifford served as Vice President, World Logistics and Program Manager of Hewlett Packard Corporation for three years. Prior to Hewlett Packard, Mr. Gifford was employed by Compaq and Tandem.

(2)  Prior to joining Ecolab in 2003, Mr. Handley was employed by the Procter & Gamble Company for 22 years in various management, marketing and executive positions including assignments in Japan and Mexico. Mr. Handley’s last position at P&G was Vice President - Feminine Care Strategic Planning.

(3)  Mr. Mason re-joined Ecolab in 2004, where he formerly served 23 years in various management and executive positions, most recently as Vice President – Asia Pacific. Prior to re-joining Ecolab, Mr. Mason was employed by HAVI Group, LP, serving as President, HPR Partners from 1997-2004.

(4)  Prior to joining Ecolab in February 2008, Mr. Meyer was employed for 24 years by Abbott Laboratories, most recently as Vice President Vascular Business Latin America and Canada. Mr. Meyer’s management and executive experience includes 22 years in Human Resources and assignments in Canada and Hong Kong.

(5)  Prior to joining Ecolab in March 2003, Ms. Nestegard was employed by 3M Company for 20 years, most recently as Business Director of Optical Components. Ms. Nestegard’s experience includes product and process development and technical management as Director Engineering Systems Technology Center and as Technical Director of the Electronic Products Division of 3M in Austin, Texas.

(6)  Prior to joining Ecolab in September 2003, Mr. Tabb held various executive positions in the systems technology industry, most recently with Focus IT Group, a consulting firm. From 2000 – 2001 Mr. Tabb served as Vice President, Global Information Technology at Nike, Inc. From 1997 – 2000 Mr. Tabb was employed by CNF Transportation, Inc. as Vice President and Chief Information Officer.

(7)  Prior to joining Ecolab in 2005, Mr. White was employed by International Multifoods, and served as President of its U.S. Consumer Products Division. Mr. White’s employment also includes marketing experience at General Mills, and nine years at the Pillsbury Company in a succession of management positions.

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

We enter into multi-year contracts with customers that can impact our results:  We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have an adverse impact on our margins and operating income.

Consolidation of our customers and vendors can affect our results:  Customers and vendors in the foodservice, hospitality and lodging industry have been consolidating in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and operating income.

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

If we are unsuccessful in executing on business investments, our business could be adversely affected:  We are making investments to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. If the projects in which we are investing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

Our business depends on our ability to comply with governmental regulations:  Our business is subject to numerous regulations relating to the environment and to the manufacture, storage, distribution, sale and use of our products. Compliance with these regulations, as well as changes in tax, fiscal, governmental and other regulatory policies expose us to potential financial liability and increase our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. In addition, changes in accounting standards, including the adoption effective January 1, 2007 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, could increase the volatility of our quarterly tax rate.

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

Defense of litigation, particularly certain types of actions such as antitrust, patent infringement, wage hour and class action lawsuits, can be costly and time consuming even if ultimately successful, and if not successful could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

While we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on our consolidated results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.

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

The following chart profiles our main manufacturing facilities with ongoing production activities. In general, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International” segment. However, certain of the United States facilities do manufacture products for export and which are used by the International segment. The facilities having export involvement are marked with an asterisk (*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

UNITED STATES
Joliet, IL*	610,000	Solids, Liquids, Powders	Owned
South Beloit, IL*	313,000	Equipment	Owned
Garland, TX*	239,000	Solids, Liquids	Owned
Martinsburg, WV	228,000	Liquids	Owned
Hebron, OH	196,000	Liquids	Owned
Greensboro, NC	193,000	Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids	Owned
Eagan, MN*	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN*	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL*	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL*	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX*	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased

INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,300	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,400	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,300	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Valby, DENMARK	70,000	Liquids	Owned
Sao Paulo, BRAZIL	62,325	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,200	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	52,575	Liquids	Leased

Location	Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

Guangzhou, CHINA	50,230	Liquids, Powders	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	26,900	Liquids, Powders	Owned
Dorado, PUERTO RICO	25,000	Liquids, Powders	Leased
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	22,900	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,160	Liquids, Powders	Owned
Racibor, POLAND	20,000	Liquids	Leased
Toulon, FRANCE	20,000	Medical Devices	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	7,600	Liquids, Powders	Owned

We believe our manufacturing facilities are in good condition and are adequate to meet our existing production needs. A new manufacturing facility in Wales, U.K. is nearing completion.

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

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota.  The main 19-story building was constructed to our specifications and is leased through 2013. Thereafter, it is subject to multiple renewals at our option.  The second building is leased through 2011 with additional options available.  The third building is owned.  The corporate headquarters includes an employee training center.  In April 2004, we purchased a 90 acre campus in Eagan, Minnesota to provide for future growth.  The acquired facility houses the research and development and data center requirements as well as several of our administrative functions.  Renovations of the buildings on this property, comprising approximately 500,000 square feet, have been completed and more than 900 associates now work at this site.

Item 3.  Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on page 41 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information:  Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.”  The Common Stock is also traded on an unlisted basis on certain other United States exchanges.  The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2007 and 2006 were as follows:

	2007		2006
Quarter	High	Low	High	Low

First	$45.37	$37.01	$40.50	$33.64

Second	$44.79	$41.12	$41.20	$37.00

Third	$47.59	$39.01	$45.44	$39.57

Fourth	$52.78	$44.82	$46.40	$42.17

The closing Common Stock price on January 31, 2008 was $48.14.

Holders:  On January 31, 2008, we had 5,167 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 71 consecutive years.  Quarterly cash dividends of $0.10 per share were declared in February, May and August 2006.  Cash dividends of $0.115 per share were declared in December 2006, and February, May and August 2007. A dividend of $0.13 per share was declared in December 2007.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2007	9,209	$46.8075	0	4,711,600
November 1-30, 2007	12,318	$46.5698	0	4,711,600
December 1-31, 2007	114,547	$51.3961	0	4,711,600
Total	136,074	$50.6487	0	4,711,600

(1)               Represents 136,074 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 50 and 51 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The material appearing under the heading entitled “Financial Discussion,” located on pages 19 through 27 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on page 27 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 28 through 51 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures:  As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board,  President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 5.02(e) – Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.”

In the paragraphs below describing certain of our executive compensation plans and programs, the “Named Executive Officers or NEOs” refer to our Principal Executive Officer and Principal Financial Officer during 2007 and the next three most-highly compensated executive officers who were serving in those capacities at December 31, 2007, and the “Committee” refers to the Compensation Committee of the Board of Directors.

General:  The components of the overall compensation program for the Company’s executive officers include base salary, long-term incentives in the form of annual stock option awards, cash-based annual bonus incentives, participation in deferred compensation and retirement plans, and certain perquisites.  Information regarding the compensation awarded to the NEOs in respect of and during the year ended December 31, 2007 will be provided in the definitive proxy statement for the Company’s 2008 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission on or around March 19, 2008.

Base Salary:  For the 2008 fiscal year, base salaries for the NEOs, other than the CEO, are scheduled to increase on an annualized basis by an average of 6.2%.  The salary of the CEO has been established at $1,000,000, representing an increase of $100,000 over 2007. The base salaries established for the 2008 fiscal year for the NEOs are included as a part of the Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites filed as Exhibit (10)S to this Form 10-K and incorporated by reference herein.

Establishment of 2008 Non-Equity Incentive Plan Compensation Criteria:  The Company maintains annual cash incentive programs for executives referred to as the Management Incentive Plan or MIP and Management Performance Incentive Plan or MPIP. The Company’s stockholders approved the current version of the MPIP in 2004, an annual incentive plan under which awards should qualify as performance based under Internal Revenue Code Section 162(m). On February 20, 2008, as required under the terms of the MPIP, the Committee selected the CEO and CFO and the three other NEOs to participate in the MPIP for 2008, established the 2008 performance goal based upon the performance criteria of diluted earnings per share (“EPS”), set an EPS performance target of a designated earnings per share, and a designated cash award of 300% of the base salary of each such officer for 2008 to the extent the goal is achieved. The award is subject to and interpreted in accordance with the terms and conditions of the MPIP and no amount will be paid under the MPIP unless and until the Committee has determined the extent to which the performance goal has been met and the corresponding amount of the award earned by the participant.  The MPIP permits the Committee to exercise downward discretion so as to pay an amount which is less than the amount of the award earned by the participant.  In applying this downward discretion, the Committee considers underlying operable metrics communicated to the participant, which are described as a part of the Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites filed as Exhibit (10)S to this Form 10-K and incorporated by reference herein.  One other NEO will participate in the MIP in 2008 and the operating metrics with respect to such NEOs’ participation are similarly included as a part of Exhibit (10)S.

The following disclosures would otherwise be filed on Form 8-K under the heading “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.”

On February 22, 2008, Ecolab’s Board of Directors approved the following amendments to the Company’s By-Laws:  (1) Article IV, Section 1 was amended to reflect that the Board may elect one or more Sector Presidents; (2) Article VII, Section 1 was amended to include the position of Sector Presidents and General Counsel among the officers entitled to sign contracts and other instruments; and (3) Article VI, Section 1 and Section 2 were amended to allow stock to be issued in book-entry form without a physical stock certificate.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal to Elect Directors” located in the Proxy Statement.  Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement.  Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement.  Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Company” in Part I on pages 11 through 14 of this Form 10-K, and is incorporated herein by reference.

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

A total of 622,677 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K.  This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2007, which are actually issued and outstanding.

Equity Compensation Plan Information:  The following table presents, as of December 31, 2007, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,614,343	(1)(2)	$33.57	(2)	9,110,758	(3)
Equity compensation plans not approved by security holders	-0-		—		-0-
Total	20,614,343	(1)(2)	$33.57	(2)	9,110,758	(3)

(1)

Includes 125,534 Common Stock equivalents under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan. These Common Stock equivalents represent deferred compensation earned by non-employee directors and are excluded from the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)

Includes 4,392 shares of our Common Stock subject to stock options with a weighted-average exercise price of $26.97, which we assumed in connection with our acquisition of Alcide Corporation effective July 30, 2004. These assumed options are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the NYSE dated August 18, 2004. The respective Alcide plans were amended to prohibit future grants.

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

Item 14.  Principal Accountant Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2007, 2006 and 2005, Annual Report page 28.

	(ii)	Consolidated Balance Sheet at December 31, 2007 and 2006, Annual Report page 29.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2007, 2006 and 2005, Annual Report page 30.

	(iv)	Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005, Annual Report page 31.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 32 through 47.

	(vi)	Report of Independent Registered Public Accounting Firm, Annual Report page 49.

(b)(2)

All financial statement schedules are omitted because they are not applicable or, the required information is shown in the consolidated financial statements or the accompanying notes to the consolidated financial statements.  All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

The following documents are filed as exhibits to this Report.  We will, upon request and payment of a fee not exceeding the rate at which copies are available from the Securities and Exchange Commission, furnish copies of any of the following exhibits to stockholders.

(3) A.

Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006 – Incorporated by reference to Exhibit (3)A of our Form 10-K Annual Report for the year ended December 31, 2005.

B.

Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006 – Incorporated by reference to Exhibit (3)C of our Form 10-K Annual Report for the year ended December 31, 2005.

	C.	By-Laws, as amended through February 22, 2008.

	(4) A.	Common Stock – see Exhibits (3)A and (3)C.

		B.	Form of Common Stock Certificate effective February 28, 2007 – Incorporated by reference to Exhibit (4)B of our Form 10-K Annual Report for the year ended December 31, 2006.

C.

Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A – Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B – Form of Rights Certificate – Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

		D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001 – Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.

E.

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J. P. Morgan Trust Company, National Association and Bank One, NA) as Trustee – Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

		F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 – Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

		G.	Form of 6.875% Note due February 2, 2011 – Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

H.

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee – Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated February 8, 2008.

		I.	Form of 4.875% Note due February 15, 2015 – Included in Exhibit (4)H above.

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

(ii)

Extension Confirmation Notice, dated May 14, 2007, under the Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006 – Incorporated by reference to Exhibit (10) of our Form 8-K dated May 14, 2007.

(iii)

Increase of Commitments Agreement dated as of October 29, 2007 by and among Ecolab Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent – Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2007.

B.	Documents comprising global Commercial Paper Programs

	(i)	U.S. $200,000,000 Euro-Commercial Paper Programme

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers) – Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

(b)

Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent – Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

(c)

Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH – Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

(d) Deed of Guarantee made on 2 December 2005 – Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program.  Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc – Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)

Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent – Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 – Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000 – Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)

Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002 – Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	1995 Non-Employee Director Stock Option Plan – Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

(ii)

Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000 – Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 1999.

(iii)

Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001 – Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

E.	(i)

Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004 – Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

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

Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 – Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan – Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

(iii)

Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 – Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005 – Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

I.

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 – Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10)N hereof.

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

L.	(i)	Ecolab Mirror Savings Plan, as amended and restated effective as of March 1, 2002 – Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2002.

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

Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2003 – Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended June 30, 2003.  See also Exhibit (10)N hereof.

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

P.

Ecolab Inc. Change in Control Severance Compensation Policy, effective February 22, 2002 – Incorporated by reference to Exhibit (10)R of our Form 10-K Annual Report for the year ended December 31, 2001.

	Q.	(i)

Master Agreement, dated as of December 7, 2000, between Ecolab Inc. and Henkel KGaA – Incorporated by reference to Exhibit 18 of HC Investments, Inc.’s and Henkel KGaA’s Amendment No. 5 to Schedule 13D dated December 14, 2000.

(ii)

Amendment No. 1 to the Master Agreement, dated December 7, 2000, between Ecolab Inc. and Henkel KGaA – Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2001.

(iii) Intellectual Property Agreement dated November 30, 2001, between Ecolab and Henkel KGaA – Incorporated by reference to Exhibit (10) of our Form 8-K dated November 30, 2001.

	R.	(i) Ecolab Inc. 2002 Stock Incentive Plan – Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

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

	S.	2008 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.

	T.	Non-Employee Director Compensation and Benefits Summary.

	U.	(i) Ecolab Inc. 2005 Stock Incentive Plan – Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

(ii) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan – Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(iii)

Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan – Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

(13)		Those portions of our Annual Report to Stockholders for the year ended December 31, 2007 which are incorporated by reference into Parts I and II hereof.

(21)		List of Subsidiaries as of February 15, 2008.

(23)		Consent of Independent Registered Public Accounting Firm at page 32 hereof is filed as a part hereof.

(24)		Powers of Attorney.

(31)		Rule 13a-14(a) Certifications.

(32)		Section 1350 Certifications.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)C.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)D.	1995 Non-Employee Director Stock Option Plan.

(10)E.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G.	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Benefit Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)S.	2008 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.

(10)T.	Non-Employee Director Compensation and Benefits Summary.

(10)U.	Ecolab Inc. 2005 Stock Incentive Plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2008.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 25th day of February 2008.

/s/Douglas M. Baker, Jr.	Chairman of the Board, President
Douglas M. Baker, Jr.	and Chief Executive Officer (Principal Executive Officer and Director)

/s/Steven L. Fritze	Chief Financial Officer
Steven L. Fritze	(Principal Financial Officer)

/s/Daniel J. Schmechel	Senior Vice President and Controller
Daniel J. Schmechel	(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for: Les S. Biller, Richard U. De Schutter, Stefan Hamelmann, Jerry A. Grundhofer, Joel W. Johnson, Jerry W. Levin, Robert L. Lumpkins, Beth M. Pritchard, Kasper Rorsted, Hans Van Bylen and John J. Zillmer

Director not signing: Barbara J. Beck

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-60010; 2-74944; 33-1664; 33-41828; 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-26241; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 33-65364; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; and 333-147148) and Form S-3 (Registration No. 333-147052) of Ecolab Inc. of our report dated February 22, 2008 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 25, 2008

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.

Document

Method of Filing

(3)	A.	Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Incorporated by reference to Exhibit (3)A of our Form 10-K Annual Report for the year ended December 31, 2005.

	B.	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Incorporated by reference to Exhibit (3)C of our Form 10-K Annual Report for the year ended December 31, 2005.

	C.	By-Laws, as amended through February 22, 2008.	Filed herewith electronically.

(4)	A.	Common Stock.	See Exhibits (3)A and (3)C.

	B.	Form of Common Stock Certificate effective February 28, 2007.	Incorporated by reference to Exhibit (4)B of our Form 10-K Annual Report for the year ended December 31, 2006.

C.

Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A — Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B — Form of Rights Certificate.

Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

	D.	Second Amended and Restated Stockholder’s Agreement between Henkel KGaA and Ecolab Inc., dated November 30, 2001.	Incorporated by reference to Exhibit (4) of our Form 8-K dated November 30, 2001.

	E.	Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and The Bank of New York Trust Company, N.A.	Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	F.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	G.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(c) of our Form 8-K dated January 23, 2001.

Exhibits - 1

Exhibit No.

Document

Method of Filing

	H.		Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated February 8, 2008.

	I.		Form 4.875% Note due February 15, 2015.	Included in Exhibit (4)H above.

(10)	A.	(i)

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

Incorporated by reference to Exhibit (10) of our Form 8-K dated June 1, 2006.

		(ii)	Extension Confirmation Notice, dated May 14, 2007, under the Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 14, 2007.

(iii)

Increase of Commitments Agreement dated as of October 29, 2007 by and among Ecolab Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent.

Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2007.

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

Exhibits - 2

Exhibit No.

Document

Method of Filing

		(c) Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

		(d) Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program.

		(a) Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc. and Banc One Capital Markets, Inc.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

Exhibits - 3

Exhibit No.

Document

Method of Filing

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

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

F.		Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

Exhibits - 4

Exhibit No.

Document

Method of Filing

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

Exhibits - 5

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

Exhibits - 6

Exhibit No.

Document

Method of Filing

	S.		2008 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.	Filed herewith electronically.

	T.		Non-Employee Director Compensation and Benefits Summary.	Filed herewith electronically.

	U.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

		(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

		(iii)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2007 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically

(21)			List of Subsidiaries as of February 15, 2008.	Filed herewith electronically

(23)			Consent of Independent Registered Public Accounting Firm at page 32 hereof is filed as a part hereof.	See page 32 hereof.

(24)			Powers of Attorney.	Filed herewith electronically.

(31)			Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)			Section 1350 Certifications.	Filed herewith electronically

Exhibits - 7