Form 10-Q
period 2008-03-31
ECOLAB INC
filed 2008-05-02
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2008.

247,155,483 shares of common stock, par value $1.00 per share.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION
Item 1. Financial Statements.
	•	Consolidated Statement of Income
	•	Consolidated Balance Sheet
	•	Consolidated Statement of Cash Flows
	•	Condensed Notes to Consolidated Financial Statements
		1.	Consolidated Financial Information
		2.	Special Gains and Charges
		3.	Share-Based Compensation
		4.	Selected Balance Sheet Information
		5.	Interest
		6.	Financial Instruments
		7.	Comprehensive Income
		8.	Business Acquisitions and Investments
		9.	Net Income Per Common Share
		10.	Pension and Postretirement Plans
		11.	Operating Segments
		12.	Goodwill and Other Intangible Assets
		13.	New Accounting Pronouncements
		14.	Accounting for Uncertain Tax Positions

Report of Independent Registered Public Accounting Firm

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
	•	Overview
	•	Results of Operations
	•	Financial Position and Liquidity
	•	New Accounting Pronouncements

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II	OTHER INFORMATION
Item 1. Legal Proceedings

Item 1A. Risk Factors

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

ECOLAB INC.
CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended March 31
(millions, except per share)	2008	2007
	(unaudited)
Net sales	$1,457.9	$1,254.2

Cost of sales	738.3	615.7

Selling, general and administrative expenses	557.2	490.1

Special gains and charges	1.9	—

Operating income	160.5	148.4

Interest expense, net	14.8	11.7

Income before income taxes	145.7	136.7

Provision for income taxes	42.8	47.2

Net income	$102.9	$89.5

Net income per common share
Basic	$0.42	$0.36
Diluted	$0.41	$0.35

Dividends declared per common share	$0.1300	$0.1150

Weighted-average common shares outstanding
Basic	247.0	249.7
Diluted	251.5	254.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED BALANCE SHEET

(millions)	March 31 2008	December 31 2007
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$219.5	$137.4

Accounts receivable (net of allowance of $43.5 at March 31, 2008 and $42.7 at December 31, 2007)	1,026.2	974.0

Inventories	475.7	450.8

Deferred income taxes	80.8	89.4

Other current assets	88.8	65.7

Total current assets	1,891.0	1,717.3

Property, plant and equipment, net	1,131.8	1,083.4

Goodwill	1,422.4	1,279.2

Other intangible assets, net	385.2	328.9

Other assets	403.9	314.0

Total assets	$5,234.3	$4,722.8

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.
CONSOLIDATED BALANCE SHEET (Continued)

(millions, except per share)	March 31 2008	December 31 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$444.0	$403.5

Accounts payable	387.4	343.7

Compensation and benefits	228.0	280.2

Income taxes	46.1	27.7

Other current liabilities	498.7	463.2

Total current liabilities	1,604.2	1,518.3

Long-term debt	864.9	599.9

Postretirement health care and pension benefits	430.2	418.5

Other liabilities	275.6	250.4

Shareholders’ equity (a)
Common stock	327.1	326.5
Additional paid-in capital	1,041.3	1,015.2
Retained earnings	2,369.2	2,298.4
Accumulated other comprehensive income	107.8	63.1
Treasury stock	(1,786.0)	(1,767.5)
Total shareholders’ equity	2,059.4	1,935.7

Total liabilities and shareholders’ equity	$5,234.3	$4,722.8

(a)                      Common stock, 400 million shares authorized, $1.00 par value per share, 247.1 million shares outstanding at March 31, 2008, 246.8 million shares outstanding at December 31, 2007.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
OPERATING ACTIVITIES

Net income	$102.9	$89.5

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84.9	70.2
Deferred income taxes	(5.5)	3.7
Share-based compensation expense	7.7	7.6
Excess tax benefits from share-based payment arrangements	(3.6)	(4.1)
Other, net	1.6	0.2
Changes in operating assets and liabilities:
Accounts receivable	(29.9)	(19.4)
Inventories	(15.4)	(2.7)
Other assets	(39.8)	(6.2)
Accounts payable	27.1	(20.1)
Other liabilities	7.0	(32.7)

Cash provided by operating activities	$137.0	$86.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(75.5)	$(62.3)
Capitalized software expenditures	(16.7)	(7.2)
Property disposals	0.7	3.0
Businesses acquired and investments in affiliates, net of cash acquired	(199.3)	(10.6)
Sale of businesses and assets	2.2	—
Deposit into indemnification escrow	(21.0)	—

Cash used for investing activities	(309.6)	(77.1)

FINANCING ACTIVITIES

Net issuances of notes payable	36.8	123.9
Long-term debt borrowings	248.0	—
Long-term debt repayments	(0.7)	(391.3)
Reacquired shares	(18.6)	(172.9)
Cash dividends on common stock	(32.0)	(28.9)
Exercise of employee stock options	15.8	26.4
Excess tax benefits from share-based payment arrangements	3.6	4.1
Other, net	(0.4)	(0.1)

Cash provided by (used for) financing activities	252.5	(438.8)

Effect of exchange rate changes on cash	2.2	0.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82.1	(429.8)

Cash and cash equivalents, beginning of period	137.4	484.0

Cash and cash equivalents, end of period	$219.5	$54.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2008 and 2007, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2008 and 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated April 24, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.             Special Gains and Charges

Special gains and charges include a net charge of $1.9 million for the first quarter of 2008.  It includes non-recurring costs to optimize the company’s business structure including the establishment of a European headquarters in Zurich, Switzerland. These costs were partially offset by a $1.7 million gain related to the sale of a business in the U.K.  For segment reporting purposes, these items have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

3.             Share-Based Compensation

Statement of Financial Accounting Standards (SFAS) No.123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) requires the company to measure compensation expense for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest. Total compensation expense related to share-based compensation plans was $7.7 million ($5.0 million net of tax benefit) and $7.6 million ($4.8 million net of tax benefit) for the first quarter of 2008 and 2007, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.             Selected Balance Sheet Information

(millions)	March 31 2008	December 31 2007
	(unaudited)
Inventories
Finished goods	$255.1	$241.9
Raw materials and parts	237.6	224.9
Excess of FIFO cost over LIFO cost	(17.0)	(16.0)
Total	$475.7	$450.8

Other intangible assets, gross
Customer relationships	$309.6	$291.6
Intellectual property	79.5	52.2
Trademarks	115.3	102.5
Other intangibles	56.0	45.8
	560.4	492.1
Accumulated amortization
Customer relationships	(121.4)	(108.5)
Intellectual property	(19.9)	(20.0)
Trademarks	(27.2)	(29.1)
Other intangibles	(6.7)	(5.6)

Other intangible assets, net	$385.2	$328.9

Accumulated other comprehensive income
Unrealized loss on financial instruments	$(5.1)	$(5.4)
Pension and postretirement benefits	(162.7)	(162.7)
Cumulative translation	275.6	231.2
Total	$107.8	$63.1

5.             Interest

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
Interest expense	$17.3	$15.2
Interest income	(2.5)	(3.5)
Interest expense, net	$14.8	$11.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.             Financial Instruments

In December 2006, the company issued euro 300 million ($455 million as of March 31, 2008) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. The company designated this debt as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  The company recorded a transaction loss related to the euronotes charged to shareholders’ equity of $10.2 million, net of tax, and a transaction gain of $0.4 million, net of tax, for the first quarter of 2008 and 2007, respectively.

7.             Comprehensive Income

Comprehensive income was as follows:

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
Net income	$102.9	$89.5
Foreign currency translation	42.9	(3.5)
Derivative instruments	0.3	0.5
Pension and postretirement benefits	1.5	10.7
Comprehensive income	$147.6	$97.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.             Business Acquisitions and Investments

In December 2007, subsequent to the company’s year end for International operations, the company purchased the Irish dairy hygiene business from Novartis Animal Health Ireland Ltd. The business, which has annual sales of approximately $3 million, became part of the company’s International operations during the first quarter of 2008.

In February 2008, the company acquired Ecovation, Inc., a Rochester, N.Y. area-based provider of renewable energy solutions and effluent management systems primarily for the food and beverage manufacturing industry in the U.S., including dairy, beverage, and meat and poultry producers. Ecovation is growing rapidly; 2007 sales were approximately $50 million, having grown tenfold since 2005.  The total purchase price was approximately $210 million, of which $21 million remains payable and was placed in escrow for indemnification purposes.  Ecovation became part of the company’s U.S. Cleaning & Sanitizing operations during the first quarter of 2008.

Acquisitions in 2008 and 2007 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented.  The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon preliminary purchase price allocations the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)

Net tangible assets acquired (liabilities assumed)	$22.5	$(4.2)
Cash held in escrow for indemnification	21.0	—
Identifiable intangible assets	65.8	12.0
Goodwill	111.0	2.8
Total aggregate purchase price	220.3	10.6
Liability for indemnification	(21.0)	—
Net cash paid for acquisitions	$199.3	$10.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.             Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter ended March 31, 2008 were as follows:

	United States
(unaudited) (millions)	Cleaning & Sanitizing	Other Services	Total	International	Consolidated
Balance as of December 31, 2007	$318.7	$50.5	$369.2	$910.0	$1,279.2

Goodwill acquired during quarter	111.0	—	111.0	—	111.0

Goodwill allocated to business dispositions	—	—	—	(0.4)	(0.4)

Foreign currency translation	—	—	—	32.6	32.6

Balance as of March 31, 2008	$429.7	$50.5	$480.2	$942.2	$1,422.4

Goodwill acquired in 2008 includes immaterial adjustments to prior year acquisitions.

9.             Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended March 31
(millions, except per share)	2008	2007
	(unaudited)

Net income	$102.9	$89.5

Weighted-average common shares outstanding
Basic	247.0	249.7
Effect of diluted stock options and awards	4.5	4.8
Diluted	251.5	254.5
Net income per common share
Basic	$0.42	$0.36
Diluted	$0.41	$0.35

Stock options to purchase approximately 5.3 million shares and 2.6 million shares for the first quarter ended March 31, 2008 and 2007, respectively, were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.             Net Income Per Common Share (continued)

Restricted stock awards of 84,845 shares and 28,693 shares for the first quarter ended March 31, 2008 and 2007, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

10.           Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the first quarter are as follows:

(unaudited)	U.S. Pension Benefits (qualified and non- qualified plans)		International Pension Benefits		U.S. Postretirement Health Care Benefits
(millions)	2008	2007	2008	2007	2008	2007
Service cost	$11.2	$10.8	$4.9	$5.0	$0.6	$0.7
Interest cost on benefit obligation	13.0	11.9	6.6	5.4	2.4	2.4
Expected return on plan assets	(17.6)	(16.4)	(4.8)	(3.9)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.3	0.5	—	—	(1.6)	(1.6)
Recognition of net actuarial loss	2.2	3.2	0.3	0.8	1.1	1.8

Total expense	$9.1	$10.0	$7.0	$7.3	$1.9	$2.7

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2008 based on plan asset values as of March 31, 2008.  Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed approximately $6 million to its international pension benefit plans during the first quarter of 2008. The company currently estimates that it will contribute approximately $20 million to the international pension benefit plans during the remainder of 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$653.4	$568.2
Other Services	110.4	102.1
Total	763.8	670.3
International	683.4	634.8
Effect of foreign currency translation	10.7	(50.9)
Consolidated	$1,457.9	$1,254.2

Operating Income
United States
Cleaning & Sanitizing	$105.5	$99.2
Other Services	7.0	9.3
Total	112.5	108.5
International	53.9	47.8
Corporate	(6.8)	(2.2)
Effect of foreign currency translation	0.9	(5.7)
Consolidated	$160.5	$148.4

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2008.

Consistent with the company’s internal management reporting, the corporate segment includes special gains and charges reported on the Consolidated Statement of Income.  The corporate segment also includes investments in the development of business systems and other corporate investments the company is making as part of ongoing efforts to improve efficiency and returns. The company began reporting these items in the corporate segment in the second quarter of 2007.  First quarter 2007 corporate segment includes items which were previously reported in the International segment but have been reclassified to the corporate segment to provide accurate year over year comparison, consistent with internal management reporting.

Total service revenue for the U.S. Other Services segment was $90.4 million and $82.4 million for the first quarter ended March 31, 2008 and 2007, respectively.  Total service revenue for the International segment was $44.7 million and $42.7 million at public currency rates for the first quarter ended March 31, 2008 and 2007, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.           Goodwill and Other Intangible Assets

Under SFAS 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test.  No adjustments to the carrying value of goodwill were necessary during the first quarter of 2008.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 13 years as of March 31, 2008 and 2007.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarter ended March 31, 2008 and 2007 was $14.8 million and $7.0 million, respectively. As of March 31, 2008, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2008 (Remainder: nine-month period)	$32
2009	44
2010	43
2011	41
2012	40

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.           New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Additionally, in February 2008, the FASB announced it will defer for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also amended SFAS 157 to add a scope for exception for leasing transactions subject to SFAS 13 Accounting for Leases from its application. The company adopted SFAS 157 effective January 1, 2008. The adoption did not have a material impact on the company’s consolidated results of operations and financial condition.  The company’s financial assets as of March 31, 2008 include foreign exchange contracts with fair market value of approximately $1 million, which are valued using foreign currency exchange rates as of the balance sheet date (level 2 — significant other observable inputs). In addition, the company has concluded that it does not have material amounts of assets and liabilities measured using the company’s own assumptions of fair market value (level 3 — unobservable inputs).

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The company adopted SFAS 159 effective January 1, 2008. The adoption did not have a material impact on the company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the company in the first quarter of 2009. The company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated results of operations and financial condition including the impact on future acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.           New Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the company in the first quarter of 2009.  The company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133 (“SFAS 161”).  SFAS 161 requires companies to provide greater transparency through disclosures about how and why the company uses derivative instruments.  This includes how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, the level of derivative activity entered into by the company and how derivative instruments and related hedged items affect the company’s financial position, results of operations, and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The company is currently evaluating the impact of the adoption of SFAS 161 on its consolidated financial statement disclosures.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.           Accounting for Uncertain Tax Positions

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) has completed examinations of the company’s U.S. income tax returns for the years 1999 through 2004. It is reasonably possible for specific open positions within these examinations to be settled in the next 12 months. The IRS is currently examining the 2005 and 2006 tax years and is expected to complete its field examination in 2009. The company believes these events could result in a decrease in the company’s gross liability for unrecognized tax benefits of up to $43 million during the next 12 months. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next 12 months could change depending on a variety of factors and result in amounts different from above.

During the first quarter of 2008, the company recognized a discrete $5.2 million reduction in income tax expense resulting from a new tax treaty between the U.S. and Germany that went into effect after ratification by the U.S. Senate.  The treaty provides for binding arbitration in disputes on the treatment of transactions impacting the two countries.  As a result of the treaty ratification, the company has greater assurance of favorable resolution on potential disputes between these two countries.

As of March 31, 2008, the company’s gross liability for unrecognized tax benefits was $104 million compared to $99 million as of December 31, 2007.  Included in the March 31, 2008 balance are $50 million of tax positions that would affect the annual effective tax rate if such benefits were recognized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2008 and the related consolidated statements of income for each of the three-month periods ended March 31, 2008 and 2007 and the consolidated statement of cash flows for the three-month periods ended March 31, 2008 and 2007.  These interim financial statements are the responsibility of Ecolab’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

April 24, 2008

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

Overview of the first quarter ended March 31, 2008

Strong growth from our Latin America and Asia Pacific operations along with solid gains from our U.S. business led results for the first quarter of 2008. Consolidated net sales increased 16% to $1.5 billion including 5% growth due to acquisitions. Net income increased 15% to $103 million and diluted net income per share rose 17% to $0.41 per share. Results for the first quarter of 2008 benefited from discrete tax benefits, offset partially by special gains and charges. These items increased reported 2008 first quarter diluted net income per share by $0.02.

Sales Performance

•                                          U.S. Cleaning & Sanitizing sales increased 15% to $653 million. Excluding acquisitions, sales rose 5% with good growth from Institutional, Food & Beverage and Healthcare.

•                                          U.S. Other Services sales increased 8% to $110 million, benefiting from good gains by both Pest Elimination and GCS.

•                                          International sales, when measured in fixed currency rates, rose 8% to $683 million in the first quarter. Latin America and Asia Pacific reported strong sales increases.  Europe/Middle East/Africa (“EMEA”) recorded moderate sales growth.  When measured at public currency rates, International sales increased 19%.

Financial Performance

•                                          Operating income increased 8% in the first quarter of 2008 compared to the first quarter of 2007.  Special gains and charges had a 1% negative impact.

•                                          Net income increased 15% in the first quarter of 2008 compared to the first quarter of 2007.  Discrete tax benefits and special gains and charges had a 4% favorable impact.

•                                          Diluted net income per share increased 17% to $0.41 for the first quarter of 2008, including $0.02 benefit from discrete tax benefits and special gains and charges.

•                                          Our income tax rate was 29.4% for the first quarter of 2008 compared to 34.5% for the first quarter of 2007. Discrete tax benefits decreased our effective income tax rate by 3.4% for the first quarter of 2008.

•                                          We repurchased 0.4 million shares of our common stock during the first quarter of 2008 under our share repurchase program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2008

Consolidated net sales for the first quarter ended March 31, 2008 were $1.5 billion, an increase of 16% compared to last year. When measured in fixed currency rates, sales rose 11%. The components of the quarter to date sales growth are shown below.

First Quarter Ended
(percent)	March 31, 2008
Volume growth	4%
Price changes	2
Foreign currency exchange	5
Acquisitions & divestitures	5
Total sales growth	16%

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 49.4% and 50.9% for the first quarter of 2008 and 2007, respectively. Our gross profit margin declined 1.1 percentage points due to the negative impact of the recent Microtek and Ecovation acquisitions which, by their business model, operate at lower gross profit margins than our historical business. Our gross profit margin was also negatively impacted by higher delivered product costs and an unfavorable business mix, which more than offset sales leverage, pricing and cost savings initiatives.

Selling, general and administrative expenses were 38.2% of consolidated net sales for the first quarter of 2008 compared to 39.1% in 2007. The decrease in the ratio reflected leverage from our sales growth and the impact of Microtek and Ecovation acquisitions, which operate at lower ratios, that more than offset investments in business systems and efficiency, R&D and information technology.

Special gains and charges includes a net charge of $1.9 million for the first quarter of 2008.  It includes non-recurring costs to optimize our business structure including the establishment of a European headquarters in Zurich, Switzerland.  These costs were partially offset by a $1.7 million gain related to the sale of a business in the U.K.

Net income increased 15% to $103 million in the first quarter of 2008. On a per share basis, diluted net income per share increased 17% to $0.41 per share compared to $0.35 per share in 2007. Net income in the first quarter of 2008 includes $1.1 million, net of tax, of special gains and charges and $4.8 million of net discrete tax benefits. These items increased diluted net income per share in the first quarter of 2008 by $0.02. Currency translation favorably impacted net income by $3.9 million and net income also benefited from a lower overall tax rate in 2008. First quarter 2008 results included approximately $0.01 per share of dilution from acquisitions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2008 (continued)

Sales for each of our reportable segments are as follows:

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$653.4	$568.2
Other Services	110.4	102.1
Total	763.8	670.3
International	683.4	634.8
Effect of foreign currency translation	10.7	(50.9)
Consolidated	$1,457.9	$1,254.2

U.S. Cleaning & Sanitizing sales increased 15% in the first quarter. Microtek and Ecovation acquisitions added 10% to the year over year sales growth rate. Institutional sales grew 6% in the first quarter of 2008. We saw strong demand for our new APEX warewashing line in both new accounts as well as with existing customers. Sales growth was good into the various end-market segments including travel, contract management and healthcare. Beginning in the first quarter of 2008, following the Ecovation acquisition, we have combined our Food & Beverage and Water Care divisions.  Food & Beverage customers are the primary targets for our Water Care sales and there are potential synergies and efficiencies available between Water Care and Ecovation.  Combined Food & Beverage sales, including Water Care, increased 28% in the first quarter primarily due to the acquisition of Ecovation which added 21%.  Sales growth was led by strong performances in the dairy, meat & poultry, beverage and agri market segments. Kay sales grew 2% in the first quarter, primarily reflecting the timing of distributor shipments.  Kay’s business remains healthy with good ongoing demand from major new and existing accounts.  New products and programs, along with customer wins, continue to favorably impact Kay’s results.  Reported first quarter sales for our Healthcare division increased significantly, reflecting the impact of the Microtek acquisition.  Excluding the impact of the acquisition, sales rose 17% reflecting continued solid end market demand for our infection control and skin care products.  Microtek also reported strong sales growth during the quarter.

U.S. Other Services sales increased 8% in the first quarter of 2008. Pest Elimination sales continued to show good growth, rising 9%. Pest added new corporate accounts and experienced good growth in both contract and non-contract services.  GCS sales increased 6% led by continued strong service sales offset partially by soft direct parts sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2008 (continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 8% for the first quarter of 2008. The net impact of acquisitions and divestitures did not have a significant impact on first quarter International sales growth. EMEA sales grew 4% due to improved sales growth in France and Germany and moderate growth in the U.K. and Italy. The net impact of acquisitions and divestitures reduced EMEA sales growth by 2% compared to the prior year, primarily due to the divestiture of a business in the U.K.  Asia Pacific sales increased 10% in the first quarter led by growth in China, Hong Kong, Australia and New Zealand. Acquisitions added 2% to Asia Pacific sales growth for the quarter. Latin America reported strong sales growth of 18%. Sales continued to be strong throughout the region, led by double-digit growth in Brazil, Chile, Mexico and Venezuela.  Latin America sales were not impacted by acquisitions and divestitures.  Sales in Canada increased 3% in the first quarter, led by Institutional growth due to new products and good account retention.

Operating income for each of our reportable segments is as follows:

	First Quarter Ended March 31
(millions)	2008	2007
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$105.5	$99.2
Other Services	7.0	9.3
Total	112.5	108.5
International	53.9	47.8
Corporate	(6.8)	(2.2)
Effect of foreign currency translation	0.9	(5.7)
Consolidated	$160.5	$148.4

U.S. Cleaning & Sanitizing operating income increased 6% for the first quarter of 2008 compared to the first quarter of 2007. Acquisitions did not have a significant impact on the operating income growth rate for the quarter. Operating income increased due to higher sales volume and improved cost efficiencies and the resulting strong operating leverage, which more than offset higher delivered product costs and investments in the business.

U.S. Other Services operating income decreased $2.3 million compared to the first quarter of 2007. Continued operating income growth at Pest Elimination was more than offset by systems deployment, stabilization and optimization costs at GCS.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2008 (continued)

International segment operating income increased 13% for the first quarter of 2008 at fixed currency rates. Acquisitions and divestitures did not have a significant impact on the operating income growth rate for the quarter. International sales gains more than offset higher delivered product costs and unfavorable business mix. When measured at public currency rates, operating income increased 30%.

Consistent with our internal management reporting, the corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Net interest expense totaled $14.8 million in the first quarter of 2008, compared with $11.7 million in 2007.  The increase in our net interest expense during 2008 is due primarily to higher debt levels during the current year compared to last year.

The following table provides a summary of our reported tax rate:

	First Quarter Ended March 31
(percent)	2008	2007
	(unaudited)
Reported tax rate	29.4%	34.5%
Impact of discrete items — increase (decrease)	(3.4)%	0.0%

The provision for income taxes for the first quarter of 2008 includes discrete tax benefits of $4.8 million as well as $0.8 million of tax benefit on special gains and charges reported in the first quarter of 2008.

The decrease in the 2008 rate over the 2007 rate, excluding discrete tax items, is due primarily to tax planning strategies, international rate reductions and U.S. tax legislation. We expect the effective income tax rate, excluding discrete tax items, will approximate 31% to 32% for the full year 2008.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $5.2 billion as of March 31, 2008 compared to total assets of $4.7 billion at December 31, 2007. The increase is primarily due to acquisitions which added approximately $0.2 billion to total assets. Foreign currency exchange also increased the value of non-U.S. assets on the balance sheet since December 31, 2007.

Total debt was $1.3 billion at March 31, 2008, compared to total debt of $1.0 billion at December 31, 2007. As previously disclosed, in February 2008, we issued and sold $250 million aggregate principal amount of 4.875% senior unsecured notes that mature in 2015. The proceeds were used to refinance outstanding commercial paper related to acquisitions and for general corporate purposes.  Total debt increased primarily due to the issuance of these notes as well as an increase in commercial paper and the effects of foreign currency exchange during the quarter. The ratio of total debt to capitalization (shareholders’ equity plus total debt) increased to 39% at March 31, 2008 compared to 34% at December 31, 2007 due to the increase in total debt. Management believes this ratio is a significant measure of the company’s financial position. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $137 million for the first three months of 2008 compared to $86 million in 2007. The increase in operating cash flow is due to increased earnings and changes in operating assets and liabilities, primarily the timing of accounts payable payments. Cash used for investing activities increased in 2008 primarily due to increased acquisition activity as well as increased capital and software investments. Cash used for investing activities also includes a $21 million deposit into an indemnification escrow related to the Ecovation acquisition. Our financing cash flow activities in 2008 include proceeds from new debt issued in 2008 and lower share repurchase activity compared to last year. 2007 financing cash flow activities included the repayment of our 5.375% euronotes in February 2007 as well as significant share repurchase activity.

At December 31, 2007, the schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2007 disclosed total notes payable and long-term debt due within one year of $403 million. As of March 31, 2008, the total notes payable and long-term debt due within one year is $444 million. The increase from year-end is due to additional short-term borrowings used primarily to help fund capital expenditures and share repurchases.  As of March 31, 2008, our gross liability for uncertain tax positions under FIN 48 was $104 million (refer to Note 14).  We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.  No other significant changes to our contractual obligations occurred during the first three months of 2008.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

In February 2008, Henkel KGaA announced its intention to sell some or all of the Ecolab shares held by Henkel. We have a stockholder’s agreement with Henkel which ensures an orderly process in the event of any disposition by Henkel of our shares, including our right of first refusal. We are currently prepared to work with Henkel on a transaction, which may include the repurchase of some shares from Henkel. Henkel held 72.7 million Ecolab shares at December 31, 2007.

We currently expect to fund all of the requirements which are reasonably foreseeable for the remainder of 2008, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

New Accounting Pronouncements

See Note 13 of the condensed notes to consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We primarily use interest rate swaps, and foreign currency forward contracts and foreign currency debt to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations.  To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America.  We do not hold derivative financial instruments of a speculative nature.  For a more detailed discussion of derivative instruments, refer to Note 8 of the consolidated financial statements located as exhibit (13) to our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.    Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning contributions to pension benefit plans, the impact of new accounting pronouncements, gross liability for unrecognized tax benefits or uncertain tax positions, effective tax rate, borrowing capacity and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of our Form 10-K Annual Report for the year ended December 31, 2007, entitled Risk Factors.  See also Item 1A under Part II of this Form 10-Q.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include antitrust, patent infringement, wage hour lawsuits and possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities.

In accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”) and related guidance, the company records liabilities where a contingent loss is probable and can be reasonably estimated.  If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007 concerning two California class action lawsuits involving wage hour claims affecting former and current employees of the Division. If upheld, the company will pay approximately $27.4 million plus post-award interest in settlement of the cases. The company continues to challenge the decision and the settlement. The company has fully accrued for this award as of March 31, 2008.

One other wage hour lawsuit has been certified for class action status. The company has completed an analysis and established an accrual for this claim in accordance with SFAS 5. The company believes that there is not a reasonably possible risk of material loss related to this lawsuit.

While the final resolution of these contingencies could result in expenses different than current accruals, and therefore have an impact on the company’s consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on the company’s financial position. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of these matters could have a material adverse impact on the company’s financial position, results of operations and cash flows in the period in which any such effect is recorded.

Item 1A. Risk Factors

In our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 25, 2008, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There has been no material change in our risk factors subsequent to the filing of our Form 10-K.  However, the risks described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the Securities and Exchange Commission, also could cause our actual results to differ materially from our anticipated results or other expectations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1-31, 2008	169,070	$46.0624	161,734	4,549,866
February 1-29, 2008	228,498	$46.5846	228,304	4,321,562
March 1-31, 2008	3,914	$43.7512	0	4,321,562
Total	401,482	$46.3371	390,038	4,321,562

(1)                      In addition to programs under publicly announced plans, column (a) includes 11,444 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit 4.2 of the company’s Current Report on Form 8-K dated February 8, 2008.

	B.	Form of 4.875% Note due February 15, 2015 — Included in Exhibit 4(A) above.

(15)	Letter regarding unaudited interim financial information.

(31)	Rule 13a - 14(a) Certifications.

(32)	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 2, 2008	By:	/s/ John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document		Method of Filing
(15)		Letter regarding unaudited interim financial information.	Filed herewith electronically

(4)	A.	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of the company’s Current Report on Form 8-K dated February 8, 2008.

	B.	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4)A above.

(31)		Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)		Section 1350 Certifications.	Filed herewith electronically