Form 10-Q
period 2008-06-30
ECOLAB INC
filed 2008-08-01
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008.

247,266,546 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share)	2008	2007
	(unaudited)

Net sales	$1,570.0	$1,362.4

Cost of sales	798.8	669.5

Selling, general and administrative expenses	580.0	519.9

Special (gains) and charges	(19.3)	—

Operating income	210.5	173.0

Interest expense, net	15.3	13.4

Income before income taxes	195.2	159.6

Provision for income taxes	56.2	49.3

Net income	$139.0	$110.3

Net income per common share
Basic	$0.56	$0.45
Diluted	$0.55	$0.44

Dividends declared per common share	$0.1300	$0.1150

Weighted-average common shares outstanding
Basic	247.1	246.0
Diluted	251.4	250.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share)	2008	2007
	(unaudited)

Net sales	$3,027.9	$2,616.6

Cost of sales	1,537.1	1,285.2

Selling, general and administrative expenses	1,137.2	1,010.0

Special (gains) and charges	(17.4)	—

Operating income	371.0	321.4

Interest expense, net	30.1	25.1

Income before income taxes	340.9	296.3

Provision for income taxes	99.0	96.5

Net income	$241.9	$199.8

Net income per common share
Basic	$0.98	$0.81
Diluted	$0.96	$0.79

Dividends declared per common share	$0.2600	$0.2300

Weighted-average common shares outstanding
Basic	247.1	247.8
Diluted	251.5	252.6

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2008	2007
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$222.0	$137.4

Accounts receivable (net of allowance of $43.9 at June 30, 2008 and $42.7 at December 31, 2007)	1,082.1	974.0

Inventories	499.1	450.8

Deferred income taxes	96.2	89.4

Other current assets	93.1	65.7

Total current assets	1,992.5	1,717.3

Property, plant and equipment, net	1,157.3	1,083.4

Goodwill	1,439.6	1,279.2

Other intangible assets, net	374.8	328.9

Other assets	391.3	314.0

Total assets	$5,355.5	$4,722.8

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	June 30	December 31
(millions, except per share)	2008	2007
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$376.1	$403.5

Accounts payable	399.1	343.7

Compensation and benefits	237.3	280.2

Income taxes	31.2	27.7

Other current liabilities	518.0	463.2

Total current liabilities	1,561.7	1,518.3

Long-term debt	876.0	599.9

Postretirement health care and pension benefits	443.8	418.5

Other liabilities	275.3	250.4

Shareholders’ equity (a)
Common stock	327.4	326.5
Additional paid-in capital	1,055.9	1,015.2
Retained earnings	2,476.1	2,298.4
Accumulated other comprehensive income	126.9	63.1
Treasury stock	(1,787.6)	(1,767.5)
Total shareholders’ equity	2,198.7	1,935.7

Total liabilities and shareholders’ equity	$5,355.5	$4,722.8

(a) Common stock, 400 million shares authorized, $1.00 par value per share, 247.3 million shares outstanding at June 30, 2008, 246.8 million shares outstanding at December 31, 2007.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2008	2007
	(unaudited)

OPERATING ACTIVITIES

Net income	$241.9	$199.8

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	170.0	142.5
Deferred income taxes	(4.8)	(3.8)
Share-based compensation expense	15.4	17.2
Excess tax benefits from share-based payment arrangements	(4.9)	(8.6)
Gain on sale of plant	(24.5)	—
Other, net	6.8	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(73.3)	(54.1)
Inventories	(30.8)	(24.1)
Other assets	(38.5)	6.3
Accounts payable	35.2	(3.4)
Other liabilities	18.2	36.1

Cash provided by operating activities	$310.7	$307.3

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
(millions)	2008	2007
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(164.5)	$(126.0)
Capitalized software expenditures	(35.7)	(23.0)
Property sold	34.5	5.6
Businesses acquired and investments in affiliates, net of cash acquired	(202.5)	(24.7)
Sale of businesses and assets	2.2	1.1
Deposit into indemnification escrow	(21.0)	—

Cash used for investing activities	(387.0)	(167.0)

FINANCING ACTIVITIES

Net issuances (repayment) of notes payable	(32.3)	182.8
Long-term debt borrowings	248.0	—
Long-term debt repayments	(2.8)	(392.7)
Reacquired shares	(20.2)	(336.3)
Cash dividends on common stock	(64.2)	(57.6)
Exercise of employee stock options	21.8	42.3
Excess tax benefits from share-based payment arrangements	4.9	8.6
Other, net	(0.8)	—

Cash provided by (used for) financing activities	154.4	(552.9)

Effect of exchange rate changes on cash	6.5	0.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84.6	(411.8)

Cash and cash equivalents, beginning of period	137.4	484.0

Cash and cash equivalents, end of period	$222.0	$72.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2008 and 2007, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

With respect to the unaudited financial information of the company for the three and six-month periods ended June 30, 2008 and 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards, which do not require an audit, for a review of such information. Therefore, their separate report dated July 24, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.   Special Gains and Charges

The company reported a net pre-tax gain in special gains and charges of $19.3 million and $17.4 million for the second quarter and six months ended June 30, 2008, respectively.  The reported amounts include a gain of $24.0 million recorded in the second quarter on the previously announced sale of a plant in Denmark and a $1.7 million additional gain recorded in the first quarter of 2008 related to the sale of a business in the U.K.  These gains were partially offset by costs to optimize the company’s business structure including the establishment of a European headquarters in Zurich, Switzerland.

For segment reporting purposes, special gains and charges have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.   Share-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) requires the company to measure compensation expenses for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest.  Total compensation expense related to share-based compensation plans was $7.7 million ($4.9 million net of tax benefit) and $9.6 million ($6.1 million net of tax benefit) for the second quarters ended June 30, 2008 and 2007, respectively.  Total compensation expense related to share-based compensation plans was $15.4 million ($9.9 million net of tax benefit) and $17.2 million ($10.9 million net of tax benefit) for the six months ended June 30, 2008 and 2007, respectively.

4.   Selected Balance Sheet Information

	June 30	December 31
(millions)	2008	2007
	(unaudited)
Inventories
Finished goods	$267.0	$241.9
Raw materials and parts	249.2	224.9
Excess of FIFO cost over LIFO cost	(17.1)	(16.0)
Total	$499.1	$450.8

Property, plant and equipment, net
Land	$30.5	$30.7
Buildings and leaseholds	342.9	331.9
Machinery and equipment	718.9	683.7
Merchandising equipment	1,427.9	1,330.1
Capitalized software	148.8	129.0
Construction in progress	136.3	113.0
	2,805.3	2,618.4
Accumulated depreciation	(1,648.0)	(1,535.0)
Total	$1,157.3	$1,083.4

Other intangible assets, gross
Customer relationships	$312.8	$291.6
Intellectual property	78.8	52.2
Trademarks	115.7	102.5
Other intangibles	56.1	45.8
	563.4	492.1
Accumulated amortization
Customer relationships	(130.0)	(108.5)
Intellectual property	(21.4)	(20.0)
Trademarks	(29.3)	(29.1)
Other intangibles	(7.9)	(5.6)
Other intangible assets, net	$374.8	$328.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Selected Balance Sheet Information (continued)

	June 30	December 31
(millions)	2008	2007
	(unaudited)
Other assets
Deferred income taxes	$139.7	$137.6
Pension	22.4	23.2
Sole supply fees	56.7	56.3
Other	172.5	96.9
Total	$391.3	$314.0

Other current liabilities
Discounts and rebates	$247.8	$223.7
Dividends payable	32.2	32.1
Other	238.0	207.4
Total	$518.0	$463.2

Other liabilities
Deferred income taxes	$89.1	$86.1
Income taxes payable – non-current	61.6	57.3
Other	124.6	107.0
Total	$275.3	$250.4

Accumulated other comprehensive income
Unrealized loss on financial instruments	$(5.0)	$(5.4)
Pension and postretirement benefits	(161.9)	(162.7)
Cumulative translation	293.8	231.2
Total	$126.9	$63.1

5.   Interest

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Interest expense	$17.8	$14.3	$35.1	$29.5
Interest income	(2.5)	(0.9)	(5.0)	(4.4)
Interest expense, net	$15.3	$13.4	$30.1	$25.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.   Financial Instruments

In December 2006, the company issued euro 300 million ($467 million as of June 30, 2008) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. The company designated this debt and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account.  Total transaction losses related to the euronotes charged to shareholders’ equity were $6.9 million, net of tax, and $17.1 million, net of tax, in the second quarter and first six months of 2008, respectively.  Total transaction losses related to the euronotes charged to shareholders’ equity were $4.1 million, net of tax, and $3.7 million, net of tax, in the second quarter and first six months of 2007, respectively.

7.   Comprehensive Income

Comprehensive income was as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$139.0	$110.3	$241.9	$199.8
Foreign currency translation	17.5	29.4	60.4	25.9
Derivative instruments	0.1	(0.8)	0.4	(0.3)
Pension and postretirement benefits	1.5	1.6	3.0	12.3
Comprehensive income	$158.1	$140.5	$305.7	$237.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Business Acquisitions and Investments

In December 2007, subsequent to the company’s year-end for International operations, the company purchased the Irish dairy hygiene business from Novartis Animal Health Ireland Ltd. The business, which has annual sales of approximately $3 million, became part of the company’s International operations during the first quarter of 2008.

In February 2008, the company acquired Ecovation, Inc., a Rochester, N.Y. area-based provider of renewable energy solutions and effluent management systems primarily for the food and beverage manufacturing industry in the U.S., including dairy, beverage, and meat and poultry producers.  2007 sales were approximately $50 million.  The total purchase price was approximately $210 million, of which $21 million remains payable and was placed in escrow for indemnification purposes.  Ecovation became part of the company’s U.S. Cleaning & Sanitizing operations during the first quarter of 2008.

Acquisitions in 2008 and 2007 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented.  The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations and subsequent adjustments thereto, the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net tangible assets acquired (liabilities assumed)	$5.9	$(0.3)	$49.4	$(4.5)

Identifiable intangible assets
Customer relationships	(1.7)	3.8	10.3	7.4
Intellectual property	(1.5)	0.2	26.8	0.3
Trademarks	0.1	0.3	16.0	0.3
Other intangibles	—	—	9.6	8.3
Total	(3.1)	4.3	62.7	16.3

Goodwill	0.4	10.1	111.4	12.9
Total aggregate purchase price	3.2	14.1	223.5	24.7

Liability for indemnification	—	—	(21.0)	—
Net cash paid for acquisitions	$3.2	$14.1	$202.5	$24.7

Note:  Amounts in table above include immaterial purchase accounting adjustments to prior period acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Business Acquisitions and Investments (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2008 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2007	$318.7	$50.5	$369.2	$910.0	$1,279.2

Goodwill acquired during quarter	111.0	—	111.0	—	111.0

Goodwill allocated to business dispositions	—	—	—	(0.4)	(0.4)

Foreign currency translation	—	—	—	32.6	32.6

Balance as of March 31, 2008	429.7	50.5	480.2	942.2	1,422.4

Goodwill acquired during quarter	(0.9)	—	(0.9)	1.3	0.4

Foreign currency translation	—	—	—	16.8	16.8

Balance as of June 30, 2008	$428.8	$50.5	$479.3	$960.3	$1,439.6

Goodwill acquired in 2008 includes immaterial adjustments to prior period acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions, except per share)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$139.0	$110.3	$241.9	$199.8

Weighted-average common shares outstanding
Basic	247.1	246.0	247.1	247.8
Effect of diluted stock options and awards	4.3	4.7	4.4	4.8
Diluted	251.4	250.7	251.5	252.6

Net income per common share
Basic	$0.56	$0.45	$0.98	$0.81
Diluted	$0.55	$0.44	$0.96	$0.79

Stock options to purchase approximately 5.4 million shares for the second quarter and six months ended June 30, 2008 and 2.8 million shares for the second quarter and six months ended June 30, 2007 were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 91,646 shares and 88,246 shares for the second quarter and six months ended June 30, 2008, respectively, and 39,987 shares and 34,340 shares for the second quarter and six months ended June 30, 2007, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2008	2007	2008	2007	2008	2007

Service cost	$11.2	$10.8	$5.2	$5.2	$0.6	$0.7
Interest cost on benefit obligation	13.0	11.9	6.8	5.5	2.4	2.4
Expected return on plan assets	(17.6)	(16.4)	(4.9)	(3.9)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.3	0.5	0.1	—	(1.6)	(1.6)
Recognition of net actuarial loss	2.2	3.2	0.2	0.7	1.1	1.8

Total expense	$9.1	$10.0	$7.4	$7.5	$1.9	$2.7

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2008	2007	2008	2007	2008	2007

Service cost	$22.4	$21.6	$10.1	$10.2	$1.2	$1.4
Interest cost on benefit obligation	26.0	23.8	13.4	10.9	4.8	4.8
Expected return on plan assets	(35.2)	(32.8)	(9.7)	(7.8)	(1.2)	(1.2)
Amortization of prior service cost (benefit)	0.6	1.0	0.1	—	(3.2)	(3.2)
Recognition of net actuarial loss	4.4	6.4	0.5	1.5	2.2	3.6

Total expense	$18.2	$20.0	$14.4	$14.8	$3.8	$5.4

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2008 based on plan asset values as of June 30, 2008.  Certain international pension benefit plans are required to be funded in accordance with local government requirements.  The company contributed approximately $13 million to its international pension benefit plans during the first six months of 2008. The company currently estimates that it will contribute approximately $13 million to the international pension benefit plans during the remainder of 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$663.7	$589.3	$1,317.1	$1,157.5
Other Services	120.9	113.7	231.3	215.8
Total	784.6	703.0	1,548.4	1,373.3
International	740.7	701.7	1,424.1	1,336.5
Effect of foreign currency translation	44.7	(42.3)	55.4	(93.2)
Consolidated	$1,570.0	$1,362.4	$3,027.9	$2,616.6

Operating Income
United States
Cleaning & Sanitizing	$107.5	$99.8	$213.0	$199.0
Other Services	13.0	11.0	20.0	20.3
Total	120.5	110.8	233.0	219.3
International	73.7	72.4	127.6	120.2
Corporate	9.9	(4.3)	3.1	(6.5)
Effect of foreign currency translation	6.4	(5.9)	7.3	(11.6)
Consolidated	$210.5	$173.0	$371.0	$321.4

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

Total service revenue for the U.S. Other Services segment was $100.7 million and $191.1 million for the second quarter and six months ended June 30, 2008, respectively, and $94.3 million and $176.7 million for the second quarter and six months ended 2007, respectively.  Total service revenue for the International segment at public currency exchange rates was $48.2 million and $92.9 million for the second quarter and six months ended June 30, 2008, respectively, and $45.9 million and $88.6 million for the second quarter and six months ended June 30, 2007, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Goodwill and Other Intangible Assets

Under SFAS 142, goodwill must be tested annually for impairment.  The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test.  As of June 30, 2008, the company has completed its annual test for goodwill impairment. Based on this testing, no adjustment to the carrying value of goodwill was necessary.

Goodwill and other intangible assets arise principally from business acquisitions.  Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired.  Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  The weighted-average useful life of other intangible assets was 13 years as of both June 30, 2008 and 2007.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarters ended June 30, 2008 and 2007 was $11.1 million and $7.1 million, respectively. Total amortization expense related to other intangible assets during the six months ended June 30, 2008 and 2007 was $25.9 million and $14.1 million, respectively.  As of June 30, 2008, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2008 (Remainder: six-month period)	$22
2009	43
2010	43
2011	42
2012	41

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Additionally, in February 2008, the FASB announced it will defer for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also amended SFAS 157 to add a scope exception for leasing transactions subject to SFAS 13 Accounting for Leases from its application. The company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities.  The adoption did not have a material impact on the company’s consolidated results of operations and financial condition.  The company’s financial liabilities as of June 30, 2008 include foreign exchange contracts with fair market value of approximately $2 million, which are valued using foreign currency exchange rates as of the balance sheet date (level 2 - significant other observable inputs). In addition, the company has concluded that it does not have material amounts of assets and liabilities measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   New Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the company in the first quarter of 2009.  The company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Accounting for Uncertain Tax Positions

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2002.  The Internal Revenue Service (IRS) is currently examining the 2005 and 2006 tax years and is expected to complete its field examination in 2009.  The IRS has completed examinations of the company’s U.S. income tax returns for the years 1999 through 2004. It is reasonably possible for specific open positions within the 1999 through 2004 examinations to be settled in the next 12 months.  The company believes these settlements could result in a decrease in the company’s gross liability for unrecognized tax benefits of up to $43 million during the next 12 months. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next 12 months could change depending on a variety of factors and result in amounts different from above.

During the first quarter of 2008, the company recognized a discrete $5.2 million reduction in income tax expense resulting from a new tax treaty between the U.S. and Germany that went into effect after ratification by the U.S. Senate.  The treaty provides for binding arbitration in disputes on the treatment of transactions impacting the two countries.  As a result of the treaty ratification, the company has greater assurance of favorable resolution on potential disputes between these two countries.  The company did not recognize any discrete tax items during the second quarter of 2008.

As of June 30, 2008, the company’s gross liability for unrecognized tax benefits was $105 million compared to $99 million as of December 31, 2007. Included in the June 30, 2008 balance are $52 million of tax positions that would affect the annual effective tax rate if such benefits were recognized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2008 and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2008 and 2007 and the consolidated statement of cash flows for the six-month periods ended June 30, 2008 and 2007.  These interim financial statements are the responsibility of Ecolab’s management.

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

July 24, 2008

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

Overview of the second quarter ended June 30, 2008

Steady gains from our U.S. business along with double-digit growth from our Latin America operations led results for the second quarter of 2008. We achieved a strong financial performance against increasingly challenging conditions including softening foodservice and hospitality end markets as well as rising raw material costs. The balance from our global businesses and market coverage, led by aggressive sales efforts, pricing actions and effective cost savings measures, all worked to deliver attractive results.

Sales Performance

•                  Consolidated net sales increased 15% to $1.6 billion including 3% growth due to acquisitions.

•                  U.S. Cleaning & Sanitizing sales increased 13% to $664 million. Excluding acquisitions, sales rose 5% with double-digit growth from Kay, good growth from Food & Beverage and Healthcare, and moderate growth from Institutional.

•                  U.S. Other Services sales increased 6% to $121 million, benefiting from good growth by Pest Elimination and GCS.

•                  International sales, when measured in fixed currency rates, rose 6% to $741 million.  Latin America reported double-digit sales growth and Asia Pacific and Canada reported good sales increases.  Europe/Middle East/Africa (“EMEA”) recorded moderate sales growth.  When measured at public currency rates, International sales increased 19%.

Financial Performance

•                  Operating income increased 22% in the second quarter of 2008 compared to the second quarter of 2007. Excluding special gains and charges, operating income increased 11%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance (continued)

•                  Net income increased 26% to $139 million in the second quarter of 2008 compared to the second quarter of 2007. Special gains and charges and discrete tax benefits had a 13% favorable impact.

•                  Diluted net income per share increased 25% to $0.55 for the second quarter of 2008 compared to $0.44 in the second quarter of 2007. Second quarter 2008 results included $0.08 per share benefit from special gains and charges, primarily due to a previously announced $24 million gain on the sale of a plant in Denmark. Second quarter 2007 results included $0.02 per share of discrete tax benefits.

•                  Our income tax rate was 28.8% for the second quarter of 2008 compared to 30.9% for the second quarter of 2007. Net tax impacts from special gains and charges, primarily due to the tax-free gain on the plant sale, decreased our effective income tax rate by 4.0% in the second quarter of 2008.  Discrete tax benefits decreased our effective income tax rate by 3.4% in the second quarter of 2007.

Results of Operations - Second Quarter and Six Months Ended June 30, 2008

Consolidated net sales for the second quarter ended June 30, 2008 were $1.6 billion, an increase of 15% compared to last year. For the first six months of 2008, net sales increased 16% to $3.0 billion. When measured in fixed currency rates, sales rose 8% and 10% for the second quarter and first six months of 2008, respectively. The components of the quarter and year to date sales growth are shown below.

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2008	June 30, 2008

Volume growth	3%	4%
Price changes	2	2
Foreign currency exchange	7	6
Acquisitions & divestitures	3	4
Total sales growth	15%	16%

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 49.1% and 50.9% for the second quarter of 2008 and 2007, respectively. For the six month periods, the gross profit margin was 49.2% in 2008 and 50.9% in 2007. Our gross profit margin decline for the second quarter and year-to-date has been driven by the negative impact of the recent Microtek and Ecovation acquisitions which, by their business model, operate at lower gross profit margins than our historical business.  Our gross profit margin was also negatively impacted by higher delivered product costs, which more than offset sales leverage, pricing and cost savings initiatives from a margin perspective.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

Selling, general and administrative expenses were 36.9% of consolidated net sales for the second quarter of 2008 compared to 38.2% in 2007. For the six month periods, selling, general and administrative expenses were 37.6% in 2008 and 38.6% in 2007.  The decrease in the ratios reflected leverage from our sales growth, cost controls and the impact of Microtek and Ecovation acquisitions, which operate at lower ratios.  These more than offset investments in business systems and efficiency, R&D and information technology.

We reported a net pre-tax gain in special gains and charges of $19.3 million and $17.4 million for the second quarter and six months ended June 30, 2008, respectively. The reported amounts include a gain of $24.0 million recorded in the second quarter on the previously announced sale of a plant in Denmark and a $1.7 million additional gain recorded in the first quarter of 2008 related to the sale of a business in the U.K.  These gains were partially offset by costs to optimize the company’s business structure including the establishment of a European headquarters in Zurich, Switzerland.

Net income increased 26% to $139 million in the second quarter of 2008. On a per share basis, diluted net income per share increased 25% to $0.55 per share compared to $0.44 per share in 2007.  Net income in the second quarter of 2008 includes $20.8 million, net of tax, of special gains and charges, which increased reported diluted net income per share by $0.08.  Net income in the second quarter of 2007 included $5.4 million, or $0.02 per share of discrete tax benefits.  Net income for the first six months of 2008 increased 21% to $242 million.  On a per share basis, diluted net income increased 22% to $0.96 compared to $0.79 last year.  Net income in the first six months of 2008 includes $19.8 million, net of tax, of special gains and charges and $4.8 million of discrete tax benefits.  These items increased reported diluted net income per share by $0.10.  Net income for the first six months of 2007 includes $5.4 million or $0.02 per share of discrete tax items.  Currency translation increased net income by $7.8 million and $11.8 million for the second quarter and first six months of 2008, respectively.  Second quarter and first six months of 2008 results included $0.02 and $0.03 per share of dilution from acquisitions, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

Sales for each of our reportable segments are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$663.7	$589.3	$1,317.1	$1,157.5
Other Services	120.9	113.7	231.3	215.8
Total	784.6	703.0	1,548.4	1,373.3
International	740.7	701.7	1,424.1	1,336.5
Effect of foreign currency translation	44.7	(42.3)	55.4	(93.2)
Consolidated	$1,570.0	$1,362.4	$3,027.9	$2,616.6

U.S. Cleaning & Sanitizing sales increased 13% in the second quarter and 14% for the first six months of 2008 compared to the prior year periods.  Microtek and Ecovation acquisitions added 8% and 9% to quarter over quarter and year over year sales growth, respectively.  Sales for our significant U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional - Sales grew 3% in the second quarter of 2008 compared to the second quarter of 2007.  We continue to see strong customer demand for energy and cost savings solutions like our new Apex warewashing line.  New business gains also continued to be solid as we picked up market share against regional and local competitors.  These gains were partially offset by lower consumption among our customers as they experience a slowdown in their traffic trends.  We also saw some inventory reduction among distributors in the quarter as they tightened their operations.

•                  Food & Beverage - Beginning in the first quarter of 2008, following the Ecovation acquisition, we combined our Food & Beverage, Water Care and Ecovation divisions.  Food & Beverage customers are the primary targets for our Water Care sales and there are potential synergies and efficiencies available between Water Care and Ecovation.  Combined Food & Beverage sales, including Water Care and Ecovation increased 13% in the second quarter compared to the second quarter of 2007.  The acquisition of Ecovation added 6% to the sales growth.  Sales growth was led by strong performances in the agri, dairy and meat & poultry market segments and good growth from Water Care.  Customer retention and new business gains continue to fuel strong organic growth in spite of more difficult economic conditions across most of our key market segments.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

•                  Kay - Sales grew 17% in the second quarter and are up 9% for the first six months of 2008 compared to the second quarter and first six months of 2007.  Our strong second quarter sales growth was driven by favorable timing of distributor shipments in 2007, new account gains and new products and programs.  Continued strong demand from new and existing quick-service restaurant customers continue to favorably impact Kay’s results.

•                  Healthcare - Second quarter sales for Healthcare increased significantly, reflecting the impact of the Microtek acquisition.  Excluding the impact of the acquisition, sales rose 8% in the second quarter reflecting continued solid end market demand for our infection control and skin care products.  Microtek also reported strong double-digit sales growth during the quarter.

U.S. Other Services sales increased 6% and 7% for the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007.  Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales increased 7% for the quarter driven by continued solid growth in contract services due to the addition of new customer locations. Non-contract service growth slowed in the quarter as we are seeing reduced discretionary spending by our customers due the current economic environment.

•                  GCS Service - Sales increased 5% during the quarter led by continued service sales growth offset partially by soft direct parts sales.

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 6% and 7% for the second quarter and first six months of 2008, respectively, compared to the second quarter and first six months of 2007. The net impact of acquisitions and divestitures did not have a significant impact on second quarter or year to date International sales growth.  Sales for our International regions were as follows:

•                  EMEA - Sales grew 2% in the second quarter of 2008 due to good sales growth in the U.K. and moderate growth in France and Germany. The net impact of acquisitions and divestitures reduced EMEA sales growth by 2% compared to the prior year, primarily due to the divestiture of a business in the U.K.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

•                  Asia Pacific - Sales increased 6% in the second quarter led by growth in China and Hong Kong. Acquisitions added 1% to Asia Pacific sales growth for the quarter.

•                  Latin America - Sales continued to grow double-digits, rising 15% in the second quarter. Sales continued to be strong throughout the region, led by double-digit growth in Brazil, Chile, Mexico and Venezuela.

•                  Canada - Sales in Canada increased 5% in the second quarter. Sales growth in Canada continued to be led by Institutional growth due to new products and good account retention.

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$107.5	$99.8	$213.0	$199.0
Other Services	13.0	11.0	20.0	20.3
Total	120.5	110.8	233.0	219.3
International	73.7	72.4	127.6	120.2
Corporate	9.9	(4.3)	3.1	(6.5)
Effect of foreign currency translation	6.4	(5.9)	7.3	(11.6)
Consolidated	$210.5	$173.0	$371.0	$321.4

U.S. Cleaning & Sanitizing operating income increased 8% and 7% for the second quarter and first six months of 2008, respectively. Acquisitions reduced operating income by 3% for the second quarter of 2008 and 2% for the first six months of 2008.  Operating income increased due to higher sales volume, pricing and improved cost efficiencies, which more than offset higher delivered product costs and investments in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

U.S. Other Services operating income increased $2.0 million or 18% and decreased $0.3 million or 1% for the second quarter and first six months of 2008, respectively.  Second quarter 2007 operating income included a charge for a legal reserve.  Adjusting for this charge, U.S. Other Services operating income increased 5% for the second quarter of 2008 and decreased 8% for the first six months of 2008 compared to the prior year periods. The second quarter growth was driven by continued operating income growth at Pest Elimination and improved business trends at GCS. The year-to-date decrease in adjusted operating income was due to growth at Pest Elimination which was more than offset by systems deployment, stabilization and optimization costs at GCS in the first quarter of 2008.

International segment operating income increased 2% and 6% for the second quarter and first six months of 2008, respectively, at fixed currency rates. Acquisitions and divestitures decreased the operating income growth rate by 1% for both the quarter and six month period.  International sales gains more than offset higher delivered product costs and investments in the business to drive operating income growth.  When measured at public currency rates, operating income increased 18% and 23% for the second quarter and first six months of 2008, respectively, compared to the prior year periods.

Consistent with our internal management reporting, the corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Net interest expense totaled $15.3 million in the second quarter of 2008, compared with $13.4 million in 2007.  Net interest expense was $30.1 and $25.1 million for the first six months of 2008 and 2007, respectively.  The increase in our net interest expense during 2008 is due primarily to higher debt levels during the current period compared to last year to fund our Microtek and Ecovation acquisitions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Second Quarter and Six Months Ended June 30, 2008 (continued)

The following table provides a summary of our reported tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Reported tax rate	28.8%	30.9%	29.0%	32.6%
Impact of special gains and charges and discrete tax items - increase (decrease)	(4.0)%	(3.4)%	(3.8)%	(1.8)%

The provision for income taxes for the second quarter and first six months of 2008 and 2007 include tax impacts from special gains and charges and discrete tax events.

The decrease in the 2008 rate over the 2007 rate, excluding the impact of special gains and charges and discrete tax items, is due primarily to tax planning strategies, international rate reductions and U.S. tax legislation. We expect the effective income tax rate, excluding the impact of special gains and charges and discrete tax items, will approximate 31% to 32% for the full year 2008.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $5.4 billion as of June 30, 2008, compared to total assets of $4.7 billion at December 31, 2007. The largest increase is due to acquisitions which added approximately $0.2 billion to total assets. Foreign currency exchange also increased the value of non-U.S. assets on the balance sheet since December 31, 2007.

Total debt was $1.3 billion at June 30, 2008, compared to total debt of $1.0 billion at December 31, 2007.  In February 2008, we issued and sold $250 million aggregate principal amount of 4.875% senior unsecured notes that mature in 2015. The proceeds were used to refinance outstanding commercial paper related to acquisitions and for general corporate purposes.  Total debt increased primarily due to the issuance of these notes and the effects of foreign currency exchange during the quarter. The ratio of total debt to capitalization (shareholders’ equity plus total debt) increased to 36% at June 30, 2008 compared to 34% at December 31, 2007 due to the increase in total debt.  We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $311 million for the first six months of 2008 compared to $307 million in 2007. Operating cash flow increased due to increased earnings but was negatively impacted by the timing of tax payments and changes in operating assets and liabilities.  Cash used for investing activities increased in 2008 primarily due to increased acquisition activity as well as increased capital and software investments as we continue to invest in our business to support our long-term growth. Cash used for investing activities also includes a $21 million deposit into an indemnification escrow related to the Ecovation acquisition. Our financing cash flow activities in 2008 include proceeds from new debt issued in 2008 and lower share repurchase activity compared to last year. 2007 financing cash flow activities included the repayment of our euro 300 million 5.375% euronotes in February 2007 as well as significant share repurchase activity.

At December 31, 2007, the schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2007 disclosed total notes payable and long-term debt due within one year of $403 million. As of June 30, 2008, the total notes payable and long-term debt due within one year is $376 million. The decrease from year-end is due to a reduction in short-term borrowings as share repurchase and acquisition activity slowed down during the second quarter of 2008.  As of June 30, 2008, our gross liability for uncertain tax positions under FIN 48 was $105 million (refer to Note 14).

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.  No other significant changes to our contractual obligations occurred during the first six months of 2008.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 4.  Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007 concerning two California class action lawsuits involving wage hour claims affecting former and current employees of the Division. If upheld, the company will pay approximately $27.4 million plus post-award interest in settlement of the cases. The company intends to continue to challenge the decision and the settlement. The company has fully accrued for this award as of June 30, 2008.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Number of shares purchased as part of publicly announced plans or programs(2)	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
April 1-30, 2008	1,888	$46.5305	0	4,321,562
May 1-31, 2008	26,503	$45.7503	0	4,321,562
June 1-30, 2008	6,181	$44.5899	0	4,321,562
Total	34,572	$45.5854	0	4,321,562

(1)   Column (a) represents 34,572 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)   As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.    Submission of Matters to a Vote of Security Holders.

Ecolab’s Annual Meeting of Stockholders was held on May 2, 2008. A report on the results of that meeting and related information concerning the directors continuing in office are contained in our Current Reports on Form 8-K dated May 2 and June 27, 2008, filed with the Commission on May 5 and July 3, 2008, respectively, and are incorporated herein by reference.

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

ECOLAB INC.

Date:	August 1, 2008	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.

Document

Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically