Form 10-Q
period 2008-09-30
ECOLAB INC
filed 2008-10-31
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2008.

247,836,093 shares of common stock, par value $1.00 per share.

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

Forward-Looking Statements

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II	OTHER INFORMATION
	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 5.	Other Information

	Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share)	2008	2007
	(unaudited)

Net sales	$1,626.3	$1,413.2

Cost of sales	834.3	690.1

Selling, general and administrative expenses	578.5	523.7

Special charges	11.8	27.8

Operating income	201.7	171.6

Interest expense, net	16.0	12.8

Income before income taxes	185.7	158.8

Provision for income taxes	59.5	44.8

Net income	$126.2	$114.0

Net income per common share
Basic	$0.51	$0.46
Diluted	$0.50	$0.46

Dividends declared per common share	$0.1300	$0.1150

Weighted-average common shares outstanding
Basic	247.5	245.2
Diluted	251.8	249.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share)	2008	2007
	(unaudited)

Net sales	$4,654.2	$4,029.8

Cost of sales	2,371.4	1,975.3

Selling, general and administrative expenses	1,715.7	1,533.7

Special (gains) and charges	(5.6)	27.8

Operating income	572.7	493.0

Interest expense, net	46.1	37.9

Income before income taxes	526.6	455.1

Provision for income taxes	158.5	141.3

Net income	$368.1	$313.8

Net income per common share
Basic	$1.49	$1.27
Diluted	$1.46	$1.25

Dividends declared per common share	$0.3900	$0.3450

Weighted-average common shares outstanding
Basic	247.2	246.9
Diluted	251.7	251.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2008	2007
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$102.1	$137.4

Accounts receivable (net of allowance of $48.2 at September 30, 2008 and $42.7 at December 31, 2007)	1,100.8	974.0

Inventories	500.2	450.8

Deferred income taxes	91.4	89.4

Other current assets	99.7	65.7

Total current assets	1,894.2	1,717.3

Property, plant and equipment, net	1,161.3	1,083.4

Goodwill	1,391.9	1,279.2

Other intangible assets, net	355.9	328.9

Other assets	310.6	314.0

Total assets	$5,113.9	$4,722.8

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	September 30	December 31
(millions, except per share)	2008	2007
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities

Short-term debt	$179.0	$403.5

Accounts payable	394.9	343.7

Compensation and benefits	260.5	280.2

Income taxes	—	27.7

Other current liabilities	503.6	463.2

Total current liabilities	1,338.0	1,518.3

Long-term debt	859.4	599.9

Postretirement health care and pension benefits	405.5	418.5

Other liabilities	277.7	250.4

Shareholders’ equity (a)
Common stock	327.9	326.5
Additional paid-in capital	1,078.3	1,015.2
Retained earnings	2,570.1	2,298.4
Accumulated other comprehensive income	45.6	63.1
Treasury stock	(1,788.6)	(1,767.5)
Total shareholders’ equity	2,233.3	1,935.7

Total liabilities and shareholders’ equity	$5,113.9	$4,722.8

(a)	Common stock, 400 million shares authorized, $1.00 par value per share, 247.8 million shares outstanding at September 30, 2008, 246.8 million shares outstanding at December 31, 2007.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2008	2007
	(unaudited)

OPERATING ACTIVITIES

Net income	$368.1	$313.8

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	255.2	215.7
Deferred income taxes	70.4	(5.5)
Share-based compensation expense	22.4	24.5
Excess tax benefits from share-based payment arrangements	(8.1)	(12.8)
Gain on sale of plant	(24.5)	—
Other, net	(2.4)	1.7
Changes in operating assets and liabilities:
Accounts receivable	(129.3)	(84.8)
Inventories	(48.5)	(20.8)
Other assets	(40.7)	20.5
Accounts payable	40.9	(19.2)
Other liabilities	(7.3)	110.6

Cash provided by operating activities	$496.2	$543.7

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(millions)	2008	2007
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(248.5)	$(221.5)
Capitalized software expenditures	(51.3)	(37.4)
Property sold	35.7	6.5
Businesses acquired and investments in affiliates, net of cash acquired	(203.7)	(52.0)
Sale of businesses	2.2	1.1
Deposit into indemnification escrow	(21.0)	—

Cash used for investing activities	(486.6)	(303.3)

FINANCING ACTIVITIES

Net (repayment) issuances of notes payable	(229.3)	149.6
Long-term debt borrowings	257.7	—
Long-term debt repayments	(3.4)	(393.5)
Reacquired shares	(20.9)	(364.5)
Cash dividends on common stock	(96.3)	(85.8)
Exercise of employee stock options	35.6	63.0
Excess tax benefits from share-based payment arrangements	8.1	12.8
Other, net	(0.6)	—

Cash used for financing activities	(49.1)	(618.4)

Effect of exchange rate changes on cash	4.2	0.8

DECREASE IN CASH AND CASH EQUIVALENTS	(35.3)	(377.2)

Cash and cash equivalents, beginning of period	137.4	484.0

Cash and cash equivalents, end of period	$102.1	$106.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2008 and 2007, reflect, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2007 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

With respect to the unaudited financial information of the company for the three and nine-month periods ended September 30, 2008 and 2007 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated October 23, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.   Special Gains and Charges

The company reported pre-tax special charges of $11.8 million for the third quarter of 2008 which included costs to optimize the company’s business structure including costs related to the establishment of a European headquarters in Zurich, Switzerland. For the nine months ended September 30, 2008, the company reported a net pre-tax gain in special gains and charges of $5.6 million, which included a gain of $24.0 million recorded in the second quarter from the sale of a plant in Denmark, a $1.7 million gain recorded in the first quarter of 2008 related to the sale of a business in the U.K., partially offset by costs to optimize the company’s business structure including costs related to the establishment of the European headquarters during the first nine months of 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   Special Gains and Charges (Continued)

Special gains and charges for the third quarter and nine months ended September 30, 2007 include a $27.4 million pre-tax charge for an arbitration settlement as well as costs related to the establishment of the European headquarters.

For segment reporting purposes, special gains and charges have been included in the company’s corporate segment, which is consistent with the company’s internal management reporting.

3.   Share-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123R”) requires the company to measure compensation expenses for share-based awards at fair value at the date of grant and recognize compensation expense over the service period for awards expected to vest.  Total compensation expense related to share-based compensation plans was $7.0 million ($4.5 million net of tax benefit) and $7.3 million ($4.7 million net of tax benefit) for the third quarters ended September 30, 2008 and 2007, respectively. Total compensation expense related to share-based compensation plans was $22.4 million ($14.4 million net of tax benefit) and $24.5 million ($15.6 million net of tax benefit) for the nine months ended September 30, 2008 and 2007, respectively.

4.  Selected Balance Sheet Information

	September 30	December 31
(millions)	2008	2007
	(unaudited)

Inventories
Finished goods	$273.9	$241.9
Raw materials and parts	263.7	224.9
Inventories at FIFO cost	537.6	466.8
Excess of FIFO cost over LIFO cost	(37.4)	(16.0)
Total	$500.2	$450.8

Property, plant and equipment, net
Land	$29.1	$30.7
Buildings and leaseholds	338.3	331.9
Machinery and equipment	706.3	683.7
Merchandising equipment	1,435.2	1,330.1
Capitalized software	157.6	129.0
Construction in progress	139.2	113.0
	2,805.7	2,618.4
Accumulated depreciation	(1,644.4)	(1,535.0)
Total	$1,161.3	$1,083.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   Selected Balance Sheet Information (Continued)

	September 30	December 31
(millions)	2008	2007
	(unaudited)

Other intangible assets, gross
Customer relationships	$298.6	$291.6
Intellectual property	79.0	52.2
Trademarks	114.5	102.5
Other intangibles	56.2	45.8
	548.3	492.1
Accumulated amortization
Customer relationships	(129.9)	(108.5)
Intellectual property	(22.6)	(20.0)
Trademarks	(30.7)	(29.1)
Other intangibles	(9.2)	(5.6)
Other intangible assets, net	$355.9	$328.9

Other assets
Deferred income taxes	$63.3	$137.6
Pension	61.3	23.2
Sole supply fees	47.2	56.3
Other	138.8	96.9
Total	$310.6	$314.0

Other current liabilities
Discounts and rebates	$243.7	$223.7
Dividends payable	32.2	32.1
Other	227.7	207.4
Total	$503.6	$463.2

Other liabilities
Deferred income taxes	$84.0	$86.1
Income taxes payable - non-current	66.2	57.3
Other	127.5	107.0
Total	$277.7	$250.4

Accumulated other comprehensive income
Unrealized loss on financial instruments	$(1.4)	$(5.4)
Unrecognized pension and postretirement benefit expense	(157.7)	(162.7)
Cumulative translation gain	204.7	231.2
Total	$45.6	$63.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Interest

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Interest expense	$17.9	$14.2	$53.0	$43.7
Interest income	(1.9)	(1.4)	(6.9)	(5.8)
Interest expense, net	$16.0	$12.8	$46.1	$37.9

6.   Financial Instruments

In December 2006, the company issued euro 300 million ($440 million as of September 30, 2008) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. The company designated this debt and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on all euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation account. Total transaction gains of $16.7 million, net of tax, related to the euronotes were charged to shareholders’ equity in the third quarter of 2008. Total transaction losses of $0.4 million, net of tax, related to the euronotes were charged to shareholders’ equity for the first nine months of 2008. Total transaction losses of $3.3 million, net of tax, and $7.0 million, net of tax, related to the euronotes were charged to shareholders’ equity in the third quarter and first nine months of 2007, respectively.

7.   Comprehensive Income

Comprehensive income was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$126.2	$114.0	$368.1	$313.8
Foreign currency translation	(86.4)	14.0	(26.0)	39.9
Derivative instruments	3.6	0.3	4.0	—
Pension and postretirement benefits	1.5	2.0	4.5	14.3
Comprehensive income	$44.9	$130.3	$350.6	$368.0

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

The third quarter of 2008 included immaterial acquisition activity as well as immaterial purchase accounting adjustments to prior period acquisitions.  Acquisitions in 2008 and 2007 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations and subsequent adjustments thereto, the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net tangible assets acquired (liabilities assumed)	$(10.5)	$13.8	$38.9	$9.3

Identifiable intangible assets
Customer relationships	0.4	3.0	10.7	10.4
Intellectual property	—	0.1	26.8	0.4
Trademarks	—	—	16.0	0.3
Other intangibles	0.3	—	9.9	8.3
Total	0.7	3.1	63.4	19.4

Goodwill	11.0	10.4	122.4	23.3
Total aggregate purchase price	1.2	27.3	224.7	52.0

Liability for indemnification	—	—	(21.0)	—
Net cash paid for acquisitions	$1.2	$27.3	$203.7	$52.0

Amounts in table above include immaterial purchase accounting adjustments to prior period acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   Business Acquisitions and Investments (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the third quarter and nine months ended September 30, 2008 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2007	$318.7	$50.5	$369.2	$910.0	$1,279.2

Goodwill acquired during quarter*	111.0	—	111.0	—	111.0

Goodwill allocated to business dispositions	—	—	—	(0.4)	(0.4)

Foreign currency translation	—	—	—	32.6	32.6

Balance as of March 31, 2008	429.7	50.5	480.2	942.2	1,422.4

Goodwill acquired during quarter*	(0.9)	—	(0.9)	1.3	0.4

Foreign currency translation	—	—	—	16.8	16.8

Balance as of June 30, 2008	428.8	50.5	479.3	960.3	1,439.6

Goodwill acquired during quarter*	10.9	—	10.9	0.1	11.0

Foreign currency translation	—	—	—	(58.7)	(58.7)

Balance as of September 30, 2008	$439.7	$50.5	$490.2	$901.7	$1,391.9

* Goodwill acquired in 2008 includes immaterial adjustments to prior period acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2008	2007	2008	2007
	(unaudited)		(unaudited)

Net income	$126.2	$114.0	$368.1	$313.8

Weighted-average common shares outstanding
Basic	247.5	245.2	247.2	246.9
Effect of dilutive stock options and awards	4.3	4.5	4.5	4.9
Diluted	251.8	249.7	251.7	251.8

Net income per common share
Basic	$0.51	$0.46	$1.49	$1.27
Diluted	$0.50	$0.46	$1.46	$1.25

Stock options to purchase approximately 3.1 million shares and 5.4 million shares for the third quarter and nine months ended September 30, 2008, respectively, and 2.8 million shares for the third quarter and nine months ended September 30, 2007 were non-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 76,872 shares and 84,454 shares for the third quarter and nine months ended September 30, 2008, respectively, and 49,341 shares and 39,341 shares for the third quarter and nine months ended September 30, 2007, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2008	2007	2008	2007	2008	2007

Service cost	$11.2	$10.8	$5.1	$5.3	$0.6	$0.7
Interest cost on benefit obligation	13.0	11.9	6.7	5.6	2.4	2.4
Expected return on plan assets	(17.6)	(16.4)	(4.9)	(4.0)	(0.6)	(0.6)
Amortization of prior service cost (benefit)	0.3	0.5	0.1	—	(1.6)	(1.6)
Recognition of net actuarial loss	2.2	3.2	0.3	0.8	1.1	1.8

Total expense	$9.1	$10.0	$7.3	$7.7	$1.9	$2.7

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2008	2007	2008	2007	2008	2007

Service cost	$33.6	$32.4	$15.2	$15.5	$1.8	$2.1
Interest cost on benefit obligation	39.0	35.7	20.1	16.5	7.2	7.2
Expected return on plan assets	(52.8)	(49.2)	(14.6)	(11.8)	(1.8)	(1.8)
Amortization of prior service cost (benefit)	0.9	1.5	0.2	—	(4.8)	(4.8)
Recognition of net actuarial loss	6.6	9.6	0.8	2.3	3.3	5.4

Total expense	$27.3	$30.0	$21.7	$22.5	$5.7	$8.1

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2008 based on plan asset values as of September 30, 2008. However, during the third quarter of 2008, the company made a $75 million voluntary contribution to the U.S. pension plan.  The company is currently evaluating potential additional contributions to the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed approximately $19 million to its international pension benefit plans during the first nine months of 2008. The company currently estimates that it will contribute approximately $6 million to the international pension benefit plans during the remainder of 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$695.5	$604.5	$2,012.6	$1,762.0
Other Services	124.7	119.3	356.0	335.1
Total	820.2	723.8	2,368.6	2,097.1
International	767.3	720.7	2,191.4	2,057.2
Effect of foreign currency translation	38.8	(31.3)	94.2	(124.5)
Consolidated	$1,626.3	$1,413.2	$4,654.2	$4,029.8

Operating Income
United States
Cleaning & Sanitizing	$121.2	$111.5	$334.2	$310.5
Other Services	17.9	12.9	37.9	33.2
Total	139.1	124.4	372.1	343.7
International	78.5	86.2	206.1	206.4
Corporate	(19.4)	(34.2)	(16.3)	(40.7)
Effect of foreign currency translation	3.5	(4.8)	10.8	(16.4)
Consolidated	$201.7	$171.6	$572.7	$493.0

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

Total service revenue for the U.S. Other Services segment was $105.7 million and $296.8 million for the third quarter and nine months ended September 30, 2008, respectively, and $99.4 million and $276.1 million for the third quarter and nine months ended 2007, respectively. Total service revenue for the International segment at public currency exchange rates was $48.8 million and $141.7 million for the third quarter and nine months ended September 30, 2008, respectively, and $47.3 million and $135.9 million for the third quarter and nine months ended September 30, 2007, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   Goodwill and Other Intangible Assets

Under SFAS 142, goodwill must be tested annually for impairment. The company performs its annual goodwill impairment test during the second quarter. If circumstances change significantly within a reporting unit, the company would also test a reporting unit for impairment prior to the annual test. No adjustments to the carrying value of goodwill were necessary in 2008 as a result of this testing.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 years as of both September 30, 2008 and 2007.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarters ended September 30, 2008 and 2007 was $11.5 million and $7.5 million, respectively. Total amortization expense related to other intangible assets during the nine months ended September 30, 2008 and 2007 was $37.4 million and $21.6 million, respectively. As of September 30, 2008, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2008 (Remainder: three-month period)	$10
2009	42
2010	42
2011	41
2012	40

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. Additionally, in February 2008, the FASB announced it will defer for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also amended SFAS 157 to add a scope exception for leasing transactions subject to SFAS 13 Accounting for Leases from its application. The company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities. The adoption did not have a material impact on the company’s consolidated results of operations and financial condition.  The company’s financial assets as of September 30, 2008 include foreign exchange contracts with fair market value of approximately $1 million, which are valued using foreign currency exchange rates as of the balance sheet date (level 2 - significant other observable inputs). In addition, the company has concluded that it does not have material amounts of assets and liabilities measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the company in the first quarter of 2009. The adoption of SFAS 141R is not expected to have a material impact on the company’s consolidated results of operations and financial condition.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   New Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements–an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the company in the first quarter of 2009.  The adoption of SFAS 160 is not expected to have a material impact on the company’s consolidated results of operations and financial conditions.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133 (“SFAS 161”). SFAS 161 requires companies to provide greater transparency through disclosures about how and why the company uses derivative instruments. This includes how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, the level of derivative activity entered into by the company and how derivative instruments and related hedged items affect the company’s financial position, results of operations, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The company has evaluated the impact of the adoption of SFAS 161 on its consolidated financial statement disclosures and will include the required disclosures upon adoption of SFAS 161.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.   Accounting for Uncertain Tax Positions

The company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2002. The Internal Revenue Service (IRS) is currently examining the 2005 and 2006 tax years and is expected to complete its field examination in 2009.  The IRS has completed examinations of the company’s U.S. income tax returns for the years 1999 through 2004. It is reasonably possible for specific open positions within the 1999 through 2006 examinations to be settled in the next twelve months. The company believes these settlements could result in a decrease in the company’s gross liability for unrecognized tax benefits of up to $50 million during the next twelve months. Decreases in the company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective tax rate. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors and result in amounts different from above.

During the first quarter of 2008, the company recognized a discrete $5.2 million reduction in income tax expense resulting from a new tax treaty between the U.S. and Germany that went into effect after ratification by the U.S. Senate. The treaty provides for binding arbitration in disputes on the treatment of transactions impacting the two countries. As a result of the treaty ratification, the company has greater assurance of favorable resolution on potential disputes between these two countries. The company did not recognize any discrete tax expense related to uncertain tax positions during the second or third quarters of 2008.

During 2007, specific tax positions related to the company’s U.S. income tax returns for 2002 through 2004 were settled. These settlements had no impact on income tax expense for the third quarter of 2007 and reduced income tax expense by $5 million during the first nine months of 2007.

As of September 30, 2008, the company’s gross liability for unrecognized tax benefits was $114 million compared to $99 million as of December 31, 2007.  The increase relates to ongoing tax positions claimed in 2008 as well as adjustments to prior year tax positions, that if recognized, would not impact the effective tax rate.  Included in the September 30, 2008 balance are $51 million of tax positions that would affect the annual effective tax rate if such benefits were recognized.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2008 and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2008 and 2007 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of Ecolab’s management.

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

October 23, 2008

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007. The discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

Overview of the third quarter ended September 30, 2008

Steady gains from our U.S. business along with double-digit growth from our Latin America and Asia Pacific operations led results for the third quarter of 2008. We achieved a strong financial performance against challenging market conditions and higher delivered product costs. We remain focused on our sales efforts, cost savings initiatives and in securing appropriate pricing to reflect the significant increases in our input costs. We saw these combined actions pay off in the third quarter, and expect them to help deliver continued growth in the future.

Sales Performance

•                 Consolidated net sales increased 15% to $1.6 billion including 3% growth due to acquisitions.

•                 U.S. Cleaning & Sanitizing sales increased 15% to $696 million. Excluding acquisitions, sales rose 8% with double-digit growth from Kay and strong growth from Institutional and Food & Beverage.

•                 U.S. Other Services sales increased 5% to $125 million benefiting from good Pest Elimination gains.

•                 International sales, when measured in fixed currency rates, rose 6% to $767 million. Latin America and Asia Pacific reported double-digit sales gains and Canada reported good sales growth.  Europe/Middle East/Africa (“EMEA”) recorded moderate sales growth. When measured at public currency rates, International sales increased 17%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                 Operating income increased 18% to $202 million in the third quarter of 2008. Excluding special charges, operating income increased 7%.

•                 Net income increased 11% to $126 million in the third quarter of 2008. Excluding special charges and discrete tax items, net income increased 12%.

•                 Diluted net income per share increased 9% to $0.50 for the third quarter of 2008 compared to $0.46 in the third quarter of 2007. Third quarter 2008 results were reduced by $0.05 per share of special charges and discrete tax items. Third quarter 2007 results were reduced by $0.03 per share of special charges and discrete tax items.

•                 Our reported effective income tax rate was 32.0% for the third quarter of 2008 compared to 28.2% for the third quarter of 2007. Excluding the tax rate impact of special charges and discrete tax items, our adjusted effective income tax rate was 30.4% and 34.4% for the third quarter of 2008 and 2007, respectively.

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008

Consolidated net sales for the third quarter ended September 30, 2008 were $1.6 billion, an increase of 15% compared to last year. For the first nine months of 2008, net sales increased 15% to $4.7 billion. When measured in fixed currency rates, sales rose 10% for both the third quarter and first nine months of 2008, respectively, compared to last year. The components of the quarter and year-to-date sales growth are shown below.

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2008	September 30, 2008

Volume growth	4%	4%
Price changes	3	2
Foreign currency exchange	5	5
Acquisitions & divestitures	3	4
Total sales growth	15%	15%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 48.7% and 51.2% for the third quarter of 2008 and 2007, respectively. For the nine month periods, the gross profit margin was 49.0% in 2008 and 51.0% in 2007. Our gross profit margin decline for the third quarter and year-to-date has been driven in part by the negative impact of the recent Microtek and Ecovation acquisitions which, by their business model, operate at lower gross profit margins than our historical business. Our gross profit margin was also negatively impacted by higher delivered product costs, which more than offset sales volume and pricing and cost savings initiatives.

Selling, general and administrative expenses were 35.6% of consolidated net sales for the third quarter of 2008 compared to 37.1% in 2007. For the nine month periods, selling, general and administrative expenses were 36.9% in 2008 and 38.1% in 2007.  The decrease in the ratios reflected leverage from our sales volume and pricing growth, cost controls and the impact of recent acquisitions, which operate at lower ratios. This leverage more than offset investments in business systems and efficiency, R&D and information technology.

Special charges for the third quarter of 2008 were $11.8 million, pre-tax, resulting from costs to optimize our business structure including costs related to the establishment of our European headquarters in Zurich, Switzerland. For the nine months ended September 30, 2008, we reported a net pre-tax gain in special gains and charges of $5.6 million, which included a gain of $24.0 million recorded in the second quarter from the sale of a plant in Denmark, a $1.7 million gain recorded in the first quarter of 2008 related to the sale of a business in the U.K., partially offset by costs to optimize our business structure, including costs related to our new European headquarters, during the first nine months of 2008.

Special charges for the third quarter and nine months ended September 30, 2007 include a $27.4 million pre-tax charge for an arbitration settlement as well as costs related to the establishment of our European headquarters.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

Net income increased 11% to $126 million in the third quarter of 2008. On a per share basis, diluted net income per share increased 9% to $0.50 per share compared to $0.46 per share in 2007. Net income in the third quarter of 2008 includes $9.2 million, net of tax, of special charges, and $2.1 million of discrete tax expense which together reduced diluted net income per share by $0.05. Net income in the third quarter of 2007 included $17.0 million, net of tax, of special charges, and $8.6 million of discrete tax benefits which together reduced reported diluted net income per share by $0.03. The third quarter of 2008 results also included $0.02 per share of dilution from acquisitions and benefited from a lower overall tax rate. Currency translation increased net income by $6 million for the third quarter of 2008 compared to 2007.

Net income for the first nine months of 2008 increased 17% to $368 million.  On a per share basis, diluted net income increased 17% to $1.46 compared to $1.25 last year. Net income in the first nine months of 2008 includes a net gain of $10.5 million, net of tax, of special gains and charges and net discrete tax benefits of $2.7 million. These items together increased reported diluted net income per share by $0.05. Net income for the first nine months of 2007 includes a net charge of $17.0 million, net of tax, of special gains and charges and $14.0 million of discrete tax benefits. These items together reduced reported diluted net income per share by $0.01. The first nine months of 2008 results also included $0.05 per share of dilution from acquisitions and benefited from a lower overall tax rate. Currency translation increased net income by $18 million for the first nine months of 2008 compared to 2007.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

Sales for each of our reportable segments are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$695.5	$604.5	$2,012.6	$1,762.0
Other Services	124.7	119.3	356.0	335.1
Total	820.2	723.8	2,368.6	2,097.1
International	767.3	720.7	2,191.4	2,057.2
Effect of foreign currency translation	38.8	(31.3)	94.2	(124.5)
Consolidated	$1,626.3	$1,413.2	$4,654.2	$4,029.8

U.S. Cleaning & Sanitizing sales increased 15% in the third quarter and 14% for the first nine months of 2008 compared to the prior year periods. Acquisitions added 7% and 8% to quarter over quarter and year over year sales growth, respectively. Sales for our significant U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional - Sales grew 6% in the third quarter of 2008 compared to the third quarter of 2007. We continue to see strong demand for our new Apex warewashing line due to customer demand for energy and cost savings solutions. New business gains also continued to be solid. These gains were partially offset by lower consumption among our foodservice and lodging customers as they experience a softening of their traffic trends due to the current economic environment.

•                  Food & Beverage - Beginning in the first quarter of 2008, following the Ecovation acquisition, we combined our Food & Beverage, Water Care and Ecovation divisions. Food & Beverage customers are the primary targets for our Water Care sales and there are potential synergies and efficiencies available between Water Care and Ecovation. Combined Food & Beverage sales, including Water Care and Ecovation increased 14% in the third quarter compared to the third quarter of 2007. The acquisition of Ecovation added 5% to the sales growth. Sales were led by strong growth in the agri, meat & poultry and dairy market segments. New business gains, growth at existing accounts and customer retention continue to fuel strong organic growth in spite of more difficult market conditions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

•                  Kay - Sales grew 21% in the third quarter of 2008 compared to the prior year period. Kay’s strong sales growth reflected new account gains and success with new products and programs. Business trends remain strong with very good ongoing demand from new and existing quick-service restaurant customers. Third quarter 2008 sales growth also benefited slightly from favorable timing of distributor shipments.

•                  Healthcare - Third quarter sales for Healthcare increased significantly, reflecting the impact of the Microtek acquisition.  Excluding the impact of the acquisition, sales rose 7% for the quarter reflecting continued solid end-market demand for our infection control and skin care products. Microtek also reported strong sales growth during the quarter led by sales of their infection barrier products.

U.S. Other Services sales increased 5% and 6% for the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales increased 8% for the third quarter of 2008 led by continued growth in contract services due to the addition of new customer locations and new programs. Non-contract service growth slowed in the quarter as we are seeing reduced discretionary spending by our customers due the current economic environment.

•                  GCS Service - Sales decreased 3% in the third quarter but have increased 2% for the first nine months of 2008. Moderate service sales growth was more than offset by a decline in direct parts sales during the third quarter due to softness in the foodservice market because of the current economic environment.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations grew 6% and 7% for the third quarter and first nine months of 2008, respectively, compared to the third quarter and first nine months of 2007. The net impact of acquisitions and divestitures did not have a significant impact on third quarter or year to date International sales growth.  Sales for our International regions were as follows:

•                  EMEA - Sales grew 2% in the third quarter of 2008 led by good sales growth in Germany, U.K., Turkey and South Africa, partially offset by weakness in France and Italy. The net impact of acquisitions and divestitures reduced EMEA sales growth by 2% compared to the prior year, primarily due to the divestiture of a business in the U.K.

•                  Asia Pacific - Sales increased 10% in the third quarter led by growth in China, Australia and New Zealand. Sales in China benefited from increased business due to the Olympics during the quarter. Acquisitions did not have a significant impact on Asia Pacific sales growth for the quarter.

•                  Latin America - Sales continued to grow at double-digit rates, rising 15% in the third quarter. Sales were very strong throughout the region, led by double-digit growth in Brazil, Chile and the Caribbean as well as strong growth in Mexico.

•                  Canada - Sales in Canada increased 8% in the third quarter. Sales growth in Canada continued to be led by Institutional growth due to new products and good account retention.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$121.2	$111.5	$334.2	$310.5
Other Services	17.9	12.9	37.9	33.2
Total	139.1	124.4	372.1	343.7
International	78.5	86.2	206.1	206.4
Corporate	(19.4)	(34.2)	(16.3)	(40.7)
Effect of foreign currency translation	3.5	(4.8)	10.8	(16.4)
Consolidated	$201.7	$171.6	$572.7	$493.0

U.S. Cleaning & Sanitizing operating income increased 9% and 8% for the third quarter and first nine months of 2008, respectively. Acquisitions reduced operating income by 3% and 2% for the third quarter and first nine months of 2008, respectively. Operating income increased as sales volume, pricing and improved cost efficiencies more than offset higher delivered product costs and investments in the business.

U.S. Other Services operating income increased 38% and 14% for the third quarter and first nine months of 2008, respectively. The third quarter and year-to-date growth was driven by continued operating income growth at Pest Elimination and improving profitability at GCS.

International segment operating income decreased 9% for the third quarter and was flat for the first nine months of 2008 at fixed currency rates.   Higher delivered product costs and investments in the business more than offset sales gains, driving the decline in operating income. When measured at public currency rates, operating income increased 2% and 14% for the third quarter and first nine months of 2008, respectively, compared to the prior year periods.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Third Quarter and Nine Months Ended September 30, 2008 (Continued)

Consistent with our internal management reporting, the corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Net interest expense totaled $16.0 million in the third quarter of 2008, compared with $12.8 million in 2007. Net interest expense was $46.1 and $37.9 million for the first nine months of 2008 and 2007, respectively.  The increase in our net interest expense during 2008 is due primarily to higher debt levels during the current period compared to last year primarily related to funding for our Microtek and Ecovation acquisitions.

The following table provides a summary of our reported tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2008	2007	2008	2007
	(unaudited)		(unaudited)
Reported tax rate	32.0%	28.2%	30.1%	31.0%
Impact of special gains and charges and discrete tax items - increase (decrease)	1.6%	(6.2)%	(1.8)%	(3.4)%

The provision for income taxes for the third quarter and first nine months of 2008 and 2007 include tax impacts from special gains and charges and discrete tax events.

Discrete tax items in 2008 included $4.8 million of discrete tax benefits recorded in the first quarter due to enacted tax legislation and an international rate change. 2008 also included $2.1 million of discrete tax expense recorded in the third quarter related to recognizing adjustments from filing our 2007 federal income tax return.  Discrete tax items in 2007 included $5.4 million of discrete tax benefits recorded in the second quarter for tax audit settlements and $8.6 million of discrete benefits recorded in the third quarter for reductions in net deferred tax liabilities related to international tax rate changes.

The decrease in the 2008 rate over the 2007 rate, excluding the impact of special gains and charges and discrete tax items, is due primarily to tax planning strategies and international rate reductions.  We expect the effective income tax rate, excluding the impact of special gains and charges and discrete tax items, will approximate 31% to 32% for the full year 2008.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $5.1 billion as of September 30, 2008, compared to total assets of $4.7 billion at December 31, 2007. The increase is due to acquisitions which added approximately $0.2 billion to total assets, as well as a $0.1 billion increase in accounts receivable due to higher sales in 2008.

Total debt was $1.0 billion at September 30, 2008 and December 31, 2007. In February 2008, we issued and sold $250 million aggregate principal amount of 4.875% senior unsecured notes that mature in 2015. The proceeds were used to refinance outstanding commercial paper related to acquisitions and for general corporate purposes. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 32% at September 30, 2008 compared to 34% at December 31, 2007 due to the increase in equity from current year earnings during the first nine months of 2008. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $496 million for the first nine months of 2008 compared to $544 million in 2007. Operating cash flow in 2008 was impacted by a $75 million voluntary contribution to our U.S. pension plan in the third quarter of 2008, offset partially by $30 million of proceeds from the sale of Ecovation lease receivables in the third quarter of 2008. Cash provided by operations in 2008 was also negatively impacted by higher income tax payments compared to last year.

Cash used for investing activities increased in 2008 primarily due to acquisition activity as well as increased capital and software investments as we continue to invest in our business to support our long-term growth. Cash used for investing activities also includes a $21 million deposit into an indemnification escrow from our purchase price for the Ecovation acquisition.

Cash used for financing activities in 2008 includes proceeds from new debt issued in 2008 and lower share repurchase activity compared to last year. 2007 financing cash flow activities included the repayment of our euro 300 million 5.375% euronotes in February 2007 as well as significant share repurchase activity.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

At December 31, 2007, the schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2007 disclosed total notes payable and long-term debt due within one year of $403 million. As of September 30, 2008, the total notes payable and long-term debt due within one year is $179 million. The decrease from year-end is primarily due to the repayment of commercial paper during 2008. As of September 30, 2008, our gross liability for uncertain tax positions under FIN 48 was $114 million (refer to Note 14). We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.  No other significant changes to our contractual obligations occurred during the first nine months of 2008.

In February 2008, Henkel AG & Co. KGaA (“Henkel”) announced its intention to sell some or all of the Ecolab shares held by Henkel. We have a stockholder’s agreement with Henkel which ensures an orderly process in the event of any disposition by Henkel of our shares, including our right of first refusal. We are prepared to work with Henkel on a transaction, which may include the repurchase of some shares from Henkel. Henkel held 72.7 million Ecolab shares at September 30, 2008.

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

Global credit markets, including the commercial paper markets, have recently experienced adverse conditions, and volatility within these markets has increased the costs associated with issuing debt due to increased spreads over relevant interest rate benchmarks. Despite this volatility and disruption, we have continued to have access to the commercial paper market. We are well positioned to weather the current crisis in financial markets. As of September 30, 2008, we had $102 million of cash on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks. As of September 30, 2008, $132 million of this facility is backing up U.S. commercial paper which is included in our short-term debt and $468 million remains available. In addition, we have uncommitted credit lines of $164 million with major international banks and financial institutions to support our general global funding needs.

New Accounting Pronouncements

See Note 13 of the condensed notes to consolidated financial statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning contributions to pension benefit plans, the impact of new accounting pronouncements, gross liability for unrecognized tax benefits or uncertain tax positions, effective tax rate, borrowing capacity and favorable short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. To the extent applicable, all derivative instruments are designated and effective as hedges, in accordance with accounting principles generally accepted in the United States of America. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8 of the consolidated financial statements located as exhibit (13) to our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007 concerning two California class action lawsuits involving wage hour claims affecting former and current employees of the Pest Elimination Division. If upheld, the company will pay approximately $27.4 million plus post-award interest in settlement of the cases. The company has appealed the decision and thereby the settlement. The company has fully accrued for this award as of September 30, 2008.

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

Item 1A.                        Risk Factors

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 33 of this Form 10-Q.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conference and/or webcasts open to the public.

Except as may be required under applicable law, we undertake no duty to update our Forward-Looking Statements.

Our results depend upon the continued vitality of the markets we serve: Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care and food processing industries, can adversely impact our end-users who are sensitive to changes in travel and dining activities. The current decline in economic activity and conditions in the markets in which we operate may adversely affect these industries. During such downturns, these end-users typically reduce their volume of purchases of cleaning, hygiene and appearance products, which would likely in turn have an adverse impact on our consolidated results of operations, financial condition, or cash flows.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future. The global economy is currently experiencing considerable disruption and volatility, and the disruption has been particularly acute in the global credit markets. While currently these disruptions have not impaired our ability to access credit markets, there can be no assurance that there will not be a further deterioration in the markets in which we operate. As a result, ongoing disruption in the global economy could adversely affect our consolidated results of operations, financial condition, or cash flows.

Our results can be adversely affected by fluctuations in the cost of raw materials: The prices of raw materials used in our business can fluctuate significantly from time to time, and have increased in recent years. Changes in oil or raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can adversely affect our consolidated results of operations, financial position or cash flows. In addition, recent volatility and disruption in economic activity and conditions could disrupt or delay the performance of our suppliers or otherwise impact our ability to obtain raw materials at favorable prices or on favorable terms, which may adversely affect our business.

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

Item 2.                                  Unregistered Sales of Equity Securities and Use of Proceeds

(c)  Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share	(c) Number of shares purchased as part of publicly announced plans or programs (2)	(d) Maximum number of shares that may yet be purchased under the plans or programs (2)
July 1-31, 2008	2,081	$43.9396	0	4,321,562
August 1-31, 2008	11,491	$45.4322	0	4,321,562
Sept. 1-30, 2008	1,427	$47.8011	0	4,321,562
Total	14,999	$45.4505	0	4,321,562

(1)      Column (a) represents 14,999 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)      As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 5.                                     Other Information

(b)

On August 1, 2008, Ecolab’s Board of Directors approved amendments to Article II, Sections 3, 4 and 5 of the company’s By-Laws in order to obtain the following additional information from stockholders seeking to nominate a director or make a stockholder proposal:

•

the identity of any “Stockholder Associated Person” (defined as “(i) any person acting in concert, directly or indirectly, with such stockholder and (ii) any person controlling, controlled by or under common control with such stockholder or any Stockholder Associated Person”) by providing the same information as required by the notifying stockholder;

•

whether and the extent to which any hedging or similar transaction has been entered which is intended to mitigate loss to, or manage risk or benefit of share price changes for, or to increase or decrease the voting power of, such stockholder regarding the company’s shares;

•	to the extent known, the identity of any other stockholder supporting the stockholder’s director nominee or stockholder proposal; and
•	regarding notice of a director nomination, other information reasonably requested by the company to determine the director-nominee’s independence.

A copy of the Ecolab Inc. By-Laws, as amended through August 1, 2008, is incorporated by reference as Exhibit (3) to this Report on Form 10-Q, and the foregoing description is qualified in its entirety by reference to the amended By-Laws.

Item 6.                                     Exhibits

(a)  The following documents are filed as exhibits to this report:

(3)	Ecolab Inc. By-Laws, as amended through August 1, 2008 - Incorporated by reference to Exhibit (3) of the Company’s Current Report on Form 8-K dated August 1, 2008.

(10)A.	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.

(10)B.	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.

(15)	Letter regarding unaudited interim financial information.

(31)	Rule 13a - 14(a) Certifications.

(32)	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date:	October 31, 2008	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(3)	Ecolab Inc. By-Laws, as amended through August 1, 2008 - Incorporated by reference to Exhibit (3) of the Company’s Current Report on Form 8-K dated August 1, 2008.	Incorporated by reference to Exhibit (3) of the Company’s Current Report on Form 8-K dated August 1, 2008.

(10)A.	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Filed herewith electronically

(10)B.	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically