Form 10-K
period 2008-12-31
ECOLAB INC
filed 2009-02-27
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File No. 1-9328

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $1.00 par value	New York Stock Exchange, Inc.

Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

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

☒  YES  ☐  NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐  (Do not check if a smaller reporting company)
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2008:  $10,606,696,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $42.99 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 30, 2009: 236,192,852 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2008 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2009 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2008 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to either “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning items such as revenue and earnings growth, raw material and delivered product costs, currency translation, business acquisitions, system implementations, restructuring charges and cost savings, cash flows, loss of customers and bad debt, debt repayments, disputes and claims, environmental and regulatory considerations, share repurchases, global economic conditions and credit risk, pension expenses and potential contributions, new accounting pronouncements, income taxes, including unrecognized tax benefits or uncertain tax positions, borrowing capacity, and liquidity requirements.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar  year ending December 31.

During 2008, we continued to invest in our business to build for the future.

In December 2007, subsequent to our year-end for international operations, we purchased the Irish dairy hygiene business of Novartis Animal Health Ireland Ltd.  The business, which has annual sales of approximately $3 million, became part of our International operations during the first quarter of 2008.

In February 2008, we acquired Ecovation, Inc., a Rochester, N.Y. area-based provider of renewable energy solutions and effluent management systems primarily for the food and beverage manufacturing industry in the U.S., including dairy, beverage and meat and poultry producers.  2007 sales were approximately $50 million.    Ecovation became part of our U.S. Cleaning & Sanitizing operations during the first quarter of 2008.

Following the Ecovation acquisition, we combined our Water Care Services and Ecovation businesses into our Food & Beverage division.

We continued to make investments in Europe, including the establishment of our European headquarters in Zurich, Switzerland.

In November 2008, our then largest shareholder, Henkel AG & Co. KGaA (“Henkel”), completed the sale of all of the 72.7 million Ecolab shares it held.  We repurchased 11.3 million shares directly from Henkel for $300 million, reducing our shares outstanding by approximately 4%.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 49 and 50 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General: Ecolab develops and markets premium products and services for the hospitality, foodservice, health care and industrial markets. We provide cleaning and sanitizing products and programs, as well as pest elimination, maintenance and repair services primarily to hotels and restaurants, healthcare and educational facilities, quick service (fast-food and convenience store) units, grocery stores, commercial and institutional laundries, light industry, dairy plants and farms, food and beverage processors and the vehicle wash industry. A strong commitment to customer support and sustainable solutions is a distinguishing characteristic of our business.  Additional information on our business philosophy is found below under the heading “Additional Information — Competition” of this Item 1(c).

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

United States Cleaning & Sanitizing Segment

The “United States Cleaning & Sanitizing” segment is comprised of six business units which provide cleaning and sanitizing products and programs to United States markets.

Institutional: The Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions, as well as food safety products and equipment, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries, and water filters to the foodservice industry. The Institutional Division also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, health care and commercial facilities. The Institutional Division manufactures and markets various chemical dispensing device systems, which are made available to customers, to dispense our cleaners and sanitizers. In addition, the Institutional Division markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

We believe that we are the leading supplier of chemical warewashing products and programs to institutions in the United States.

The Institutional Division sells its products and programs primarily through company-employed field sales personnel. However, to a significant degree, we also utilize independent, third-party foodservice distributors to market and sell our products to smaller accounts or accounts which purchase through distributors. We provide the same customer support to accounts supplied by food distributors as to direct customers.

Food & Beverage: Our Food & Beverage Division addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors. The Food & Beverage Division is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. The Food & Beverage Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base. Farm products are sold through dealers and independent, third-party distributors, while plant products are sold primarily by our field sales personnel. The Food & Beverage Division also offers water care programs primarily to treat water used for heating and cooling systems and manufacturing processes. In addition, through its Ecovation business, the Food & Beverage Division offers customized wastewater treatment solutions that also can generate energy.

We believe that we are one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

Kay: Our Kay Division (which consists of certain wholly-owned subsidiaries of Ecolab Inc.) supplies chemical cleaning and sanitizing products primarily to national and regional quick service restaurant chains.  Kay’s products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools.  Products are sold under the “Kay” brand or the customer’s private label. In addition, Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers. Kay’s customized cleaning and sanitation programs are designed to reduce labor costs and product usage while increasing sanitation levels, cleaning performance, equipment life and safety levels.

Kay employs a direct field sales force which primarily calls upon national and regional quick service restaurants and franchisees, although the sales are made to distributors who supply the chain or franchisee’s units.

We believe that our Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick service restaurant industry in the United States. While Kay’s customer base has been growing, Kay’s business is largely dependent upon a limited number of major quick service restaurant chains and franchisees.

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

Healthcare: Our Healthcare Division provides infection prevention and other healthcare related offerings to acute care hospitals, surgery centers, dental offices and veterinary clinics.  The Healthcare Division’s proprietary infection prevention products (hand hygiene, hard surface disinfectants, instrument cleaners, patient drapes, fluid control and equipment drapes) are sold primarily under the “Ecolab” and “Microtek” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  Microtek Medical, acquired in November 2007, is a leader in niche branded specialty surgical drapes and fluid control products.  The Healthcare Division sells its products and programs primarily through company-employed field sales personnel but also sells through healthcare distributors.

Textile Care: Our Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related programs, to large industrial and commercial laundries.  Typically these customers include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries. Products and programs include laundry cleaning and specialty products, related dispensing equipment, plus water and energy management which are marketed primarily through company-employed field sales personnel and, to a lesser extent, through independent, third-party distributors. The Textile Care Division’s programs are designed to meet our customers’ need for exceptional cleaning, while extending the useful life of linen and reducing the customer’s overall operating cost.

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

Pest Elimination: Our Pest Elimination Division provides services designed to detect, eliminate and prevent pests in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers. These services are sold and performed by company-employed field sales and service personnel. In addition, through our EcoSure Food Safety Management business, we provide customized on-site evaluations, training and quality assurance services to foodservice operations.

GCS Service: GCS Service provides equipment repair and maintenance services for the commercial food service industry. Repair services are offered for in-warranty repair, acting as the Manufacturer’s Authorized Service Agent, as well as after warranty repair. In addition, GCS Service operates as a parts distributor to repair service companies and end users.

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

In general, the businesses conducted internationally are similar to those conducted in the United States but are managed on a geographic basis. The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations. They are conducted in virtually all our International locations and, compared to the United States, constitute a larger portion of the overall business. Healthcare and Textile Care are also significant businesses in our International operations, particularly in Europe. Kay also has sales in a number of International locations. A significant portion of Kay’s international sales are to international units of United States-based quick service restaurant chains. Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

Our Pest Elimination business continues to expand its geographic coverage. Since 2001, we have entered markets in Asia, Western Europe, Latin America and South Africa, with the largest operations in France and the United Kingdom.

Our other businesses are conducted less extensively in our International locations. However, in general, most of the principal businesses conducted in the United States are also operated in Canada.

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

Our objective is to achieve a significant presence in each of our business markets. In general, competition is based on customer support, product performance and price. We believe we compete principally by providing superior value, premium customer support and differentiated products to help our customers protect their brand reputation. Value is provided by state-of-the-art cleaning, sanitation and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction. This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on ways to lower operating costs and helping them comply with safety, environmental and sanitation regulations. In addition to our consultative approach, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation programs to our customers and to provide that level of customer support to multiple locations of chain customer organizations worldwide. This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Sales: Products, systems and services are primarily marketed in domestic and international markets by company-trained field sales personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation needs. Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the three reportable segments above.

Number of Employees: We had approximately 26,500 employees as of December 31, 2008.

Customers and Classes of Products: We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick service chains and franchisees. Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit. We sell two classes of products which each constitute 10 percent or more of our sales. Sales of warewashing products in 2008, 2007 and 2006 approximated 21, 22 and 21 percent, respectively, of our consolidated net sales. In addition, through our Institutional and Textile Care businesses, we sell laundry products and provide customer support to a broad range of laundry customers. Sales of laundry products and services in 2008, 2007 and 2006 approximated 11, 10 and 10 percent, respectively, of our consolidated net sales.

Patents and Trademarks: We own and license a number of patents, trademarks and other intellectual property, including through a license agreement with Henkel AG & Co. KGaA. While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark.

Seasonality: Overall our business does not have a significant degree of seasonality. However, we do experience variability in our quarterly operating results due to sales volume and business mix fluctuations in our operating segments. Note 17, entitled “Quarterly Financial Data” located on page 51 of the Annual Report, is incorporated herein by reference.

Working Capital: We have invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense our cleaning and sanitizing products. Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution: We manufacture most of our products and related equipment in Company-owned manufacturing facilities. Some products are also produced for us by third-party contract manufacturers. Other products and equipment are purchased from third-party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 15 of this Form 10-K under the heading “Properties.”

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

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. “Green” chemistry initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts and Vermont.  In 2009, green chemistry and ingredient disclosure legislation may be introduced at the federal level.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material negative effect on our consolidated results of operations, financial position or cash flows to date.

Re-authorization of the Toxic Substances Control Act (“TSCA”) and a re-set of the TSCA Inventory are being discussed in the U.S. Congress.  Ecolab anticipates that compliance with new requirements could be similar to the costs associated with the Registration, Evaluation and Authorization of Chemicals regulation recently adopted in the European Union, which is discussed below.

REACH: The European Union has developed a new regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”). It established a new European Chemicals Agency in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. Under REACH, all “new” and “existing” chemicals produced or imported into the European Union in quantities above one ton per year must be registered in a central database. Ecolab has met the pre-registration requirements of REACH, and is on track to meet the upcoming deadlines and requirements in 2009 and beyond.  To help manage this new program, Ecolab is simplifying its product line and working with chemical suppliers to comply with registration requirements. For chemicals deemed to be of most concern, industry must gain specific authorization for particular uses which have been demonstrated to be safe. Ecolab has minimized use of these chemicals which are designated as “chemicals of high concern.”  The impact of REACH will also be felt by our competitors. Potential costs to us are not yet fully quantifiable, but are not expected to significantly affect our consolidated results of operations, financial position or cash flows.

GHS:  In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized safety labeling and safety warnings. Individual countries and regional organizations either have begun to implement GHS or are considering what portions of it will be adopted and within what timeframe. Most countries in which we operate will adopt GHS-related legislation. The primary cost of compliance will revolve around authoring of material safety data sheets and product labeling, and we are working toward a phased-in approach to mitigate risks of GHS implementation. Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain approximately 330 product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3,308,000 in 2008 and $2,800,000 in 2007.

In Europe, the Biocidal Product Directive (98/8/EC) (“BPD”) established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage requirements associated with the BPD, and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the BPD phase-in period ending in 2014, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period, or our financial position.

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

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental health and safety projects worldwide were approximately $8,900,000 in 2008 and $8,100,000 in 2007. Approximately $4,200,000 has been  budgeted globally for projects in 2009.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly applies to Ecolab at the present time; however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab has joined U.S. EPA’s Climate Leaders program, and as part of that program we have pledged to develop a corporate-wide U.S. GHG emission inventory and work with EPA to set a GHG reduction goal.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 17 sites in the United States. Additionally, we have similar liability at eight sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation. Pursuant to an Environmental Agreement dated December 7, 2000 with Henkel AG & Co. KGaA, Henkel agreed to indemnify us for certain environmental liabilities associated with the parties’ former joint venture in Europe. We have requested euro 261,046 (approximately $368,000 at December 31, 2008) from Henkel for environmental costs during 2008.

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

Our worldwide net expenditures for contamination remediation were approximately $614,000 in 2008 and $1,060,000 in 2007. Including the ChemLawn matter described below, our worldwide accruals at December 31, 2008 for probable future remediation expenditures totaled approximately $3,751,000. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or liquidity. In addition, we have retained responsibility for certain sites where our former ChemLawn business is a PRP. Currently there is one such location and ChemLawn is a de minimis party. Anticipated costs currently accrued for these matters were included in our loss from our discontinued ChemLawn operations in 1991. The accrual remaining reflects our best estimate of probable future costs for the one remaining site.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 49 and 50 of the Annual Report, is incorporated herein by reference.

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

Executive Officers of the Registrant.

The persons listed in the following table are our current executive officers. Officers are elected annually. There is no family relationship among any of the directors or executive officers, and no executive officer has been involved during the past five years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 2004

Douglas M. Baker, Jr.	50	Chairman of the Board, President and Chief Executive Officer	May 2006 – Present

		President and Chief Executive Officer	Jul. 2004 – Apr. 2006

		President and Chief Operating Officer	Jan. 2004 – Jun. 2004

Name	Age	Office	Positions Held Since Jan. 1, 2004

Lawrence T.	60	General Counsel and Secretary	Feb. 2008 - Present
Bell
		Senior Vice President, General Counsel and Secretary	Jan. 2004 – Jan. 2008

Larry L. Berger	48	Chief Technical Officer and Senior Vice President-Research, Development & Engineering	Apr. 2008 – Present (1)

John J.	43	Vice President and Corporate Controller	Apr. 2008 – Present
Corkrean
		Vice President and Treasurer	May 2006 – Mar. 2008

		Professional Products Vice President Distributor Sales	Apr. 2005 – Apr. 2006

		Professional Products Vice President and Controller	Jan. 2004 – Mar. 2005

Steven L.	54	Chief Financial Officer	Feb. 2008 – Present
Fritze
		Executive Vice President and Chief Financial Officer	Feb. 2004 – Jan. 2008

		Senior Vice President and Chief Financial Officer	Jan. 2004 – Jan. 2004

Robert K.	51	Senior Vice President – Global Supply Chain	Oct. 2005 – Present
Gifford
		Vice President – Supply Chain Management	Sep. 2004 – Sep. 2005 (2)

Thomas W. Handley	54	President – Industrial and Services North America Sector	Dec. 2007 - Present

		Executive Vice President – Industrial Sector	Apr. 2006 – Nov. 2007

		Executive Vice President – Specialty Sector	Jan. 2004 – Mar. 2006

Michael A. Hickey	47	Senior Vice President – Global Business Development and General Manager GCS Service	Jan. 2009 - Present

		Senior Vice President – Global Business Development	Jan. 2006 – Dec. 2008

		Senior Vice President – Global / Corporate Accounts	Nov. 2005 – Dec. 2005

		Vice President – Global/Corporate Accounts, Institutional Division	Jan. 2004 – Oct. 2005

Phillip J. Mason	58	President – International Sector	Dec. 2007 - Present

Name	Age	Office	Positions Held Since Jan. 1, 2004
Phillip J. Mason (con’t)		Executive Vice President – Asia Pacific and Latin America	Dec. 2004 – Nov. 2007

		Senior Vice President – Strategic Business Development	May 2004 – Nov. 2004 (3)

Michael L. Meyer	51	Senior Vice President-Human Resources	Feb. 2008 – Present (4)

James A.	52	President – Institutional North America Sector	Dec. 2007 - Present
Miller
		Executive Vice President – Institutional Sector North America	Jan. 2004 – Nov. 2007

Susan K. Nestegard	48	Executive Vice President – Global Healthcare Sector	Apr. 2008 - Present

		Senior Vice President – Research, Development and Engineering and Chief Technical Officer	Dec. 2004 – Mar. 2008

		Vice President – Research, Development and Engineering and Chief Technical Officer	Jan. 2004 – Nov. 2004

Robert P. Tabb	58	Vice President and Chief Information Officer	Jan. 2004 – Present

James H. White	44	President-EMEA Sector	Dec. 2007 – Present

		Executive Vice President – EMEA	Apr. 2007 – Nov. 2007

		Senior Vice President – Strategy and Marketing Development	May 2006 – Mar. 2007

		Senior Vice President – Strategic Planning	Oct. 2005 – Apr. 2006 (5)

(1)	Prior to joining Ecolab in 2008, Dr. Berger spent 22 years with E.I. duPont de Nemours and Company, most recently as Chief Technical Officer for DuPont Nonwovens.

(2)

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

(4)

Prior to joining Ecolab in 2008, Mr. Meyer was employed for 24 years by Abbott Laboratories, most recently as Vice President Vascular Business Latin America and Canada. Mr. Meyer’s management and executive experience includes 22 years in Human Resources and assignments in Canada and Hong Kong.

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

Our results depend upon the continued vitality of the markets we serve: Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care and food processing industries, can adversely impact our end-users who are sensitive to changes in travel and dining activities. The current decline in economic activity is adversely affecting these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products, which would likely in turn have an adverse impact on our business.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and are expected to have a material adverse impact on our business in the future. The global economy is currently experiencing considerable disruption and volatility, and the disruption has been particularly acute in the global credit markets. While currently these disruptions have not impaired our ability to access credit markets, there can be no assurance that there will not be a further deterioration in the markets in which we operate. As a result, ongoing disruption in the global economy could adversely affect our consolidated results of operations, financial position or cash flows.

Our results can be adversely affected by fluctuations in the cost of raw materials: The prices of raw materials used in our business can fluctuate from time to time, and have increased significantly in recent years. Changes in oil or raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can adversely affect our consolidated results of operations, financial position or cash flows. In addition, recent volatility and disruption in economic activity and conditions could disrupt or delay the performance of our suppliers or otherwise impact our ability to obtain raw materials at favorable prices or on favorable terms, which may adversely affect our business.

Our growth depends upon our ability to successfully compete with respect to value, product offerings and customer support: Our competitive market is made up of numerous national, regional and local competitors. Our ability to compete depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize innovative, high value-added products for niche applications. There can be no assurance that we will be able to accomplish this or that technological developments by our competitors will not place certain of our products at a competitive disadvantage in the future. In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets. If we fail to timely introduce new technologies, we may lose market share and our consolidated results of operations, financial position, or cash flows could be adversely affected.

We enter into multi-year contracts with customers that can impact our results: We enter into multi-year contracts with some of our customers which include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have an adverse impact on our margins and operating income.

Consolidation of our customers and vendors can affect our results: Customers and vendors in the foodservice, hospitality, travel, healthcare and food processing industries have been consolidating in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and operating income.

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

War (including acts of terrorism or hostilities), natural or manmade disasters or severe weather conditions or public health epidemics affecting the foodservice, hospitality and travel industries cause a downturn in the business of restaurants, motels and hotels and other of our customers, which in turn can have a material adverse impact on our consolidated results of operations, financial position, and cash flows.

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

Item 2.  Properties.

Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate internal production processes. Currently, most products that we sell are manufactured at our facilities.

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

The following chart profiles our main manufacturing facilities with ongoing production activities. In general, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International” segment. However, certain United States facilities do manufacture products for export which are used by the International segment. The facilities having export involvement are marked with an asterisk (*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Emulsions, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids, Emulsions	Owned
Martinsburg, WV	228,000	Liquids, Emulsions	Owned
Hebron, OH	196,000	Liquids, Emulsions	Owned
Greensboro, NC	193,000	Solids, Liquids, Powders	Owned
San Jose, CA	175,000	Liquids, Emulsions	Owned
McDonough, GA*	141,000	Solids, Liquids, Emulsions	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL *	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX *	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased

INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,000	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,000	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Sao Paulo, BRAZIL	62,000	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,000	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	53,000	Liquids	Leased
Guangzhou, CHINA	50,000	Liquids, Powders	Leased
Baglan, UNITED KINGDOM	50,000	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	27,000	Liquids, Powders	Owned
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	23,000	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,000	Liquids, Powders	Owned
Acuna, MEXICO	21,000	Medical Devices	Leased
Racibor, POLAND	20,000	Liquids	Leased
Toulon, FRANCE	20,000	Medical Devices	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	8,000	Liquids, Powders	Owned

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

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through 2013. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2011 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. In 2004, we purchased a 90 acre campus in Eagan, Minnesota to provide for future growth. The acquired facility houses our research and development and data center requirements as well as several of our administrative functions.

Item 3. Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on pages 44 and 45 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2008 and 2007 were as follows:

	2008		2007
Quarter	High	Low	High	Low
First	$52.35	$42.52	$45.37	$37.01
Second	$48.91	$42.89	$44.79	$41.12
Third	$52.16	$42.00	$47.59	$39.01
Fourth	$49.99	$29.56	$52.78	$44.82

The closing Common Stock price on January 30, 2009 was $33.96.

Holders:  On January 30, 2009, we had 5,169 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 72 consecutive years. Quarterly cash dividends of $0.115 per share were declared in February, May and August 2007. Cash dividends of $0.13 per share were declared in December 2007, and February, May and August 2008. A dividend of $0.14 per share was declared in December 2008.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2008	376,190	$ 40.5126	375,700	3,945,862
November 1-30, 2008	11,347,098	$ 26.5327	11,346,098 (4)	3,945,862
December 1-31, 2008	0	$0	0	3,945,862
Total	11,723,288	$ 26.9813	11,721,798	3,945,862

(1)

Includes 1,490 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)(4)

As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions. As announced on November 10, 2008, our Board of Directors authorized the purchase of $300,000,000 of stock from Henkel AG & Co. KGaA and its affiliate. The authorized repurchase was completed on November 19, 2008, with the purchase of 11,346,098 shares.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 54 and 55 of the Annual Report, are incorporated herein by reference.

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

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 31 through 55 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal to Elect Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 10 through 12 of this Form 10-K, and is incorporated herein by reference.

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

A total of 541,813 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2008, which are actually issued and outstanding.

Equity Compensation Plan Information: The following table presents, as of December 31, 2008, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,832,401(1)(2)	$ 34.51(2)	4,746,982
Equity compensation plans not approved by security holders	-0-	—	-0-
Total	22,832,401(1)(2)	$ 34.51(2)	4,746,982

(1)

Includes 137,276 Common Stock equivalents under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan. These Common Stock equivalents represent deferred compensation earned by non-employee directors and are excluded from the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)

Includes 3,349 shares of our Common Stock subject to stock options with a weighted-average exercise price of $30.09, which we assumed in connection with our acquisition of Alcide Corporation effective July 30, 2004. These assumed options are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the NYSE dated August 18, 2004. The respective Alcide plans were amended to prohibit future grants.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Information appearing under the headings entitled “Director Independence Standards and Determinations” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2008, 2007 and 2006, Annual Report page 31.

	(ii)	Consolidated Balance Sheet at December 31, 2008 and 2007, Annual Report page 32.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2008, 2007 and 2006, Annual Report page 33.

	(iv)	Consolidated Statement of Comprehensive Income and Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006, Annual Report page 34.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 35 through 52.

	(vi)	Report of Independent Registered Public Accounting Firm, Annual Report page 53.

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

	B.	By-Laws, as amended through August 1, 2008 – Incorporated by reference to Exhibit (3.1) of our Form 8-K dated November 10, 2008.

	(4) A.	Common Stock - see Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate effective February 28, 2007 – Incorporated by reference to Exhibit (4)B of our Form 10-K Annual Report for the year ended December 31, 2006.

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

D.

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J. P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	E.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 - Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	F.	Form of 6.875% Note due February 2, 2011 - Incorporated by reference to Exhibit 4(C) of our Form 8-K dated January 23, 2001.

G.

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated February 8, 2008.

	H.	Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4)H above.

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

(ii)

Extension Confirmation Notice, dated May 14, 2007, under the Multicurrency Credit Agreement, dated as of September 29, 1993, as amended and restated as of June 1, 2006 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 14, 2007.

(iii)

Increase of Commitments Agreement dated as of October 29, 2007 by and among Ecolab Inc., Citibank, N.A., JPMorgan Chase Bank, N.A., Credit Suisse, Cayman Islands Branch, National Association, Wells Fargo Bank, National Association, ABN AMRO Bank N.A., Bank of America, N.A. and Barclays Bank PLC, as increasing banks, and Citibank, N.A., as agent — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2007.

B.	Documents comprising global Commercial Paper Programs

	(i)	U.S. $200,000,000 Euro-Commercial Paper Programme

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers) — Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

(b)

Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent — Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

(c)   Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH — Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

(d)   Deed of Guarantee made on 2 December 2005 — Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program

(a)   Form of Commercial Paper Dealer Agreement for 4 (2) Program.  Agreements have been executed with Salomon Smith Barney, Inc. and J.P. Morgan Securities Inc., Wachovia Securities, LLC and Banc of America Securities LLC - Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

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

D.	(i)	1995 Non-Employee Director Stock Option Plan — Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

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

	(iv)	Amendment No. 3 to 1995 Non-Employee Director Stock Option Plan, adopted October 31, 2008.

E.	(i)

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

(v)

Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008 — Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

(vi)

Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008 — Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).

F.	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.

Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)

Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 — Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

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

I.

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10)N hereof.

J.	Ecolab Financial Counseling Plan (Effective January 1, 2005).

K.	Ecolab Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2005).

L.	Ecolab Mirror Savings Plan (Amended and Restated effective as of January 1, 2005).

M.	Ecolab Mirror Pension Plan (Amended and Restated effective as of January 1, 2005).

N.	Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005).

O.	(i) Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004 — Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

(ii)

Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan — Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

P.	Ecolab Inc. Change in Control Severance Compensation Policy, effective as of January 1, 2005, adopted December 19, 2008.

Q.	Description of Ecolab Management Incentive Plan.

R.	Stock Purchase Agreement, dated November 10, 2008, among Henkel AG & Co. KGaA, Henkel Corporation and Ecolab Inc. — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 10, 2008.

S.	(i) Ecolab Inc. 2002 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002

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

T.	2009 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.

U.	Non-Employee Director Compensation and Benefits Summary.

V.	(i) Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

(ii) Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.

(iii)

Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008 — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(iv) Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.

(v)

Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

W.	Policy on Reimbursement of Incentive Payments adopted December 4, 2008.

(13)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2008 which are incorporated by reference into Parts I and II hereof.

(14)A.	Code of Conduct — Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.	Code of Ethics for Senior Officers and Finance Associates — Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries as of January 31, 2009.

(23)	Consent of Independent Registered Public Accounting Firm at page 29 hereof is filed as a part hereof.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a) Certifications.

(32)	Section 1350 Certifications.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)C.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)D.	1995 Non-Employee Director Stock Option Plan.

(10)E.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G.	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)Q.	Description of Ecolab Inc. Management Incentive Plan.

(10)S.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)T.	2009 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.

(10)U.	Non-Employee Director Compensation and Benefits Summary.

(10)V.	Ecolab Inc. 2005 Stock Incentive Plan.

(10)W.	Policy on Reimbursement of Incentive Payments adopted December 4, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2009.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 27th day of February 2009.

/s/Douglas M. Baker, Jr.	Chairman of the Board, President
Douglas M. Baker, Jr.	and Chief Executive Officer
(Principal Executive Officer and Director)

/s/Steven L. Fritze	Chief Financial Officer
Steven L. Fritze	(Principal Financial Officer)

/s/John J. Corkrean	Vice President and Controller
John J. Corkrean	(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for:
Barbara J. Beck, Les S. Biller, Richard U. De Schutter, Jerry A. Grundhofer, Joel W. Johnson, Jerry W. Levin, Robert L. Lumpkins, Beth M. Pritchard and John J. Zillmer

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; and 333-149148) and Form S-3 (Registration No. 333-149052) of Ecolab Inc. of our report dated February 27, 2009 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 27, 2009

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.		Document	Method of Filing

(3)	A.	Restated Certificate of Incorporation of Ecolab Inc., dated as of February 27, 2006, effective as of March 13, 2006.	Incorporated by reference to Exhibit (3)A of our Form 10-K Annual Report for the year ended December 31, 2005.

	B.	By-Laws, as amended through August 1, 2008.	Incorporated by reference to Exhibit (3.1) of our Form 8-K dated November 10, 2008.

(4)	A.	Common Stock.	See Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate effective February 28, 2007.	Incorporated by reference to Exhibit (4)B of our Form 10-K Annual Report for the year ended December 31, 2006.

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

Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

D.

Amended and Restated Indenture dated as of January 9, 2001 between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor to J.P. Morgan Trust Company, National Association and Bank One, NA as Trustee.)

Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	E.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	F.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(C) of our Form 8-K dated January 23, 2001.

	G.	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated February 8, 2008.

	I.		Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4)H above.

(10)	A.	(i)

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

Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

			(b) Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

		(c) Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

		(d) Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.
	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program.

		(a) Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc., Wachovia Securities, LLC and Banc of America Securities LLC.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

	(iv)	Amendment No. 3 to 1995 Non-Employee Director Stock Option Plan, adopted October 31, 2008.	Filed herewith electronically.

E.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	(v)	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

	(vi)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).	Filed herewith electronically.

F.		Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.		Ecolab Financial Counseling Plan (Effective January 1, 2005).	Filed herewith electronically.

K.		Ecolab Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2005).	Filed herewith electronically.

L.		Ecolab Mirror Savings Plan (Amended and Restated effective as of January 1, 2005).	Filed herewith electronically.

M.		Ecolab Mirror Pension Plan (Amended and Restated effective as of January 1, 2005.	Filed herewith electronically.

N.		Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005).	Filed herewith electronically.

O.	(i)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended March 31, 2004.

	(ii)	Amendment No. 1 adopted February 26, 2005 to the Ecolab Inc. Management Performance Incentive Plan.	Incorporated by reference to Exhibit (10)O(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

P.		Ecolab Inc. Change in Control Severance Compensation Policy, effective as of January 1, 2005, adopted December 19, 2008.	Filed herewith electronically.

Q.		Description of Ecolab Management Incentive Plan.	Filed herewith electronically.

R.		Stock Purchase Agreement, dated November 10, 2008, among Henkel AG & Co. KGaA, Henkel Corporation and Ecolab Inc.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 10, 2008.

	S.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

		(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

		(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	T.		2009 Named Executive Officer Summary of Base Salary, Bonus Award Opportunities, and Executive Benefits and Perquisites.	Filed herewith electronically.

	U.		Non-Employee Director Compensation and Benefits Summary.	Filed herewith electronically.

	V.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

		(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Filed herewith electronically.

		(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

		(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Filed herewith electronically.

		(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

	W.		Policy on Reimbursement of Incentive Payments adopted December 4, 2008	Filed herewith electronically.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2008 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14)A.	Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.	Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries as of January 31, 2009.	Filed herewith electronically.

(23)	Consent of Independent Registered Public Accounting Firm at page 29 hereof is filed as a part hereof.	See page 29 hereof.

(24)	Powers of Attorney.	Filed herewith electronically.

(31)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)	Section 1350 Certifications.	Filed herewith electronically.