Form 10-Q
period 2009-03-31
ECOLAB INC
filed 2009-05-08
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☐   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009.

236,486,254 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share)	2009	2008
	(unaudited)

Net sales	$1,348.2	$1,457.9

Cost of sales (including special charges of $8.0 in 2009)	707.9	738.3

Selling, general and administrative expenses	516.3	557.0

Special gains and charges	26.5	1.9

Operating income	97.5	160.7

Interest expense, net	15.8	14.8

Income before income taxes	81.7	145.9

Provision for income taxes	24.0	42.8

Net income	57.7	103.1

Less: Net income attributable to noncontrolling interest	0.3	0.2

Net income attributable to shareholders	$57.4	$102.9

Net income per common share
Basic	$0.24	$0.42
Diluted	$0.24	$0.41

Dividends declared per common share	$0.14	$0.13

Weighted-average common shares outstanding
Basic	236.1	247.0
Diluted	238.1	251.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2009	2008
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$79.5	$66.7

Accounts receivable (net of allowance of $46.4 at March 31, 2009 and $43.8 at December 31, 2008)	913.3	971.0

Inventories	467.6	467.2

Deferred income taxes	92.6	94.7

Other current assets	130.1	91.5

Total current assets	1,683.1	1,691.1

Property, plant and equipment, net	1,114.0	1,135.2

Goodwill	1,260.8	1,267.7

Other intangible assets, net	317.6	326.7

Other assets	328.3	336.2

Total assets	$4,703.8	$4,756.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	March 31	December 31
(millions, except per share)	2009	2008
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$420.6	$338.9

Accounts payable	308.9	359.6

Compensation and benefits	213.9	261.1

Income taxes	32.3	46.3

Other current liabilities	445.7	436.0

Total current liabilities	1,421.4	1,441.9

Long-term debt	797.8	799.3

Postretirement health care and pension benefits	636.3	680.2

Other liabilities	256.2	256.5

Equity (a)
Common stock	328.0	328.0
Additional paid-in capital	1,100.4	1,090.5
Retained earnings	2,641.4	2,617.0
Accumulated other comprehensive income	(379.9)	(359.1)
Treasury stock	(2,105.0)	(2,104.8)
Total shareholders’ equity	1,584.9	1,571.6
Noncontrolling interest	7.2	7.4
Total equity	1,592.1	1,579.0

Total liabilities and equity	$4,703.8	$4,756.9

(a)  Common stock, 400 million shares authorized, $1.00 par value per share, 236.3 million shares outstanding at March 31, 2009, 236.2 million shares outstanding at December 31, 2008.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)

OPERATING ACTIVITIES

Net income	$57.7	$103.1

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80.4	84.9
Deferred income taxes	5.8	(5.5)
Share-based compensation expense	7.9	7.7
Excess tax benefits from share-based payment arrangements	(0.2)	(3.6)
Pension and postretirement plan contributions	(56.1)	(6.2)
Pension and postretirement plan expense	20.2	18.0
Special charges-restructuring	24.7	—
Other, net	2.3	1.6
Changes in operating assets and liabilities:
Accounts receivable	45.0	(29.9)
Inventories	(5.8)	(15.4)
Other assets	(20.9)	(39.8)
Accounts payable	(48.2)	27.1
Other liabilities	(85.4)	(5.0)

Cash provided by operating activities	$27.4	$137.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(51.2)	$(75.5)
Capitalized software expenditures	(8.0)	(16.7)
Property sold	0.7	0.7
Businesses acquired and investments in affiliates, net of cash acquired	(4.5)	(199.3)
Sale of businesses	—	2.2
Deposit into indemnification escrow	—	(21.0)

Cash used for investing activities	(63.0)	(309.6)

FINANCING ACTIVITIES

Net issuances of commercial paper and notes payable	81.8	36.8
Long-term debt borrowings	—	248.0
Long-term debt repayments	(2.0)	(0.7)
Reacquired shares	(0.1)	(18.6)
Cash dividends on common stock	(33.0)	(32.0)
Exercise of employee stock options	1.8	15.8
Excess tax benefits from share-based payment arrangements	0.2	3.6
Other, net	—	(0.4)

Cash provided by financing activities	48.7	252.5

Effect of exchange rate changes on cash	(0.3)	2.2

INCREASE IN CASH AND CASH EQUIVALENTS	12.8	82.1

Cash and cash equivalents, beginning of period	66.7	137.4

Cash and cash equivalents, end of period	$79.5	$219.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the first quarters ended March 31, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the unaudited financial information of the company for the first quarters ended March 31, 2009 and 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated April 28, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Cost of sales
Restructuring charges	$8.0	$—

Special gains and charges
Restructuring charges	24.7	—
Business structure and optimization	1.0	1.8
Gain on sale of business	—	(1.7)
Other non-recurring items	0.8	1.8
Total	26.5	1.9

Total special charges	$34.5	$1.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

In the first quarter of 2009, the company announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. The restructuring plan includes a reduction of the company’s global workforce by approximately 1,000 positions or 4% and the reduction of plant and distribution center locations. A portion of these actions were completed during the first quarter, and as a result, the company recorded restructuring charges of $32.7 million ($20.9 million after tax) or $0.09 per diluted share.

The restructuring charge described above and subsequent reductions to the related liability accounts include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
Recorded expense and accrual	$31.2	$0.6	$0.9	$32.7
Cash payments	(8.0)			(8.0)
Non-cash charges		(0.6)	(0.9)	(1.5)
Restructuring liability, March 31, 2009	$23.2	$—	$—	$23.2

Restructuring charges on the Consolidated Statement of Income have been included both as a component of special gains and charges and as a component of cost of sales. Amounts included as a component of cost of sales include asset write-downs and manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

Employee termination costs in the first quarter include approximately 700 personnel reductions, and related costs for severance, benefits and outplacement services. Asset disposals include inventory and intangible asset write-downs related to the discontinuance of product lines which are not consistent with the company’s long-term strategies. Other charges include a one-time curtailment charge related to the company’s U.S. postretirement health care benefits plan.

The restructuring plan is expected to be finalized and actions completed during 2009.  The company anticipates additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of $65 million to $75 million ($42 million to $49 million after tax) for the full year 2009. The company anticipates that approximately $55 million to $65 million of the total restructuring charges represent cash expenditures, of which $8 million has been paid as of March 31, 2009 and the majority of the remainder is expected to be paid during 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

For segment reporting purposes, special gains and charges are included in the company’s Corporate segment, which is consistent with the company’s internal management reporting.

3.       Selected Balance Sheet Information

	March 31	December 31
(millions)	2009	2008
	(unaudited)
Inventories
Finished goods	$277.1	$263.8
Raw materials and parts	219.3	232.8
Inventories at FIFO cost	496.4	496.6
Excess of FIFO cost over LIFO cost	(28.8)	(29.4)
Total	$467.6	$467.2

Property, plant and equipment, net
Land	$26.3	$26.5
Buildings and leaseholds	329.6	330.6
Machinery and equipment	674.7	673.5
Merchandising equipment	1,329.3	1,333.3
Capitalized software	200.7	162.9
Construction in progress	91.4	125.5
	2,652.0	2,652.3
Accumulated depreciation	(1,538.0)	(1,517.1)
Total	$1,114.0	$1,135.2

Other intangible assets, gross
Customer relationships	$265.4	$266.9
Intellectual property	79.4	78.3
Trademarks	112.1	111.9
Other intangibles	53.8	54.0
	510.7	511.1
Accumulated amortization
Customer relationships	(124.5)	(120.3)
Intellectual property	(24.4)	(22.8)
Trademarks	(32.8)	(31.1)
Other intangibles	(11.4)	(10.2)
Other intangible assets, net	$317.6	$326.7

Other assets
Deferred income taxes	$155.7	$157.9
Pension	11.2	12.1
Other	161.4	166.2
Total	$328.3	$336.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information (Continued)

	March 31	December 31
(millions)	2009	2008
	(unaudited)
Other current liabilities
Discounts and rebates	$202.9	$211.5
Dividends payable	33.1	33.1
Interest payable	7.9	8.4
Restructuring liability	23.2	—
Other	178.6	183.0
Total	$445.7	$436.0

Other liabilities
Deferred income taxes	$73.0	$74.2
Income taxes payable - non-current	72.2	65.4
Other	111.0	116.9
Total	$256.2	$256.5

Accumulated other comprehensive income
Unrealized gain on financial instruments	$8.7	$8.0
Unrecognized pension and postretirement benefit expense	(361.9)	(364.7)
Cumulative translation	(26.7)	(2.4)
Total	$(379.9)	$(359.1)

4.     Interest

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Interest expense	$17.8	$17.3
Interest income	(2.0)	(2.5)
Interest expense, net	$15.8	$14.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions

The carrying amount and the estimated fair value of other financial instruments held by the company were:

	March 31,	December 31,
(millions)	2009	2008
Carrying amount
Assets
Cash and cash equivalents	$79.5	$66.7
Accounts receivable, net	913.3	971.0
Foreign exchange contracts	19.1	22.0
Liabilities
Foreign exchange contracts	5.3	7.6
Notes payable	58.7	17.8
Commercial paper	356.1	316.0
Long-term debt (including current maturities)	803.6	804.4
Fair value
Long-term debt (including current maturities)	$750.5	$713.8

The carrying amounts of cash equivalents, accounts receivable, notes payable and commercial paper approximate fair value because of their short maturities. The carrying amount of foreign exchange contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date (level 2 - significant other observable inputs). The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any amounts of financial assets and liabilities measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

DERIVATIVE INSTRUMENTS AND HEDGING

The company uses foreign currency forward contracts, interest rate swaps and foreign currency debt to manage risks generally associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company records all derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. The effective portion of changes in fair value of hedges are initially recognized in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheet. Amounts recorded in AOCI are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The company does not hold derivative financial instruments of a speculative nature. The company is exposed to credit loss in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. The company does not anticipate nonperformance by any of these counterparties.

DERIVITIVES DESIGNATED AS CASH FLOW HEDGES

Foreign currency forward contracts: The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted intercompany transactions, including royalty payments, management fees and inventory purchases. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All forecasted transactions will occur within the next twelve months.

Interest rate swap contracts: The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2006 the company closed two swap contracts related to the issuance of its senior notes. The settlement payment was recorded in AOCI and is recognized in earnings as part of interest expense over the remaining life of the senior notes as the forecasted interest transactions occur.

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS

The company also uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated intercompany receivables and payables.  Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated intercompany receivables and payables.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The following table summarizes the fair value of the company’s outstanding derivatives as of March 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(millions)	Location	Value	Location	Value
DERIVATIVES DESIGNATED AS HEDGING INSTRUMENTS:

Foreign currency forward contracts	Other current assets	$13.4	Other current liabilities	$3.6

DERIVATIVES NOT DESIGNATED AS HEDGING INSTRUMENTS:

Foreign currency forward contracts	Other current assets	5.7	Other current liabilities	1.7
Total Derivatives		$19.1		$5.3

The company had foreign currency forward exchange contracts with notional values that totaled approximately $389 million at March 31, 2009, and $486 million at December 31, 2008.

For the three months ended March 31, 2009, the impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

(millions)	Location	Amount
UNREALIZED GAIN (LOSS) RECOGNIZED INTO AOCI (EFFECTIVE PORTION):

Foreign currency forward contracts	AOCI (equity)	$6.2

GAIN (LOSS) RECLASSIFIED FROM AOCI INTO INCOME (EFFECTIVE PORTION):

Foreign currency forward contracts	Cost of sales	$1.0
	Selling, general and administrative expenses	1.2
		2.2
Interest rate swap contracts	Interest expense, net	(0.1)
		$2.1
GAIN (LOSS) RECOGNIZED IN INCOME ON DERIVATIVE (INEFFECTIVE PORTION):

Foreign currency forward contracts	Interest expense, net	$(0.6)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

For the three months ended March 31, 2009, the impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

(millions)	Location	Amount

GAIN (LOSS) RECOGNIZED IN INCOME

Foreign currency forward contracts	Selling, general and administrative expenses	$6.1
	Interest expense, net	(0.9)
		$5.2

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated intercompany receivables and payables.

NET INVESTMENT HEDGE

In December 2006, the company issued euro 300 million ($380 million as of March 31, 2009) aggregate principal amount of the company’s senior notes in two series: 4.355% Series A Senior Notes due 2013 in the aggregate principal amount of euro 125 million and 4.585% Series B Senior Notes due 2016 in the aggregate principal amount of euro 175 million. The company designated this debt and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains (losses) related to the euronotes charged to shareholders’ equity were $0.1 million and ($10.2) million in the first quarter of 2009 and 2008, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Comprehensive Income

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)

Net income	$57.7	$103.1

Other comprehensive income (loss), net of tax
Foreign currency translation	(24.3)	42.9
Derivative instruments	0.7	0.3
Pension and postretirement benefits	2.8	1.5
Total	(20.8)	44.7

Comprehensive income, including noncontrolling interest	36.9	147.8

Less: Comprehensive income (loss) attributable to noncontrolling interest
Net income	0.3	0.2
Foreign currency translation	(0.2)	0.3
Total	0.1	0.5

Comprehensive income attributable to shareholders	$36.8	$147.3

7.       Business Acquisitions and Investments

In February 2009, the company acquired assets of the Stackhouse business of CORPAK Medsystems, Inc.  Stackhouse is a leading developer, manufacturer and marketer of surgical helmets and smoke evacuators, primarily for use during orthopedic surgeries.  The business, which has annual sales of approximately $4 million, became part of the company’s U.S. Cleaning & Sanitizing operations during the first quarter of 2009.

Acquisitions in the first quarter of 2009 and 2008 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments (Continued)

Based upon purchase price allocations and subsequent adjustments thereto, the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)

Net tangible assets acquired	$2.3	$43.5

Identifiable intangible assets
Customer relationships	0.9	12.0
Intellectual property	1.0	28.3
Trademarks	—	15.9
Other intangibles	—	9.6
Total	1.9	65.8

Goodwill	0.3	111.0
Total aggregate purchase price	$4.5	$220.3

Liability for indemnification	—	(21.0)
Net cash paid for acquisitions	$4.5	$199.3

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the first quarter ended March 31, 2009 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2008	$443.6	$50.5	$494.1	$773.6	$1,267.7

Goodwill acquired during quarter	0.3	—	0.3	—	0.3

Foreign currency translation	—	—	—	(7.2)	(7.2)

Balance as of March 31, 2009	$443.9	$50.5	$494.4	$766.4	$1,260.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Net Income Per Common Share

The computations of the basic and diluted net income per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2009	2008
	(unaudited)

Net income attributable to shareholders	$57.4	$102.9

Weighted-average common shares outstanding
Basic	236.1	247.0
Effect of dilutive stock options and awards	2.0	4.5
Diluted	238.1	251.5

Net income per common share
Basic	$0.24	$0.42
Diluted	$0.24	$0.41

Stock options to purchase approximately 15.1 million shares and 5.3 million shares for the first quarter ended March 31, 2009 and 2008, respectively, were anti-dilutive and, therefore, were not included in the computation of diluted common shares outstanding.

Restricted stock awards of 85,127 shares and 84,845 shares for the first quarter ended March 31, 2009 and 2008, respectively, were excluded from the computation of basic weighted-average shares outstanding because such shares were not yet vested at these dates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2009	2008	2009	2008	2009	2008

Service cost	$11.8	$11.2	$3.8	$4.9	$0.5	$0.6
Interest cost on benefit obligation	14.8	13.0	5.9	6.6	2.4	2.4
Expected return on plan assets	(18.9)	(17.6)	(3.9)	(4.8)	(0.4)	(0.6)
Recognition of net actuarial loss	4.0	2.2	0.4	0.3	1.1	1.1
Amortization of prior service cost (benefit)	0.1	0.3	0.1	—	(1.5)	(1.6)
Curtailment loss	—	—	—	—	0.9	—

Total expense	$11.8	$9.1	$6.3	$7.0	$3.0	$1.9

During the first quarter the company took actions under the restructuring program that reduced the number of active participants in both the U.S. pension and postretirement health care benefit plans. As a result of these actions, the company recognized a curtailment charge of $0.9 million related to the postretirement health care benefits plan that is included as a component of restructuring charges as discussed in Note 2. The actions were not significant to the U.S. pension plans; therefore, no curtailment was recognized.

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2009. However, in the first quarter of 2009, the company made a $50 million voluntary contribution to the U.S. pension plan.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $6 million to its international pension benefit plans during the first quarter of 2009. The company currently estimates that it will contribute approximately $17 million to the international pension benefit plans during the remainder of 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$622.9	$653.4
Other Services	107.1	110.4
Total	730.0	763.8
International	625.0	609.0
Effect of foreign currency translation	(6.8)	85.1
Consolidated	$1,348.2	$1,457.9
Operating Income
United States
Cleaning & Sanitizing	$102.6	$105.2
Other Services	13.2	7.0
Total	115.8	112.2
International	21.6	45.2
Effect of foreign currency translation	(0.8)	10.1
Corporate	(39.1)	(6.8)
Consolidated	$97.5	$160.7

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2009.

Consistent with the company’s internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes investments in the development of business systems and other corporate investments the company is making as part of ongoing efforts to improve efficiency and returns.

Total service revenue for the U.S. Other Services segment was $89.6 million and $90.4 million for the first quarter ended March 31, 2009 and 2008, respectively. Total service revenue for the International segment at public currency exchange rates was $38.4 million and $44.7 million for the first quarter ended March 31, 2009 and 2008, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.     Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. No adjustments to the carrying value of goodwill were necessary during the first quarter of 2009.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, intellectual property, trademarks and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 years as of both March 31, 2009 and 2008.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarters ended March 31, 2009 and 2008 was $10.0 million and $14.8 million, respectively.  As of March 31, 2009, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2009 (Remainder: nine-month period)	$32
2010	39
2011	38
2012	37
2013	35

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. In February 2008, the FASB announced the deferral for one year the effective date of SFAS 157 for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amended SFAS 157 to add a scope exception for leasing transactions subject to SFAS 13 Accounting for Leases from its application. The company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 1, 2009 for non-financial assets and liabilities. The adoption did not have an impact on the company’s consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The company adopted SFAS 141R effective January 1, 2009. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The company adopted SFAS 160 effective January 1, 2009, and revised its 2008 financial statements in accordance with SFAS 160. The revision includes a reclassification of $0.2 million from selling, general and administrative expenses to net income attributable to noncontrolling interest on the Consolidated Statement of Income for the first quarter ended March 31, 2008 and a reclassification of $7.4 million from other liabilities to noncontrolling interest on the Consolidated Balance Sheet as of December 31, 2008. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.     New Accounting Pronouncements (Continued)

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement 133 (“SFAS 161”). SFAS 161 requires companies to provide greater transparency through disclosures about how and why the company uses derivative instruments. This includes how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, the level of derivative activity entered into by the company and how derivative instruments and related hedged items affect the company’s financial position, results of operations, and cash flows. The company adopted SFAS 161 in the first quarter of 2009 and has included the required disclosures in Note 5.

In December 2008, the FASB issued FASB Staff Position (“FSP”) 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets which amends SFAS 132(R) to require more detailed disclosures regarding employers’ plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. The FSP is effective for fiscal years ending after December 15, 2009. The company is currently evaluating the impact of adoption.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The company early adopted the FSP in the first quarter of 2009 and has included the required disclosures in Note 5.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.     Commitments and Contingencies

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include antitrust, patent infringement, product liability and wage hour lawsuits and possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the company’s results of operations or cash flows in the period in which they are recorded. The company currently believes that such future charge, if any, would not have a material adverse effect on the company’s consolidated financial position.

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

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007, concerning two California class-action lawsuits involving wage hour claims affecting former and current employees of the company’s Pest Elimination Division. If upheld, the company will pay approximately $27.4 million, plus post-award interest in settlement of the cases. The company has appealed the decision and thereby the settlement. The company has fully accrued for this award and the related interest as of March 31, 2009.

The company is a defendant in other wage hour lawsuits, one of which has been certified for class-action status. The company has completed an analysis and established an accrual for these claims in accordance with SFAS 5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2009 and the related consolidated statements of income for each of the three-month periods ended March 31, 2009 and 2008 and the consolidated statement of cash flows for the three-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of Ecolab’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2008, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2008, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

April 28, 2009

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Result of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008. The discussion contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statement entitled “Forward-Looking Statements” located at the end of Part I of this report.

Overview of the first quarter ended March 31, 2009

Our reported first quarter results were led by continued strong sales growth from our U.S. Kay and Healthcare businesses, as well as our Latin America and Canadian operations. Pricing and cost savings actions benefited results, but were more than offset by the effects of the global recession, higher delivered product costs, unfavorable foreign currency exchange, a change in our distributor incentive programs and restructuring charges during the first quarter of 2009.

Significant items impacting the year over year comparison of our results for the first quarter included the following:

We recorded restructuring charges of approximately $33 million ($21 million net of tax) or $0.09 per share in the first quarter of 2009 which negatively impacted our reported operating results.

In the first quarter of 2009 we reduced our distributor incentive promotions in our U.S. Institutional division in order to create better efficiency in our distributor system. This change impacted the timing of sales to distributors and had a negative impact on our year over year sales comparison in the first quarter, and we estimate it negatively impacted first quarter 2009 earnings by approximately $0.03 per share. However, the unfavorable timing impact of this change on the first quarter is expected to be reversed later this year and be slightly positive to earnings.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales Performance

•                  Consolidated net sales decreased 8% to $1.3 billion. Unfavorable foreign currency exchange negatively impacted sales during the quarter. When measured at fixed rates of exchange, sales decreased 1%. Adjusted for the distributor incentive program change, fixed rate sales were flat to last year.

•                  U.S. Cleaning & Sanitizing sales decreased 5% to $623 million. The change in the distributor incentive programs reduced sales by an estimated 3%.  Good sales gains by Kay and Healthcare were more than offset by sales declines by Institutional and Food & Beverage. Food & Beverage’s reported sales decline was due to an unfavorable comparison to the first quarter of 2008 which included a large Ecovation project sale.

•                  U.S. Other Services sales declined 3% to $107 million as modest growth by Pest Elimination was offset by decreased GCS sales.

•                  International sales, when measured in fixed currency rates, rose 3% to $625 million in the first quarter. Latin America and Canada enjoyed strong sales growth while Asia Pacific and Europe/Middle East/Africa (“EMEA”) recorded moderate sales growth. When measured at public currency rates, International sales declined 11%.

Financial Performance

•                  Operating income declined 39% to $98 million. Excluding the impact of special gains and charges, operating income decreased 19%.

•                  Net income attributable to shareholders declined 44% to $57 million. Excluding the impact of special gains and charges, and discrete tax items, net income attributable to shareholders decreased 20%.

•                  Diluted net income per share decreased 41% to $0.24 for the first quarter of 2009 compared to $0.41 in the first quarter of 2008. First quarter 2009 results were reduced by $0.09 per share of special gains and charges and discrete tax items, $0.03 per share negative impact of unfavorable foreign currency exchange, and were also negatively impacted by an estimated $0.03 per share for the change in distributor incentive programs. First quarter 2008 results were increased by $0.02 per share of special gains and charges, and discrete tax items.

•                  Our reported effective income tax rate was 29.4% for the first quarter of 2009 compared to 29.3% for the first quarter of 2008. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 31.3% and 32.8% for the first quarter of 2009 and 2008, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – First Quarter Ended March 31, 2009

Consolidated net sales for the first quarter ended March 31, 2009 were $1.3 billion, a decrease of 8% compared to last year. When measured in fixed currency rates, sales declined 1% compared to last year. Adjusted for the distributor incentive program change, fixed rate sales were flat to last year. The components of the first quarter sales decline are shown below.

First Quarter Ended
(percent)	March 31, 2009
Volume	(5)%
Price changes	4
Foreign currency exchange	(7)
Acquisitions & divestitures	—
Total sales decrease	(8)%

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 47.5% and 49.4% for the first quarter of 2009 and 2008, respectively. The decrease in gross profit margin reflected restructuring special charges included in cost of sales during 2009 of $8.0 million which reduced our reported gross profit margin by 0.6 percentage points. Our gross profit margin decline for the first quarter was driven by higher delivered product costs, especially in Europe, and lower sales volume, which more than offset pricing and cost savings initiatives.

Selling, general and administrative expenses as a percentage of consolidated net sales were 38.3% and 38.2% for the first quarter of 2009 and 2008, respectively. Strong pricing leverage, savings from our recent restructuring activities, and spending controls nearly offset the sales volume decline and cost increases in the business. We remain focused on key business investments to drive innovation and efficiency, through R&D and information technology systems.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – First Quarter Ended March 31, 2009 (Continued)

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Cost of sales
Restructuring charges	$8.0	$—

Special gains and charges
Restructuring charges	24.7	—
Business structure and optimization	1.0	1.8
Gain on sale of business	—	(1.7)
Other non-recurring items	0.8	1.8
Total	26.5	1.9

Total special charges	$34.5	$1.9

In the first quarter of 2009, we announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. A portion of these actions were completed during the first quarter, and as a result, we recorded restructuring expense of $33 million ($21 million after tax) or $0.09 per diluted share. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges.

We anticipate additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of $65 million to $75 million ($42 million to $49 million after tax) for the full year 2009. These actions are expected to provide annualized pretax savings of approximately $70 million to $80 million ($45 million to $50 million after tax), with pretax savings of $50 million to be realized in 2009. We anticipate that approximately $55 million to $65 million of the total restructuring charges represent cash expenditures, of which $8 million has been paid as of March 31, 2009 and the majority of the remainder is expected to be paid during 2009. Further details related to these restructuring expenses are included in Note 2.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2009 (Continued)

Net income attributable to shareholders decreased 44% to $57 million in the first quarter of 2009. On a per share basis, diluted net income per share decreased 41% to $0.24 per share compared to $0.41 per share in 2008. The first quarter of 2009 includes $22.3 million, net of tax, of special gains and charges, and $0.2 million of net discrete tax benefits which together reduced diluted net income per share by $0.09. Currency translation had an unfavorable impact of approximately $8 million or $0.03 per share for the first quarter of 2009 compared to 2008. Additionally, the impact of the distributor incentive program change also decreased net income attributable to shareholders for the first quarter by an estimated $7.5 million, or $0.03 per share. The first quarter of 2008 included $1.1 million, net of tax, of special gains and charges, and $4.8 million of discrete tax benefits which together increased reported diluted net income per share by $0.02.

Sales for each of our reportable segments are as follows:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$622.9	$653.4
Other Services	107.1	110.4
Total	730.0	763.8
International	625.0	609.0
Effect of foreign currency translation	(6.8)	85.1
Consolidated	$1,348.2	$1,457.9

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2009 (Continued)

U.S. Cleaning & Sanitizing sales decreased 5% in the first quarter of 2009 compared to the prior year period. The change in our Institutional distributor incentive program reduced sales by approximately 3%. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•      Institutional — As expected, reported Institutional sales declined due to weak market conditions and as we changed the way we implement our distributor incentive programs. Sales declined 8% in the first quarter of 2009 compared to the first quarter of 2008. Sales growth was negatively impacted by 5% due to the distributor incentive program change. We continue to see strong results for our Apex solids warewashing line due to customer demand for energy and cost savings solutions. New business gains were good and helped us mostly offset the effects from the recession’s impact on our foodservice and lodging customers. While timing of the distributor incentive program change had a negative impact on the first quarter, the impact should be reversed this year. This change will ultimately lead to better efficiency in our distributor system.

•      Food & Beverage - Sales decreased 8% in the first quarter compared to the first quarter of 2008. Strong results for the Food & Beverage and Water Care businesses were more than offset by the timing of a large Ecovation project sale in the first quarter of 2008, which negatively impacted year over year sales growth. Excluding the impact of Ecovation, Food & Beverage sales grew 7% compared to last year. Food & Beverage enjoyed gains in the dairy, beverage, food, agri and water care markets as pricing, corporate account wins and new products helped drive sales in spite of difficult market conditions.

•      Kay - Sales grew 7% in the first quarter of 2009 compared to the prior year period. Kay’s strong sales growth benefited from new products and programs as well as new account gains. Business trends remain attractive in the quick service restaurant and food retail markets with continued ongoing demand from new and existing customers.

•      Healthcare - First quarter sales rose 8% comparing against a strong first quarter last year. Sales growth reflects continued solid growth for both our skincare and our surgical draping businesses.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2009 (Continued)

U.S. Other Services sales decreased 3% for the first quarter of 2009 compared to the first quarter of 2008. Sales for our U.S. Other Services businesses were as follows:

•      Pest Elimination - Sales increased 1% for the first quarter of 2009. Moderate growth in contract services was partially offset by a decline in non-contract sales. We are seeing some contract growth being offset by customer cancellations as our customers are focusing on reducing their spending due to the current economic recession. Gains in the quick service restaurant and food & beverage plant market offset ongoing weak conditions in restaurants and lodging.

•      GCS Service - Sales declined 13% in the first quarter. Both service and direct parts sales were soft as existing customers defer repairs and prospective customers delay their decision to buy contract services due to the uncertain economy.

We evaluate the performance of our International operations based on fixed management rates of currency exchange. Management rate sales for our International operations increased 3% for the first quarter of 2009 compared to the first quarter of 2008. When measured at public currency rates, International sales decreased 11%. Management rate sales growth for our International regions was as follows:

•      EMEA - Sales grew 1% in the first quarter of 2009 as growth in Germany and South Africa were offset by flat sales in the U.K. and sales declines in France and Italy. Our Healthcare business showed solid growth in the region and our Textile Care and Food & Beverage businesses showed modest growth. Foodservice and lodging trends continue to be unfavorable in the region, negatively impacting our Institutional and Pest Elimination businesses.

•      Asia Pacific - Sales increased 1% in the first quarter led by growth in New Zealand and China, partially offset by flat sales in Japan and Australia. New Zealand sales benefited from competitor gains in the Food & Beverage division and China sales grew due to continued strong Pest Elimination sales growth and good growth in Food & Beverage sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2009 (Continued)

•      Latin America — Sales in the Latin America region increased 9% in the first quarter.  Sales growth was led by double-digit growth in Brazil and Venezuela, offset partially by more moderate growth in Mexico and a sales decline in the Caribbean. Sales growth in Mexico and the Caribbean has been hurt by reduced tourism and low hotel occupancy rates because of the global recession. Our Institutional, Food & Beverage and Pest Elimination businesses all showed strong gains in the region against weak economic conditions.

•      Canada - Sales in Canada increased 8% in the first quarter. Sales growth benefited from price increases, strong Institutional distributor sales volumes and new Food & Beverage accounts.

Operating income for each of our reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2009	2008
	(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$102.6	$105.2
Other Services	13.2	7.0
Total	115.8	112.2
International	21.6	45.2
Effect of foreign currency translation	(0.8)	10.1
Corporate	(39.1)	(6.8)
Consolidated	$97.5	$160.7

U.S. Cleaning & Sanitizing operating income declined 3% for the first quarter of 2009. Adjusted for the change in distributor incentive programs, operating income increased 9% as strong pricing gains and cost savings more than offset increased delivered product costs and a decline in sales volume.

U.S. Other Services operating income increased 89% for the first quarter of 2009. The first quarter growth was driven by pricing gains, well-managed spending, and favorable comparison against prior year GCS system conversion costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2009 (Continued)

International segment operating income decreased 52% for the first quarter of 2009 at fixed currency rates. When measured at public currency rates, operating income decreased 62%. Delivered product cost increases internationally had a dramatic impact on our first quarter International operating income. The increased delivered product costs and other operating cost increases in the business, more than offset pricing gains in the quarter, particularly in Europe.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Net interest expense totaled $15.8 million in the first quarter of 2009, compared with $14.8 million in the first quarter of 2008. The increase in our net interest expense is due to higher debt levels during the current period compared to last year, as well as lower interest income due to lower average cash on hand during the first quarter of 2009.

The following table provides a summary of our reported tax rate:

	First Quarter Ended
	March 31
(percent)	2009	2008
	(unaudited)
Reported tax rate	29.4%	29.3%
Decrease due to special gains and charges and discrete tax items	(1.9)%	(3.5)%

The provision for income taxes for the first quarter of 2009 and 2008 include tax impacts from special gains and charges, and discrete tax events. Discrete tax events in the first quarter of 2009 included a net benefit of $0.2 million. Discrete tax items in the first quarter of 2008 included $4.8 million of discrete tax benefits primarily due to enacted tax legislation.

Excluding the tax rate impact of special gains and charges, and discrete tax items, the decrease in the adjusted effective 2009 rate over the 2008 rate, is due primarily to tax planning efforts and global rate reductions. We expect the effective income tax rate, excluding the tax impact of special gains and charges, and discrete tax items, will approximate 31% for the full year 2009.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $4.7 billion as of March 31, 2009, compared to total assets of $4.8 billion at December 31, 2008. The decrease was due to a decrease in accounts receivable as well as the negative impact of foreign currency which reduced the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $1.2 billion at March 31, 2009 and $1.1 billion as of December 31, 2008. The increase was due to an increase in our short-term borrowing. The ratio of total debt to capitalization (shareholders’ equity plus total debt) increased to 43% at March 31, 2009 compared to 42% at December 31, 2008. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our reasonably foreseeable operating needs.

Cash provided by operating activities totaled $27 million for the first three months of 2009 compared to $137 million in 2008. Operating cash flow in 2009 was negatively impacted by a $50 million voluntary contribution to our U.S. pension plan, lower earnings and higher tax payments compared to the prior year period.

Cash used for investing activities decreased in 2009 primarily due to significantly lower acquisition activity as the first quarter of 2008 included our Ecovation acquisition. Capital and software investments also decreased in 2009 compared to 2008.

Cash provided by financing activities in 2009 included $82 million in net proceeds from short-term borrowing. Due to our repurchase of 11.3 million shares from Henkel for $300 million in the fourth quarter of 2008, we did not repurchase shares in the first quarter of 2009 under our share repurchase program and do not expect to repurchase a significant amount of shares during the remainder of 2009. 2008 financing cash flow activities included the proceeds from the issuance of our $250 million 4.875% senior unsecured notes.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2008 disclosed total notes payable and long-term debt due within one year of $339 million. As of March 31, 2009, the total notes payable and long-term debt due within one year is $421 million. The increase from year-end is primarily due to additional short-term borrowings under our commercial paper program during 2009. Our gross liability for uncertain tax positions under FIN 48 was $111 million as of March 31, 2009 and December 31, 2009. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first three months of 2009.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the remainder of 2009, including scheduled debt repayments, new investments in the business, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

Beginning in the third quarter of 2008, global credit markets, including the commercial paper markets, began experiencing adverse conditions, and volatility within these markets temporarily increased the costs associated with issuing debt due to increased spreads over relevant interest rate benchmarks. Despite this volatility and disruption, we have continued to have access to the commercial paper market, and we believe we are well positioned to weather the current volatility in the credit markets. As of March 31, 2009, we had $80 million of cash on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks. As of March 31, 2008, $356 million of this facility is backing up U.S. commercial paper which is included in our short-term debt and $244 million remains available. In addition, we have committed and uncommitted credit lines of $141 million with major international banks and financial institutions to support our general global funding needs. Approximately $82 million of these credit lines were not drawn upon and available for use as of March 31, 2009.

New Accounting Pronouncements

We adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, effective January 1, 2009. For information on this and other recent adoptions and new accounting pronouncements, see Note 12.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning contributions to pension benefit plans, repurchase of shares under our share repurchase program, the impact of new accounting pronouncements, gross liability for unrecognized tax benefits or uncertain tax positions, effective tax rate, volatility in the credit markets, borrowing capacity and short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 5, entitled “Financial Instruments and Hedging Activities” of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 11.

Item 4.  Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 23 is incorporated herein by reference.

Item 1A.         Risk Factors

In our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There has been no material change in our risk factors subsequent to the filing of our last Form 10-K.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share	(c) Number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1-31, 2009	179	$35.5600	0	3,945,862
February 1-28, 2009	508	$32.5050	0	3,945,862
March 1-31, 2009	3,214	$31.5151	0	3,945,862
Total	3,901	$31.8297	0	3,945,862

(1)   Column (a) represents 3,901 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

ECOLAB INC.

Date: May 8, 2009	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically