Form 10-Q
period 2009-06-30
ECOLAB INC
filed 2009-08-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2009.

236,824,780 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share)	2009	2008
	(unaudited)

Net sales	$1,441.5	$1,570.0

Cost of sales (including special charges of $0.1 in 2009)	725.1	798.8

Selling, general and administrative expenses	526.4	580.0

Special gains and charges	25.0	(19.3)

Operating income	165.0	210.5

Interest expense, net	15.2	15.3

Income before income taxes	149.8	195.2

Provision for income taxes	50.3	56.2

Net income including noncontrolling interest	99.5	139.0

Less: Net income attributable to noncontrolling interest	0.4	—

Net income attributable to Ecolab	$99.1	$139.0

Net income attributable to Ecolab per common share
Basic	$0.42	$0.56
Diluted	$0.41	$0.55

Dividends declared per common share	$0.1400	$0.1300

Weighted-average common shares outstanding
Basic	236.5	247.1
Diluted	239.5	251.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share)	2009	2008
	(unaudited)

Net sales	$2,789.7	$3,027.9

Cost of sales (including special charges of $8.1 in 2009)	1,433.0	1,537.1

Selling, general and administrative expenses	1,042.7	1,137.0

Special gains and charges	51.5	(17.4)

Operating income	262.5	371.2

Interest expense, net	31.0	30.1

Income before income taxes	231.5	341.1

Provision for income taxes	74.3	99.0

Net income including noncontrolling interest	157.2	242.1

Less: Net income attributable to noncontrolling interest	0.7	0.2

Net income attributable to Ecolab	$156.5	$241.9

Net income attributable to Ecolab per common share
Basic	$0.66	$0.98
Diluted	$0.65	$0.96

Dividends declared per common share	$0.2800	$0.2600

Weighted-average common shares outstanding
Basic	236.3	247.1
Diluted	239.1	251.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2009	2008
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$82.7	$66.7

Accounts receivable (net of allowance of $50.9 at June 30, 2009 and $43.8 at December 31, 2008)	970.6	971.0

Inventories	476.7	467.2

Deferred income taxes	97.7	94.7

Other current assets	122.2	91.5

Total current assets	1,749.9	1,691.1

Property, plant and equipment, net	1,142.9	1,135.2

Goodwill	1,356.4	1,267.7

Other intangible assets, net	319.3	326.7

Other assets	359.8	336.2

Total assets	$4,928.3	$4,756.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	June 30	December 31
(millions, except per share)	2009	2008
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$241.8	$338.9

Accounts payable	343.7	359.6

Compensation and benefits	235.3	261.1

Income taxes	37.2	46.3

Other current liabilities	481.9	436.0

Total current liabilities	1,339.9	1,441.9

Long-term debt	842.8	799.3

Postretirement health care and pension benefits	665.2	680.2

Other liabilities	268.3	256.5

Equity (a)
Common stock	328.4	328.0
Additional paid-in capital	1,117.8	1,090.5
Retained earnings	2,707.4	2,617.0
Accumulated other comprehensive loss	(244.3)	(359.1)
Treasury stock	(2,105.2)	(2,104.8)
Total Ecolab shareholders’ equity	1,804.1	1,571.6
Noncontrolling interest	8.0	7.4
Total equity	1,812.1	1,579.0

Total liabilities and equity	$4,928.3	$4,756.9

(a)   Common stock, 400 million shares authorized, $1.00 par value per share, 236.7 million shares outstanding at June 30, 2009, 236.2 million shares outstanding at December 31, 2008.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2009	2008
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$157.2	$242.1

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:
Depreciation and amortization	165.0	170.0
Deferred income taxes	3.8	(4.8)
Share-based compensation expense	14.9	15.4
Excess tax benefits from share-based payment arrangements	(1.2)	(4.9)
Pension and postretirement plan contributions	(63.2)	(13.0)
Pension and postretirement plan expense	41.1	36.4
Special charges-restructuring, net of cash paid	33.9	—
Gain on sale of plant	—	(24.5)
Other, net	5.7	6.8
Changes in operating assets and liabilities:
Accounts receivable	53.6	(73.3)
Inventories	16.3	(30.8)
Other assets	(8.3)	(38.5)
Accounts payable	(32.5)	35.2
Other liabilities	(86.9)	(5.4)

Cash provided by operating activities	$299.4	$310.7

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
(millions)	2009	2008
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(107.7)	$(164.5)
Capitalized software expenditures	(17.3)	(35.7)
Property sold	1.0	34.5
Businesses acquired and investments in affiliates, net of cash acquired	(5.2)	(202.5)
Sale of businesses	0.3	2.2
Deposit into indemnification escrow	—	(21.0)

Cash used for investing activities	(128.9)	(387.0)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(99.5)	(32.3)
Long-term debt borrowings	—	248.0
Long-term debt repayments	(3.5)	(2.8)
Reacquired shares	(0.4)	(20.2)
Cash dividends on common stock	(66.4)	(64.2)
Exercise of employee stock options	12.1	21.8
Excess tax benefits from share-based payment arrangements	1.2	4.9
Other, net	—	(0.8)

Cash provided by (used for) financing activities	(156.5)	154.4

Effect of exchange rate changes on cash	2.0	6.5

INCREASE IN CASH AND CASH EQUIVALENTS	16.0	84.6

Cash and cash equivalents, beginning of period	66.7	137.4

Cash and cash equivalents, end of period	$82.7	$222.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the unaudited financial information of the company for the three and six-month periods ended June 30, 2009 and 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated July 28, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Cost of sales
Restructuring charges	$0.1	$—	$8.1	$—

Special gains and charges
Restructuring charges	23.9	—	48.6	—
Business structure and optimization	0.6	3.9	1.6	5.7
Gain on sale of plant	—	(24.0)	—	(24.0)
Gain on sale of business	—	—	—	(1.7)
Other non-recurring items	0.5	0.8	1.3	2.6
Total	25.0	(19.3)	51.5	(17.4)

Total special gains and charges	$25.1	$(19.3)	$59.6	$(17.4)

In the first quarter of 2009, the company announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. The restructuring plan includes a reduction of the company’s global workforce by approximately 1,000 positions or 4% and the reduction of plant and distribution center locations during 2009. As a result of these actions, the company recorded restructuring charges of $24.0 million ($18.9 million after tax) or $0.08 per diluted share and $56.7 million ($39.8 million after tax) or $0.17 per diluted share, during the second quarter and six months ended June 30, 2009, respectively.

The restructuring charges and subsequent reductions to the related liability accounts include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

Recorded expense and accrual	$31.2	$0.6	$0.9	$32.7
Cash payments	(8.0)			(8.0)
Non-cash charges		(0.6)	(0.9)	(1.5)
Restructuring liability, March 31, 2009	23.2	—	—	23.2

Recorded expense and accrual	24.0			24.0
Cash payments	(14.8)			(14.8)
Effect of foreign currency translation	1.2			1.2
Restructuring liability, June 30, 2009	$33.6	$—	$—	$33.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Special Gains and Charges (Continued)

Restructuring charges on the Consolidated Statement of Income have been included both as a component of cost of sales and as a component of special gains and charges. Amounts included as a component of cost of sales include asset write-downs and manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services.  Asset disposals include inventory and intangible asset write-downs related to the discontinuance of product lines which are not consistent with the company’s long-term strategies. Other charges include a one-time curtailment charge related to the company’s U.S. postretirement health care benefits plan.

The restructuring plan is expected to be finalized and actions completed during the current year.  The company anticipates additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of $65 million to $75 million ($45 million to $52 million after tax) for the full year 2009. The company anticipates that approximately $60 million to $70 million of the total restructuring charges represent cash expenditures, of which $23 million has been paid as of June 30, 2009 and the majority of the remainder is expected to be paid during the current year.

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information

	June 30	December 31
(millions)	2009	2008
	(unaudited)

Inventories
Finished goods	$281.2	$263.8
Raw materials and parts	224.4	232.8
Inventories at FIFO cost	505.6	496.6
Excess of FIFO cost over LIFO cost	(28.9)	(29.4)
Total	$476.7	$467.2

Property, plant and equipment, net
Land	$28.7	$26.5
Buildings and leaseholds	345.0	330.6
Machinery and equipment	719.1	673.5
Merchandising equipment	1,400.9	1,333.3
Capitalized software	204.3	162.9
Construction in progress	97.2	125.5
	2,795.2	2,652.3
Accumulated depreciation	(1,652.3)	(1,517.1)
Total	$1,142.9	$1,135.2

Other intangible assets, gross
Customer relationships	$288.4	$266.9
Intellectual property	80.7	78.3
Trademarks	114.4	111.9
Other intangibles	54.3	54.0
	537.8	511.1

Accumulated amortization
Customer relationships	(143.8)	(120.3)
Intellectual property	(26.4)	(22.8)
Trademarks	(35.4)	(31.1)
Other intangibles	(12.9)	(10.2)
Other intangible assets, net	$319.3	$326.7

Other assets
Deferred income taxes	$178.0	$157.9
Pension	13.0	12.1
Other	168.8	166.2
Total	$359.8	$336.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	June 30	December 31
(millions)	2009	2008
	(unaudited)

Other current liabilities
Discounts and rebates	$193.0	$211.5
Dividends payable	33.1	33.1
Interest payable	18.6	8.4
Restructuring liability	33.6	—
Taxes payable, other than income	36.1	44.4
Foreign exchange contracts	14.4	7.6
Other	153.1	131.0
Total	$481.9	$436.0

Other liabilities
Deferred income taxes	$80.1	$74.2
Income taxes payable - non-current	74.9	65.4
Other	113.3	116.9
Total	$268.3	$256.5

Accumulated other comprehensive income
Unrealized gain on financial instruments	$0.9	$8.0
Unrecognized pension and postretirement benefit expense	(361.8)	(364.7)
Cumulative translation	116.6	(2.4)
Total	$(244.3)	$(359.1)

4.     Interest

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Interest expense	$16.9	$17.8	$34.7	$35.1
Interest income	(1.7)	(2.5)	(3.7)	(5.0)
Interest expense, net	$15.2	$15.3	$31.0	$30.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions

The carrying amount and the estimated fair value of financial instruments held by the company were:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$82.7	$82.7	$66.7	$66.7
Accounts receivable, net	970.6	970.6	971.0	971.0
Foreign exchange contracts	9.0	9.0	22.0	22.0

Liabilities
Foreign exchange contracts	14.4	14.4	7.6	7.6
Notes payable	40.6	40.6	17.8	17.8
Commercial paper	194.9	194.9	316.0	316.0
Long-term debt (including current maturities)	849.1	839.7	804.4	713.8

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Derivative Instruments and Hedging

The company uses foreign currency forward contracts, interest rate swaps and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company records all derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. The effective portion of changes in fair value of hedges are initially recognized in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheet. Amounts recorded in AOCI are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Derivatives Designated as Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including: sales, inventory purchases, and intercompany royalty and management fee payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All hedged transactions are forecasted to occur within the next twelve months.

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2006 the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The settlement payment was recorded in AOCI and is recognized in earnings as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Derivatives Not Designated as Hedging Instruments

The company also uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated receivables and payables.  Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated receivables and payables.

The following table summarizes the fair value of the company’s outstanding derivatives as of June 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(millions)	Location	Value	Location	Value
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Other current assets	$5.0	Other current liabilities	$8.0

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other current assets	4.0	Other current liabilities	6.4
Total Derivatives		$9.0		$14.4

The company had foreign currency forward exchange contracts with notional values that totaled approximately $419 million at June 30, 2009, and $486 million at December 31, 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

For the second quarter and six months ended June 30, 2009, the impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second	Six
(millions)	Location	Quarter	Months
Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(9.0)	$(2.8)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$2.3	$3.3
	Selling, general and administrative expenses	1.3	2.5
		3.6	5.8
Interest rate swap contract	Interest expense, net	(0.1)	(0.2)
		$3.5	$5.6
Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.2)	$(0.8)

For the second quarter and six months ended June 30, 2009, the impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second	Six
(millions)	Location	Quarter	Months
Gain (loss) recognized in income

Foreign currency forward contracts	Selling, general and administrative expenses	$2.6	$8.7
	Interest expense, net	(0.4)	(1.3)
		$2.2	$7.4

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated receivables and payables.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($425 million as of June 30, 2009) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and are effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction losses related to the euronotes charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Transaction losses, net of tax	$27.9	$6.9	$27.8	$17.1

6.       Comprehensive Income

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net income including noncontrolling interest	$99.5	$139.0	$157.2	$242.1

Other comprehensive income (loss), net of tax
Foreign currency translation	143.3	17.5	119.0	60.4
Derivative instruments	(7.8)	0.1	(7.1)	0.4
Pension and postretirement benefits	0.1	1.5	2.9	3.0
Total	135.6	19.1	114.8	63.8

Total comprehensive income, including noncontrolling interest	235.1	158.1	272.0	305.9

Less: Comprehensive income attributable to noncontrolling interest	0.7	0.7	0.8	1.2

Comprehensive income attributable to Ecolab	$234.4	$157.4	$271.2	$304.7

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

Acquisitions during the first six months of 2008 included our Ecovation acquisition and other immaterial acquisition activity.

Acquisitions in 2009 and 2008 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions and investments in affiliates has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations and subsequent adjustments thereto, the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)

Net tangible assets acquired	$—	$5.9	$2.3	$49.4

Identifiable intangible assets
Customer relationships	0.1	(1.7)	1.0	10.3
Intellectual property	—	(1.5)	1.0	26.8
Trademarks	—	0.1	—	16.0
Other intangibles	—	—	—	9.6
Total	0.1	(3.1)	2.0	62.7

Goodwill	0.5	0.4	0.8	111.4
Total aggregate purchase price	$0.6	$3.2	$5.1	$223.5

Liability for indemnification	—	—	—	(21.0)
Net cash paid for acquisitions	$0.6	$3.2	$5.1	$202.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Investments (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and six months ended June 30, 2009 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2008	$443.6	$50.5	$494.1	$773.6	$1,267.7

Goodwill acquired during quarter	0.3	—	0.3	—	0.3

Foreign currency translation	—	—	—	(7.2)	(7.2)

Balance as of March 31, 2009	443.9	50.5	494.4	766.4	1,260.8

Goodwill acquired during quarter	—	—	—	0.5	0.5

Foreign currency translation	—	—	—	95.1	95.1

Balance as of June 30, 2009	$443.9	$50.5	$494.4	$862.0	$1,356.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Net Income Attributable to Ecolab Per Common Share

The computations of the basic and diluted net income attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net income attributable to Ecolab	$99.1	$139.0	$156.5	$241.9

Weighted-average common shares outstanding
Basic	236.5	247.1	236.3	247.1
Effect of dilutive stock options and awards	3.0	4.3	2.8	4.4
Diluted	239.5	251.4	239.1	251.5

Net income attributable to Ecolab per common share
Basic	$0.42	$0.56	$0.66	$0.98
Diluted	$0.41	$0.55	$0.65	$0.96

Anti-dilutive stock options excluded from the computation of diluted shares	9.3	5.4	9.3	5.4

Unvested restricted stock excluded from the computation of basic shares	0.1	0.1	0.1	0.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2009	2008	2009	2008	2009	2008
Service cost	$11.8	$11.2	$3.5	$5.2	$0.5	$0.6
Interest cost on benefit obligation	14.8	13.0	6.5	6.8	2.4	2.4
Expected return on plan assets	(18.9)	(17.6)	(4.3)	(4.9)	(0.4)	(0.6)
Recognition of net actuarial loss	4.0	2.2	0.4	0.2	1.1	1.1
Amortization of prior service cost (benefit)	0.1	0.3	0.1	0.1	(1.5)	(1.6)
Curtailment gain	—	—	(0.1)	—	—	—

Total expense	$11.8	$9.1	$6.1	$7.4	$2.1	$1.9

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2009	2008	2009	2008	2009	2008
Service cost	$23.6	$22.4	$7.3	$10.1	$1.0	$1.2
Interest cost on benefit obligation	29.6	26.0	12.4	13.4	4.8	4.8
Expected return on plan assets	(37.8)	(35.2)	(8.2)	(9.7)	(0.8)	(1.2)
Recognition of net actuarial loss	8.0	4.4	0.8	0.5	2.2	2.2
Amortization of prior service cost (benefit)	0.2	0.6	0.2	0.1	(3.0)	(3.2)
Curtailment (gain) loss	—	—	(0.1)	—	0.9	—

Total expense	$23.6	$18.2	$12.4	$14.4	$5.1	$3.8

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

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plans for 2009. However, in the first quarter of 2009, the company made a $50 million voluntary contribution to the U.S. pension plan.  The company is currently evaluating making an additional voluntary contribution to the U.S. pension plan in 2009.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $13 million to its international pension benefit plans during the first six months of 2009. The company currently estimates that it will contribute approximately $10 million more to the international pension benefit plans during the remainder of 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$671.1	$663.7	$1,294.0	$1,317.1
Other Services	115.3	120.9	222.4	231.3
Total	786.4	784.6	1,516.4	1,548.4
International	656.4	660.2	1,281.4	1,269.2
Effect of foreign currency translation	(1.3)	125.2	(8.1)	210.3
Consolidated	$1,441.5	$1,570.0	$2,789.7	$3,027.9

Operating Income
United States
Cleaning & Sanitizing	$126.3	$107.2	$228.9	$212.4
Other Services	18.3	13.0	31.5	20.0
Total	144.6	120.2	260.4	232.4
International	51.9	62.8	73.5	108.0
Effect of foreign currency translation	0.2	17.6	(0.6)	27.7
Corporate	(31.7)	9.9	(70.8)	3.1
Consolidated	$165.0	$210.5	$262.5	$371.2

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

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
U.S. Other Services	$98.0	$100.7	$187.6	$191.1
International	41.0	48.2	79.4	92.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. During the second quarter ended June 30, 2009, the company completed its annual test for goodwill impairment.  Based on this testing, no adjustment to the carrying value of goodwill was necessary.

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, intellectual property, trademarks and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 years as of both June 30, 2009 and 2008.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarters ended June 30, 2009 and 2008 was $11.5 million and $11.1 million, respectively.  Total amortization expense related to other intangible assets during the six months ended June 30, 2009 and 2008 was $21.5 million and $25.9 million, respectively.  As of June 30, 2009, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2009 (Remainder: six-month period)	$22
2010	41
2011	40
2012	39
2013	37

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   New Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amended SFAS 157 to add a scope exception for leasing transactions subject to SFAS 13 Accounting for Leases from its application. The company adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 1, 2009 for non-financial assets and liabilities. The adoption did not have an impact on the company’s consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The company adopted SFAS 160 effective January 1, 2009, and revised its 2008 financial statements in accordance with SFAS 160. The revision includes a reclassification of $0.2 million from selling, general and administrative expenses to net income attributable to noncontrolling interest on the Consolidated Statement of Income for the six months ended June 30, 2008 and a reclassification of $7.4 million from other liabilities to noncontrolling interest on the Consolidated Balance Sheet as of December 31, 2008. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.

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

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes a formal standard of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued. This statement includes a new requirement to disclose the date events were evaluated and the basis for that date.  The company adopted SFAS 165 in the second quarter of 2009.  The company has evaluated and determined that there were no material subsequent events required to be disclosed as of August 7, 2009, the date these financial statements were issued.

In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No, 140 (“SFAS 166”), which eliminates the concept of a qualified special purpose entity (“QSPE”). SFAS 166 also establishes criteria for qualifying for sale accounting when only a portion of the financial asset is transferred.  SFAS 166 is effective for the fiscal years and interim periods beginning after November 15, 2009.  The company does not have any QSPEs (as defined under previous standards).  SFAS 166 is not expected to have a material impact on the company’s consolidated financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   New Accounting Pronouncements (Continued)

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends the consolidation criteria for variable interest entities (“VIE”).  SFAS 167 changes the model for determining who consolidates the VIE and addresses how often this analysis is performed.  SFAS 167 is effective for fiscal years and interim periods beginning after November 15, 2009 and is not expected to have a material impact on the company’s consolidated financial statements.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Commitments and Contingencies (Continued)

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007, concerning two California class-action lawsuits involving wage hour claims affecting former and current employees of the company’s Pest Elimination Division. If upheld, the company will pay approximately $27.4 million, plus post-award interest in settlement of the cases. The company has appealed the decision and thereby the settlement. The company fully accrued for this award in the third quarter of 2007 and has fully accrued for the related interest as of June 30, 2009.

The company is a defendant in other wage hour lawsuits, one of which has been certified for class-action status. The company has completed an analysis and established an accrual for these claims in accordance with SFAS 5.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2009 and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2009 and 2008 and the consolidated statement of cash flows for the six-month periods ended June 30, 2009 and 2008. These interim financial statements are the responsibility of Ecolab’s management.

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

July 28, 2009

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

Overview of the second quarter ended June 30, 2009

Strong new account gains, pricing and cost savings actions offset the effects of the global recession, higher delivered product costs and unfavorable foreign currency. Our U.S. Kay and Healthcare businesses, along with our Canadian operations, led growth for the quarter as they experienced double-digit gains.

Both 2009 and 2008 results of operations included significant special gains and charges, as well as discrete tax items which impact the year over year comparisons. Results for the second quarter of 2009 include restructuring charges of $24 million, which negatively impacted the reported results. Results for the second quarter of 2008 included a $24 million gain on the sale of a plant which favorably impacted the reported results for the second quarter of 2008.

Sales Performance

•                  Consolidated net sales decreased 8% to $1.4 billion. Net sales were negatively impacted by unfavorable foreign currency exchange during the quarter. When measured at fixed rates of exchange, sales were level with the prior year.

•                  U.S. Cleaning & Sanitizing sales increased 1% to $671 million. Kay and Healthcare led results, both reporting a 13% increase. Food & Beverage reported 3% growth while Institutional reported a 3% sales decline.

•                  U.S. Other Services sales declined 5% to $115 million. Sales growth was flat at Pest Elimination and GCS reported a 15% decrease in sales.

•                  International sales, when measured in fixed currency rates, declined 1% to $656 million in the second quarter. Canada and Latin America enjoyed strong sales growth of 10% and 8%, respectively, while Asia Pacific reported 4% sales growth. Europe/Middle East/Africa (“EMEA”) sales declined 4% in the quarter. When measured at public currency rates, International sales declined 17%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Operating income declined 22% to $165 million. Excluding the impact of special gains and charges, operating income was flat compared to the second quarter of 2008.

•                  Net income attributable to Ecolab declined 29% to $99 million. Excluding the impact of special gains and charges, and discrete tax items, net income attributable to Ecolab increased 1%.

•                  Diluted net income attributable to Ecolab per share decreased 25% to $0.41 for the second quarter of 2009 compared to $0.55 in the second quarter of 2008. Second quarter 2009 results were reduced by $0.09 per share of special gains and charges and discrete tax items. Second quarter 2008 results were increased by $0.08 per share of special gains and charges.

•                  Our reported effective income tax rate was 33.6% for the second quarter of 2009 compared to 28.8% for the second quarter of 2008. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 31.3% and 32.8% for the second quarter of 2009 and 2008, respectively.

Results of Operations – Second Quarter and Six Months Ended June 30, 2009

Net Sales

Consolidated net sales for the second quarter ended June 30, 2009 were $1.4 billion, a decrease of 8% compared to last year. For the first six months of 2009, net sales also decreased 8% to $2.8 billion. When measured in fixed currency rates, sales were flat for the second quarter and declined 1% for the first six months of 2009. The components of the quarter and year-to-date sales decline are shown below.

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2009	June 30, 2009
Volume	(4)%	(5)%
Price changes	4	4
Foreign currency exchange	(8)	(7)
Acquisitions & divestitures	–	–
Total sales decrease	(8)%	(8)%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Second Quarter and Six Months Ended June 30, 2009 (Continued)

Gross Profit Margin

The gross profit margin (defined as the difference between net sales less cost of sales divided by net sales) was 49.7% and 49.1% for the second quarter of 2009 and 2008, respectively. Our gross profit margin increase for the second quarter was driven by strong pricing which more than offset higher delivered product costs. For the six month period, the gross profit margin was 48.6% in 2009 and 49.2% in 2008. The 2009 year to date gross profit margin reflected restructuring special charges included in cost of sales of $8.1 million which reduced our reported gross profit margin by 0.3 percentage points. Our year to date gross profit margin decline was driven by higher delivered product costs, especially in Europe, and lower sales volume which more than offset pricing and cost savings initiatives.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of consolidated net sales were 36.5% for the second quarter of 2009 compared to 36.9% in 2008. For the six month periods, selling, general, and administrative expenses were 37.4% of sales in 2009 and 37.6% of sales in 2008. The decrease in ratios reflected savings from our recent restructuring, price leverage, and closely-managed spending, which more than offset key investments and other cost increases in the business. We continue to make key business investments that drive sales growth, innovation and efficiency.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Second Quarter and Six Months Ended June 30, 2009 (Continued)

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Cost of sales
Restructuring charges	$0.1	$—	$8.1	$—
Special gains and charges
Restructuring charges	23.9	—	48.6	—
Business structure and optimization	0.6	3.9	1.6	5.7
Gain on sale of plant	—	(24.0)	—	(24.0)
Gain on sale of business	—	—	—	(1.7)
Other non-recurring items	0.5	0.8	1.3	2.6
Total	25.0	(19.3)	51.5	(17.4)

Total special gains and charges	$25.1	$(19.3)	$59.6	$(17.4)

In the first quarter of 2009, we announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. As a result of these actions, we recorded restructuring expense of $24 million ($19 million after tax) or $0.08 per diluted share and $57 million ($40 million after tax) or $0.17 per diluted share, during the second quarter and six months ended June 30, 2009, respectively. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges, as shown in the table above.

We anticipate additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of $65 million to $75 million ($45 million to $52 million after tax) for the full year 2009. These actions are expected to provide annualized pretax savings of approximately $70 million to $80 million ($42 million to $49 million after tax), with pretax savings of $50 million to be realized in 2009. We anticipate that approximately $60 million to $70 million of the total restructuring charges represent cash expenditures, of which $23 million has been paid as of June 30, 2009 and the majority of the remainder is expected to be paid during 2009. Further details related to these restructuring expenses are included in Note 2.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

Operating Income

Reported operating income declined 22% and 29% for the second quarter and first six months of 2009. The operating income decline was driven by special gains and charges as well as unfavorable foreign currency exchange. Excluding the impact of special gains and charges and unfavorable foreign currency exchange, fixed currency operating income increased 8% in the second quarter as strong pricing, cost savings from our recent restructuring, and well-managed spending more than offset higher delivered product and other costs in the quarter. Excluding the impact of special gains and charges and unfavorable foreign currency exchange, fixed currency operating income for the first six months of 2009 fell 2% as pricing and cost savings efforts did not fully offset the delivered product and other cost increases.

Net Income Attributable to Ecolab

Net income attributable to Ecolab decreased 29% to $99 million in the second quarter of 2009. On a per share basis, diluted net income attributable to Ecolab per share decreased 25% to $0.41 per share compared to $0.55 per share in 2008. The second quarter of 2009 includes $19.8 million, net of tax, of special gains and charges, and a discrete tax charge of $0.9 million, which together reduced the reported per share amount by $0.09. Currency translation had an unfavorable impact of approximately $12 million, net of tax, or $0.05 per share for the second quarter of 2009 compared to 2008. The second quarter of 2008 included $20.8 million, net of tax, of net gains reported in special gains and charges, which increased the reported per share amount by $0.08.

Net income attributable to Ecolab for the first six months of 2009 decreased 35% to $157 million.  On a per share basis, diluted net income attributable to Ecolab per share decreased 32% to $0.65, compared to $0.96 per share in 2008.  Amounts for the first six months of 2009 include $42.1 million, net of tax, of special gains and charges and net discrete tax charges of $0.7 million.  These items together reduced the reported per share amount by $0.18. Currency translation had an unfavorable impact of approximately $20 million, net of tax, or $0.08 per share for the first six months of 2009 compared to 2008. The first six months of 2008 included $19.8 million, net of tax, of net gains reported in special gains and charges and $4.8 million of discrete tax benefits. These items increased reported diluted net income attributable to Ecolab per share by $0.10.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

Sales for each of our reportable segments are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Net Sales
United States
Cleaning & Sanitizing	$671.1	$663.7	$1,294.0	$1,317.1
Other Services	115.3	120.9	222.4	231.3
Total	786.4	784.6	1,516.4	1,548.4
International	656.4	660.2	1,281.4	1,269.2
Effect of foreign currency translation	(1.3)	125.2	(8.1)	210.3
Consolidated	$1,441.5	$1,570.0	$2,789.7	$3,027.9

U.S. Cleaning & Sanitizing sales increased 1% in the second quarter and decreased 2% for the first six months of 2009 compared to the prior year periods. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional — Sales declined 3% and 5% for the second quarter and first six months of 2009, respectively. New account gains, success with new products and pricing were more than offset by continued lower demand from our lodging and foodservice customers.  We have not seen improvement in Institutional’s major end markets and do not expect to see improvement this year.  We continue to see strong results for our Apex solids warewashing line due to customer demand for energy and cost savings solutions. Sales for the first six months of 2009 were negatively impacted by the change in our distributor incentive programs that was implemented in the first quarter, which reduced year-to-date sales growth by 2%.

•                  Food & Beverage - Sales increased 3% in the second quarter as strong results for our core Food & Beverage business were partially offset by lower Ecovation sales. Food & Beverage enjoyed good gains in the dairy, beverage, agri and food markets as pricing, corporate account wins and new products drove sales growth, in spite of difficult market conditions. Sales for the year to date period declined 3% compared to the prior year. Year to date sales were negatively impacted by the timing of a large Ecovation project sale in the first quarter of 2008, which negatively impacted year over year sales growth comparison. Excluding the impact of Ecovation, Food & Beverage continues to perform well as sales grew 5% and 6% for the second quarter and first six months of 2009, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

•                  Kay - Sales grew 13% in the second quarter of 2009 compared to the prior year period. For the first six months of 2009, sales grew 10%. Kay’s strong sales growth benefited from new products and programs as well as new account gains. Business trends remain attractive in the quick service restaurant and food retail markets with continued ongoing demand from new and existing customers.

•                  Healthcare — Sales increased 13% and 10% for the second quarter and first six months of 2009, respectively, compared to the prior year periods. Business acquisitions contributed 2% and 1% to the second quarter and year-to-date sales growth, respectively.  Continued solid growth from our surgical draping business and flu-related hand sanitizer sales led results.

U.S. Other Services sales decreased 5% in the second quarter and 4% for the first six months of 2009 compared to the prior year periods. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales were flat for the second quarter and first six months of 2009. Gains in the quick service restaurant and food & beverage plant market continued to offset ongoing weak conditions in restaurants and lodging. Contract services were slightly lower in the second quarter and were flat for the first six months of 2009 while non-contract sales were lower in both periods. New account gains are being offset by customer cancellations as our customers are focusing on reducing their spending due to the current economic recession.

•                  GCS Service - Sales declined 15% and 14% for the second quarter and first six months of 2009, compared to the prior year periods. Both service and direct parts sales continued to be soft as existing customers defer repairs and prospective customers delay their decision to buy contract services due to the uncertain economy.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

We evaluate the performance of our International operations based on fixed management rates of currency exchange.  Fixed currency rate sales for our International operations declined 1% for the second quarter and increased 1% for the first six months of 2009.  When measured at public currency rates, International sales decreased 17% and 14% for the second quarter and first six months of 2009, respectively.  Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales declined 4% and 2% for the second quarter and first six months of 2009, respectively.  Growth in South Africa and the U.K. was offset by lower sales in Germany, France and Italy. The EMEA region continues to be negatively impacted by the current economic recession in Europe. From a divisional perspective, our Healthcare business continued to show solid growth in the region.  We continue to see unfavorable end market trends in the region, negatively impacting our Institutional, Food & Beverage, Textile Care and Pest Elimination sales.

•                  Asia Pacific - Sales increased 4% in the second quarter and are up 3% for the first six months of 2009, compared to the prior year. Sales growth was led by growth in China, Australia and New Zealand, partially offset by flat sales in Japan. Sales growth in the region continued to be led by growth in Food & Beverage due to increased product penetration and account gains.

•                  Latin America — Sales increased 8% and 9% for the second quarter and first six months of 2009, respectively.  Sales growth was led by strong growth in Venezuela, Brazil and Mexico. Our Institutional, Food & Beverage and Pest Elimination businesses all showed strong gains in the region against weak economic conditions.

•                  Canada - Sales increased 10% and 9% for the second quarter and first six months of 2009, respectively, compared to the prior year periods. Food & Beverage and Institutional sales were strong, driven by new account gains, product price increases and by Institutional’s good growth with distributor partners.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Operating Income
United States
Cleaning & Sanitizing	$126.3	$107.2	$228.9	$212.4
Other Services	18.3	13.0	31.5	20.0
Total	144.6	120.2	260.4	232.4
International	51.9	62.8	73.5	108.0
Effect of foreign currency translation	0.2	17.6	(0.6)	27.7
Corporate	(31.7)	9.9	(70.8)	3.1
Consolidated	$165.0	$210.5	$262.5	$371.2

U.S. Cleaning & Sanitizing operating income increased 18% and 8% for the second quarter and first six months of 2009, respectively. Strong pricing gains and cost savings more than offset slowing delivered product cost increases to drive the significant operating income gain.

U.S. Other Services operating income increased 40% and 57% for the second quarter and first six months of 2009, respectively. Operating income growth was driven by pricing, productivity and efficiency gains and cost reductions.

International segment operating income decreased 17% and 32% for the second quarter and first six months of 2009, respectively, at fixed currency rates. The lag of higher delivered product cost increases internationally, especially in Europe, continued to impact our second quarter and year to date International operating income. Pricing gains and cost savings efforts were unable to fully offset lower sales volume, delivered product and other cost increases and continued investment in the business. When measured at public currency rates, International operating income decreased 34% and 46% for the second quarter and first six months of 2009, respectively, compared to prior year periods.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2009 (Continued)

Net interest expense totaled $15.2 million in the second quarter of 2009, compared with $15.3 million in the second quarter of 2008. Net interest expense was $31.0 million and $30.1 million for the first six months of 2009 and 2008, respectively. The decrease in our second quarter net interest expense was primarily due to lower average interest rates and lower borrowing on our U.S. commercial paper. The increase in our net interest expense for the first six months of 2009 compared to the prior year period is due to higher net interest expense in the first quarter which included higher debt levels and lower interest income due to lower cash on hand compared to the first quarter of 2008.

The following table provides a summary of our reported tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2009	2008	2009	2008
	(unaudited)		(unaudited)
Reported tax rate	33.6%	28.8%	32.1%	29.0%
Tax rate impact of special gains and charges and discrete tax items	(2.3)	4.0	(0.8)	3.8
Non-GAAP nominal tax rate*	31.3%	32.8%	31.3%	32.8%

*Non-GAAP nominal tax rate is defined as the reported tax rate, excluding the tax rate impact of special gains and charges and discrete tax items. We believe that disclosing this non-GAAP financial measure helps investors understand the underlying tax rate because it facilitates the comparison of current and prior period tax rates by eliminating the effect of non-recurring items.  This non-GAAP measure should not be regarded as a substitute for the corresponding GAAP measure but instead should be utilized as a supplemental measure in evaluating our business.

The decrease in the non-GAAP nominal tax rate for 2009 over the 2008 rate, which excludes the tax rate impact of special gains and charges and discrete tax items, is due primarily to tax planning efforts and global rate reductions.

Our reported tax rate for 2009 was higher than our non-GAAP nominal tax rate due to the tax rate impact on special gains and charges which were at a lower average tax rate primarily due to lower tax rates on charges incurred in Europe.  The reported tax rate for the second quarter and first six months of 2009 also includes the tax rate impact of discrete tax charges of $0.9 million and $0.7 million, respectively.

Our reported tax rate in 2008 was lower than our non-GAAP nominal tax rate due to the tax rate impact of the $4.8 million discrete tax benefits recorded in the first quarter of 2008, as well as the tax rate impact of a $24 million tax free gain on the sale of a plant, included in special gains and charges, recorded in the second quarter of 2008.  There were no discrete tax events in the second quarter of 2008.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $4.9 billion as of June 30, 2009, compared to total assets of $4.8 billion at December 31, 2008. The increase was due to the impact of foreign currency which increased the value of international assets on our balance sheet when translated into U.S. dollars. This increase was partially offset by a decrease in accounts receivable, excluding the impact of exchange.

Total debt was $1.1 billion as of June 30, 2009 and December 31, 2008. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 37% at June 30, 2009 compared to 42% at December 31, 2008 due to the increase in equity and the decrease in short-term debt on our balance sheet. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $299 million for the first six months of 2009 compared to $311 million in 2008. Operating cash flow in 2009 was negatively impacted by a $50 million voluntary contribution to our U.S. pension plan in the first quarter of 2009, as well as lower earnings compared to the prior year period.

Cash used for investing activities decreased in 2009 primarily due to significantly lower acquisition activity as the first six months of 2008 included our Ecovation acquisition. Capital and software investments also decreased in 2009 compared to 2008.

Cash used for financing activities in 2009 included approximately $100 million of repayments of our short-term borrowing. Due to our repurchase of 11.3 million shares from Henkel for $300 million in the fourth quarter of 2008, we did not repurchase shares during the first six months of 2009 under our share repurchase program and do not expect to repurchase a significant amount of shares during the remainder of 2009. 2008 financing cash flow activities included the proceeds from the issuance of our $250 million 4.875% senior unsecured notes.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2008 disclosed total notes payable and long-term debt due within one year of $339 million. As of June 30, 2009, the total notes payable and long-term debt due within one year is $242 million. The decrease from year-end is primarily due to the pay down of commercial paper during 2009. Our gross liability for uncertain tax positions under FIN 48 was $115 million as of June 30, 2009 and $111 million as of December 31, 2009. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first six months of 2009.

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

Beginning in the third quarter of 2008, global credit markets, including the commercial paper markets, began experiencing adverse conditions, and volatility within these markets temporarily increased the costs associated with issuing debt due to increased spreads over relevant interest rate benchmarks. Despite this volatility and disruption, we have continued to have access to the commercial paper market, and we believe we are well positioned to weather the current volatility in the credit markets. As of June 30, 2009, we had $83 million of cash on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks. As of June 30, 2009, $195 million of this facility is backing up U.S. commercial paper which is included in our short-term debt and $405 million remains available. In addition, we have committed and uncommitted credit lines of $148 million with major international banks and financial institutions to support our general global funding needs. Approximately $107 million of these credit lines were not drawn upon and available for use as of June 30, 2009.

New Accounting Pronouncements

We adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51, effective January 1, 2009. For information on this and other recent adoptions and new accounting pronouncements, see Note 12.

Subsequent Events

We have evaluated and determined that there were no material subsequent events required to be disclosed as of August 7, 2009, the date these financial statements were issued.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning contributions to pension benefit plans, repurchase of shares under our share repurchase program, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, gross liability for unrecognized tax benefits or uncertain tax positions, future restructuring expenses and savings, trading conditions in our end markets, future cash flow, volatility in the credit markets, borrowing capacity and short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 5, entitled “Financial Instruments and Hedging Activities” of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 13.

Item 4.  Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                    Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 27 is incorporated herein by reference.

Item 1A.                 Risk Factors

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 42 of this Form 10-Q.

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

Item 1A.                 Risk Factors (Continued)

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

Item 1A.                 Risk Factors (Continued)

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

Our business depends on our ability to comply with governmental regulations and we may be adversely affected by changes in laws and regulations:  Our business is subject to numerous regulations relating to the environment and to the manufacture, storage, distribution, sale and use of our products. Compliance with these regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices and reduce our profits.  In addition, changes in accounting standards, including the adoption effective January 1, 2007 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, could increase the volatility of our quarterly tax rate.

Item 1A.                 Risk Factors (Continued)

Severe public health outbreaks may adversely impact our business:  Our business could be adversely affected by the effect of a public health epidemic.  The United States and other countries have experienced, and may experience in the future, public health outbreaks such as Avian Flu, SARS and H1N1 influenza.  A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the foodservice, hospitality and travel industries and also may result in health or other government authorities imposing restrictions on travel further impacting our end markets.  Any of these events could result in a significant drop in demand for some of our products and services and adversely affect our business.

Extraordinary events may significantly impact our business:  The occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war (including acts of terrorism or hostilities which impact our markets), (d) natural or manmade disasters, or (e) severe weather conditions affecting the foodservice, hospitality and travel industries may have a significant, adverse impact on our business.

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

War(including acts of terrorism or hostilities), natural or manmade disasters or severe weather conditions affecting the foodservice, hospitality and travel industries cause a downturn in the business of restaurants, motels and hotels and other of our customers, which in turn can have a material adverse impact on our consolidated results of operations, financial position, and cash flows.

Item 1A.                 Risk Factors (Continued)

We depend on key personnel to lead our business:     Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees. Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
April 1-30, 2009	2,174	$37.6609	0	3,945,862
May 1-31, 2009	3,233	$38.1346	0	3,945,862
June 1-30, 2009	1,925	$37.6618	0	3,945,862
Total	7,332	$37.8700	0	3,945,862

(1)   Represents 7,332 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

Ecolab’s Annual Meeting of Stockholders was held on May 8, 2009. A report on the results of that meeting and related information concerning the directors continuing in office is contained in our Current Report on Form 8-K dated May 8, 2009, filed with the Commission on May 11, 2009, and is incorporated herein by reference.

Item 6.                    Exhibits

(a) The following documents are filed as exhibits to this report:

(10)         Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009.

(15)         Letter regarding unaudited interim financial information.

(31)         Rule 13a - 14(a) Certifications.

(32)         Section 1350 Certifications.

Pursuant to Rule 406T, the following exhibit is furnished and should not be deemed “filed” under the Securities Exchange Act of 1934.

(101)       Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 7, 2009	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009.	Incorporated by reference to Exhibit (10) to our Form 8-K dated May 8, 2009

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically