Form 10-Q
period 2009-09-30
ECOLAB INC
filed 2009-11-06
CIK 31462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2009.

237,554,525 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share)	2009	2008
	(unaudited)

Net sales	$1,546.4	$1,626.3

Cost of sales (including special charges of $1.3 in 2009)	763.9	834.3

Selling, general and administrative expenses	554.1	578.8

Special gains and charges	5.4	11.8

Operating income	223.0	201.4

Interest expense, net	15.1	16.0

Income before income taxes	207.9	185.4

Provision for income taxes	62.7	59.5

Net income including noncontrolling interest	145.2	125.9

Less: Net income (loss) attributable to noncontrolling interest	0.2	(0.3)

Net income attributable to Ecolab	$145.0	$126.2

Net income attributable to Ecolab per common share
Basic	$0.61	$0.51
Diluted	$0.60	$0.50

Dividends declared per common share	$0.1400	$0.1300

Weighted-average common shares outstanding
Basic	237.0	247.5
Diluted	240.6	251.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share)	2009	2008
	(unaudited)

Net sales	$4,336.1	$4,654.2

Cost of sales (including special charges of $9.4 in 2009)	2,196.9	2,371.4

Selling, general and administrative expenses	1,596.8	1,715.8

Special gains and charges	56.9	(5.6)

Operating income	485.5	572.6

Interest expense, net	46.1	46.1

Income before income taxes	439.4	526.5

Provision for income taxes	137.0	158.5

Net income including noncontrolling interest	302.4	368.0

Less: Net income (loss) attributable to noncontrolling interest	0.9	(0.1)

Net income attributable to Ecolab	$301.5	$368.1

Net income attributable to Ecolab per common share
Basic	$1.27	$1.49
Diluted	$1.26	$1.46

Dividends declared per common share	$0.4200	$0.3900

Weighted-average common shares outstanding
Basic	236.5	247.2
Diluted	239.6	251.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2009	2008
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$107.5	$66.7

Accounts receivable (net of allowance of $51.6 at September 30, 2009 and $43.8 at December 31, 2008)	1,013.0	971.0

Inventories	474.8	467.2

Deferred income taxes	93.8	94.7

Other current assets	126.9	91.5

Total current assets	1,816.0	1,691.1

Property, plant and equipment, net	1,149.1	1,135.2

Goodwill	1,369.8	1,267.7

Other intangible assets, net	312.2	326.7

Other assets	341.7	336.2

Total assets	$4,988.8	$4,756.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	September 30	December 31
(millions, except per share)	2009	2008
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$121.0	$338.9

Accounts payable	367.3	359.6

Compensation and benefits	271.8	261.1

Income taxes	31.0	46.3

Other current liabilities	501.8	436.0

Total current liabilities	1,292.9	1,441.9

Long-term debt	850.0	799.3

Postretirement health care and pension benefits	601.7	680.2

Other liabilities	274.2	256.5

Equity (a)
Common stock	329.5	328.0
Additional paid-in capital	1,154.0	1,090.5
Retained earnings	2,819.2	2,617.0
Accumulated other comprehensive loss	(224.6)	(359.1)
Treasury stock	(2,116.3)	(2,104.8)
Total Ecolab shareholders’ equity	1,961.8	1,571.6
Noncontrolling interest	8.2	7.4
Total equity	1,970.0	1,579.0

Total liabilities and equity	$4,988.8	$4,756.9

(a)	Common stock, 400 million shares authorized, $1.00 par value per share, 237.5 million shares outstanding at September 30, 2009, 236.2 million shares outstanding at December 31, 2008.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2009	2008
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$302.4	$368.0

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	248.6	255.2
Deferred income taxes	20.2	70.4
Share-based compensation expense	22.9	22.4
Excess tax benefits from share-based payment arrangements	(5.9)	(8.1)
Pension and postretirement plan contributions	(144.8)	(94.1)
Pension and postretirement plan expense	61.5	54.7
Special charges-restructuring, net of cash paid	28.9	—
Gain on sale of plant	—	(24.5)
Other, net	7.4	(2.4)

Changes in operating assets and liabilities:
Accounts receivable	23.1	(129.3)
Inventories	21.7	(48.5)
Other assets	(14.6)	(0.1)
Accounts payable	(12.7)	40.9
Other liabilities	(27.2)	(8.4)

Cash provided by operating activities	$531.5	$496.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(millions)	2009	2008
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(169.0)	$(248.5)
Capitalized software expenditures	(29.7)	(51.3)
Property sold	3.2	35.7
Businesses acquired and investments in affiliates, net of cash acquired	(7.1)	(203.7)
Sale of businesses	0.7	2.2
Deposit into indemnification escrow	—	(21.0)

Cash used for investing activities	(201.9)	(486.6)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(219.8)	(229.3)
Long-term debt borrowings	—	257.7
Long-term debt repayments	(5.0)	(3.4)
Reacquired shares	(11.5)	(20.9)
Cash dividends on common stock	(99.5)	(96.3)
Exercise of employee stock options	37.1	35.6
Excess tax benefits from share-based payment arrangements	5.9	8.1
Other, net	—	(0.6)

Cash used for financing activities	(292.8)	(49.1)

Effect of exchange rate changes on cash	4.0	4.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40.8	(35.3)

Cash and cash equivalents, beginning of period	66.7	137.4

Cash and cash equivalents, end of period	$107.5	$102.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                        Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2008 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

With respect to the unaudited financial information of the company for the three and nine-month periods ended September 30, 2009 and 2008 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated November 6, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.                        Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Cost of sales
Restructuring charges	$1.3	$—	$9.4	$—

Special gains and charges
Restructuring charges	4.0	—	52.6	—
Business structure and optimization	0.7	8.6	2.3	14.3
Gain on sale of plant	—	—	—	(24.0)
Gain on sale of business	—	—	—	(1.7)
Other non-recurring items	0.7	3.2	2.0	5.8
Total	5.4	11.8	56.9	(5.6)

Total special gains and charges	$6.7	$11.8	$66.3	$(5.6)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                        Special Gains and Charges (Continued)

In the first quarter of 2009, the company announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. The restructuring plan includes a reduction of the company’s global workforce by approximately 1,000 positions or 4% and the reduction of plant and distribution center locations during 2009. As a result of these actions, the company recorded restructuring charges of $5.3 million ($4.4 million after tax) or $0.02 per diluted share and $62.0 million ($44.2 million after tax) or $0.18 per diluted share, during the third quarter and nine months ended September 30, 2009, respectively.

The restructuring charges and subsequent reductions to the related liability accounts include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

Recorded expense and accrual	$31.2	$0.6	$0.9	$32.7
Cash payments	(8.0)			(8.0)
Non-cash charges		(0.6)	(0.9)	(1.5)
Restructuring liability, March 31, 2009	23.2	—	—	23.2

Recorded expense and accrual	24.0			24.0
Cash payments	(14.8)			(14.8)
Effect of foreign currency translation	1.2			1.2
Restructuring liability, June 30, 2009	33.6	—	—	33.6

Recorded expense and accrual	3.4	1.2	0.7	5.3
Cash payments	(10.3)			(10.3)
Non-cash charges		(1.2)	(0.5)	(1.7)
Effect of foreign currency translation	0.3			0.3
Restructuring liability, September 30, 2009	$27.0	$—	$0.2	$27.2

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

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services.  Asset disposals include inventory and intangible asset write-downs related to the discontinuance of product lines which are not consistent with the company’s long-term strategies. Other charges include one-time curtailment and settlement charges related to the company’s International pension plans and U.S. postretirement health care benefits plan.

The restructuring plan is expected to be finalized and actions completed during the current year.  The company anticipates additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of approximately $70 million ($50 million after tax) for the full year 2009. The company anticipates that approximately $65 million of the total restructuring charges represent cash expenditures, of which $33 million has been paid as of September 30, 2009 and the majority of the remainder is expected to be paid within the next twelve months.

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                        Selected Balance Sheet Information

	September 30	December 31
(millions)	2009	2008

Inventories
Finished goods	$280.6	$263.8
Raw materials and parts	220.2	232.8
Inventories at FIFO cost	500.8	496.6
Excess of FIFO cost over LIFO cost	(26.0)	(29.4)
Total	$474.8	$467.2

Property, plant and equipment, net
Land	$28.1	$26.5
Buildings and leaseholds	353.6	330.6
Machinery and equipment	724.6	673.5
Merchandising equipment	1,430.0	1,333.3
Capitalized software	204.7	162.9
Construction in progress	113.9	125.5
	2,854.9	2,652.3
Accumulated depreciation	(1,705.8)	(1,517.1)
Total	$1,149.1	$1,135.2

Other intangible assets, gross
Customer relationships	$291.9	$266.9
Intellectual property	81.6	78.3
Trademarks	115.0	111.9
Other intangibles	54.2	54.0
	542.7	511.1

Accumulated amortization
Customer relationships	(151.1)	(120.3)
Intellectual property	(28.1)	(22.8)
Trademarks	(37.1)	(31.1)
Other intangibles	(14.2)	(10.2)
Other intangible assets, net	$312.2	$326.7

Other assets
Deferred income taxes	$162.2	$157.9
Pension	15.0	12.1
Other	164.5	166.2
Total	$341.7	$336.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                         Selected Balance Sheet Information (Continued)

	September 30	December 31
(millions)	2009	2008

Other current liabilities
Discounts and rebates	$208.9	$211.5
Dividends payable	33.2	33.1
Interest payable	18.0	8.4
Restructuring liability	27.2	—
Taxes payable, other than income	57.5	44.4
Foreign exchange contracts	10.0	7.6
Other	147.0	131.0
Total	$501.8	$436.0

Other liabilities
Deferred income taxes	$80.2	$74.2
Income taxes payable - non-current	76.5	65.4
Other	117.5	116.9
Total	$274.2	$256.5

Accumulated other comprehensive income
Unrealized gain (loss) on financial instruments, net of tax	$(2.8)	$8.0
Unrecognized pension and postretirement benefit expense, net of tax	(359.3)	(364.7)
Cumulative translation	137.5	(2.4)
Total	$(224.6)	$(359.1)

4.                         Interest

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Interest expense	$16.4	$17.9	$51.1	$53.0
Interest income	(1.3)	(1.9)	(5.0)	(6.9)
Interest expense, net	$15.1	$16.0	$46.1	$46.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                     Financial Instruments and Hedging Transactions

The carrying amount and the estimated fair value of financial instruments held by the company were:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Assets
Cash and cash equivalents	$107.5	$107.5	$66.7	$66.7
Accounts receivable, net	1,013.0	1,013.0	971.0	971.0
Foreign exchange contracts	6.1	6.1	22.0	22.0

Liabilities
Foreign exchange contracts	10.0	10.0	7.6	7.6
Notes payable	15.8	15.8	17.8	17.8
Commercial paper	98.5	98.5	316.0	316.0
Long-term debt (including current maturities)	856.7	877.1	804.4	713.8

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

Derivatives Not Designated as Hedging Instruments

The company also uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated assets and liabilities, primarily receivables and payables.  Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

The following table summarizes the fair value of the company’s outstanding derivatives as of September 30, 2009:

	Asset Derivatives		Liability Derivatives
	Balance		Balance
	Sheet	Fair	Sheet	Fair
(millions)	Location	Value	Location	Value

Derivatives designated as hedging instruments:

Foreign currency forward contracts	Other current assets	$2.8	Other current liabilities	$6.8

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other current assets	3.3	Other current liabilities	3.2
Total Derivatives		$6.1		$10.0

The company had foreign currency forward exchange contracts with notional values that totaled approximately $397 million at September 30, 2009, and $486 million at December 31, 2008.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                         Financial Instruments and Hedging Transactions (Continued)

For the third quarter and nine months ended September 30, 2009, the impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third	Nine
(millions)	Location	Quarter	Months

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(1.4)	$(4.2)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$3.3	$6.6

	Selling, general and administrative expenses	0.5	3.0
		3.8	9.6

Interest rate swap contract	Interest expense, net	(0.1)	(0.3)
		$3.7	$9.3
Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(1.2)

For the third quarter and nine months ended September 30, 2009, the impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third	Nine
(millions)	Location	Quarter	Months

Gain (loss) recognized in income

Foreign currency forward contracts	Selling, general and administrative expenses	$(5.4)	$3.3
	Interest expense, net	(4.1)	(5.4)
		$(9.5)	$(2.1)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                         Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($430 million as of September 30, 2009) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain European subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Transaction gains (losses), net of tax	$(3.3)	$16.7	$(31.1)	$(0.4)

6.                         Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Net income including noncontrolling interest	$145.2	$125.9	$302.4	$368.0

Other comprehensive income (loss), net of tax
Foreign currency translation	20.9	(86.4)	139.9	(26.5)
Derivative instruments	(3.7)	3.6	(10.8)	4.0
Pension and postretirement benefits	2.5	1.5	5.4	5.0
Total	19.7	(81.3)	134.5	(17.5)

Total comprehensive income, including noncontrolling interest	164.9	44.6	436.9	350.5

Less: Comprehensive income attributable to noncontrolling interest	0.4	(0.9)	1.2	0.3

Comprehensive income attributable to Ecolab	$164.5	$45.5	$435.7	$350.2

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

Acquisitions during the first nine months of 2008 included our Ecovation acquisition and other immaterial acquisition activity.

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

Based upon purchase price allocations and subsequent adjustments thereto, the components of the aggregate purchase prices of the acquisitions and investments in affiliates made were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Net tangible assets acquired (liabilities assumed)	$0.2	$(10.5)	$2.5	$38.9

Identifiable intangible assets
Customer relationships	0.9	0.4	1.9	10.7
Intellectual property	—	—	1.0	26.8
Trademarks	0.2	—	0.2	16.0
Other intangibles	—	0.3	—	9.9
Total	1.1	0.7	3.1	63.4

Goodwill	0.7	11.0	1.5	122.4
Total aggregate purchase price	$2.0	$1.2	$7.1	$224.7

Liability for indemnification	—	—	—	(21.0)
Net cash paid for acquisitions	$2.0	$1.2	$7.1	$203.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                         Business Acquisitions and Investments (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the quarter and nine months ended September 30, 2009 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2008	$443.6	$50.5	$494.1	$773.6	$1,267.7

Goodwill acquired during quarter	0.3	—	0.3	—	0.3

Foreign currency translation	—	—	—	(7.2)	(7.2)

Balance as of March 31, 2009	443.9	50.5	494.4	766.4	1,260.8

Goodwill acquired during quarter	—	—	—	0.5	0.5

Foreign currency translation	—	—	—	95.1	95.1

Balance as of June 30, 2009	443.9	50.5	494.4	862.0	1,356.4

Goodwill acquired during quarter	—	—	—	0.7	0.7

Goodwill allocated to disposals	—	—	—	(0.2)	(0.2)

Foreign currency translation	—	—	—	12.9	12.9

Balance as of September 30, 2009	$443.9	$50.5	$494.4	$875.4	$1,369.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                         Net Income Attributable to Ecolab Per Common Share

The computations of the basic and diluted net income attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2009	2008	2009	2008

Net income attributable to Ecolab	$145.0	$126.2	$301.5	$368.1

Weighted-average common shares outstanding
Basic	237.0	247.5	236.5	247.2
Effect of dilutive stock options and awards	3.6	4.3	3.1	4.5
Diluted	240.6	251.8	239.6	251.7

Net income attributable to Ecolab per common share
Basic	$0.61	$0.51	$1.27	$1.49
Diluted	$0.60	$0.50	$1.26	$1.46

Anti-dilutive stock options excluded from the computation of diluted shares	5.9	3.1	9.5	5.4
Unvested restricted stock excluded from the computation of basic shares	0.1	0.1	0.1	0.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                         Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2009	2008	2009	2008	2009	2008

Service cost	$11.8	$11.2	$3.5	$5.1	$0.5	$0.6
Interest cost on benefit obligation	14.8	13.0	6.0	6.7	2.4	2.4
Expected return on plan assets	(18.9)	(17.6)	(4.0)	(4.9)	(0.4)	(0.6)
Recognition of net actuarial loss	4.0	2.2	0.4	0.3	1.1	1.1
Amortization of prior service cost (benefit)	0.1	0.3	0.1	0.1	(1.5)	(1.6)
Curtailment and settlement loss	—	—	0.5	—	—	—

Total expense	$11.8	$9.1	$6.5	$7.3	$2.1	$1.9

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2009	2008	2009	2008	2009	2008

Service cost	$35.4	$33.6	$10.8	$15.2	$1.5	$1.8
Interest cost on benefit obligation	44.4	39.0	18.4	20.1	7.2	7.2
Expected return on plan assets	(56.7)	(52.8)	(12.2)	(14.6)	(1.2)	(1.8)
Recognition of net actuarial loss	12.0	6.6	1.2	0.8	3.3	3.3
Amortization of prior service cost (benefit)	0.3	0.9	0.3	0.2	(4.5)	(4.8)
Curtailment and settlement loss	—	—	0.4	—	0.9	—

Total expense	$35.4	$27.3	$18.9	$21.7	$7.2	$5.7

During the current year the company took actions under its restructuring program that reduced the number of active participants in both the U.S. and International pension and U.S. postretirement health care benefit plans.  As a result of these actions, the company recognized curtailment and settlement charges related to the U.S. postretirement health care benefits plan and select International pension plans that are included as a component of restructuring charges as discussed in Note 2. The actions were not significant to the U.S. pension plan; therefore, no curtailment was recognized.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                         Pension and Postretirement Plans (Continued)

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2009. However, the company made $50 million and $75 million voluntary contributions to the U.S. pension plan in the first and third quarter of 2009, respectively.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $20 million to its international pension benefit plans during the first nine months of 2009. The company currently estimates that it will contribute approximately $6 million more to the international pension benefit plans during the remainder of 2009.

10.                   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Net Sales
United States
Cleaning & Sanitizing	$693.2	$695.5	$1,987.2	$2,012.6
Other Services	117.6	124.7	340.0	356.0
Total	810.8	820.2	2,327.2	2,368.6
International	692.0	684.1	1,973.4	1,953.3
Effect of foreign currency translation	43.6	122.0	35.5	332.3
Consolidated	$1,546.4	$1,626.3	$4,336.1	$4,654.2

Operating Income
United States
Cleaning & Sanitizing	$141.1	$120.4	$370.0	$332.8
Other Services	18.4	17.9	49.9	37.9
Total	159.5	138.3	419.9	370.7
International	71.0	66.7	144.5	174.7
Effect of foreign currency translation	5.7	15.8	5.1	43.5
Corporate	(13.2)	(19.4)	(84.0)	(16.3)
Consolidated	$223.0	$201.4	$485.5	$572.6

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

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

U.S. Other Services	$99.9	$105.7	$287.5	$296.8
International	43.4	48.8	122.8	141.7

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

Goodwill and other intangible assets arise principally from business acquisitions. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Other intangible assets include primarily customer relationships, intellectual property, trademarks and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of other intangible assets was 13 years as of both September 30, 2009 and 2008.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the third quarters ended September 30, 2009 and 2008 was $10.3 million and $11.5 million, respectively.  Total amortization expense related to other intangible assets during the nine months ended September 30, 2009 and 2008 was $31.9 million and $37.4 million, respectively.  As of September 30, 2009, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2009 (Remainder: three-month period)	$11
2010	41
2011	40
2012	39
2013	37

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      New Accounting Pronouncements

In September 2006, the FASB issued Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. In February 2008, the FASB deferred the effective date of this pronouncement for one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis and amended to add a scope exception for leasing transactions subject to the guidance Accounting for Leases from its application. The company adopted this pronouncement effective January 1, 2008 for financial assets and liabilities measured on a recurring basis and effective January 1, 2009 for non-financial assets and liabilities. The adoption did not have an impact on the company’s consolidated results of operations and financial position.

In December 2007, the FASB issued a revised standard on Business Combinations.  The revised standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised standard also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  The company adopted this revised standard effective January 1, 2009. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.

In December 2007, the FASB issued Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51.  This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The company adopted this standard effective January 1, 2009, and revised its 2008 financial statements in accordance with the guidance. The revision includes a reclassification of $0.3 million and $0.1 million from selling, general and administrative expenses to net income attributable to noncontrolling interest on the Consolidated Statement of Income for the third quarter and nine months ended September 30, 2008, respectively, and a reclassification of $7.4 million from other liabilities to noncontrolling interest on the Consolidated Balance Sheet as of December 31, 2008. The adoption did not have a material impact on the company’s consolidated results of operations and financial position.

In March 2008, the FASB issued Disclosures about Derivative Instruments and Hedging Activities. This guidance requires companies to provide greater transparency through disclosures about how and why the company uses derivative instruments. This includes how derivative instruments and related hedged items are accounted for, the level of derivative activity entered into by the company and how derivative instruments and related hedged items affect the company’s financial position, results of operations, and cash flows. The company adopted this standard in the first quarter of 2009 and has included the required disclosures in Note 5.

In December 2008, the FASB issued Employers’ Disclosures about Postretirement Benefit Plan Assets which requires more detailed disclosures regarding employers’ plan assets, including their investment strategies, major categories of plan assets, concentration of risk, and valuation methods used to measure the fair value of plan assets. The guidance is effective for fiscal years ending after December 15, 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      New Accounting Pronouncements (Continued)

In April 2009, the FASB issued a new guidance, Interim Disclosures about Fair Value of Financial Instruments that amends two previously issued standards. The first amendment is to Disclosures about Fair Value of Financial Instruments, and requires disclosures about fair value of financial instruments for interim and annual financial statements.  The second amendment is to Interim Financial Reporting, and requires those disclosures in summarized financial information at interim reporting periods. The company early adopted this guidance in the first quarter of 2009 and has included the required disclosures in Note 5.

In May 2009, the FASB issued Subsequent Events.  This guidance establishes a formal standard of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued. This statement includes a new requirement to disclose the date events were evaluated and the basis for that date.  The company adopted this standard in the second quarter of 2009.  The company has evaluated and determined that there were no material subsequent events required to be disclosed as of November 6, 2009, the date these financial statements were issued.

In June 2009, the FASB issued an amendment to Accounting for Transfers of Financial Assets, which eliminates the concept of a qualified special purpose entity (“QSPE”).  This guidance also establishes criteria for qualifying for sale accounting when only a portion of the financial asset is transferred.  This guidance is effective for the fiscal years and interim periods beginning after November 15, 2009.  The company does not have any QSPEs (as defined under previous standards).  The adoption is not expected to have a material impact on the company’s consolidated financial statements.

In June 2009, the FASB issued Amendments to FASB Interpretation No. 46(R), which amends the consolidation criteria for variable interest entities (“VIE”).  This guidance changes the model for determining who consolidates the VIE and addresses how often this analysis is performed.  The guidance is effective for fiscal years and interim periods beginning after November 15, 2009 and is not expected to have a material impact on the company’s consolidated financial statements.

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

As previously disclosed, an arbitration decision in conjunction with a settlement was rendered on September 24, 2007, concerning two California class-action lawsuits involving wage hour claims affecting former and current employees of the company’s Pest Elimination Division.  On August 19, 2009, a panel of the Court of Appeals of the State of California, Second Appellate District, denied the company’s appeal of the lower court’s confirmation of the arbitration decision relating to the settlement.  The company determined not to seek further appeal.  Accordingly, on October 13, 2009, the company paid the full judgment and settlement amount of $34.6 million, which included post-award interest and employer’s taxes, to the settlement administrator in final satisfaction of the two suits.  The company had previously accrued for this payment.

The company is a defendant in other wage hour lawsuits in the Southern District of New York, one of which has been certified for class-action status.  The company has entered into a settlement agreement covering these suits which is subject to court approval.  The company has fully accrued for the settlement amount, which is not material to the company’s consolidated results of operations or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2009 and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2009 and 2008 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of Ecolab’s management.

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

November 6, 2009

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

Overview of the third quarter ended September 30, 2009

Our third quarter results were once again led by new account gains, pricing and cost savings actions which offset the negative effects of the global recession and unfavorable foreign currency exchange.

Both 2009 and 2008 results of operations included significant special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales decreased 5% to $1.5 billion. Net sales were negatively impacted by unfavorable foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, sales were about even with the prior year.

•                  U.S. Cleaning & Sanitizing sales were $693 million for the third quarter compared to $696 million in the prior year. Results were led by 11% Healthcare sales growth. Kay sales grew 4%, Food & Beverage reported 2% growth, while Institutional reported a 4% sales decline.

•                  U.S. Other Services sales declined 6% to $118 million. Pest Elimination reported a 4% decline and GCS reported an 11% decrease in sales.

•                  International sales, when measured in fixed rates of currency exchange, increased 1% to $692 million in the third quarter. Latin America and Canada enjoyed strong sales growth of 8% and 6%, respectively, while Asia Pacific reported 2% sales growth. Europe/Middle East/Africa (“EMEA”) sales declined 1% in the quarter. When measured at public currency rates, International sales declined 9%.

Financial Performance

•                  Operating income increased 11% to $223 million. Excluding the impact of special gains and charges from both years, operating income increased 8% compared to the third quarter of 2008.

•                  Net income attributable to Ecolab increased 15% to $145 million. Excluding the impact of special gains and charges, and discrete tax items, net income attributable to Ecolab increased 6%.

•                  Diluted net income attributable to Ecolab per share increased 20% to $0.60 for the third quarter of 2009 compared to $0.50 in the third quarter of 2008. Third quarter 2009 results were reduced by $0.01 per share of special gains and charges and discrete tax items. Third quarter 2008 results were reduced by $0.05 per share of special gains and charges and discrete tax items.

•                  Our reported effective income tax rate was 30.2% for the third quarter of 2009 compared to 32.1% for the third quarter of 2008. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 32.0% and 30.4% for the third quarter of 2009 and 2008, respectively.

Results of Operations — Third Quarter and Nine Months Ended September 30, 2009

Net Sales

Consolidated net sales for the third quarter ended September 30, 2009 were $1.5 billion, a decrease of 5% compared to last year. For the first nine months of 2009, net sales decreased 7% to $4.3 billion. When measured in fixed rates of currency exchange, sales for both the third quarter and first nine months of 2009 were about even with the comparable prior year periods. The components of the quarter and year-to-date sales decline are shown below.

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2009	September 30, 2009

Volume	(3)%	(4)%
Price changes	3	4
Foreign currency exchange	(5)	(7)
Acquisitions & divestitures	—	—
Total sales decrease	(5)%	(7)%

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 50.6% and 48.7% for the third quarter of 2009 and 2008, respectively. Our gross margin increase for the third quarter was driven by pricing and favorable delivered product costs. For the nine-month year to date period, the gross margin was 49.3% in 2009 and 49.0% in 2008. The 2009 year to date gross margin was negatively impacted by restructuring special charges included in cost of sales of $9.4 million which reduced our reported gross margin by 0.3 percentage points. Our year to date gross margin increase was driven by pricing and cost savings initiatives, which more than offset higher delivered product costs, especially in Europe, and lower sales volume.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of consolidated net sales were 35.8% for the third quarter of 2009 compared to 35.6% in 2008. The increase in ratio for the third quarter was due to continued investments in our business and other cost increases which more than offset savings from our recent restructuring, pricing leverage and well-managed spending. For the nine-month period, selling, general, and administrative expenses were 36.8% of sales in 2009 and 36.9% of sales in 2008. Year to date, the savings from our recent restructuring, pricing leverage and well-managed spending more than offset investments and cost increases to reduce the ratio. We continue to make key business investments that drive innovation and efficiency, through R&D and information technology systems.

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Cost of sales
Restructuring charges	$1.3	$—	$9.4	$—

Special gains and charges
Restructuring charges	4.0	—	52.6	—
Business structure and optimization	0.7	8.6	2.3	14.3
Gain on sale of plant	—	—	—	(24.0)
Gain on sale of business	—	—	—	(1.7)
Other non-recurring items	0.7	3.2	2.0	5.8
Total	5.4	11.8	56.9	(5.6)

Total special gains and charges	$6.7	$11.8	$66.3	$(5.6)

In the first quarter of 2009, we announced plans to undertake restructuring and other cost-saving actions during 2009 in order to streamline operations and improve efficiency and effectiveness. As a result of these actions, we recorded restructuring expense of $5 million ($4 million after tax) or $0.02 per diluted share and $62 million ($44 million after tax) or $0.18 per diluted share, during the third quarter and nine months ended September 30, 2009, respectively. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges, as shown in the table above.

We anticipate additional restructuring expenses during the remainder of 2009, which are expected to result in total pretax charges of approximately $70 million ($50 million after tax) for the full year 2009. These actions are expected to provide annualized pretax savings of approximately $75 million ($50 million after tax), with pretax savings of $50 million to be realized in 2009. We anticipate that approximately $65 million of the total restructuring charges represent cash expenditures, of which $33 million has been paid as of September 30, 2009 and the majority of the remainder is expected to be paid within the next twelve months. Further details related to these restructuring expenses are included in Note 2.

Operating Income

Reported operating income increased 11% for the third quarter of 2009. The operating income increase was impacted by the year over year comparison of special gains and charges. Excluding the impact of special gains and charges, operating income increased 8% in the third quarter. Excluding the impact of special gains and charges, and unfavorable currency exchange, fixed currency operating income increased 14% in the third quarter as pricing, favorable delivered product costs, cost savings from our recent restructuring and well-managed spending more than offset continued investment in the business and other costs in the quarter. Reported operating income for the first nine months of 2009 declined 15% compared to 2008. The operating income decline was driven by special gains and charges. Excluding the impact of special gains and charges, operating income for the first nine months of 2009 fell 3%. Excluding the impact of special gains and charges, and unfavorable currency exchange, fixed currency operating income for the first nine months of 2009 increased 4% as pricing and cost savings efforts more than offset the increased delivered product and other costs during the period.

Interest Expense, Net

Net interest expense totaled $15.1 million in the third quarter of 2009, compared with $16.0 million in the third quarter of 2008. The decrease in our third quarter net interest expense was primarily due to lower average interest rates and lower borrowing on our U.S. commercial paper program during the period.  Net interest expense was $46.1 million for both the first nine months of 2009 and 2008.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2009	2008	2009	2008

Reported tax rate	30.2%	32.1%	31.2%	30.1%
Tax rate impact of special gains and charges and discrete tax items	1.8	(1.7)	0.4	1.8
Non-GAAP nominal tax rate*	32.0%	30.4%	31.6%	31.9%

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

The decrease in the non-GAAP nominal tax rate for first nine months of 2009 over the respective 2008 rate, which excludes the tax rate impact of special gains and charges and discrete tax items, is due primarily to increased tax benefits from international operations, including global rate reductions. The 2009 third quarter non-GAAP nominal tax rate is higher than 2008 primarily due to lower tax benefits derived from our international operations which increased the third quarter 2009 rate above the expected full year rate, and tax benefits in the prior year which reduced the third quarter 2008 rate.

Provision for Income Taxes (Continued)

Our reported tax rate for the third quarter and first nine months of 2009 was lower than our non-GAAP nominal tax rate primarily due to the tax rate impact of discrete tax benefits of $4.8 million and $4.1 million, respectively. The 2009 discrete tax benefits are primarily due to a $4.4 million third quarter benefit related to prior year reserve adjustments.

Our reported tax rate for the nine months ended 2008 was lower than our non-GAAP nominal tax rate due to the tax rate impact of the $4.8 million discrete tax benefits recorded in the first quarter of 2008, as well as the tax rate impact of a $24 million tax free gain on the sale of a European plant, included in special gains and charges, recorded in the second quarter of 2008.  Our reported tax rate for the third quarter of 2008 is higher than our non-GAAP nominal tax rate primarily due to a discrete tax charge of $2.1 million recorded in the third quarter of 2008.

Net Income Attributable to Ecolab

Net income attributable to Ecolab increased 15% to $145 million in the third quarter of 2009. On a per share basis, reported diluted net income attributable to Ecolab per share increased 20% to $0.60 per share compared to $0.50 per share in 2008. The third quarter of 2009 includes $5.5 million, net of tax, of special gains and charges, and discrete tax benefits of $4.8 million, which together reduced the reported per share amount by $0.01. Currency translation had an unfavorable impact of approximately $7 million, net of tax, or $0.03 per share for the third quarter of 2009 compared to 2008. The third quarter of 2008 included $9.2 million, net of tax, of net charges reported in special gains and charges, and $2.1 million of discrete tax charges, which together decreased the reported per share amount by $0.05.

Net income attributable to Ecolab for the first nine months of 2009 decreased 18% to $302 million. On a per share basis, diluted net income attributable to Ecolab per share decreased 14% to $1.26, compared to $1.46 per share in 2008. Amounts for the first nine months of 2009 include $47.6 million, net of tax, of special gains and charges and net discrete tax benefits of $4.1 million. These items together reduced the reported per share amount by $0.18. Currency translation had an unfavorable impact of approximately $27 million, net of tax, or $0.11 per share for the first nine months of 2009 compared to 2008. The first nine months of 2008 included $10.5 million, net of tax, of net gains reported in special gains and charges and $2.7 million of discrete tax benefits. These items increased reported diluted net income attributable to Ecolab per share by $0.05.

Segment Results

Sales for each of our reportable segments are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Net Sales
United States
Cleaning & Sanitizing	$693.2	$695.5	$1,987.2	$2,012.6
Other Services	117.6	124.7	340.0	356.0
Total	810.8	820.2	2,327.2	2,368.6
International	692.0	684.1	1,973.4	1,953.3
Effect of foreign currency translation	43.6	122.0	35.5	332.3
Consolidated	$1,546.4	$1,626.3	$4,336.1	$4,654.2

U.S. Cleaning & Sanitizing sales were similar to the prior year in the third quarter and decreased 1% for the first nine months of 2009 compared to the prior year. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional — Sales declined 4% and 5% for the third quarter and first nine months of 2009, respectively. New account gains, success with new products and pricing enabled us to outperform continued lower demand from our lodging and foodservice customers. We continue to see strong results for our Apex solids warewashing line due to customer demand for energy and cost savings solutions.  We have not yet seen improvement in Institutional’s major end markets and do not expect a significant pick-up this year.

•                  Food & Beverage - Sales increased 2% in the third quarter as strong results for our core Food & Beverage business were partially offset by lower Ecovation sales. Food & Beverage enjoyed good gains in the dairy, beverage and food markets as pricing, corporate account wins and new products offset soft results in agri and meat & poultry. Sales for the year to date period declined 1% compared to the prior year. The year to date sales comparison was negatively impacted by the timing of a large Ecovation project sale in the first quarter of 2008. Excluding the impact of Ecovation, Food & Beverage continues to perform well as sales grew 4% and 5% for the third quarter and first nine months of 2009, respectively.

•                  Kay - Sales grew 4% in the third quarter of 2009 compared to a very strong third quarter last year when sales grew 21%. For the first nine months of 2009, sales grew 8%. Kay QSR sales grew moderately in the quarter benefiting from existing customer growth. The food retail business showed strong results due to growth at new accounts.

•                  Healthcare — Sales increased 11% for both the third quarter and first nine months of 2009. Business acquisitions contributed 3% and 2% to the third quarter and year-to-date sales growth, respectively. Continued solid growth from our infection barrier business and skin care products led the results. Sales growth has also benefited from H1N1 related sales of hand sanitizers.

Segment Results (Continued)

U.S. Other Services sales decreased 6% in the third quarter and 4% for the first nine months of 2009 compared to the prior year periods. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales declined 4% for the third quarter and were down 1% for the first nine months of 2009. Gains in the quick service restaurant and food & beverage plant market were offset by soft conditions in restaurants and lodging. Both contract services and non-contract sales were lower. New account gains are being offset by customer cancellations as our customers are focusing on reducing their spending due to the continued soft economy.

•                  GCS Service - Sales declined 11% and 13% for the third quarter and first nine months of 2009, respectively, compared to the prior year periods. Both service and direct parts sales continued to be soft. New account wins were more than offset by slower foodservice business conditions which has resulted in prospective customers delaying their decision to buy contract services.

We evaluate the performance of our International operations based on fixed management rates of currency exchange.  Fixed currency rate sales for our International operations increased 1% for both the third quarter and first nine months of 2009. When measured at public currency rates, International sales decreased 9% and 12% for the third quarter and first nine months of 2009, respectively. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales declined 1% for both the third quarter and first nine months of 2009.  Third quarter sales growth in the U.K., France and Italy was offset by lower sales in Germany. The EMEA region continues to be negatively impacted by the current economic recession in Europe. From a divisional perspective, our Healthcare business continued to show solid growth in the region while Institutional and Food & Beverage reported modest sales declines. Textile Care and Pest Elimination also reported sales declines for the quarter.

•                  Asia Pacific - Sales increased 2% in the third quarter and are up 3% for the first nine months of 2009, compared to the prior year.  Sales growth in the region continued to be led by growth in Food & Beverage due to increased product penetration and new account gains.  From a country perspective, sales growth has been driven by growth in China, Australia and New Zealand.  Sales growth reflected the impact of economic uncertainty and low levels of business travel and tourism in the region.

•                  Latin America — We continue to experience strong sales growth in Latin America as sales in the region increased 8% for both the third quarter and first nine months of 2009. Our Institutional, Food & Beverage and Pest Elimination businesses all showed strong gains in the region against weak economic conditions. Sales growth was led by continued strong growth in Brazil and Venezuela.

•                  Canada — Sales increased 6% and 8% for the third quarter and first nine months of 2009, respectively, compared to the prior year periods. Sales growth was led by strong results from Food & Beverage, driven by new account gains and product price increases.  Institutional also reported sales growth for both the quarter and year to date periods led by pricing and success with distributor partners.

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2009	2008	2009	2008

Operating Income
United States
Cleaning & Sanitizing	$141.1	$120.4	$370.0	$332.8
Other Services	18.4	17.9	49.9	37.9
Total	159.5	138.3	419.9	370.7
International	71.0	66.7	144.5	174.7
Effect of foreign currency translation	5.7	15.8	5.1	43.5
Corporate	(13.2)	(19.4)	(84.0)	(16.3)
Consolidated	$223.0	$201.4	$485.5	$572.6

U.S. Cleaning & Sanitizing operating income increased 17% and 11% for the third quarter and first nine months of 2009, respectively.  Pricing gains, favorable delivered product costs and well-managed spending drove significant operating income growth.

U.S. Other Services operating income increased 3% and 32% for the third quarter and first nine months of 2009, respectively. Operating income growth was driven by pricing, productivity and efficiency gains and cost reductions.

International segment operating income at fixed currency rates increased 6% for the third quarter and declined 17% for the first nine months of 2009. The lag of higher delivered product cost increases internationally, especially in Europe, continued to impact our third quarter and year to date International operating income. For the quarter, pricing gains and cost savings actions more than offset slowing delivered product cost increases and continued investment in the business. Year to date, pricing gains and cost savings efforts were unable to fully offset lower sales volume, delivered product and other cost increases, and continued investment in the business. When measured at public currency rates, International operating income decreased 7% and 31% for the third quarter and first nine months of 2009, respectively, compared to prior year periods.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Financial Position and Liquidity

Total assets were $5.0 billion as of September 30, 2009, compared to total assets of $4.8 billion at December 31, 2008. The increase was primarily due to the impact of foreign currency exchange rates which increased the value of international assets on our balance sheet when translated into U.S. dollars.  When measured in fixed rates of currency exchange, our accounts receivable and inventory balances declined from year end 2008.

Total debt was $1.0 billion as of September 30, 2009 and $1.1 billion as of December 31, 2008. The ratio of total debt to capitalization (shareholders’ equity plus total debt) decreased to 33% at September 30, 2009 compared to 42% at December 31, 2008 due to the increase in equity and the decrease in short-term debt on our balance sheet. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $532 million for the first nine months of 2009 compared to $496 million in 2008. Operating cash flow in 2009 was negatively impacted by $125 million of voluntary contributions to our U.S. pension plan compared to $75 million in 2008. We continue to generate strong cash flow from operations, which has allowed us to continue to fund our ongoing operations, pay down short-term borrowings, and return cash to shareholders through dividend payments.

Cash used for investing activities decreased in 2009 primarily due to significantly lower acquisition activity as the first nine months of 2008 included our Ecovation acquisition. Capital and software investments also decreased in 2009 compared to 2008.

Cash used for financing activities in 2009 included $220 million of repayments of our short-term borrowing. Due to our $300 million repurchase of 11.3 million shares from Henkel in the fourth quarter of 2008, we did not repurchase shares during the first nine months of 2009 under our share repurchase program.  2008 financing cash flow activities included the proceeds from the issuance of our $250 million 4.875% senior unsecured notes.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2008 disclosed total notes payable and long-term debt due within one year of $339 million. As of September 30, 2009, the total notes payable and long-term debt due within one year has declined to $121 million. The decrease from year-end is primarily due to the pay down of commercial paper during 2009. Our gross liability for uncertain tax positions under FIN 48 was $109 million as of September 30, 2009 and $111 million as of December 31, 2008. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first nine months of 2009.

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

Financial Position and Liquidity (Continued)

Beginning in the third quarter of 2008, global credit markets, including the commercial paper markets, began experiencing adverse conditions, and volatility within these markets temporarily increased the costs associated with issuing debt due to increased spreads over relevant interest rate benchmarks. We continued to have access to the commercial paper market during this volatile and disruptive period. While the credit markets have improved and stabilized in 2009, we believe we are well positioned to manage any renewed volatility in the credit markets as a result of our A-1/P-1 short term debt ratings and strong operating cash flow.

As of September 30, 2009, we had $108 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of September 30, 2009, we had $98 million in outstanding U.S. commercial paper and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s.

In addition, we have committed and uncommitted credit lines of $172 million with major international banks and financial institutions to support our general global funding needs. Approximately $156 million of these credit lines were not drawn upon and available for use as of September 30, 2009.

New Accounting Pronouncements

For information on recent adoptions and new accounting pronouncements, see Note 12.

Subsequent Events

We have evaluated and determined that there were no material subsequent events required to be disclosed as of November 6, 2009, the date these financial statements were issued.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning contributions to pension benefit plans, business acquisitions, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, gross liability for unrecognized tax benefits or uncertain tax positions, future restructuring expenses, cash payments and savings, trading conditions in our end markets, future cash flow, volatility in the credit markets, nonperformance of financial counterparties, timing of hedged transactions, borrowing capacity and short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 5, entitled “Financial Instruments and Hedging Transactions” of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 12.

Item 4.  Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 23 is incorporated herein by reference.

Item 1A.                Risk Factors

In our report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 7, 2009, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There has been no material change in our risk factors subsequent to the filing of our Form 10-Q for the quarter ended June 30, 2009.

We may also refer to said disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
July 1-31, 2009	105,316	$41.4345	0	3,945,862
August 1-31, 2009	9,934	$42.0626	0	3,945,862
September 1-30, 2009	138,543	$45.7158	0	3,945,862
Total	253,793	$43.7962	0	3,945,862

(1)   Represents 253,793 shares reacquired from employees and/or directors to satisfy the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 6.                   Exhibits

(a) The following documents are filed as exhibits to this report:

(10)                        Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.

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

ECOLAB INC.

Date:	November 6, 2009	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically