Form 10-K
period 2009-12-31
ECOLAB INC
filed 2010-02-26
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009	Commission File No. 1-9328

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.
Preferred Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ YES ☐ NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ YES ☒ NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES  ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. ☒ YES ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2009:  $9,206,009,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $38.99 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2010: 236,263,986 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2009 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2010 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2009 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

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

During 2009, we executed the following actions to continue to build our business:

•                  In February 2009, we acquired assets of the Stackhouse business of CORPAK Medsystems, Inc., a marketer of surgical helmets and smoke evacuators, primarily for use during orthopedic surgeries.  The business, which has annual sales of approximately $4 million, became part of the company’s U.S. Cleaning & Sanitizing operations during the first quarter of 2009.

•                  In October 2009, we acquired the ISS pest elimination business in the United Kingdom. The acquisition increases our U.K. Pest Elimination Service capacity, adds scale and strengthens our customer relationships. The business, which has annual sales of approximately $6 million, became part of our International operations in the fourth quarter of 2009.

•                  We completed a restructuring plan announced in January 2009 to streamline operations and improve efficiency and effectiveness.  The restructuring included a global workforce reduction and optimization of our supply chain including the reduction of plant and distribution center locations.

•                  We continued the roll out of the Ecolab Business Solution (EBS), an extensive project to implement a common set of business processes and systems across Europe.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 52 and 53 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General: Ecolab develops and markets premium products and services for the hospitality, foodservice, healthcare and industrial markets. We provide cleaning and sanitizing products and programs, as well as pest elimination, maintenance and repair services primarily to customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care, commercial facilities management and vehicle wash sectors.  A strong commitment to customer support and sustainable solutions is a distinguishing characteristic of our business.  Additional information on our business philosophy is found below under the heading “Additional Information — Competition” of this Item 1(c).

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

Institutional: The Institutional Division is our largest division and sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on-premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions, as well as food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. The Institutional Division also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, health care and commercial facilities. The Institutional Division develops and markets various chemical dispensing device systems, which are made available to customers, to dispense our cleaners and sanitizers. In addition, the Institutional Division markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

We believe that we are the leading supplier of chemical warewashing products and programs to institutions in the United States.

The Institutional Division sells its products and programs primarily through company-employed field sales personnel. We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers for accounts that prefer to purchase through these distributors.  Many of these distributors also participate in marketing our product and service offerings to the end customers. We generally provide the same customer support to accounts supplied by these distributors as we do to direct customers.

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

Kay employs a direct field sales force which establishes contracts or relationships with national and regional quick service restaurants and franchisees, although the products are sold to distributors who then supply the chain’s or franchisee’s units.

We believe that our Kay Division is the leading supplier of chemical cleaning and sanitizing products to the traditional quick service restaurant industry in the United States. While Kay’s customer base has been growing, Kay’s business is largely dependent upon a limited number of major quick service restaurant chains and franchisees.

In addition, through Kay’s Food Retail business, the Division supplies cleaning and sanitizing products to the food retail (i.e., grocery store) industry. Food Retail contracts with national and regional food retailers, while products are sold primarily through distributors in fulfillment of those contracts.  Products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products, assorted cleaning tools and floor care products. We provide the same customer support to accounts supplied by distributors as to direct customers.

Healthcare: Our Healthcare Division provides infection prevention and other healthcare related offerings to acute care hospitals, surgery centers, dental offices and veterinary clinics.  The Healthcare Division’s proprietary infection prevention products (hand hygiene, hard surface disinfectants, instrument cleaners, patient drapes, fluid control products and equipment drapes) are sold primarily under the “Ecolab” and “Microtek” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  The Healthcare Division’s Microtek Medical business, is a leader in niche branded specialty surgical drapes and fluid control products.  The Healthcare Division sells its products and programs primarily through company-employed field sales personnel but also sells through healthcare distributors.

Textile Care: Our Textile Care Division provides chemical laundry products and proprietary dispensing systems, as well as related programs, to large industrial and commercial laundries.  Typically these customers include free-standing laundry plants used by institutions such as hotels, restaurants and healthcare facilities as well as industrial and textile rental laundries. Products and programs include laundry cleaning and specialty products, related dispensing equipment, plus water and energy management which are marketed primarily through company-employed field sales personnel and, to a lesser extent, through independent, third-party distributors. The Textile Care Division’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing the customers’ overall operating cost.

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

Pest Elimination: Our Pest Elimination Division provides services designed to detect, eliminate and prevent pests, such as rodents and insects, in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers. These services are sold and performed by company-employed field sales and service personnel. In addition, through our EcoSure Food Safety Management business, we provide customized on-site evaluations, training and quality assurance services to foodservice operations.

GCS Service: GCS Service provides equipment repair and maintenance services for the commercial food service industry. Repair services are offered for in-warranty repair, acting as the Manufacturer’s Authorized Service Agent, as well as after warranty repair. In addition, GCS Service operates as a parts distributor to repair service companies and end users.

International Segment

We conduct business in approximately 72 countries outside of the United States through wholly-owned subsidiaries or, in the case of Israel and Venezuela, through joint ventures with local partners. In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues. Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

In general, the businesses conducted internationally are similar to those conducted in the United States but are managed on a geographic basis. The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations. They are conducted in virtually all of our International locations and, compared to the United States, constitute a larger portion of the overall business. Healthcare and Textile Care are also significant businesses in our International operations, particularly in Europe. Kay has sales in a number of International locations. A significant portion of Kay’s international sales are to international units of United States-based quick service restaurant chains. Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

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

International businesses are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, tax laws, currency exchange rates and economic and political conditions abroad. The profitability of our International operations has historically been lower than the profitability of our businesses in the United States, due to (i) the smaller scale of International operations where many operating locations are smaller in size, (ii) the additional cost of operating in numerous and diverse foreign jurisdictions and (iii) higher costs of importing certain raw materials and finished goods in some regions.  Proportionately larger investments in sales, technical support and administrative personnel are also necessary in order to facilitate the growth of our International operations.

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

Number of Employees: We had approximately 26,000 employees as of December 31, 2009.

Customers and Classes of Products: We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick service chains and franchisees. Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit. We sell two classes of products which each constitute 10 percent or more of our sales. Sales of warewashing products in 2009, 2008 and 2007 approximated 19, 19 and 20 percent, respectively, of our consolidated net sales. In addition, through our Institutional and Textile Care businesses, we sell laundry products and provide customer support to a broad range of laundry customers. Sales of laundry products and services in 2009, 2008 and 2007 approximated 11, 11 and 10 percent, respectively, of our consolidated net sales.

Patents and Trademarks: We own and license a number of patents, trademarks and other intellectual property. While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark.

Seasonality: We do experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments. Note 17, entitled “Quarterly Financial Data” located on page 54 of the Annual Report, is incorporated herein by reference.

Working Capital: We have invested in the past, and will continue to invest in the future, in merchandising equipment consisting primarily of systems used by customers to dispense our cleaning and sanitizing products. Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution: We manufacture most of our products and related equipment in Company-operated manufacturing facilities. Some products are also produced for us by third-party contract manufacturers. Other products and equipment are purchased from third-party suppliers. Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 15 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and public logistics service providers. We use common carriers, our own delivery vehicles, and distributors for transport. Additional information on our plant and distribution facilities is located beginning at page 15 of this Form 10-K under the heading “Properties.”

Raw Materials: Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, phosphorous materials, silicates and salts, and organic chemicals, including surfactants and solvents. These materials are generally purchased on an annual contract basis from a diverse group of chemical manufacturers. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels. Our Healthcare division purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets.  Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. Most raw materials, or substitutes for those materials, used by us, with the exception of a few specialized chemicals which we manufacture, are available from several suppliers.

Research and Development: Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of our principal products have been developed by our research, development and engineering personnel. At times, technology has also been licensed from third parties to develop offerings. Note 13, entitled “Research Expenditures” located on page 48 of the Annual Report, is incorporated herein by reference.

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

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts, Minnesota and Oregon.  Environmentally preferable purchasing programs for cleaning products have been enacted in five states, and in 2009 were considered in 17 additional states.  Cleaning product ingredient disclosure legislation was introduced in the U.S. Congress in 2009.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

TSCA:  Re-authorization of the Toxic Substances Control Act (“TSCA”) and an update of the chemicals on the TSCA Inventory (the so-called “reset” of the TSCA Inventory) are being discussed in the U.S. Congress.  The U.S. Environmental Protection Agency (EPA) is

also more aggressively using the existing TSCA tools to manage chemicals of concern.  Ecolab anticipates that compliance with new requirements under TSCA could be similar to the costs associated with REACH in the European Union, which is discussed below.

REACH: The European Union is enacting the regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”). It established a new European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. Ecolab has met the pre-registration requirements of REACH, and is on track to meet the upcoming registration deadlines and requirements in 2010 and beyond.  To help manage this new program, Ecolab is simplifying its product line and working with chemical suppliers to comply with registration requirements.  The impact of REACH will also be felt by our competitors. Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect our consolidated results of operations, financial position or cash flows.

GHS:  In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation. The primary cost of compliance will revolve around reclassifying products and revising SDSs and product labels, and we are working toward a phased-in approach to mitigate the costs of GHS implementation.  The impact of GHS will also be felt by our competitors.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain approximately 270 product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3,100,000 in 2009 and $3,308,000 in 2008.

In Europe, the Biocidal Product Directive (98/8/EC) (“BPD”) established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage requirements associated with the BPD, and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the BPD phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period, or our financial position.

In addition, our Pest Elimination Division applies restricted-use pesticides that it generally purchases from third parties. That Division must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides. Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations. We have not experienced material difficulties in complying with these requirements.

FDA Antimicrobial Product Requirements: Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals, foods and medical devices. In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food. The FDA codifies “Good Manufacturing Practices” for these products in order to ensure product quality, safety and effectiveness.  The FDA also has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994, which may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

As a manufacturer and marketer of medical devices, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products.  These regulations govern the development, testing, packaging, labeling and marketing of medical devices and manufacturing procedures relating to these devices.  We also are required to register with the FDA as a device manufacturer and to comply with the FDA’s Quality System Regulations, which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities.  Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark”, an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements.  We have CE mark approval to sell various medical device products in Europe.  Our other international non-European operations also are subject to government regulation and country-specific rules and regulations.  Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical and other waste.  No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental health and safety projects worldwide were approximately $3,768,000 in 2009 and $8,900,000 in 2008.  Approximately $9,000,000 has been budgeted globally for projects in 2010.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly applies to Ecolab at the present time; however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab has joined U.S. EPA’s Climate Leaders program, and as part of that program we have pledged a U.S. GHG emission reduction goal of 20% per dollar sales from 2006 to 2012.  To achieve this target we have developed a GHG inventory of the six major greenhouse gases and report progress annually based on detailed U.S. EPA protocols and guidance.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 15 sites in the United States. Additionally, we have similar liability at seven sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $1,725,000 in 2009 and $614,000 in 2008.  Our worldwide accruals at December 31, 2009 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $3,878,000. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or liquidity.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 52 and 53 of the Annual Report, is incorporated herein by reference.

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

In addition, the following governance materials are available on our website at www.ecolab.com/investor/governance:  (i)  charters of the Audit, Compensation, Finance and Governance Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct and Code of Ethics for Senior Officers and Finance Associates.

Executive Officers of the Registrant.

The persons listed in the following table are our current executive officers. Officers are elected annually. There is no family relationship among any of the directors or executive officers, and except as otherwise noted, no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 2005

Douglas M. Baker, Jr.	51	Chairman of the Board, President and Chief Executive Officer	May 2006 – Present

		President and Chief Executive Officer	Jan. 2005 – Apr. 2006

Christophe Beck	42	Executive Vice President – Institutional North America	May 2009 - Present

		Senior Vice President and General Manager Institutional North America Full Service Restaurants	Jan. 2008 – Apr. 2009

		Senior Vice President Strategy and Marketing Development	May 2007 – Dec. 2007 (1)

Lawrence T. Bell	61	General Counsel and Secretary	Feb. 2008 – Present

		Senior Vice President, General Counsel and Secretary	Jan. 2005 – Jan. 2008

Larry L. Berger	49	Senior Vice President and Chief Technical Officer	Apr. 2008 – Present (2)

John J. Corkrean	44	Vice President and Corporate Controller	Apr. 2008 – Present

		Vice President and Treasurer	May 2006 – Mar. 2008

		Professional Products Vice President Distributor Sales	Apr. 2005 – Apr. 2006

		Professional Products Vice President and Controller	Jan. 2005 – Mar. 2005

Steven L. Fritze	55	Chief Financial Officer	Feb. 2008 – Present

		Executive Vice President and Chief Financial Officer	Jan. 2005 – Jan. 2008

Robert K. Gifford	52	Senior Vice President – Global Supply Chain	Oct. 2005 – Present

		Vice President – Supply Chain Management	Jan. 2005 – Sep. 2005

Thomas W. Handley	55	President, Global Food & Beverage	Sep. 2009 - Present

		President – Industrial and Services North America Sector	Dec. 2007 – Aug. 2009

Name	Age	Office	Positions Held Since Jan. 1, 2005

Thomas W. Handley (con’t.)		Executive Vice President – Industrial Sector	Apr. 2006 – Nov. 2007

		Executive Vice President – Specialty Sector	Jan. 2005 – Mar. 2006

Michael A. Hickey	48	Executive Vice President, Service Sector	Jan. 2010 - Present

		Senior Vice President – Global Business Development and General Manager GCS Service	Jan. 2009 – Dec. 2009

		Senior Vice President – Global Business Development	Jan. 2006 – Dec. 2008

		Senior Vice President – Global / Corporate Accounts	Nov. 2005 – Dec. 2005

		Vice President – Global/Corporate Accounts, Institutional Division	Jan. 2005 – Oct. 2005

Phillip J. Mason	59	President – International Sector	Dec. 2007 - Present

		Executive Vice President – Asia Pacific and Latin America	Jan. 2005 – Nov. 2007

Michael L. Meyer	52	Senior Vice President-Human Resources	Feb. 2008 – Present (3)

James A. Miller (4)	53	President, Specialty, Industrial & Services	Sep. 2009 - Present

		President – Institutional North America Sector	Dec. 2007 – Aug. 2009

		Executive Vice President – Institutional Sector North America	Jan. 2005 – Nov. 2007

Susan K. Nestegard	49	President, Global Healthcare Sector	Jan. 2010 - Present

		Executive Vice President – Global Healthcare Sector	Apr. 2008 – Dec. 2009

		Senior Vice President – Research, Development and Engineering and Chief Technical Officer	Jan. 2005 – Mar. 2008

Robert P. Tabb	59	Vice President and Chief Information Officer	Jan. 2005 – Present

James H. White	45	President-EMEA Sector	Dec. 2007 – Present

		Executive Vice President – EMEA	Apr. 2007 – Nov. 2007

		Senior Vice President – Strategy and Marketing Development	May 2006 – Mar. 2007

		Senior Vice President – Strategic Planning	Oct. 2005 – Apr. 2006 (5)

(1)         Prior to joining Ecolab in 2007, Mr. Beck was employed for 15 years by Nestlé S.A. in various management and executive positions including assignments in Germany, Switzerland and Italy.

(2)         Prior to joining Ecolab in 2008, Dr. Berger spent 22 years with E.I. duPont de Nemours and Company, most recently as Chief Technical Officer for DuPont Nonwovens.

(3)         Prior to joining Ecolab in 2008, Mr. Meyer was employed for 24 years by Abbott Laboratories, most recently as Vice President Vascular Business Latin America and Canada. Mr. Meyer’s management and executive experience includes 22 years in Human Resources and assignments in Canada and Hong Kong.

(4)         In May 2000, Mr. Miller became President and CEO of Busy Body, Inc., a privately held retailer of home fitness equipment in the western U.S., to remedy operations that were underperforming the owners’ expectations.  Busy Body, Inc. filed for Chapter 11 protection under federal bankruptcy laws in May 2001 and was subsequently liquidated.  Mr. Miller re-joined the Company in October 2001.

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

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care and food processing industries, can adversely impact our end-users who are sensitive to changes in travel and dining activities. The recent decline in economic activity is adversely affecting these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products, which has had, and may continue to have, an adverse impact on our business.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future.  In 2008 and 2009 the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. While these disruptions have not impaired our ability to access credit markets, there can be no assurance that there will not be a further deterioration in the markets in which we operate. As a result, ongoing disruption in the global economy could adversely affect our consolidated results of operations, financial position or cash flows.

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

Our growth depends upon our ability to successfully compete with respect to value, product offerings and customer support:  Our competitive market is made up of numerous national, regional and local competitors. Our ability to compete depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize innovative, high value-added products for niche applications. There can be no assurance that we will be able to accomplish this or that technological developments by our competitors will not place certain of our products at a competitive disadvantage in the future. In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets. If we fail to timely introduce new technologies on a timely basis, we may lose market share and our consolidated results of operations, financial position, or cash flows could be adversely affected.

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

If we are unsuccessful in integrating acquisitions, our business could be adversely affected:  As part of our long-term strategy, we seek to acquire complementary businesses. There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses into existing businesses. If the underlying business performance of such acquired businesses deteriorates, the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be adversely affected.

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

Our business depends on our ability to comply with governmental regulations and we may be adversely affected by changes in laws and regulations:  Our business is subject to numerous regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products. Compliance with these regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices and reduce our profits.  In addition, changes in accounting standards, including the adoption effective January 1, 2007 of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, could increase the volatility of our quarterly tax rate.

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

Item 2.  Properties.

Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate in-house production. Currently, most products that we sell are manufactured at our facilities.

Our manufacturing facilities produce chemical products or equipment for all of our businesses, although the businesses constituting the United States Other Services segment purchase the majority of their products and equipment from outside suppliers. Our chemical production process consists primarily of blending and packaging powders and liquids and casting solids. Our equipment manufacturing operations consist primarily of producing chemical product dispensers and injectors and other mechanical equipment, medical devices and dishwasher racks and related sundries and dish machine refurbishment.

The following table profiles our main manufacturing facilities with ongoing production activities. In general, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International” segment. However, certain United States facilities do manufacture products for export which are used by the International segment. The facilities having export involvement are marked with an asterisk (*).

ECOLAB OPERATIONS PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Emulsions, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids, Emulsions	Owned
Martinsburg, WV	228,000	Liquids, Emulsions, Waxes	Owned
Greensboro, NC	193,000	Solids, Liquids, Powders	Owned
San Jose, CA	175,000	Bulk Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids, Emulsions	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids, Emulsions	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL *	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX *	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased
INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,000	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,000	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Sao Paulo, BRAZIL	62,000	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,000	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	53,000	Liquids	Leased

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Guangzhou, CHINA	50,000	Liquids, Powders	Leased
Baglan, UNITED KINGDOM	50,000	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	27,000	Liquids, Powders	Owned
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Dar es Salaam, TANZANIA	23,000	Liquids, Powders	Leased
Seoul, SOUTH KOREA	22,000	Liquids, Powders	Owned
Acuna, MEXICO	21,000	Medical Devices	Leased
Racibor, POLAND	20,000	Liquids	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	8,000	Liquids, Powders	Owned

Our manufacturing facilities are adequate to meet our existing in-house production needs.  We continue to invest in our plant sites to maintain viable operations and to add capacity as necessary to meet business imperatives.

Most of our manufacturing plants also serve as distribution centers. In addition, we operate distribution centers around the world, most of which are leased, and utilize public logistics service providers to facilitate the distribution of our products and services. In the United States, our sales and service associates are located in approximately 97 leased offices. Additional sales offices are located internationally.

Our corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through 2013. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2011 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. A 90 acre campus in Eagan, Minnesota is owned and provides for future growth. The Eagan facility houses our research and development and data center requirements as well as several of our administrative functions.

Item 3. Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on page 48 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2009 and 2008 were as follows:

	2009		2008
Quarter	High	Low	High	Low
First	$36.78	$29.27	$52.35	$42.52
Second	$40.04	$34.11	$48.91	$42.89
Third	$47.88	$36.89	$52.16	$42.00
Fourth	$46.89	$43.39	$49.99	$29.56

The closing Common Stock price on February 1, 2010 was $44.37.

Holders:  On February 1, 2010, we had 5,041 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 73 consecutive years. Quarterly cash dividends of $0.13 per share were declared in February, May and August 2008. Cash dividends of $0.14 per share were declared in December 2008, and February, May and August 2009. A dividend of $0.155 per share was declared in December 2009.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2009	410	$46.0516	0	3,945,862
November 1-30, 2009	289,366	$44.4382	285,473	3,660,389
December 1-31, 2009	986,426	$44.9821	939,605	2,720,784
Total	1,276,202	$44.8591	1,225,078	2,720,784	(3)

(1)                    Includes 51,124 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                    The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                    As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1 of The Securities Exchange Act of 1934.  As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under such authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005  inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 56 and 57 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The material appearing under the heading entitled “Financial Discussion,” located on pages 21 through 32 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on page 31 of the Annual Report, is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 33 through 57 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2009, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 11 through 13 of this Form 10-K, and is incorporated herein by reference.

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

A total of 560,985 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2009, which are actually issued and outstanding.

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

(i)            Consolidated Statement of Income for the years ended December 31, 2009, 2008 and 2007, Annual Report page 33.

(ii)           Consolidated Balance Sheet at December 31, 2009 and 2008, Annual Report page 34.

(iii)          Consolidated Statement of Cash Flows for the years ended December 31, 2009, 2008 and 2007, Annual Report page 35.

(iv)          Consolidated Statement of Comprehensive Income and Equity for the years ended December 31, 2009, 2008 and 2007, Annual Report page 36.

(v)           Notes to Consolidated Financial Statements, Annual Report pages 37 through 54.

(vi)          Report of Independent Registered Public Accounting Firm, Annual Report page 55.

(b)(2)                      All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the accompanying notes to the consolidated financial statements. All significant majority-owned subsidiaries are included in the filed consolidated financial statements.

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

B.       By-Laws, as amended through August 1, 2008 — Incorporated by reference to Exhibit (3.1) of our Form 8-K dated November 10, 2008.

(4)A.       Common Stock - see Exhibits (3)A and (3)B.

B.       Form of Common Stock Certificate effective February 28, 2007 — Incorporated by reference to Exhibit (4)B of our Form 10-K Annual Report for the year ended December 31, 2006.

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

D.       Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

E.       Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011 - Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

F.       Form of 6.875% Note due February 2, 2011 - Incorporated by reference to Exhibit 4(C) of our Form 8-K dated January 23, 2001.

G.       Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008.

H.       Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4)G above.

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

(iv)          Amendment No. 3 to 1995 Non-Employee Director Stock Option Plan, adopted October 31, 2008 — Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report dated December 31, 2008.

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

(vii)         Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004) — Incorporated by reference to Exhibit (10)E(vii) of our Form 10-K Annual Report for the year ended December 31, 2008.

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

(v)           Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.

I.              Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10)N hereof.

J.             Ecolab Financial Counseling Plan effective January 1, 2005 — Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

K.            Ecolab Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2005) — Incorporated by reference to Exhibit (10)K of our Form 10-K Annual Report for the year ended December 31, 2008.

L.             Ecolab Mirror Savings Plan (Amended and Restated effective as of January 1, 2005) — Incorporated by reference to Exhibit (10)L of our Form 10-K Annual Report for the year ended December 31, 2008.

M.           Ecolab Mirror Pension Plan (Amended and Restated effective as of January 1, 2005) — Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2008.

N.            Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005) — Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2008.

O.            Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

P.             Ecolab Inc. Change in Control Severance Compensation Policy, effective as of January 1, 2005, adopted December 19, 2008 — Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2008.

Q.            Description of Ecolab Management Incentive Plan — Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

R.            (i)            Ecolab Inc. 2002 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002

(ii)           Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003 — Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)          Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003 — Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

S.             (i)            Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

(ii)           Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008 — Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008.

(iii)          Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008 — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

(iv)          Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008 — Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008.

(v)           Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

(vi)          Sample form of Performance Base Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009.

T.         Policy on Reimbursement of Incentive Payments adopted December 4, 2008 — Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(13)         Those portions of our Annual Report to Stockholders for the year ended December 31, 2009 which are incorporated by reference into Parts I and II hereof.

(14)A.     Code of Conduct — Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.      Code of Ethics for Senior Officers and Finance Associates — Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)         List of Subsidiaries as of January 31, 2010.

(23)         Consent of Independent Registered Public Accounting Firm at page 29 hereof is filed as a part hereof.

(24)         Powers of Attorney.

(31)         Rule 13a-14(a) Certifications.

(32)         Section 1350 Certifications.

(101)       Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)C.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)D.	1995 Non-Employee Director Stock Option Plan.

(10)E.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G.	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)Q.	Description of Ecolab Inc. Management Incentive Plan.

(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)S.	Ecolab Inc. 2005 Stock Incentive Plan.

(10)T.	Policy on Reimbursement of Incentive Payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2010.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 26th day of February 2010.

/s/Douglas M. Baker, Jr.	Chairman of the Board, President
Douglas M. Baker, Jr.	and Chief Executive Officer
(Principal Executive Officer and
Director)

/s/Steven L. Fritze	Chief Financial Officer
Steven L. Fritze	(Principal Financial Officer)

/s/John J. Corkrean	Vice President and Corporate
John J. Corkrean	Controller
(Principal Accounting Officer)

/s/Lawrence T. Bell	Directors
Lawrence T. Bell

as attorney-in-fact for: Barbara J. Beck, Les S. Biller, Richard U. De Schutter, Jerry A. Grundhofer, Joel W. Johnson, Jerry W.Levin, Robert L. Lumpkins, C. Scott O’Hara, Beth M. Pritchard, Victoria J. Reich and John J. Zillmer

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; and 333-163838) and Form S-3 (Registration No. 333-149052) of Ecolab Inc. of our report dated February 26, 2010 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 26, 2010

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

Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	E.	Officer’s Certificate establishing terms and conditions of 6.875% Notes due February 1, 2011.	Incorporated by reference to Exhibit 4(B) of our Form 8-K dated January 23, 2001.

	F.	Form of 6.875% Note due February 2, 2011.	Incorporated by reference to Exhibit 4(C) of our Form 8-K dated January 23, 2001.

	G.	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our on Form 8-K dated February 8, 2008.

	H.	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4)G above.

(10)	A.	(i)

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

Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

			(b) Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

			(c) Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

(d)	Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program.

		(a) Form of Commercial Paper Dealer Agreement for 4 (2) Program. Agreements have been executed with Salomon Smith Barney, Inc., Wachovia Securities, LLC and Banc of America Securities LLC.	Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and Bank One, National Association as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

	(iv)	Amendment No. 3 to 1995 Non-Employee Director Stock Option Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report dated December 31, 2008.

E.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	(v)	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

	(vi)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).	Incorporated by reference to Exhibit (10)E(vii) of our Form 10-K Annual Report for the year ended December 31, 2008.

F.		Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Filed herewith electronically.

I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.		Ecolab Financial Counseling Plan (Effective January 1, 2005).	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

K.		Ecolab Supplemental Executive Retirement Plan (Amended and Restated effective as of January 1, 2005).	Incorporated by reference to Exhibit (10)K of our Form 10-K Annual Report for the year ended December 31, 2008.

L.		Ecolab Mirror Savings Plan (Amended and Restated effective as of January 1, 2005).	Incorporated by reference to Exhibit (10)L of our Form 10-K Annual Report for the year ended December 31, 2008.

M.		Ecolab Mirror Pension Plan (Amended and Restated effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)M of our Form 10-K Annual Report for the year ended December 31, 2008.

N.		Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005).	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2008.

O.		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

P.		Ecolab Inc. Change in Control Severance Compensation Policy, effective as of January 1, 2005, adopted December 19, 2008.	Incorporated by reference to Exhibit (10)P of our Form 10-K Annual Report for the year ended December 31, 2008.

Q.		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

		(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

		(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	S.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

		(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V of our Form 10-K Annual Report for the year ended December 31, 2008.

		(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

		(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008.

		(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

		(vi)	Sample Form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009.

	T.		Policy on Reimbursement of Incentive Payments adopted December 4, 2008	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2008 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14)A.	Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.	Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries as of January 31, 2010.	Filed herewith electronically.

(23)	Consent of Independent Registered Public Accounting Firm at page 29 hereof is filed as a part hereof.	See page 29 hereof.

(24)	Powers of Attorney.	Filed herewith electronically.

(31)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)	Section 1350 Certifications.	Filed herewith electronically.

(101)	Interactive Data File.	Filed herewith electronically.