Form 10-Q
period 2010-03-31
ECOLAB INC
filed 2010-05-06
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2010.

233,372,148 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share)	2010	2009
	(unaudited)

Net sales	$1,432.1	$1,348.2

Cost of sales (including special charges of $8.0 in 2009)	716.7	707.9

Selling, general and administrative expenses	558.1	516.3

Special gains and charges	3.5	26.5

Operating income	153.8	97.5

Interest expense, net	15.0	15.8

Income before income taxes	138.8	81.7

Provision for income taxes	43.1	24.0

Net income including noncontrolling interest	95.7	57.7

Less: Net income attributable to noncontrolling interest	0.2	0.3

Net income attributable to Ecolab	$95.5	$57.4

Net income attributable to Ecolab per common share
Basic	$0.41	$0.24
Diluted	$0.40	$0.24

Dividends declared per common share	$0.1550	$0.1400

Weighted-average common shares outstanding
Basic	235.4	236.1
Diluted	239.0	238.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2010	2009
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$85.3	$73.6

Accounts receivable, net	950.2	1,016.1

Inventories	468.9	493.4

Deferred income taxes	86.2	83.9

Other current assets	127.7	147.2

Total current assets	1,718.3	1,814.2

Property, plant and equipment, net	1,141.8	1,176.2

Goodwill	1,342.2	1,414.1

Other intangible assets, net	295.6	312.5

Other assets	271.3	303.9

Total assets	$4,769.2	$5,020.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (Continued)

	March 31	December 31
(millions, except per share)	2010	2009
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$361.1	$98.5

Accounts payable	316.0	360.9

Compensation and benefits	231.9	302.1

Income taxes	30.9	21.8

Other current liabilities	430.1	466.9

Total current liabilities	1,370.0	1,250.2

Long-term debt	677.9	868.8

Postretirement health care and pension benefits	581.2	603.7

Other liabilities	271.6	288.6

Equity (a)
Common stock	330.3	329.8
Additional paid-in capital	1,198.9	1,179.3
Retained earnings	2,957.1	2,898.1
Accumulated other comprehensive loss	(307.7)	(232.9)
Treasury stock	(2,317.9)	(2,173.4)
Total Ecolab shareholders’ equity	1,860.7	2,000.9
Noncontrolling interest	7.8	8.7
Total equity	1,868.5	2,009.6

Total liabilities and equity	$4,769.2	$5,020.9

(a)               Common stock, 400 million shares authorized, $1.00 par value per share, 233.9 million shares outstanding at March 31, 2010, 236.6 million shares outstanding at December 31, 2009.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2010	2009
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$95.7	$57.7

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	86.2	80.4
Deferred income taxes	2.2	5.8
Share-based compensation expense	4.4	7.9
Excess tax benefits from share-based payment arrangements	(2.6)	(0.2)
Pension and postretirement plan contributions	(6.7)	(56.1)
Pension and postretirement plan expense	22.9	20.2
Restructuring, net of cash paid	—	24.7
Other, net	4.0	2.3

Changes in operating assets and liabilities:
Accounts receivable	19.2	45.0
Inventories	5.0	(5.8)
Other assets	13.1	(20.9)
Accounts payable	(31.3)	(48.2)
Other liabilities	(76.7)	(85.4)

Cash provided by operating activities	$135.4	$27.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended
	March 31
(millions)	2010	2009
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(51.0)	$(51.2)
Capitalized software expenditures	(8.6)	(8.0)
Property sold	0.8	0.7
Businesses acquired and investments in affiliates, net of cash acquired	—	(4.5)
Sale of businesses	1.3	—
Cash used for investing activities	(57.5)	(63.0)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	112.7	81.8
Long-term debt repayments	(1.4)	(2.0)
Reacquired shares	(144.7)	(0.1)
Cash dividends on common stock	(36.8)	(33.0)
Exercise of employee stock options	13.7	1.8
Excess tax benefits from share-based payment arrangements	2.6	0.2

Cash provided by (used for) financing activities	(53.9)	48.7

Effect of exchange rate changes on cash	(12.3)	(0.3)

INCREASE IN CASH AND CASH EQUIVALENTS	11.7	12.8

Cash and cash equivalents, beginning of period	73.6	66.7

Cash and cash equivalents, end of period	$85.3	$79.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             Consolidated Financial Information

The unaudited consolidated financial information for the first quarter ended March 31, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2010 and 2009 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated May 6, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”) for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.             Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31	March 31
(millions)	2010	2009

Cost of sales
Restructuring charges	$—	$8.0

Special gains and charges
Restructuring charges	—	24.7
Venezuela currency devaluation	4.2	—
Business structure and optimization	0.6	1.0
Business write-downs and closures	(1.0)	—
Other items	(0.3)	0.8
Total	3.5	26.5

Total special gains and charges	$3.5	$34.5

Beginning in 2010, Venezuela has been designated hyper-inflationary and as such all foreign currency fluctuations are recorded in income. On January 8, 2010 the Venezuelan government devalued its currency (Bolivar Fuerte). As a result of the devaluation, the company recorded a charge of $4.2 million in the first quarter of 2010 due to remeasurement of the local balance sheet using the “official” rate of exchange for the Bolivar Fuerte.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.             Special Gains and Charges (Continued)

In 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness. The restructuring included a reduction of the company’s global workforce by 950 positions or 4% and the reduction of plant and distribution center locations during 2009. As a result of these actions, the company recorded restructuring charges of $32.7 million ($20.9 million after tax) in the first quarter of 2009. The restructuring plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009.

The restructuring charges and subsequent reductions to the related liability accounts include the following:

	Employee
	Termination
(millions)	Costs	Disposals	Other	Total

First Quarter 2009:

Recorded expense and accrual	$31.2	$0.6	$0.9	$32.7

Cash payments	(8.0)			(8.0)

Non-cash charges		(0.6)	(0.9)	(1.5)

Restructuring liability, March 31, 2009	$23.2	$—	$—	$23.2

First Quarter 2010:

Restructuring liability December 31, 2009	$18.6	$—	$1.4	$20.0

Cash payments	(8.0)		(0.9)	(8.9)

Effect of foreign currency translation	(0.6)			(0.6)

Restructuring liability, March 31, 2010	$10.0	$—	$0.5	$10.5

Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income for 2009. Amounts included as a component of cost of sales include asset write-downs and manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet. The majority of the remaining accrued amount is expected to be paid in 2010.

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services. Asset disposals include inventory and intangible asset write-downs related to the discontinuance of product lines which are not consistent with the company’s long-term strategies. Other charges include one-time curtailment and settlement charges related to the company’s International pension plans and U.S. postretirement health care benefits plan, and lease terminations.

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.             Selected Balance Sheet Information

	March 31	December 31
(millions)	2010	2009

Accounts receivable, net
Accounts receivable	$995.2	$1,068.5
Allowance for doubtful accounts	(45.0)	(52.4)
Total	$950.2	$1,016.1

Inventories
Finished goods	$274.3	$293.4
Raw materials and parts	217.2	222.9
Inventories at FIFO cost	491.5	516.3
Excess of FIFO cost over LIFO cost	(22.6)	(22.9)
Total	$468.9	$493.4

Property, plant and equipment, net
Land	$28.1	$28.8
Buildings and leaseholds	345.0	350.5
Machinery and equipment	702.4	718.0
Merchandising equipment	1,404.3	1,424.2
Capitalized software	265.6	236.6
Construction in progress	74.6	108.4
	2,820.0	2,866.5
Accumulated depreciation	(1,678.2)	(1,690.3)
Total	$1,141.8	$1,176.2

Other intangible assets, gross
Customer relationships	$282.7	$301.6
Intellectual property	84.5	83.9
Trademarks	114.3	115.7
Other intangibles	59.3	59.5
	540.8	560.7
Accumulated amortization
Customer relationships	(156.8)	(163.2)
Intellectual property	(31.0)	(29.7)
Trademarks	(40.2)	(39.4)
Other intangibles	(17.2)	(15.9)
Other intangible assets, net	$295.6	$312.5

Other assets
Deferred income taxes	$109.1	$139.6
Pension	9.2	9.8
Other	153.0	154.5
Total	$271.3	$303.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.             Selected Balance Sheet Information (Continued)

	March 31	December 31
(millions)	2010	2009

Short-term debt
Notes payable	$203.4	$90.6
Long-term debt, current maturities	157.7	7.9
Total	$361.1	$98.5

Other current liabilities
Discounts and rebates	$217.6	$218.5
Dividends payable	36.6	36.8
Interest payable	8.3	9.6
Taxes payable, other than income	38.8	57.8
Foreign exchange contracts	5.6	5.7
Restructuring	10.5	20.0
Other	112.7	118.5
Total	$430.1	$466.9

Other liabilities
Deferred income taxes	$80.2	$86.7
Income taxes payable - non-current	76.6	82.7
Other	114.8	119.2
Total	$271.6	$288.6

Accumulated other comprehensive loss
Unrealized loss on financial instruments, net of tax	$(2.6)	$(3.7)
Unrecognized pension and postretirement benefit expense	(411.7)	(426.1)
Cumulative translation	106.6	196.9
Total	$(307.7)	$(232.9)

4.             Interest

	First Quarter Ended
	March 31	March 31
(millions)	2010	2009

Interest expense	$16.3	$17.8
Interest income	(1.3)	(2.0)
Interest expense, net	$15.0	$15.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Financial Instruments and Hedging Transactions

The carrying amount and the estimated fair value of financial instruments held by the company were:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Assets
Cash and cash equivalents	$85.3	$85.3	$73.6	$73.6
Accounts receivable, net	950.2	950.2	1,016.1	1,016.1
Foreign currency forward contracts	1.8	1.8	3.2	3.2

Liabilities
Foreign currency forward contracts	5.6	5.6	5.7	5.7
Notes payable	35.4	35.4	16.2	16.2
Commercial paper	168.0	168.0	74.4	74.4
Long-term debt (including current maturities)	835.6	880.0	876.7	908.7

The carrying amount of cash equivalents, accounts receivable, notes payable and commercial paper approximate fair value because of their short maturities. The carrying amount of foreign exchange contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date (level 2 - significant other observable inputs). The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any amounts of financial assets and liabilities measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

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

The following table summarizes the fair value of the company’s outstanding derivatives:

	Asset Derivatives			Liability Derivatives
	Balance			Balance
	Sheet	March 31	December 31	Sheet	March 31	December 31
(millions)	Location	2010	2009	Location	2010	2009
Derivatives designated as hedging instruments:

Foreign currency forward contracts	Other			Other
	current			current
	assets	$1.0	$0.9	liabilities	$1.9	$4.1

Derivatives not designated as hedging instruments:

Foreign currency forward contracts	Other			Other
	current			current
	assets	0.8	2.3	liabilities	3.7	1.6
Total		$1.8	$3.2		$5.6	$5.7

The company had foreign currency forward exchange contracts with notional values that totaled approximately $406 million at March 31, 2010, and $356 million at December 31, 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2010	2009
Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$1.2	$6.2

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$(0.2)	$—
	Cost of sales	(1.7)	1.0
	Selling, general and administrative expenses	0.3	1.2
		(1.6)	2.2

Interest rate swap contract	Interest expense, net	(0.1)	(0.1)
		$(1.7)	$2.1

Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.2)	$(0.6)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2010	2009
Gain (loss) recognized in income

Foreign currency forward contracts	Selling, general and administrative expenses	$(6.1)	$0.5
	Interest expense, net	(1.4)	(2.4)
		$(7.5)	$(1.9)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($409 million as of March 31, 2010) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2010	2009

Transaction gains, net of tax	$25.5	$0.1

6.             Comprehensive Income

	First Quarter Ended
	March 31
(millions)	2010	2009
	(unaudited)

Net income including noncontrolling interest	$95.7	$57.7

Other comprehensive income (loss), net of tax
Foreign currency translation	(90.3)	(24.3)
Derivative instruments	1.1	0.7
Pension and postretirement benefits	14.4	2.8
Total	(74.8)	(20.8)

Total comprehensive income, including noncontrolling interest	20.9	36.9

Less: Comprehensive income (loss) attributable to noncontrolling interest	(0.9)	0.1

Comprehensive income attributable to Ecolab	$21.8	$36.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.             Business Acquisitions and Dispositions

There were no acquisitions or material business disposals during the first quarter of 2010.

There were no business disposals during the first quarter of 2009. In February 2009, the company acquired assets of the Stackhouse business of CORPAK Medsystems, Inc.  Stackhouse is a leading developer, manufacturer and marketer of surgical helmets and smoke evacuators, primarily for use during orthopedic surgeries.  The business, which has annual sales of approximately $4 million, became part of the company’s U.S. Cleaning & Sanitizing operations during the first quarter of 2009.

Acquisitions in 2009 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations, the components of the aggregate purchase prices of acquisitions and investments in affiliates made were as follows:

First Quarter Ended
March 31
(millions)	2009

Net tangible assets acquired	$2.3

Identifiable intangible assets
Customer relationships	0.9
Intellectual property	1.0
Total	1.9
Goodwill	0.3
Net cash paid for acquisitions	$4.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.             Business Acquisitions and Dispositions (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments for the first quarter ended March 31, 2010 were as follows:

	United States
(unaudited)	Cleaning &	Other
(millions)	Sanitizing	Services	Total	International	Consolidated

Balance as of December 31, 2009

Goodwill	$446.8	$50.5	$497.3	$920.8	$1,418.1

Accumulated impairment loss(1)	—	—	—	(4.0)	(4.0)

Goodwill, net	446.8	50.5	497.3	916.8	1,414.1

Goodwill allocated to business disposals	—	—	—	(0.1)	(0.1)

Foreign currency translation	—	—	—	(71.8)	(71.8)
Total change	—	—	—	(71.9)	(71.9)

Balance as of March 31, 2010

Goodwill	446.8	50.5	497.3	848.9	1,346.2

Accumulated impairment loss(1)	—	—	—	(4.0)	(4.0)

Goodwill, net	$446.8	$50.5	$497.3	$844.9	$1,342.2

(1)Since adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.             Net Income Attributable to Ecolab Per Common Share

The computations of the basic and diluted net income attributable to Ecolab per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2010	2009

Net income attributable to Ecolab	$95.5	$57.4

Weighted-average common shares outstanding
Basic	235.4	236.1
Effect of dilutive stock options and awards	3.6	2.0
Diluted	239.0	238.1

Net income attributable to Ecolab per common share
Basic	$0.41	$0.24
Diluted	$0.40	$0.24

Anti-dilutive stock options and performance-based restricted units excluded from the computation of diluted shares	7.4	15.1

Unvested restricted stock awards excluded from the computation of basic shares	0.1	0.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.             Pension and Postretirement Plans

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S. Pension Benefits				U.S.
	(qualified and non-		International		Postretirement
(unaudited)	qualified plans)		Pension Benefits		Health Care Benefits
(millions)	2010	2009	2010	2009	2010	2009

Service cost	$12.7	$11.8	$4.9	$3.8	$0.5	$0.5
Interest cost on benefit obligation	15.6	14.8	6.9	5.9	2.2	2.4
Expected return on plan assets	(22.5)	(18.9)	(4.4)	(3.9)	(0.4)	(0.4)
Recognition of net actuarial loss	6.2	4.0	1.0	0.4	0.1	1.1
Amortization of prior service cost (benefit)	0.1	0.1	0.1	0.1	(0.1)	(1.5)
Curtailment and settlement loss	—	—	—	—	—	0.9

Total expense	$12.1	$11.8	$8.5	$6.3	$2.3	$3.0

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2010.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $6.7 million to its international pension benefit plans during the first quarter of 2010. The company currently estimates that it will contribute approximately $20 million more to the international pension benefit plans during the remainder of 2010.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2010	2009

Net Sales
United States
Cleaning & Sanitizing	$632.3	$622.9
Other Services	104.7	107.1
Total	737.0	730.0
International	699.6	683.5
Subtotal at fixed currency rates	1,436.6	1,413.5
Effect of foreign currency translation	(4.5)	(65.3)
Consolidated	$1,432.1	$1,348.2

Operating Income
United States
Cleaning & Sanitizing	$113.4	$102.6
Other Services	14.6	13.2
Total	128.0	115.8
International	37.2	25.4
Corporate	(11.9)	(39.1)
Subtotal at fixed currency rates	153.3	102.1
Effect of foreign currency translation	0.5	(4.6)
Consolidated	$153.8	$97.5

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2010.

Consistent with the company’s internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes investments in the development of business systems and other corporate investments the company is making as part of ongoing efforts to improve efficiency and returns.

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	First Quarter Ended
	March 31
(millions)	2010	2009

U.S. Other Services	$87.8	$89.6
International	44.4	38.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.           Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the first quarters ended March 31, 2010 and 2009 was $10.3 million and $10.0 million, respectively. As of March 31, 2010, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(unaudited)
(millions)
2010 (Remainder: nine-month period)	$33
2011	42
2012	41
2013	38
2014	28

12.           New Accounting Pronouncements

There were no new accounting pronouncements issued or effective that have had or are expected to have a material impact on the company’s consolidated financial statements.

13.           Commitments and Contingencies

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include antitrust, patent infringement, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the company’s results of operations or cash flows in the period in which they are recorded. The company currently believes that such future charge, if any, would not have a material adverse effect on the company’s consolidated financial position.

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

The company is a defendant in three wage hour lawsuits in the Southern District of New York, one of which has been certified for class-action status. The company has entered into a settlement agreement covering these suits which has been preliminarily approved by the court and is subject to final approval. The company has fully accrued for the settlement amount, which is not material to the company’s consolidated results of operations or financial position.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2010 and the related consolidated statement of income for the three month periods ended March 31, 2010 and 2009 and the consolidated statement of cash flows for the three month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of Ecolab’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2009, and the related consolidated statements of income, of comprehensive income and changes in shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2009, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 6, 2010

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Overview of the First Quarter Ended March 31, 2010

We delivered strong earnings results in the first quarter of 2010, despite continued challenging market conditions. First quarter sales improved, led by strong sales growth from Kay, Asia Pacific, Canada and Latin America operations. Cost savings actions and favorable delivered product costs helped income and margins improve during the quarter.

Both 2010 and 2009 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 6% to $1.4 billion. Net sales were favorably impacted by foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, sales grew 2%.

•                  U.S. Cleaning & Sanitizing sales grew 2% to $632 million. Results were led by 13% sales growth at Kay. Institutional showed improvement, growing sales 1%, Food & Beverage sales were comparable to the prior year and Healthcare reported a 1% sales decline.

•                  U.S. Other Services sales declined 2% to $105 million. Pest Elimination reported a 2% decline and GCS reported a 3% decrease in sales.

•                  International sales, when measured in fixed rates of currency exchange, increased 2% to $700 million in the first quarter. Asia Pacific sales grew 10% while Canada and Latin America reported sales growth of 8% and 6%, respectively. Europe/Middle East/Africa (“EMEA”) sales declined 1% in the quarter. When measured at public currency rates, International sales increased 12%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

•                  Operating income increased 58% to $154 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 19% compared to the first quarter of 2009.

•                  Net income attributable to Ecolab increased 66% to $96 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 24%.

•                  Diluted net income attributable to Ecolab per share increased 67% to $0.40 for the first quarter of 2010 compared to $0.24 in the first quarter of 2009. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted net income attributable to Ecolab per share increased 24% to $0.41 for the first quarter of 2010 compared to $0.33 in the first quarter of 2009.

•                  Our reported effective income tax rate was 31.1% for the first quarter of 2010 compared to 29.4% for the first quarter of 2009. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.6% and 31.3% for the first quarter of 2010 and 2009, respectively.

Reconciliations of reported and adjusted amounts referred to above are provided on pages 24 and 25 of this report.

Results of Operations — First Quarter Ended March 31, 2010

Net Sales

Consolidated net sales for the first quarter ended March 31, 2010 were $1.4 billion, an increase of 6% compared to last year. When measured in fixed rates of currency exchange, sales for the first quarter of 2010 were up 2% compared to the comparable prior year period. The components of the sales increase are shown below.

First Quarter Ended
(percent)	March 31, 2010

Volume	1%
Price changes	1
Foreign currency exchange	4
Acquisitions & divestitures	—
Total sales increase	6%

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 50.0% and 47.5% for the first quarter of 2010 and 2009, respectively. Our gross margin increase for the first quarter was driven by volume gains, pricing and favorable delivered product costs. Cost of sales in the prior year included $8 million of restructuring charges which reduced our gross margin in the first quarter of 2009.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of consolidated net sales were 39.0% for the first quarter of 2010 compared to 38.3% in 2009. The increase in ratio for the first quarter was due to continued investments in our business and other cost increases which more than offset savings from last year’s restructuring and sales leverage. We continue to make key business investments that drive innovation and efficiency, through R&D and information technology systems.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
(millions)	March 31 2010	March 31 2009

Cost of sales
Restructuring charges	$—	$8.0

Special gains and charges
Restructuring charges	—	24.7
Venezuela currency devaluation	4.2	—
Business structure and optimization	0.6	1.0
Business write-downs and closures	(1.0)	—
Other items	(0.3)	0.8
Total	3.5	26.5

Total special gains and charges	$3.5	$34.5

Beginning in 2010, Venezuela has been designated hyper-inflationary and as such all foreign currency fluctuations are recorded in income. On January 8, 2010 the Venezuelan government devalued its currency (Bolivar Fuerte). We are remeasuring the financial statements of our Venezuela subsidiary using the official exchange rate of 4.30 Bolivars to U.S. dollar. As a result of the devaluation, we recorded a charge of $4.2 million in the first quarter of 2010 due to the remeasurement of the local balance sheet. We are unable to predict the ongoing currency gains and losses for the remeasurement of the balance sheet, but we do not expect these gains and losses to have a material impact on our future consolidated results of operations or financial position.

We recorded restructuring expense of $32.7 million ($20.9 million after tax) or $0.09 per diluted share during the first quarter of 2009. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges, as shown in the table above. Further details related to these restructuring expenses are included in Note 2.

Operating Income

	First Quarter Ended
(millions)	March 31 2010	March 31 2009	Change %

Reported GAAP operating income	$153.8	$97.5	58%
Adjustments:
Special gains and charges	3.5	34.5
Non-GAAP adjusted operating income	$157.3	$132.0	19%

The reported operating income increase was impacted by the year over year comparison of special gains and charges. Excluding the impact of special gains and charges, adjusted operating income increased 19% in the first quarter as volume gains, pricing, favorable delivered product costs and cost savings from last year’s restructuring more than offset continued investment in the business and other costs in the quarter. Foreign currency exchange had a favorable impact on the first quarter. Adjusted operating income increased 15% at fixed rates of foreign currency exchange.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

Net interest expense totaled $15.0 million in the first quarter of 2010, compared with $15.8 million in the first quarter of 2009. The decrease in our first quarter net interest expense was primarily due to lower short-term borrowings and lower average interest rates during the period, offset partially by lower interest income.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	First Quarter Ended
	March 31	March 31
(percent)	2010	2009

Reported GAAP tax rate	31.1%	29.4%

Tax rate impact of:
Special gains and charges	(1.0)	1.8
Discrete tax items	0.5	0.1
Non-GAAP adjusted tax rate	30.6%	31.3%

The decrease in the adjusted first quarter effective tax rate was due primarily to increased benefits from the domestic manufacturing deduction in the U.S. The discrete tax items for 2010 included a $5 million charge due to the passage of the U.S. Patient Protection and Affordable Care Law which changes the tax deductibility related to federal subsidies and resulted in a reduction of the value of the company’s deferred tax assets related to the subsidies. This charge was offset by a $6 million tax benefit from the settlement of an international tax audit.

Net Income Attributable to Ecolab

	First Quarter Ended
(millions)	March 31 2010	March 31 2009	Change %

Reported GAAP net income	$95.5	$57.4	66%
Adjustments:
Special gains and charges	3.8	22.3
Discrete tax expense (benefit)	(0.8)	(0.2)
Non-GAAP adjusted net income	$98.5	$79.5	24%

Diluted Earnings Per Share (EPS)

	First Quarter Ended
(dollars)	March 31 2010	March 31 2009	Change %

Reported GAAP diluted EPS	$0.40	$0.24	67%
Adjustments:
Special gains and charges	0.02	0.09
Discrete tax expense (benefit)	(0.00)	(0.00)
Non-GAAP adjusted diluted EPS	$0.41	$0.33	24%

Note: Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income attributable to Ecolab increased 66% to $96 million in the first quarter of 2010. On a per share basis, reported diluted net income attributable to Ecolab per share increased 67% to $0.40 per share compared to $0.24 per share reported in 2009. The first quarter of 2010 includes $3.8 million, net of tax, of special gains and charges, and discrete tax benefits of $0.8 million, which together reduced the reported per share amount by $0.01 per share. Currency translation had a favorable impact of approximately $4 million, net of tax, or $0.02 per share for the first quarter of 2010 compared to 2009. The first quarter of 2009 included $22.3 million, net of tax, of net charges reported in special gains and charges, and $0.2 million of net discrete tax benefits, which together decreased the reported per share amount by $0.09.

Segment Results

Sales for each of our reportable segments are as follows:

	First Quarter Ended
(millions)	March 31 2010	March 31 2009%

Net Sales
United States
Cleaning & Sanitizing	$632.3	$622.9	2%
Other Services	104.7	107.1	(2)
Total	737.0	730.0	1
International	699.6	683.5	2
Subtotal at fixed currency rates	1,436.6	1,413.5	2
Effect of foreign currency translation	(4.5)	(65.3)
Consolidated	$1,432.1	$1,348.2	6%

U.S. Cleaning & Sanitizing sales increased 2% in the first quarter. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional - Sales improved in the first quarter, rising 1%, as new account gains and new products benefited first quarter sales. We continued to experience soft consumption from our foodservice and lodging customers in the first quarter but we believe our customers have an improving tone to their business and we continue to expect gradual improvement in demand through 2010.

•                  Food & Beverage - Sales in the first quarter of 2010 were comparable to the first quarter of 2009 as moderate growth for our core Food & Beverage business was offset by lower Water Care and Ecovation sales. Food & Beverage sales grew in the beverage and processed food markets as corporate account wins and new products offset soft results in dairy, agri and meat and poultry market segments.

•                  Kay - Sales grew 13% in the first quarter of 2010 led by strong growth from both Quick Service Restaurant (QSR) and Food Retail businesses. Kay QSR sales benefited from sales growth at existing customers as well as success with new products. The Food Retail business continued to show strong sales growth driven by new accounts.

•                  Healthcare - Healthcare sales were off 1% compared to the first quarter of last year. As expected, sales were impacted by our customers rebalancing of H1N1-related product trade inventories.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

U.S. Other Services sales decreased 2% in the first quarter of 2010 compared to the prior year period. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales declined 2% for the first quarter of 2010 compared to the first quarter of 2009. Gains in the quick service restaurant and food & beverage plant market were offset by slow conditions in restaurants and lodging. Both contract services and non-contract sales were lower. New account gains are being offset by customer cancellations as our customers are focusing on reducing their spending due to the continued soft economy.

•                  GCS Service - Sales declined 3% for the first quarter of 2010. Both service and direct parts sales continued to be soft. New account wins during the quarter were more than offset by slower foodservice business conditions and by general market weakness, especially among independent accounts.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency rate sales for our International operations increased 2% for the first quarter of 2010. When measured at public currency rates, International sales increased 12% for the first quarter of 2010. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales declined 1% for the first quarter of 2010. First quarter sales growth in MEA, U.K. and Italy were offset by flat sales in France and lower sales in Germany. The EMEA region continues to be negatively impacted by the current weak economy in Europe. From a divisional perspective, Europe’s Institutional sales were off slightly. The foodservice market appears to be stabilizing in most European markets but we have not yet seen a return to growth. Lodging demand has picked up in Europe. Healthcare and Pest Elimination sales increased modestly, Food & Beverage sales were flat, while Textile Care reported a sales decline for the quarter. Healthcare sales were impacted by the reduced concern regarding the H1N1 virus and the associated decrease in demand for hand sanitizing products.

•                  Asia Pacific - Sales increased 10% in the first quarter of 2010 as recovery in the region improved. Sales growth in the region continued to be led by growth in Food & Beverage due to increased product penetration and new account gains. Institutional sales also showed a good gain in the quarter with growth strengthening as occupancy levels improve and economies recover. From a country perspective, sales growth was driven by growth in China, Australia and Thailand.

•                  Latin America - Sales increased 6% led by continued strong growth in Brazil and Venezuela. Our Institutional, Food & Beverage and Pest Elimination businesses all showed strong gains in the region.

•                  Canada - Sales increased a strong 8% for the first quarter of 2010 compared to the prior year. Sales growth was led by strong results from Food & Beverage, driven by new account wins. Institutional also reported strong sales growth for the quarter led by pricing and increased distributor sales volume.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	First Quarter Ended
(millions)	March 31 2010	March 31 2009%

Operating Income
United States
Cleaning & Sanitizing	$113.4	$102.6	11%
Other Services	14.6	13.2	11
Total	128.0	115.8	11
International	37.2	25.4	46
Corporate	(11.9)	(39.1)
Subtotal at fixed currency rates	153.3	102.1	50
Effect of foreign currency translation	0.5	(4.6)
Consolidated	$153.8	$97.5	58%

U.S. Cleaning & Sanitizing operating income increased 11% for the first quarter of 2010. Favorable delivered product costs and volume gains more than offset cost increases to drive operating income growth in the first quarter.

U.S. Other Services operating income increased 11% for the first quarter of 2010. Operating income growth was driven by pricing and cost savings actions which more than offset other cost increases.

International segment operating income at fixed currency rates increased 46% for the first quarter of 2010. Strong volume growth, pricing gains, favorable delivered product costs and savings from last year’s restructuring more than offset continued investments in the business and increased costs. When measured at public currency rates, International operating income increased 81% for the first quarter of 2010, compared to the prior year.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. Items included in special gains and charges are shown in the table on page 24. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Financial Position and Liquidity

Total assets were $4.8 billion as of March 31, 2010, compared to total assets of $5.0 billion at December 31, 2009. The decrease was primarily due to the impact of foreign currency exchange rates which decreased the value of international assets on our balance sheet when translated into U.S. dollars. In addition to the impact of exchange, our accounts receivable and inventory balances declined from year end 2009, when measured in fixed rates of currency exchange.

Total debt was $1,039 million as of March 31, 2010 and $967 million as of December 31, 2009. The ratio of total debt to capitalization (total equity plus total debt) increased to 36% at March 31, 2010 compared to 32% at December 31, 2009 due to a decrease in equity caused by share repurchases and the impact of balance sheet translation, combined with the increase in debt on our balance sheet. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

Cash provided by operating activities totaled $135 million for the first three months of 2010 compared to $27 million in 2009. Operating cash flow in 2009 was negatively impacted by a $50 million voluntary contribution to our U.S. pension plan. 2010 operating cash flow benefited from improved earnings during the first quarter as well as lower tax payments compared to last year. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities decreased slightly to $58 million in 2010 compared to $63 million in 2009 primarily due to lower acquisition activity as there was no acquisition activity during the first three months of 2010. Capital and software investments were comparable to the prior year as we continue to invest in merchandising equipment and systems.

Cash used for financing activities in 2010 included the repurchase of 3.3 million of our common shares for $145 million under our share repurchase program during the first three months of 2010. We did not repurchase shares under our share repurchase program during the first quarter of 2009.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2009 disclosed total notes payable and long-term debt due within one year of $99 million. As of March 31, 2010, the total notes payable and long-term debt due within one year has increased to $361 million. The increase from year end is primarily due to our $150 million 6.875% notes, which are due in February 2011, being reclassified to current portion of long-term debt and an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $104 million as of March 31, 2010 and $117 million as of December 31, 2009. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first three months of 2010.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the remainder of 2010, including scheduled debt repayments, new investments in the business, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

As of March 31, 2010, we had $85 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of March 31, 2010, we had $168 million in outstanding U.S. commercial paper and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s.

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective that have had or are expected to have a material impact on our consolidated financial statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include fixed currency sales and fixed currency operating income, adjusted operating income, adjusted effective tax rate, adjusted net income attributable to Ecolab and adjusted earnings per share amounts. We provide these measures as additional information regarding our operating results. We use these Non-GAAP measures internally to evaluate our performance and in making financial and operational decisions, including with respect to incentive compensation. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparison of results.

We include in special gains and charges items that are unusual in nature, significant in amount and important to an understanding of underlying business performance. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted operating income, adjusted net income and adjusted diluted earnings per share, which exclude special gains and charges and discrete tax items.

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales and fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales and operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2010.

These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning improving end-markets, contributions to pension and post-retirement health care benefit plans, business acquisitions, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, currency gains and losses, gross liability for unrecognized tax benefits or uncertain tax positions, future restructuring cash payments, future cash flow and sources of funding, nonperformance of financial counterparties, timing of hedged transactions, borrowing capacity and short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 20 is incorporated herein by reference.

Item 1A.         Risk Factors

In our report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  There has been no material change in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2009.

We may also refer to said disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
January 1-31, 2010	725,317	$45.2626	723,455	1,997,329
February 1-28, 2010	5,498	$45.5056	0	11,997,329
March 1-31, 2010	2,581,841	$43.2264	2,574,601	9,422,728
Total	3,312,656	$43.6711	3,298,056	9,422,728

(1)        Includes 14,600 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)        As announced on October 26, 2006, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  The 2006 authorization was completed during the quarter ended March 31, 2010.  As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under this 2010 authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date:	May 6, 2010	By:	/s/John J. Corkrean
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