Form 10-Q
period 2010-06-30
ECOLAB INC
filed 2010-08-05
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2010.

233,303,576 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share)	2010	2009
	(unaudited)

Net sales	$1,520.2	$1,441.5

Cost of sales (including special charges of $0.1 in 2009)	750.0	725.1

Selling, general and administrative expenses	565.3	526.4

Special gains and charges	0.6	25.0

Operating income	204.3	165.0

Interest expense, net	15.0	15.2

Income before income taxes	189.3	149.8

Provision for income taxes	59.8	50.3

Net income including noncontrolling interest	129.5	99.5

Less: Net income attributable to noncontrolling interest	0.2	0.4

Net income attributable to Ecolab	$129.3	$99.1

Earnings attributable to Ecolab per common share
Basic	$0.55	$0.42
Diluted	$0.54	$0.41

Dividends declared per common share	$0.1550	$0.1400

Weighted-average common shares outstanding
Basic	233.4	236.5
Diluted	237.4	239.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share)	2010	2009
	(unaudited)

Net sales	$2,952.3	$2,789.7

Cost of sales (including special charges of $8.1 in 2009)	1,466.7	1,433.0

Selling, general and administrative expenses	1,123.4	1,042.7

Special gains and charges	4.1	51.5

Operating income	358.1	262.5

Interest expense, net	30.0	31.0

Income before income taxes	328.1	231.5

Provision for income taxes	102.9	74.3

Net income including noncontrolling interest	225.2	157.2

Less: Net income attributable to noncontrolling interest	0.4	0.7

Net income attributable to Ecolab	$224.8	$156.5

Earnings attributable to Ecolab per common share
Basic	$0.96	$0.66
Diluted	$0.94	$0.65

Dividends declared per common share	$0.3100	$0.2800

Weighted-average common shares outstanding
Basic	234.4	236.3
Diluted	238.1	239.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2010	2009
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$121.3	$73.6

Accounts receivable, net	950.1	1,016.1

Inventories	441.3	493.4

Deferred income taxes	84.5	83.9

Other current assets	138.1	147.2

Total current assets	1,735.3	1,814.2

Property, plant and equipment, net	1,124.0	1,176.2

Goodwill	1,272.1	1,414.1

Other intangible assets, net	277.8	312.5

Other assets	254.6	303.9

Total assets	$4,663.8	$5,020.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	June 30	December 31
(millions)	2010	2009
	(unaudited)
LIABILITIES AND EQUITY

Current Liabilities

Short-term debt	$326.7	$98.5

Accounts payable	324.0	360.9

Compensation and benefits	228.7	302.1

Income taxes	22.5	21.8

Other current liabilities	438.0	466.9

Total current liabilities	1,339.9	1,250.2

Long-term debt	637.0	868.8

Postretirement health care and pension benefits	566.0	603.7

Other liabilities	259.3	288.6

Equity (a)
Common stock	331.2	329.8
Additional paid-in capital	1,232.7	1,179.3
Retained earnings	3,050.1	2,898.1
Accumulated other comprehensive loss	(380.6)	(232.9)
Treasury stock	(2,375.1)	(2,173.4)
Total Ecolab shareholders’ equity	1,858.3	2,000.9
Noncontrolling interest	3.3	8.7
Total equity	1,861.6	2,009.6

Total liabilities and equity	$4,663.8	$5,020.9

(a)	Common stock, 400 million shares authorized, $1.00 par value per share, 233.5 million shares outstanding at June 30, 2010, 236.6 million shares outstanding at December 31, 2009.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions, except per share)	2010	2009
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$225.2	$157.2

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	178.0	165.0
Deferred income taxes	(0.8)	3.8
Share-based compensation expense	14.2	14.9
Excess tax benefits from share-based payment arrangements	(6.9)	(1.2)
Pension and postretirement plan contributions	(12.7)	(63.2)
Pension and postretirement plan expense	44.7	41.1
Restructuring, net of cash paid	—	33.9
Other, net	7.5	5.7

Changes in operating assets and liabilities:
Accounts receivable	(26.8)	53.6
Inventories	12.3	16.3
Other assets	(7.3)	(8.3)
Accounts payable	(9.4)	(32.5)
Other liabilities	(53.0)	(86.9)

Cash provided by operating activities	365.0	299.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
(millions, except per share)	2010	2009
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(125.4)	$(107.7)
Capitalized software expenditures	(21.1)	(17.3)
Property sold	1.4	1.0
Businesses acquired and investments in affiliates, net of cash acquired	(0.7)	(5.2)
Sale of business	10.0	0.3
Receipt from indemnification escrow	0.9	—
Cash used for investing activities	(134.9)	(128.9)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	73.2	(99.5)
Long-term debt repayments	(3.3)	(3.5)
Reacquired shares	(202.0)	(0.4)
Cash dividends on common stock	(73.4)	(66.4)
Exercise of employee stock options	34.8	12.1
Excess tax benefits from share-based payment arrangements	6.9	1.2

Cash provided by (used for) financing activities	(163.8)	(156.5)

Effect of exchange rate changes on cash	(18.6)	2.0

INCREASE IN CASH AND CASH EQUIVALENTS	47.7	16.0

Cash and cash equivalents, beginning of period	73.6	66.7

Cash and cash equivalents, end of period	$121.3	$82.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2010 and 2009, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated August 5, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009
Cost of sales
Restructuring charges	$—	$0.1	$—	$8.1

Special gains and charges
Restructuring charges	—	23.9	—	48.6
Venezuela currency devaluation	—	—	4.2	—
Business structure and optimization	0.6	0.6	1.2	1.6
Business write-downs and closure	—	—	(1.0)	—
Other items	—	0.5	(0.3)	1.3
Total	0.6	25.0	4.1	51.5

Total special gains and charges	$0.6	$25.1	$4.1	$59.6

Beginning in 2010, Venezuela has been designated hyper-inflationary and as such all foreign currency fluctuations are recorded in income. On January 8, 2010 the Venezuelan government devalued its currency (Bolivar Fuerte). As a result of the devaluation, the company recorded a charge in the first quarter of 2010 as shown in the table above due to remeasurement of the local balance sheet using the “official” rate of exchange for the Bolivar Fuerte.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

As previously disclosed, in 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness. The restructuring plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009.

Changes to the restructuring liability accounts during 2009 and 2010 include the following:

	Employee
	Termination
(millions)	Costs	Disposals	Other	Total

Six Months Ended June 30, 2009:

Recorded expense and accrual	$55.2	$0.6	$0.9	$56.7
Cash payments	(22.8)	—	—	(22.8)
Non-cash charges	—	(0.6)	(0.9)	(1.5)
Effect of foreign currency translation	1.2	—	—	1.2

Restructuring liability, June 30, 2009	$33.6	$—	$—	$33.6

Six Months Ended June 30, 2010:

Restructuring liability December 31, 2009	$18.6	$—	$1.4	$20.0
Cash payments	(11.6)	—	(1.0)	(12.6)
Effect of foreign currency translation	(0.6)	—	—	(0.6)

Restructuring liability, June 30, 2010	$6.4	$—	$0.4	$6.8

Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include asset write-downs and manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet. The majority of the remaining accrued amount is expected to be paid in 2010.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information

	June 30	December 31
(millions)	2010	2009
	(unaudited)
Accounts receivable, net
Accounts receivable	$993.5	$1,068.5
Allowance for doubtful accounts	(43.4)	(52.4)
Total	$950.1	$1,016.1

Inventories
Finished goods	$254.8	$293.4
Raw materials and parts	208.8	222.9
Inventories at FIFO cost	463.6	516.3
Excess of FIFO cost over LIFO cost	(22.3)	(22.9)
Total	$441.3	$493.4

Property, plant and equipment, net
Land	$26.8	$28.8
Buildings and improvements	270.4	281.0
Leasehold improvements	74.2	69.5
Machinery and equipment	672.5	718.0
Merchandising equipment	1,380.7	1,424.2
Capitalized software	310.2	236.6
Construction in progress	37.6	108.4
	2,772.4	2,866.5
Accumulated depreciation	(1,648.4)	(1,690.3)
Total	$1,124.0	$1,176.2

Other intangible assets, gross
Customer relationships	$254.2	$296.0
Trademarks	112.0	115.7
Patents	76.7	74.8
Customer lists	5.6	5.6
Other intangibles	67.4	68.6
	$515.9	$560.7
Accumulated amortization
Customer relationships	$(141.8)	$(157.7)
Trademarks	(40.5)	(39.4)
Patents	(25.3)	(22.5)
Customer lists	(5.5)	(5.5)
Other intangibles	(25.0)	(23.1)
Other intangible assets, net	$277.8	$312.5

Other assets
Deferred income taxes	$90.3	$139.6
Pension	8.4	9.8
Other	155.9	154.5
Total	$254.6	$303.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	June 30	December 31
(millions)	2010	2009
	(unaudited)

Short-term debt
Commercial paper	$121.4	$74.4
Notes payable	48.0	16.2
Long-term debt, current maturities	157.3	7.9
Total	$326.7	$98.5

Other current liabilities
Discounts and rebates	$222.2	$218.5
Dividends payable	36.2	36.8
Interest payable	17.3	9.6
Taxes payable, other than income	44.2	57.8
Foreign exchange contracts	2.9	5.7
Restructuring	6.8	20.0
Other	108.4	118.5
Total	$438.0	$466.9

Other liabilities
Deferred income taxes	$70.5	$86.7
Income taxes payable - non-current	81.1	82.7
Other	107.7	119.2
Total	$259.3	$288.6

Accumulated other comprehensive loss
Unrealized loss on financial instruments, net of tax	$(1.1)	$(3.7)
Unrecognized pension and postretirement benefit expense, net of tax	(402.1)	(426.1)
Cumulative translation, net of tax	22.6	196.9
Total	$(380.6)	$(232.9)

4.       Interest

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Interest expense	$16.1	$16.9	$32.4	$34.7
Interest income	(1.1)	(1.7)	(2.4)	(3.7)

Interest expense, net	$15.0	$15.2	$30.0	$31.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions

Fair Value of Financial Instruments

The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, commercial paper, notes payable, foreign currency forward contracts and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and notes payable approximate fair value because of their short maturities. The carrying values of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date (level 2 - significant other observable inputs).

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$794.3	$842.5	$876.7	$908.7

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any amounts of financial instruments measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

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

The following table summarizes the fair value of the company’s outstanding derivatives:

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2010	2009	2010	2009

Derivatives designated as hedging instruments

Foreign currency forward contracts	$2.3	$0.9	$1.5	$4.1

Derivatives not designated as hedging instruments

Foreign currency forward contracts	2.5	2.3	1.4	1.6

Total	$4.8	$3.2	$2.9	$5.7

The company had foreign currency forward exchange contracts with notional values that totaled approximately $409 million at June 30, 2010, and $356 million at December 31, 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2010	2009	2010	2009

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$1.1	$(9.0)	$2.3	$(2.8)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$0.3	$—	$0.1	$—
	Cost of sales	(1.3)	2.3	(3.0)	3.3
	SG&A	0.2	1.3	0.5	2.5
		(0.8)	3.6	(2.4)	5.8

Interest rate swap	Interest
	expense,net	(0.1)	(0.1)	(0.2)	(0.2)
		$(0.9)	$3.5	$(2.6)	$5.6

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2010	2009	2010	2009

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$2.1	$(1.4)	$(4.0)	$(0.9)
	Interest
	expense, net	(1.4)	(1.6)	(2.8)	(4.0)
		$0.7	$(3.0)	$(6.8)	$(4.9)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($369 million as of June 30, 2010) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Transaction gains (losses), net of tax	$24.7	$(27.9)	$50.2	$(27.8)

6.       Comprehensive Income

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Net income including noncontrolling interest	$129.5	$99.5	$225.2	$157.2

Other comprehensive income (loss), net of tax
Foreign currency translation	(84.0)	143.3	(174.3)	119.0
Derivative instruments	1.5	(7.8)	2.6	(7.1)
Pension and postretirement benefits	9.6	0.1	24.0	2.9
Total	(72.9)	135.6	(147.7)	114.8

Total comprehensive income, including noncontrolling interest	56.6	235.1	77.5	272.0

Less: Comprehensive income (loss) attributable to noncontrolling interest	0.3	0.7	(0.6)	0.8

Comprehensive income attributable to Ecolab	$56.3	$234.4	$78.1	$271.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions

There were no acquisitions during the first six months of 2010. The company made an earnout payment in the second quarter related to a previous acquisition. The company sold a small joint venture in our international segment during the second quarter of 2010. The impact of this divestiture was not material. There were no material business disposals during the first six months of 2009.

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

Based upon purchase price allocations, the components of the aggregate purchase prices of acquisitions and investments in affiliates made were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Net tangible assets acquired	$—	$—	$—	$2.3

Identifiable intangible assets
Customer relationships	—	0.2	—	1.1
Patents	—	—	—	1.0
Other intangibles	—	—	—	—
Total	—	0.2	—	2.1

Goodwill	0.7	0.5	0.7	0.8
Net cash paid for acquisitions	$0.7	$0.7	$0.7	$5.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the first and second quarter of 2010 were as follows:

	United States
	Cleaning &	Other
(millions)	Sanitizing	Services	Total	Int’l	Total

December 31, 2009

Goodwill	$446.8	$50.5	$497.3	$920.8	$1,418.1
Accumulated impairment loss(1)	—	—	—	(4.0)	(4.0)
Goodwill, net	446.8	50.5	497.3	916.8	1,414.1

Business disposals	—	—	—	(0.1)	(0.1)

Foreign currency translation	—	—	—	(71.8)	(71.8)
March 31, 2010	446.8	50.5	497.3	844.9	1,342.2

Business acquisitions	(0.2)	—	(0.2)	0.7	0.5

Business disposals	—	—	—	(2.4)	(2.4)

Foreign currency translation	—	—	—	(68.2)	(68.2)
June 30, 2010	446.6	50.5	497.1	775.0	1,272.1

Goodwill	446.6	50.5	497.1	779.0	1,276.1
Accumulated impairment loss(1)	—	—	—	(4.0)	(4.0)
Goodwill, net	$446.6	$50.5	$497.1	$775.0	$1,272.1

(1) Since adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2010	2009	2010	2009

Net income attributable to Ecolab	$129.3	$99.1	$224.8	$156.5

Weighted-average common shares outstanding
Basic	233.4	236.5	234.4	236.3
Effect of dilutive stock options and awards	4.0	3.0	3.7	2.8
Diluted	237.4	239.5	238.1	239.1

Earnings attributable to Ecolab per common share
Basic	$0.55	$0.42	$0.96	$0.66
Diluted	$0.54	$0.41	$0.94	$0.65

Anti-dilutive stock options and performance-based restricted stock units excluded from the computation of diluted shares	4.9	9.3	7.3	9.3

Unvested restricted stock awards excluded from the computation of basic shares	0.1	0.1	0.1	0.1

9.       Pension and Postretirement Plans

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2010.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $13 million to its international pension benefit plans during the first six months of 2010. The company currently estimates that it will contribute approximately $12 million more to the international pension benefit plans during the remainder of 2010.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.       Pension and Postretirement Plans (Continued)

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2010	2009	2010	2009	2010	2009
Service cost	$12.7	$11.8	$4.3	$3.5	$0.5	$0.5
Interest cost on benefit obligation	15.6	14.8	6.0	6.5	2.2	2.4
Expected return on plan assets	(22.5)	(18.9)	(3.9)	(4.3)	(0.4)	(0.4)
Recognition of net actuarial loss	6.2	4.0	0.9	0.4	0.1	1.1
Amortization of prior service cost (benefit)	0.1	0.1	0.1	0.1	(0.1)	(1.5)
Curtailment and settlement (gain) loss	—	—	—	(0.1)	—	—
	$12.1	$11.8	$7.4	$6.1	$2.3	$2.1

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follow:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2010	2009	2010	2009	2010	2009
Service cost	$25.4	$23.6	$9.2	$7.3	$1.0	$1.0
Interest cost on benefit obligation	31.2	29.6	12.9	12.4	4.4	4.8
Expected return on plan assets	(45.0)	(37.8)	(8.3)	(8.2)	(0.8)	(0.8)
Recognition of net actuarial loss	12.4	8.0	1.9	0.8	0.2	2.2
Amortization of prior service cost (benefit)	0.2	0.2	0.2	0.2	(0.2)	(3.0)
Curtailment and settlement (gain) loss	—	—	—	(0.1)	—	0.9
	$24.2	$23.6	$15.9	$12.4	$4.6	$5.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Net Sales

United States
Cleaning & Sanitizing	$689.3	$671.1	$1,321.6	$1,294.0
Other Services	114.9	115.3	219.6	222.4
Total	804.2	786.4	1,541.2	1,516.4
International	749.6	716.7	1,449.2	1,400.2
Subtotal at fixed currency	1,553.8	1,503.1	2,990.4	2,916.6
Effect of foreign currency translation	(33.6)	(61.6)	(38.1)	(126.9)
Consolidated	$1,520.2	$1,441.5	$2,952.3	$2,789.7

Operating Income

United States
Cleaning & Sanitizing	$138.6	$126.3	$252.0	$228.9
Other Services	18.6	18.3	33.2	31.5
Total	157.2	144.6	285.2	260.4
International	55.1	57.8	92.3	83.2
Corporate	(6.9)	(31.7)	(18.8)	(70.8)
Subtotal at fixed currency	205.4	170.7	358.7	272.8
Effect of foreign currency translation	(1.1)	(5.7)	(0.6)	(10.3)
Consolidated	$204.3	$165.0	$358.1	$262.5

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Operating Segments (Continued)

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

U.S. Other Services	$97.8	$98.0	$185.6	$187.6
International	44.9	41.0	89.3	79.4

11.     Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. During the second quarter ended June 30, 2010, the company completed its annual test for goodwill impairment using a risk based approach. Using this approach, the company determined GCS Service required testing due to soft sales and continued operating losses.  The company uses both a discounted cash flow analysis and market valuations, including similar company market multiples and comparable transactions, to assess fair value. The estimated fair value of the GCS business is based on a probability weighted-average of these various measures. Based on this analysis, it was determined that the fair value of the GCS Service reporting unit would have to decline by approximately 30% to indicate the potential for an impairment of their goodwill. Therefore, the company believes that the estimated fair value of the GCS Service reporting unit substantially exceeds its carrying value and no adjustment to the $43 million carrying value of goodwill is necessary. The key assumptions utilized in determining fair value are revenue growth rates, operating margins and factors that impact the company’s weighted-average cost of capital, including interest rates. Of these factors, the fair value estimate is most sensitive to changes in revenue growth rates which could be adversely impacted by continued difficult economic conditions, uncertainty in the U.S. foodservice markets and the timing of adding new customers.

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the company in each reporting period.  Total amortization expense related to other intangible assets during the second quarters ended June 30, 2010 and 2009 was $9.9 million and $11.5 million, respectively. Total amortization expense related to other intangible assets during the first six months ended June 30, 2010 and 2009 was $20.2 million and $21.5 million, respectively. As of June 30, 2010, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)

2010 (Remainder: six-month period)	$23
2011	42
2012	41
2013	38
2014	28

12.     New Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective that have had or are expected to have a material impact on the company’s consolidated financial statements.

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

As previously disclosed, the company was a defendant in three wage hour lawsuits in the Southern District of New York, one of which had been certified for class-action status. The company agreed to the class certification of all three suits for settlement purposes only and entered into a settlement agreement which on May 11, 2010, received final approval by the court. On May 14, 2010, the company paid the full settlement amount, which had been fully accrued and which is not material to the company’s consolidated results of operations or financial position, into a settlement fund in final settlement of these suits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2010 and the related consolidated statements of income for each of the three and six-month periods ended June 30, 2010 and 2009 and the consolidated statement of cash flows for the six-month periods ended June 30, 2010 and 2009. These interim financial statements are the responsibility of Ecolab’s management.

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

August 5, 2010

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

Overview of the Second Quarter Ended June 30, 2010 compared to the Second Quarter Ended June 30, 2009

We reported strong earnings growth for the second quarter of 2010. Sales increased, led by strong growth from Asia Pacific and Latin America.  Cost savings actions and lower delivered product costs helped income and margins improve during the quarter.

Both 2010 and 2009 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 5% to $1.5 billion. Net sales were favorably impacted by foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, sales grew 3%.

•                  U.S. Cleaning & Sanitizing sales grew 3% to $689 million. Results were led by 6% sales growth for Kay, 5% growth for Healthcare, 3% growth for Food & Beverage and 2% growth for Institutional.

•                  U.S. Other Services sales were comparable to the prior year at $115 million. A 1% increase in GCS sales was offset by a 1% sales decrease at Pest Elimination.

•                  International sales, when measured in fixed rates of currency exchange, increased 5% to $750 million in the second quarter. Asia Pacific and Latin America both reported 9% sales growth for the quarter, at fixed rates. Europe/Middle East/Africa (“EMEA”) sales increased 4% and Canada sales were comparable to the prior year’s second quarter, at fixed rates. When measured at public currency rates, International sales increased 9%.

Financial Performance

•                  Operating income increased 24% to $204 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 8% compared to the second quarter of 2009.

•                  Net income attributable to Ecolab increased 30% to $129 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 10%.

•                  Diluted earnings per share attributable to Ecolab increased 32% to $0.54 for the second quarter of 2010 compared to $0.41 in the second quarter of 2009. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 12% to $0.56 for the second quarter of 2010 compared to $0.50 in the second quarter of 2009.

Financial Performance (Continued)

•                  Our reported effective income tax rate was 31.6% for the second quarter of 2010 compared to 33.6% for the second quarter of 2009. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.4% and 31.3% for the second quarter of 2010 and 2009, respectively.

Reconciliations of reported and adjusted amounts are provided on pages 27 - 28 of this report.

Results of Operations — Second Quarter and Six Months Ended June 30, 2010

Net Sales

Consolidated net sales for the second quarter ended June 30, 2010 were $1.5 billion, an increase of 5% compared to last year. For the first six months of 2010, net sales increased 6% to $3.0 billion. When measured in fixed rates of currency exchange, sales increased 3% for both the second quarter and first six months of 2010. The components of the sales increase are shown below.

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2010	June 30, 2010

Volume	2%	2%
Price changes	1	1
Foreign currency exchange	2	3
Acquisitions & divestitures	—	—
Total sales increase	5%	6%

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 50.7% and 49.7% for the second quarters of 2010 and 2009, respectively. Our gross margin for the first six months of 2010 and 2009 was 50.3% and 48.6%, respectively. Our gross margin increase for the second quarter and first six months of 2010 was driven by volume gains, pricing and favorable delivered product costs. Cost of sales in 2009 included restructuring charges of $0.1 million and $8.1 million for the second quarter and first six months of 2009, respectively, which reduced our gross margin last year.

Selling, General and Administrative Expense

Selling, general and administrative expenses as a percentage of consolidated net sales were 37.2% for the second quarter of 2010 compared to 36.5% in 2009. For the first six month periods, selling, general and administrative expenses were 38.1% of sales in 2010 and 37.4% in 2009. The increase in the ratio for the second quarter and first six months of 2010 was due to continued investments in our business, people and systems as well as other cost increases, which more than offset cost saving actions and leverage from sales gains. We continue to make key business investments in our sales and service force, information technology systems, R&D and in new markets and businesses.

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2010	2009	2010	2009

Cost of sales
Restructuring charges	$—	$0.1	$—	$8.1

Special gains and charges
Restructuring charges	—	23.9	—	48.6
Venezuela currency devaluation	—	—	4.2	—
Business structure and optimization	0.6	0.6	1.2	1.6
Business write-downs and closure	—	—	(1.0)	—
Other items	—	0.5	(0.3)	1.3
Total	0.6	25.0	4.1	51.5

Total special gains and charges	$0.6	$25.1	$4.1	$59.6

Beginning in 2010, Venezuela has been designated hyper-inflationary and as such all foreign currency fluctuations are recorded in income. On January 8, 2010 the Venezuelan government devalued its currency (Bolivar Fuerte). We are remeasuring the financial statements of our Venezuelan subsidiary using the official exchange rate of 4.30 Bolivars to U.S. dollar. As a result of the devaluation, we recorded a charge of $4.2 million in the first quarter of 2010 due to the remeasurement of the local balance sheet. We are unable to predict the ongoing currency gains and losses for the remeasurement of the balance sheet, but do not expect these gains and losses to have a material impact on our future consolidated results of operations or financial position.

In 2009 we undertook restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness. We recorded restructuring expense of $24 million ($19 million after tax) or $0.08 per diluted share and $57 million ($40 million after tax) or $0.17 per diluted share during the second quarter and six months ended June 30, 2009, respectively. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges, as shown in the table above. Further details related to these restructuring expenses are included in Note 2.

Operating Income

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2010	2009	% Change	2010	2009	% Change

Reported GAAP operating income	$204.3	$165.0	24%	$358.1	$262.5	36%
Adjustments:
Special gains and charges	0.6	25.1		4.1	59.6
Non-GAAP adjusted operating income	$204.9	$190.1	8%	$362.2	$322.1	12%

Our reported operating income increase of 24% and 36% for the second quarter and first six months of 2010, respectively, was impacted by the year over year comparison of special gains and charges. On an adjusted basis, excluding special gains and charges, operating income increased 8% in the second quarter. Foreign currency exchange had a favorable impact on the second quarter. Adjusted fixed currency operating income increased 5% in the second quarter as volume gains, pricing, and favorable delivered product costs more than offset continued investment in the business and other costs in the quarter.

For the first six months of 2010, adjusted operating income, excluding special gains and charges, increased 12%. Foreign currency exchange had a favorable impact on year to date operating income. Adjusted fixed currency operating income increased 9% for the first six months of 2010 as volume gains, pricing, favorable delivered product costs, and savings from last year’s restructuring more than offset continued investment in the business and other costs.

Interest Expense, Net

Net interest expense totaled $15.0 million in the second quarter of 2010, compared with $15.2 million in the second quarter of 2009. Net interest expense for the first six months of 2010 and 2009 was $30.0 million and $31.0 million, respectively. The decline in our net interest expense has been due to lower commercial paper borrowing rates combined with lower borrowing amounts as well as lower interest expense related to hedging activities, partially offset by lower interest income.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2010	2009	2010	2009

Reported GAAP tax rate	31.6%	33.6%	31.4%	32.1%
Tax rate impact of:
Special gains and charges	(0.1)	(1.7)	(0.5)	(0.5)
Discrete tax items	(1.1)	(0.6)	(0.4)	(0.3)
Non-GAAP adjusted tax rate	30.4%	31.3%	30.5%	31.3%

Provision for Income Taxes (Continued)

The decrease in the 2010 adjusted effective tax rate compared to 2009 was due primarily to increased benefits from the domestic manufacturing deduction in the U.S. The reported tax rate for the second quarter and first six months of 2010 and 2009 included the tax impact of special gains and charges and discrete tax items which increased our reported tax rate.

Discrete tax expense for the second quarter and first six months of 2010 was $2.1 million and $1.3 million, respectively. The discrete tax items for the second quarter of 2010 primarily include a $2 million charge for the impact of international tax costs from optimizing our business structure. Discrete tax items for the first quarter of 2010 included a $5 million charge due to the passage of the U.S. Patient Protection and Affordable Care Law which changes the tax deductibility related to federal subsidies and resulted in a reduction of the value of the company’s deferred tax assets related to the subsidies. This charge was offset by a $6 million tax benefit from the settlement of an international tax audit.

Discrete tax expense for the second quarter and first six months of 2009 was $0.9 million and $0.7 million, respectively.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2010	2009	% Change	2010	2009	% Change

Reported GAAP net income	$129.3	$99.1	30%	$224.8	$156.5	44%
Adjustments:
Special gains and charges	0.6	19.8		4.4	42.1
Discrete tax expense	2.1	0.9		1.3	0.7
Non-GAAP adjusted net income	$132.0	$119.8	10%	$230.5	$199.3	16%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2010	2009	% Change	2010	2009	% Change

Reported GAAP diluted EPS	$0.54	$0.41	32%	$0.94	$0.65	45%
Adjustments:
Special gains and charges	0.00	0.08		0.02	0.18
Discrete tax expense	0.01	0.00		0.01	0.00
Non-GAAP adjusted diluted EPS	$0.56	$0.50	12%	$0.97	$0.83	17%

Note: Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had a favorable impact of approximately $2.9 million, net of tax, or $0.01 per share for the second quarter of 2010 compared to 2009. Currency translation had a favorable impact of approximately $5.9 million, net of tax, or $0.02 per share for the first six months of 2010 compared to 2009.

Segment Results

Sales for each of our reportable segments are as follows:

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2010	2009	% Change	2010	2009	% Change
United States
Cleaning & Sanitizing	$689.3	$671.1	3%	$1,321.6	$1,294.0	2%
Other Services	114.9	115.3	0	219.6	222.4	(1)
Total	804.2	786.4	2	1,541.2	1,516.4	2
International	749.6	716.7	5	1,449.2	1,400.2	3
Subtotal at fixed currency	1,553.8	1,503.1	3	2,990.4	2,916.6	3
Effect of foreign currency translation	(33.6)	(61.6)		(38.1)	(126.9)
Consolidated	$1,520.2	$1,441.5	5%	$2,952.3	$2,789.7	6%

U.S. Cleaning & Sanitizing sales increased 3% in the second quarter and 2% for the first six months of 2010. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional — Sales grew 2% for both the second quarter and first six months of 2010. New account gains, new products and the comparison to weaker distributor shipments last year benefited second quarter sales. We experienced mixed market trends in the second quarter as room demand at our lodging customers improved while overall foot traffic declined at our foodservice customers.

•                  Food & Beverage - Sales in the second quarter of 2010 increased 3% while sales for the first six months of 2010 increased 2%. Sales grew in the beverage and food markets as corporate account wins and success with new products offset soft results in dairy, agri and meat & poultry markets.

•                  Kay - Sales increased 6% and 9% for the second quarter and first six months of 2010, respectively. Sales growth was led by food retail, which benefited from new account growth and success with new products and programs. Sales at Kay continue to benefit from good demand from existing and new quick service restaurants.

•                  Healthcare — Sales increased 5% for the second quarter and 2% for the first six months of 2010. Sales growth in the second quarter was led by gains in sales of infection barriers and central sterile partially offset by the continued customer work down of H1N1-related product inventories from the prior year’s spike in demand due to H1N1 virus fears.

Segment Results (Continued)

U.S. Other Services sales in the second quarter of 2010 were comparable to the prior year period. Sales declined 1% for the first six months of 2010. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales declined 1% for both the second quarter and first six months of 2010 compared to the prior year periods. Gains in the quick service restaurant and food & beverage plant market were offset by slow conditions in other major markets. New account gains are being offset by lower customer demand as our customers continue to focus on reducing their spending due to the continued soft economy.

•                  GCS Service - Sales increased 1% in the second quarter and declined 1% for the first six months of 2010. Service and installed parts sales increased in the quarter, benefiting from new account growth and pricing gains, which more than offset the impact of slow foodservice business conditions. Sales of direct parts continued to be soft.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency rate sales for our International operations increased 5% and 3% for the second quarter and first six months of 2010, respectively. When measured at public currency rates, International sales increased 9% for the second quarter of 2010 and 11% for the first six months of 2010. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales increased 4% for the second quarter and 1% for the first six months of 2010. Second quarter sales growth was led by strong sales growth in the MEA region, and growth in Germany, Italy and the U.K., which more than offset lower sales in France. From a divisional perspective, Europe’s Institutional sales improved in the second quarter as foodservice and lodging trends appear to have stabilized. Food & Beverage, Healthcare and Pest Elimination sales also improved in the quarter while Textile Care sales were comparable to the prior year period.

•                  Asia Pacific - Sales increased 9% in the second quarter and 10% for the first six months of 2010 as the region shows good recovery from last year’s low levels of business travel and tourism. Sales growth was driven by growth in China, New Zealand and Australia.  From a divisional perspective, Institutional sales continued to be strong as occupancy levels improve and economies recover. Food & Beverage also continued to report strong sales growth, benefiting from increased product penetration and account gains.

•                  Latin America — Sales increased 9% and 8% for the second quarter and first six months of 2009. Sales were led by continued strong growth in Brazil and Venezuela. Our Institutional, Food & Beverage and Pest Elimination businesses all reported increased sales growth.

•                  Canada — Sales for the second quarter were comparable to the prior year and increased 3% for the first six months of 2010. Food & Beverage, Textile Care and Vehicle Care reported strong sales growth in the second quarter. Institutional and Healthcare sales were negatively affected by customer reductions of H1N1-related product inventory.

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2010	2009	% Change	2010	2009	% Change

United States
Cleaning & Sanitizing	$138.6	$126.3	10%	$252.0	$228.9	10%
Other Services	18.6	18.3	2	33.2	31.5	5
Total	157.2	144.6	9	285.2	260.4	10
International	55.1	57.8	(5)	92.3	83.2	11
Corporate	(6.9)	(31.7)		(18.8)	(70.8)
Subtotal at fixed currency	205.4	170.7	20	358.7	272.8	31
Effect of foreign currency translation	(1.1)	(5.7)		(0.6)	(10.3)
Consolidated	$204.3	$165.0	24%	$358.1	$262.5	36%

U.S. Cleaning & Sanitizing operating income increased 10% for the second quarter and first six months of 2010. Volume gains and favorable delivered product costs drove the increase in operating income and we benefitted from favorable cost comparisons against prior year.

U.S. Other Services operating income increased 2% and 5% for the second quarter and first six months of 2010, respectively. Operating income growth was driven by pricing and cost savings actions which more than offset higher service and other cost increases.

International segment operating income at fixed currency rates decreased 5% for the second quarter of 2010. Volume growth, pricing gains and favorable delivered product costs were more than offset by additional business investments, including incremental amortization and normal conversion costs for European systems and investments in personnel in Asia Pacific and Latin America. International segment operating income at fixed currency rates increased 11% for the first six months of 2010. Volume growth, pricing gains, favorable delivered product costs and savings from last year’s restructuring more than offset continued investments in the business and increased costs. When measured at public currency rates, International operating income increased 3% and 26% for the second quarter and first six months of 2010, respectively.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. Items included in special gains and charges are shown in the table on page 26. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Financial Position and Liquidity

Total assets were $4.7 billion as of June 30, 2010, compared to total assets of $5.0 billion at December 31, 2009. The decrease was primarily due to the impact of foreign currency exchange rates which decreased the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $964 million as of June 30, 2010 and $967 million as of December 31, 2009. The ratio of total debt to capitalization (total equity plus total debt) increased to 34% at June 30, 2010 compared to 32% at December 31, 2009. While our total debt balance remained similar to year end, the increase in the ratio was due to a decrease in equity caused by share repurchases and the impact of balance sheet translation, partially offset by an increase in retained earnings due to current year earnings. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $365 million for the first six months of 2010 compared to $299 million in 2009. 2010 operating cash flow benefited from improved earnings and lower pension contributions offset partially by changes in working capital. Operating cash flow in 2009 included a $50 million voluntary contribution to our U.S. pension plan. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $135 million in 2010 compared to $129 million in 2009. Capital and software investments increased compared to the prior year as we continue to invest in merchandising equipment and systems. There has been limited acquisition activity in 2010 and 2009.

Cash used for financing activities in 2010 included the repurchase of 4.5 million of our common shares for approximately $200 million under our share repurchase program during the first six months of 2010. We did not repurchase shares under our share repurchase program during the first six months of 2009.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2009 disclosed total notes payable and long-term debt due within one year of $99 million. As of June 30, 2010, the total notes payable and long-term debt due within one year has increased to $327 million. The increase from year end is primarily due to our $150 million 6.875% notes, which are due in February 2011, being reclassified to current portion of long-term debt and an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $108 million as of June 30, 2010 and $117 million as of December 31, 2009. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first six months of 2010.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. In the event of a significant acquisition or other significant funding need, funding may occur through additional short and/or long-term borrowing or through the issuance of the company’s stock.

Financial Position and Liquidity (Continued)

As of June 30, 2010, we had $121 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of June 30, 2010, we had $121 million in outstanding U.S. commercial paper and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s.

New Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective that have had or are expected to have a material impact on our consolidated financial statements.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include fixed currency sales and fixed currency operating income, adjusted operating income, adjusted fixed currency operating income, adjusted effective tax rate, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab. We provide these measures as additional information regarding our operating results. We use these Non-GAAP measures internally to evaluate our performance and in making financial and operational decisions, including with respect to incentive compensation. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparison of results.

We include in special gains and charges items that are unusual in nature, significant in amount and important to an understanding of underlying business performance. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted operating income, adjusted fixed currency operating income, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab, which exclude special gains and charges and discrete tax items.

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating measures eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2010.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning contributions to pension and post-retirement health care benefit plans, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, currency gains and losses, gross liability for unrecognized tax benefits or uncertain tax positions, future restructuring cash payments, future cash flow and sources of funding, nonperformance of financial counterparties, timing of hedged transactions, borrowing capacity and short-term liquidity requirements. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

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

Item 4.    Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 22 is incorporated herein by reference.

Item 1A.                                                  Risk Factors

In our report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 34 of this Form 10-Q.

There has been no material change in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2009.  We may also refer to said disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
April 1 - 30, 2010	891,959	$45.0293	847,381	8,575,347
May 1 - 31, 2010	43,723	$49.2308	0	8,575,347
June 1 - 30, 2010	321,696	$46.6274	321,696	8,253,651
Total	1,257,378	$45.5843	1,169,077	8,253,651

(1)    Includes 88,301 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)    As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. We intend to repurchase all shares under this 2010 authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.                                                             Exhibits

(a) The following documents are filed as exhibits to this report:

(4)                          Form of Common Stock Certificate effective August 4, 2010.

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

ECOLAB INC.

Date:	August 5, 2010	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(4)	Form of Common Stock Certificate effective August 4, 2010.	Filed herewith Electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically