Form 10-Q
period 2010-09-30
ECOLAB INC
filed 2010-11-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2010.

232,134,993 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share)	2010	2009
	(unaudited)

Net sales	$1,561.9	$1,546.4

Cost of sales (including special charges of $1.3 in 2009)	763.4	763.9

Selling, general and administrative expenses	558.5	554.1

Special gains and charges	(5.1)	5.4

Operating income	245.1	223.0

Interest expense, net	14.9	15.1

Income before income taxes	230.2	207.9

Provision for income taxes	55.9	62.7

Net income including noncontrolling interest	174.3	145.2

Less: Net income attributable to noncontrolling interest	0.1	0.2

Net income attributable to Ecolab	$174.2	$145.0

Earnings attributable to Ecolab per common share
Basic	$0.75	$0.61
Diluted	$0.74	$0.60

Dividends declared per common share	$0.1550	$0.1400

Weighted-average common shares outstanding
Basic	232.8	237.0
Diluted	237.0	240.6

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share)	2010	2009
	(unaudited)

Net sales	$4,514.2	$4,336.1

Cost of sales (including special charges of $9.4 in 2009)	2,230.1	2,196.9

Selling, general and administrative expenses	1,681.9	1,596.8

Special gains and charges	(1.0)	56.9

Operating income	603.2	485.5

Interest expense, net	44.9	46.1

Income before income taxes	558.3	439.4

Provision for income taxes	158.8	137.0

Net income including noncontrolling interest	399.5	302.4

Less: Net income attributable to noncontrolling interest	0.5	0.9

Net income attributable to Ecolab	$399.0	$301.5

Earnings attributable to Ecolab per common share
Basic	$1.71	$1.27
Diluted	$1.68	$1.26

Dividends declared per common share	$0.4650	$0.4200

Weighted-average common shares outstanding
Basic	233.8	236.5
Diluted	238.0	239.6

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2010	2009
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$168.4	$73.6

Accounts receivable, net	1,019.8	1,016.1

Inventories	456.5	493.4

Deferred income taxes	78.6	83.9

Other current assets	131.2	147.2

Total current assets	1,854.5	1,814.2

Property, plant and equipment, net	1,137.3	1,176.2

Goodwill	1,313.8	1,414.1

Other intangible assets, net	291.2	312.5

Other assets	264.7	303.9

Total assets	$4,861.5	$5,020.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	September 30	December 31
(millions)	2010	2009
	(unaudited)
LIABILITIES AND EQUITY

Current Liabilities

Short-term debt	$343.6	$98.5

Accounts payable	346.9	360.9

Compensation and benefits	267.7	302.1

Income taxes	25.0	21.8

Other current liabilities	455.4	466.9

Total current liabilities	1,438.6	1,250.2

Long-term debt	647.3	868.8

Postretirement health care and pension benefits	577.5	603.7

Other liabilities	230.3	288.6

Equity (a)
Common stock	332.5	329.8
Additional paid-in capital	1,281.3	1,179.3
Retained earnings	3,188.4	2,898.1
Accumulated other comprehensive loss	(320.2)	(232.9)
Treasury stock	(2,517.8)	(2,173.4)
Total Ecolab shareholders’ equity	1,964.2	2,000.9
Noncontrolling interest	3.6	8.7
Total equity	1,967.8	2,009.6

Total liabilities and equity	$4,861.5	$5,020.9

(a)          Common stock, 400 million shares authorized, $1.00 par value per share, 231.9 million shares outstanding at September 30, 2010, 236.6 million shares outstanding at December 31, 2009.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions, except per share)	2010	2009
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$399.5	$302.4

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	259.5	248.6
Deferred income taxes	2.9	20.2
Share-based compensation expense	21.0	22.9
Excess tax benefits from share-based payment arrangements	(13.3)	(5.9)
Pension and postretirement plan contributions	(19.4)	(144.8)
Pension and postretirement plan expense	67.5	61.5
Restructuring, net of cash paid	—	28.9
Other, net	3.1	7.4

Changes in operating assets and liabilities:
Accounts receivable	(74.5)	23.1
Inventories	1.7	21.7
Other assets	2.4	(14.6)
Accounts payable	9.0	(12.7)
Other liabilities	(21.2)	(27.2)

Cash provided by operating activities	638.2	531.5

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(millions, except per share)	2010	2009
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(188.2)	$(169.0)
Capitalized software expenditures	(28.3)	(29.7)
Property sold	1.5	3.2
Businesses acquired and investments in affiliates, net of cash acquired	(39.6)	(7.1)
Sale of business	16.0	0.7
Deposit into indemnification escrow	(2.1)	—
Receipt from indemnification escrow	0.9	—
Cash used for investing activities	(239.8)	(201.9)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	89.9	(219.8)
Long-term debt repayments	(5.9)	(5.0)
Reacquired shares	(345.1)	(11.5)
Cash dividends on common stock	(109.6)	(99.5)
Exercise of employee stock options	71.9	37.1
Excess tax benefits from share-based payment arrangements	13.3	5.9
Cash provided by (used for) financing activities	(285.5)	(292.8)

Effect of exchange rate changes on cash	(18.1)	4.0

INCREASE IN CASH AND CASH EQUIVALENTS	94.8	40.8

Cash and cash equivalents, beginning of period	73.6	66.7

Cash and cash equivalents, end of period	$168.4	$107.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2009 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2010 and 2009, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Therefore, their separate report dated November 4, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a report or a part of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Cost of sales
Restructuring charges	$—	$1.3	$—	$9.4

Special gains and charges
Restructuring charges	—	4.0	—	52.6
Gain on sale of investment	(5.9)	—	(5.9)	—
Business structure and optimization	0.6	0.7	1.8	2.3
Venezuela currency devaluation	—	—	4.2	—
Business write-downs and closure	(0.4)	—	(1.4)	—
Other items	0.6	0.7	0.3	2.0
Total	(5.1)	5.4	(1.0)	56.9

Total special gains and charges	$(5.1)	$6.7	$(1.0)	$66.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

In the third quarter of 2010, the company sold an investment in a small U.S. business and recognized a gain on the sale. The investment was not material to the company’s consolidated results of operations or financial position.

Beginning in 2010, Venezuela has been designated hyper-inflationary and as such all foreign currency fluctuations are now recorded in income. On January 8, 2010 the Venezuelan government devalued its currency, the Bolivar Fuerte. As a result of the devaluation, the company recorded a charge in the first quarter of 2010 as shown in the table above due to the remeasurement of the local balance sheet using the “official” rate of exchange for the Bolivar Fuerte.

As previously disclosed, in 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness. The restructuring plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009.

Changes to the restructuring liability accounts during 2010 and 2009 include the following:

	Employee
	Termination
(millions)	Costs	Disposals	Other	Total

Nine Months Ended September 30, 2009:

Recorded expense and accrual	$58.6	$1.8	$1.6	$62.0
Cash payments	(33.1)	—	—	(33.1)
Non-cash charges	—	(1.8)	(1.4)	(3.2)
Effect of foreign currency translation	1.5	—	—	1.5

Restructuring liability, September 30, 2009	$27.0	$—	$0.2	$27.2

Nine Months Ended September 30, 2010:

Restructuring liability December 31, 2009	$18.6	$—	$1.4	$20.0
Cash payments	(14.7)	—	(1.0)	(15.7)
Effect of foreign currency translation	(0.6)	—	—	(0.6)

Restructuring liability, September 30, 2010	$3.3	$—	$0.4	$3.7

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information

	September 30	December 31
(millions)	2010	2009
	(unaudited)
Accounts receivable, net
Accounts receivable	$1,064.8	$1,068.5
Allowance for doubtful accounts	(45.0)	(52.4)
Total	$1,019.8	$1,016.1

Inventories
Finished goods	$261.1	$293.4
Raw materials and parts	217.5	222.9
Inventories at FIFO cost	478.6	516.3
Excess of FIFO cost over LIFO cost	(22.1)	(22.9)
Total	$456.5	$493.4

Property, plant and equipment, net
Land	$27.6	$28.8
Buildings and improvements	275.1	281.0
Leasehold improvements	78.8	69.5
Machinery and equipment	687.2	718.0
Merchandising equipment	1,421.7	1,424.2
Capitalized software	315.0	236.6
Construction in progress	38.9	108.4
	2,844.3	2,866.5
Accumulated depreciation	(1,707.0)	(1,690.3)
Total	$1,137.3	$1,176.2

Other intangible assets, gross
Customer relationships	$273.0	$296.0
Trademarks	110.7	115.7
Patents	77.8	74.8
Customer lists	5.6	5.6
Other intangibles	73.6	68.6
	$540.7	$560.7
Accumulated amortization
Customer relationships	$(151.1)	$(157.7)
Trademarks	(39.5)	(39.4)
Patents	(26.8)	(22.5)
Customer lists	(5.5)	(5.5)
Other intangibles	(26.6)	(23.1)
Other intangible assets, net	$291.2	$312.5

Other assets
Deferred income taxes	$97.8	$139.6
Pension	8.7	9.8
Other	158.2	154.5
Total	$264.7	$303.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	September 30	December 31
(millions)	2010	2009
	(unaudited)

Short-term debt
Commercial paper	$167.4	$74.4
Notes payable	19.8	16.2
Long-term debt, current maturities	156.4	7.9
Total	$343.6	$98.5

Other current liabilities
Discounts and rebates	$237.8	$218.5
Dividends payable	35.9	36.8
Interest payable	16.2	9.6
Taxes payable, other than income	46.0	57.8
Foreign exchange contracts	4.2	5.7
Restructuring	3.7	20.0
Other	111.6	118.5
Total	$455.4	$466.9

Other liabilities
Deferred income taxes	$72.2	$86.7
Income taxes payable - non-current	48.4	82.7
Other	109.7	119.2
Total	$230.3	$288.6

Accumulated other comprehensive loss
Unrealized loss on financial instruments, net of tax	$(1.7)	$(3.7)
Unrecognized pension and postretirement benefit expense, net of tax	(400.6)	(426.1)
Cumulative translation, net of tax	82.1	196.9
Total	$(320.2)	$(232.9)

4.       Interest

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Interest expense	$16.3	$16.4	$48.7	$51.1
Interest income	(1.4)	(1.3)	(3.8)	(5.0)
Interest expense, net	$14.9	$15.1	$44.9	$46.1

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

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$803.7	$866.7	$876.7	$908.7

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any financial instruments measured using the company’s own assumptions of fair market value (level 3 - unobservable inputs).

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

The following table summarizes the fair value of the company’s outstanding derivatives. The amounts are included in other current assets and other current liabilities on the balance sheet.

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2010	2009	2010	2009

Derivatives designated as hedging instruments

Foreign currency forward contracts	$1.8	$0.9	$2.3	$4.1

Derivatives not designated as hedging instruments

Foreign currency forward contracts	0.6	2.3	1.9	1.6

Total	$2.4	$3.2	$4.2	$5.7

The company had foreign currency forward exchange contracts with notional values that totaled approximately $481 million at September 30, 2010, and $356 million at December 31, 2009.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2010	2009	2010	2009

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(1.5)	$(1.4)	$0.8	$(4.2)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$—	$—	$0.1	$—
	Cost of sales	(0.8)	3.3	(3.8)	6.6
	SG&A	0.3	0.5	0.8	3.0
		(0.5)	3.8	(2.9)	9.6

Interest rate swap	Interest expense, net	(0.1)	(0.1)	(0.3)	(0.3)
		$(0.6)	$3.7	$(3.2)	$9.3

Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.3)	$(0.4)	$(0.8)	$(1.2)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2010	2009	2010	2009

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$(1.4)	$4.2	$(5.4)	$3.3
	Interest expense, net	(1.3)	(1.4)	(4.1)	(5.4)
		$(2.7)	$2.8	$(9.5)	$(2.1)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($380 million as of September 30, 2010) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Transaction gains (losses), net of tax	$(6.9)	$(3.3)	$43.3	$(31.1)

6.       Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Net income including noncontrolling interest	$174.3	$145.2	$399.5	$302.4

Other comprehensive income (loss), net of tax
Foreign currency translation	59.5	20.9	(114.8)	139.9
Derivative instruments	(0.6)	(3.7)	2.0	(10.8)
Pension and postretirement benefits	1.5	2.5	25.5	5.4
Total	60.4	19.7	(87.3)	134.5

Total comprehensive income, including noncontrolling interest	234.7	164.9	312.2	436.9

Less: Comprehensive income (loss) attributable to noncontrolling interest	0.1	0.4	(0.5)	1.2

Comprehensive income attributable to Ecolab	$234.6	$164.5	$312.7	$435.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions

In September 2010, the company acquired the commercial laundry division of Dober Chemical Corp. The acquisition strengthens the company’s U.S. and Canada Textile Care business by adding customer relationships and business scale. The business, which had annual sales in 2009 of approximately $37 million, became part of the company’s U.S. Cleaning & Sanitizing segment during the third quarter of 2010.

During the third quarter of 2010, the company sold an investment in a small U.S. business and recognized a gain of $5.9 million. The investment was not material to the company’s consolidated results of operations or financial position.

During the second quarter of 2010, the company made an earnout payment related to a previous acquisition and sold a small joint venture in the international segment. The impact of this divestiture was not material.

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

There were no material business disposals during the first nine months of 2009.

Acquisitions in 2010 and 2009 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations, the components of the aggregate purchase prices of acquisitions and investments in affiliates made are shown in the table below. Third quarter 2010 allocations are preliminary pending finalization of intangible asset valuations.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Net tangible assets acquired	$7.6	$0.2	$7.6	$2.5
Identifiable intangible assets
Customer relationships	12.3	0.9	12.3	1.9
Trademarks	0.8	0.2	0.8	0.2
Patents	—	—	—	1.0
Other intangibles	6.2	—	6.2	—
Total	19.3	1.1	19.3	3.1
Goodwill	14.1	0.7	14.8	1.5
Total aggregate purchase price	41.0	2.0	41.7	7.1
Liability for indemnification	(2.1)	—	(2.1)	—
Net cash paid for acquisitions	$38.9	$2.0	$39.6	$7.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2010	2009	2010	2009

Net income attributable to Ecolab	$174.2	$145.0	$399.0	$301.5

Weighted-average common shares outstanding
Basic	232.8	237.0	233.8	236.5
Effect of dilutive stock options and awards	4.2	3.6	4.1	3.1
Diluted	237.0	240.6	238.0	239.6

Earnings attributable to Ecolab per common share
Basic	$0.75	$0.61	$1.71	$1.27
Diluted	$0.74	$0.60	$1.68	$1.26

Anti-dilutive securities excluded from computation of earnings per share	4.3	6.0	4.4	9.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2010.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $19 million to its international pension benefit plans during the first nine months of 2010. The company currently estimates that it will contribute approximately $7 million more to the international pension benefit plans during the remainder of 2010.

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2010	2009	2010	2009	2010	2009
Service cost	$12.7	$11.8	$4.9	$3.5	$0.5	$0.5
Interest cost on benefit obligation	15.6	14.8	6.7	6.0	2.2	2.4
Expected return on plan assets	(22.5)	(18.9)	(4.4)	(4.0)	(0.4)	(0.4)
Recognition of net actuarial loss	6.2	4.0	1.1	0.4	0.1	1.1
Amortization of prior service cost (benefit)	0.1	0.1	0.1	0.1	(0.1)	(1.5)
Curtailment and settlement loss	—	—	—	0.5	—	—
	$12.1	$11.8	$8.4	$6.5	$2.3	$2.1

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follow:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2010	2009	2010	2009	2010	2009
Service cost	$38.1	$35.4	$14.1	$10.8	$1.5	$1.5
Interest cost on benefit obligation	46.8	44.4	19.6	18.4	6.6	7.2
Expected return on plan assets	(67.5)	(56.7)	(12.7)	(12.2)	(1.2)	(1.2)
Recognition of net actuarial loss	18.6	12.0	3.0	1.2	0.3	3.3
Amortization of prior service cost (benefit)	0.3	0.3	0.3	0.3	(0.3)	(4.5)
Curtailment and settlement loss	—	—	—	0.4	—	0.9
	$36.3	$35.4	$24.3	$18.9	$6.9	$7.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Net Sales

United States
Cleaning & Sanitizing	$718.9	$693.2	$2,040.5	$1,987.2
Other Services	117.6	117.6	337.2	340.0
Total	836.5	810.8	2,377.7	2,327.2
International	775.5	755.2	2,224.7	2,155.4
Subtotal at fixed currency	1,612.0	1,566.0	4,602.4	4,482.6
Effect of foreign currency translation	(50.1)	(19.6)	(88.2)	(146.5)
Consolidated	$1,561.9	$1,546.4	$4,514.2	$4,336.1

Operating Income

United States
Cleaning & Sanitizing	$148.6	$141.1	$400.6	$370.0
Other Services	19.7	18.4	52.9	49.9
Total	168.3	159.5	453.5	419.9
International	80.1	79.1	172.4	162.3
Corporate	0.4	(13.2)	(18.4)	(84.0)
Subtotal at fixed currency	248.8	225.4	607.5	498.2
Effect of foreign currency translation	(3.7)	(2.4)	(4.3)	(12.7)
Consolidated	$245.1	$223.0	$603.2	$485.5

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

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

U.S. Other Services	$100.1	$99.9	$285.7	$287.5
International	45.5	43.4	134.8	122.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. During the second quarter ended June 30, 2010, the company completed its annual test for goodwill impairment. The company determined GCS Service required an updated fair value calculation due to soft sales and continued operating losses.  The company uses both a discounted cash flow analysis and market valuations, including similar company market multiples and comparable transactions, to assess fair value. The estimated fair value of the GCS business is based on a probability weighted-average of these various measures. Based on this analysis, it was determined that the fair value of the GCS Service reporting unit would have to decline by approximately 30% to indicate the potential for an impairment of their goodwill. Therefore, the company believes that the estimated fair value of the GCS Service reporting unit substantially exceeds its carrying value and no adjustment to the $43 million carrying value of goodwill is necessary. The key assumptions utilized in determining fair value are revenue growth rates, operating margins and factors that impact the company’s weighted-average cost of capital, including interest rates. Of these factors, the fair value estimate is most sensitive to changes in revenue growth rates which could be adversely impacted by continued difficult economic conditions, uncertainty in the U.S. foodservice markets and the timing of adding new customers. GCS Service is included in the company’s U.S. Other Services reportable segment.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2010 were as follows:

	United States
	Cleaning &	Other
(millions)	Sanitizing	Services	Total	Intl	Total

Beginning goodwill as of December 31, 2009	$446.8	$50.5	$497.3	$916.8	$1,414.1

Business acquisitions	13.9	—	13.9	0.7	14.6

Business disposals	—	—	—	(2.5)	(2.5)

Foreign currency translation	—	—	—	(112.4)	(112.4)

Ending goodwill as of as of September 30, 2010	$460.7	$50.5	$511.2	$802.6	$1,313.8

There has been no impairment of goodwill since adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets (Continued)

The company’s other intangible assets primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2010 and 2009 was $10.2 million and $10.3 million, respectively. Total amortization expense related to other intangible assets during the first nine months ended September 30, 2010 and 2009 was $30.4 million and $31.9 million, respectively. As of September 30, 2010, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)

2010 (Remainder: three-month period)	$11
2011	42
2012	41
2013	38
2014	28

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors

Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2010 and the related consolidated statements of income for each of the three and nine-month periods ended September 30, 2010 and 2009 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of Ecolab’s management.

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

November 4, 2010

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

Overview of the Third Quarter Ended September 30, 2010

We continued to deliver solid earnings growth in the third quarter despite mixed conditions in our end markets. Sales increased, led by U.S. Kay, Asia Pacific and Latin America and our margins improved on increased volume and cost reduction actions.

Both 2010 and 2009 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 1% to $1.6 billion. Net sales were negatively impacted by foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, sales grew 3%.

•                  U.S. Cleaning & Sanitizing sales grew 4% to $719 million. Results were led by 8% sales growth for Kay, 4% growth for Food & Beverage, 3% growth for Institutional and 1% growth for Healthcare.

•                  U.S. Other Services sales were comparable to the prior year at $118 million. GCS sales grew 1% while Pest Elimination sales were comparable to the prior year.

•                  International sales, when measured in fixed rates of currency exchange, increased 3% to $775 million in the third quarter. Asia Pacific reported 8% sales growth for the quarter while Latin America and Canada reported sales growth of 7% and 5%, respectively. Europe/Middle East/Africa (“EMEA”) sales were comparable to the prior year’s third quarter. When measured at public currency rates, International sales decreased 1%.

Financial Performance

•                  Operating income increased 10% to $245 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 4% compared to the third quarter of 2009.

•                  Net income attributable to Ecolab increased 20% to $174 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 8%.

•                  Reported diluted earnings per share attributable to Ecolab increased 23% to $0.74 for the third quarter of 2010 compared to $0.60 in the third quarter of 2009. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 8% to $0.66 for the third quarter of 2010 compared to $0.61 in the third quarter of 2009.

Financial Performance (Continued)

•                  Our reported effective income tax rate was 24.3% for the third quarter of 2010 compared to 30.2% for the third quarter of 2009. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.3% and 32.0% for the third quarter of 2010 and 2009, respectively.

Reconciliations of reported and adjusted amounts are provided on pages 27 - 29 of this report.

Results of Operations — Third Quarter and Nine Months Ended September 30, 2010

Net Sales

Consolidated net sales for the third quarter ended September 30, 2010 were $1.6 billion, an increase of 1% compared to last year. For the first nine months of 2010, net sales increased 4% to $4.5 billion. When measured in fixed rates of currency exchange, sales increased 3% for both the third quarter and first nine months of 2010. The components of the sales increase are shown below.

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2010	September 30, 2010

Volume	3%	2%
Price changes	—	1
Foreign currency exchange	(2)	1
Acquisitions & divestitures	—	—
Total sales increase	1%	4%

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 51.1% and 50.6% for the third quarter of 2010 and 2009, respectively. The gross margin increase was driven by volume and cost savings actions. Our gross margin for the first nine months of 2010 and 2009 was 50.6% and 49.3%, respectively. Our gross margin increase for first nine months of 2010 was driven by volume and pricing gains, favorable delivered product costs and cost savings actions. Cost of sales in 2009 included restructuring charges of $1.3 million and $9.4 million for the third quarter and first nine months of 2009, respectively, which reduced our gross margin last year.

Selling, General and Administrative Expense

Selling, general and administrative expense as a percentage of consolidated net sales was 35.8% for the third quarter of 2010 and 2009. Leverage from sales gains and cost savings actions were offset by continued investments in our business and other cost increases. For the first nine month periods, selling, general and administrative expenses were 37.3% of sales in 2010 and 36.8% in 2009. Investments in the business and cost increases more than offset savings from last year’s restructuring and leverage from sales gains. We continue to make key business investments that drive innovation and efficiency, through R&D and information technology systems.

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2010	2009	2010	2009

Cost of sales
Restructuring charges	$—	$1.3	$—	$9.4

Special gains and charges
Restructuring charges	—	4.0	—	52.6
Gain on sale of investment	(5.9)	—	(5.9)	—
Business structure and optimization	0.6	0.7	1.8	2.3
Venezuela currency devaluation	—	—	4.2	—
Business write-downs and closure	(0.4)	—	(1.4)	—
Other items	0.6	0.7	0.3	2.0
Total	(5.1)	5.4	(1.0)	56.9

Total special gains and charges	$(5.1)	$6.7	$(1.0)	$66.3

In the third quarter of 2010, we sold an investment in a small U.S. business and recognized a gain on the sale of $5.9 million. The investment was not material to our consolidated results of operations or financial position.

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

In 2009 we undertook restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness. We recorded restructuring expense of $5 million ($4 million after tax) or $0.02 per diluted share and $62 million ($44 million after tax) or $0.18 per diluted share during the third quarter and nine months ended September 30, 2009, respectively. Restructuring expense on the Consolidated Statement of Income has been included both as a component of cost of sales and as a component of special gains and charges, as shown in the table above. Further details related to these restructuring expenses are included in Note 2.

Operating Income

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2010	2009	Change	2010	2009	Change

Reported GAAP operating income	$245.1	$223.0	10%	$603.2	$485.5	24%
Adjustments:
Special gains and charges	(5.1)	6.7		(1.0)	66.3
Non-GAAP adjusted operating income	$240.0	$229.7	4%	$602.2	$551.8	9%

Our reported operating income increase of 10% and 24% for the third quarter and first nine months of 2010, respectively, was impacted by the year over year comparison of special gains and charges.

On an adjusted basis, excluding special gains and charges, operating income increased 4% in the third quarter. Foreign currency had an unfavorable impact on third quarter adjusted operating income. Adjusted fixed currency operating income increased 5% in the third quarter as sales gains more than offset continued investment in the business and other cost increases in the quarter.

For the first nine months of 2010, adjusted operating income, excluding special gains and charges, increased 9%. Foreign currency had a favorable impact on adjusted operating income for the nine month period. Adjusted fixed currency operating income increased 7% for the first nine months of 2010 as volume gains, pricing, favorable delivered product costs, and savings from last year’s restructuring more than offset continued investment in the business and other costs.

Interest Expense, Net

Net interest expense totaled $14.9 million in the third quarter of 2010, compared with $15.1 million in the third quarter of 2009. Net interest expense was $44.9 million for the first nine months of 2010 and $46.1 million for the first nine months of 2009. The decline in our net interest expense has been due to lower commercial paper borrowing rates combined with lower borrowing amounts as well as lower interest expense related to hedging activities, partially offset by lower interest income.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2010	2009	2010	2009

Reported GAAP tax rate	24.3%	30.2%	28.4%	31.2%
Tax rate impact of:
Special gains and charges	0.8	(0.5)	(0.0)	(0.5)
Discrete tax items	5.2	2.3	2.0	0.9
Non-GAAP adjusted tax rate	30.3%	32.0%	30.4%	31.6%

The reported tax rate for the third quarter and first nine months of 2010 and 2009 included the tax impact of special gains and charges and discrete tax items which combined, decreased our reported tax rate. The decrease in the 2010 Non-GAAP adjusted effective tax rate compared to 2009 was due primarily to increased benefits from the domestic manufacturing deduction in the U.S.

Discrete tax benefits for the third quarter and first nine months of 2010 were $12.1 million and $10.8 million, respectively. Third quarter 2010 tax benefits primarily include recognizing favorable settlements related to our 2002 through 2004 IRS appeals case and adjustments related to our prior year tax reserves. The discrete tax benefit for the nine month period also includes a $6 million tax benefit from the settlement of an international tax audit recorded in the first quarter, offset by a $5 million charge also recorded in the first quarter due to the passage of the U.S. Patient Protection and Affordable Care Law which changes the tax deductibility related to federal subsidies and resulted in a reduction of the value of our deferred tax assets related to the subsidies, as well as a $2 million charge in the second quarter for the impact of international tax costs from optimizing our business structure.

Discrete tax benefits for the third quarter and first nine months of 2009 were $4.8 million and $4.1 million, respectively. The 2009 discrete tax benefits are primarily due to a $4.4 million third quarter benefit related to prior year reserve adjustments.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2010	2009	Change	2010	2009	Change

Reported GAAP net income	$174.2	$145.0	20%	$399.0	$301.5	32%
Adjustments:
Special (gains) and charges	(5.3)	5.5		(0.9)	47.6
Discrete tax benefits	(12.1)	(4.8)		(10.8)	(4.1)
Non-GAAP adjusted net income	$156.8	$145.7	8%	$387.3	$345.0	12%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2010	2009	Change	2010	2009	Change

Reported GAAP diluted EPS	$0.74	$0.60	23%	$1.68	$1.26	33%
Adjustments:
Special (gains) and charges	(0.02)	0.02		0.00	0.20
Discrete tax benefits	(0.05)	(0.02)		(0.05)	(0.02)
Non-GAAP adjusted diluted EPS	$0.66	$0.61	8%	$1.63	$1.44	13%

Note: Per share amounts do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.9 million, net of tax, or less than $0.01 per share on diluted earnings per share for the third quarter of 2010 compared to 2009. Currency translation had a favorable impact of approximately $4.9 million, net of tax, or $0.02 per share on diluted earnings per share for the first nine months of 2010 compared to 2009.

Segment Results

Sales for each of our reportable segments are as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2010	2009	Change	2010	2009	Change

United States
Cleaning & Sanitizing	$718.9	$693.2	4%	$2,040.5	$1,987.2	3%
Other Services	117.6	117.6	0	337.2	340.0	(1)
Total	836.5	810.8	3	2,377.7	2,327.2	2
International	775.5	755.2	3	2,224.7	2,155.4	3
Subtotal at fixed currency	1,612.0	1,566.0	3	4,602.4	4,482.6	3
Effect of foreign currency translation	(50.1)	(19.6)		(88.2)	(146.5)
Consolidated	$1,561.9	$1,546.4	1%	$4,514.2	$4,336.1	4%

U.S. Cleaning & Sanitizing sales increased 4% in the third quarter and 3% for the first nine months of 2010. Sales for our large U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional — Sales grew 3% for the third quarter and 2% for the first nine months of 2010. Third quarter sales benefited from new account gains and increased sales to distributors. We continue to experience mixed market trends in the third quarter as room demand at our lodging customers improved while overall foot traffic at our foodservice customers continued to be soft.

•                  Food & Beverage — Sales in the third quarter of 2010 increased 4% while sales for the first nine months of 2010 increased 2%. Third quarter sales increased in almost all market segments as corporate account wins and new products offset soft results in meat & poultry markets.

•                  Kay — Sales increased 8% and 9% for the third quarter and first nine months of 2010, respectively. Sales growth was led by new food retail accounts and success with new products and programs. Sales at Kay continue to benefit from good demand from existing and new quick service chain accounts.

•                  Healthcare — Sales increased 1% for the third quarter and 2% for the first nine months of 2010. Gains in sales of infection barriers and surgical instrument cleaning products more than offset the prior year’s spike in demand due to H1N1 virus preparations and slowing healthcare market trends in the current year, including fewer patient visits and surgical procedures.

Segment Results (Continued)

U.S. Other Services sales in the third quarter of 2010 were comparable to the prior year period. Sales declined 1% for the first nine months of 2010. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination — Sales were flat for the third quarter and declined 1% for the first nine months of 2010 compared to prior year periods. Sales growth at our Ecosure food safety management business was offset by lower pest elimination contract and non-contract services. Gains in the quick service restaurant, grocery, healthcare and food & beverage plant markets were offset by slow conditions in other major markets.

•                  GCS Service — Sales increased 1% in the third quarter and were flat for the first nine months of 2010. Service and installed parts sales increased in the quarter, benefiting from pricing gains and new accounts, which more than offset the impact of slow foodservice business conditions. Direct parts sales continued to be soft.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency sales for our International operations increased 3% for both the third quarter and first nine months of 2010. When measured at public currency rates, International sales declined 1% for the third quarter of 2010 and increased 6% for the first nine months of 2010. Fixed currency sales changes for our International regions were as follows:

•                  EMEA — Sales for the third quarter were comparable to the prior year period. Sales for the first nine months of 2010 increased 1%. Sales growth in Italy and the U.K., was offset by lower sales in Germany and France. From a divisional perspective, Europe’s Institutional sales declined slightly in the third quarter as new account gains were offset by soft market conditions in central and southern Europe. Food & Beverage, Pest Elimination and Textile Care sales increased in the quarter while Healthcare sales were lower compared to the prior year which included higher sales related to H1N1 virus preparations.

•                  Asia Pacific — Sales increased 8% in the third quarter and 9% for the first nine months of 2010 as the region continues to show good recovery from last year’s low levels of business travel and tourism. Third quarter sales growth was driven by growth in China and Australia. From a divisional perspective, Institutional sales continued to be strong as occupancy levels improved and economies recovered. Food & Beverage also continued to report strong sales growth, benefiting from increased product penetration and account gains.

•                  Latin America — Sales increased 7% and 8% for the third quarter and first nine months of 2010. Sales for the quarter were led by strong sales growth in Mexico, Brazil and Venezuela. Our Institutional, Food & Beverage and Pest Elimination businesses all reported increased sales growth.

•                  Canada — Sales for the third quarter and first nine months of 2010 increased 5% and 4%, respectively, compared to the comparable prior year periods. Food & Beverage and Kay reported strong sales growth in the quarter. Institutional, Pest Elimination and Vehicle Care also reported good sales gains.

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2010	2009	Change	2010	2009	Change

United States
Cleaning & Sanitizing	$148.6	$141.1	5%	$400.6	$370.0	8%
Other Services	19.7	18.4	7	52.9	49.9	6
Total	168.3	159.5	6	453.5	419.9	8
International	80.1	79.1	1	172.4	162.3	6
Corporate	0.4	(13.2)		(18.4)	(84.0)
Subtotal at fixed currency	248.8	225.4	10	607.5	498.2	22
Effect of foreign currency translation	(3.7)	(2.4)		(4.3)	(12.7)
Consolidated	$245.1	$223.0	10%	$603.2	$485.5	24%

U.S. Cleaning & Sanitizing operating income increased 5% for the third quarter and 8% for the first nine months of 2010. For the quarter, volume gains more than offset cost increases to drive the operating income growth.  Year to date, sales gains and favorable delivered product costs more than offset cost increases to drive the increase in operating income.

U.S. Other Services operating income increased 7% and 6% for the third quarter and first nine months of 2010, respectively. Operating income growth was driven by pricing and cost savings actions which more than offset higher service and other cost increases.

International segment operating income at fixed currency rates increased 1% for the third quarter and 6% for the first nine months of 2010. For both the quarter and year to date, volume and pricing gains, favorable delivered product costs, and cost savings efforts more than offset continued investments in the business and increased costs. When measured at public currency rates, International operating income was flat for the third quarter and increased 12% for the first nine months of 2010.

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

Financial Position and Liquidity

Total assets were $4.9 billion as of September 30, 2010, compared to total assets of $5.0 billion at December 31, 2009. The decrease was primarily due to the impact of foreign currency exchange rates which decreased the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $991 million as of September 30, 2010 and $967 million as of December 31, 2009. The ratio of total debt to capitalization (total equity plus total debt) increased slightly to 33% at September 30, 2010 compared to 32% at December 31, 2009. The increase in the ratio was due to a higher outstanding commercial paper balance, as well as a decrease in equity due primarily to share repurchases. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $638 million for the first nine months of 2010 compared to $532 million in 2009. 2010 operating cash flow benefited from improved earnings and lower pension contributions offset partially by changes in working capital. Operating cash flow in 2009 included $125 million voluntary contributions to our U.S. pension plan. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, acquisitions, and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $240 million in 2010 compared to $202 million in 2009. Capital expenditures increased compared to the prior year as we continue to make investments in the business including merchandising equipment. Cash paid for acquisitions increased in 2010 due to the acquisition of the commercial laundry business of Dober Chemical in the third quarter. There was limited acquisition activity in 2009. See Note 7 for further information on our business acquisition activity.

Cash used for financing activities in 2010 included the repurchase of 7.4 million of our common shares for approximately $345 million under our share repurchase program during the first nine months of 2010. We did not repurchase shares under our share repurchase program during the first nine months of 2009.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2009 disclosed total notes payable and long-term debt due within one year of $99 million. As of September 30, 2010, the total notes payable and long-term debt due within one year has increased to $344 million. The increase from year end is primarily due to our $150 million 6.875% notes, which are due in February 2011, being reclassified to current portion of long-term debt and an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $67 million as of September 30, 2010 and $117 million as of December 31, 2009. The decline in the balance was due primarily to the settlement of our 2002 through 2004 IRS appeals case and adjustments to prior year reserves. There were no cash payments made as a result of these adjustments. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year. No other significant changes to our contractual obligations occurred during the first nine months of 2010.

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

Financial Position and Liquidity (Continued)

As of September 30, 2010, we had $168 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of September 30, 2010, we had $167 million in outstanding U.S. commercial paper and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s.

New Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective that have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Events

On September 27, 2010, subsequent to the third quarter for our international operations, we announced we have agreed to purchase the Cleantec business of Campbell Brothers Ltd., Brisbane, Queensland, Australia. The transaction is an asset purchase and is subject to clearance from the Australian anti-trust authorities and other customary closing conditions. Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, food service, hospitality and textile care markets. Annual sales of the business to be acquired are approximately $55 million. Completion of the transaction is expected to occur upon receipt of regulatory clearance.

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

Non-GAAP Financial Measures (Continued)

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2010.

These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 27-29.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning contributions to pension and post-retirement health care benefit plans, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, currency gains and losses, gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto, future cash flow and sources of funding, nonperformance of financial counterparties, timing of hedged transactions, borrowing capacity, short-term liquidity requirements and completion of the Cleantec acquisition. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 5, entitled “Financial Instruments and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 13.

Item 4.    Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings

In our report on Form 10-Q for the quarterly period ended June 30, 2010, we disclosed under Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1, final settlement and payment of three wage hour lawsuits in May 2010. This disclosure is incorporated herein by reference.

Item 1A.                Risk Factors

In our report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 35 of this Form 10-Q.

There has been no material change in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2009.  We may also refer to said disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	Total number of shares purchased(1)	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(2)	Maximum number of shares that may yet be purchased under the plans or programs(2)
July 1 – 31, 2010	572,217	45.8237	547,093	7,706,558
August 1 – 31, 2010	4,097	49.1601	0	7,706,558
September 1 – 30, 2010	2,385,633	48.8966	2,351,775	5,354,783
Total	2,961,947	48.3033	2,898,868	5,354,783

(1)        Includes 63,079 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 6.                   Exhibits

(a) The following documents are filed as exhibits to this report:

(10)        A.     Form of Restricted Stock Unit Award Agreement.

B.    Amendment No. 1 to Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2005.

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

ECOLAB INC.

Date: November 4, 2010	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10) A.	Form of Restricted Stock Unit Award Agreement.	Filed herewith electronically

B.	Amendment No. 1 to Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2005.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically