Form 10-K
period 2010-12-31
ECOLAB INC
filed 2011-02-25
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 1-9328

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ YES  ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2010:  $10,463,167,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $44.91 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2011: 232,664,561 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2010 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2011 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2010 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to either “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning items such as benefits from new business systems, margin improvements, outlook for growth, restructuring charges and cost savings, bad debt and customer credit worthiness, disputes, claims and litigation and environmental contingencies, returns on pension plan assets, tax settlements, currency gains and losses, end-market trends and long-term potential, investments, sales and earnings growth, cash flow, business acquisitions, dividends, share repurchases, debt repayments, pension contributions, liquidity requirements and borrowing methods, impact of credit rating downgrade, new accounting pronouncements, regulatory clearance, completion and funding of pending acquisitions, tax deductibility of goodwill, non performance of counterparties, hedged transactions, income taxes, including unrecognized tax benefits or uncertain tax positions,  environmental and regulatory considerations and laws and regulations.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements.  We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

During 2010, we took the following actions to continue to build our business:

•                  We completed the roll out of the Ecolab Business Solution (“EBS”), the implementation of a common set of business processes and systems, in the majority of our European operations.  We also began implementation of EBS in China.

•                  In September 2010, we acquired the commercial laundry division of Dober Chemical Corp.  The acquisition strengthens our U.S. and Canada Textile Care business by adding customer relationships and business scale, as well as important customer technology.  The acquired business has annual sales of approximately $37 million and became part of the Company’s U.S. Cleaning & Sanitizing and International operations.

•                  In November 2010, we announced an agreement to purchase selected assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the United States.  Annual sales of the business to be acquired are approximately $55 million.  Completion of the transaction remains subject to receipt of regulatory clearance and satisfaction of other customary closing conditions.

•                  In December 2010, subsequent to our 2010 fiscal year-end for International operations, we purchased selected assets of the Cleantec business of Campbell Brothers Ltd., in Australia.  Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products. The business, which has annual sales of approximately $55 million, became part of our International operations in the first quarter of 2011.

In early 2011, subsequent to our 2010 year-end, significant developments included a $100 million voluntary contribution in January to our U.S. pension plan, and in February we repaid our $150 million 6.875% notes when they became due.  Separately, in February 2011, we announced that we are developing plans for an accelerated restructuring of our European operations leveraging the new EBS platform in order to streamline the organization, improve efficiency and competitiveness, and more rapidly improve the region’s profitability.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 40 and 41 of the Annual Report, is incorporated herein by reference.

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

The following description of our business is based upon our three reportable segments as reported in our consolidated financial statements.  However, we pursue a “Circle the Customer — Circle the Globe” strategy by providing products, systems and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Therefore, one customer may utilize the products or services of all three of the segments, and there is interdependence among the operating segments.

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

Food & Beverage: Our Food & Beverage Division addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption. The Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors. The Food & Beverage Division is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. The Food & Beverage Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.  Products for use on farms are sold through dealers and independent, third-party distributors, while products for use in processing facilities are sold primarily by our field sales personnel. Also within the Food & Beverage Division, our Water, Energy & Waste business offers sustainable solutions designed to reduce our customers’ operational costs.  This is performed through water treatment programs for heating, cooling and filtration processes, along with customized wastewater treatment offerings.

We believe that we are one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

Kay:  Ecolab’s Kay business unit supplies cleaning and sanitizing chemical products and related items primarily to regional,  national and international quick service restaurant (QSR) chains and to regional and national food retailers (i.e., supermarkets and grocery stores).  Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Kay” and “Ecolab” brand names.  Kay’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor costs and enhance user and guest safety.  A number of product dispensing options are available for products in the core product range.  Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.

Both Kay’s QSR business and its food retail business utilize a corporate account sales force which establishes relationships and negotiates contracts with customers at the corporate headquarters and regional office levels (and, in the QSR market segment, at the franchisee level) and a field sales force which provides program support at the individual restaurant or store level.  Customers in the QSR market segment are primarily supplied through third party distributors while most food retail customers utilize their own distribution networks.

We believe that Kay is the leading supplier of chemical cleaning and sanitizing products to the QSR market segment and the food retail market segment in the United States.  While Kay’s customer base has grown over the years, Kay’s business remains largely dependent upon a limited number of major QSR chains and franchisees and large food retail customers.

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

International Segment

We conduct business in approximately 72 countries outside of the United States through wholly-owned subsidiaries or, in the case of Venezuela, through a joint venture with a local partner. In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues. Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

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

Our Pest Elimination business continues to expand its geographic coverage. We operate this business in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France and the United Kingdom.

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

Number of Employees: We had approximately 26,500 employees as of December 31, 2010.

Customers and Classes of Products: We believe that our business is not materially dependent upon a single customer although, as described above in this Item 1(c) under the description of the Kay business, Kay is largely dependent upon a limited number of national and international quick service chains and franchisees. Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material negative effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit. We sell two classes of products which each constitute 10 percent or more of our sales. Sales of warewashing products in 2010, 2009 and 2008 approximated 19 percent of our consolidated net sales. In addition, through our Institutional and Textile Care businesses around the world, we sell laundry products and provide customer support to a broad range of laundry customers. Sales of laundry products and services in 2010, 2009 and 2008 approximated 10, 11 and 11 percent, respectively, of our consolidated net sales.

Patents and Trademarks: We own and license a number of patents, trademarks and other intellectual property. While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark.

Seasonality: We do experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments. Note 17, entitled “Quarterly Financial Data” located on page 42 of the Annual Report, is incorporated herein by reference.

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

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and third-party logistics service providers. We use common carriers, our own delivery vehicles, and distributors for transport. Additional information on our plant and distribution facilities is located beginning at page 16 of this Form 10-K under the heading “Properties.”

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

Research and Development: Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, and evaluating the environmental compatibility of products. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering and product dispensing technology. Substantially all of our principal products have been developed by our research, development and engineering personnel. At times, technology has also been licensed from third parties to develop offerings. Note 13, entitled “Research Expenditures” located on page 36 of the Annual Report, is incorporated herein by reference.

Environmental and Regulatory Considerations: Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses. Among the risks are costs associated with transporting and managing hazardous materials and waste disposal and plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls and reformulations. Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts, Minnesota and Oregon.  Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in 2010 were considered by several other state legislatures.  Cleaning product ingredient disclosure legislation was re-introduced in the U.S. Congress in 2010 but did not pass, and several states including California and New York are considering further regulations in this area.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

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

REACH: The European Union has enacted a new regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”). It established a new European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. Ecolab has met the pre-registration requirements of REACH, the 2010 registration deadline, and is on track to meet the upcoming registration deadlines and requirements in 2013 and beyond.  To help manage this new program, Ecolab is simplifying its product line and working with chemical suppliers to comply with registration requirements.  The impact of REACH will also be felt by our competitors. Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect our consolidated results of operations, financial position or cash flows.

GHS:  In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation, and a few countries already have done so. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels, and we are working toward a phased-in approach to mitigate the costs of GHS implementation.  The impact of GHS will also be felt by our competitors.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain approximately 210 product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3,000,000 in 2010 and $3,100,000 in 2009.

In Europe, the Biocidal Product Directive (“BPD”) established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage requirements associated with the BPD, and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the multi-year BPD phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period, or our financial position.

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

FDA Medical Device and Drug Product Requirements:  As a manufacturer and marketer of medical devices, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products.  These regulations govern the development, testing, packaging, labeling and marketing of medical devices and manufacturing procedures relating to these devices.  We also are required to register with the FDA as a device manufacturer and to comply with the FDA’s Quality System Regulations, which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities.  Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark”, an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., ISO standard 13485).  We have CE mark approval to sell various medical device products in Europe.  Our other international non-European operations also are subject to government regulation and country-specific rules and regulations.  Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical and other waste.  No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental health and safety projects worldwide were approximately $5,700,000 in 2010 and $3,768,000 in 2009.  Approximately $10,800,000 has been budgeted globally for projects in 2011.

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

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRPs”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 15 sites in the United States. Additionally, we have similar liability at five sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $ 1,300,000 in 2010 and $1,725,000 in 2009.  Our worldwide accruals at December 31, 2010 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $2,600,000. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 40 and 41 of the Annual Report, is incorporated herein by reference.

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

			Positions Held Since
Name	Age	Office	Jan. 1, 2006
Douglas M. Baker, Jr.	52	Chairman of the Board, President and Chief Executive Officer	May 2006 – Present

		President and Chief Executive Officer	Jan. 2006 – Apr. 2006

Christophe Beck	43	Executive Vice President — Institutional	May 2009 - Present

		Senior Vice President and General Manager Institutional North America Full Service Restaurants	Jan. 2008 – Apr. 2009

		Senior Vice President Strategy and Marketing Development	May 2007 – Dec. 2007 (1)

Larry L. Berger	50	Senior Vice President and Chief Technical Officer	Apr. 2008 – Present (2)

John J. Corkrean	45	Vice President and Corporate Controller	Apr. 2008 – Present

		Vice President and Treasurer	May 2006 – Mar. 2008

		Professional Products Vice President Distributor Sales	Jan. 2006 – Apr. 2006

Steven L. Fritze	56	Chief Financial Officer	Feb. 2008 – Present

		Executive Vice President and Chief Financial Officer	Jan. 2006 – Jan. 2008

Thomas W. Handley	56	President, Global Food & Beverage and APLA Sectors	Jan. 2011 - Present

		President, Global Food & Beverage	Sep. 2009 – Dec. 2010

		President — Industrial and Services North America Sector	Dec. 2007 – Aug. 2009

		Executive Vice President — Industrial Sector	Apr. 2006 – Nov. 2007

			Positions Held Since
Name	Age	Office	Jan. 1, 2006
Thomas W. Handley (con’t.)		Executive Vice President — Specialty Sector	Jan. 2006 – Mar. 2006

Michael A. Hickey	49	Executive Vice President Global Services Sector	Jan. 2011 - Present

		Executive Vice President, Service Sector	Jan. 2010 – Dec. 2010

		Senior Vice President — Global Business Development and General Manager GCS Service	Jan. 2009 – Dec. 2009

		Senior Vice President — Global Business Development	Jan. 2006 – Dec. 2008

Phillip J. Mason	60	President — EMEA Sector	Jul. 2010 - Present

		President — International Sector	Dec. 2007 – Jun. 2010

		Executive Vice President — Asia Pacific and Latin America	Jan. 2006 – Nov. 2007

Michael L. Meyer	53	Senior Vice President-Human Resources	Feb. 2008 – Present (3)

James A. Miller (4)	54	President, Global Services and Specialty Sectors	Jan. 2011 - Present

		President, Specialty & Services Sector	Sep. 2009 – Dec. 2010

		President — Institutional North America Sector	Dec. 2007 – Aug. 2009

		Executive Vice President — Institutional Sector North America	Jan. 2006 – Nov. 2007

Susan K. Nestegard	50	President, Global Healthcare Sector	Jan. 2010 - Present

		Executive Vice President — Global Healthcare Sector	Apr. 2008 – Dec. 2009

		Senior Vice President — Research, Development and Engineering and Chief Technical Officer	Jan. 2006 – Mar. 2008

James J. Seifert	54	General Counsel & Secretary	May 2010 – Present (5)

Robert P. Tabb	60	Vice President and Chief Information Officer	Jan. 2006 – Present

James H. White	46	President APLA Sector	Jul. 2010 – Present

		President-EMEA Sector	Dec. 2007 – Jun. 2010

		Executive Vice President — EMEA	Apr. 2007 – Nov. 2007

		Senior Vice President — Strategy and Marketing Development	May 2006 – Mar. 2007

		Senior Vice President — Strategic Planning	Jan. 2006 – Apr. 2006

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

(5)          Prior to joining Ecolab in 2010, Mr. Seifert was Vice President, General Counsel and Secretary of Bemis Company, Inc. since 2002.

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

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements including those made in oral presentations, including telephone conferences and/or webcasts open to the public.

Except as may be required under applicable law, we undertake no duty to update our Forward-Looking Statements.

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care and food processing industries, can adversely impact our end-users who are sensitive to changes in travel and dining activities. The decline in economic activity following the 2008 financial crisis has adversely affected and may continue to adversely affect these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future.  In 2008 and 2009 the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. While these disruptions generally subsided in 2010 allowing for a modest economic recovery, there can be no assurance that there will not be a further deterioration in the markets in which we operate. As a result, disruption in the global economy could adversely affect our consolidated results of operations, financial position or cash flows.

If we are unsuccessful in executing on key business initiatives, our business could be adversely affected:  We continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, in February 2011 we announced various initiatives to capture financial and operational benefits in our European business, in part, by leveraging our new ERP system, and to improve our competitiveness in the region.  If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

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

Our results can be adversely affected by fluctuations in the cost of raw materials:  The prices of raw materials used in our business can fluctuate from time to time, and in recent years we have experienced periods of increased raw material costs. Changes in oil or raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can adversely affect our consolidated results of operations, financial position or cash flows. In addition, volatility and disruption in economic activity and conditions could disrupt or delay the performance of our suppliers or otherwise impact our ability to obtain raw materials at favorable prices or on favorable terms, which may adversely affect our business.

Our growth depends upon our ability to successfully compete with respect to value, innovation and customer support:  Our competitive market is made up of numerous global, national, regional and local competitors. Our ability to compete depends in part upon our ability to maintain a superior technological capability and to continue to identify, develop and commercialize innovative, high value-added products for niche applications. There can be no assurance that we will be able to accomplish this or that technological developments by our competitors will not place certain of our products at a competitive disadvantage in the future. In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets. If we fail to introduce new technologies on a timely basis, we may lose market share and our consolidated results of operations, financial position or cash flows could be adversely affected.

Our business depends on our ability to comply with laws and governmental regulations, and we may be adversely affected by changes in laws and regulations:  Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices and reduce our profits.

We enter into multi-year contracts with customers that can impact our results:   Our multi-year contracts with some of our customers include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have an adverse impact on our margins and consolidated results of operations.

Consolidation of our customers and vendors can affect our results:  Customers and vendors in the foodservice, hospitality, travel, healthcare and food processing industries have consolidated in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and consolidated results of operations.

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

Extraordinary events may significantly impact our business:  The occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) war (including acts of terrorism or hostilities which impact our markets), (d) natural or manmade disasters, (e) water shortages or (f) severe weather conditions affecting the foodservice, hospitality and travel industries may have a material adverse effect on our business.

Defense of litigation, particularly certain types of actions such as antitrust, patent infringement, wage hour and class action lawsuits, can be costly and time consuming even if ultimately successful, and if not successful could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

While we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on our consolidated results of operations or cash flows for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse effect on our financial position.

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions affecting the foodservice, hospitality and travel industries cause a downturn in the business of restaurants, motels and hotels and other of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our businesses, although the businesses constituting the United States Other Services segment purchase the majority of their products and equipment from outside suppliers. Our chemical production process consists primarily of blending and packaging powders and liquids and casting solids. Our devices and equipment manufacturing operations consist primarily of producing chemical product dispensers and injectors and other mechanical equipment, medical devices and dishwasher racks and related sundries and dish machine refurbishment.

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

ECOLAB OPERATIONS PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
UNITED STATES
Joliet, IL *	610,000	Solids, Liquids, Emulsions, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids, Emulsions	Owned
Martinsburg, WV	228,000	Liquids, Emulsions, Waxes	Owned
Greensboro, NC	193,000	Solids, Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids, Emulsions	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids, Emulsions	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL *	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX *	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased
INTERNATIONAL
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Brisbane, AUSTRALIA	131,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,000	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,000	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Sao Paulo, BRAZIL	62,000	Solids, Liquids	Leased

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,000	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	53,000	Liquids	Leased
Guangzhou, CHINA	50,000	Liquids, Powders	Leased
Baglan, UNITED KINGDOM	50,000	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	27,000	Liquids, Powders	Owned
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Seoul, SOUTH KOREA	22,000	Liquids, Powders	Owned
Acuna, MEXICO	21,000	Medical Devices	Leased
Racibor, POLAND	20,000	Liquids	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	8,000	Liquids, Powders	Owned

Our manufacturing facilities are adequate to meet our existing in-house production needs.  We continue to invest in our plant sites to maintain viable operations and to add capacity as necessary to meet business imperatives. A new manufacturing plant and distribution center near Shanghai, China is under construction with a planned start up in 2012.

Most of our manufacturing plants also serve as distribution centers. In addition, we operate distribution centers around the world, most of which are leased, and utilize third party logistics service providers to facilitate the distribution of our products and services. In the United States, our sales and service associates are located in approximately 90 leased offices. Additional sales offices are located internationally.

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

Item 3. Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on page 36 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2010 and 2009 were as follows:

	2010		2009
Quarter	High	Low	High	Low
First	$47.40	$40.66	$36.78	$29.27
Second	$49.70	$44.10	$40.04	$34.11
Third	$51.23	$44.66	$47.88	$36.89
Fourth	$52.46	$46.64	$46.89	$43.39

The closing Common Stock price on February 1, 2011 was $50.62.

Holders:  On February 1, 2011, we had 4,903 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 74 consecutive years. Quarterly cash dividends of $0.14 per share were declared in February, May and August 2009. Cash dividends of $0.155 per share were declared in December 2009, and February, May and August 2010. A dividend of $0.175 per share was declared in December 2010.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2010	0	$0	0	5,354,783
November 1-30, 2010	12,903	$49.6533	0	5,354,783
December 1-31, 2010	63,278	$49.1232	0	5,354,783
Total	76,181	$49.2130	0	5,354,783

(1)     Includes 76,181 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)     The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)     As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under this authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006  inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 44 and 45 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The material appearing under the heading entitled “Management’s Discussion & Analysis,” located on pages 9 through 20 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on pages 18 and 19 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 21 through 45 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2010, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 12 through 14 of this Form 10-K, and is incorporated herein by reference.

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

Information appearing under the heading “Equity Compensation Plan Information” located in the Proxy Statement is incorporated herein by reference.

A total of 470,166 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2010, which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the headings entitled “Director Independence Standards and Determinations” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2010, 2009 and 2008, Annual Report page 21.

	(ii)	Consolidated Balance Sheet at December 31, 2010 and 2009, Annual Report page 22.

	(iii)	Consolidated Statement of Cash Flows for the years ended December 31, 2010, 2009 and 2008, Annual Report page 23.

	(iv)	Consolidated Statement of Comprehensive Income and Equity for the years ended December 31, 2010, 2009 and 2008, Annual Report page 24.

	(v)	Notes to Consolidated Financial Statements, Annual Report pages 25 through 42.

	(vi)	Report of Independent Registered Public Accounting Firm, Annual Report page 43.

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

	(3) A.	Restated Certificate of Incorporation of Ecolab Inc., effective as of May 6, 2010 — Incorporated by reference to Exhibit (3) of our Form 8-K dated May 6, 2010.

	B.	By-Laws, as amended through February 26, 2010 — Incorporated by reference to Exhibit (3) of our Form 8-K dated February 26, 2010.

	(4) A.	Common Stock - see Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate effective August 4, 2010 — Incorporated by reference to Exhibit (4) of our Form 10-Q for the quarter ended June 30, 2010.

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

		F.	Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4)E above.

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

	(ii)	U.S. $600,000,000 U.S. Commercial Paper Program

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program.  The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wells Fargo Securities, LLC and Banc of America Securities LLC - Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)

Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and J.P. Morgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent - Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

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

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997 — Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

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

(v)

Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005 — Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

I.

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10)N hereof.

J.	Ecolab Financial Counseling Plan effective January 1, 2005 — Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

K.	Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of December 31, 2010).

L.	Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2005). Incorporated by reference to Exhibit (10)L of our Form 10-K Annual Report for the year ended December 31, 2008.

M.	Ecolab Mirror Pension Plan (As Amended and Restated effective as of December 31, 2010).

N.

Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005) — Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2008.

O.	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

P.	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010 — Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

Q.	Description of Ecolab Management Incentive Plan — Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002

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

T.	(i)	Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2010.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010

Stock Incentive Plan — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010.

(iii) Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010.

(iv) Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010.

(v)

Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010.

U.	Policy on Reimbursement of Incentive Payments adopted December 4, 2008 — Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(13)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2010 which are incorporated by reference into Parts I and II hereof.

(14)A.	Code of Conduct — Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.	Code of Ethics for Senior Officers and Finance Associates — Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries.

(23)	Consent of Independent Registered Public Accounting Firm at page 30 hereof is filed as a part hereof.

(24)	Powers of Attorney.

(31)	Rule 13a-14(a) Certifications.

(32)	Section 1350 Certifications.

(101)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10)C.	Ecolab Inc. 1997 Stock Incentive Plan.

(10)E.	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10)G.	Form of Director Indemnification Agreement.

(10)H.	Ecolab Executive Death Benefits Plan.

(10)I.	Ecolab Executive Long-Term Disability Plan.

(10)J.	Ecolab Executive Financial Counseling Plan.

(10)K.	Ecolab Supplemental Executive Retirement Plan.

(10)L.	Ecolab Mirror Savings Plan.

(10)M.	Ecolab Mirror Pension Plan.

(10)N.	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10)O.	Ecolab Inc. Management Performance Incentive Plan.

(10)P.	Ecolab Inc. Change in Control Severance Compensation Policy.

(10)Q.	Description of Ecolab Inc. Management Incentive Plan.

(10)R.	Ecolab Inc. 2002 Stock Incentive Plan.

(10)S.	Ecolab Inc. 2005 Stock Incentive Plan.

(10)T.	Ecolab Inc. 2010 Stock Incentive Plan.

(10)U.	Policy on Reimbursement of Incentive Payments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of February, 2011.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board, President
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 25th day of February 2011.

/s/Douglas M. Baker, Jr.	Chairman of the Board, President
Douglas M. Baker, Jr.	and Chief Executive Officer
(Principal Executive Officer and Director)

/s/Steven L. Fritze	Chief Financial Officer
Steven L. Fritze	(Principal Financial Officer)

/s/John J. Corkrean	Vice President and Corporate Controller
John J. Corkrean	(Principal Accounting Officer)

/s/James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:

Barbara J. Beck, Les S. Biller, Jerry A.

Grundhofer, Arthur J. Higgins, Joel W.

Johnson, Jerry W. Levin, Robert L. Lumpkins,

C. Scott O’Hara, Victoria J. Reich and John J.

Zillmer

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; 333-163838; 333-165130; 333-165132; and 333-166646) of Ecolab Inc. of our report dated February 25, 2011 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 25, 2011

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.		Document	Method of Filing

(3)	A.	Restated Certificate of Incorporation of Ecolab Inc., effective as of May 6, 2010.	Incorporated by reference to Exhibit (3) of our Form 8-K dated May 6, 2010.

	B.	By-Laws, as amended through February 26, 2010.	Incorporated by reference to Exhibit (3) of our Form 8-K dated February 26, 2010.

(4)	A.	Common Stock.	See Exhibits (3)A and (3)B.

	B.	Form of Common Stock Certificate effective August 4, 2010.	Incorporated by reference to Exhibit (4) of our Form 10-Q for the quarter ended June 30, 2010.

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

Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

	E.	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our on Form 8-K dated February 8, 2008.

	F.	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4)E above.

(10)	A.	(i)

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

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program. The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Wells Fargo Securities, LLC and Banc of America Securities LLC.

Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b) Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and J.P. Morgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

C.	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

D.	(i)	1995 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit (10)D(i) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(ii)	Amendment No. 1 to 1995 Non-Employee Director Stock Option Plan effective February 25, 2000.	Incorporated by reference to Exhibit (10)E(ii) of our Form 10-K Annual Report for the year ended December 31, 1999.

	(iii)	Amendment No. 2 to 1995 Non-Employee Director Stock Option Plan effective May 11, 2001.	Incorporated by reference to Exhibit (10)G(iii) of our Form 10-K Annual Report for the year ended December 31, 2002.

	(iv)	Amendment No. 3 to 1995 Non-Employee Director Stock Option Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)D of our Form 10-K Annual Report dated December 31, 2008.

E.	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	(v)	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

	(vi)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).	Incorporated by reference to Exhibit (10)E(vii) of our Form 10-K Annual Report for the year ended December 31, 2008.

F.		Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

G.		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

H.	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10)N hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

I.		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994. See also Exhibit (10)N hereof.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004.

J.		Ecolab Financial Counseling Plan (Effective January 1, 2005).	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

K.		Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of December 31, 2010).	Filed herewith electronically.

L.		Ecolab Mirror Savings Plan (Amended and Restated effective as of January 1, 2005).	Incorporated by reference to Exhibit (10)L of our Form 10-K Annual Report for the year ended December 31, 2008.

M.		Ecolab Mirror Pension Plan (Amended and Restated effective as of December 31, 2010.	Filed herewith electronically.

N.		Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2005).	Incorporated by reference to Exhibit (10)N of our Form 10-K Annual Report for the year ended December 31, 2008.

O.		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 28, 2004.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

P.		Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

Q.		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

R.	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

	(ii)	Non-statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	S.	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

		(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V of our Form 10-K Annual Report for the year ended December 31, 2008.

		(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

		(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008.

		(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

		(vi)	Sample Form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009.

	T.	(i)	Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2010.

		(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010.

		(iii)	Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010.

		(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010.

		(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010.

	U.		Policy on Reimbursement of Incentive Payments adopted December 4, 2008.	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(13)			Those portions of our Annual Report to Stockholders for the year ended December 31, 2010 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14)A.	Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14)B.	Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(21)	List of Subsidiaries.	Filed herewith electronically.

(23)	Consent of Independent Registered Public Accounting Firm at page 30 hereof is filed as a part hereof.	See page 30 hereof.

(24)	Powers of Attorney.	Filed herewith electronically.

(31)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32)	Section 1350 Certifications.	Filed herewith electronically.

(101)	Interactive File Data.	Filed herewith electronically.