Form 10-Q
period 2011-03-31
ECOLAB INC
filed 2011-05-05
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2011.

231,994,433 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share)	2011	2010
	(unaudited)
Net sales	$1,518.3	$1,432.1

Cost of sales (including special charges of $0.8 in 2011)	770.4	716.7

Selling, general and administrative expenses	581.6	558.1

Special gains and charges	14.6	3.5

Operating income	151.7	153.8

Interest expense, net	13.5	15.0

Income before income taxes	138.2	138.8

Provision for income taxes	44.4	43.1

Net income including noncontrolling interest	93.8	95.7

Less: Net income attributable to noncontrolling interest	0.2	0.2

Net income attributable to Ecolab	$93.6	$95.5

Earnings attributable to Ecolab per common share
Basic	$0.40	$0.41
Diluted	$0.40	$0.40

Dividends declared per common share	$0.1750	$0.1550

Weighted-average common shares outstanding
Basic	232.0	235.4
Diluted	235.9	239.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2011	2010
	(unaudited)
ASSETS

Current Assets

Cash and cash equivalents	$151.4	$242.3

Accounts receivable, net	1,042.6	999.6

Inventories	480.2	447.6

Deferred income taxes	82.2	78.9

Other current assets	132.5	101.5

Total current assets	1,888.9	1,869.9

Property, plant and equipment, net	1,192.5	1,148.3

Goodwill	1,465.1	1,329.3

Other intangible assets, net	439.7	282.5

Other assets	276.1	242.2

Total assets	$5,262.3	$4,872.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	March 31	December 31
(millions, except shares and per share)	2011	2010
	(unaudited)
LIABILITIES AND EQUITY

Current Liabilities

Short-term debt	$506.4	$189.2

Accounts payable	359.7	349.3

Compensation and benefits	257.7	308.1

Income taxes	58.8	36.7

Other current liabilities	467.6	441.5

Total current liabilities	1,650.2	1,324.8

Long-term debt	683.7	656.4

Postretirement health care and pension benefits	488.3	565.8

Other liabilities	225.4	192.2

Equity (a)
Common stock	333.7	333.1
Additional paid-in capital	1,341.5	1,310.2
Retained earnings	3,332.1	3,279.1
Accumulated other comprehensive loss	(205.2)	(271.9)
Treasury stock	(2,591.5)	(2,521.3)
Total Ecolab shareholders’ equity	2,210.6	2,129.2
Noncontrolling interest	4.1	3.8
Total equity	2,214.7	2,133.0

Total liabilities and equity	$5,262.3	$4,872.2

(a)          Common stock, 400 million shares authorized, $1.00 par value per share, 231.7 million shares outstanding at March 31, 2011, 232.5 million shares outstanding at December 31, 2010. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2011	2010
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$93.8	$95.7

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	91.2	86.2
Deferred income taxes	0.1	2.2
Share-based compensation expense	11.2	4.4
Excess tax benefits from share-based payment arrangements	(2.3)	(2.6)
Pension and postretirement plan contributions	(109.0)	(6.7)
Pension and postretirement plan expense	19.8	22.9
Restructuring, net of cash paid	10.3	—
Other, net	1.9	4.0

Changes in operating assets and liabilities:
Accounts receivable	10.2	19.2
Inventories	(9.6)	5.0
Other assets	(25.4)	13.1
Accounts payable	0.6	(31.3)
Other liabilities	(36.7)	(76.7)

Cash provided by operating activities	56.1	135.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended
	March 31
(millions)	2011	2010
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(65.8)	$(51.0)
Capitalized software expenditures	(6.8)	(8.6)
Property sold	0.4	0.8
Businesses acquired and investments in affiliates, net of cash acquired	(277.5)	—
Sale of business	—	1.3
Deposit into indemnification escrow	(28.1)	—
Cash used for investing activities	(377.8)	(57.5)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	465.7	112.7
Long-term debt repayments	(151.8)	(1.4)
Reacquired shares	(70.2)	(144.7)
Cash dividends on common stock	(40.6)	(36.8)
Exercise of employee stock options	13.8	13.7
Excess tax benefits from share-based payment arrangements	2.3	2.6
Other, net	(0.1)	—
Cash provided by (used for) financing activities	219.1	(53.9)

Effect of exchange rate changes on cash	11.7	(12.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90.9)	11.7

Cash and cash equivalents, beginning of period	242.3	73.6

Cash and cash equivalents, end of period	$151.4	$85.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the first quarter ended March 31, 2011 and 2010, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 5, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2011	2010

Cost of sales
Restructuring charges	$0.8	$—

Special (gains) and charges
Restructuring charges	10.4	—
Business structure and optimization	0.6	0.6
Acquisition integration costs	3.6	—
Venezuela currency devaluation	—	4.2
Business write-downs and closure	—	(1.0)
Other items	—	(0.3)
Total	14.6	3.5

Total special gains and charges	$15.4	$3.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

As previously disclosed, following the recent implementation of new business systems in Europe, in February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, a small amount of restructuring will be undertaken outside of Europe. The costs outside of Europe are not expected to be significant (collectively, the “2011 Restructuring Plan”). Through the 2011 Restructuring Plan, approximately 900 positions are expected to be eliminated.

The company expects to incur pretax restructuring charges of approximately $150 million ($125 million after tax) over the next three years, as the 2011 Restructuring Plan continues to roll out. Approximately $50 million to $70 million ($40 million to $60 million after tax) of those charges are expected to occur in 2011. The company anticipates that approximately $125 million of the pre-tax charge will represent cash expenditures.

As a result of restructuring activities during the first quarter, the company recorded restructuring charges of $11.2 million ($9.0 million after tax) or $0.04 per diluted share.

Restructuring charges and subsequent reductions related to the 2011 Restructuring Plan include the following:

	Employee
	Termination
(millions)	Costs	Other	Total

2011 Restructuring Plan:

Recorded expense and accrual	$8.4	$2.8	$11.2
Cash payments	(0.8)	(0.1)	(0.9)
Effect of foreign currency translation	—	—	—

Restructuring liability, March 31, 2011	$7.6	$2.7	$10.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special Gains and Charges (Continued)

Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services. Other charges include lease terminations.

As previously disclosed, in 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness (the “2009 Restructuring Plan”). The 2009 Restructuring Plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009. As of March 31, 2011, the remaining liability related to the 2009 Restructuring Plan is $2.7 million, as compared to $2.8 million at December 31, 2010.

Non-restructuring Special Gains and Charges

Special gains and charges in 2011 include acquisition integration costs incurred to optimize the Cleantec business structure.  Further details related to the Cleantec acquisition are included in Note 7.

Beginning in 2010, Venezuela was designated hyper-inflationary and as such all foreign currency fluctuations are recorded in income. On January 8, 2010 the Venezuelan government devalued its currency, the Bolivar Fuerte. As a result of the devaluation, the company recorded a charge in the first quarter of 2010 due to the remeasurement of the local balance sheet using the “official” rate of exchange for the Bolivar Fuerte.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Selected Balance Sheet Information

	March 31	December 31
(millions)	2011	2010
	(unaudited)
Accounts receivable, net
Accounts receivable	$1,090.3	$1,044.5
Allowance for doubtful accounts	(47.7)	(44.9)
Total	$1,042.6	$999.6

Inventories
Finished goods	$276.6	$254.2
Raw materials and parts	225.6	216.1
Inventories at FIFO cost	502.2	470.3
Excess of FIFO cost over LIFO cost	(22.0)	(22.7)
Total	$480.2	$447.6

Property, plant and equipment, net
Land	$34.8	$28.4
Buildings and improvements	299.6	279.9
Leasehold improvements	76.1	75.9
Machinery and equipment	723.5	699.1
Merchandising equipment	1,467.8	1,419.2
Capitalized software	329.1	321.2
Construction in progress	57.2	48.9
	2,988.1	2,872.6
Accumulated depreciation	(1,795.6)	(1,724.3)
Total	$1,192.5	$1,148.3

Other intangible assets, gross
Customer relationships	$430.2	$276.0
Trademarks	123.4	111.3
Patents	80.2	79.0
Customer lists	5.6	5.6
Other intangibles	82.9	73.3
	$722.3	$545.2
Accumulated amortization
Customer relationships	$(173.6)	$(159.5)
Trademarks	(43.0)	(41.0)
Patents	(29.8)	(28.2)
Customer lists	(5.5)	(5.5)
Other intangibles	(30.7)	(28.5)
Other intangible assets, net	$439.7	$282.5

Other assets
Deferred income taxes	$115.1	$112.0
Pension	3.7	1.5
Other	157.3	128.7
Total	$276.1	$242.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	March 31	December 31
(millions)	2011	2010
	(unaudited)

Short-term debt
Commercial paper	$459.5	$—
Notes payable	39.4	32.4
Long-term debt, current maturities	7.5	156.8
Total	$506.4	$189.2

Other current liabilities
Discounts and rebates	$235.9	$220.7
Dividends payable	40.6	40.7
Interest payable	7.0	9.3
Taxes payable, other than income	42.0	49.2
Foreign exchange contracts	8.1	5.1
Restructuring	13.0	2.8
Other	121.0	113.7
Total	$467.6	$441.5

Other liabilities
Deferred income taxes	$68.4	$65.3
Income taxes payable - non-current	39.3	38.1
Other	117.7	88.8
Total	$225.4	$192.2

Accumulated other comprehensive loss
Unrealized loss on financial instruments, net of tax	$(4.6)	$(3.3)
Unrecognized pension and postretirement benefit expense, net of tax	(388.1)	(387.4)
Cumulative translation, net of tax	187.5	118.8
Total	$(205.2)	$(271.9)

4.       Interest

	First Quarter Ended
	March 31
(millions)	2011	2010

Interest expense	$15.0	$16.3
Interest income	(1.5)	(1.3)
Interest expense, net	$13.5	$15.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions

Fair Value of Financial Instruments

The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, commercial paper, notes payable, foreign currency forward contracts and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and notes payable approximate fair value because of their short maturities. The carrying values of foreign currency forward contracts and interest rate swap contracts are at fair value, which is determined based on foreign currency exchange rates and current interest rates, respectively, as of the balance sheet date (level 2 - significant other observable inputs).

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$691.2	$717.6	$813.2	$850.6

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any level 3 financial instruments (unobservable inputs) measured using the company’s own assumptions of fair market value.

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

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. During the first quarter of 2011, the company entered into two forward starting swap agreements in anticipation of a long-term debt issuance. The interest rate swap agreements were designated and effective as a cash flow hedge of the expected interest payments related to the debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The settlement payment was recorded in AOCI and is recognized in earnings as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2011	2010	2011	2010

Derivatives designated as hedging instruments

Foreign currency forward contracts	$0.3	$0.5	$6.1	$3.2

Interest rate swap contracts	0.9	—	—	—

Derivatives not designated as hedging instruments

Foreign currency forward contracts	6.6	1.3	2.0	1.9

Total	$7.8	$1.8	$8.1	$5.1

The company had foreign currency forward exchange contracts with notional values that totaled approximately $492 million at March 31, 2011, and $433 million at December 31, 2010.

The company had interest rate swap contracts with notional values that totaled $125 million at March 31, 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended March 31
(millions)	Location	2011	2010

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(4.2)	$1.2

Interest rate swap contracts	AOCI (equity)	0.9	—

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$(0.1)	$(0.2)
	Cost of sales	(1.1)	(1.7)
	SG&A	(0.3)	0.3
		(1.5)	(1.6)

Interest rate swap	Interest expense, net	(0.1)	(0.1)
		$(1.6)	$(1.7)
Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.2)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended March 31
(millions)	Location	2011	2010

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$3.4	$(6.1)
	Interest expense, net	(1.5)	(1.4)
		$1.9	$(7.5)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

Net Investment Hedge

The company designates its euro 300 million ($414 million as of March 31, 2011) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2011	2010

Transaction gains (losses), net of tax	$(16.9)	$25.5

6.       Comprehensive Income

	First Quarter Ended
	March 31
(millions)	2011	2010

Net income including noncontrolling interest	$93.8	$95.7

Other comprehensive income (loss), net of tax

Foreign currency translation	68.7	(90.3)
Derivative instruments	(1.3)	1.1
Pension and postretirement benefits	(0.7)	14.4
Total	66.7	(74.8)

Total comprehensive income, including noncontrolling interest	160.5	20.9

Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	(0.9)

Comprehensive income attributable to Ecolab	$160.3	$21.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions

In December 2010, subsequent to the company’s fiscal year end for international operations, the company completed the purchase of the assets of the Cleantec business of Campbell Brothers Ltd., Brisbane, Queensland, Australia. Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, foodservice, hospitality and textile care markets. The total purchase price was approximately $43 million, of which $2 million remains payable and was placed in an escrow for indemnification purposes. The business, which has annual sales of approximately $55 million, became part of the company’s International segment during the first quarter of 2011.

In March 2011, the company closed on the previously announced purchase of the assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the U.S. The total purchase price was approximately $260 million, of which $26 million remains payable and was placed in an escrow for indemnification purposes. The business, which has annual sales of approximately $55 million, became part of the company’s U.S. Cleaning & Sanitizing segment during the first quarter of 2011.

There were no acquisitions or material business disposals during the first quarter of 2010.

Acquisitions in 2011 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon preliminary purchase price allocations, the components of the aggregate purchase prices of acquisitions are shown in the table below. First quarter 2011 allocations are preliminary, pending finalization of intangible asset valuations.

First Quarter Ended
March 31
(millions)	2011

Net tangible assets acquired	$53.9
Identifiable intangible assets
Customer relationships	142.8
Trademarks	11.2
Patents	0.3
Other intangibles	9.1
Total	163.4
Goodwill	88.3
Total aggregate purchase price	305.6
Liability for indemnification	(28.1)
Net cash paid for acquisitions	$277.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2011	2010

Net income attributable to Ecolab	$93.6	$95.5

Weighted-average common shares outstanding
Basic	232.0	235.4
Effect of dilutive stock options and awards	3.9	3.6
Diluted	235.9	239.0

Earnings attributable to Ecolab per common share
Basic	$0.40	$0.41
Diluted	$0.40	$0.40

Anti-dilutive securities excluded from computation of earnings per share	4.7	7.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2011. However, the company made a $100 million voluntary contribution to the U.S. pension plan in the first quarter of 2011.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $9 million to its international pension benefit plans during the first quarter of 2011. The company currently estimates that it will contribute approximately $26 million more to the international pension benefit plans during the remainder of 2011.

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2011	2010	2011	2010	2011	2010
Service cost	$11.7	$12.7	$5.6	$4.9	$0.5	$0.5
Interest cost on benefit obligation	15.3	15.6	6.8	6.9	2.1	2.2
Expected return on plan assets	(24.7)	(22.5)	(5.5)	(4.4)	(0.4)	(0.4)
Recognition of net actuarial loss	8.0	6.2	1.4	1.0	0.1	0.1
Amortization of prior service cost (benefit)	(1.1)	0.1	—	0.1	—	(0.1)
	$9.2	$12.1	$8.3	$8.5	$2.3	$2.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments

The company’s twelve operating segments have been aggregated into three reportable segments. Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2011	2010

Net Sales

United States
Cleaning & Sanitizing	$681.5	$632.3
Other Services	107.2	104.7
Total	788.7	737.0
International	716.2	681.2
Subtotal at fixed currency	1,504.9	1,418.2
Effect of foreign currency translation	13.4	13.9
Consolidated	$1,518.3	$1,432.1

Operating Income

United States
Cleaning & Sanitizing	$111.9	$113.4
Other Services	14.7	14.6
Total	126.6	128.0
International	45.0	40.2
Corporate	(20.6)	(11.9)
Subtotal at fixed currency	151.0	156.3
Effect of foreign currency translation	0.7	(2.5)
Consolidated	$151.7	$153.8

The International amounts included above are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2011.

Consistent with the company’s internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes investments in the development of business systems and other corporate investments the company is making as part of ongoing efforts to improve efficiency and returns.

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	First Quarter Ended
	March 31
(millions)	2011	2010

U.S. Other Services	$89.1	$87.8
International	47.4	44.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. The company’s reporting units are its operating segments. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the three months ended March 31, 2011 were as follows:

	United States
	Cleaning &	Other
(millions)	Sanitizing	Services	Total	Intl	Total

Beginning Goodwill as of December 31, 2010	$454.4	$50.5	$504.9	$824.4	$1,329.3

Business acquisitions (a)	85.0	—	85.0	3.3	88.3

Foreign currency translation	—	—	—	47.5	47.5

Ending goodwill as of as of March 31, 2011	$539.4	$50.5	$589.9	$875.2	$1,465.1

(a) For 2011, goodwill related to businesses acquired of $85.0 million is expected to be tax deductible.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets (Continued)

The company’s other intangible assets primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2011 and 2010 was $11.5 million and $10.3 million, respectively. As of March 31, 2011, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)

2011 (Remainder: nine-month period)	$40
2012	53
2013	52
2014	41
2015	37

12.   New Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective that have had or are expected to have a material impact on the company’s consolidated financial statements.

13.   Commitments and Contingencies

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability, automobile claims, health insurance claims, lawsuits, environmental matters and income taxes. The company also has contractual obligations including lease commitments.

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

The company is a defendant in three wage hour lawsuits claiming violations of the Fair Labor Standards Act or a similar state law. Two of the suits seek certification of a state class of certain Institutional division associates. One of the suits seeks certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits. None of the suits have been certified for class-action status. The suits are still in their initial phases.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2011 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2010, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 5, 2011

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Overview of the First Quarter Ended March 31, 2011

We reported strong adjusted earnings per share growth in the first quarter. Sales increased, led by good growth from Asia Pacific, Latin America and our U.S. Cleaning and Sanitizing segment. Increased sales and efficiency improvements helped offset higher delivered product costs.

Both 2011 and 2010 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 6% to $1.5 billion. When measured in fixed rates of currency exchange net sales also grew 6%, as foreign currency had minimal impact on net sales during the quarter. Excluding the impact of acquisitions, sales increased 4%.

•                  U.S. Cleaning & Sanitizing sales grew 8% to $682 million. Excluding the impact of acquisitions, sales rose 6%. Results were led by 11% sales growth for Kay, 6% growth for Food & Beverage, 3% growth for Institutional and 18% growth for Healthcare. Excluding acquisitions, Healthcare increased 8%.

•                  U.S. Other Services sales increased 2% to $107 million. GCS sales grew 8% while Pest Elimination sales were comparable to the prior year.

•                  International sales, when measured in fixed rates of currency exchange, increased 5% to $716 million in the first quarter. Excluding the impact of acquisitions and divestitures, sales increased 4%. Asia Pacific reported 17% sales growth for the quarter (6% growth excluding impact from acquisitions) while Latin America reported sales growth of 11%. Europe/Middle East/Africa (“EMEA”) sales increased modestly by 1%. Canada sales declined 4% for the quarter. When measured at public currency rates, International sales also increased 5%.

Financial Performance

•                  Operating income decreased 1% to $152 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 6% compared to the first quarter of 2010.

•                  Net income attributable to Ecolab decreased 2% to $94 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 9%.

•                  Reported diluted earnings per share attributable to Ecolab of $0.40 was flat compared to the first quarter of 2010. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 10% to $0.45 for the first quarter of 2011 compared to $0.41 in the first quarter of 2010.

•                  Our reported effective income tax rate was 32.1% for the first quarter of 2011 compared to 31.1% for the first quarter of 2010. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.2% and 30.6% for the first quarter of 2011 and 2010, respectively.

Reconciliations of reported and adjusted amounts are provided on pages 27-29 of this report.

Results of Operations — First Quarter Ended March 31, 2011

Net Sales

Consolidated net sales for the first quarter ended March 31, 2011 were $1.5 billion, an increase of 6% compared to last year. When measured in fixed rates of currency exchange, sales also increased 6% for the first quarter of 2011. The components of the sales increase are shown below.

First Quarter Ended
(percent)	March 31, 2011

Volume	4%
Price changes	1
Acquisitions & divestitures	2
Fixed currency sales increase	6
Foreign currency exchange	—
Total net sales increase	6%

Note: Amounts in table above do not necessarily sum due to rounding.

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 49.3% and 50.0% for the first quarter of 2011 and 2010, respectively. The gross margin decrease was driven by higher delivered product costs, which more than offset the impact of volume and pricing gains.

Selling, General and Administrative Expense

Selling, general and administrative expense as a percentage of consolidated net sales were 38.3% for the first quarter of 2011 compared to 39.0% in 2010. Leverage from sales gains more than offset continued investments in our business and other cost increases. We continue to make key business investments that drive innovation and efficiency, through R&D and information technology systems.

Special Gains and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2011	2010

Cost of sales
Restructuring charges	$0.8	$—

Special (gains) and charges
Restructuring charges	10.4	—
Business structure and optimization	0.6	0.6
Acquisition integration costs	3.6	—
Venezuela currency devaluation	—	4.2
Business write-downs and closure	—	(1.0)
Other items	—	(0.3)
Total	14.6	3.5

Total special gains and charges	$15.4	$3.5

Following the recent implementation of new business systems in Europe, in February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, a small amount of restructuring will be undertaken outside of Europe. The costs outside of Europe are not expected to be significant. As a result of restructuring activities during the first quarter we recorded restructuring charges of $11.2 million ($9.0 million after tax) or $0.04 per diluted share. Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income.

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) over the next three years, as the restructuring plan continues to roll out. These actions are expected to result in approximately $120 million ($100 million after tax) in annualized cost savings when fully realized, with approximately $4 million to $6 million ($3 million to $5 million after tax) realized in 2011. Approximately $50 million to $70 million ($40 million to $60 million after tax) of these charges are expected to occur in 2011. We anticipate that approximately $125 million of the pre-tax charge will represent cash expenditures.

Further details related to our restructuring charges and non-restructuring special gains and charges are included in Note 2.

Operating Income

	First Quarter Ended
	March 31%
(millions)	2011	2010	Change

Reported GAAP operating income	$151.7	$153.8	(1)%
Adjustments:
Special gains and charges	15.4	3.5
Non-GAAP adjusted operating income	167.1	157.3	6
Effect of foreign currency translation	(0.7)	2.5
Non-GAAP adjusted fixed currency operating income	$166.4	$159.8	4%

Our reported operating income decrease of 1% for the first quarter of 2011 was impacted by the year over year comparison of special gains and charges.

On an adjusted basis, excluding special gains and charges, operating income increased 6% in the first quarter. Foreign currency had a favorable impact on first quarter adjusted operating income. Adjusted fixed currency operating income increased 4% in the first quarter as sales gains more than offset continued investment in the business and other cost increases in the quarter.

Interest Expense, Net

Net interest expense totaled $13.5 million in the first quarter of 2011, compared with $15.0 million in the first quarter of 2010. The decline in our net interest expense was due to repayment of our $150 million 6.875% notes in February 2011, partially offset by higher short-term borrowing amounts.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	First Quarter Ended
	March 31
(percent)	2011	2010

Reported GAAP tax rate	32.1%	31.1%
Tax rate impact of:
Special gains and charges	(1.2)	(1.0)
Discrete tax items	(0.7)	0.5
Non-GAAP adjusted tax rate	30.2%	30.6%

The reported tax rate for the first quarter of 2011 and 2010 included the tax impact of special gains and charges and discrete tax items which combined, increased our reported tax rate. The decrease in the 2011 Non-GAAP adjusted effective tax rate compared to 2010 was due primarily to increased tax benefits from international operations and inclusion of the R&D credit, which was not extended for 2010 until the fourth quarter of 2010.

The 2011 reported tax rate was impacted by $2.0 million of tax items, including $3.1 million of net tax benefits on special gains and charges, and $1.1 million of discrete tax net expense. First quarter 2011 discrete tax expense primarily includes recognizing the impact of a change in our blended state tax rate, partially offset by a prior year state refund claim.

The 2010 reported tax rate was impacted by $0.5 million of tax items, including $0.3 million of net tax expense on special gains and charges, and $0.8 million of discrete tax net benefits. Discrete tax items include a $5 million charge due to the passage of the U.S. Patient Protection and Affordable Care Law which changes deductibility related to federal subsidies and resulted in a reduction of the value of our deferred taxes related to the subsidies. This charge was offset by a $6 million tax benefit from the settlement of an international tax audit.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31%
(millions)	2011	2010	Change

Reported GAAP net income	$93.6	$95.5	(2)%
Adjustments:
Special gains and charges	12.3	3.8
Discrete tax expense (benefits)	1.1	(0.8)
Non-GAAP adjusted net income	$107.0	$98.5	9%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended
	March 31%
(dollars)	2011	2010	Change

Reported GAAP diluted EPS	$0.40	$0.40	0%
Adjustments:
Special gains and charges	0.05	0.02
Discrete tax expense (benefits)	0.00	(0.00)
Non-GAAP adjusted diluted EPS	$0.45	$0.41	10%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had a favorable impact of approximately $2.4 million, net of tax, or $0.01 per share on diluted earnings per share for the first quarter of 2011 compared to 2010.

Segment Results

Sales for each of our reportable segments were as follows:

	First Quarter Ended
	March 31%
(millions)	2011	2010	Change

United States
Cleaning & Sanitizing	$681.5	$632.3	8%
Other Services	107.2	104.7	2
Total	788.7	737.0	7
International	716.2	681.2	5
Subtotal at fixed currency	1,504.9	1,418.2	6
Effect of foreign currency translation	13.4	13.9
Consolidated	$1,518.3	$1,432.1	6%

U.S. Cleaning & Sanitizing sales increased 8% in the first quarter of 2011. Excluding the impact of acquisitions, sales rose 6%. Sales for our larger U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional — Sales grew 3% for the first quarter. Sales initiatives, new account gains and effective product and service programs drove the sales increase. Our markets continue to recover.  We saw increased demand from our lodging customers, while foodservice customers showed gradual improvement.

•                  Food & Beverage - Sales in the first quarter of 2011 increased 6%. First quarter sales increased in the dairy, beverage and food market segments, led by corporate account wins and product penetration.

•                  Kay - Sales increased 11% for the first quarter of 2011. The sales increase was led by strong growth and new accounts within our food retail business, as well as good gains from our quick service accounts.

•                  Healthcare — Sales increased 18% for the first quarter of 2011. Excluding the impact of acquisitions, sales increased 8%. Sales growth benefited from new account gains, continued innovation efforts and H1N1-related product inventory rebalancing in the prior year. Gains in sales of equipment and patient drapes, hand hygiene and surgical instrument cleaning products led the sales increase.

Segment Results (Continued)

U.S. Other Services sales increased 2% in the first quarter of 2011. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination — Sales trends improved but overall sales remained flat for the first quarter of 2011 compared to the prior year. Gains in the quick service restaurant, grocery, healthcare and food & beverage plant segments were offset by slow conditions in other major segments. Both contract and non-contract sales increased marginally.

•                  GCS Service - Sales increased 8% in the first quarter of 2011. Service and installed parts sales increased in the quarter, benefiting from pricing gains and new accounts. Direct parts sales were flat compared to the prior year.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency sales for our International operations increased 5% for the first quarter of 2011. Excluding the impact of acquisitions and divestitures, sales increased 4%. When measured at public currency rates, International sales also increased 5% for the first quarter of 2011. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales for the first quarter of 2011 increased 1% compared to the prior year period. Sales growth in MEA, Germany and France was partially offset by lower sales in the U.K and Italy. From a divisional perspective, Europe’s Institutional sales increased modestly in the first quarter driven by new account gains with regional and local customers. Pest Elimination and Textile Care sales increased in the quarter, Healthcare sales were flat, and Food & Beverage sales were slightly lower compared to the prior year.

•                  Asia Pacific - Sales increased 17% in the first quarter of 2011. Excluding the impact of acquisitions, sales increased 6%. The first quarter sales increase was primarily driven by growth in China and Australia. From a divisional perspective, Institutional sales continued to be strong as occupancy levels improved and economies recovered. Food & Beverage also continued to report strong sales growth, benefiting from increased product penetration and account gains.

•                  Latin America — Sales increased 11% for the first quarter of 2011. Sales for the quarter were led by strong sales growth in Brazil, Chile and Mexico. Our Institutional and Food & Beverage businesses both reported increased sales growth.

•                  Canada — Sales for the first quarter of 2011 decreased 4%, compared to the prior year period. Moderate increases in Food & Beverage and Textile Care were more than offset by a sales decline in Institutional.

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	First Quarter Ended
	March 31%
(millions)	2011	2010	Change

United States
Cleaning & Sanitizing	$111.9	$113.4	(1)%
Other Services	14.7	14.6	1
Total	126.6	128.0	(1)
International	45.0	40.2	12
Corporate	(20.6)	(11.9)
Subtotal at fixed currency	151.0	156.3	(3)
Effect of foreign currency translation	0.7	(2.5)
Consolidated	$151.7	$153.8	(1)%

U.S. Cleaning & Sanitizing operating income decreased 1% for the first quarter of 2011. For the quarter, delivered product cost increases more than offset sales gains to drive the operating income decline.

U.S. Other Services operating income increased 1% for the first quarter of 2011. Operating income growth was driven by pricing and cost savings actions which more than offset higher service delivery and other costs.

International segment operating income at fixed currency rates increased 12% for the first quarter of 2011. For the quarter, volume and pricing gains more than offset increased delivered product costs and other costs. When measured at public currency rates, International operating income increased 21% for the first quarter of 2011.

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

Financial Position and Liquidity

Total assets were $5.3 billion as of March 31, 2011, compared to total assets of $4.9 billion at December 31, 2010. The increase is due partially to acquisitions, which added $0.3 billion to total assets. Also driving the increase is the impact of foreign currency exchange rates which increased the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $1.2 billion as of March 31, 2011 and $846 million as of December 31, 2010. The ratio of total debt to capitalization (total equity plus total debt) increased to 35% at March 31, 2011 compared to 28% at December 31, 2010. The increase in the ratio was due primarily to a higher outstanding commercial paper balance. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $56 million for the first quarter of 2011 compared to $135 million in 2010. Operating cash flow in 2011 was negatively impacted by a $100 million voluntary contribution to our U.S. pension plan. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, acquisitions, pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $378 million in 2011 compared to $58 million in 2010. Cash paid for acquisitions increased in 2011 due primarily to the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc. in the first quarter. There was no acquisition activity during the first three months of 2010. See Note 7 for further information on our business acquisition activity. Capital expenditures also increased compared to the prior year as we continue to make investments in the business including merchandising equipment and a new plant in China.

Cash provided by financing activities in 2011 included an increase of $466 million related to net issuances of commercial paper and notes payable. This increase was used to fund acquisition activity, a long-term debt repayment, the voluntary U.S. pension contribution and share repurchases. 2011 included the repurchase of 1.5 million of our common shares for approximately $70 million under our share repurchase program. In the first quarter of 2010 we repurchased 3.3 million of our common shares for approximately $145 million.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2010 disclosed total notes payable and long-term debt due within one year of $189 million. As of March 31, 2011, the total notes payable and long-term debt due within one year has increased to $506 million. The increase from year end is primarily due to an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $67 million as of March 31, 2011 and $66 million as of December 31, 2010. There are specific positions within the 1999 through 2001 examinations that are still open with the IRS. The U.S. income tax returns for the years 2007 and 2008 are currently under audit. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

Financial Position and Liquidity (Continued)

As of March 31, 2011, we had $151 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of March 31, 2011, we had $460 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.2%, and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s.

New Accounting Pronouncements

There were no new accounting pronouncements that were issued or became effective that have had or are expected to have a material impact on our consolidated financial statements.

Subsequent Events

On March 11, 2011, subsequent to our fiscal quarter end for international operations, an earthquake centered off of the northeastern coast of Japan caused a powerful tsunami. Our plant and manufacturing facilities sustained minor damage, and we were able to continue to supply customers with product and service support. While devastating to the people of Japan, these disasters are not expected to have a material impact on our operations.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2011.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our 2011 Restructuring Plan initiatives, contributions to pension and post-retirement health care benefit plans, tax deductibility of goodwill, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, end market trends, gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto, future cash flow and sources of funding, nonperformance of financial counterparties and the impact of the earthquake and tsunami in Japan on operations. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

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

Item 4.    Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.              Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 22, is incorporated herein by reference.

Item 1A.           Risk Factors

In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 35 of this Form 10-Q.

There has been no material change in our risk factors subsequent to the filing of our Form 10-K for the year ended December 31, 2010.  We may also refer to said disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1 - 31, 2011	1,095	$50.2200	0	5,354,783
February 1 - 28, 2011	835,075	$48.0256	832,800	4,521,983
March 1 - 31, 2011	623,450	$48.1193	623,450	3,898,533
Total	1,459,620	$48.0673	1,456,250	3,898,533

(1)      Includes 3,370 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

ECOLAB INC.

Date:	May 5, 2011	By:	/s/John J. Corkrean
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