Form 10-Q
period 2011-06-30
ECOLAB INC
filed 2011-08-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2011.

231,958,167 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share)	2011	2010
	(unaudited)

Net sales	$1,698.8	$1,520.2

Cost of sales	860.8	750.0

Selling, general and administrative expenses	609.6	565.3

Special (gains) and charges	30.1	0.6

Operating income	198.3	204.3

Interest expense, net	13.1	15.0

Income before income taxes	185.2	189.3

Provision for income taxes	59.0	59.8

Net income including noncontrolling interest	126.2	129.5

Less: Net income attributable to noncontrolling interest	0.3	0.2

Net income attributable to Ecolab	$125.9	$129.3

Earnings attributable to Ecolab per common share
Basic	$0.54	$0.55
Diluted	$0.53	$0.54

Dividends declared per common share	$0.1750	$0.1550

Weighted-average common shares outstanding
Basic	231.6	233.4
Diluted	236.1	237.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share)	2011	2010
	(unaudited)

Net sales	$3,217.1	$2,952.3

Cost of sales (including special charges of $0.8 in 2011)	1,631.2	1,466.7

Selling, general and administrative expenses	1,191.2	1,123.4

Special (gains) and charges	44.7	4.1

Operating income	350.0	358.1

Interest expense, net	26.6	30.0

Income before income taxes	323.4	328.1

Provision for income taxes	103.4	102.9

Net income including noncontrolling interest	220.0	225.2

Less: Net income attributable to noncontrolling interest	0.5	0.4

Net income attributable to Ecolab	$219.5	$224.8

Earnings attributable to Ecolab per common share
Basic	$0.95	$0.96
Diluted	$0.93	$0.94

Dividends declared per common share	$0.3500	$0.3100

Weighted-average common shares outstanding
Basic	231.8	234.4
Diluted	236.2	238.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2011	2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$163.2	$242.3

Accounts receivable, net	1,106.7	999.6

Inventories	495.5	447.6

Deferred income taxes	92.8	78.9

Other current assets	136.0	101.5

Total current assets	1,994.2	1,869.9

Property, plant and equipment, net	1,212.7	1,148.3

Goodwill	1,503.3	1,329.3

Other intangible assets, net	429.8	282.5

Other assets	267.4	242.2

Total assets	$5,407.4	$4,872.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	June 30	December 31
(millions, except shares and per share)	2011	2010
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$403.5	$189.2

Accounts payable	400.5	349.3

Compensation and benefits	271.3	308.1

Income taxes	36.9	36.7

Other current liabilities	527.4	441.5

Total current liabilities	1,639.6	1,324.8

Long-term debt	703.3	656.4

Postretirement health care and pension benefits	494.4	565.8

Other liabilities	227.7	192.2

Equity (a)
Common stock	334.9	333.1
Additional paid-in capital	1,388.5	1,310.2
Retained earnings	3,417.5	3,279.1
Accumulated other comprehensive loss	(159.5)	(271.9)
Treasury stock	(2,643.2)	(2,521.3)
Total Ecolab shareholders’ equity	2,338.2	2,129.2
Noncontrolling interest	4.2	3.8
Total equity	2,342.4	2,133.0

Total liabilities and equity	$5,407.4	$4,872.2

(a)          Common stock, 400 million shares authorized, $1.00 par value per share, 231.9 million shares outstanding at June 30, 2011, 232.5 million shares outstanding at December 31, 2010. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2011	2010
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$220.0	$225.2

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	187.9	178.0
Deferred income taxes	7.3	(0.8)
Share-based compensation expense	21.0	14.2
Excess tax benefits from share-based payment arrangements	(7.8)	(6.9)
Pension and postretirement plan contributions	(123.0)	(12.7)
Pension and postretirement plan expense	40.1	44.7
Restructuring, net of cash paid	36.3	—
Other, net	4.0	7.5

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(34.3)	(26.8)
Inventories	(16.8)	12.3
Other assets	(26.1)	(7.3)
Accounts payable	34.4	(9.4)
Other liabilities	(40.9)	(53.0)

Cash provided by operating activities	302.1	365.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Six Months Ended
	June 30
(millions)	2011	2010
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(145.8)	$(125.4)
Capitalized software expenditures	(11.9)	(21.1)
Property and other assets sold	2.5	1.4
Businesses acquired and investments in affiliates, net of cash acquired	(281.1)	(0.7)
Sale of business	—	10.0
Deposit into indemnification escrow	(28.1)	—
Receipt from indemnification escrow	—	0.9
Cash used for investing activities	(464.4)	(134.9)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	362.3	73.2
Long-term debt repayments	(153.8)	(3.3)
Reacquired shares	(122.2)	(202.0)
Cash dividends on common stock	(81.2)	(73.4)
Exercise of employee stock options	50.7	34.8
Excess tax benefits from share-based payment arrangements	7.8	6.9
Other, net	(0.1)	—
Cash provided by (used for) financing activities	63.5	(163.8)

Effect of exchange rate changes on cash	19.7	(18.6)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(79.1)	47.7

Cash and cash equivalents, beginning of period	242.3	73.6

Cash and cash equivalents, end of period	$163.2	$121.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2011 and 2010, reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 4, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2011	2010	2011	2010

Cost of sales
Restructuring charges	$—	$—	$0.8	$—

Special (gains) and charges
Restructuring charges	29.8	—	40.2	—
Business structure and optimization	0.3	0.6	0.9	1.2
Acquisition integration costs	—	—	3.6	—
Venezuela currency devaluation	—	—	—	4.2
Business write-downs and closure	—	—	—	(1.0)
Other items	—	—	—	(0.3)
Total	30.1	0.6	44.7	4.1

Total special (gains) and charges	$30.1	$0.6	$45.5	$4.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

Following the recent implementation of new business systems in Europe, in February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring will be undertaken outside of Europe, the costs of which are not expected to be significant (collectively, the “2011 Restructuring Plan”). Through the 2011 Restructuring Plan, approximately 900 positions are expected to be eliminated.

The company expects to incur pretax restructuring charges of approximately $150 million ($125 million after tax) through 2013, as the 2011 Restructuring Plan continues to roll out. Approximately $50 million to $70 million ($40 million to $60 million after tax) of those charges are expected to occur in 2011. The company anticipates that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals.

As a result of restructuring activities, the company recorded restructuring charges of $29.8 million ($25.2 million after tax) or $0.11 per diluted share and $41.0 million ($34.2 million after tax) or $0.15 per diluted share, during the second quarter and six months ended June 30, 2011, respectively.

Restructuring charges and subsequent reductions for the first six months of 2011 related to the 2011 Restructuring Plan include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 Restructuring Plan:

Recorded expense and accrual	$36.0	$0.2	$4.8	$41.0
Cash payments	(4.3)	—	(0.4)	(4.7)
Non-cash charges	—	(0.2)	—	(0.2)
Effect of foreign currency translation	0.5	—	—	0.5

Restructuring liability, June 30, 2011	$32.2	$—	$4.4	$36.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include manufacturing related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services. Asset disposals include leasehold improvement write-downs. Other charges include lease terminations.

As previously disclosed, in 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness (the “2009 Restructuring Plan”). The 2009 Restructuring Plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009. As of December 31, 2010, the remaining liability related to the 2009 Restructuring Plan was $2.8 million.  A minimal amount remains as a liability related to the 2009 Restructuring Plan as of June 30, 2011.

Non-restructuring Special (Gains) and Charges

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information

	June 30	December 31
(millions)	2011	2010
	(unaudited)
Accounts receivable, net
Accounts receivable	$1,155.8	$1,044.5
Allowance for doubtful accounts	(49.1)	(44.9)
Total	$1,106.7	$999.6

Inventories
Finished goods	$281.9	$254.2
Raw materials and parts	235.6	216.1
Inventories at FIFO cost	517.5	470.3
Excess of FIFO cost over LIFO cost	(22.0)	(22.7)
Total	$495.5	$447.6

Property, plant and equipment, net
Land	$35.8	$28.4
Buildings and improvements	305.6	279.9
Leasehold improvements	77.9	75.9
Machinery and equipment	732.9	699.1
Merchandising equipment	1,532.2	1,419.2
Capitalized software	339.0	321.2
Construction in progress	56.7	48.9
	3,080.1	2,872.6
Accumulated depreciation	(1,867.4)	(1,724.3)
Total	$1,212.7	$1,148.3

Other intangible assets, gross
Customer relationships	$440.3	$276.0
Trademarks	122.4	111.3
Patents	81.2	79.0
Customer lists	5.6	5.6
Other intangibles	82.5	73.3
	$732.0	$545.2
Accumulated amortization
Customer relationships	$(187.1)	$(159.5)
Trademarks	(45.2)	(41.0)
Patents	(31.3)	(28.2)
Customer lists	(5.6)	(5.5)
Other intangibles	(33.0)	(28.5)
Other intangible assets, net	$429.8	$282.5

Other assets
Deferred income taxes	$106.4	$112.0
Pension	1.4	1.5
Other	159.6	128.7
Total	$267.4	$242.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	June 30	December 31
(millions)	2011	2010
	(unaudited)

Short-term debt
Commercial paper	$361.0	$—
Notes payable	34.7	32.4
Long-term debt, current maturities	7.8	156.8
Total	$403.5	$189.2

Other current liabilities
Discounts and rebates	$236.3	$220.7
Dividends payable	40.6	40.7
Interest payable	14.6	9.3
Taxes payable, other than income	48.8	49.2
Foreign exchange contracts	16.5	5.1
Restructuring	36.6	2.8
Other	134.0	113.7
Total	$527.4	$441.5

Other liabilities
Deferred income taxes	$71.5	$65.3
Income taxes payable - non-current	37.6	38.1
Other	118.6	88.8
Total	$227.7	$192.2

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(12.8)	$(3.3)
Unrecognized pension and postretirement benefit expense, net of tax	(385.9)	(387.4)
Cumulative translation, net of tax	239.2	118.8
Total	$(159.5)	$(271.9)

4.       Interest

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

Interest expense	$14.8	$16.1	$29.8	$32.4
Interest income	(1.7)	(1.1)	(3.2)	(2.4)
Interest expense, net	$13.1	$15.0	$26.6	$30.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions

Fair Value of Financial Instruments

The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, commercial paper, notes payable, foreign currency forward contracts interest rate swap contracts and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and notes payable approximate fair value because of their short maturities. The carrying values of foreign currency forward contracts and interest rate swap contracts are at fair value, which is determined based on foreign currency exchange rates and current interest rates, respectively, as of the balance sheet date (level 2 - significant other observable inputs).

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$711.1	$766.0	$813.2	$850.6

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

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. During the first six months of 2011, the company entered into four forward starting swap agreements in anticipation of a long-term debt issuance. The interest rate swap agreements were designated and effective as a cash flow hedge of the expected interest payments related to the anticipated debt issuance. The company expects to complete the long-term debt issuance by the end of 2011. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The settlement payment was recorded in AOCI and is recognized in earnings as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

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

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2011	2010	2011	2010

Derivatives designated as hedging instruments

Foreign currency forward contracts	$0.7	$0.5	$5.4	$3.2

Interest rate swap contracts	—	—	8.5	—

Derivatives not designated as hedging instruments

Foreign currency forward contracts	9.6	1.3	2.6	1.9

Total	$10.3	$1.8	$16.5	$5.1

The company had foreign currency forward exchange contracts with notional values that totaled approximately $523 million at June 30, 2011, and $433 million at December 31, 2010.

The company had interest rate swap contracts with notional values that totaled $250 million at June 30, 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2011	2010	2011	2010

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(1.4)	$1.1	$(5.6)	$2.3

Interest rate swap contracts	AOCI (equity)	(8.7)	—	(7.8)	—

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$(0.1)	$0.3	$(0.2)	$0.1
	Cost of sales	(1.3)	(1.3)	(2.4)	(3.0)
	SG&A	(0.6)	0.2	(0.9)	0.5
		(2.0)	(0.8)	(3.5)	(2.4)

Interest rate swap	Interest expense, net	(0.1)	(0.1)	(0.2)	(0.2)
		$(2.1)	$(0.9)	$(3.7)	$(2.6)

Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.3)	$(0.8)	$(0.5)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2011	2010	2011	2010

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$2.1	$2.1	$5.5	$(4.0)
	Interest expense, net	(1.3)	(1.4)	(2.8)	(2.8)
		$0.8	$0.7	$2.7	$(6.8)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

Net Investment Hedge

The company designates its euro 300 million ($432 million as of June 30, 2011) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

Transaction gains (losses), net of tax	$(11.0)	$24.7	$(27.9)	$50.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Comprehensive Income

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

Net income including noncontrolling interest	$126.2	$129.5	$220.0	$225.2

Other comprehensive income (loss), net of tax
Foreign currency translation	51.7	(84.0)	120.4	(174.3)
Derivative instruments	(8.2)	1.5	(9.5)	2.6
Pension and postretirement benefits	2.2	9.6	1.5	24.0
Total	45.7	(72.9)	112.4	(147.7)

Total comprehensive income, including noncontrolling interest	171.9	56.6	332.4	77.5

Less: Comprehensive income (loss) attributable to noncontrolling interest	0.2	0.3	0.4	(0.6)

Comprehensive income attributable to Ecolab	$171.7	$56.3	$332.0	$78.1

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

In March 2011, the company closed on the purchase of the assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the U.S. The total purchase price was approximately $260 million, of which $26 million remains payable and was placed in an escrow for indemnification purposes related to general representations and warranties. The business, which has annual sales of approximately $55 million, became part of the company’s U.S. Cleaning & Sanitizing segment during the first quarter of 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions (Continued)

In July 2011, the company entered into an agreement and plan of merger with Nalco Holding Company (“Nalco”), under which Nalco will be merged with a subsidiary of the company. Based in Naperville, Illinois, Nalco is the world’s leading water treatment and process improvement company, offering water management sustainability services focused on industrial, energy and institutional market segments. Nalco sales were approximately $4.3 billion in 2010. Subject to the terms of the merger agreement, the company will issue approximately 68.9 million shares of Ecolab stock and pay approximately $1.6 billion in cash to Nalco shareholders. This represents a fully-diluted offer value for Nalco’s equity of $5.4 billion and, inclusive of $2.7 billion in Nalco net debt, a total transaction value of $8.1 billion, based on the company’s closing stock price on July 19, 2011. The transaction is expected to close in the fourth quarter, subject to customary closing conditions, regulatory clearances, as well as approval of both the company’s and Nalco’s shareholders.

The weighted average useful life of identifiable intangible assets acquired during 2011 is 14 years.

There were no acquisitions during the first six months of 2010. The company made an earnout payment in the second quarter of 2010 related to a previous acquisition. The company sold a small joint venture in its international segment during the second quarter of 2010. The impact of this divestiture was not material.

Completed acquisitions in 2011 are not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions.

Based upon purchase price allocations, the components of the aggregate purchase prices of acquisitions are shown in the table below. The contingent consideration relates to an immaterial acquisition completed during the second quarter of 2011.

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2011	2010	2011	2010

Net tangible assets acquired	$3.5	$—	$57.4	$—
Identifiable intangible assets
Customer relationships	1.9	—	144.7	—
Trademarks	—	—	11.2	—
Patents	—	—	0.3	—
Other intangibles	(0.7)	—	8.4	—
Total	1.2	—	164.6	—
Goodwill	3.6	0.7	91.9	0.7
Total aggregate purchase price	8.3	0.7	313.9	0.7
Contingent consideration	(4.7)	—	(4.7)	—
Liability for indemnification	—	—	(28.1)	—
Net cash paid for acquisitions	$3.6	$0.7	$281.1	$0.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2011	2010	2011	2010

Net income attributable to Ecolab	$125.9	$129.3	$219.5	$224.8

Weighted-average common shares outstanding
Basic	231.6	233.4	231.8	234.4
Effect of dilutive stock options and awards	4.5	4.0	4.4	3.7
Diluted	236.1	237.4	236.2	238.1

Earnings attributable to Ecolab per common share
Basic	$0.54	$0.55	$0.95	$0.96
Diluted	$0.53	$0.54	$0.93	$0.94

Anti-dilutive securities excluded from computation of earnings per share	2.3	5.0	2.4	7.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2011. However, the company made a $100 million voluntary contribution to the U.S. pension plan in the first quarter of 2011.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $23 million to its international pension benefit plans during the first six months of 2011. The company currently estimates that it will contribute approximately $18 million more to the international pension benefit plans during the remainder of 2011.

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2011	2010	2011	2010	2011	2010
Service cost	$11.7	$12.7	$5.9	$4.3	$0.5	$0.5
Interest cost on benefit obligation	15.3	15.6	7.2	6.0	2.1	2.2
Expected return on plan assets	(24.7)	(22.5)	(5.7)	(3.9)	(0.4)	(0.4)
Recognition of net actuarial loss	8.0	6.2	1.4	0.9	0.1	0.1
Amortization of prior service cost (benefit)	(1.1)	0.1	—	0.1	—	(0.1)
	$9.2	$12.1	$8.8	$7.4	$2.3	$2.3

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2011	2010	2011	2010	2011	2010
Service cost	$23.4	$25.4	$11.5	$9.2	$1.0	$1.0
Interest cost on benefit obligation	30.6	31.2	14.0	12.9	4.2	4.4
Expected return on plan assets	(49.4)	(45.0)	(11.2)	(8.3)	(0.8)	(0.8)
Recognition of net actuarial loss	16.0	12.4	2.8	1.9	0.2	0.2
Amortization of prior service cost (benefit)	(2.2)	0.2	—	0.2	—	(0.2)
	$18.4	$24.2	$17.1	$15.9	$4.6	$4.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Operating Segments

The company’s twelve operating segments have been aggregated into three reportable segments. Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

Net Sales

United States
Cleaning & Sanitizing	$752.4	$689.3	$1,433.9	$1,321.6
Other Services	116.5	114.9	223.7	219.6
Total	868.9	804.2	1,657.6	1,541.2
International	781.1	728.4	1,497.3	1,409.6
Subtotal at fixed currency	1,650.0	1,532.6	3,154.9	2,950.8
Effect of foreign currency translation	48.8	(12.4)	62.2	1.5
Consolidated	$1,698.8	$1,520.2	$3,217.1	$2,952.3

Operating Income

United States
Cleaning & Sanitizing	$143.0	$138.6	$254.9	$252.0
Other Services	15.9	18.6	30.6	33.2
Total	158.9	157.2	285.5	285.2
International	71.1	56.5	116.1	96.7

Corporate	(35.7)	(6.9)	(56.3)	(18.8)
Subtotal at fixed currency	194.3	206.8	345.3	363.1
Effect of foreign currency translation	4.0	(2.5)	4.7	(5.0)
Consolidated	$198.3	$204.3	$350.0	$358.1

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

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

U.S. Other Services	$98.3	$97.8	$187.4	$185.6
International	52.8	44.9	100.2	89.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. The company’s reporting units are its operating segments. If circumstances change significantly, the company would also test a reporting unit for impairment during interim periods between its annual tests. During the second quarter ended June 30, 2011, the company completed its annual test for goodwill impairment. Based on this testing, no adjustment to the carrying value of goodwill was necessary. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the six months ended June 30, 2011 were as follows:

	United States
	Cleaning &	Other
(millions)	Sanitizing	Services	Total	Intl	Total

Beginning Goodwill as of December 31, 2010	$454.4	$50.5	$504.9	$824.4	$1,329.3

Business acquisitions (a)	88.6	—	88.6	3.3	91.9

Foreign currency translation	—	—	—	82.1	82.1

Ending goodwill as of as of June 30, 2011	$543.0	$50.5	$593.5	$909.8	$1,503.3

(a) For 2011, goodwill related to businesses acquired of $88.6 million is expected to be tax deductible.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.       Goodwill and Other Intangible Assets (Continued)

The company’s other intangible assets primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2011 and 2010 was $13.8 million and $9.9 million, respectively. Total amortization expense related to other intangible assets during the first six months ended June 30, 2011 and 2010 was $25.3 million and $20.2 million, respectively. As of June 30, 2011, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)

2011 (Remainder: six-month period)	$27
2012	54
2013	53
2014	42
2015	37

12.   New Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance will result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011 and is not expected to have a material impact on the company’s consolidated financial statements.

In June 2011, the FASB issued a final standard on the presentation of comprehensive income.  Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The company is currently evaluating the impact of adoption and will include the required disclosures upon adoption in the first quarter of 2012.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

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

The company is a defendant in three wage hour lawsuits claiming violations of the Fair Labor Standards Act or a similar state law. Two of the suits seek certification of a state class of certain Institutional division associates. One of the suits seeks certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits. None of the suits have been certified for class-action status. The suits are still in their initial phases. The company believes that there is not a reasonably possible risk of material loss related to these lawsuits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2011, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010 and the consolidated statement of cash flows for the six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the company’s management.

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

August 4, 2011

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

Overview of the Second Quarter Ended June 30, 2011

We reported strong adjusted earnings per share growth in the second quarter. Sales increased, led by good growth from our U.S. Cleaning and Sanitizing segment, Asia Pacific and Latin America. Increased sales and improving international profits more than offset higher delivered product costs.

Both 2011 and 2010 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 12% to $1.7 billion. Excluding the impact of acquisitions, sales increased 9%. Net sales were favorably impacted by foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, net sales grew 8%.

•                  U.S. Cleaning & Sanitizing sales rose 9% to $752 million. Excluding the impact of acquisitions, sales rose 6%. Results were led by 10% sales growth for Food & Beverage, 7% growth for Kay, 4% growth for Institutional and 27% growth for Healthcare. Excluding acquisitions, Healthcare sales were flat compared to the prior year.

•                  U.S. Other Services sales increased 1% to $116 million. GCS sales grew 7% while Pest Elimination sales were comparable to the prior year.

•                  International sales, when measured in fixed rates of currency exchange, increased 7% to $781 million in the second quarter. Excluding the impact of acquisitions and divestitures, fixed currency sales increased 5%. Asia Pacific reported 16% sales growth for the quarter (5% growth excluding impact from acquisitions) while Latin America reported sales growth of 14%. Canada sales rose 7% for the quarter and Europe/Middle East/Africa (“EMEA”) sales increased by 3%. When measured at public currency rates, International sales increased 16%.

Financial Performance

•                  Operating income decreased 3% to $198 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 11% compared to the second quarter of 2010.

•                  Net income attributable to Ecolab decreased 3% to $126 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 14%.

•                  Reported diluted earnings per share attributable to Ecolab of $0.53 decreased 2% compared to the second quarter of 2010. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 14% to $0.64 for the second quarter of 2011 compared to $0.56 in the second quarter of 2010.

Financial Performance (Continued)

•                  Our reported effective income tax rate was 31.9% for the second quarter of 2011 compared to 31.6% for the second quarter of 2010. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.2% and 30.4% for the second quarter of 2011 and 2010, respectively.

Reconciliations of reported and adjusted amounts are provided on pages 30-32 of this report.

Results of Operations - Second Quarter and Six Months Ended June 30, 2011

Net Sales

Consolidated net sales for the second quarter ended June 30, 2011 were $1.7 billion, an increase of 12% compared to last year. For the first six months of 2011, net sales increased 9% to $3.2 billion.  When measured in fixed rates of currency exchange, sales increased 8% for the second quarter of 2011 and 7% for the first six months of 2011. The components of the sales increase are shown below.

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2011	June 30, 2011

Volume	4%	4%
Price changes	1	1
Acquisitions & divestitures	3	2
Fixed currency sales increase	8	7
Foreign currency exchange	4	2
Total net sales increase	12%	9%

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 49.3% and 50.7% for the second quarter of 2011 and 2010, respectively. Our gross margin for the first six months of 2011 and 2010 was 49.3% and 50.3%, respectively. The gross margin decrease resulted from higher delivered product costs, which more than offset the impact of volume and pricing gains.

Selling, General and Administrative Expense

Selling, general and administrative expense as a percentage of consolidated net sales were 35.9% for the second quarter of 2011 compared to 37.2% in 2010. For the first six month periods, selling, general and administrative expenses were 37.0% of sales in 2011 and 38.1% of sales in 2010. Leverage from sales gains in 2011 more than offset cost increases.

Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2011	2010	2011	2010

Cost of sales
Restructuring charges	$—	$—	$0.8	$—

Special (gains) and charges
Restructuring charges	29.8	—	40.2	—
Business structure and optimization	0.3	0.6	0.9	1.2
Acquisition integration costs	—	—	3.6	—
Venezuela currency devaluation	—	—	—	4.2
Business write-downs and closure	—	—	—	(1.0)
Other items	—	—	—	(0.3)
Total	30.1	0.6	44.7	4.1

Total special (gains) and charges	$30.1	$0.6	$45.5	$4.1

Following the recent implementation of new business systems in Europe, in February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring will be undertaken outside of Europe, the costs of which are not expected to be significant. As a result of restructuring activities, we recorded restructuring charges of $29.8 million ($25.2 million after tax) or $0.11 per diluted share and $41.0 million ($34.2 million after tax) or $0.15 per diluted share, during the second quarter and six months ended June 30, 2011, respectively.  Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income.

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) through 2013, as the restructuring plan continues to roll out. These actions are expected to result in approximately $120 million ($100 million after tax) in annualized cost savings when fully realized, with approximately $4 million to $6 million ($3 million to $5 million after tax) realized in 2011. Approximately $50 million to $70 million ($40 million to $60 million after tax) of these charges are expected to occur in 2011. We anticipate that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals.

Further details related to our restructuring charges and non-restructuring special gains and charges are included in Note 2.

Operating Income

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2011	2010	Change	2011	2010	Change

Reported GAAP operating income	$198.3	$204.3	(3)%	$350.0	$358.1	(2)%
Adjustments:
Special gains and charges	30.1	0.6		45.5	4.1
Non-GAAP adjusted operating income	228.4	204.9	11	395.5	362.2	9
Effect of foreign currency translation	(4.0)	2.5		(4.7)	5.0
Non-GAAP adjusted fixed currency operating income	$224.4	$207.4	8%	$390.8	$367.2	6%

Our reported operating income decrease of 3% and 2% for the second quarter and first six months of 2011, respectively, was impacted by the year over year comparison of special gains and charges.

On an adjusted basis, excluding special gains and charges, operating income increased 11% and 9% in the second quarter and first six months of 2011, respectively. Foreign currency had a favorable impact on both second quarter and year to date adjusted operating income. Adjusted fixed currency operating income increased 8% in the second quarter and 6% for the first six months of 2011. The adjusted operating income increase was driven by sales volume gains, pricing and efficiencies, which more than offset increased delivered product costs and other costs.

Interest Expense, Net

Net interest expense totaled $13.1 million in the second quarter of 2011, compared with $15.0 million in the second quarter of 2010. Net interest expense for the first six months of 2011 and 2010 was $26.6 million and $30.0 million, respectively. The decline in our net interest expense was due to repayment of our $150 million 6.875% notes in February 2011 and higher interest income, partially offset by higher interest expense related to hedging activities.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2011	2010	2011	2010

Reported GAAP tax rate	31.9%	31.6%	32.0%	31.4%
Tax rate impact of:
Special gains and charges	(2.4)	(0.1)	(1.9)	(0.5)
Discrete tax items	0.7	(1.1)	0.1	(0.4)
Non-GAAP adjusted tax rate	30.2%	30.4%	30.2%	30.5%

The reported tax rate for the second quarter and first six months of 2011 and 2010 included the tax impact of special gains and charges and discrete tax items which combined, increased our reported tax rate. The decrease in the 2011 Non-GAAP adjusted effective tax rate compared to 2010 was due primarily to increased tax benefits from international operations and inclusion of the R&D credit, which was not extended for 2010 until the fourth quarter of 2010.

The second quarter 2011 reported tax rate was impacted by $6.0 million of reduced tax expense, including $4.5 million of net tax benefits on special gains and charges and $1.5 million of discrete tax net benefits. For the first six months of 2011, the reported tax rate was impacted by $8.0 million of reduced tax expense, including $7.6 million of net tax benefits on special gains and charges and $0.4 million of discrete tax net benefits. Second quarter 2011 discrete tax benefits primarily include the impact of recognizing settlements and adjustments related to prior year tax returns. First quarter 2011 discrete tax expense primarily includes recognizing the impact of a change in our blended state tax rate, partially offset by a prior year state refund claim.

The second quarter 2010 reported tax rate was impacted by $2.1 million of additional tax expense, which was primarily driven by discrete tax net expense, with minimal impact from special gains and charges. For the first six months of 2010, the reported tax rate was impacted by $1.6 million of additional tax expense, including $0.3 million of net tax expense on special gains and charges and $1.3 million of discrete tax net expense. The discrete tax items for the second quarter of 2010 primarily include a $2 million charge for the impact of international tax costs from optimizing our business structure. Discrete tax items for the first quarter of 2010 included a $5 million charge due to the passage of the U.S. Patient Protection and Affordable Care Law which changes the tax deductibility related to federal subsidies and resulted in a reduction of the value of the company’s deferred tax assets related to the subsidies. This charge was offset by a $6 million tax benefit from the settlement of an international tax audit.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2011	2010	Change	2011	2010	Change

Reported GAAP net income	$125.9	$129.3	(3)%	$219.5	$224.8	(2)%
Adjustments:
Special gains and charges	25.6	0.6		37.9	4.4
Discrete tax expense (benefits)	(1.5)	2.1		(0.4)	1.3
Non-GAAP adjusted net income	$150.0	$132.0	14%	$257.0	$230.5	11%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(dollars)	2011	2010	Change	2011	2010	Change

Reported GAAP diluted EPS	$0.53	$0.54	(2)%	$0.93	$0.94	(1)%
Adjustments:
Special gains and charges	0.11	0.00		0.16	0.02
Discrete tax expense (benefits)	(0.01)	0.01		(0.00)	0.01
Non-GAAP adjusted diluted EPS	$0.64	$0.56	14%	$1.09	$0.97	12%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had a favorable impact of approximately $4.6 million, net of tax, or $0.02 per share on diluted earnings per share for the second quarter of 2011 compared to 2010. Currency translation had a favorable impact of approximately $7.0 million, net of tax, or $0.03 per share on diluted earnings per share for the first six months of 2011 compared to 2010.

Segment Results

Sales for each of our reportable segments were as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2011	2010	Change	2011	2010	Change

United States
Cleaning & Sanitizing	$752.4	$689.3	9%	$1,433.9	$1,321.6	8%
Other Services	116.5	114.9	1	223.7	219.6	2
Total	868.9	804.2	8	1,657.6	1,541.2	8
International	781.1	728.4	7	1,497.3	1,409.6	6
Subtotal at fixed currency	1,650.0	1,532.6	8	3,154.9	2,950.8	7
Effect of foreign currency translation	48.8	(12.4)		62.2	1.5
Consolidated	$1,698.8	$1,520.2	12%	$3,217.1	$2,952.3	9%

U.S. Cleaning & Sanitizing sales increased 9% in the second quarter and 8% for the first six months of 2011. Excluding the impact of acquisitions, sales increased 6% for both the second quarter and first six months of 2011. Sales for our larger U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional - Sales grew 4% for the both the second quarter and first six months of 2011. New account gains, sales initiatives and effective product and service programs continued to drive results. We experienced mixed market trends in the second quarter, with increased demand from our lodging customers, while overall foot traffic at our foodservice customers was soft.

•                  Food & Beverage - Sales in the second quarter of 2011 increased 10%, while sales for the first six months of 2011 increased 8%. Sales increased in the dairy and food market segments, led by corporate account wins, pricing and product penetration. Second quarter sales also benefited from a project sale through our Ecovation business.

•                  Kay - Sales increased 7% and 9% for the second quarter of 2011 and first six months of 2011, respectively. The sales increase was led by strong growth from our food retail business from both new and existing accounts.

•                  Healthcare - Sales increased 27% for the second quarter and 23% for the first six months of 2011. Excluding the impact of acquisitions, sales were flat for the second quarter and increased 4% for the first six months of 2011. Sales of equipment and patient drapes, hand hygiene, and surgical instrument cleaning products led the sales increase through the first six months of 2011.

Segment Results (Continued)

U.S. Other Services sales increased 1% in the second quarter of 2011 and 2% for the first six months of 2011. Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales were flat to the prior year periods both for the second quarter and first six months of 2011. Gains in the hospitality, food & beverage plant, healthcare and grocery segments were offset by slow conditions in other major segments. Contract sales increased marginally, offset by a small decrease in non-contract sales.

•                  GCS Service - Sales grew 7% for the both the second quarter and first six months of 2011. Service and installed parts sales increased, benefiting from pricing gains and new accounts. Direct parts sales showed improvement in the second quarter compared to the prior year.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency sales for our International operations increased 7% and 6% for the second quarter and six months of 2011, respectively. Excluding the impact of acquisitions and divestitures, fixed currency sales increased 5% for both the second quarter and six months ended 2011. When measured at public currency rates, International sales increased 16% for the second quarter of 2011 and 11% for the first six months of 2011. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales increased 3% for the second quarter and 2% for the first six months of 2011. For the second quarter, sales growth in MEA, Germany and the U.K. was partially offset by lower sales in France and Italy. From a divisional perspective, Europe’s Food & Beverage sales rose during the quarter, driven by market share gains through corporate accounts. Healthcare and Pest Elimination sales also increased during the second quarter. Institutional sales were flat for second quarter and Textile Care sales were slightly lower compared to the prior year.

•                  Asia Pacific - Sales increased 16% for the both the second quarter and first six months of 2011. Excluding the impact of acquisitions, sales increased 5% and 6% for the second quarter and first six months of 2011, respectively. Sales growth was driven primarily by increases in China and Australia. From a divisional perspective, Institutional sales remained strong as occupancy levels showed improvement. Food & Beverage also continued to report strong sales growth, benefiting from increased product penetration and account gains.

•                  Latin America - We continue to see strong sales growth in Latin America, as sales increased 14% for the second quarter and 13% for the first six months of 2011. At a country level, Brazil, Chile and Mexico all showed strong sales gains. Our Institutional, Food & Beverage and Pest Elimination businesses all reported double-digit increases in sales.

•                  Canada - Sales increased 7% for the second quarter and 2% for the first six months of 2011. For the quarter, solid growth in both Institutional and Food & Beverage led the sales increase. Institutional sales were comparable to the prior year for the first six months of 2011.

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2011	2010	Change	2011	2010	Change

United States
Cleaning & Sanitizing	$143.0	$138.6	3%	$254.9	$252.0	1%
Other Services	15.9	18.6	(15)	30.6	33.2	(8)
Total	158.9	157.2	1	285.5	285.2	—
International	71.1	56.5	26	116.1	96.7	20
Corporate	(35.7)	(6.9)		(56.3)	(18.8)
Subtotal at fixed currency	194.3	206.8	(6)	345.3	363.1	(5)
Effect of foreign currency translation	4.0	(2.5)		4.7	(5.0)
Consolidated	$198.3	$204.3	(3)%	$350.0	$358.1	(2)%

U.S. Cleaning & Sanitizing operating income increased 3% for the second quarter of 2011 and 1% for the first six months of 2011. Excluding the impact of acquisitions, operating income decreased 4% for both the second quarter and first six months of 2011. Increases in delivered product costs more than offset volume and pricing gains.

U.S. Other Services operating income decreased 15% and 8% for the second quarter and first six months of 2011, respectively. Increases in service delivery costs more than offset sales gains and cost savings actions to drive the operating income decline.

International segment operating income at fixed currency rates increased 26% for the second quarter of 2011 and 20% for the first six months of 2011. Excluding the impact of acquisitions and divestitures, fixed currency operating income increased 24% and 19% for the second quarter of 2011 and first six months of 2011, respectively. Operating income growth was driven by volume and pricing gains, which more than offset higher delivered product and other costs. When measured at public currency rates, International operating income increased 40% and 32% for the second quarter and first six months of 2011, respectively.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. Items included in special gains and charges are shown in the table on page 29. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

Financial Position and Liquidity

Total assets were $5.4 billion as of June 30, 2011, compared to total assets of $4.9 billion at December 31, 2010. The increase is due partially to acquisitions, which added $0.3 billion to total assets. Also driving the increase is the impact of foreign currency exchange rates which increased the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $1.1 billion as of June 30, 2011 and $846 million as of December 31, 2010. The ratio of total debt to capitalization (total equity plus total debt) increased to 32% at June 30, 2011 compared to 28% at December 31, 2010. The increases in debt and the debt to capital ratio were due primarily to the O.R Solutions, Inc. acquisition, the $100 million voluntary contribution to our U.S. pension plan and share repurchases. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $302 million for the first six months of 2011 compared to $365 million in 2010. Operating cash flow in 2011 was negatively impacted by a $100 million voluntary contribution to our U.S. pension plan. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, acquisitions, pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $464 million in 2011 compared to $135 million in 2010. Cash paid for acquisitions increased in 2011 due primarily to the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc. in the first quarter. There was minimal acquisition activity during the first six months of 2010. See Note 7 for further information on our business acquisition activity. Increases in capital expenditures compared to the prior year were partially offset by a decrease in software investments.

Cash provided by financing activities in 2011 included an increase of $362 million related to net issuances of commercial paper and notes payable. This increase was used to fund acquisition activity, a long-term debt repayment, the voluntary U.S. pension contribution and share repurchases. 2011 included the repurchase of 2.4 million of our common shares for approximately $120 million under our share repurchase program. During the first six months of 2010 we repurchased 4.5 million of our common shares for approximately $200 million.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2010 disclosed total notes payable and long-term debt due within one year of $189 million. As of June 30, 2011, the total notes payable and long-term debt due within one year has increased to $404 million. The increase from year end is primarily due to an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $48 million as of June 30, 2011 and $66 million as of December 31, 2010. There are specific positions within the 1999 through 2001 examinations that are still open with the IRS. The decrease in the liability balance was due primarily to the settlement of our 2007 through 2008 IRS audit and corresponding adjustments to prior year reserves. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

Excluding the impact of the recently announced planned merger with Nalco which will require the issuance of shares, we currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. We expect to fund the cash portion of the planned merger with Nalco by accessing the capital markets through a combination of short-term and long-term debt.

Financial Position and Liquidity (Continued)

As of June 30, 2011, we had $163 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, we have a $600 million multi-year credit facility with a diverse portfolio of banks which expires in June 2012. The credit facility supports our $600 million U.S. commercial paper program and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $600 million. As of June 30, 2011, we had $361 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.1%, and no amounts outstanding under our European commercial paper program. Both programs are rated A-1 by Standard & Poor’s and P-1 by Moody’s. As a result of the recently announced planned merger with Nalco, we intend to replace the multi-year credit facility with a larger facility and correspondly upsize our commercial paper program. In light of the additional borrowing needs due to the planned Nalco merger, the ratings agencies are reviewing the ratings of our programs, and both have put us on a negative watch for a potential downgrade.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 12.

Subsequent Events

On July 19, 2011, we entered into an agreement and plan of merger with Nalco Holding Company (“Nalco”), under which Nalco will be merged with a subsidiary of our company.  Based in Naperville, Illinois, Nalco is the world’s leading water treatment and process improvement company, offering water management sustainability services focused on industrial, energy and institutional market segments. Nalco delivers significant environmental, social and economic performance benefits to customers through value-added services in water treatment and management, pollution reduction programs, energy conservation, and oil and gas extraction efficiency and sustainability offerings. Nalco sales were approximately $4.3 billion in 2010.

Under the terms of the merger agreement, Nalco shareholders will have the option to receive either 0.7005 shares of Ecolab common stock or $38.80 per Nalco share in cash, without interest, subject to proration such that the overall consideration paid to Nalco shareholders will be approximately 70% in Ecolab shares and 30% in cash. Subject to the terms of the merger agreement, we will issue approximately 68.9 million shares of Ecolab stock and pay approximately $1.6 billion in cash to Nalco shareholders. This represents a fully-diluted offer value for Nalco’s equity of $5.4 billion and, inclusive of $2.7 billion in Nalco net debt, a total transaction value of $8.1 billion, based on our closing stock price on July 19, 2011, the last stock trading day prior to the announcement of the merger.

The transaction is expected to close in the fourth quarter, subject to customary closing conditions, regulatory clearance, as well as approval of both our and Nalco’s shareholders.

On August 1, 2011, we were served with a purported class action lawsuit, filed in Illinois state court, by a purported Nalco shareholder alleging that the directors of Nalco breached their fiduciary duties in connection with Nalco’s decision to enter into the merger agreement, and that Ecolab aided and abetted such breach. The plaintiff seeks declaratory and equitable relief, including an order enjoining consummation of the merger. Ecolab believes that the allegations are without merit and intends to vigorously defend itself against the lawsuit.

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

These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 30-32.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our 2011 Restructuring Plan initiatives, timing of the completion of the Nalco merger and the form of consideration to be paid in the merger, timing of long-term debt issuances, contributions to pension and post-retirement health care benefit plans, tax deductibility of goodwill, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto, timing of hedged transactions, future cash flow and sources of funding and nonperformance of financial counterparties. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                     Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 24, is incorporated herein by reference.

Item 1A.                           Risk Factors

In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 39 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factor disclosures.

The proposed merger between Ecolab and Nalco Holding Company may present certain risks to the business and operations of Ecolab and to the combined company following the merger.

On July 19, 2011, Ecolab entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Ecolab, Sustainability Partners Corporation, a wholly-owned subsidiary of Ecolab (“Merger Sub”), and Nalco Holding Company (“Nalco”). The Merger Agreement, which has been unanimously approved by the Boards of Directors of each of Ecolab and Nalco, provides for the merger of Nalco with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation in the Merger.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of common stock of Nalco issued and outstanding immediately prior to the effective time (other than shares that are owned by Ecolab or Nalco or any of their respective wholly-owned subsidiaries and shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive, at the election of the stockholder (subject to the reallocation), either 0.7005 shares of common stock of Ecolab or $38.80 in cash, without interest.  The overall mix of consideration paid to stockholders of Nalco will be approximately 30% cash and 70% stock. The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both Ecolab and Nalco including, among others, the receipt of required regulatory approvals, the adoption of the Merger Agreement by the Nalco stockholders and the approval of the issuance of Ecolab common stock to Nalco’s stockholders by the stockholders of Ecolab.

The proposed merger may present certain risks to Ecolab’s business and operations prior to the closing of the merger, including, among other things, risks that:

•                  the stockholders of Nalco may not adopt the merger agreement;

•                  the stockholders of Ecolab may not approve the issuance of Ecolab common stock to Nalco stockholders in the merger;

Risk Factors (continued)

•                  the companies may be unable to obtain regulatory approvals required for the merger, or that required regulatory approvals may delay the merger or result in the imposition of conditions that could have a material adverse effect on the combined company or cause the companies to abandon the merger;

•                  the conditions to the closing of the merger may not be satisfied;

•                  a material adverse change, event or occurrence may affect Ecolab or Nalco prior to the closing of the merger and may delay the merger or cause the companies to abandon the merger; and

•                  an unsolicited offer by another company to acquire shares or assets of Ecolab or Nalco could interfere with or prevent the merger.

In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:

•                  problems that may arise in successfully integrating the businesses of the companies, which may result in the combined company not operating as effectively and efficiently as expected;

•                  the merger may involve unexpected costs, unexpected liabilities or unexpected delays;

•                  the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect;

•                  the businesses of the companies may suffer as a result of uncertainty surrounding the merger; and

•                  disruptions from the transaction may harm relationships with customers, employees and suppliers.

Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of Ecolab, Nalco and the combined company.

We expect to incur significant expenses in connection with our proposed merger with Nalco, including significant debt refinancing costs, professional fees and other fees, costs and expenses.  If the merger agreement is terminated under certain circumstances, we may be required under the terms of the merger agreement to pay Nalco a termination fee of $275 million and may be obligated to reimburse Nalco for up to $8 million in transaction-related expenses.  We also expect to incur significant integration and restructuring fees and costs following completion of the merger.

Item 2.                                     Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1 - 30, 2011	6,677	$52.17	0	3,898,533
May 1 - 31, 2011	981,937	$52.67	948,975	17,949,558
June 1 - 30, 2011	68	$54.25	0	17,949,558
Total	988,682	$52.67	948,975	17,949,558

(1)                    Includes 39,707 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                    The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                    As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on May 5, 2011, our Board of Directors authorized the repurchase up to 15,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 5.                                     Other Information

As previously reported on the company’s Form 8-K dated May 5, 2011, Ecolab’s Annual Meeting of Stockholders was held on May 5, 2011. The fifth proposal was an advisory vote on the frequency of future stockholder advisory votes on executive compensation. As disclosed in the company’s proxy statement, the Board of Directors recommended that stockholders vote for annual (1 year) frequency of future advisory votes. The proposal received the following votes:

1-Year	2-Years	3-Years	Abstain	Broker Non- Votes
160,907,070	2,379,850	20,634,493	1,339,790	15,768,962

Accordingly, the frequency selected by a majority of the stockholders was for such vote to occur every year, supporting the Board of Director’s initial recommendation.

On August 4, 2011, pursuant to a recommendation of the Board’s Compensation Committee, the Board of Directors determined that the company shall conduct an advisory vote on the compensation of the company’s named executive officers pursuant to Section 14A of the Securities and Exchange Act of 1934 every year until the next advisory vote on the frequency of future advisory votes on executive compensation, or until the Board of Directors otherwise determines that a different frequency for such votes is in the best interests of the company.

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

ECOLAB INC.

Date: August 4, 2011	By:	/s/John J. Corkrean
John J. Corkrean Vice President & Corporate Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically