Form 10-Q
period 2011-09-30
ECOLAB INC
filed 2011-10-31
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011.

232,097,949 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share)	2011	2010
	(unaudited)

Net sales	$1,736.1	$1,561.9

Cost of sales (including special charges of $4.5 in 2011)	877.9	763.4

Selling, general and administrative expenses	595.3	558.5

Special (gains) and charges	23.3	(5.1)

Operating income	239.6	245.1

Interest expense, net	13.2	14.9

Income before income taxes	226.4	230.2

Provision for income taxes	71.9	55.9

Net income including noncontrolling interest	154.5	174.3

Less: Net income attributable to noncontrolling interest	0.2	0.1

Net income attributable to Ecolab	$154.3	$174.2

Earnings attributable to Ecolab per common share
Basic	$0.67	$0.75
Diluted	$0.65	$0.74

Dividends declared per common share	$0.1750	$0.1550

Weighted-average common shares outstanding
Basic	231.9	232.8
Diluted	236.1	237.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share)	2011	2010
	(unaudited)

Net sales	$4,953.2	$4,514.2

Cost of sales (including special charges of $5.3 in 2011)	2,509.1	2,230.1

Selling, general and administrative expenses	1,786.5	1,681.9

Special (gains) and charges	68.0	(1.0)

Operating income	589.6	603.2

Interest expense, net	39.8	44.9

Income before income taxes	549.8	558.3

Provision for income taxes	175.3	158.8

Net income including noncontrolling interest	374.5	399.5

Less: Net income attributable to noncontrolling interest	0.7	0.5

Net income attributable to Ecolab	$373.8	$399.0

Earnings attributable to Ecolab per common share
Basic	$1.61	$1.71
Diluted	$1.58	$1.68

Dividends declared per common share	$0.5250	$0.4650

Weighted-average common shares outstanding
Basic	231.8	233.8
Diluted	236.2	238.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2011	2010
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$207.3	$242.3

Accounts receivable, net	1,143.1	999.6

Inventories	504.9	447.6

Deferred income taxes	86.5	78.9

Other current assets	149.2	101.5

Total current assets	2,091.0	1,869.9

Property, plant and equipment, net	1,218.2	1,148.3

Goodwill	1,504.0	1,329.3

Other intangible assets, net	418.8	282.5

Other assets	273.6	242.2

Total assets	$5,505.6	$4,872.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	September 30	December 31
(millions, except shares and per share)	2011	2010
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$336.8	$189.2

Accounts payable	413.4	349.3

Compensation and benefits	300.0	308.1

Income taxes	36.5	36.7

Other current liabilities	531.0	441.5

Total current liabilities	1,617.7	1,324.8

Long-term debt	700.2	656.4

Postretirement health care and pension benefits	494.8	565.8

Other liabilities	222.0	192.2

Equity (a)
Common stock	335.1	333.1
Additional paid-in capital	1,404.8	1,310.2
Retained earnings	3,531.2	3,279.1
Accumulated other comprehensive loss	(160.7)	(271.9)
Treasury stock	(2,643.4)	(2,521.3)
Total Ecolab shareholders’ equity	2,467.0	2,129.2
Noncontrolling interest	3.9	3.8
Total equity	2,470.9	2,133.0

Total liabilities and equity	$5,505.6	$4,872.2

(a)     Common stock, 400 million shares authorized, $1.00 par value per share, 232.1 million shares outstanding at September 30, 2011, 232.5 million shares outstanding at December 31, 2010. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2011	2010
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$374.5	$399.5

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation and amortization	285.0	259.5
Deferred income taxes	3.3	2.9
Share-based compensation expense	28.0	21.0
Excess tax benefits from share-based payment arrangements	(8.9)	(13.3)
Pension and postretirement plan contributions	(132.0)	(19.4)
Pension and postretirement plan expense	60.6	67.5
Restructuring, net of cash paid	44.7	—
Other, net	5.6	3.1

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(74.1)	(74.5)
Inventories	(28.0)	1.7
Other assets	(40.7)	2.4
Accounts payable	47.1	9.0
Other liabilities	(24.4)	(21.2)

Cash provided by operating activities	$540.7	$638.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	Nine Months Ended
	September 30
(millions)	2011	2010
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(228.3)	$(188.2)
Capitalized software expenditures	(16.5)	(28.3)
Property and other assets sold	3.1	1.5
Businesses acquired and investments in affiliates, net of cash acquired	(281.9)	(39.6)
Sale of business	—	16.0
Deposit into indemnification escrow	(28.1)	(2.1)
Receipt from indemnification escrow	—	0.9
Cash used for investing activities	(551.7)	(239.8)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	297.0	89.9
Long-term debt repayments	(155.7)	(5.9)
Reacquired shares	(122.5)	(345.1)
Cash dividends on common stock	(122.3)	(109.6)
Exercise of employee stock options	60.2	71.9
Excess tax benefits from share-based payment arrangements	8.9	13.3
Other, net	(8.3)	—
Cash used for financing activities	(42.7)	(285.5)

Effect of exchange rate changes on cash	18.7	(18.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35.0)	94.8

Cash and cash equivalents, beginning of period	242.3	73.6

Cash and cash equivalents, end of period	$207.3	$168.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2011 and 2010 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of Ecolab Inc. (“the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2010 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2010.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2011 and 2010 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2011 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.       Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Cost of sales
Restructuring charges	$4.5	$—	$5.3	$—

Special (gains) and charges
Restructuring charges	12.6	—	52.8	—
Business structure and optimization	0.3	0.6	1.2	1.8
Cleantec acquisition integration costs	0.1	—	3.7	—
Nalco merger and integration costs	10.3	—	10.3	—
Gain on sale of investment	—	(5.9)	—	(5.9)
Venezuela currency devaluation	—	—	—	4.2
Business write-downs and closure	—	(0.4)	—	(1.4)
Other items	—	0.6	—	0.3
Total	23.3	(5.1)	68.0	(1.0)

Total special (gains) and charges	$27.8	$(5.1)	$73.3	$(1.0)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

For segment reporting purposes, special gains and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

Following the implementation of new business systems in Europe, in February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring will be undertaken outside of Europe, the costs of which are not expected to be significant (collectively, the “2011 Restructuring Plan”). Through the 2011 Restructuring Plan, approximately 900 positions are expected to be eliminated.

The company expects to incur pretax restructuring charges of approximately $150 million ($125 million after tax) through 2013, as the 2011 Restructuring Plan continues to roll out. Approximately $60 million to $70 million ($50 million to $60 million after tax) of those charges are expected to occur in 2011. The company anticipates that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities, the company recorded restructuring charges of $17.1 million ($14.8 million after tax) or $0.06 per diluted share and $58.1 million ($49.0 million after tax) or $0.21 per diluted share, during the third quarter and nine months ended September 30, 2011, respectively.

Restructuring charges and subsequent activity for the first nine months of 2011 related to the 2011 Restructuring Plan include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 Restructuring Plan:

Recorded expense and accrual	$52.4	$0.5	$5.2	$58.1
Cash payments	(11.7)	—	(1.7)	(13.4)
Non-cash charges	—	(0.5)	—	(0.5)
Effect of foreign currency translation	0.3	—	—	0.3

Restructuring liability, September 30, 2011	$41.0	$—	$3.5	$44.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

Employee termination costs include personnel reductions and related costs for severance, benefits and outplacement services. Asset disposals include leasehold improvement write-downs. Other charges include lease terminations.

As previously disclosed, in 2009, the company completed restructuring and other cost-saving actions in order to streamline operations and improve efficiency and effectiveness (the “2009 Restructuring Plan”). The 2009 Restructuring Plan was finalized and all actions, except for certain cash payments, were completed as of December 31, 2009. As of December 31, 2010, the remaining liability related to the 2009 Restructuring Plan was $2.8 million.  A minimal amount remains as a liability related to the 2009 Restructuring Plan as of September 30, 2011.

Non-restructuring Special (Gains) and Charges

In the third quarter of 2011, the company entered into an agreement and plan of merger with Nalco Holding Company (“Nalco”). Special gains and charges incurred during 2011 include $10.3 million of charges related to the anticipated merger, including costs for advisory and legal fees and integration costs. Further details related to the anticipated Nalco merger are included in Note 7.

In the first quarter of 2011, the company completed the purchase of the assets of the Cleantec business of Campbell Brothers Ltd., Brisbane, Queensland, Australia (“Cleantec”). Special gains and charges in 2011 include acquisition integration costs incurred to optimize the Cleantec business structure. Further details related to the Cleantec acquisition are included in Note 7.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.     Selected Balance Sheet Information

	September 30	December 31
(millions)	2011	2010
	(unaudited)
Accounts receivable, net
Accounts receivable	$1,190.8	$1,044.5
Allowance for doubtful accounts	(47.7)	(44.9)
Total	$1,143.1	$999.6

Inventories
Finished goods	$283.3	$254.2
Raw materials and parts	243.8	216.1
Inventories at FIFO cost	527.1	470.3
Excess of FIFO cost over LIFO cost	(22.2)	(22.7)
Total	$504.9	$447.6

Property, plant and equipment, net
Land	$36.1	$28.4
Buildings and improvements	307.8	279.9
Leasehold improvements	77.3	75.9
Machinery and equipment	739.8	699.1
Merchandising equipment	1,565.4	1,419.2
Capitalized software	339.7	321.2
Construction in progress	71.8	48.9
	3,137.9	2,872.6
Accumulated depreciation	(1,919.7)	(1,724.3)
Total	$1,218.2	$1,148.3

Other intangible assets, gross
Customer relationships	$440.2	$276.0
Trademarks	122.5	111.3
Patents	82.0	79.0
Customer lists	5.6	5.6
Other intangibles	84.2	73.3
	$734.5	$545.2
Accumulated amortization
Customer relationships	$(195.0)	$(159.5)
Trademarks	(47.0)	(41.0)
Patents	(32.8)	(28.2)
Customer lists	(5.6)	(5.5)
Other intangibles	(35.3)	(28.5)
Other intangible assets, net	$418.8	$282.5

Other assets
Deferred income taxes	$112.2	$112.0
Pension	1.5	1.5
Other	159.9	128.7
Total	$273.6	$242.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Selected Balance Sheet Information (Continued)

	September 30	December 31
(millions)	2011	2010
	(unaudited)

Short-term debt
Commercial paper	$305.0	$—
Notes payable	24.6	32.4
Long-term debt, current maturities	7.2	156.8
Total	$336.8	$189.2

Other current liabilities
Discounts and rebates	$235.5	$220.7
Dividends payable	40.6	40.7
Interest payable	16.4	9.3
Taxes payable, other than income	48.8	49.2
Derivative liabilities	21.8	5.1
Restructuring	44.5	2.8
Other	123.4	113.7
Total	$531.0	$441.5

Other liabilities
Deferred income taxes	$71.3	$65.3
Income taxes payable - non-current	30.7	38.1
Other	120.0	88.8
Total	$222.0	$192.2

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(19.3)	$(3.3)
Unrecognized pension and postretirement benefit expense, net of tax	(380.6)	(387.4)
Cumulative translation, net of tax	239.2	118.8
Total	$(160.7)	$(271.9)

In September the company replaced its existing $600 million multi-year credit facility with a $1.5 billion multi-year credit facility, which expires in September 2016. The company also entered into a $2.0 billion, 364 day credit facility. Both credit facilities have been established with a diverse portfolio of banks. The credit facilities will be used for general corporate purposes, including share repurchases, the repayment of other indebtedness and acquisitions. The credit facilities are also expected to be used in connection with the funding of the anticipated Nalco merger.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Interest

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Interest expense	$15.9	$16.3	$45.7	$48.7
Interest income	(2.7)	(1.4)	(5.9)	(3.8)
Interest expense, net	$13.2	$14.9	$39.8	$44.9

5.       Financial Instruments and Hedging Transactions

Fair Value of Financial Instruments

The company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, commercial paper, notes payable, foreign currency forward contracts, interest rate swap contracts and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, commercial paper and notes payable approximate fair value because of their short maturities. The carrying values of foreign currency forward contracts and interest rate swap contracts are at fair value, which is determined based on foreign currency exchange rates and current interest rates, respectively, as of the balance sheet date (level 2 - significant other observable inputs).

The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$707.4	$772.6	$813.2	$850.6

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The company has concluded that it does not have any significant level 3 financial instruments (unobservable inputs) measured using the company’s own assumptions of fair market value.

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

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. During the first nine months of 2011, the company entered into six forward starting swap agreements in anticipation of a long-term debt issuance. On October 27, 2011 the company entered into a Note Purchase Agreement, which is expected to be funded in November 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The settlement payment was recorded in AOCI and is recognized in earnings as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

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

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2011	2010	2011	2010

Derivatives designated as hedging instruments

Foreign currency forward contracts	$1.1	$0.5	$3.4	$3.2

Interest rate swap contracts	—	—	15.1	—

Derivatives not designated as hedging instruments

Foreign currency forward contracts	9.5	1.3	3.3	1.9

Total	$10.6	$1.8	$21.8	$5.1

The company had foreign currency forward exchange contracts with notional values that totaled approximately $501 million at September 30, 2011, and $433 million at December 31, 2010.

The company had interest rate swap contracts with notional values that totaled $250 million at September 30, 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2011	2010	2011	2010

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$0.6	$(1.5)	$(5.0)	$0.8

Interest rate swap contracts	AOCI (equity)	(8.9)	—	(16.7)	—

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$(0.1)	$—	$(0.3)	$0.1
	Cost of sales	(1.6)	(0.8)	(4.0)	(3.8)
	SG&A	(0.5)	0.3	(1.4)	0.8
		(2.2)	(0.5)	(5.7)	(2.9)

Interest rate swap	Interest expense, net	(0.1)	(0.1)	(0.3)	(0.3)
		$(2.3)	$(0.6)	$(6.0)	$(3.2)

Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.6)	$(0.3)	$(1.4)	$(0.8)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Financial Instruments and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2011	2010	2011	2010

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$0.2	$(1.4)	$5.7	$(5.4)
	Interest expense, net	(1.2)	(1.3)	(4.0)	(4.1)
		$(1.0)	$(2.7)	$1.7	$(9.5)

The amounts recognized in earnings above offset the earnings impact of the related foreign currency denominated assets and liabilities.

Net Investment Hedge

The company designates its euro 300 million ($431 million as of September 30, 2011) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account. Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Transaction gains (losses), net of tax	$0.5	$(6.9)	$(27.4)	$43.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.       Comprehensive Income

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Net income including noncontrolling interest	$154.5	$174.3	$374.5	$399.5

Other comprehensive income (loss), net of tax
Foreign currency translation	—	59.5	120.4	(114.8)
Derivative instruments	(6.5)	(0.6)	(16.0)	2.0
Pension and postretirement benefits	5.3	1.5	6.8	25.5
Total	(1.2)	60.4	111.2	(87.3)

Total comprehensive income, including noncontrolling interest	153.3	234.7	485.7	312.2

Less: Comprehensive income (loss) attributable to noncontrolling interest	0.3	0.1	0.7	(0.5)

Comprehensive income attributable to Ecolab	$153.0	$234.6	$485.0	$312.7

7.       Business Acquisitions and Dispositions

2011 Activity

In July 2011, the company entered into an agreement and plan of merger with Nalco Holding Company, under which Nalco will be merged with a subsidiary of the company. Based in Naperville, Illinois, Nalco is the world’s leading water treatment and process improvement company, offering water management sustainability services focused on industrial, energy and institutional market segments. Nalco sales were $4.3 billion in 2010. Subject to the terms of the merger agreement entered into on July 19, 2011, the company will issue approximately 68.3 million shares of Ecolab stock and pay approximately $1.6 billion in cash to Nalco shareholders. This represents a fully-diluted offer value for Nalco’s equity of $5.3 billion and, inclusive of $2.7 billion in Nalco net debt, a total transaction value of $8.0 billion, based on the company’s closing stock price on August 29, 2011, which is consistent with the company’s Form S-4 filing, as discussed below.

The company expects the transaction to close in the fourth quarter, subject to customary closing conditions, regulatory clearances, as well as approval of both the company’s and Nalco’s shareholders. The company filed with the SEC a registration statement on Form S-4 (commission file number 333-176601) that includes a joint proxy statement of the company and Nalco and that also constitutes a prospectus of the company with respect to the shares of Ecolab stock to be issued in the merger. The company established a record date of October 11, 2011 and a meeting date of November 30, 2011, for the special meeting of stockholders to approve the issuance of company stock in the merger. Nalco has set concurrent record and meeting dates for its special stockholder meeting to approve the merger.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions (Continued)

The company and Nalco have submitted notifications with competition authorities in the U.S., European Union, Australia, Canada, China, Columbia, Mexico, Russia, South Korea and Turkey. The company has received clearances without imposed conditions from the U.S., Australia, Canada, Mexico, Russia, South Korea and Turkey. The company expects to obtain all required regulatory clearances to enable the transaction to close in the fourth quarter.

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

In December 2010, subsequent to the company’s fiscal year end for international operations, the company completed the purchase of the assets of Cleantec located in Brisbane, Queensland, Australia. Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, foodservice, hospitality and textile care markets. The total purchase price was approximately $43 million, of which $2 million remains payable and was placed in an escrow for indemnification purposes. The business, which has annual sales of approximately $55 million, became part of the company’s International segment during the first quarter of 2011.

2010 Activity

In September 2010, the company acquired the commercial laundry division of Dober Chemical Corp. The acquisition strengthened the company’s U.S. and Canada Textile Care business by adding customer relationships and business scale, as well as important customer technology.

During the third quarter of 2010, the company sold an investment in a small U.S. business and recognized a gain of $5.9 million. The investment was not material to the company’s consolidated results of operations or financial position.

During the second quarter of 2010, the company made an earnout payment related to a previous acquisition and sold a small joint venture in its international segment. The impact of this divestiture was not material.

Completed acquisitions in 2011 and 2010 were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Business Acquisitions and Dispositions (Continued)

Based upon purchase price allocations, the components of the aggregate purchase prices of 2011 and 2010 acquisitions are shown in the table below. The contingent consideration in 2011 relates to an immaterial acquisition completed during the second quarter.

	Third Quarter Ended September 30		Nine Months Ended September 30
(millions)	2011	2010	2011	2010

Net tangible assets acquired	$—	$7.6	$57.4	$7.6
Identifiable intangible assets
Customer relationships	0.2	12.3	144.9	12.3
Trademarks	—	0.8	11.2	0.8
Patents	—	—	0.3	—
Other intangibles	—	6.2	8.4	6.2
Total	0.2	19.3	164.8	19.3
Goodwill	0.6	14.1	92.5	14.8
Total aggregate purchase price	0.8	41.0	314.7	41.7
Contingent consideration	—	—	(4.7)	—
Liability for indemnification	—	(2.1)	(28.1)	(2.1)
Net cash paid for acquisitions	$0.8	$38.9	$281.9	$39.6

The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2011 and 2010 were 14 and 10 years, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2011	2010	2011	2010

Net income attributable to Ecolab	$154.3	$174.2	$373.8	$399.0

Weighted-average common shares outstanding
Basic	231.9	232.8	231.8	233.8
Effect of dilutive stock options and awards	4.2	4.2	4.4	4.2
Diluted	236.1	237.0	236.2	238.0

Earnings attributable to Ecolab per common share
Basic	$0.67	$0.75	$1.61	$1.71
Diluted	$0.65	$0.74	$1.58	$1.68

Anti-dilutive securities excluded from computation of earnings per share	2.1	4.3	2.0	4.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Pension and Postretirement Plans

The company is not required to make any contributions to its U.S. pension plan and postretirement health care benefits plan for 2011. However, the company made a $100 million voluntary contribution to the U.S. pension plan in the first quarter of 2011.

Certain international pension benefit plans are required to be funded in accordance with local government requirements. The company contributed $32 million to its international pension benefit plans during the first nine months of 2011. The company currently estimates that it will contribute approximately $9 million more to the international pension benefit plans during the remainder of 2011.

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2011	2010	2011	2010	2011	2010
Service cost	$11.7	$12.7	$6.0	$4.9	$0.5	$0.5
Interest cost on benefit obligation	15.3	15.6	7.2	6.7	2.1	2.2
Expected return on plan assets	(24.7)	(22.5)	(5.7)	(4.4)	(0.4)	(0.4)
Recognition of net actuarial loss	8.0	6.2	1.5	1.1	0.1	0.1
Amortization of prior service cost (benefit)	(1.1)	0.1	—	0.1	—	(0.1)
	$9.2	$12.1	$9.0	$8.4	$2.3	$2.3

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2011	2010	2011	2010	2011	2010
Service cost	$35.1	$38.1	$17.5	$14.1	$1.5	$1.5
Interest cost on benefit obligation	45.9	46.8	21.2	19.6	6.3	6.6
Expected return on plan assets	(74.1)	(67.5)	(16.9)	(12.7)	(1.2)	(1.2)
Recognition of net actuarial loss	24.0	18.6	4.3	3.0	0.3	0.3
Amortization of prior service cost (benefit)	(3.3)	0.3	—	0.3	—	(0.3)
	$27.6	$36.3	$26.1	$24.3	$6.9	$6.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.  Operating Segments

The company’s twelve operating segments have been aggregated into three reportable segments. Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Net Sales

United States
Cleaning & Sanitizing	$763.1	$718.9	$2,197.0	$2,040.5
Other Services	119.6	117.6	343.3	337.2
Total	882.7	836.5	2,540.3	2,377.7
International	797.0	753.4	2,294.3	2,163.0
Subtotal at fixed currency	1,679.7	1,589.9	4,834.6	4,540.7
Effect of foreign currency translation	56.4	(28.0)	118.6	(26.5)
Consolidated	$1,736.1	$1,561.9	$4,953.2	$4,514.2

Operating Income

United States
Cleaning & Sanitizing	$157.7	$148.6	$412.6	$400.6
Other Services	20.9	19.7	51.5	52.9
Total	178.6	168.3	464.1	453.5
International	88.1	80.5	204.2	177.2
Corporate	(33.4)	0.4	(89.7)	(18.4)
Subtotal at fixed currency	233.3	249.2	578.6	612.3
Effect of foreign currency translation	6.3	(4.1)	11.0	(9.1)
Consolidated	$239.6	$245.1	$589.6	$603.2

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

Total service revenue for the U.S. Other Services and International segments, at public exchange rates are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

U.S. Other Services	$101.2	$100.1	$288.6	$285.7
International	51.5	45.5	151.7	134.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. The company’s reporting units are its operating segments. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. During the second quarter ended June 30, 2011, the company completed its annual test for goodwill impairment. Based on this testing, no adjustment to the carrying value of goodwill was necessary. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2011 were as follows:

	United States
	Cleaning &	Other
(millions)	Sanitizing	Services	Total	Intl	Total

Beginning goodwill as of December 31, 2010	$454.4	$50.5	$504.9	$824.4	$1,329.3

Business acquisitions (a)	89.2	—	89.2	3.3	92.5

Foreign currency translation	—	—	—	82.2	82.2

Ending goodwill as of as of September 30, 2011	$543.6	$50.5	$594.1	$909.9	$1,504.0

(a) For 2011, goodwill related to businesses acquired of $89.2 million is expected to be tax deductible.

The company’s other intangible assets primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2011 and 2010 was $13.7 million and $10.2 million, respectively. Total amortization expense related to other intangible assets during the first nine months ended September 30, 2011 and 2010 was $39.0 million and $30.4 million, respectively. As of September 30, 2011, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)

2011 (Remainder: three-month period)	$13
2012	54
2013	53
2014	42
2015	37

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

In September 2011, the FASB issued a final standard to enhance disclosures for multiemployer pension plans. Multiemployer pension plans allow for two or more unrelated employers to make contributions to one plan, and are commonly used by employers in unionized industries. The standard is intended to provide more information about an employer’s financial obligations to a multiemployer plan. This guidance is effective for fiscal years ending after December 15, 2011. The company has identified one plan that falls within the provisions of this guidance and if determined to be significant, will include the required disclosures upon adoption in the fourth quarter of 2011.

Also in September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. This guidance is effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. Adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial statements.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments and Contingencies (Continued)

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include antitrust, patent infringement, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the company’s results of operations or cash flows in the period in which they are recorded. The company currently believes that such future charges, if any, would not have a material adverse effect on the company’s consolidated financial position.

The company is a defendant in five wage hour lawsuits claiming violations of the Fair Labor Standards Act or a similar state law. Four of the suits seek certification of a state class of certain Institutional, Pest Elimination or GCS/Ecolab Equipment Care division associates. The fifth suit seeks certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits. None of the suits have been certified for class-action status. The suits are still in their initial phases. The company believes that there is not a reasonably possible risk of material loss related to these lawsuits.

Following the announcement of the Nalco merger, four purported stockholders of Nalco filed putative class action lawsuits against the members of Nalco’s board of directors and Ecolab, among other defendants, in the Circuit Court of the Eighteenth Judicial Circuit, DuPage County, State of Illinois. The court consolidated the four putative class action lawsuits into one action. The plaintiffs in the consolidated action filed a consolidated amended complaint. The consolidated amended complaint alleges, among other things, that the planned merger transaction is the result of an unfair and inadequate process, that the consideration to be received by Nalco stockholders in the merger is inadequate, that the preliminary joint proxy statement/prospectus (filed with the Securities and Exchange Commission in connection with the merger) contains misstatements and omissions and that the members of Nalco’s board of directors breached their fiduciary duties to Nalco stockholders. The consolidated amended complaint additionally alleges that Nalco and Ecolab aided and abetted the Nalco board of directors in their alleged breach of fiduciary duties. The consolidated action seeks, among other things, injunctive relief enjoining Ecolab and Nalco from proceeding with the merger. On October 24, 2011, the parties to the consolidated action reached an agreement in principle regarding settlement of the consolidated action. Under the settlement, the consolidated action will be dismissed with prejudice on the merits and all defendants will be released from any and all claims relating to, among other things, the merger and any related disclosures. The settlement is subject to customary conditions, including consummation of the merger, completion of certain confirmatory discovery, class certification and final approval by the court. In exchange for the releases provided in the settlement, Ecolab and Nalco have provided additional disclosure in the joint proxy statement/prospectus requested by plaintiffs in the consolidated action. The parties have agreed that the lead plaintiff may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, the defendants have agreed not to oppose.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2011, and the related consolidated statement of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

October 31, 2011

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

Overview of the Third Quarter Ended September 30, 2011

We continued to report strong adjusted earnings per share growth in the third quarter. Sales increased, led by strong growth from Latin America and Canada, along with solid performances from Asia Pacific and U.S. Food & Beverage. These strong performances, along with acquisitions, more than offset higher delivered product costs. We have begun integration planning work with Nalco and we expect to close on the merger transaction in the fourth quarter.

Both 2011 and 2010 results of operations included special gains and charges, as well as discrete tax items which impact the year over year comparisons.

Sales Performance

•                  Consolidated net sales increased 11% to $1.7 billion. Excluding the impact of acquisitions, sales increased 9%. Net sales were favorably impacted by foreign currency exchange during the quarter. When measured in fixed rates of currency exchange, net sales grew 6%. Excluding the impact of acquisitions, fixed currency sales increased 3%.

•                  U.S. Cleaning & Sanitizing sales rose 6% to $763 million. Excluding the impact of acquisitions, sales rose 3%. Results were led by 5% growth for Food & Beverage, 3% growth for Institutional, 2% growth for Kay, and 32% growth for Healthcare. Excluding acquisitions, Healthcare sales increased 4% compared to the prior year.

•                  U.S. Other Services sales increased 2% to $120 million. GCS sales grew 6% while Pest Elimination sales were flat compared to the prior year.

•                 International sales, when measured in fixed rates of currency exchange, increased 6% to $797 million in the third quarter. Excluding the impact of acquisitions, fixed currency sales increased 4% during the quarter. Latin America reported fixed currency sales growth of 16% for the quarter. Asia Pacific reported 15% fixed currency sales growth (5% growth excluding impact from acquisitions). Canada’s fixed currency sales rose 7% for the quarter and Europe/Middle East/Africa (“EMEA”) fixed currency sales increased by 1%. When measured at public currency rates, International sales increased 18%.

Financial Performance

•                  Operating income decreased 2% to $240 million. Excluding the impact of special gains and charges from both years, adjusted operating income increased 11% compared to the third quarter of 2010.

•                  Net income attributable to Ecolab decreased 11% to $154 million. Excluding the impact of special gains and charges, and discrete tax items, adjusted net income attributable to Ecolab increased 13% compared to the prior year’s third quarter.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance (Continued)

•                  Reported diluted earnings per share attributable to Ecolab of $0.65 decreased 12% compared to the third quarter of 2010. Excluding the impact of special gains and charges, and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 14% to $0.75 for the third quarter of 2011 compared to $0.66 in the third quarter of 2010.

•                  Our reported effective income tax rate was 31.8% for the third quarter of 2011 compared to 24.3% for the third quarter of 2010. Excluding the tax rate impact of special gains and charges, and discrete tax items, our adjusted effective income tax rate was 30.2% and 30.3% for the third quarter of 2011 and 2010, respectively.

Reconciliations of reported and adjusted amounts are provided on pages 31-33 of this report.

Results of Operations — Third quarter and Nine months Ended September 30, 2011

Net Sales

Consolidated net sales for the third quarter ended September 30, 2011 were $1.7 billion, an increase of 11% compared to last year. For the first nine months of 2011, net sales increased 10% to $5.0 billion.  When measured in fixed rates of currency exchange, sales increased 6% for both the third quarter of 2011 and the first nine months of 2011. The components of the sales increase are shown below.

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2011	September 30, 2011

Volume	2%	3%
Price changes	1	1
Acquisitions & divestitures	2	2
Fixed currency sales increase	6	6
Foreign currency exchange	5	3
Total net sales increase	11%	10%

Note: Amounts in the table above do not necessarily sum due to rounding.

Gross Profit Margin

The gross profit margin (“gross margin”)(defined as the difference between net sales less cost of sales divided by net sales) was 49.4% and 51.1% for the third quarter of 2011 and 2010, respectively.  Our third quarter 2011 gross margin was negatively impacted by restructuring special charges included in cost of sales of $4.5 million which reduced our reported gross margin percentage by 0.3 percentage points. Our gross margin for the first nine months of 2011 and 2010 was 49.3% and 50.6%, respectively. The 2011 year to date gross margin was negatively impacted by restructuring special charges included in cost of sales of $5.3 million which reduced our reported gross margin percentage by 0.2 percentage points.

The gross margin decrease for the third quarter and year to date period resulted as sales and pricing gains were unable to offset significantly increased delivered product costs and European restructuring costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selling, General and Administrative Expense

Selling, general and administrative expense as a percentage of consolidated net sales were 34.3% for the third quarter of 2011 compared to 35.8% in 2010. For the nine month periods, selling, general and administrative expenses were 36.1% of sales in 2011 and 37.3% of sales in 2010. The decrease in expense ratio for the third quarter and year to date period was driven by leverage from sales gains which more than offset investments in the business and cost increases.

Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2011	2010	2011	2010

Cost of sales
Restructuring charges	$4.5	$—	$5.3	$—

Special (gains) and charges
Restructuring charges	12.6	—	52.8	—
Business structure and optimization	0.3	0.6	1.2	1.8
Cleantec acquisition integration costs	0.1	—	3.7	—
Nalco merger and integration costs	10.3	—	10.3	—
Gain on sale of investment	—	(5.9)	—	(5.9)
Venezuela currency devaluation	—	—	—	4.2
Business write-downs and closure	—	(0.4)	—	(1.4)
Other items	—	0.6	—	0.3
Total	23.3	(5.1)	68.0	(1.0)

Total special (gains) and charges	$27.8	$(5.1)	$73.3	$(1.0)

Following the recent implementation of new business systems in Europe, in February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring will be undertaken outside of Europe, the costs of which are not expected to be significant. As a result of restructuring activities, we recorded restructuring charges of $17.1 million ($14.8 million after tax) or $0.06 per diluted share and $58.1 million ($49.0 million after tax) or $0.21 per diluted share, during the third quarter and nine months ended September 30, 2011, respectively.  Restructuring charges have been included as a component of both cost of sales and special gains and charges on the Consolidated Statement of Income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special (Gains) and Charges (Continued)

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) through 2013, as the restructuring plan continues to roll out. These actions are expected to result in approximately $120 million ($100 million after tax) in annualized cost savings when fully realized, with approximately $8 million to $10 million ($6 million to $8 million after tax) realized in 2011. Approximately $60 million to $70 million ($50 million to $60 million after tax) of these charges are expected to occur in 2011. We anticipate that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

During the third quarter of 2011, we entered into an agreement and plan of merger with Nalco. Special gains and charges incurred in 2011 include $10.3 million of charges related to the anticipated merger, including costs for advisory and legal fees and integration costs.

Further details related to our restructuring charges and non-restructuring special gains and charges are included in Note 2.

Operating Income

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2011	2010	Change	2011	2010	Change

Reported GAAP operating income	$239.6	$245.1	(2)%	$589.6	$603.2	(2)%
Adjustments:
Special (gains) and charges	27.8	(5.1)		73.3	(1.0)
Non-GAAP adjusted operating income	267.4	240.0	11	662.9	602.2	10
Effect of foreign currency translation	(6.3)	4.1		(11.0)	9.1
Non-GAAP adjusted fixed currency operating income	$261.1	$244.1	7%	$651.9	$611.3	7%

Our reported operating income decrease of 2% for both the third quarter and first nine months of 2011 was impacted by the year over year comparison of special gains and charges.

On an adjusted basis, excluding special gains and charges, operating income increased 11% and 10% in the third quarter and first nine months of 2011, respectively. Foreign currency had a favorable impact on both third quarter and year to date adjusted operating income. Adjusted fixed currency operating income increased 7% for both the third quarter and first nine months of 2011. The adjusted operating income increase was driven by sales volume gains, pricing, strong acquisition performance, and efficiencies which were partially offset by increased delivered product costs and investments in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

Net interest expense totaled $13.2 million in the third quarter of 2011, compared with $14.9 million in the third quarter of 2010. Net interest expense for the first nine months of 2011 and 2010 was $39.8 million and $44.9 million, respectively. The decline in our net interest expense was due to repayment of our $150 million 6.875% notes in February 2011 and higher interest income, partially offset by higher interest expense related to hedging activities.

Provision for Income Taxes

The following table provides a summary of our reported tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2011	2010	2011	2010

Reported GAAP tax rate	31.8%	24.3%	31.9%	28.4%
Tax rate impact of:
Special (gains) and charges	(1.9)	0.8	(1.9)	0.0
Discrete tax items	0.3	5.2	0.2	2.0
Non-GAAP adjusted tax rate	30.2%	30.3%	30.2%	30.4%

The reported tax rate for the third quarter and first nine months of 2011 and 2010 included the tax impact of special gains and charges and discrete tax items which increased our reported tax rate for 2011 and decreased our reported tax rate for 2010. The decrease in the 2011 Non-GAAP adjusted effective tax rate compared to 2010 was due primarily to increased tax benefits from international operations and inclusion of the R&D credit, which was not extended for 2010 until the fourth quarter of 2010.

The third quarter 2011 reported tax rate was impacted by $4.9 million of reduced tax expense, including $4.1 million of net tax benefits on special gains and charges and $0.8 million of discrete tax net benefits. For the first nine months of 2011, the reported tax rate was impacted by $12.9 million of reduced tax expense, including $11.7 million of net tax benefits on special gains and charges and $1.2 million of discrete tax net benefits.

The discrete tax items for the third quarter of 2011 were made up of a number of small items and primarily include net benefits related to recognizing adjustments from filing our 2010 U.S. federal and other International income tax returns and recognizing settlements and adjustments related to our 1999 through 2001 U.S. income tax returns. The discrete tax benefits for the nine month period also include benefits from prior year state refund claims and benefits from recognizing settlements and adjustments related to our 2007 through 2008 U.S. income tax returns, partially offset by a charge due to the impact of a change in our blended state tax rate.

The third quarter 2010 reported tax rate was impacted by $12.3 million of reduced tax expense, including $0.2 million of net tax benefits on special gains and charges and $12.1 million of discrete tax net benefits. For the first nine months of 2010, the reported tax rate was impacted by $10.7 million of reduced tax expense, including $0.1 million of net tax expense on special gains and charges and $10.8 million of discrete tax net benefits.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes (Continued)

The discrete tax items for the third quarter of 2010 primarily include recognizing favorable settlements related to our 2002 through 2004 IRS appeals case and adjustments related to our prior year tax reserves. The discrete tax benefit for the nine month period also includes a $6 million tax benefit from the settlement of an international tax audit recorded in the first quarter, offset by a $5 million charge also recorded in the first quarter due to the passage of the U.S. Patient Protection and Affordable Care Law, which changes the tax deductibility related to federal subsidies and resulted in a reduction of the value of our deferred tax assets related to the subsidies. The second quarter of 2010 includes a $2 million charge for the impact of international tax costs from optimizing our business structure.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2011	2010	Change	2011	2010	Change

Reported GAAP net income	$154.3	$174.2	(11)%	$373.8	$399.0	(6)%
Adjustments:
Special (gains) and charges	23.7	(5.3)		61.6	(0.9)
Discrete tax expense (benefits)	(0.8)	(12.1)		(1.2)	(10.8)
Non-GAAP adjusted net income	$177.2	$156.8	13%	$434.2	$387.3	12%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2011	2010	Change	2011	2010	Change

Reported GAAP diluted EPS	$0.65	$0.74	(12)%	$1.58	$1.68	(6)%
Adjustments:
Special (gains) and charges	0.10	(0.02)		0.26	(0.00)
Discrete tax expense (benefits)	(0.00)	(0.05)		(0.01)	(0.05)
Non-GAAP adjusted diluted EPS	$0.75	$0.66	14%	$1.84	$1.63	13%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had a favorable impact of approximately $6.9 million, net of tax, or $0.03 per share on diluted earnings per share for the third quarter of 2011 compared to 2010. Currency translation had a favorable impact of approximately $13.9 million, net of tax, or $0.06 per share on diluted earnings per share for the first nine months of 2011 compared to 2010.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results

Sales for each of our reportable segments were as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2011	2010	Change	2011	2010	Change

United States
Cleaning & Sanitizing	$763.1	$718.9	6%	$2,197.0	$2,040.5	8%
Other Services	119.6	117.6	2	343.3	337.2	2
Total	882.7	836.5	6	2,540.3	2,377.7	7
International	797.0	753.4	6	2,294.3	2,163.0	6
Subtotal at fixed currency	1,679.7	1,589.9	6	4,834.6	4,540.7	6
Effect of foreign currency translation	56.4	(28.0)		118.6	(26.5)
Consolidated	$1,736.1	$1,561.9	11%	$4,953.2	$4,514.2	10%

U.S. Cleaning & Sanitizing sales increased 6% in the third quarter and 8% for the first nine months of 2011. Excluding the impact of acquisitions, sales increased 3% for the third quarter and 5% for the first nine months of 2011. Sales for our larger U.S. Cleaning & Sanitizing businesses were as follows:

•                  Institutional - Sales grew 3% for the both the third quarter and first nine months of 2011. Sales initiatives, new account gains, pricing and effective product and service programs continued to lead our results. Demand from our lodging customers continued to show growth, while overall foot traffic at our foodservice customers remained soft.

•                  Food & Beverage - Sales in the third quarter of 2011 increased 5%, while sales for the first nine months of 2011 increased 7%. The dairy and food market segments continued to drive the increase, led by corporate account wins, pricing and product penetration. Sales for the year to date period also benefited from a large project sale through our Ecovation business during the second quarter of 2011.

•                  Kay - Sales increased 2% and 7% for the third quarter of 2011 and first nine months of 2011, respectively. The sales increase for both the third quarter and year to date period was led by our food retail business, which for the third quarter had a difficult comparison against 2010 due to new customer rollouts in the prior year.

•                  Healthcare - Sales increased 32% for the third quarter and 26% for the first nine months of 2011. Excluding the impact of acquisitions, sales increased 4% for the both the third quarter and first nine months of 2011. For the quarter, sales of hand hygiene and surgical instrument cleaning products were partially offset by slower growth in patient and equipment drapes.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

U.S. Other Services sales increased 2% for the both the third quarter and first nine months of 2011.  Sales for our U.S. Other Services businesses were as follows:

•                  Pest Elimination - Sales were flat to the prior year periods both for the third quarter and first nine months of 2011. Gains in the food & beverage plant, healthcare, hospitality and grocery segments were offset by slow conditions in other major segments. Contract sales continued to increase marginally, offset by a decrease in non-contract sales.

•                  GCS Service - Sales in the third quarter of 2011 increased 6%, while sales for the first nine months of 2011 increased 7%.  Service and installed parts sales increased, benefiting from pricing gains and new accounts. Direct parts sales decreased slightly for the third quarter 2011 and were flat for the first nine months of 2011.

We evaluate the performance of our International operations based on fixed rates of foreign currency exchange. Fixed currency sales for our International operations increased 6% for both the third quarter and first nine months of 2011. Excluding the impact of acquisitions and divestitures, fixed currency sales increased 4% for both the third quarter and nine months ended 2011. When measured at public currency rates, International sales increased 18% for the third quarter of 2011 and 13% for the first nine months of 2011. Fixed currency sales changes for our International regions were as follows:

•                  EMEA - Sales increased 1% for the third quarter and 2% for the first nine months of 2011. For the third quarter, sales growth in MEA, Germany and the U.K. was partially offset by lower sales in France and Italy. From a divisional perspective, Europe’s Healthcare sales showed a solid increase based on gains in the pharmaceutical and infection prevention markets. Institutional and Food & Beverage sales both increased modestly due to new accounts and market share gains through corporate accounts. Textile Care and Pest Elimination sales both declined slightly in third quarter.

•                  Asia Pacific - Sales increased 15% for the third quarter and 16% for the first nine months of 2011. Excluding the impact of acquisitions, sales increased 5% for both the third quarter and first nine months of 2011. Sales growth was driven primarily by increases in China and Australia. From a divisional perspective, Institutional sales remained strong driven by new programs and a focus on expansion in emerging Asian markets. Food & Beverage also continued to report strong sales growth, benefiting from improved product penetration and account gains.

•                  Latin America - Sales in the third quarter of 2011 increased 16%, while sales for the first nine months of 2011 increased 14%. At a country level, Brazil, Chile and Mexico all showed strong sales gains. Our Institutional, Food & Beverage and Pest Elimination businesses all reported double-digit increases in sales.

•                  Canada - Sales increased 7% for the third quarter and 4% for the first nine months of 2011. Strong growth in both Institutional and Food & Beverage continued to lead the sales increase.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Operating income for each of our reportable segments is as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2011	2010	Change	2011	2010	Change

United States
Cleaning & Sanitizing	$157.7	$148.6	6%	$412.6	$400.6	3%
Other Services	20.9	19.7	6	51.5	52.9	(3)
Total	178.6	168.3	6	464.1	453.5	2
International	88.1	80.5	9	204.2	177.2	15
Corporate	(33.4)	0.4		(89.7)	(18.4)
Subtotal at fixed currency	233.3	249.2	(6)	578.6	612.3	(6)
Effect of foreign currency translation	6.3	(4.1)		11.0	(9.1)
Consolidated	$239.6	$245.1	(2)%	$589.6	$603.2	(2)%

U.S. Cleaning & Sanitizing operating income increased 6% for the third quarter of 2011 and 3% for the first nine months of 2011. Excluding the impact of acquisitions, operating income was flat for the third quarter of 2011 and decreased 2% for the first nine months of 2011. Increases in delivered product costs continued to offset volume and pricing gains.

U.S. Other Services operating income increased 6% for the third quarter of 2011 and decreased 3% for the first nine months of 2011. The increase in the third quarter is driven by cost savings and variable cost reductions, which more than offset higher service delivery costs. For the year to date period, higher service delivery costs continued to outpace sales gains and cost savings actions.

International segment operating income at fixed currency rates increased 9% for the third quarter of 2011 and 15% for the first nine months of 2011. Excluding the impact of acquisitions and divestitures, fixed currency operating income increased 8% and 14% for the third quarter of 2011 and first nine months of 2011, respectively. Operating income growth was driven by volume and pricing gains, and savings from our 2011 Restructuring Plan, which more than offset higher delivered product and other costs. When measured at public currency rates, International operating income increased 23% and 28% for the third quarter and first nine months of 2011, respectively.

Consistent with our internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. Items included in special gains and charges are shown in the table on page 30. The Corporate segment also includes investments in the development of business systems and other corporate investments we are making as part of our ongoing efforts to improve efficiency and returns.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $5.5 billion as of September 30, 2011, compared to total assets of $4.9 billion at December 31, 2010. The increase is due partially to acquisitions, which added $0.3 billion to total assets. Also driving the increase is the impact of foreign currency exchange rates which increased the value of international assets on our balance sheet when translated into U.S. dollars.

Total debt was $1.0 billion as of September 30, 2011 and $846 million as of December 31, 2010. The ratio of total debt to capitalization (total equity plus total debt) increased to 30% at September 30, 2011 compared to 28% at December 31, 2010. The increases in debt and the debt to capital ratio were due primarily to the O.R Solutions, Inc. acquisition, the $100 million voluntary contribution to our U.S. pension plan and share repurchases. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $541 million for the first nine months of 2011 compared to $638 million in 2010. Operating cash flow in 2011 decreased due to a $100 million voluntary contribution to our U.S. pension plan. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, acquisitions, pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $552 million in 2011 compared to $240 million in 2010. Cash paid for acquisitions increased in 2011 due primarily to the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc. in the first quarter. Cash paid for acquisitions in 2010 included the commercial laundry business of Dober Chemical in the third quarter. See Note 7 for further information on our business acquisition activity. Increases in capital expenditures compared to the prior year were partially offset by a decrease in software investments.

Cash used for financing activities in 2011 included a long-term debt repayment, dividend payments and share repurchases. 2011 included the repurchase of 2.4 million of our common shares for approximately $120 million under our share repurchase program. During the first nine months of 2010 we repurchased 7.4 million of our common shares for approximately $345 million. The long-term debt repayment, dividend payments and share repurchases were partially offset by an increase of $297 million related to net issuances of commercial paper and notes payable, which was also used to fund acquisition activity and the voluntary U.S. pension contribution.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2010 disclosed total notes payable and long-term debt due within one year of $189 million. As of September 30, 2011, the total notes payable and long-term debt due within one year has increased to $337 million. The increase from year end is primarily due to an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $38 million as of September 30, 2011 and $66 million as of December 31, 2010. The decrease in the liability balance was due primarily to the settlement of our 2007 through 2008 IRS audit and recognizing settlements and adjustments related to our 1999 through 2001 U.S. income tax returns, with corresponding adjustments to prior year reserves. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

Excluding the impact of the anticipated merger with Nalco, which will require the issuance of shares of the company’s common stock as well as cash considerations, we currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term or long-term borrowings. We expect to fund the cash portion of the consideration for the anticipated merger with Nalco by accessing the capital markets through a combination of short-term and long-term debt.

As of September 30, 2011, we had $207 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong.

In September we replaced our existing $600 million multi-year credit facility with a $1.5 billion multi-year credit facility, which expires in September 2016. We also entered into a $2.0 billion, 364 day credit facility. Both credit facilities have been established with a diverse portfolio of banks. The credit facilities will be used for general corporate purposes, including share repurchases, the repayment of other indebtedness and acquisitions. The credit facilities are also expected to be used in connection with the funding of the anticipated Nalco merger.

In addition to the general corporate uses discussed above, the credit facilities support our $3.5 billion U.S. commercial paper program, which has been increased from $600 million, and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $3.5 billion. As of September 30, 2011, we had $305 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.2%, and no amounts outstanding under our European commercial paper program. As of September 30, 2011, both programs were rated A-1 by Standard & Poor’s and P-1 by Moody’s. On October 14, 2011, Standard & Poor’s lowered our short-term rating to A-2 due to the increased size of the program and the anticipated Nalco merger. Moody’s has indicated that it intends to lower our short-term rating to P-2 subject to completion of the anticipated Nalco merger. In addition, Standard & Poor’s and Moody’s have indicated that they intend to downgrade our long-term credit rating to BBB+ and Baa1, respectively, subject to the completion of the Nalco merger. None of the discussed downgrades impact our debt covenants.

On September 6, 2011, we announced a $1.0 billion share repurchase program, contingent upon closing the merger with Nalco. The share repurchase program is expected to be completed by the end of 2012. The funds required to complete the share repurchase program are expected to come, in whole or in part, from debt financing to be arranged after the completion of the merger.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 12.

Subsequent Events

On October 27, 2011, we entered into a Note Purchase Agreement to issue and sell $500 million private placement senior notes, split into two series: $250 million of 7 year notes that mature in 2018 at a rate of 3.69% and $250 million of 12 year notes that mature in 2023 at a rate of 4.32%. Both series are expected to be funded in November 2011. The proceeds are expected to be used for general corporate purposes, including partially funding the Nalco merger.

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

These measures are not in accordance with, or an alternative to GAAP, and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 31-33.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our 2011 Restructuring Plan initiatives, timing of the completion of the Nalco merger, the receipt of regulatory clearances for the Nalco merger, the form of and funding for consideration to be paid in the Nalco merger, timing of and uses for long-term debt issuances, contributions to pension and post-retirement health care benefit plans, tax deductibility of goodwill, amortization expense, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto, timing of hedged transactions, future cash flow and sources of funding and nonperformance of financial counterparties. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board, President and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 25, is incorporated herein by reference.

Item 1A.                                                  Risk Factors

In our report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 40 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to our risk factors disclosure.

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

The proposed merger presents certain risks to Ecolab’s business and operations prior to the closing of the merger, including, among other things, risks that:

•                  the merger and related transactions are subject to approval by the stockholders of both Ecolab and Nalco;

Risk Factors (continued)

•                  the merger is subject to the expiration or termination of waiting periods and receipt of clearances or approvals from various regulatory authorities, which may impose conditions that could have an adverse effect on Ecolab, Nalco or the combined company or, if not obtained, could prevent completion of the merger;

•                  any delay in completing the merger may reduce or eliminate the benefits expected to be achieved thereunder;

•                  the pendency of the merger could adversely affect the future business and operations of Ecolab and Nalco;

•                  uncertainties associated with the merger may cause a loss of management personnel and other key employees which could adversely affect the future business and operations of the combined company;

•                  if the merger does not qualify as a reorganization under Section 368(a) of the Internal Revenue Code, the stockholders of Nalco may be required to pay substantial U.S. federal income taxes and Nalco may be required to pay substantial corporate-level U.S. federal income taxes;

•                  failure to complete the merger could negatively impact the stock price and the future business and financial results of Ecolab;

•                  the merger agreement contains provisions that could discourage potential acquirers of Ecolab;

•                  if the merger is not completed by March 1, 2012, either Ecolab or Nalco may choose not to proceed with the merger; and

•                  we may encounter difficulty or high costs associated with securing financing.

In addition, certain risks will continue to exist after the closing of the merger, including, among other things, risks that:

•      the markets served and business operations of Nalco differ from Ecolab, and the combined business will have a different business mix than Ecolab’s business prior to the merger, presenting different operational risks and challenges;

•                  the combined company may be unable to integrate successfully the business of Ecolab and Nalco and realize the anticipated benefits of the merger;

•                  the combined company will have substantial indebtedness following the merger and the credit ratings of the combined company or its subsidiaries may be different from what the companies currently expect;

•                  the merger may involve unexpected costs, unexpected liabilities or unexpected delays;

•                  the businesses of the companies may suffer as a result of uncertainty surrounding the merger and disruptions from the transaction may harm relationships with customers, suppliers and employees;

Risk Factors (continued)

•                  the future results of the combined company will suffer if the combined company does not effectively manage its expanded operations following the merger;

•                  evaluation of, and estimation of potential losses arising from, lawsuits, claims, contingencies and legal proceedings could prove to be inaccurate;

•                  our actual financial position and results of operations may differ materially from the unaudited pro forma condensed combined financial information included the joint proxy statement/prospectus referred to below;

•                  future events may impact the combined company’s deferred tax position, including the utilization of foreign tax credits and undistributed earnings of international affiliates that are considered to be reinvested indefinitely;

•                  we will likely have to make additional contributions following completion of the merger to fund the combined company’s pension and other post-retirement benefit plans, including Nalco plans; contributions will negatively impact our cash flow; and

•                  we may incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded, each in connection with the merger or other completed or future acquisitions.

Certain of the above risks, as they relate to Ecolab as part of the combined company and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4 (Registration No. 333-176601), which was declared effective by the Securities and Exchange Commission on October 28, 2011. Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of Ecolab, Nalco and the combined company.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1-31, 2011	1,569	$55.04	0	17,949,558
August 1-31, 2011	3,665	$48.67	0	17,949,558
September 1-30, 2011	682	$53.06	0	27,949,558
Total	5,916	$50.87	0	27,949,558

(1)                    Includes 5,916 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                    The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                    As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1. As announced on May 5, 2011, our Board of Directors authorized the repurchase up to 15,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on September 6, 2011, our Board of Directors authorized a $1.0 billion share repurchase program, contingent upon consummation of the previously announced merger with Nalco Holding Company, expected to be completed by the end of 2012. At the same time, they authorized an additional 10 million shares also contingent upon the merger with Nalco. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.                                                             Exhibits

(a) The following documents are filed as exhibits to this report:

(2)                                       Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company — Incorporated by reference to Exhibit (2.1) of our form 8-K dated July 19, 2011.

(10)A.                    $2.0 billion 364-Day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents - Incorporated by reference to Exhibit (10.1) of our Form 8-K dated September 8, 2011.

      B.                        $1.5 billion 5-Year Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and swing line bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents - Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011.

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

ECOLAB INC.

Date:	October 31, 2011	By:	/s/John J. Corkrean
John J. Corkrean
Vice President & Corporate Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(2)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company	Incorporated by reference to Exhibit (2.1) of our form 8-K dated July 19, 2011

(10)A.

$2.0 billion 364-Day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated September 8, 2011

B.

$1.5 billion 5-Year Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and swing line bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents

Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(101)	Interactive Data File.	Filed herewith electronically