Form 10-K
period 2011-12-31
ECOLAB INC
filed 2012-02-28
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011	Commission File No. 1-9328

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  YES ☒  NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2011: $ 13,036,575,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $56.38 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2012: 291,269,964 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.               Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2011 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.               Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2012 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2011 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning items such as demographic trends and their impact on end-markets; focus areas and priorities; benefits from planned initiatives; margin compression from Nalco mix; outlook for growth; end-market trends and long-term potential; sales and earnings growth; special (gains) and charges; restructuring activity, timing and charges and associated cost savings; benefits of and synergies from the Nalco merger; bad debt experiences and customer credit worthiness; disputes, claims and litigation; environmental contingencies; returns on pension plan assets; currency gains and losses; investments; cash flow and uses for cash; business acquisitions; dividends; share repurchases, including the accelerated share repurchase program; debt repayments; pension and post-retirement medical contributions and benefit payments; liquidity requirements and borrowing methods; impact of credit rating downgrade; finalization of purchase accounting; new accounting pronouncements; tax deductibility of goodwill; non performance of counterparties; hedged transactions; and income taxes, including loss carry forwards, unrecognized tax benefits and uncertain tax positions.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

During 2011, we took the following actions to continue to build our business:

•                  In December 2010, subsequent to our 2010 year-end for international operations, we  completed the purchase of selected assets of the Cleantec business of Campbell Brothers Ltd. in Australia.  Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, food service, hospitality and commercial laundry markets.  The total purchase price was approximately $43 million, of which $2 million remains payable and was placed in an escrow account for indemnification purposes.  The business, which had annual sales of approximately $55 million, became part of our International segment during the first quarter of 2011.

•                  In February 2011, following the implementation of new business systems in Europe, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability.

•                  In March 2011, we purchased the assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the U.S.  The total purchase price was approximately $260 million, of which $26 million remains payable and was placed in an escrow account for indemnification purposes.  The business, which had annual sales of approximately $55 million, became part of our U.S. Cleaning & Sanitizing segment during the first quarter of 2011.

•                  On December 1, 2011, we completed the merger announced in July with Nalco Holding Company (“Nalco”).  Based in Naperville, Illinois, Nalco is the world’s leading water treatment and process improvement company, offering water management sustainability services focused on industrial, energy and institutional market segments.  Nalco sales were $4.3 billion in 2010. We issued 68.3 million shares of Ecolab stock and paid $1.6 billion in cash to Nalco shareholders in the merger.  The Nalco business will be operated under three new reportable segments:  Water Services, Paper Services and Energy Services.

Subsequent to our 2011 year-end, significant developments included:

•                              In December 2011, following our fiscal year-end for international operations, we completed the acquisition of Esoform, the largest independent Italian healthcare manufacturer focused on infection prevention and personal care.  Based outside of Venice, Italy, Esoform had annual sales of approximately $12 million, and will be included in our International reportable segment beginning in 2012.

•                              Also in December 2011, we completed the acquisition of the InsetCenter pest elimination business in Brazil.  Annual sales of the acquired business are approximately $6 million.  The business operations and staff will be integrated with our existing Brazil Pest Elimination business, and will be included in our International reportable segment beginning in 2012.

•                              In January 2012, we redeemed $1.7 billion of Nalco outstanding senior notes.

•                              Also in January 2012, we announced that we are undertaking a restructuring and other cost-saving actions in connection with the integration of the Nalco business, which will include a reduction of our global workforce and the streamlining of our supply chain footprint.  We expect total charges relating to these actions to be approximately $180 million and for the restructuring plan to be completed by the end of 2013.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments” in Note 16, located on pages 49 to 51 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  On December 1, 2011, Ecolab completed the Nalco merger creating the global leader in water, hygiene and energy technologies and services that provide and protect clean water, safe food, abundant energy and healthy environments.  The combined company develops and markets premium programs, products and services for the hospitality, foodservice, healthcare, industrial and energy markets in more than 160 countries.  Our cleaning and sanitizing programs and products, pest elimination services, and equipment maintenance and repair services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care, commercial facilities management and vehicle wash sectors.  Our technologies, chemicals and services are also used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining, and other industrial processes.

The following description of our business is based upon six reportable segments as reported in our consolidated financial statements for the year ended December 31, 2011, as incorporated by reference into

Part II of this Form 10-K.  Prior to the Nalco merger, we aggregated our twelve operating units into three reportable segments: U.S. Cleaning & Sanitizing, U.S. Other Services and International.  Effective with the Nalco merger, we continue to aggregate the legacy Ecolab operating units into the same three reportable segments and have added Nalco’s three legacy operating units (Water Services, Paper Services and Energy Services) as reportable segments to our reporting structure.

We pursue a “Circle the Customer — Circle the Globe” strategy by providing an array of programs, products and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Through this strategy and our varied product and service mix, one customer may utilize the products or services of several of our reportable segments.

LEGACY ECOLAB

United States Cleaning & Sanitizing Segment

Our “United States Cleaning & Sanitizing” segment is comprised of six operating units which provide cleaning and sanitizing products and programs to United States markets.

Institutional: Our Institutional Division sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), for on premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions, as well as food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries.  The Institutional Division also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities.  The Institutional Division develops various chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers.  In addition, the Institutional Division markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.

Our Institutional Division sells its products and programs primarily through Company-employed field sales personnel.  Corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers.  We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers for accounts that prefer to purchase through these distributors.  Many of these distributors also participate in marketing our product and service offerings to the end customers.  Through our Company-employed field sales and service personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers.

We believe that we are the leading supplier of chemical warewashing products and programs to institutions in the United States.

Food & Beverage:  Our Food & Beverage Division addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption.  The Food & Beverage Division provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors.  The Food & Beverage Division is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination.The Food & Beverage Division also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.  Products for use on farms are sold through dealers and independent, third-party distributors, while products for use in processing facilities are sold primarily by our corporate account and field sales employees.

We believe that we are one of the leading suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries in the United States.

Kay:  Our Kay business unit supplies cleaning and sanitizing chemical products and related items primarily to regional, national and international quick service restaurant (QSR) chains and to regional and national food retailers (i.e., supermarkets and grocery stores).  Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Kay” and “Ecolab” brand names.  Kay’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor costs and enhance user and guest safety.  A number of product dispensing options are available for products in the core product range.  Kay supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.

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

We believe that Kay is the leading supplier of chemical cleaning and sanitizing products to the QSR market segment and a leading supplier of chemical cleaning and sanitizing products to the food retail market segment in the United States.  While Kay’s customer base has grown over the years, Kay’s business remains largely dependent upon a limited number of major QSR chains and franchisees and large food retail customers.

Healthcare: Our Healthcare Division provides infection prevention and other healthcare related offerings to acute care hospitals, surgery centers, dental offices and veterinary clinics.  The Healthcare Division’s proprietary infection prevention products (hand hygiene, hard surface disinfectants, instrument cleaners, patient drapes, fluid control products, equipment drapes and surgical fluid, warming and cooling systems) are sold primarily under the “Ecolab” and “Microtek” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  The Healthcare Division’s Microtek Medical business is a leader in niche branded specialty surgical drapes and fluid control products.  The Healthcare Division’s recently acquired OR Solutions business is a leading developer and marketer of surgical fluid warming and cooling systems.  The Healthcare Division sells its products and programs primarily through Company-employed field sales personnel but also sells through healthcare distributors.

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

Vehicle Care:  Our Vehicle Care Division provides vehicle appearance products which include soaps, polishes, sealants, wheel and tire treatments and air fresheners.  The Vehicle Care Division sells to vehicle rental, fleet and consumer car wash and detail operations using brands that include Blue Coral®, Black Magic® and Rain-X®.

United States Other Services Segment

Our “United States Other Services” segment is comprised of two operating units:  Pest Elimination and Equipment Care (formerly GCS Service).  In general, these businesses provide service which can augment or extend our product offering to our business customers as a part of our “Circle the Customer” approach and, in particular, by enhancing our food safety capabilities.

Pest Elimination:  Our Pest Elimination Division provides services designed to detect, eliminate and prevent pests, such as rodents and insects, in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers.  The services of the Pest Elimination Division are sold and performed by Company-employed field sales and service personnel.  In addition, through our EcoSure Food Safety Management business, we provide customized on-site evaluations, training and quality assurance services to foodservice operations.

Equipment Care:  Our Equipment Care Division provides equipment repair and maintenance services for the commercial food service industry.  Repair services are offered for in-warranty repair, acting as the manufacturer’s authorized service agent, as well as after warranty repair. In addition, Equipment Care operates as a parts distributor to repair service companies and end-use customers.

International Segment

Our legacy Ecolab businesses directly operate in 74 countries outside of the United States through wholly-owned subsidiaries or, in the case of Venezuela, through a joint venture with a local partner.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

In general, our International businesses are similar to those conducted in the United States but are managed on a geographic basis.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations.  They are conducted in virtually all of our International locations and, compared to the United States, constitute a larger portion of the overall business.  Healthcare and Textile Care are also meaningful businesses in our International operations, particularly in Europe. Kay has sales in a number of International locations.  A significant portion of Kay’s international sales are to international units of United States-based quick service restaurant chains.  Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

Our Pest Elimination business continues to expand its geographic coverage.  We operate this business in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France and the United Kingdom.

Our other legacy Ecolab businesses are conducted less extensively internationally.  However, in general, most of the principal businesses conducted in the United States are also operated in Canada.

International businesses are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, international business laws and regulations, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of our International operations has historically been lower than the profitability of our businesses in the United States, due to (i) the smaller scale of International operations where many operating locations are smaller in size, (ii) the additional cost of operating in numerous and diverse foreign jurisdictions and (iii) higher costs of importing certain raw materials and finished goods in some regions.  Proportionately larger investments in sales, technical support and administrative personnel are also necessary in order to facilitate the growth of our International operations.

LEGACY NALCO

Water Services and Paper Services Segments

Our Water and Process Services business encompasses two reportable segments — Water Services, which focuses on customers across industrial and institutional markets, and Paper Services, serving the pulp and paper industries.  Within both segments, we provide water and process applications aimed at combining environmental benefits with economic gains for our customers.  Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality and production enhancement improvements also providing a key differentiating feature for many of our offerings.

Our offerings are organized according to the markets we serve so we can address the unique drivers faced by each market.  We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage, medium and light manufacturing and pulp and papermaking industries as well as institutional clients such as hospitals, universities, commercial buildings and hotels.  We provide integrated solutions to complex issues for our customers.  These solutions are often adapted on-site by our technical sales professionals, and our sales teams are supported by a variety of innovative service offerings. Our on-site experts, industry technical consultants and researchers develop appropriate solutions for a broad range of customer requirements, such as single process optimization, system-wide program implementation, troubleshooting or increasing efficiencies.  We provide numerous plant, process and application audits and surveys in water, energy or paper processing.  We offer consulting for all water use and discharge areas and make recommendations for improvements, cost reductions or efficiency improvements through our Advanced Recycle Technology programs.

Within our Water Services segment, our innovative treatment of cooling water, boiler water, influent, and wastewater, along with practical solutions for process improvements and pollutant control, create benefits for our customers.  Typically, these benefits are measured by reductions in total costs of operation and capital expenditure avoidance.

Our Paper Services segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel.

We have typically served our largest customers in Water and Process Services for 15 years or longer.  Our offerings are sold primarily by our field sales employees.

We believe that we have the leading market position among suppliers of products and services for chemical treatment applications for water and wastewater and that we are one of the leading suppliers of water treatment products and process aids to the pulp and papermaking industry.

Water Treatment Applications:  Our water treatment capabilities are applied across a broad array of industries, including those covered by our various industry focused business units.  The following descriptions include water treatment applications used across all of our segments.

Cooling Water Applications.  Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems.  Our 3D TRASAR® technology for cooling water is the world’s first automated system for simultaneous control of corrosion, scale and microbial fouling and contamination.

Boiler Water Applications.     Corrosion and scale buildup are the most common problems addressed by our boiler water treatment programs.  We have helped our customers overcome various boiler system challenges by providing integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance.  Our 3D TRASAR technology for boilers uses unique sensors such as the Nalco Corrosion Stress Monitor™ and is the only such offering available in the industry.

Raw Water/Potable Water Preparation.  Our programs assist customers making potable water or water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment.

Wastewater Applications.  Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness.  Nalco takes a holistic approach to integrated water system management, we identify innovative ways to isolate and treat particular waste streams.  We combine practical engineering approaches and hands-on knowledge of system operations to design, build, operate and/or maintain the optimal reuse solution for each application and customer.

Water Reuse and Recycling.  We have proprietary knowledge and tools to increase customers’ awareness of water usage in either an individual facility or across several facilities.  Additionally, we effectively document best practices across several regions and industries to benchmark consumption and also to identify key areas for conserving water and energy.

Pulp and Papermaking Applications:

Pulp Applications.  Our programs maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures.

Paper Applications.  Our paper process applications focus on the key business drivers that are critical to the success of our customers’ businesses.  We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments and improve their overall operational efficiency.  Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions.

Energy Services Segment

Our Energy Services Division provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries.  In addition to recovery, production and process enhancements, we deliver a full range of water treatment offerings to refineries and petrochemical plants.  Our upstream process applications improve oil and gas recovery and production, extend production equipment life and decrease operating costs through services that include scale, paraffin and corrosion control, oil and water separation, and gas hydrate management solutions.  Our downstream process applications increase refinery and petrochemical plant efficiency and the useful life of customer assets, while improving refined and petrochemical product quality and yields.  We continue to emphasize safety and environmental leadership in our product development and implementation efforts.  Our customers include nearly all of the largest publicly traded oil companies.  Our Energy Services offerings are sold primarily by our corporate account and field sales employees.

The Energy Services Division is divided into an Upstream group composed of our Adomite, Oil Field Chemicals and Enhanced Oil Recovery businesses and a Downstream refinery and petrochemical processing service business.  We believe that our Energy Services Division enjoys a leading market position in the markets it serves.

Well Stimulation and Completion:  Our Adomite group offers a range of product solutions specifically designed to enhance performance even in the most severe environments.  We supply chemicals for the cementing, drilling, fracturing and acidizing phases of well drilling and stimulation.  Our integrated approach to product development combines marketing and research efforts supported with process simulation, pilot plants and full-scale manufacturing capabilities.  Importantly, we are committed to the development of sustainable solutions to meet the demanding environmental requirements in the industry.

Oilfield Applications:  Our Oilfield Chemicals business provides solutions to the oil and gas production sector.  We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, and heavy oil and bitumen upgrading.  Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the lifecycle of their assets.  Starting with the design/capital investment phase to asset decommission, a lifecycle approach to chemical solutions and services help our customers minimize risk, achieve their production targets and maximize profitability.

Our Asset Integrity team uses processes and technologies to help producers mitigate corrosion. We work with our customers to utilize state-of-the-art laboratory methods to design best-in-class chemistries to mitigate corrosion of the equipment, and we monitor oil and gas systems to track the success of corrosion mitigation programs.  We also deploy the latest molecular monitoring tools to measure and control microbiological influenced corrosion and provide environmentally friendly chemistries worldwide.

Enhanced Oil Recovery:  Our TIORCO® business globally markets custom-engineered chemical solutions that increase production of crude oil and gas from existing fields.  TIORCO integrates enhanced oil recovery (“EOR”) processes by leveraging polymer and reservoir expertise, our extensive reach in global upstream energy markets and, through a joint venture with Stepan Company, Stepan’s global surfactant technology and manufacturing capabilities.  TIORCO also leverages our water treatment expertise and allows us to complete this one-stop-shop EOR solution package to exploration and production companies globally.  Services include: reservoir screening, target validation, laboratory and reservoir simulation work, secondary flood optimization, tertiary recovery flood design and implementation and when needed, a produced water treatment solution.

Downstream Refining Applications:  Our industry-focused sales engineers provide process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons.  Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining opportunity crudes.

Our total systems approach to water and process enables our customers to minimize energy use on the utilities side. With advances in monitoring, chemistry and application, 3D TRASAR technology for cooling water has reduced shutdowns for customers, resulting in maximum operational efficiency.  The rollout of 3D TRASAR Boiler Technology began in 2010 and permits our customers to enjoy increased boiler system reliability, reduced total cost of operation, and significant energy and water savings are key benefits delivered by this state-of-the-art technology.

Clean fuels regulations require drastic reduction in the level of sulfur allowed in fuels. Our H2S Scavengers, such as the SULFA-CHECK® system, help our customers to comply with all regulatory standards.  We offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping.  In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages.

Downstream Chemical Processing Applications:  We work with customers globally to overcome the increasing challenges associated with capacity increases, plant revamps and constantly changing feedstocks.  Our customized process and water treatment programs are delivered by onsite technical experts who are focused on providing improved system reliability, reduced total cost of operations, environmental compliance, sustainability in the form of energy and water savings and reduced carbon emissions.

Water Treatment Applications:  We provide total water management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment.  See “ — Water Services and Paper Services Segments — Water Treatment Applications.”

Additional Information

Competition:  Our Legacy Ecolab business units have two significant classes of competitors.  First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale.  Second, all of these business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments.  Our objective is to achieve a significant presence in each of our business markets.  In general, competition is based on customer support, product performance and price.  We believe we compete principally by providing superior value, premium customer support and differentiated products to help our customers protect their brand reputation.  We create value by providing state-of-the-art cleaning, sanitation, water treatment and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on ways to lower operating costs and helping them comply with safety, environmental and sanitation regulations.  In addition to our consultative approach, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation programs to our customers and to provide that level of customer support to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Legacy Nalco’s water management and process improvement service business units compete on the basis of their demonstrated value, technical expertise, chemical formulations, consulting services, detection equipment, monitoring services, and dosing and metering equipment.  In general, the markets in which the business units compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions.  The market for water treatment chemicals is highly fragmented, but is led by Nalco.  Four other companies are present in at least two of the major geographic regions of the globe, with one present in all regions.  These global or regional service providers tend to focus either on a limited geographic region or a smaller subset of products and services.  The remainder of the market is comprised of local competitors.  Collectively, local players have the largest share of the market, but are individually much smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

The market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented.  We are one of the leading suppliers with four other multi-nationals having significant presence.  The remainder of the market is comprised of smaller, regional participants.

The largest participants in the energy services sector are Nalco and three other multi-nationals.  The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

Sales: Products, systems and services are primarily marketed in domestic and international markets by Company-trained field sales personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs.  Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the six reportable segments above.

Number of Employees: We had approximately 40,200 employees as of December 31, 2011.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer.  Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our 2011 consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.  We sell two classes of products which constituted 10 percent or more of consolidated sales in any of the last three years.  Sales of warewashing products were approximately 18% of consolidated 2011 sales, and approximately 19% in both 2010 and 2009.  In addition, through our

Institutional and Textile Care businesses around the world, we sell laundry products and provide customer support to a broad range of laundry customers.  Sales of laundry products were approximately 10% of consolidated net sales in 2011 and 2010 and 11% in 2009.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark except patents related to our TRASAR and 3D TRASAR technology, which are material to our Water Services and Paper Services segments, and trademarks related to Ecolab, Nalco Company and 3D TRASAR. The Ecolab trademarks are material to the legacy Ecolab segments and the Nalco trademarks are material to the legacy Nalco segments. The 3D TRASAR trademarks predominantly relate to our Water Services and Paper Services segments. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Ecolab, Nalco Company and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

Seasonality:  We do experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments.  Note 17, entitled “Quarterly Financial Data” located on page 51 of the Annual Report, is incorporated herein by reference.

Working Capital:  We have invested in the past, and will continue to invest in the future, in merchandising and customer equipment consisting primarily of systems used by customers to dispense our products as well as to monitor water systems.  Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-operated manufacturing facilities. Some products are also produced for us by third-party contract manufacturers.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 24 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and third-party logistics service providers.  We use common carriers, our own delivery vehicles, and distributors for transport.  Additional information on our plant and distribution facilities is located beginning at page 24 of this Form 10-K under the heading “Properties.”

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, amines, fatty acids, surfactants, solvents, monomers and polymers.  Our Healthcare Division purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets.  Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  We purchase more than 8,000 raw materials, with the largest single raw material representing less than 3% of raw material purchases.  Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally.  When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels.

Research and Development:  Our research and development program consists principally of devising and testing new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, evaluating the environmental compatibility of products and technical support. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering, remote monitoring engineering and product dispensing technology.  Substantially all of our principal products have been developed by our research, development and engineering personnel. At times, technology has also been licensed from third parties to develop offerings.

We believe that continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Note 13, entitled “Research Expenditures” located on page 42 of the Annual Report, is incorporated herein by reference.

Joint Ventures:  Over time, our Nalco businesses have entered into general partnerships or joint ventures for limited scope business opportunities.  In 2004 Nalco entered into a joint venture with Katayama Chemical, Inc., or KCI, for the marketing and sale of our water treatment and process chemicals in Japan. KCI is a leading participant in these markets in Japan and the venture permits the combination of our broad product portfolio with KCI’s strong market presence.  This joint venture does not include manufacturing, research and administrative resources, which are provided to the joint venture by the parents. In 2008 we formed a joint venture with Stepan Company operating under the TIORCO brand to globally market custom-engineered chemical solutions for increased production of crude oil and gas from existing fields.  The joint venture is equally owned and controlled by Nalco and Stepan.  The two partners will capture most of the value generation directly.  Nalco has a joint venture with Siemens Water Technologies Inc., Treated Water Outsourcing, to pursue process water treatment outsourcing projects and to supply standard water treatment equipment packages with our chemicals and service offerings.  Additionally, we maintain longstanding partnerships in Saudi Arabia and in Spain.  In 2010, Nalco formed new joint ventures in South Africa with a subsidiary of Protea Chemicals and in Russia with a subsidiary of Lukoil. We also maintain joint ventures in jurisdictions requiring local participation in our business.  We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

Environmental and Regulatory Considerations:  Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health.  While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses.  Among the risks are costs associated with transporting and managing hazardous materials and waste disposal and plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls and reformulations.  Similarly, the need for certain of our products and services is dependent upon or might be limited by governmental laws and regulations.  Changes in such laws and regulations, including among others, air pollution regulations and regulations relating to oil and gas production (including those related to hydraulic fracturing), could impact the sales of some of our products or services.  In addition to an increase in costs of manufacturing and delivering products, a change in production regulations or product regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.  Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California.  Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts, Minnesota and Oregon.  Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in 2011 were considered by several other state legislatures.  Cleaning product ingredient disclosure legislation was re-introduced in the U.S. Congress in 2011 but did not pass, and several states including California and New York are considering further regulations in this area.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

TSCA:  Re-authorization of the Toxic Substances Control Act (“TSCA”) and an update of the chemicals on the TSCA Inventory (the so-called “reset” of the TSCA Inventory) are being discussed in the U.S. Congress.  The U.S. Environmental Protection Agency (EPA) is also more aggressively using the existing TSCA tools to manage chemicals of concern.  We anticipate that compliance with new requirements under TSCA could be similar to the costs associated with REACH in the European Union, which is discussed below.

REACH:  The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”).  It established a new European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe.  We have met the pre-registration requirements of REACH, the 2010 registration deadline, and are on track to meet the upcoming registration deadlines and requirements in 2013 and beyond.  To help manage this new program, we are simplifying our product line and working with chemical suppliers to comply with registration requirements.  The impact of REACH will also be felt by our competitors. Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect our consolidated results of operations or cash flows in any one reporting period or our financial position.

GHS:  In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation, and a few countries already have done so. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels, and we are working toward a phased-in approach to mitigate the costs of GHS implementation.  The impact of GHS will also be felt by our competitors.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or our financial position.

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain several hundred product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3 million in 2011 and 2010.

In Europe, the Biocidal Product Directive (“BPD”) established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage requirements associated with the BPD, and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the multi-year BPD phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period or our financial position.

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

FDA Antimicrobial Product Requirements: Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals and foods.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food. The FDA codifies “Good Manufacturing Practices” for these products in order to ensure product quality, safety and effectiveness.  The FDA also has been expanding requirements applicable to such products, including proposing regulations in a Tentative Final Monograph for Healthcare Antiseptic Drug Products dated June 17, 1994, which may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Medical Device and Drug Product Requirements:  As a manufacturer and marketer of medical devices, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products.  These regulations govern the development, testing, manufacturing, packaging, labeling and marketing of medical devices.  We also are required to register with the FDA as a device manufacturer and to comply with the FDA’s Quality System Regulations, which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities.  Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark”, an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., ISO standard 13485).  We have CE mark approval to sell various medical device products in Europe.  Our other international non-European operations also are subject to government regulation and country-specific rules and regulations.  Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products.  No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $10 million in 2011 and $6 million in 2010.  Approximately $16 million has been budgeted globally for projects in 2012.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly applies to Ecolab at the present time; however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab is committed to reducing its carbon footprint.  To help manage risks from GHG emissions and identify cost-effective reduction opportunities, Ecolab joined U.S. EPA’s Climate Leaders program in 2005.  Though EPA announced in 2010 that it was dissolving the program, Ecolab has continued with much of its work to reduce its carbon footprint.  For example, Ecolab has developed a GHG inventory of the six major greenhouse gases and reported progress against Ecolab’s goal of reducing GHG emissions by 20% per dollar sales from 2006 to 2012.  We are currently evaluating what impact the recent Nalco merger will have on our ability to achieve this goal.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 27 sites in the United States. Additionally, we have similar liability at five sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributes hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

We have also been named as a defendant in lawsuits where our products have not caused injuries, but the claimants wish to be monitored for potential future injuries. We cannot predict with certainty the outcome of any such tort claims or the involvement we or our products might have in such matters in the future and there can be no assurance that the discovery of previously unknown conditions will not require significant expenditures. In each of these chemical exposure cases, our insurance carriers have accepted the claims on our behalf (with or without reservation) and our financial exposure should be limited to the amount of our deductible; however, we cannot predict the number of claims that we may have to defend in the future and we may not be able to continue to maintain such insurance.

We have also been named as a defendant in a number of lawsuits alleging personal injury due to exposure to hazardous substances, including multi-party lawsuits alleging personal injury in connection with our products and services.  While we do not believe that any of these suits will be material to us based upon present information, there can be no assurance that these environmental matters could not have, either individually or in the aggregate, a material adverse effect on our consolidated results of operations, financial position or cash flows.

Our worldwide net expenditures for contamination remediation were approximately $1 million in both 2011 and 2010.  Our worldwide accruals at December 31, 2011 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $5 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments” in Note 16, located on pages 49 to 51 of the Annual Report, is incorporated herein by reference.

Item 1(e) Available Information.

Our Internet address is www.ecolab.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, are available free of charge on our website www.ecolab.com/investor as soon as reasonably practicable after such material is filed with, or furnished to, the Securities and Exchange Commission.

In addition, the following governance materials are available on our website at www.ecolab.com/investors/corporate-governance: (i) charters of the Audit, Compensation, Finance, Governance and Safety, Health and Environment Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct, Code of Ethics for Senior Officers and Finance Associates and the Nalco Code of Ethical Business Conduct.

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

Name	Age	Office	Positions Held Since Jan. 1, 2007

Douglas M. Baker, Jr.	53	Chairman of the Board and Chief Executive Officer	Dec. 2011 - Present

		Chairman of the Board, President and Chief Executive Officer	Jan. 2007 — Nov. 2011

Larry L. Berger	51	Executive Vice President and Chief Technical Officer	Oct. 2011 - Present

		Senior Vice President and Chief Technical Officer	Apr. 2008 — Sept. 2011 (1)

John J. Corkrean	46	Senior Vice President and Corporate Controller	Oct. 2011 - Present

		Vice President and Corporate Controller	Apr. 2008 — Sept. 2011

		Vice President and Treasurer	Jan. 2007 — Mar. 2008

Name	Age	Office	Positions Held Since Jan. 1, 2007

Steven L. Fritze	57	Chief Financial Officer	Feb. 2008 — Present

		Executive Vice President and Chief Financial Officer	Jan. 2007 — Jan. 2008

J. Erik Fyrwald	52	President	Dec. 2011 — Present (2)

Thomas W. Handley	57	Senior Executive Vice President and President — Global Food & Beverage and Asia Pacific Latin America	Oct. 2011 — Present

		President, Global Food & Beverage and APLA Sectors	Jan. 2011 — Sep. 2011

		President, Global Food & Beverage	Sep. 2009 — Dec. 2010

		President — Industrial and Services North America Sector	Dec. 2007 — Aug. 2009

		Executive Vice President — Industrial Sector	Jan. 2007 — Nov. 2007

Michael A. Hickey	50	Executive Vice President and President — Institutional	Aug. 2011 — Present

		Executive Vice President Global Services Sector	Jan. 2011 — Jul. 2011

		Executive Vice President, Service Sector	Jan. 2010 — Dec. 2010

		Senior Vice President — Global Business Development and General Manager GCS Service	Jan. 2009 — Dec. 2009

		Senior Vice President — Global Business Development	Jan. 2007 — Dec. 2008

Phillip J. Mason	61	Executive Vice President and President - EMEA	Oct. 2011 - Present

		President — EMEA Sector	Jul. 2010 — Sep. 2011

		President — International Sector	Dec. 2007 — Jun. 2010

		Executive Vice President — Asia Pacific and Latin America	Jan. 2007 — Nov. 2007

Michael L. Meyer	54	Executive Vice President — Human Resources	Oct. 2011 — Present

		Senior Vice President-Human Resources	Feb. 2008 — Sep. 2011(3)

James A. Miller	55	Executive Vice President and President — Global Services and Specialty	Oct. 2011 - Present

		President, Global Services and Specialty Sectors	Jan. 2011 — Sep. 2011

		President, Specialty & Services Sector	Sep. 2009 — Dec. 2010

		President — Institutional North America Sector	Dec. 2007 — Aug. 2009

		Executive Vice President — Institutional Sector North America	Jan. 2007 — Nov. 2007

Name	Age	Office	Positions Held Since Jan. 1, 2007

Timothy P. Mulhere	49	Executive Vice President and President — Global Healthcare	Feb. 2012 — Present

		Senior Vice President and General Manager — Food & Beverage North America	Apr. 2008 — Jan. 2012

		Senior Vice President and General Manager — Healthcare North America	Jan. 2007 — Mar. 2008

James J. Seifert	55	Executive Vice President, General Counsel and Secretary	Oct. 2011 — Present

		General Counsel & Secretary	May 2010 — Sep. 2011(4)

Gregory E. Temple	53	Executive Vice President and Chief Supply Chain Officer	Apr. 2011 — Present (5)

(1)	Prior to joining Ecolab in 2008, Dr. Berger spent 22 years with E.I. du Pont de Nemours and Company, most recently as Chief Technical Officer for du Pont Nonwovens.

(2)

Prior to joining Ecolab in 2011 upon closing of the Nalco merger, Mr. Fyrwald was Chairman of the Board, President and Chief Executive Officer of Nalco Holding Company since February 2008. From 2003 to 2008, Mr. Fyrwald served as Group Vice President of the Agriculture and Nutrition Division of E.I. du Pont de Nemours and Company.

(3)

Prior to joining Ecolab in 2008, Mr. Meyer was employed for 24 years by Abbott Laboratories, most recently as Vice President Vascular Business Latin America and Canada. Mr. Meyer’s management and executive experience includes 22 years in Human Resources and assignments in Canada and Hong Kong.

(4)	Prior to joining Ecolab in 2010, Mr. Seifert was Vice President, General Counsel and Secretary of Bemis Company, Inc. since 2002.

(5)	Prior to joining Ecolab in 2011, Mr. Temple was Corporate Vice President, Global Supply Chain for Avery Dennison Corporation since 2007.

Item 1A. Risk Factors.

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. See the section entitled Forward-Looking Statements located on page 1 of this Form 10-K.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements including those made in oral presentations, including telephone conferences and/or webcasts open to the public.

Except as may be required under applicable law, we undertake no duty to update our Forward-Looking Statements.

We may be unable to integrate Nalco successfully and realize the anticipated benefits of the merger:  On December 1, 2011, we completed the Nalco merger.  The merger involves the combination of two companies that historically operated as independent public companies.  We will need to devote significant management attention and resources to integrating the business and operations of Nalco. Potential difficulties that we may encounter as part of the integration process, which may preclude us from realizing the anticipated benefits of the merger, including expected synergies, include the following:

•                  complexities associated with managing the combined businesses, including the challenge of integrating complex information technology systems, communications systems, financial reporting systems, supply chain and procurement arrangements and other assets of Nalco in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•                  the possibility that our businesses may suffer as a result of uncertainty surrounding the impact of the integration on employees and customers;

•      potential unknown liabilities in the legacy Nalco business or arising out of the integration;

•                  unforeseen increased expenses or delays associated with the integration;

•                  the inability to successfully combine the businesses of Ecolab and Nalco in a manner that permits us to achieve the full revenue and cost synergies anticipated to result from the merger;

•                  problems that may arise in integrating the workforces of the two companies, including the possible loss of key employees;

•                  potential problems in maintaining and integrating effective disclosure controls and procedures and internal control over financial reporting for the combined company;

•                  the lack of depth of personnel or other resources to pursue other potential business opportunities, such as possible acquisition opportunities; and

•                  the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the merger or could reduce the combined company’s earnings or otherwise adversely affect the business and financial results of the combined company.

In addition, with approximately $4.7 billion in sales in 2011 and approximately 13,700 employees, the merger of Nalco’s business with Ecolab has increased the size of our business significantly. Our future success depends, in part, upon our ability to manage this expanded business. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings, revenue enhancements and other benefits anticipated from the merger.

We depend on key personnel to lead our business:  Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees. This is even more crucial following the Nalco merger as important resources are shifted to planning and executing key integration initiatives as well as cost and growth synergies.  During this stage in the integration, experienced business and financial leaders and experts are critical to the success of the merger.  Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

Our results can be adversely affected by difficulties in securing the supply of certain raw materials or by fluctuations in the cost of raw materials:  The prices of raw materials used in our business can fluctuate from time to time, and in recent years we have experienced periods of increased raw material costs. Changes in raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can adversely affect our consolidated results of operations, financial position or cash flows. In addition, volatility and disruption in economic activity and conditions could disrupt or delay the performance of our suppliers and thus impact our ability to obtain raw materials at favorable prices or on favorable terms, which may adversely affect our business.

If we are unsuccessful in executing on key business initiatives, our business could be adversely affected:  In addition to the Nalco merger, we continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, in February 2011 we announced various initiatives to capture financial and operational benefits in our European business, in part, by leveraging our new ERP system, and to improve our competitiveness in the region.  Those initiatives remain in progress, and the Nalco integration activities could impact our ability to timely execute these initiatives.  If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the foodservice, hospitality, travel, health care, food processing, pulp and paper and energy industries, can adversely impact our end-users.  In recent years, the weak global economic environment, particularly in the United States and Europe, have negatively impacted many of our end-markets.  Further decline in economic activity may continue to adversely affect these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future.  In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets.  In 2011, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar.  Further turmoil in the European Union’s sovereign debt market, or a similar financial crisis, could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the euro versus the U.S. dollar, resulting in reduced sales and earnings from our European operations, which are generated in euros and other European currencies, and then translated to U.S. dollars.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability: We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 160 countries and, in 2011, approximately 49% of our net sales originated outside the United States.  Some of our business is conducted in politically unstable countries. There are inherent risks in our international operations, including:

•                  exchange controls and currency restrictions;

•                  currency fluctuations and devaluations;

•                  tariffs and trade barriers;

•                  export duties and quotas;

•                  changes in local economic conditions;

•                  changes in laws and regulations;

•                  difficulties in managing international operations and the burden of complying with foreign laws;

•                  exposure to possible expropriation, nationalization or other government actions;

•                  restrictions on our ability to repatriate dividends from our subsidiaries;

•                  unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and

•                  countries whose governments have been hostile to U.S.-based businesses.

Our international operations also expose us to different local political and business risks and challenges. For example, in certain countries we are faced with periodic political issues that could result in difficulties in collecting receivables or realizing other assets, currency risks or the risk that we are required to include local ownership or management in our businesses. Also, because of uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights, we face risks in some countries that our intellectual property rights and contract rights would not be enforced by local governments. We are also periodically faced with the risk of economic uncertainty, which has impacted our business in some countries. Other risks in international business also include difficulties in staffing and managing local operations, including our obligations to design local solutions to manage credit risk to local customers and distributors.

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act. We have internal policies relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the reckless acts of employees or representatives, and violations of such laws could result in investigations of the Company and sanctions.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, legal and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could adversely affect our consolidated results of operations, financial position or cash flows.

Our business depends on our ability to comply with laws and governmental regulations, and we may be adversely affected by changes in laws and regulations:  Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices which would adversely affect our consolidated results of operations, financial position or cash flows.

Our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of our COREXIT dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs: Our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of our COREXIT dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs. On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested our indirect subsidiary, Nalco Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government. Prior to the incident, Nalco and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

Nalco Company is a defendant in five putative class action lawsuits relating to the use of our COREXIT dispersant in the Gulf of Mexico in response to the Deepwater Horizon oil spill. The actions, as currently pleaded, allege several causes of action, including negligence and gross negligence. The plaintiffs in these actions seek, among other things, compensatory and punitive damages, medical monitoring and attorneys’ fees and costs. In addition, Nalco Company is a defendant in fifteen civil actions brought by individual plaintiffs that contains factual allegations substantially similar to the putative class action lawsuits against Nalco Company, with the addition of claims of nuisance, trespass, battery, and strict liability for the physical injuries and property damage allegedly sustained by the plaintiffs. The plaintiffs in those actions seek, among other things, compensatory and punitive damages, and attorneys’ fees and costs.

All but two of these cases have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). Pursuant to orders issued in the MDL, the claims have been consolidated in several master complaints, including one naming Nalco and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). At this time, we do not know how many cases will be in the B3 Bundle. A tentative list of cases includes fifteen cases (including some putative class actions) in the B3 Bundle. Six cases previously filed against Nalco are not included in the B3 Bundle.  The two cases that have not been consolidated in the MDL are pending in state court in Mississippi and Louisiana.

Nalco Company, the incident defendants and the other responder defendants have been named as third party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against Nalco Company and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, Nalco Company filed counterclaims against the Cross Claimants. In its counterclaims, Nalco Company generally alleges that if it is found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, it is entitled to contribution or indemnity from the Cross Claimants.

We believe the claims against Nalco are without merit and intend to defend these lawsuits vigorously. We also believe that we have rights to contribution and/or indemnification (including legal expenses) from third parties. However, we cannot predict the outcome of these lawsuits, the involvement we might have in these matters in the future or the potential for future litigation. Accordingly, these lawsuits could have a material adverse affect on our consolidated results of operation, financial position and cash flows.

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

We have substantial indebtedness following the Nalco merger which will impact our financial flexibility: As of December 31, 2011, we had net debt of $5.8 billion.  Our substantial indebtedness may adversely affect our business, consolidated results of operations and financial position including in the following respects:

•                  requiring us to dedicate a substantial portion of our cash flows to debt service obligations, thereby potentially reducing the availability of cash flows to pay cash dividends and to fund working capital, capital expenditures, acquisitions, investments and other general operating requirements and opportunities;

•                  limiting our ability to obtain additional financing to fund our working capital requirements, capital expenditures, acquisitions, investments, debt service obligations and other general operating requirements;

•                  placing us at a relative competitive disadvantage compared to competitors that have less debt;

•                  limiting flexibility to plan for, or react to, changes in the businesses and industries in which we operate, which may adversely affect our operating results and ability to meet our debt service obligations; and

•                  increasing our vulnerability to adverse general economic and industry conditions.

In addition, approximately $1.0 billion of our debt is floating rate debt.  A one percentage point increase in the average interest rate on our floating rate debt would increase future interest expense by approximately $10 million per year.  Accordingly a significant spike in interest rates would adversely affect our consolidated results of operations and cash flows.

If we incur additional indebtedness, the risks related to our substantial indebtedness may intensify.

We may be subject to information technology system failures, network disruptions and breaches in data security:  We rely to a large extent upon sophisticated information technology systems and infrastructure. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

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

Consolidation of our customers and vendors can affect our results:  Customers and vendors in the foodservice, hospitality, travel, healthcare, food processing and pulp and paper industries as well as other industries we serve have consolidated in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and consolidated results of operations.

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

We will incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the merger:  The Nalco merger is treated as an acquisition of Nalco by Ecolab for accounting purposes. Both Ecolab and Nalco have in the past expanded their operations through other acquisitions and joint ventures involving businesses owned by third parties. Ecolab expects to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill.  Our merger with Nalco resulted in goodwill of $4.4 billion which will ultimately be maintained in separate reporting units. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. If we determine that any of the assets or goodwill recorded in connection with the Nalco merger or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could adversely affect our consolidated results of operations and financial position.

Future events may impact our deferred tax position, including the utilization of foreign tax credits and undistributed earnings of international affiliates that are considered to be reinvested indefinitely:  We evaluate the recoverability of deferred tax assets and the need for deferred tax liabilities based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Changes to the valuation allowance or the amount of deferred tax liabilities could adversely affect our consolidated results of operations or financial position.  Further, should the Company change its assertion regarding the permanent reinvestment of the undistributed earnings of international affiliates, a deferred tax liability may need to be established.

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

Item 2.  Properties.

Our manufacturing philosophy is to manufacture products wherever an economic, process or quality assurance advantage exists or where proprietary manufacturing techniques dictate in-house production. Currently, most products that we sell are manufactured at our facilities.  We position our manufacturing locations and warehouses in a manner to permit ready access to our customers.

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our businesses, although the businesses constituting the United States Other Services segment purchase the majority of their products and equipment from outside suppliers.  Our chemical production process consists of blending and packaging powders and liquids, casting solids and reaction chemistry.  Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment systems.

The following table profiles our main manufacturing facilities with ongoing production activities. In general, with respect to our legacy Ecolab businesses, manufacturing facilities located in the United States serve the “United States Cleaning & Sanitizing” segment and facilities located outside of the United States serve the “International” segment. However, certain of these United States facilities do manufacture products for export which are used by the International segment. The facilities having export involvement are marked with an asterisk (*).  With respect to the legacy Nalco facilities, each of these facilities serve the legacy Nalco segments and manufacture product for export.

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
UNITED STATES CLEANING AND SANITIZING SEGMENT
Joliet, IL *	610,000	Solids, Liquids, Emulsions, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids, Emulsions	Owned
Martinsburg, WV	228,000	Liquids, Emulsions, Waxes	Owned
Greensboro, NC	193,000	Solids, Liquids, Powders	Owned
San Jose, CA	175,000	Liquids	Owned
McDonough, GA*	141,000	Solids, Liquids, Emulsions	Owned

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids, Emulsions	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL *	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX *	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased
INTERNATIONAL SEGMENT
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Brisbane, AUSTRALIA	131,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Mississauga, CANADA	120,000	Liquids	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Mullingar, IRELAND	74,000	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Sao Paulo, BRAZIL	62,000	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,000	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	53,000	Liquids	Leased
Guangzhou, CHINA	50,000	Liquids, Powders	Leased
Baglan, UNITED KINGDOM	50,000	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	27,000	Liquids, Powders	Owned
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Seoul, SOUTH KOREA	22,000	Liquids, Powders	Owned
Acuna, MEXICO	21,000	Medical Devices	Leased

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Racibor, POLAND	20,000	Liquids	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	8,000	Liquids, Powders	Owned
WATER SERVICES, PAPER SERVICES AND ENERGY SERVICES SEGMENTS
United States
Sugar Land, TX	350,000	Reactions and Blending	Owned
Clearing, IL	270,000	Reactions and Blending	Owned
Elwood City, PA	222,000	Reactions and Blending	Owned
Garyville, LA	122,000	Reactions and Blending	Owned
Tulsa, OK	62,000	Reactions and Blending	Owned
Carson, CA	60,000	Reactions and Blending	Owned
Freeport, TX	43,000	Reactions and Blending	Owned
Evansville, WY	25,000	Blending	Owned
Odessa, TX	25,000	Blending	Owned
Texarkana, TX	21,000	Blending	Owned
Scott, LA	18,000	Blending	Owned
Montgomery, AL	17,000	Blending	Owned
Port Allen, LA	15,000	Blending	Owned
Vancouver, WA	14,000	Blending	Owned
International
Weavergate, UNITED KINGDOM	222,000	Blending	Owned
Burlington, ONTARIO	136,000	Reactions and Blending	Owned
Biebesheim, GERMANY	109,000	Reactions and Blending	Owned
Suzano, BRAZIL	87,000	Reactions and Blending	Owned
Cisterna, ITALY	80,000	Reactions and Blending	Owned
Botany, AUSTRALIA	68,000	Reactions and Blending	Owned
Nanjing, CHINA	60,000	Reactions and Blending	Owned
Citeureup, INDONESIA	53,000	Blending	Owned
Calamba, PHILIPPINES	50,000	Blending	Owned
Konnagar, INDIA	48,000	Reactions and Blending	Owned
Tesjoki, FINLAND	43,000	Reactions and Blending	Owned
Rayong, THAILAND	38,000	Blending	Owned
Fawley, UNITED KINGDOM	37,000	Reactions and Blending	Owned
Hu Kou, TAIWAN	34,000	Blending	Owned

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Lerma, MEXICO	32,000	Reactions and Blending	Owned
Pilar, ARGENTINA	30,000	Reactions and Blending	Owned
Celra, SPAIN	27,000	Reactions and Blending	Owned
Soledad, COLOMBIA	27,000	Reactions and Blending	Owned
Nisku, Alberta, CANADA	26,000	Blending	Owned
Singapore, SINGAPORE	25,000	Reactions and Blending	Owned
Yangsan, KOREA	22,000	Reactions and Blending	Owned
Suzhou, CHINA	18,000	Reactions and Blending	Owned
Kwinana, AUSTRALIA	18,000	Reactions and Blending	Owned
Auckland, NEW ZEALAND	13,000	Blending	Owned
Anaco, VENEZUELA	10,000	Reactions and Blending	Owned
Quilicura, CHILE	6,000	Blending	Owned
Alexandria, EGYPT	5,000	Blending	Owned
Dammam, SAUDI ARABIA	5,000	Blending	Owned

Generally, our manufacturing facilities are adequate to meet our existing in-house production needs.  We continue to invest in our plant sites to maintain viable operations and to add capacity as necessary to meet business imperatives. A new manufacturing plant and distribution center near Shanghai, China is under construction with a planned start up in 2012.  In addition, plans are under review with respect to the construction of a new plant in Asia to primarily serve our Energy Services business.

Most of our manufacturing plants also serve as distribution centers. In addition, we operate distribution centers around the world, most of which are leased, and utilize third party logistics service providers to facilitate the distribution of our products and services.

Ecolab’s corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through 2013. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2019 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. A 90 acre campus in Eagan, Minnesota is owned and provides for future growth. The Eagan facility houses a significant research and development center and a data center as well as several of our administrative functions.

We also have a significant business presence in Naperville, Illinois, where our Water and Process Services business maintains its principal administrative offices and research center.  These facilities are leased.  Our Energy Services business maintains administrative and research facilities in Sugar Land, Texas.  Significant regional administrative and/or research facilities are located in  Leiden, Netherlands, Campinas, Brazil, and Pune, India, which we own, and in Düsseldorf, Germany,  Singapore,  Shanghai, China, and Zurich, Switzerland, which we lease.     We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on pages 42 - 44 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2011 and 2010 were as follows:

	2011		2010
Quarter	High	Low	High	Low
First	$51.08	$46.80	$47.40	$40.66
Second	$56.45	$49.97	$49.70	$44.10
Third	$57.19	$43.81	$51.23	$44.66
Fourth	$58.13	$47.27	$52.46	$46.64

The closing Common Stock price on the New York Stock Exchange February 1, 2012 was $60.61.

Holders:  On February 1, 2012, we had 4,772 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 75 consecutive years. Quarterly cash dividends of $0.155 per share were declared in February, May and August 2010. Cash dividends of $0.175 per share were declared in December 2010, and February, May and August 2011. A dividend of $0.20 per share was declared in December 2011.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2011	78,386	$50.5663	0	27,949,558
November 1-30, 2011	25,264	$55.1749	0	27,949,558
December 1-31, 2011	9,451,390	$54.7351	9,416,579	18,532,979
Total	9,555,040	$54.7021	9,416,579	18,532,979

(1)

Includes 138,461 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)

As announced on February 26, 2010, our Board of Directors authorized the repurchase of up to 10,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1. As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 additional shares of Common Stock, including shares to be repurchased under Rule 10b5-1. As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco. In September 2011, the Company announced a $1.0 billion share repurchase program under the existing Board authorizations. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 54 and 55 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The material appearing under the heading entitled “Management’s Discussion & Analysis,” located on pages 9 through 22 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the heading entitled “Market Risk,” located on page 21 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 23 through 55 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

On December 1, 2011, the Company completed the Nalco merger (see Note 4, Acquisitions and Dispositions, beginning on page 31 of the Annual Report for additional information.)  As permitted by the Securities and Exchange Commission, companies may exclude acquisitions from their assessment of internal controls over financial reporting during the first year of an acquisition, and management elected to exclude Nalco from its assessment of internal controls over financial reporting as of December 31, 2011.  Total assets of Nalco represented 16% of the Company’s consolidated total assets as of December 31, 2011 and Nalco’s net sales represented 3% of the Company’s consolidated net sales for the fiscal year ended December 31, 2011.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13.1) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2011, other than the Nalco merger, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 15 through 17 of this Form 10-K, and is incorporated herein by reference.

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

A total of 645,721 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2011 which are actually issued and outstanding.

The following table presents, as of December 31, 2011, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	22,093,894	(1)	$42.20	8,605,190
Equity compensation plans not approved by security holders	1,195,969	(2)(3)	$52.46	207,869
Total	23,289,863		$42.73	8,813,059

(1)

Includes 181,380 Common Stock equivalents under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan. These Common Stock equivalents represent deferred compensation earned by non-employee directors and are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. Includes 2,148,849 shares of our Common Stock subject to equity compensation awards with a weighted-average exercise price of $46.97, which we assumed in connection with the Nalco merger effective December 1, 2011. Includes 1,989,435 Common Stock equivalents under our 2005 and 2010 Stock Incentive Plans. These Common Stock equivalents represent performance-based restricted stock units payable to employees and are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. Includes 722,620 Common Stock equivalents under our 2010 Stock Incentive Plan. These Common Stock equivalents represent restricted stock units payable to employees and are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)

Includes 998,890 shares of our Common Stock which were formerly reserved for future issuance under the Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan (the “rollover shares”) and granted to legacy Nalco associates on December 1, 2011 under the Ecolab Inc. 2010 Stock Incentive Plan. These rollover shares are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the NYSE dated December 16, 2011. The Nalco plan was amended to prohibit future grants.

(3)

Includes 197,079 shares of Common Stock issuable under outstanding awards granted by Nalco to J. Erik Fyrwald pursuant to an employment letter agreement dated as of February 21, 2008, which agreement was assumed in connection with the Nalco merger effective December 1, 2011. Specifically, 67,959 shares of our Common Stock are subject to a Restricted Stock Unit award vesting in first quarter 2012 and Mr. Fyrwald has two stock options to purchase a total of 129,120 shares at $30.67 per share which expire in March 2018.

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

(i) Consolidated Statement of Income for the years ended December 31, 2011, 2010 and 2009, Annual Report page 23.

(ii) Consolidated Balance Sheet at December 31, 2011 and 2010, Annual Report page 24.

(iii) Consolidated Statement of Cash Flows for the years ended December 31, 2011, 2010 and 2009, Annual Report page 25.

(iv) Consolidated Statement of Comprehensive Income and Equity for the years ended December 31, 2011, 2010 and 2009, Annual Report page 26.

(v) Notes to Consolidated Financial Statements, Annual Report pages 27 through 51.

(vi) Report of Independent Registered Public Accounting Firm, Annual Report page 52.

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

(2.1)        Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011.

(3.1) Restated Certificate of Incorporation of Ecolab Inc., effective as of December 1, 2011 — Incorporated by reference to Exhibit (3.1) of our Form 8-K dated December 1, 2011.

(3.2) By-Laws, as amended through February 26, 2010.

(4.1) Common Stock - see Exhibits (3.1) and (3.2).

(4.2) Form of Common Stock Certificate effective August 4, 2010 — Incorporated by reference to Exhibit (4) of our Form 10-Q for the quarter ended June 30, 2010.

(4.3)        Rights Agreement, dated as of February 24, 2006, between Ecolab Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the following exhibits thereto: (i) Exhibit A — Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock and (ii) Exhibit B — Form of Rights Certificate — Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

(4.4)        Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

(4.5)        Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008.

(4.6) Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4.5) above.

(4.7)        Second Supplemental Indenture, dated as of December 8, 2011, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee — Incorporated by reference to Exhibit (4.2) of our Current Report on Form 8-K dated December 5, 2011.

(4.8) Forms of 2.375% Notes due 2014 Notes, 3.000% Notes due 2016, 4.350% Notes due 2021 and 5.500% Notes due 2041 — Included in Exhibit (4.7) above.

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

(10.1)

$1.5 billion 5-Year Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and swingline bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011.

(10.2)

First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.3)	Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011.

(10.4)

$2.0 billion 364-Day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated September 8, 2011.

(10.5)	Documents comprising global Commercial Paper Programs

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

(ii) U.S. $3,500,000,000 U.S. Commercial Paper Program

(a)   Form of Commercial Paper Dealer Agreement for 4 (2) Program. The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and RBS Securities Inc. — Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

(b)   Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and JPMorgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent - Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

(c) Corporate Commercial Paper — Master Note dated July 10, 2000.

(d) Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012.

(10.6)	(i) Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

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

(10.7)

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

(10.8)	(i) Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

(ii)           First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.9)

Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

(10.10)

(i)            Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 — Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.16) hereof.

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

(10.11)

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.16) hereof.

(10.12)	Ecolab Financial Counseling Plan effective January 1, 2005 — Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.13)	Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2011). See also Exhibit (10.16) hereof.

(10.14)	Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2012). See also Exhibit (10.16) hereof.

(10.15)	Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2011). See also Exhibit (10.16) hereof.

(10.16)	Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).

(10.17)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

(10.18)

(i)            Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010 — Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

(ii) Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).

(10.19)	Description of Ecolab Management Incentive Plan — Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.20)	(i) Ecolab Inc. 2002 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002

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

(10.21)	(i) Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

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

(10.22)	(i) Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2010.

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

(10.23)	Policy on Reimbursement of Incentive Payments adopted December 4, 2008 — Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.24)

Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan — Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011.

(10.25)

J. Erik Fyrwald Employment Letter Agreement dated as of February 21, 2008 — Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011.

(10.26)

Non-Plan Inducement Award Non-Qualified Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald — Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

(10.27)

(i)            Non-Plan Inducement Award Non-Qualified Restricted Stock Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald — Incorporated by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

(ii) Description of Amendment to Non-Plan Inducement Award Restricted Stock Award Agreement effective as of February 22, 2012.

(10.28)

(i)            Severance Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Company, a subsidiary of Nalco Holding Company — Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

(ii) First Amendment to Severance Agreement effective as of February 24, 2012.

(10.29)

(i)            Change of Control Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Holding Company — Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

(ii) First Amendment to Change of Control Agreement effective as of February 24, 2012.

(10.30)

(i)            Nalco Company Supplemental Profit Sharing Plan, effective May 1, 2005 — Incorporated by reference from Exhibit (99.1) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342)

(ii)           Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan — Incorporated by reference to Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

(iii) Amendment No. 2 to the Nalco Company Supplemental Profit Sharing Plan — Incorporated by reference to Exhibit (10.26) on Form 10-K of Nalco Holding

Company filed on February 26, 2010 (File No. 001-32342).

(10.31)

Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement — Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342.)

(10.32)

Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant — Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(13.1)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2011 which are incorporated by reference into Parts I and II hereof.

(14.1)	Ecolab Code of Conduct — Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14.2)	Ecolab Code of Ethics for Senior Officers and Finance Associates — Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(14.3)	Nalco Code of Ethical Business Conduct dated May 3, 2007 — Incorporated by reference to Exhibit (99.2) of Nalco Holding Company’s Form 8-K dated May 3, 2007 (SEC File No. 1-32342).

(21.1)	List of Subsidiaries.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 42 hereof is filed as a part hereof.

(24.1)	Powers of Attorney.

(31.1)	Rule 13a-14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10.6)	Ecolab Inc. 1997 Stock Incentive Plan.

(10.7)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10.9)	Form of Director Indemnification Agreement.

(10.10)	Ecolab Executive Death Benefits Plan.

(10.11)	Ecolab Executive Long-Term Disability Plan.

(10.12)	Ecolab Executive Financial Counseling Plan.

(10.13)	Ecolab Supplemental Executive Retirement Plan.

(10.14)	Ecolab Mirror Savings Plan.

(10.15)	Ecolab Mirror Pension Plan.

(10.16)	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10.17)	Ecolab Inc. Management Performance Incentive Plan.

(10.18)	Ecolab Inc. Change in Control Severance Compensation Policy.

(10.19)	Description of Ecolab Inc. Management Incentive Plan.

(10.20)	Ecolab Inc. 2002 Stock Incentive Plan.

(10.21)	Ecolab Inc. 2005 Stock Incentive Plan.

(10.22)	Ecolab Inc. 2010 Stock Incentive Plan.

(10.23)	Policy on Reimbursement of Incentive Payments.

(10.24)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.

(10.25)	J. Erik Fyrwald Employment Letter Agreement dated as of February 21, 2008.

(10.26)	Non-Plan Inducement Award Non-Qualified Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald.

(10.27)	Non-Plan Restricted Stock Agreement between Nalco Holding Company and J. Erik Fyrwald.

(10.28)	Severance Agreement between J. Erik Fyrwald and Nalco Company, a subsidiary of Nalco Holding Company.

(10.29)	Change of Control Agreement between J. Erik Fyrwald and Nalco Holding Company.

(10.30)	Nalco Company Supplemental Profit Sharing Plan.

(10.31)	Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2012.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 28th day of February 2012.

/s/Douglas M. Baker, Jr.	Chairman of the Board and
Douglas M. Baker, Jr.	Chief Executive Officer
(Principal Executive Officer and Director)

/s/Steven L. Fritze	Chief Financial Officer
Steven L. Fritze	(Principal Financial Officer)

/s/John J. Corkrean	Senior Vice President and Corporate
John J. Corkrean	Controller
(Principal Accounting Officer)

/s/James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:
Barbara J. Beck, Les S. Biller, Jerry A. Grundhofer, Arthur J. Higgins, Joel W. Johnson, Michael Larson, Jerry W. Levin, Robert L. Lumpkins, Paul J. Norris, C. Scott O’Hara, Victoria J. Reich, Daniel S. Sanders, Mary M. VanDeWeghe and John J. Zillmer

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; 333-163838; 333-165130; 333-165132; 333-166646; 333-174028; 333-176601; 333-178300; and 333-178302) and  Form S-3 (Registration No. 333-178273) of Ecolab Inc. of our report dated February 28, 2012 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 28, 2012

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing

(2.1)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011.

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., effective as of December 1, 2011.	Incorporated by reference to Exhibit (3.1) of our Form 8-K dated December 1, 2011.

(3.2)	By-Laws, as amended through February 26, 2010.	Filed herewith electronically.

(4.1)	Common Stock - see Exhibits (3.1) and (3.2).	Included in Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective August 4, 2010.	Incorporated by reference to Exhibit (4) of our Form 10-Q for the quarter ended June 30, 2010.

(4.3)

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

Incorporated by reference to Exhibit (4)C of our Form 10-K Annual Report for the year ended December 31, 2005.

(4.4)

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee.

Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

(4.5)	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008.

(4.6)	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4.5) above.

(4.7)

Second Supplemental Indenture, dated as of December 8, 2011, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee.

Incorporated by reference to Exhibit (4.2) of our Current Report on Form 8-K dated December 5, 2011.

(4.8)			Forms of 2.375% Notes due 2014 Notes, 3.000% Notes due 2016, 4.350% Notes due 2021 and 5.500% Notes due 2041.	Included in Exhibit (4.7) above.

(10.1)

$1.5 billion 5-Year Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and swingline bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents.

Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011.

(10.2)			First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.3)			Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011.

(10.4)

$2.0 billion 364-Day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated September 8, 2011.

(10.5)			Documents comprising global Commercial Paper Programs

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

	(ii)		U.S. $3,500,000,000 U.S. Commercial Paper Program

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program. The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and RBS Securities Inc.

Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

		(b)	Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and JPMorgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

		(c)	Corporate Commercial Paper — Master Note dated July 10, 2000.	Filed herewith electronically.

		(d)	Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012.	Filed herewith electronically.

(10.6)	(i)		Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)		Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)		Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

(10.7)	(i)		Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)		Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	(v)	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

	(vi)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).	Incorporated by reference to Exhibit (10)E(vii) of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.8)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.9)		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

(10.10)	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.16) hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

(10.11)		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.16) hereof.

(10.12)		Ecolab Financial Counseling Plan effective January 1, 2005.	Incorporated by reference to Exhibit (10)J of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.13)		Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2011).	Filed herewith electronically. See also Exhibit (10.16) hereof.

(10.14)		Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2012).	Filed herewith electronically. See also Exhibit (10.16) hereof.

(10.15)		Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2011).	Filed herewith electronically. See also Exhibit (10.16) hereof.

(10.16)		Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).	Filed herewith electronically.

(10.17)		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

(10.18)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).	Filed herewith electronically.

(10.19)		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.20)	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

(10.21)	(i)	Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

	(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008.

	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

	(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008.

	(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(vi)	Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009.

(10.22)	(i)	Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2010.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010.

	(iii)	Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010.

	(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010.

	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010.

(10.23)		Policy on Reimbursement of Incentive Payments adopted December 4, 2008.	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.24)		Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.	Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011.

(10.25)		J. Erik Fyrwald Employment Letter Agreement dated as of February 21, 2008.	Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011.

(10.26)		Non-Plan Inducement Award Non-Qualified Stock Option Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald.	Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

(10.27)	(i)	Non-Plan Inducement Award Non-Qualified Restricted Stock Agreement effective as of March 7, 2008, between Nalco Holding Company and J. Erik Fyrwald.	Incorporated by reference from Exhibit 99.2 on Form 8-K of Nalco Holding Company filed on March 12, 2008 (File No. 001-32342).

	(ii)	Description of Amendment to Non-Plan Inducement Award Restricted Stock Award Agreement effective as of February 22, 2012.	Filed herewith electronically.

(10.28)	(i)	Severance Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Company, a subsidiary of Nalco Holding Company.	Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

	(ii)	First Amendment to Severance Agreement effective as of February 24, 2012.	Filed herewith electronically.

(10.29)	(i)	Change of Control Agreement dated January 1, 2011, between J. Erik Fyrwald and Nalco Holding Company.	Incorporated by reference from Exhibit 99.1 on Form 8-K of Nalco Holding Company filed on January 6, 2011 (File No. 001-32342).

	(ii)	First Amendment to Change of Control Agreement effective as of February 24, 2012.	Filed herewith electronically.

(10.30)	(i)	Nalco Company Supplemental Profit Sharing Plan, effective May 1, 2005.	Incorporated by reference from Exhibit (99.1) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

	(ii)	Amendment No. 1 to the Nalco Company Supplemental Profit Sharing Plan.	Incorporated by reference to Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on August 9, 2007 (File No. 001-32342).

	(iii)	Amendment No. 2 to the Nalco Company Supplemental Profit Sharing Plan.	Incorporated by reference to Exhibit (10.26) on Form 10-K of Nalco Holding Company filed on February 26, 2010 (File No. 001-32342).

(10.31)		Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

(10.32)		Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sublandlord and Ondeo Nalco Company, as subtenant.	Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(13.1)		Those portions of our Annual Report to Stockholders for the year ended December 31, 2011 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14.1)		Ecolab Code of Conduct.	Incorporated by reference to Exhibit (99)A of our Form 10-K Annual Report for the year ended December 31, 2003.

(14.2)	Ecolab Code of Ethics for Senior Officers and Finance Associates.	Incorporated by reference to Exhibit (99)B of our Form 10-K Annual Report for the year ended December 31, 2003.

(14.3)	Nalco Code of Ethical Business Conduct dated May 3, 2007.	Incorporated by reference to Exhibit (99.2) of Nalco Holding Company’s Form 8-K dated May 3, 2007 (SEC File No. 1-32342).

(21.1)	List of Subsidiaries.	Filed herewith electronically.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 42 hereof is filed as a part hereof.	Filed herewith electronically.

(24.1)	Powers of Attorney	Filed herewith electronically.

(31.1)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.