Form 10-Q
period 2012-03-31
ECOLAB INC
filed 2012-05-03
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2012.

292,185,658 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share amounts)	2012	2011
	(unaudited)

Net sales	$2,810.9	$1,518.3
Cost of sales (including special charges of $76.0 in 2012 and $0.8 in 2011)	1,614.0	770.4
Selling, general and administrative expenses	989.7	581.6
Special (gains) and charges	41.4	14.6
Operating income	165.8	151.7
Interest expense, net (including special charges of $18.2 in 2012)	86.1	13.5
Income before income taxes	79.7	138.2
Provision for income taxes	35.6	44.4
Net income including noncontrolling interest	44.1	93.8
Less: Net income (loss) attributable to noncontrolling interest (including special charges of $4.5 million in 2012)	(5.6)	0.2
Net income attributable to Ecolab	$49.7	$93.6

Earnings attributable to Ecolab per common share
Basic	$0.17	$0.40
Diluted	$0.17	$0.40

Dividends declared per common share	$0.2000	$0.1750

Weighted-average common shares outstanding
Basic	291.5	232.0
Diluted	297.9	235.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	First Quarter Ended
	March 31
(millions)	2012	2011
	(unaudited)
Net income including noncontrolling interest	$44.1	$93.8

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	82.4	79.8
Gain (loss) on net investment hedge	7.6	(16.9)
	90.0	62.9
Derivatives & hedging instruments
Unrealized losses during the period	(2.9)	(3.3)
Reclassification adjustment for losses included in net income	1.3	2.0
	(1.6)	(1.3)
Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	7.0	5.1
Total	95.4	66.7

Total comprehensive income, including noncontrolling interest	139.5	160.5

Less: Comprehensive income (loss) attributable to noncontrolling interest	(5.3)	0.2

Comprehensive income attributable to Ecolab	$144.8	$160.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2012	2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$354.0	$1,843.6

Accounts receivable, net	2,049.0	2,095.3

Inventories	1,087.4	1,069.6

Deferred income taxes	183.2	164.0

Other current assets	286.2	223.5

Total current assets	3,959.8	5,396.0

Property, plant and equipment, net	2,331.6	2,295.4

Goodwill	5,946.8	5,855.3

Other intangible assets, net	4,237.8	4,275.2

Other assets	385.7	418.9

Total assets	$16,861.7	$18,240.8

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	March 31	December 31
(millions, except shares and per share amounts)	2012	2011
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,346.9	$1,023.0

Accounts payable	805.1	815.7

Compensation and benefits	409.8	497.2

Income taxes	136.1	81.7

Other current liabilities	808.7	748.7

Total current liabilities	3,506.6	3,166.3

Long-term debt	4,911.0	6,613.2

Postretirement health care and pension benefits	1,164.7	1,173.4

Other liabilities	1,474.3	1,546.8

Total liabilities	11,056.6	12,499.7

Equity (a)
Common stock	337.5	336.1
Additional paid-in capital	4,049.5	3,980.8
Retained earnings	3,551.3	3,559.9
Accumulated other comprehensive loss	(249.5)	(344.9)
Treasury stock	(1,955.6)	(1,865.2)
Total Ecolab shareholders’ equity	5,733.2	5,666.7
Noncontrolling interest	71.9	74.4
Total equity	5,805.1	5,741.1

Total liabilities and equity	$16,861.7	$18,240.8

(a)          Common stock, 800 million shares authorized, $1.00 par value per share, 291.9 million shares outstanding at March 31, 2012, 292.0 million shares outstanding at December 31, 2011. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2012	2011
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$44.1	$93.8

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	115.5	79.6
Amortization	61.7	11.6
Deferred income taxes	(83.8)	0.1
Share-based compensation expense	20.9	11.2
Excess tax benefits from share-based payment arrangements	(7.1)	(2.3)
Pension and postretirement plan contributions	(26.0)	(109.0)
Pension and postretirement plan expense	27.3	19.8
Restructuring, net of cash paid	17.1	10.3
Other, net	2.7	1.9

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	30.5	10.2
Inventories	18.6	(9.6)
Other assets	(45.0)	(25.4)
Accounts payable	(23.9)	0.6
Other liabilities	(42.1)	(36.7)

Cash provided by operating activities	$110.5	$56.1

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

	First Quarter Ended
	March 31
(millions)	2012	2011
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(124.2)	$(65.8)
Capitalized software expenditures	(4.3)	(6.8)
Property and other assets sold	2.2	0.4
Businesses acquired and investments in affiliates, net of cash acquired	(11.8)	(277.5)
Deposit into indemnification escrow	(1.3)	(28.1)
Receipt from indemnification escrow	2.1	—
Cash used for investing activities	(137.3)	(377.8)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	319.6	465.7
Long-term debt repayments	(1,689.5)	(151.8)
Reacquired shares	(85.3)	(70.2)
Cash dividends on common stock	(61.2)	(40.6)
Exercise of employee stock options	39.5	13.8
Excess tax benefits from share-based payment arrangements	7.1	2.3
Other, net	—	(0.1)
Cash provided by (used for) financing activities	(1,469.8)	219.1

Effect of exchange rate changes on cash	7.0	11.7

DECREASE IN CASH AND CASH EQUIVALENTS	(1,489.6)	(90.9)

Cash and cash equivalents, beginning of period	1,843.6	242.3

Cash and cash equivalents, end of period	$354.0	$151.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                     Consolidated Financial Information

The unaudited consolidated financial information for the first quarter ended March 31, 2012 and 2011 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 3, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                     Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2012	2011

Cost of sales
Restructuring charges	$2.1	$0.8
Recognition of Nalco inventory fair value step-up	73.9	—
Subtotal	76.0	0.8

Special (gains) and charges
Restructuring charges	26.5	10.4
Business structure and optimization	—	0.6
Nalco merger and integration costs	14.9	—
Cleantec acquisition integration costs	—	3.6
Subtotal	41.4	14.6

Operating income subtotal	117.4	15.4

Interest expense, net
Debt extinguishment costs	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	(4.5)	—

Total special (gains) and charges	$131.1	$15.4

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and asset write-downs associated with such actions. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset disposals include leasehold improvement write-downs. Other charges include lease terminations prior to the end of their respective terms.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.               Special (Gains) and Charges (Continued)

2011 Restructuring Plan

In February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe, the costs of which have not been and are not expected to be significant (collectively, the “2011 Restructuring Plan”). Through the 2011 Restructuring Plan, approximately 750 positions are expected to be eliminated.

The company expects to incur pretax restructuring charges of approximately $150 million ($125 million after tax) under the 2011 Restructuring Plan through the completion of the Plan in 2013. Approximately $70 million ($55 million after tax) of those charges are expected to occur in 2012.

The company anticipates that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the 2011 Restructuring Plan, the company has recorded restructuring charges of $83.9 million ($66.8 million after tax) since the inception of the Plan. During the first quarter ended March 31, 2012 and 2011, the company recorded restructuring charges of $15.8 million ($12.6 million after tax) and $11.2 million ($9.0 million after tax), respectively.

Merger Restructuring Plan

In January 2012, following the merger with Nalco Holding Company (“Nalco”), the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). Actions associated with the merger to improve efficiency and effectiveness are expected to lead to a reduction of the company’s workforce by 500 positions through 2012, with additional actions beyond 2012 expected to reduce the need for future positions by approximately 1,500 over the next several years.

The company expects that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total costs through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $50 million ($35 million after tax) of those charges are expected to occur in 2012.

The company anticipates that approximately $150 million of the pre-tax restructuring charges will represent cash expenditures. The remaining $30 million of the pretax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Merger Restructuring Plan, the company has recorded restructuring charges of $19.3 million ($12.9 million after tax) since the inception of the Plan, of which $12.7 million ($8.8 million after tax) was recorded during the first quarter ended March 31, 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                     Special (Gains) and Charges (Continued)

Restructuring charges and subsequent activity during 2012 related to the 2011 Restructuring Plan and the Merger Restructuring Plan, since the inception of each respective Plan, include the following:

					Merger
	2011 Restructuring Plan				Restructuring Plan
	Employee				Employee
	Termination	Asset			Termination
(millions)	Costs	Disposals	Other	Subtotal	Costs	Other	Subtotal	Total

Recorded expense and accrual	$60.5	$0.5	$7.1	$68.1	$6.6	$—	$6.6	$74.7
Cash payments	(22.2)	—	(2.6)	(24.8)	(0.3)	—	(0.3)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)	—	—	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)	—	—	—	(2.2)
Restructuring liability, December 31, 2011	36.1	—	4.5	40.6	6.3	—	6.3	46.9
Recorded expense and accrual	15.7	—	0.1	15.8	12.4	0.3	12.7	28.5
Cash payments	(7.2)	—	(1.5)	(8.7)	(1.4)	(0.1)	(1.5)	(10.2)
Effect of foreign currency translation	0.3	—	—	0.3	(0.4)	—	(0.4)	(0.1)
Restructuring liability, March 31, 2012	$44.9	$—	$3.1	$48.0	$16.9	$0.2	$17.1	$65.1

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As part of the Nalco merger, Ecolab assumed the Nalco Restructuring Plan liability balance of $10.6 million, which was primarily related to accrued severance and termination benefits. As of December 31, 2011 and March 31, 2012, the remaining liability balance related to the Nalco Restructuring Plan was $10.6 million and $8.7 million, respectively. Cash payments in the first quarter of 2012 related to this Plan were $1.2 million. The company expects to utilize the remaining liability through 2013 as part of the run-out of this Plan.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                     Special (Gains) and Charges (Continued)

Non-restructuring Special (Gains) and Charges

As a result of the Nalco merger, during the first quarter of 2012, the company incurred charges of $102.5 million ($77.7 million after tax). Nalco merger and integration charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income attributable to noncontrolling interest include the recognition of fair value step-up of Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within interest expense, net include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger. Further details related to the Nalco merger are included in Note 3.

In the first quarter of 2011, the company completed the purchase of the assets of the Cleantec business of Campbell Brothers Ltd., Brisbane, Queensland, Australia (“Cleantec”). Special (gains) and charges in 2011 include acquisition integration costs incurred to optimize the Cleantec business structure. Further details related to the Cleantec acquisition are included in Note 3.

3.                     Acquisitions and Dispositions

Nalco Merger

On December 1, 2011, the company completed its merger with Nalco, the world’s leading water treatment and process improvement company. The total fair value of cash and stock consideration transferred to acquire all of Nalco’s common stock was approximately $5.5 billion.

The company incurred certain merger and integration costs associated with the merger during the first quarter of 2012, which were expensed as incurred and are reflected in the Consolidated Statement of Income. A total of $102.5 million has been incurred, with $14.9 million included in special (gains) and charges related to merger and integration charges, $73.9 million and a corresponding reduction of $4.5 million included in cost of sales and net income attributable to Ecolab, respectively, related to recognition of fair value step-up in Nalco inventory and $18.2 million included in interest expense, net related to a loss on the extinguishment of Nalco’s senior notes.

The merger has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change, which could be significant.

The following table summarizes the values of Nalco assets acquired and liabilities assumed as of the merger date. Also summarized in the table, subsequent to the merger, net adjustments of $30 million have been made to the purchase price allocations of the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill, as part of finalizing the preliminary purchase price allocations.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                     Acquisitions and Dispositions (Continued)

		2012
	Initial	Adjustments	March 31
(millions)	Valuation	to Fair Value	2012
Current assets	$1,869.6	$5.4	$1,875.0
Property, plant and equipment	1,069.2	2.6	1,071.8
Other assets	97.3	(3.2)	94.1
Identifiable intangible assets
Customer relationships	2,160.0	—	2,160.0
Patents	321.0	—	321.0
Trade names	1,230.0	—	1,230.0
Trademarks	79.0	—	79.0
Other technology	91.0	—	91.0
Total assets acquired	6,917.1	4.8	6,921.9

Current liabilities	1,105.5	14.4	1,119.9
Long-term debt	2,858.4	—	2,858.4
Pension and postretirement benefits	505.7	—	505.7
Net deferred tax liability	1,188.7	(4.1)	1,184.6
Noncontrolling interest and other liabilities	167.7	24.5	192.2
Total liabilities and noncontrolling interests assumed	5,826.0	34.8	5,860.8

Goodwill	4,403.9	30.0	4,433.9

Total consideration transferred	$5,495.0	$—	$5,495.0

The adjustments to the purchase price allocation during 2012 primarily relate to accruals, contingent liabilities, current and noncurrent deferred tax assets and liabilities and other assets and liabilities of non-wholly owned subsidiaries.

The company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The company expects to finalize these amounts no later than one year from the merger date. Amounts for certain contingent liabilities, certain tangible and intangible assets, certain deferred tax assets and liabilities, non-wholly owned subsidiaries and goodwill remain subject to change.

The customer relationships, patents, finite-lived trademarks and other technology are being amortized over weighted average lives of 15, 14, 15 and 8 years, respectively. The Nalco trade name has been determined to have an indefinite life.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                     Acquisitions and Dispositions (continued)

The following table provides unaudited pro forma net sales and pro forma results of operations for the first quarter ended March 31, 2011, assuming the Nalco merger had been completed on January 1, 2010. The unaudited pro forma results reflect certain adjustments that are directly attributable to the merger, supportable and expected to have a continuing impact on the combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the merger. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the merger been completed on January 1, 2010, nor are they indicative of future operating results of the combined company.

First Quarter Ended
(millions)	March 31, 2011
Net sales	$2,585.6
Net income attributable to Ecolab	181.3
Earnings attributable to Ecolab per common share
Basic	$0.60
Diluted	$0.59

Other significant acquisition activity

Other completed acquisitions during the first quarter of 2012 and all of 2011 (excluding Nalco) were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, excluding the Nalco merger, the components of the aggregate purchase prices of completed acquisitions during the first quarter of 2012 and 2011 are shown in the following table.

	First Quarter Ended March 31
(millions)	2012	2011

Net tangible assets acquired	$1.7	$53.9
Identifiable intangible assets
Customer relationships	2.3	142.8
Trademarks	0.1	11.2
Patents	2.8	0.3
Other technology	0.2	9.1
Total	5.4	163.4
Goodwill	14.2	88.3
Total aggregate purchase price	21.3	305.6
Contingent consideration	(2.6)	—
Liability for indemnification	(0.8)	(28.1)
Net cash paid for acquisitions	$17.9	$277.5

The weighted average useful lives of identifiable intangible assets acquired in the above table during the first quarter of 2012 and 2011 were 12 and 14 years, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                     Acquisitions and Dispositions (continued)

2012 Activity

In December 2011, subsequent to the company’s fiscal year end for international operations, the company completed the acquisition of Esoform, an independent Italian healthcare manufacturer focused on infection prevention and personal care. Based outside of Venice, Italy, with annual sales of approximately $12 million, the business became part of the company’s International Cleaning, Sanitizing & Other Services reportable segment during the first quarter of 2012.

Also in December 2011, the company completed the acquisition of the InsetCenter pest elimination business in Brazil. Annual sales of the acquired business are approximately $6 million. The business operations and staff have been integrated with the company’s existing Brazil Pest Elimination business, and became part of the company’s International Cleaning, Sanitizing & Other Services reportable segment during the first quarter of 2012.

There were no business disposals during the first quarter of 2012.

2011 Activity

In March 2011, the company closed on the purchase of the assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the U.S. The total purchase price was approximately $260 million, of which $26 million remains payable and was placed in an escrow account for indemnification purposes related to general representations and warranties. The business, which had annual sales of approximately $55 million, became part of the company’s U.S. Cleaning & Sanitizing segment during the first quarter of 2011.

In December 2010, subsequent to the company’s fiscal year end for international operations, the company completed the purchase of the assets of Cleantec located in Brisbane, Queensland, Australia. Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, foodservice, hospitality and textile care markets. The total purchase price was approximately $43 million, of which $2 million remains payable and was placed in an escrow account for indemnification purposes. The business, which had annual sales of approximately $55 million, became part of the company’s International Cleaning, Sanitizing & Other Services segment during the first quarter of 2011.

There were no business disposals during 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.               Balance Sheet Information

	March 31	December 31
(millions)	2012	2011
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,105.5	$2,144.6
Allowance for doubtful accounts	(56.5)	(49.3)
Total	$2,049.0	$2,095.3

Inventories
Finished goods	$757.3	$745.5
Raw materials and parts	353.5	351.4
Inventories at FIFO cost	1,110.8	1,096.9
Excess of FIFO cost over LIFO cost	(23.4)	(27.3)
Total	$1,087.4	$1,069.6

Property, plant and equipment, net
Land	$161.9	$158.8
Buildings and improvements	500.1	483.8
Leasehold improvements	79.1	77.3
Machinery and equipment	1,221.2	1,206.1
Merchandising and customer equipment	1,744.0	1,682.7
Capitalized software	386.9	385.7
Construction in progress	210.6	182.7
	4,303.8	4,177.1
Accumulated depreciation	(1,972.2)	(1,881.7)
Total	$2,331.6	$2,295.4

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$2,609.7	$2,593.2
Trademarks	201.4	201.0
Patents	409.2	404.4
Other technology	175.1	174.6
	3,395.4	3,373.2
Accumulated amortization
Customer relationships	(248.4)	(204.8)
Trademarks	(51.6)	(48.6)
Patents	(43.5)	(36.3)
Other technology	(44.1)	(38.3)
Total	$4,237.8	$4,275.2

Other assets
Deferred income taxes	$107.6	$118.0
Pension	22.4	22.3
Other	255.7	278.6
Total	$385.7	$418.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                     Balance Sheet Information (Continued)

	March 31	December 31
(millions)	2012	2011
	(unaudited)
Other current liabilities
Discounts and rebates	$257.6	$239.9
Dividends payable	58.5	60.0
Interest payable	59.5	51.0
Taxes payable, other than income	60.4	74.1
Derivative liabilities	13.2	3.3
Restructuring	73.8	57.5
Other	285.7	262.9
Total	$808.7	$748.7

Other liabilities
Deferred income taxes	$1,241.0	$1,305.3
Income taxes payable - noncurrent	89.7	80.8
Other	143.6	160.7
Total	$1,474.3	$1,546.8

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(15.1)	$(13.5)
Unrecognized pension and postretirement benefit expense, net of tax	(474.9)	(481.3)
Cumulative translation, net of tax	240.5	149.9
Total	$(249.5)	$(344.9)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                     Debt and Interest

	March 31	December 31
(millions)	2012	2011
	(unaudited)
Short-term debt
Commercial paper	$1,209.7	$916.1
Notes payable	130.3	100.3
Long-term debt, current maturities	6.9	6.6
Total	$1,346.9	$1,023.0

Long-term debt
Description / 2012 Principal Amount
Series A senior euro notes (125 million euro)	$166.5	$168.1
Series B senior euro notes (175 million euro)	233.2	235.3
Senior notes ($250 million)	249.2	249.1
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.7	499.7
Five year 2011 senior notes ($1.25 billion)	1,247.7	1,247.6
Ten year 2011 senior notes ($1.25 billion)	1,249.2	1,249.2
Thirty year 2011 senior notes ($750 million)	742.4	742.3
Nalco senior notes ($0)	—	838.7
Nalco senior euro notes ($0)	—	300.7
Nalco senior notes ($0)	—	558.5
Capital lease obligations	17.4	18.3
Other	12.6	12.3
Total
	4,917.9	6,619.8
Long-term debt, current maturities	(6.9)	(6.6)
Total	$4,911.0	$6,613.2

In January 2012, the company redeemed $1.7 billion of Nalco senior notes, which were assumed in 2011 as part of the merger. As part of the redemption, the company recognized an $18.2 million loss for debt extinguishment. As of December 31, 2011, the Nalco senior notes were fully and unconditionally guaranteed by certain Nalco subsidiaries. In conjunction with the redemption in January 2012, all guarantees in place as of December 31, 2011 were extinguished.

In April 2012, the company reduced its 364 day credit facility from $2.0 billion to $1.0 billion.

In February 2011, the company repaid its $150 million 6.875% senior notes when they became due.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                     Debt and Interest (continued)

Interest expense and interest income recognized during the first quarter ended 2012 and 2011 were as follows:

	First Quarter Ended
	March 31
(millions)	2012	2011

Interest expense	$88.7	$15.0
Interest income	(2.6)	(1.5)
Interest expense, net	$86.1	$13.5

The increase in interest expense was driven primarily by debt issued to fund the cash portion of the Nalco merger consideration, the repayment of Nalco debt and share repurchases. First quarter 2012 interest expense also include an $18.2 million loss on extinguishment of Nalco debt.

6.                           Goodwill and Other Intangible Assets

The company tests goodwill for impairment on an annual basis during the second quarter. The company’s reporting units are its operating units, which subsequent to the Nalco merger also include Global Water, Global Paper and Global Energy. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the three months ended March 31, 2012 were as follows:

	U.S.	U.S.	Int’l Cleaning,
	Cleaning &	Other	Sanitizing &
(millions)	Sanitizing	Services	Other Services	Nalco (b)	Total

Beginning goodwill as of December 31, 2011	$543.6	$50.5	$857.3	$4,403.9	$5,855.3

Current year business acquisitions (a)	—	—	8.1	6.1	14.2

Prior year business acquisitions	—	—	—	30.0	30.0

Foreign currency translation	—	—	2.6	44.7	47.3

Ending goodwill as of March 31, 2012	$543.6	$50.5	$868.0	$4,484.7	$5,946.8

(a)          For 2012, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)         The Nalco amount is presented in total as allocated amounts by segment are not currently available. Presentation by reportable segment will be provided later in 2012 as preliminary purchase price allocations are finalized.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                           Goodwill and Other Intangible Assets (continued)

The merger with Nalco resulted in the addition of $4.4 billion of goodwill, which will be maintained in separate reporting units after purchase price allocations are finalized. Subsequent performance of these reporting units relative to projections used in the purchase price allocation could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate due to working capital changes or other reasons that did not proportionately increase fair value.

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. The carrying value of this asset of $1.2 billion will be subject to impairment testing in the second quarter.

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2012 and 2011 was $59.3 million and $11.5 million, respectively. The large increase from 2011 to 2012 is primarily due to the Nalco merger. As of March 31, 2012, future estimated amortization expense related to amortizable other identifiable intangible assets will be:

(millions)
2012 (Remainder: nine-month period)	$180
2013	237
2014	227
2015	223
2016	218

7.                     Fair Value Measurements

The company’s financial instruments include cash and cash equivalents, money market funds in a rabbi trust, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts, interest rate swap contracts and long-term debt.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels:

Level 1 - Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 - Inputs include observable inputs other than quoted prices in active markets.

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying values of accounts receivable and accounts payable approximate fair value because of their short maturities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                     Fair Value Measurements (Continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2012
	Carrying	Fair Value Measurements
March 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	9.8	—	9.8	—

Liabilities:
Foreign currency forward contracts	13.2	—	13.2	—
Contingent consideration obligations	29.6	—	—	29.6

	2011
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	10.4	—	10.4	—

Liabilities:
Foreign currency forward contracts	3.3	—	3.3	—
Contingent consideration obligations	25.1	—	—	25.1

Money market funds held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2.

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the first quarter ended March 31, 2012 were as follows:

(millions)
Contingent consideration, December 31, 2011	$25.1
Liabilities recognized at acquisition date	2.4
Loss (gain) recognized in earnings	2.0
Foreign currency translation	0.1
Contingent consideration, March 31, 2012	$29.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                     Fair Value Measurements (Continued)

The carrying value of cash and cash equivalents, commercial paper and notes payable approximate fair value because of their short maturities, and as such are classified within level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$4,917.9	$5,200.0	$6,619.8	$6,885.3

8.                     Derivatives and Hedging Transactions

Derivative Instruments and Hedging

The company uses foreign currency forward contracts, interest rate swaps and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company does not hold derivative financial instruments of a speculative nature. The company records all derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. The effective portion of changes in fair value of hedges is initially recognized in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheet. Amounts recorded in AOCI are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                     Derivatives and Hedging Transactions (Continued)

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

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

Derivative Summary

The following table summarizes the fair value of the company’s outstanding derivatives. The amounts are included in other current assets and other current liabilities on the balance sheet.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2012	2011	2012	2011

Derivatives designated as hedging instruments

Foreign currency forward contracts	$1.7	$3.8	$2.4	$1.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	8.1	6.6	10.8	2.1

Total	$9.8	$10.4	$13.2	$3.3

The company had foreign currency forward exchange contracts with notional values that totaled approximately $980 million at March 31, 2012, and $586 million at December 31, 2011. The increase from December 31, 2011 is due to increased hedging activity as a result of the Nalco merger.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                     Derivatives and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2012	2011

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(2.9)	$(4.2)

Interest rate swap contracts	AOCI (equity)	—	0.9

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$—	$(0.1)
	Cost of sales	0.5	(1.1)
	SG&A	0.1	(0.3)
		0.6	(1.5)

Interest rate swap	Interest expense, net	(0.7)	(0.1)
		$(0.1)	$(1.6)

Loss recognized in income (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.4)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                     Derivatives and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2012	2011

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$(3.9)	$3.4
	Interest expense, net	(2.2)	(1.5)
		$(6.1)	$1.9

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($400 million as of March 31, 2012) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account.

Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2012	2011

Transaction gains (losses), net of tax	$7.6	$(16.9)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                     Shareholders’ Equity

In May 2011, the company’s Board of Directors authorized the repurchase of up to 15 million shares of common stock, including shares to be repurchased under Rule 10b5-1. In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of an additional 10 million common shares which was contingent upon completion of the merger with Nalco.

In September 2011, under the existing Board authorization, subject to the completion of the Nalco merger, the company announced a $1.0 billion share repurchase program. As part of this program, in December 2011, the company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $500 million of its common stock. Under the ASR, the company received 8,330,379 shares of its common stock in December 2011. The final per share purchase price and the total number of shares to be repurchased under the ASR agreement generally were based on the volume weighted average price of the company’s common stock during the term of the agreement. The ASR agreement ended in the first quarter of 2012. In connection with the finalization of the ASR agreement, the company received an additional 122,314 shares of common stock. All shares acquired under the ASR agreement were recorded as treasury stock.

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions. As of March 31, 2012, 17,157,465 shares remained to be repurchased under the company’s repurchase authorization and approximately $365 million remained to be purchased as part of the $1 billion program discussed above.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.               Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2012	2011

Net income attributable to Ecolab	$49.7	$93.6

Weighted-average common shares outstanding
Basic	291.5	232.0
Effect of dilutive stock options, units and awards	6.4	3.9
Diluted	297.9	235.9

Earnings attributable to Ecolab per common share
Basic	$0.17	$0.40
Diluted	$0.17	$0.40

Anti-dilutive securities excluded from computation of earnings per share	3.3	4.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.         Pension and Postretirement Plans

As part of the merger with Nalco, the company assumed sponsorship of the Nalco qualified and non-qualified pension and other postretirement benefit plans.

The company has non-contributory qualified defined benefit pension plans covering most of its U.S. employees. The company also has U.S. non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The company provides postretirement health care benefits to certain U.S. employees.

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2012	2011	2012	2011	2012	2011
Service cost	$12.6	$11.7	$7.3	$5.6	$1.3	$0.5
Interest cost on benefit obligation	22.3	15.3	11.9	6.8	3.2	2.1
Expected return on plan assets	(31.8)	(24.7)	(10.5)	(5.5)	(0.3)	(0.4)
Recognition of net actuarial loss	11.3	8.0	1.0	1.4	0.1	0.1
Amortization of prior service cost (benefit)	(1.0)	(1.1)	(0.1)	—	—	—
	$13.4	$9.2	$9.6	$8.3	$4.3	$2.3

Based on the plan asset values as of December 31, 2011, the company is required to make contributions of $38 million to its Nalco U.S. pension plan during 2012, of which $8 million was funded in the first quarter of 2012, with the remaining $30 million expected to be contributed during the remainder of 2012. In April 2012, subsequent to the end of the first quarter, the company made a $150 million voluntary contribution to its U.S. pension plans. In the first quarter of 2011, the company made a $100 million voluntary contribution to the U.S. pension plan.

During the first quarter of 2012, the company made payments of $3 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $8 million more to such plans during the remainder of 2012.

The company contributed $11 million to its international pension benefit plans during the first quarter of 2012. The company currently estimates that it will contribute approximately $34 million more to the international pension benefit plans during the remainder of 2012.

During the first quarter of 2012, the company contributed $4 million to its U.S. postretirement health care benefit plans, and estimates that it will contribute approximately $11 million more to such plans during the remainder of 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.         Operating Segments

Effective with the Nalco merger, the company added Nalco’s three legacy operating units (Water Services, Paper Services and Energy Services) as additional reportable segments to the merged company’s reporting structure.

Beginning in the first quarter of 2012, the Water Services, Paper Services and Energy Services reportable segments have been renamed as the Global Water, Global Paper and Global Energy reportable segments, respectively. With the exception of the water treatment related business change discussed below, the underlying structure of the Global Water, Global Paper and Global Energy segments remains the same as 2011.

Beginning in the first quarter of 2012, the International reportable segment has been renamed as the International Cleaning, Sanitizing & Other Services reportable segment. With the exception of the water treatment related business change discussed below, the underlying structure of the International Cleaning, Sanitizing & Other Services segment remains the same as 2011.

Beginning in the first quarter of 2012, due to changes in how the company internally manages and reports results within its legacy Ecolab Food & Beverage and Asia Pacific operating units, certain water treatment related businesses were moved from the U.S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services reportable segments to the Global Water reportable segment. The movement of these businesses did not significantly impact year-over-year comparability; therefore, prior year reported segment information has not been restated to reflect this change.

The company’s fifteen operating units are aggregated into six reportable segments: U.S. Cleaning & Sanitizing, U.S. Other Services, International Cleaning, Sanitizing & Other Services, Global Water, Global Paper and Global Energy. The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues. Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2012	2011

Net Sales
U.S. Cleaning & Sanitizing	$708.9	$681.5
U.S. Other Services	111.4	107.2
Int’l Cleaning, Sanitizing & Other Services	732.7	708.7
Global Water	498.5	—
Global Paper	199.0	—
Global Energy	536.9	—
Subtotal at fixed currency rates	2,787.4	1,497.4
Effect of foreign currency translation	23.5	20.9
Consolidated	$2,810.9	$1,518.3

Operating Income
U.S. Cleaning & Sanitizing	$128.4	$111.9
U.S. Other Services	13.8	14.7
Int’l Cleaning, Sanitizing & Other Services	48.1	44.0
Global Water	43.0	—
Global Paper	18.3	—
Global Energy	84.4	—
Corporate	(171.5)	(20.6)
Subtotal at fixed currency rates	164.5	150.0
Effect of foreign currency translation	1.3	1.7
Consolidated	$165.8	$151.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.         Operating Segments (Continued)

The international amounts included within the International Cleaning, Sanitizing & Other Services, Global Water, Global Paper and Global Energy segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2012.

Consistent with the company’s internal management reporting, the Corporate segment includes special gains and charges reported on the Consolidated Statement of Income. The Corporate segment also includes amortization specifically related to Nalco merger intangible assets, merger integration costs and investments the company is making in business systems and structure.

13.         Commitments and Contingencies

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general and product liability, automobile claims, health care claims, environmental matters, income taxes and lawsuits. The company also has contractual obligations including lease commitments.

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

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include from time to time antitrust, commercial, patent infringement, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The company has established accruals for certain lawsuits, claims and environmental matters. The company currently believes that there is not a reasonably possible risk of material loss in excess of the amounts accrued related to these legal matters. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the company may not ultimately incur charges in excess of presently recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the company’s results of operations or cash flows in the period in which they are recorded. The company currently believes that such future charges related to suits and legal claims, if any, would not have a material adverse effect on the company’s consolidated financial position.

Matters Related to Wage Hour Claims

The company is a defendant in five wage hour lawsuits claiming violations of the Fair Labor Standards Act or a similar state law. Four of the suits seek certification of a state class of certain Institutional, Pest Elimination or Ecolab Equipment Care (formerly GCS) division associates. One of these actions, a federal action alleging various California state law claims, has now been certified for class treatment of California Pest Elimination employees on certain of the claims.  None of the other suits based on state law causes of action have been certified for class-action status. The fifth suit, in which a tentative settlement has been reached, seeks certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Commitments and Contingencies (Continued)

Matters Related to the Merger Transaction with Nalco Holding Company

Following the announcement of the Nalco merger, four purported stockholders of Nalco filed putative class action lawsuits against the members of Nalco’s board of directors and Ecolab, among other defendants, in the Circuit Court of the Eighteenth Judicial Circuit, DuPage County, State of Illinois. The court consolidated the four putative class action lawsuits into one action. The plaintiffs in the consolidated action filed a consolidated amended complaint. The consolidated amended complaint alleges, among other things, that the merger transaction was the result of an unfair and inadequate process, that the consideration to be received by Nalco stockholders in the merger was inadequate, that the preliminary joint proxy statement/prospectus (filed with the Securities and Exchange Commission in connection with the merger) contained misstatements and omissions and that the members of Nalco’s board of directors breached their fiduciary duties to Nalco stockholders. The consolidated amended complaint additionally alleges that Nalco and Ecolab aided and abetted the Nalco board of directors in their alleged breach of fiduciary duties. The consolidated action sought, among other things, injunctive relief enjoining Ecolab and Nalco from proceeding with the merger.

On October 24, 2011, the parties to the consolidated action reached an agreement in principle regarding settlement of the consolidated action. Under the settlement, the consolidated action will be dismissed with prejudice on the merits and all defendants will be released from any and all claims relating to, among other things, the merger and any related disclosures. The settlement has been preliminary approved by the court, and a final settlement hearing is scheduled for June 8, 2012. In exchange for the releases provided in the settlement, Ecolab and Nalco provided additional disclosure in the joint proxy statement/prospectus requested by plaintiffs in the consolidated action. The parties have agreed that the lead plaintiff may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, the defendants have agreed not to oppose.

As discussed below, Nalco had various pending claims in place prior to the close of the Nalco merger.

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested Nalco Company, now an indirect subsidiary of Ecolab, to supply large quantities of COREXIT® 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government throughout the incident. Prior to the incident, Nalco and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Commitments and Contingencies (Continued)

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” Nalco Company cooperated with this testing process and continued to supply COREXIT 9500, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, the EPA released toxicity data for eight oil dispersants.

The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. Nalco Company has encouraged ongoing monitoring and review of COREXIT and other dispersants and have cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

Putative Class Action Litigation

In June, July and August 2010, and in April 2011, Nalco Company was named, along with other unaffiliated defendants, in eight putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS; Irelan v. BP Products, Inc., et al., Civil Action No. 11-cv-00881; Adams v. Louisiana, et al., Civil Action No. 11-cv-01051), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

Other Related Federal Claims

In July, August, September, October and December 2010, Nalco Company was also named, along with other unaffiliated defendants, in eight complaints filed by individuals in either the United States District Court for the Eastern District of Louisiana (Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW), the United States District Court for the Southern District of Alabama, Southern Division (Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M; Hill v. BP, plc, et al., Civil Action No. 1:10-cv-00471-CG-N; Hudley v. BP, plc, et al., Civil Action No. 10-cv-00532-N), the United States District Court for the Northern District of Florida, Tallahassee Division (Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS), the United States District Court for the Southern District of Mississippi, Southern Division (Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-JMR) or the United States District Court for the Southern District of Texas (Chatman v. BP Exploration & Production, Civil Action No. 10-cv-04329; Brooks v. Tidewater Marine LLC, et al., Civil Action No. 11-cv-00049).

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.         Commitments and Contingencies (Continued)

In April 2011, Nalco Company was also named in Best v. British Petroleum plc, et al., Civil Action No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Civil Action No. 2:11-cv-867, (E.D. La.); Pearson v. BP Exploration & Production, Inc., Civil Action No. 2:11-cv-863, (E.D. La.); Alexander, et al. v. BP Exploration & Production, et al., Civil Action No. 11-cv-00951 (E.D. La.); and Coco v. BP Products North America, Inc., et al. (E.D. La.).

In October 2011, Nalco Company was also named in Toups, et al. v Nalco Company, et al., No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana). In November 2011, Toups was removed to the United States District Court for the Eastern District of Louisiana.

The complaints generally allege, among other things, negligence and injury resulting from the use of COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

In January 2012, Nalco Company was named, along with other unaffiliated defendants, in Top Water Charters, LLC v. BP, P.L.C., et al., No. 0165708 (32nd Judicial District Court, Parish of Terrebonne, Louisiana). The complaint generally alleges, among other things, negligence and gross negligence relating to the Deepwater Horizon oil spill and use of chemical dispersants. The plaintiffs allege that the oil and dispersants have harmed their fishing charter businesses and seek unspecified compensatory damages, punitive damages and attorneys’ fees and costs.  In February 2012, Top Water Charters was removed to the United States District Court for the Eastern District of Louisiana.

All of the above-referenced cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Civil Action No. 10-md-02179 (E.D. La.) (“MDL 2179”). Pursuant to orders issued by Judge Barbier in MDL 2179, the claims have been consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. Nalco Company has received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco Company are not included in the B3 Bundle.

Pursuant to orders issued by Judge Barbier in MDL 2179, claimants wishing to assert causes of action subject to one or more of the master complaints were permitted to do so by filing a short-form joinder. A short-form joinder is deemed to be an intervention into one or more of the master complaints in MDL 2179. The deadline for filing short form joinders was April 20, 2011. Of the individuals who have filed short form joinders that intervene in the B3 Bundle, Nalco Company has no reason to believe that these individuals are different from those covered by the putative class actions described above. These plaintiffs who have intervened in the B3 Bundle seek to recover damages for alleged personal injuries, medical monitoring and/or property damage related to the oil spill clean-up efforts.

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

Other Related State Court Actions

In March 2011, Nalco Company was named, along with other unaffiliated defendants, in an amended complaint filed by an individual in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Franks v. Sea Tow of South Miss, Inc., et al., Cause No. A2402-10-228 (Circuit Court of Harrison County, Mississippi)). The amended complaint generally asserts, among other things, negligence and strict product liability claims relating to the plaintiff’s alleged exposure to chemical dispersants manufactured by Nalco Company. The plaintiff seeks unspecified compensatory damages, medical expenses, and attorneys’ fees and costs.

In April 2012, Nalco Company was named, along with other unaffiliated defendants, in a complaint filed by commercial and retail businesses, commercial fishermen, recreational users of the Gulf of Mexico and real property owners (Esponge v. BP, P.L.C., et al., Case No. 0166367 (32nd Judicial District Court, Parish of Terrebonne, Louisiana)).  The complaint generally alleges, among other things, claims for negligence, gross negligence, economic loss, nuisance and trespass relating to the Deepwater Horizon oil spill and use of chemical dispersants. The plaintiffs allege that the oil and dispersants have harmed their businesses and caused property damage. The plaintiffs seek unspecified compensatory damages, punitive damages and attorneys’ fees and costs.

The company believes the claims asserted against Nalco Company are without merit and intends to defend these lawsuits vigorously. The company also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, the company cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.         New Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance resulted in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. The company adopted this guidance effective January 1, 2012. The adoption did not have a material impact on the disclosures of the company’s consolidated financial information.

In June 2011, and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The company adopted this guidance effective January 1, 2012, with comprehensive income shown on a separate statement immediately following the Consolidated Statement of Income.

In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The company tests goodwill for impairment on an annual basis during the second quarter. The adoption of this guidance in 2012 is not expected to have a material impact on the company’s consolidated financial statements.

In December 2011, the FASB issued a final standard on balance sheet offsetting disclosures. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The company is currently evaluating the impact of adoption.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2012, and the related consolidated statement of income, statement of comprehensive income and statement of cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2011, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2011, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 3, 2012

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with the (1) unaudited consolidated financial information and related notes included in this Form 10-Q, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and (3) the unaudited pro forma condensed combined statement of income for the first quarter ended March 31, 2011 and corresponding footnotes (the “First Quarter 2011 Merger Pro Formas”) included as a part of Exhibit 99.1 to Current Report on Form 8-K filed on April 27, 2012. The First Quarter 2011 Merger Pro Formas are herein incorporated by reference.

This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Our results of operations include Nalco since the close of the merger on December 1, 2011. Because Nalco’s operations had such a significant impact on our operations, a comparison of our reported results for the first quarter ended March 31, 2012 against our reported results for the first quarter ended March 31, 2011 is not meaningful. In order to provide the most meaningful comparison of our results of operations, where applicable (generally net sales through operating income), we have supplemented our historical financial data with discussion and analysis that compares reported and adjusted results for the first quarter of 2012 against the First Quarter 2011 Merger Pro Formas, which assume that the merger with Nalco had been consummated on January 1, 2010.

The First Quarter 2011 Merger Pro Formas are based on the historical consolidated financial statements and accompanying notes of both Ecolab and Nalco and were prepared to illustrate the effects of our merger with Nalco, assuming the merger had been consummated on January 1, 2011. The First Quarter 2011 Merger Pro Formas also include the movement of certain legacy Ecolab water treatment related businesses from the U.S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services reportable segments to the Global Water reportable segment, which resulted from changes in how we internally manage and report results within our legacy Ecolab Food & Beverage and Asia Pacific operating units. The movement of the water treatment related business did not significantly impact year-over-year comparability; therefore, prior year reported segment information has not been restated to reflect this change.

The unaudited adjusted pro forma results exclude special (gains) and charge items that are unusual in nature, significant in amounts and important to the understanding of underlying business performance. The unaudited pro forma and adjusted pro forma results are not necessarily indicative of the results of operations that would have actually occurred had the merger been completed as of the date indicated, nor are they indicative of future operating results of the combined company.

Pro forma data and comparison against applicable reported data included within this MD&A are shown in the following tables. Reconciliations of reported, pro forma, adjusted and pro forma adjusted amounts are provided on pages 41-47 of this report.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Selected Statement of Income lines	First Quarter Ended
	March 31
	Reported	Reported	Pro forma
(millions)	2012	2011	2011
Net sales	$2,810.9	$1,518.3	$2,585.6
Cost of sales	1,614.0	770.4	1,393.1
Selling, general and administrative expenses	989.7	581.6	956.9
Special (gains) and charges	41.4	14.6	(123.1)
Operating income	$165.8	$151.7	$358.7

Special (Gains) and Charges	First Quarter Ended
	March 31
	Reported	Reported	Pro forma
(millions)	2012	2011	2011
Cost of sales
Restructuring charges	$2.1	$0.8	$0.8
Recognition of Nalco inventory fair value step-up	73.9	—
Subtotal	76.0	0.8	0.8

Special (gains) and charges
Restructuring charges	26.5	10.4	8.7
Business structure and optimization	—	0.6	0.6
Nalco merger and integration costs	14.9	—	—
Cleantec acquisition integration costs	—	3.6	3.6
Gain on divestiture	—	—	(136.0)
Subtotal	41.4	14.6	(123.1)

Operating income	$117.4	$15.4	$(122.3)

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Reportable Segments	First Quarter Ended
	March 31
	Reported	Reported	Pro forma
(millions)	2012	2011	2011
Net Sales
U.S. Cleaning & Sanitizing	$708.9	$681.5	$661.1
U.S. Other Services	111.4	107.2	107.2
Int’l Cleaning, Sanitizing & Other Services	732.7	708.7	697.7
Global Water	498.5	—	469.8
Global Paper	199.0	—	195.8
Global Energy	536.9	—	417.4
Subtotal at fixed currency rates	2,787.4	1,497.4	2,549.0
Effect of foreign currency translation	23.5	20.9	36.6
Consolidated	$2,810.9	$1,518.3	$2,585.6

Operating Income
U.S. Cleaning & Sanitizing	$128.4	$111.9	$115.7
U.S. Other Services	13.8	14.7	14.7
Int’l Cleaning, Sanitizing & Other Services	48.1	44.0	43.0
Global Water	43.0	—	38.6
Global Paper	18.3	—	20.1
Global Energy	84.4	—	55.1
Corporate	(171.5)	(20.6)	69.5
Subtotal at fixed currency rates	164.5	150.0	356.7
Effect of foreign currency translation	1.3	1.7	2.0
Consolidated	$165.8	$151.7	$358.7

Overview of the First Quarter Ended March 31, 2012

Reported first quarter 2012 sales increased 85% compared to first quarter 2011 reported sales. Reported first quarter operating income increased 9% compared to first quarter 2011 reported operating income.

As previously discussed, the Nalco merger significantly impacted the comparability of our results of operations from 2011 to 2012. Additionally, both 2012 and 2011 results of operations included special (gains) and charges as well as discrete tax items which impact the year over year comparisons.

First quarter 2012 reported sales increased 9% when compared against 2011 pro forma first quarter sales, led by strong growth from Global Energy and Latin America operations, as well as solid performances by worldwide Food & Beverage and U.S. Institutional. Excluding special (gains) and charges and discrete tax items, adjusted earnings per share growth was strong at 11% in the first quarter.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the First Quarter Ended March 31, 2012 (continued)

Sales Performance

•                  Reported first quarter 2012 net sales increased 85% to $2.8 billion. First quarter 2012 reported sales increased 9% when compared to pro forma 2011 sales of $2.6 billion. All other acquisition and divestiture activity, excluding the Nalco merger, had a minimal impact on total sales growth. Foreign currency exchange had a small impact on net sales during the quarter. When measured in fixed rates of currency exchange, reported sales grew 86% while pro forma sales growth remained 9%.

•                  U.S. Cleaning & Sanitizing first quarter 2012 reported sales increased 4% to $709 million. First quarter 2012 reported sales increased 7% when compared to pro forma 2011 results. Excluding the impact of acquisitions, first quarter 2012 sales rose 6% when compared to pro forma 2011 results. Institutional reported sales increased 6%, while Food & Beverage sales grew 7% compared to pro forma 2011 results.

•                  U.S. Other Services reported sales increased 4% to $111 million.

•                  Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% to $733 million for the first quarter. Fixed currency sales increased 5% when compared to pro forma 2011 results. Excluding the impact of acquisitions, first quarter 2012 fixed currency sales rose 4% when compared to pro forma 2011 results. Europe/Middle East/Africa (“EMEA”) fixed currency sales increased by 2%. Asia Pacific fixed currency sales increased 6% compared to first quarter 2011 pro forma sales. Latin America fixed currency sales growth was 18% for the quarter. Excluding the impact of acquisitions, first quarter 2012 Latin America fixed currency sales rose 15%. When measured at public currency rates, first quarter reported International Cleaning, Sanitizing & Other Services sales increased 2% against reported sales from 2011 and 4% against pro forma sales from 2011.

•                  Global Water, Global Paper and Global Energy had $498 million, $199 million and $537 million of fixed currency first quarter 2012 sales, respectively, which based on the closing date of the merger, compared against no reported sales for those segments in 2011.

•                  First quarter fixed currency Global Water sales of $498 million increased 6% when compared against fixed currency pro forma first quarter 2011 sales of $470 million. Excluding the impact of acquisitions and divestitures, first quarter 2012 fixed currency sales rose 8% when compared to pro forma 2011 results. When measured at public currency exchange rates, first quarter 2012 reported Global Water sales were $504 million.

•                  Global Paper sales, when measured in fixed rates of currency exchange, rose 2% to $199 million when compared against fixed currency pro forma first quarter 2011 sales of $196 million. When measured at public currency rates, Global Paper first quarter 2012 reported sales were $200 million.

•                  When measured in fixed rates of currency exchange, first quarter Global Energy sales increased 29% to $537 million versus pro forma first quarter 2011 sales of $417 million. First quarter 2012 Global Energy reported sales measured at public currency rates were $539 million.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the First Quarter Ended March 31, 2012 (continued)

Financial Performance

•                  Reported first quarter 2012 operating income increased 9% to $166 million compared to first quarter reported operating income of $152 million. Reported operating income decreased 54% when comparing against 2011 pro forma operating income of $359 million. Excluding the impact of special (gains) and charges from 2012 reported results and from 2011 pro forma results, adjusted 2012 operating income increased 20% when compared to adjusted pro forma operating income in the first quarter of 2011. Currency had a minimal impact, as first quarter fixed currency adjusted operating income also increased 20% when compared to 2011 adjusted pro forma fixed currency operating income.

•                  Reported net income attributable to Ecolab decreased 47% to $50 million. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted net income attributable to Ecolab increased 40% compared to the prior year’s first quarter.

•                 Reported diluted earnings per share attributable to Ecolab of $0.17 decreased 58% compared to the first quarter of 2011. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted diluted earnings per share attributable to Ecolab increased 11% to $0.50 for the first quarter of 2012 compared to $0.45 in the first quarter of 2011.

•                  Our reported effective income tax rate was 44.7% for the first quarter of 2012 compared to 32.1% for the first quarter of 2011. Excluding the tax rate impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, our adjusted effective income tax rate was 30.7% and 30.2% for the first quarter of 2012 and 2011, respectively.

Results of Operations — First quarter ended March 31, 2012

Net Sales

	First Quarter Ended
	March 31%
(millions)	2012	2011		Change

Reported GAAP net sales	$2,810.9	$1,518.3		85%
Adjustments:
Nalco merger pro forma adjustment	—	1,067.3
Net sales	2,810.9	2,585.6	*	9%
Effect of foreign currency translation	(23.5)	(36.6	)*
Fixed currency net sales	$2,787.4	$2,549.0	*	9%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First quarter ended March 31, 2012 (continued)

The increase in reported net sales in the first quarter of 2012 is due primarily to the Nalco merger. Reported first quarter 2012 sales increased 9% when compared to pro forma 2011 sales. The components of the period-over-period pro forma net sales change are as follows:

First Quarter Ended
(percent)	March 31, 2012
Volume	6%
Price changes	3
Acquisitions & divestitures	—
Pro forma fixed currency sales increase	9
Foreign currency exchange	(1)
Total pro forma net sales increase	9%

Note: Amounts in the table above do not necessarily sum due to rounding.

Gross Profit Margin

The reported gross profit margin, (“gross margin”) defined as the difference between net sales less cost of sales divided by net sales, was 42.6% and 49.3% for the first quarter of 2012 and 2011, respectively. Our reported first quarter 2012 gross margin was negatively impacted by the recognition of fair value step-up in Nalco inventory of $73.9 million and restructuring charges of $2.1 million, the combination of which reduced our 2012 reported gross margin percentage by 2.7 percentage points. The inclusion of Nalco’s business mix in the first quarter of 2012 also negatively impacted our 2012 reported gross margins when comparing against our reported first quarter 2011 gross margins.

Excluding the impact of restructuring charges from both 2012 and 2011 and the recognition of fair value step-up in Nalco inventory in 2012, our adjusted 2012 gross margin of 45.3% compared against a 2011 adjusted pro forma gross margin of 46.2%. The decrease in the adjusted 2012 gross margin as compared to the pro forma adjusted 2011 gross margin was driven by the business mix impact of increased Global Energy sales as well as continued higher delivered product costs which more than offset pricing gains, from a gross margin perspective.

Selling, General and Administrative Expense

Reported selling, general and administrative expense as a percentage of consolidated net sales were 35.2% for the first quarter of 2012 versus the reported equivalent of 38.3% in 2011.

As a percentage of consolidated net sales, our reported 2012 selling, general and administrative expense ratio of 35.2% compared against a 2011 pro forma selling, general and administrative expense ratio of 37.0%. The decrease in expense percentage for the first quarter was driven by leverage from sales gains, along with cost savings efforts, which more than offset increased compensation and benefits costs and other cost increases.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2012	2011

Cost of sales
Restructuring charges	$2.1	$0.8
Recognition of Nalco inventory fair value step-up	73.9	—
Subtotal	76.0	0.8

Special (gains) and charges
Restructuring charges	26.5	10.4
Business structure and optimization	—	0.6
Nalco merger and integration costs	14.9	—
Cleantec acquisition integration costs	—	3.6
Subtotal	41.4	14.6

Operating income subtotal	117.4	15.4

Interest expense, net
Debt extinguishment costs	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	(4.5)	—

Total special (gains) and charges	$131.1	$15.4

Restructuring charges

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe, the costs of which have not been and are not expected to be significant (collectively, the “2011 Restructuring Plan”). As a result of restructuring activities under the 2011 Restructuring Plan, we recorded restructuring charges of $15.8 million ($12.6 million after tax) or $0.04 per diluted share during the first quarter ended March 31, 2012 and $11.2 million ($9.0 million after tax) or $0.04 per diluted share during the first quarter ended March 31, 2011.

Actions under the 2011 Restructuring Plan are expected to result in approximately $120 million ($100 million after tax) in annualized cost savings when fully realized, with approximately $50 million ($40 million after tax) realized in 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special (Gains) and Charges (Continued)

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) under the 2011 Restructuring Plan through the completion of the Plan in 2013. Approximately $70 million ($55 million after tax) of those charges are expected to occur in 2012. We anticipate that approximately $125 million of the pre-tax charge will represent cash expenditures. The remaining $25 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

In January 2012, following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). As a result of restructuring activities under the Merger Restructuring Plan, we recorded restructuring charges of $12.7 million ($8.8 million after tax) or $0.03 per diluted share during the first quarter ended March 31, 2012.

We expect that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total cost through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $50 million ($35 million after tax) of those charges are expected to occur in 2012. We anticipate that approximately $150 million of the total pre-tax restructuring charges will represent cash expenditures. The remaining $30 million of the pretax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

We anticipate savings from the Merger Restructuring Plan, along with cost synergies achieved in connection with the merger, will be approximately $250 million on an annual basis with the annual run rate achieved by the end of 2014. We anticipate the corresponding savings and synergies will be approximately $75 million in 2012.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

As a result of the Nalco merger, during the first quarter of 2012, we incurred charges of $102.5 million ($77.7 million after tax) or $0.26 per diluted share. Nalco merger and integration charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income attributable to noncontrolling interest include the recognition of fair value step-up in Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within interest expense, net include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

Pro forma first quarter 2011 special (gains) and charges include the gain on sale of Nalco’s personal care products business and its marine chemicals business, resulting in a gain of $136.0 million.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

	First Quarter Ended
	March 31%
(millions)	2012	2011		Change

Reported GAAP operating income	$165.8	$151.7		9%
Adjustments:
Nalco merger pro forma adjustment	—	207.0
Operating income	165.8	358.7	*	(54)%
Adjustments:
Special (gains) and charges	117.4	(122.3	)*
Non-GAAP adjusted operating income	283.2	236.4	*	20%
Effect of foreign currency translation	(1.3)	(2.0	)*
Non-GAAP adjusted fixed currency operating income	$281.9	$234.4	*	20%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

Reported operating income increased 9% in first quarter 2012 compared to reported first quarter 2011. Our reported 2012 operating income of $166 million decreased 54% when compared against first quarter 2011 pro forma operating income of $359 million. Reported first quarter 2012 operating income and pro forma first quarter 2011 operating income were both impacted by special (gains) and charges.

Excluding the impact of special (gains) and charges from reported 2012 and pro forma 2011 results, first quarter 2012 adjusted operating income increased 20% when compared against first quarter 2011 adjusted pro forma operating income. Foreign currency had a minimal impact as shown in the table above. The 2012 adjusted fixed currency operating income increase as compared to 2011 adjusted pro forma fixed currency operating income was driven by sales volume gains, pricing and efficiencies which were partially offset by increased delivered product costs and investments in the business.

Interest Expense, Net

	First Quarter Ended
	March 31%
(dollars)	2012	2011	Change

Reported GAAP interest expense, net	$86.1	$13.5	538%
Adjustments:
Special (gains) and charges	18.2	—
Non-GAAP adjusted interest expense, net	$67.9	$13.5	403%

Reported net interest expense totaled $86.1 million in the first quarter of 2012, compared with $13.5 million in the first quarter of 2011. Excluding the impact of special (gains) and charges, adjusted net interest expense increased in the first quarter of 2012, due primarily to debt issued to fund the cash portion of the Nalco merger consideration, the repayment of Nalco debt and share repurchases.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2012	2011

Reported tax rate	44.7%	32.1%
Tax rate impact of:
Special gains and charges	(13.3)	(1.2)
Discrete tax expenses, net	(0.7)	(0.7)
Non-GAAP adjusted effective tax rate	30.7%	30.2%

The reported tax rate for the first quarter of 2012 was 44.7% compared to a reported tax rate of 32.1% for the first quarter of 2011.

Our reported tax rate for the first quarter of 2012 and 2011 included the tax impact of special (gains) and charges and discrete tax items which increased our reported tax rate. Our reported tax rate for the first quarter of 2012 is higher than the first quarter of 2011 due to the mix of special (gains) and charges. The tax benefits derived by our special (gains) and charges in 2012 are not necessarily consistent with our overall non-GAAP adjusted tax rate, as various amounts within our special (gains) and charges relate to lower tax jurisdictions.

The first quarter 2012 reported tax rate was impacted by $30.5 million of reduced tax expense, including $31.9 million of net tax benefits on special (gains) and charges. First quarter 2012 discrete tax net expense of $1.4 million includes various individually insignificant items.

The first quarter 2011 tax rate was impacted by $2.0 million of reduced tax expense, including $3.1 million of net tax benefits on special (gains) and charges and $1.1 million of discrete tax net expense. First quarter 2011 discrete tax expense primarily includes the re-measurement of our U.S. deferred tax assets due to the impact of a change in our blended state rate, partially offset by a prior year state refund claim.

The increase in the first quarter 2012 non-GAAP adjusted tax rate compared to first quarter 2011 was due primarily to incorporating Nalco’s tax rate mix into our overall operations, as well as the R&D credit not yet being extended for 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31%
(millions)	2012	2011	Change

Reported GAAP net income	$49.7	$93.6	(47)%
Adjustments:
Special (gains) and charges, net of tax	99.2	12.3
Discrete tax net expenses	1.4	1.1
Non-GAAP adjusted net income	$150.3	$107.0	40%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended
	March 31%
(dollars)	2012	2011	Change

Reported GAAP diluted EPS	$0.17	$0.40	(58)%
Adjustments:
Special (gains) and charges	0.33	0.05
Discrete tax net expenses	0.00	0.00
Non-GAAP adjusted diluted EPS	$0.50	$0.45	11%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an insignificant unfavorable impact, net of tax, on net income attributable to Ecolab and diluted earnings per share for the first quarter of 2012 compared to 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Effective with the Nalco merger, we added Nalco’s three legacy operating units (Water Services, Paper Services and Energy Services) as additional reportable segments to the merged company’s reporting structure.

Beginning in the first quarter of 2012, the Water Services, Paper Services and Energy Services reportable segments have been renamed as the Global Water, Global Paper and Global Energy reportable segments, respectively. With the exception of the water treatment related business change discussed below, the underlying structure of the Global Water, Global Paper and Global Energy segments remains the same as 2011.

Beginning in the first quarter of 2012, the International reportable segment has been renamed as the International Cleaning, Sanitizing & Other Services reportable segment. With the exception of the water treatment related business change discussed below, the underlying structure of the International Cleaning, Sanitizing & Other Services segment remains the same as 2011.

Beginning in the first quarter of 2012, due to changes in how we internally manage and report results within our legacy Ecolab Food & Beverage and Asia Pacific operating units, certain water treatment related businesses were moved from the U.S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services reportable segments to the Global Water reportable segment. The movement of these businesses did not significantly impact year-over-year comparability; therefore, prior year reported segment information has not been restated to reflect this change.

Our fifteen operating units are aggregated into six reportable segments: U.S. Cleaning & Sanitizing, U.S. Other Services, International Cleaning, Sanitizing & Other Services, Global Water, Global Paper and Global Energy.

The international amounts included within the International Cleaning, Sanitizing & Other Services, Global Water, Global Paper and Global Energy reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2012.

Reported sales for first quarter 2012 and 2011 for each of our reportable segments were as follows:

	First Quarter Ended
	March 31
	Reported	Reported	%
(millions)	2012	2011	Change

U.S. Cleaning & Sanitizing	$708.9	$681.5	4%
U.S. Other Services	111.4	107.2	4
Int’l Cleaning, Sanitizing & Other Services	732.7	708.7	3
Global Water	498.5	—
Global Paper	199.0	—
Global Energy	536.9	—
Subtotal at fixed currency rates	2,787.4	1,497.4	86
Effect of foreign currency translation	23.5	20.9
Consolidated	$2,810.9	$1,518.3	85%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (Continued)

Reported sales for first quarter 2012 and pro forma sales, including Nalco’s results and reclassification of certain water treatment related businesses, for first quarter 2011 for each of our reportable segments were as follows:

	First Quarter Ended
	March 31
	Reported	Pro forma	%
(millions)	2012	2011	Change

U.S. Cleaning & Sanitizing	$708.9	$661.1	7%
U.S. Other Services	111.4	107.2	4
Int’l Cleaning, Sanitizing & Other Services	732.7	697.7	5
Global Water	498.5	469.8	6
Global Paper	199.0	195.8	2
Global Energy	536.9	417.4	29
Subtotal at fixed currency rates	2,787.4	2,549.0	9
Effect of foreign currency translation	23.5	36.6
Consolidated	$2,810.9	$2,585.6	9%

As discussed previously in this MD&A, in order to provide the most meaningful comparison of results by reportable segment, in addition to discussing changes in first quarter 2012 reported results versus first quarter 2011 reported results, the following discussion also provides analysis on first quarter 2012 reported results versus first quarter 2011 pro forma results.

First quarter 2012 U.S. Cleaning & Sanitizing reported sales increased 4% to $709 million. First quarter 2012 reported sales increased 7% when compared to first quarter 2011 pro forma results. Excluding the impact of acquisitions, first quarter 2012 reported sales rose 6% when compared to pro forma 2011 results. Sales for our larger U.S. Cleaning & Sanitizing operating units were as follows:

•                  Institutional — Reported sales increased 6% for the first quarter of 2012. Sales initiatives, effective product and service programs, new accounts and increased distributor inventories impacted our results. Demand from our lodging customers continued to show growth, while overall foot traffic at our foodservice customers remained soft.

•                  Food & Beverage — Reported sales in the first quarter of 2012 increased 7% compared to first quarter 2011 pro forma sales. Sales increased in all segments, led by corporate account wins, pricing and product penetration.

•                  Kay — Reported sales increased 1% for the first quarter of 2012. First quarter 2012 reported results were negatively impacted by the timing of shipments to significant accounts. Account gains within the first quarter are expected to benefit the remainder of 2012.

•                  Healthcare — Reported sales increased 24% for the first quarter of 2012. Excluding the impact of acquisitions, reported sales increased 5% for the first quarter 2012. Sales of surgical drapes, environmental hygiene and hand hygiene led the increase.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

U.S. Other Services reported sales increased 4% in the first quarter of 2012. Sales for our U.S. Other Services operating units were as follows:

•                  Pest Elimination — Reported sales in the first quarter increased 4%. Gains in the hospitality and food & beverage segments led the growth. Contract sales and non-contract sales both showed increases compared to the prior year.

•                  Equipment Care — Reported sales in the first quarter of 2012 increased 4%. Service and installed parts sales increased, benefiting from new accounts and pricing gains. Direct parts sales decreased compared to the first quarter of 2011.

Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% for the first quarter of 2012 compared to fixed currency sales in 2011. First quarter 2012 fixed currency sales increased 5% when compared to pro forma 2011 fixed currency results. Excluding the impact of acquisitions, first quarter 2012 fixed currency sales rose 4% when compared to pro forma 2011 results. When measured at public currency rates, first quarter reported International Cleaning, Sanitizing & Other Services sales increased 2% against reported sales from 2011 and 4% against pro forma sales from 2011. Fixed currency sales changes for our International Cleaning, Sanitizing & Other Services operating units were as follows:

•                  EMEA — Sales increased 2% for the first quarter of 2012. Acquisitions had a minimal impact on sales growth. Sales growth in Germany, Italy and France was partially offset by lower sales in MEA. From a divisional perspective, Healthcare had good sales growth, while Institutional and Food & Beverage both showed modest sales increases.

•                  Asia Pacific — Sales increased 6% for the first quarter of 2012 compared to first quarter 2011 pro forma sales. Sales growth was driven primarily by increases in China, Australia and New Zealand. From a divisional perspective, both Institutional and Food & Beverage sales showed solid growth.

•                  Latin America — Sales in the first quarter of 2012 increased 18%. Excluding the impact of acquisitions, sales increased 15%. At a country level, Brazil, Chile and Mexico all showed double-digit sales growth. Our Institutional, Food & Beverage and Pest businesses all reported double-digit increases in sales.

•                  Canada — Sales in the first quarter of 2012 increased 10%. Double digit growth in Food & Beverage and strong growth in Institutional led to the sales increase.

Global Water, Global Paper and Global Energy had $498 million, $199 million and $537 million of fixed currency first quarter 2012 sales, respectively, which based on the closing date of the merger, compared against no reported sales for those segments in 2011.

First quarter fixed currency Global Water sales of $498 million increased 6% compared to pro forma fixed currency sales of $470 million in the first quarter of 2011. Excluding the impact of acquisitions and divestitures, first quarter 2012 fixed currency sales increased 8% versus pro forma first quarter 2011 fixed currency sales. When comparing reported results for the first quarter of 2012 against pro forma results for 2011, the mining, power, food & beverage and primary metals businesses reported sales gains. At a regional level, Latin America and Asia Pacific showed double digit sales growth, while the U.S. showed strong growth and EMEA’s growth was modest. When measured at public currency exchange rates, first quarter 2012 Global Water reported sales were $504 million.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Global Paper first quarter sales, when measured in fixed rates of currency exchange, rose 2% to $199 million when compared against fixed currency pro forma first quarter 2011 sales of $196 million. When comparing reported results for the first quarter of 2012 against pro forma results for 2011, customer and product penetration coupled with differentiated technology offset a soft market. Good growth in the U.S. more than offset sales declines in Asia Pacific and Latin America. When measured at public currency rates, Global Paper first quarter 2012 reported sales were $200 million.

When measured in fixed rates of currency exchange, first quarter Global Energy sales increased 29% to $537 million versus pro forma fixed currency first quarter 2011 sales of $417 million. When comparing reported results for the first quarter of 2012 against pro forma results for the first quarter of 2011, the increase in sales reflected strong volume growth in our upstream business based on an expanded leadership position with deepwater accounts and continued strong gains in oil sands in the Middle East and Africa, coupled with market share gains in our downstream business in the Middle East and Asia Pacific regions. First quarter 2012 Global Energy reported sales measured at public currency rates were $539 million.

Reported operating income for first quarter 2012 and 2011 for each of our reportable segments was as follows:

	First Quarter Ended
	March 31
	Reported	Reported	%
(millions)	2012	2011	Change

U.S. Cleaning & Sanitizing	$128.4	$111.9	15%
U.S. Other Services	13.8	14.7	(6)
Int’l Cleaning, Sanitizing & Other Services	48.1	44.0	10
Global Water	43.0	—
Global Paper	18.3	—
Global Energy	84.4	—
Corporate	(171.5)	(20.6)
Subtotal at fixed currency rates	164.5	150.0	10
Effect of foreign currency translation	1.3	1.7
Consolidated	$165.8	$151.7	9%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Reported operating income for first quarter 2012 and pro forma operating income, including Nalco’s results and reclassification of certain water treatment related businesses, for first quarter 2011 for each of our reportable segments was as follows:

	First Quarter Ended
	March 31
	Reported	Pro forma	%
(millions)	2012	2011	Change

U.S. Cleaning & Sanitizing	$128.4	$115.7	11%
U.S. Other Services	13.8	14.7	(6)
Int’l Cleaning, Sanitizing & Other Services	48.1	43.0	12
Global Water	43.0	38.6	11
Global Paper	18.3	20.1	(9)
Global Energy	84.4	55.1	53
Corporate	(171.5)	69.5
Subtotal at fixed currency rates	164.5	356.7	(54)
Effect of foreign currency translation	1.3	2.0
Consolidated	$165.8	$358.7	(54)%

As discussed previously in this MD&A, in order to provide the most meaningful comparison of results by reportable segment, in addition to discussing changes in first quarter 2012 reported results versus first quarter 2011 reported results, the following discussion also provides analysis on first quarter 2012 reported results versus first quarter 2011 pro forma results.

First quarter reported 2012 U.S. Cleaning & Sanitizing operating income increased 15% to $128 million when compared to reported operating income from first quarter 2011. First quarter reported 2011 operating income increased 11% when compared to pro forma first quarter 2011 results. Excluding the impact of acquisitions, first quarter reported 2012 operating income rose 6% when compared to pro forma 2011 results. The increase in operating income was driven by sales volumes and pricing gains, which more than offset increases in delivered product costs.

U.S. Other Services reported first quarter 2012 operating income decreased 6% for the first quarter of 2012. The decrease in the first quarter is driven primarily by investments in the field service model in our quality assurance business.

International Cleaning, Sanitizing & Other Services operating income at fixed currency rates increased 10% for the first quarter of 2012 when compared to fixed currency operating income from the first quarter of 2011. Fixed currency operating income from the first quarter of 2012 increased 12% when compared to pro forma first quarter 2011 results. Excluding the impact of acquisitions, first quarter fixed currency operating income increased 13% when compared to pro forma 2011 results. Operating income growth was driven by sales volume gains, pricing gains and savings from our 2011 Restructuring Plan, which more than offset higher delivered product and other costs and continued investments in the business. When measured at public currency rates, reported International Cleaning, Sanitizing & Other Services operating income increased 7% against reported operating income from 2011 and 9% against pro forma operating income from 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Global Water, Global Paper and Global Energy had $43 million, $18 million and $84 million of fixed currency first quarter 2012 operating income, respectively, which based on the closing date of the merger, compared against no reported operating income for those segments in 2011.

Global Water reported $43 million of fixed currency operating income for the first quarter of 2012, an increase of 11% compared to pro forma fixed currency operating income of $39 million in the first quarter of 2011. Excluding the impact of acquisitions and divestitures, first quarter 2012 fixed currency operating income increased 27% when compared to first quarter 2011 pro forma fixed currency operating income. When comparing reported results for first quarter 2012 against pro forma results for 2011, operating income growth was driven by sales volume and pricing gains, which more than offset higher delivered product and other costs. When measured at public currency exchange rates, first quarter 2012 reported Global Water operating income was also $43 million.

Global Paper first quarter 2012 operating income, when measured in fixed rates of currency exchange, decreased 9% to $18 million when compared against first quarter 2011 fixed currency pro forma operating income of $20 million. When comparing reported results for the first quarter of 2012 against pro forma results for 2011, higher delivered product and other costs more than offset pricing and volume gains. When measured at public currency rates, Global Paper first quarter 2012 reported operating income was $19 million.

In April 2012, we announced price increases within our Global Water and Global Paper segments to help offset the increased delivered product costs.

When measured in fixed rates of currency exchange, first quarter 2012 Global Energy operating income increased 53% to $84 million versus first quarter 2011 pro forma fixed currency operating income of $55 million. When comparing reported results for first quarter 2012 against pro forma results for 2011, operating income growth was driven by strong sales volume and pricing gains, which more than offset higher delivered product costs. First quarter 2012 Global Energy reported operating income measured at public currency rates was also $84 million.

Consistent with our internal management reporting, the Corporate segment includes special (gains) and charges reported on the Consolidated Statement of Income. Items included in reported special (gains) and charges are shown in the table on page 43, and items included in pro forma special (gains) and charges are included are shown in the table on page 38. The Corporate segment also includes amortization specifically related to Nalco merger intangible assets, merger integration costs and investments we are making in business systems and structure.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Total assets were $16.9 billion as of March 31, 2012, compared to total assets of $18.2 billion at December 31, 2011. The decrease is primarily due to a reduction in cash, related to the redemption of $1.7 billion of Nalco’s senior notes in January 2012. Acquisitions during the first quarter of 2012 did not have a significant impact on our total assets. The impact of foreign currency exchange rates on our total assets was also minimal.

Total debt was $6.3 billion as of March 31, 2012 and $7.6 billion as of December 31, 2011. The ratio of total debt to capitalization (total equity plus total debt) decreased to 52% at March 31, 2012 compared to 57% at December 31, 2011, reflecting the redemption of $1.7 billion of Nalco’s senior notes in January 2012. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $111 million for the first quarter of 2012 compared to $56 million in 2011. Year-over-year comparability was impacted by a $100 million voluntary pension contribution in 2011. We continue to generate strong cash flow from operations which has allowed us to continue to fund our ongoing operations, investments in the business, acquisitions, pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $137 million in 2012 compared to $378 million in 2011. Cash paid for acquisitions decreased in 2012 as first quarter 2012 acquisitions included Esoform and InsetCenter, whereas first quarter 2011 included the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc., which by comparison were significantly larger. See Note 3 for further information on our business acquisition activity. Increases in capital expenditures compared to the prior year were due primarily to investments in Nalco business units.

Cash used for financing activities in 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. Net issuances of commercial paper and notes payable led to an increase of $320 million during the first quarter of 2012. 2012 financing activities also included a dividend payment, which increased when compared to 2011 due to an increase in the dividend rate, as well as a larger number of shares outstanding as a result of the Nalco merger. We also repurchased 1.4 million shares for approximately $85 million under our share repurchase program. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in the first quarter.

Cash provided by financing activities in the first quarter of 2011 included an increase of $466 million related to net issuances of commercial paper and notes payable partially offset by the scheduled repayment of $150 million of long-term debt. We also repurchased 1.5 million shares of our common stock for approximately $70 million.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2011 disclosed total notes payable and long-term debt due within one year of $1.0 billion. As of March 31, 2012, the total notes payable and long-term debt due within one year has increased to $1.3 billion. The increase from year end is primarily due to an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $97 million as of March 31, 2012 and $90 million as of December 31, 2011. The increase in the liability balance was due primarily to adjustments to foreign audit reserves. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (Continued)

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and short-term and/or long-term borrowings.

As of March 31, 2012, we had $354 million of cash and cash equivalents on hand and expect our operating cash flow to remain strong. Additionally, as of March 31, 2012 we had a $1.5 billion multi-year credit facility, which expires in September 2016, as well as a $2.0 billion, 364 day credit facility, which expires in September 2012. On April 10, 2012, subsequent to the end of our first quarter, we reduced the 364 day credit facility to $1.0 billion. Both credit facilities have been established with a diverse portfolio of banks. The credit facilities are used for general corporate purposes, including share repurchases, the repayment of other indebtedness and acquisitions.

In addition to the general corporate uses discussed above, the credit facilities support our U.S. commercial paper program, which was reduced to $2.5 billion subsequent to the reduction of our 364 day credit facility discussed above, and our $200 million European commercial paper program. Subsequent to the reduction of our 364 day credit facility, combined borrowing under these two commercial paper programs may not exceed $2.5 billion. As of March 31, 2012, we had $1.2 billion in outstanding U.S. commercial paper, with an average annual interest rate of 0.5%, and no amounts outstanding under our European commercial paper program. As of March 31, 2012, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 14.

Subsequent Events

In March 2012, subsequent to our fiscal quarter end for international operations, we acquired Econ Indústria e Comércio de Produtos de Higiene e Limpeza Ltda., a provider of cleaning and sanitizing products and services to the Brazilian foodservice industry. Based in Sao Paulo, Brazil, its annual sales are approximately $9 million. The business operations will be integrated with our existing Brazil Institutional business and will be included in our International Cleaning, Sanitizing & Other Services reportable segment beginning in the second quarter of 2012.

In April 2012, we made a $150 million voluntary contribution to our U.S. pension plans.

In April 2012, we reduced our 364 day credit facility from $2.0 billion to $1.0 billion.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include:

•                  Fixed currency sales

•                  Pro forma sales

•                  Pro forma fixed currency sales

•                  Fixed currency operating income

•                  Pro forma operating income

•                  Pro forma fixed currency operating income

•                  Adjusted operating income

•                  Adjusted pro forma operating income

•                  Adjusted fixed currency operating income

•                  Adjusted pro forma fixed currency operating income

•                  Adjusted net interest expense

•                  Adjusted effective tax rate

•                  Adjusted net income attributable to Ecolab

•                  Adjusted diluted earnings per share attributable to Ecolab

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

We include in special (gains) and charges items that are unusual in nature, significant in amount and important to an understanding of underlying business performance. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted operating income and adjusted fixed currency operating income (and the first quarter 2011 pro forma equivalents for each), adjusted net interest, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab, which exclude special (gains) and charges and discrete tax items.

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures (and the first quarter 2011 pro forma equivalent for each) eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (Continued)

These measures are not in accordance with, or an alternative to, GAAP and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 41-47.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our Merger Restructuring Plan, 2011 Restructuring Plan and other restructuring initiatives, contributions to pension and post-retirement health care benefit plans, tax deductibility of goodwill, amortization expense, share repurchases, the impact of new accounting pronouncements, the impact of potential lawsuits or claims, gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto, timing of hedged transactions, pricing, benefits from account gains, borrowing capacity, future cash flow and sources of funding and nonperformance of financial counterparties. Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the ultimate results of any restructuring and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Part II, Item 1A of this Form 10-Q. Except as required under applicable law, we undertake no duty to update our Forward-Looking Statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 22.

Item 4.  Controls and Procedures

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 30, is incorporated herein by reference.

Item 1A.                                                  Risk Factors

In our report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 57 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                                                            Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased (1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs (3)	(d) Maximum number of shares that may yet be purchased under the plans or programs (3)
January 1-31, 2012	1,272,814	$59.8375	1,253,200	17,279,779
February 1-29, 2012	140,647	$61.8305	0	17,279,779
March 1-31, 2012	129,409	$59.4600	122,314	17,157,465
Total	1,542,870	$59.9875	1,375,514	17,157,465

(1)                    Includes 167,356 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                    The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                    As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  In September 2011, the Company announced a $1.0 billion share repurchase program under the existing Board authorizations.  We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.                                                             Exhibits

(a) The following documents are filed as exhibits to this report:

(10)                                 Agreement dated as of February 24, 2012 between Susan K. Nestegard and Ecolab Inc.

(15)                                  Letter regarding unaudited interim financial information.

(31)                                  Rule 13a - 14(a) Certifications.

(32)                                  Section 1350 Certifications.

(99)                                  Exhibit 99.1 of our form 8-K filed on April 27, 2012, incorporated by reference to Unaudited pro forma condensed combined statement of income for the first quarter ended March 31, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

(101)                            Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 3, 2012	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10)	Agreement dated as of February 24, 2012 between Susan K. Nestegard and Ecolab Inc.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(99)	Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

Incorporated by reference to Unaudited pro forma condensed combined statement of income for the first quarter ended March 31, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012

(101)	Interactive Data File.	Filed herewith electronically