Form 10-Q
period 2012-06-30
ECOLAB INC
filed 2012-08-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012.

292,512,285 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share amounts)	2012	2011
	(unaudited)

Net sales	$2,958.7	$1,698.8
Cost of sales (including special charges of $3.1 in 2012)	1,608.9	860.8
Selling, general and administrative expenses	981.7	609.6
Special (gains) and charges	41.6	30.1
Operating income	326.5	198.3
Interest expense, net	63.9	13.1
Income before income taxes	262.6	185.2
Provision for income taxes	79.2	59.0
Net income including noncontrolling interest	183.4	126.2
Less: Net income (loss) attributable to noncontrolling interest	(1.1)	0.3
Net income attributable to Ecolab	$184.5	$125.9

Earnings attributable to Ecolab per common share
Basic	$0.63	$0.54
Diluted	$0.62	$0.53

Dividends declared per common share	$0.2000	$0.1750

Weighted-average common shares outstanding
Basic	291.9	231.6
Diluted	298.2	236.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share amounts)	2012	2011
	(unaudited)

Net sales	$5,769.6	$3,217.1
Cost of sales (including special charges of $79.1 in 2012 and $0.8 in 2011)	3,222.9	1,631.2
Selling, general and administrative expenses	1,971.4	1,191.2
Special (gains) and charges	83.0	44.7
Operating income	492.3	350.0
Interest expense, net (including special charges of $18.2 in 2012)	150.0	26.6
Income before income taxes	342.3	323.4
Provision for income taxes	114.8	103.4
Net income including noncontrolling interest	227.5	220.0
Less: Net income (loss) attributable to noncontrolling interest (including special charges of $4.5 in 2012)	(6.7)	0.5
Net income attributable to Ecolab	$234.2	$219.5

Earnings attributable to Ecolab per common share
Basic	$0.80	$0.95
Diluted	$0.79	$0.93

Dividends declared per common share	$0.4000	$0.3500

Weighted-average common shares outstanding
Basic	291.7	231.8
Diluted	298.1	236.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income including noncontrolling interest	$183.4	$126.2	$227.5	$220.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(251.3)	59.6	(168.9)	139.4
Gain (loss) on net investment hedge	18.1	(11.0)	25.7	(27.9)
	(233.2)	48.6	(143.2)	111.5
Derivatives & hedging instruments
Unrealized gains (losses) during the period	4.4	(10.1)	1.5	(13.4)
Reclassification adjustment for (gains) losses included in net income	(1.4)	1.9	(0.1)	3.9
	3.0	(8.2)	1.4	(9.5)
Pension and postretirement benefits
Pension and postretirement benefit adjustment	(1.6)	—	(1.6)	—
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	7.6	5.3	14.6	10.4
	6.0	5.3	13.0	10.4

Subtotal	(224.2)	45.7	(128.8)	112.4

Total comprehensive income (loss), including noncontrolling interest	(40.8)	171.9	98.7	332.4

Less: Comprehensive income (loss) attributable to noncontrolling interest	(2.6)	0.2	(7.9)	0.4

Comprehensive income (loss) attributable to Ecolab	$(38.2)	$171.7	$106.6	$332.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2012	2011
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$304.9	$1,843.6

Accounts receivable, net	2,076.9	2,095.3

Inventories	1,071.7	1,069.6

Deferred income taxes	189.5	164.0

Other current assets	265.5	223.5

Total current assets	3,908.5	5,396.0

Property, plant and equipment, net	2,285.1	2,295.4

Goodwill	5,821.8	5,855.3

Other intangible assets, net	4,140.9	4,275.2

Other assets	309.1	362.8

Total assets	$16,465.4	$18,184.7

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

(millions, except shares and per share	June 30	December 31
amounts)	2012	2011
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,445.3	$1,023.0

Accounts payable	785.1	815.7

Compensation and benefits	401.0	497.2

Income taxes	58.1	81.7

Other current liabilities	761.2	748.7

Total current liabilities	3,450.7	3,166.3

Long-term debt	4,879.2	6,613.2

Postretirement health care and pension benefits	994.0	1,173.4

Other liabilities	1,439.3	1,490.7

Total liabilities	10,763.2	12,443.6

Equity (a)
Common stock	339.7	336.1
Additional paid-in capital	4,137.4	3,980.8
Retained earnings	3,677.5	3,559.9
Accumulated other comprehensive loss	(473.7)	(344.9)
Treasury stock	(2,059.1)	(1,865.2)
Total Ecolab shareholders’ equity	5,621.8	5,666.7
Noncontrolling interest	80.4	74.4
Total equity	5,702.2	5,741.1

Total liabilities and equity	$16,465.4	$18,184.7

(a)   Common stock, 800 million shares authorized, $1.00 par value per share, 292.5 million shares outstanding at June 30, 2012, 292.0 million shares outstanding at December 31, 2011. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2012	2011
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$227.5	$220.0

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	231.8	162.4
Amortization	123.8	25.5
Deferred income taxes	(26.1)	7.3
Share-based compensation expense	38.3	21.0
Excess tax benefits from share-based payment arrangements	(24.4)	(7.8)
Pension and postretirement plan contributions	(201.0)	(123.0)
Pension and postretirement plan expense	55.4	40.1
Restructuring, net of cash paid	27.7	36.3
Other, net	6.4	4.0

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(73.0)	(34.3)
Inventories	(4.3)	(16.8)
Other assets	(34.0)	(26.1)
Accounts payable	(20.5)	34.4
Other liabilities	(116.5)	(40.9)

Cash provided by operating activities	$211.1	$302.1

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Six Months Ended
	June 30
(millions)	2012	2011
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(254.5)	$(145.8)
Capitalized software expenditures	(8.0)	(11.9)
Property and other assets sold	8.0	2.5
Businesses acquired and investments in affiliates, net of cash acquired	(27.4)	(281.1)
Sale of business	0.8	—
Deposit into indemnification escrow	(1.3)	(28.1)
Receipt from indemnification escrow	2.1	—
Cash used for investing activities	(280.3)	(464.4)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	426.4	362.3
Long-term debt repayments	(1,691.1)	(153.8)
Reacquired shares	(190.9)	(122.2)
Cash dividends on common stock	(120.9)	(81.2)
Exercise of employee stock options	98.0	50.7
Excess tax benefits from share-based payment arrangements	24.4	7.8
Other, net	—	(0.1)
Cash provided by (used for) financing activities	(1,454.1)	63.5

Effect of exchange rate changes on cash	(15.4)	19.7

DECREASE IN CASH AND CASH EQUIVALENTS	(1,538.7)	(79.1)

Cash and cash equivalents, beginning of period	1,843.6	242.3

Cash and cash equivalents, end of period	$304.9	$163.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2012 and 2011 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 2, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

The company has revised its consolidated balance sheet as of December 31, 2011 to correct the jurisdictional netting of long-term deferred tax assets and liabilities. This revision decreased other assets and other liabilities by $56.l million and does not impact the consolidated statements of income or comprehensive income or the consolidated statement of cash flows for any period.  This correction also impacted the March 31, 2012 interim financial statements.  In addition to jurisdictional netting, additional classification differences primarily related to the January debt repayment were identified between deferred income taxes and income taxes payable which together had the net effect of reducing other assets by $57.1 million, income taxes payable by $64.9 million, and increasing other liabilities by $7.8 million as of March 31, 2012.  There was no impact to total cash provided by operations on the statement of cash flows for the three months ended March 31, 2012, but cash used by deferred income taxes was reduced by $64.9 million with an offsetting impact to other liabilities within the components of operating cash flows.  There was no impact on the consolidated statements of income or comprehensive income.  The company believes that these revisions were immaterial to previously issued financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011
Cost of sales
Restructuring charges	$5.8	$—	$7.9	$0.8
Recognition of Nalco inventory fair value step-up	(2.7)	—	71.2	—
Subtotal	3.1	—	79.1	0.8

Special (gains) and charges
Restructuring charges	25.9	29.8	52.4	40.2
Business structure and optimization	—	0.3	—	0.9
Nalco merger and integration costs	15.7	—	30.6	—
Cleantec acquisition integration costs	—	—	—	3.6
Subtotal	41.6	30.1	83.0	44.7

Operating income subtotal	44.7	30.1	162.1	45.5

Interest expense, net
Debt extinguishment costs	—	—	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	—	—	(4.5)	—

Total special (gains) and charges	$44.7	$30.1	$175.8	$45.5

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and asset write-downs associated with such actions. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset disposals include leasehold improvement write-downs and other asset write-downs associated with combining operations. Other charges include lease terminations prior to the end of their respective terms.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of other current liabilities on the Consolidated Balance Sheet.

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

The company expects to incur pretax restructuring charges of approximately $150 million ($125 million after tax) under the 2011 Restructuring Plan through the completion of the Plan in 2013. Approximately $60 million ($50 million after tax) of those charges are expected to occur in 2012.

The company anticipates that approximately $130 million of the pre-tax charge will represent cash expenditures. The remaining $20 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the 2011 Restructuring Plan, the company has recorded restructuring charges of $100.3 million ($79.4 million after tax) since the inception of the Plan. During the second quarter of 2012 and 2011, the company recorded restructuring charges of $16.4 million ($12.6 million after tax) and $29.8 million ($25.2 million after tax), respectively. During the six months ended June 30, 2012 and 2011, the company recorded restructuring charges of $32.2 million ($25.2 million after tax) and $41.0 million ($34.2 million after tax), respectively.

Merger Restructuring Plan

In January 2012, following the merger with Nalco Holding Company (“Nalco”), the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). Actions associated with the merger to improve efficiency and effectiveness are expected to lead to a reduction of the company’s workforce by 500 to 700 positions through 2012, with additional productivity and efficiency actions beyond 2012 expected to reduce the need for future positions by approximately 1,500.

The company expects that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total costs through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $60 to $70 million ($40 to $50 million after tax) of those charges are expected to occur in 2012.

The company anticipates that approximately $150 million of the pre-tax restructuring charges will represent cash expenditures. The remaining $30 million of the pretax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Merger Restructuring Plan, the company has recorded restructuring charges of $34.5 million ($24.1 million after tax) since the inception of the Plan. The company recorded restructuring charges of $15.2 million ($11.2 million after tax) and $27.9 million ($20.0 million after tax) during the second quarter and six months ended June 30, 2012, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Restructuring charges and subsequent activity related to the 2011 Restructuring Plan and the Merger Restructuring Plan, since the inception of each respective Plan, include the following:

					Merger
	2011 Restructuring Plan				Restructuring Plan
	Employee				Employee
	Termination	Asset			Termination	Asset
(millions)	Costs	Disposals	Other	Subtotal	Costs	Disposals	Other	Subtotal	Total

2011 Activity:

Recorded expense and accrual	$60.5	$0.5	$7.1	$68.1	$6.6	$—	$—	$6.6	$74.7
Cash payments	(22.2)	—	(2.6)	(24.8)	(0.3)	—	—	(0.3)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)	—	—	—	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)	—	—	—	—	(2.2)
Restructuring liability, December 31, 2011	36.1	—	4.5	40.6	6.3	—	—	6.3	46.9

2012 Activity:

Recorded expense and accrual	30.7	—	1.5	32.2	24.1	1.8	2.0	27.9	60.1
Cash payments	(13.9)	—	(4.9)	(18.8)	(8.8)	—	(0.6)	(9.4)	(28.2)
Non-cash charges	—	—	(0.8)	(0.8)	—	(1.6)	—	(1.6)	(2.4)
Effect of foreign currency translation	(3.3)	—	—	(3.3)	(0.1)	—	—	(0.1)	(3.4)
Restructuring liability, June 30, 2012	$49.6	$—	$0.3	$49.9	$21.5	$0.2	$1.4	$23.1	$73.0

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As part of the Nalco merger, Ecolab assumed the Nalco Restructuring Plan liability balance of $10.6 million, which was primarily related to accrued severance and termination benefits. As of June 30, 2012 and December 31, 2011, the remaining liability balance related to the Nalco Restructuring Plan was $6.5 million and $10.6 million, respectively. Cash payments during the first six months of 2012 related to this Plan were $4.2 million. The company expects to utilize the remaining liability through 2013 as part of the run-out of this Plan.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Non-restructuring Special (Gains) and Charges

As a result of the Nalco merger, the company incurred special charges of $13.0 million ($8.8 million after tax) and $115.5 million ($86.5 million after tax) during the second quarter and first six months of 2012, respectively. Nalco related special charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income attributable to noncontrolling interest include the recognition of fair value step-up of Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger. Further details related to the Nalco merger are included in Note 3.

In the first quarter of 2011, the company completed the purchase of the assets of the Cleantec business of Campbell Brothers Ltd., Brisbane, Queensland, Australia (“Cleantec”). Special (gains) and charges in 2011 include acquisition integration costs incurred to optimize the Cleantec business structure. Further details related to the Cleantec acquisition are included in Note 3.

3.       Acquisitions and Dispositions

Nalco Merger

On December 1, 2011, the company completed its merger with Nalco, the leading water treatment and process improvement company. The total fair value of cash and stock consideration transferred to acquire all of Nalco’s common stock was approximately $5.5 billion.

The company incurred certain Nalco related special charges associated with the merger during 2012, which were expensed as incurred and are reflected in the Consolidated Statement of Income. During the first six months of 2012, a total of $115.5 million were incurred with $30.6 million included in special (gains) and charges related to merger and integration charges, $71.2 million and a corresponding reduction of $4.5 million included in cost of sales and net income attributable to Ecolab, respectively, related to recognition of fair value step-up in Nalco inventory and $18.2 million included in net interest expense related to a loss on the extinguishment of Nalco’s senior notes. During the second quarter of 2012, $13.0 million of Nalco related special charges were incurred.

The merger has been accounted for using the acquisition method of accounting which requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change, which could be significant.

The following table summarizes the value of Nalco assets acquired and liabilities assumed as of the merger date. Also summarized in the table, subsequent to the merger, net adjustments of $48 million have been made to the purchase price allocations of the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill, as part of finalizing the preliminary purchase price allocations. The additional consideration transferred in 2012 relates to the resolution of an appraisal action with respect to dissenting Nalco shares.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (Continued)

		2012
	Initial	Adjustments	June 30
(millions)	Valuation	to Fair Value	2012
Current assets	$1,869.6	$(0.1)	$1,869.5
Property, plant and equipment	1,069.2	(0.4)	1,068.8
Other assets	97.3	(3.3)	94.0
Identifiable intangible assets
Customer relationships	2,160.0	—	2,160.0
Patents	321.0	—	321.0
Trade names	1,230.0	—	1,230.0
Trademarks	79.0	—	79.0
Other technology	91.0	—	91.0
Total assets acquired	6,917.1	(3.8)	6,913.3

Current liabilities	1,105.5	20.2	1,125.7
Long-term debt	2,858.4	—	2,858.4
Pension and postretirement benefits	505.7	2.2	507.9
Net deferred tax liability	1,188.7	(5.8)	1,182.9
Noncontrolling interest and other liabilities	167.7	27.4	195.1
Total liabilities and noncontrolling interests assumed	5,826.0	44.0	5,870.0

Goodwill	4,403.9	49.9	4,453.8

Total consideration transferred	$5,495.0	$2.1	$5,497.1

The adjustments to the purchase price allocation during 2012 primarily relate to accruals, contingent liabilities, current and noncurrent deferred tax assets and liabilities and other assets and liabilities of non-wholly owned subsidiaries.

The company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The company expects to finalize these amounts no later than one year from the merger date. Amounts for certain contingent liabilities, certain deferred tax assets and liabilities and goodwill remain subject to change.

The customer relationships, patents, finite-lived trademarks and other technology are being amortized over weighted average lives of 15, 14, 15 and 8 years, respectively. The Nalco trade name has been determined to have an indefinite life.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                     Acquisitions and Dispositions (continued)

The following table provides unaudited pro forma net sales and pro forma results of operations for the second quarter and six months ended June 30, 2011, assuming the Nalco merger had been completed on January 1, 2010. The unaudited pro forma results reflect certain adjustments that are directly attributable to the merger, supportable and expected to have a continuing impact on the combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the merger. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the merger been completed on January 1, 2010, nor are they indicative of future operating results of the combined company.

	Second Quarter Ended	Six Months Ended
(millions)	June 30, 2011	June 30, 2011
Net sales	$2,866.7	$5,452.3
Net income attributable to Ecolab	178.0	359.3
Earnings attributable to Ecolab per common share
Basic	$0.59	$1.20
Diluted	$0.58	$1.17

Other significant acquisition activity

Other completed acquisitions during the first six months of 2012 and all of 2011 (excluding Nalco) were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, excluding the Nalco merger, the components of the aggregate purchase prices of completed acquisitions during the second quarter and first six months 2012 and 2011 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011

Net tangible assets acquired	$(2.1)	$3.5	$(0.4)	$57.4
Identifiable intangible assets
Customer relationships	6.1	1.9	8.4	144.7
Trademarks	0.4	—	0.5	11.2
Patents	—	—	2.8	0.3
Other technology	0.1	(0.7)	0.3	8.4
Total	6.6	1.2	12.0	164.6
Goodwill	9.0	3.6	23.2	91.9
Total aggregate purchase price	13.5	8.3	34.8	313.9
Contingent consideration	—	(4.7)	(2.6)	(4.7)
Liability for indemnification	—	—	(0.8)	(28.1)
Net cash paid for acquisitions	$13.5	$3.6	$31.4	$281.1

The weighted average useful lives of identifiable intangible assets acquired in the above table during the first six months of 2012 and 2011 were 12 and 14 years, respectively.

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

In March 2012, the company acquired Econ Indústria e Comércio de Produtos de Higiene e Limpeza Ltda., a provider of cleaning and sanitizing products and services to the Brazilian foodservice industry. Based in Sao Paulo, Brazil, its annual sales are approximately $9 million. The business operations have been integrated within the company’s existing Brazil Institutional business and became part of the company’s International Cleaning, Sanitizing & Other Services reportable segment during the second quarter of 2012.

There were no significant business disposals during the first six months of 2012.

2011 Activity

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.               Balance Sheet Information

	June 30	December 31
(millions)	2012	2011
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,133.9	$2,144.6
Allowance for doubtful accounts	(57.0)	(49.3)
Total	$2,076.9	$2,095.3

Inventories
Finished goods	$738.4	$745.5
Raw materials and parts	352.1	351.4
Inventories at FIFO cost	1,090.5	1,096.9
Excess of FIFO cost over LIFO cost	(18.8)	(27.3)
Total	$1,071.7	$1,069.6

Property, plant and equipment, net
Land	$149.1	$158.8
Buildings and improvements	488.4	483.8
Leasehold improvements	78.0	77.3
Machinery and equipment	1,197.8	1,206.1
Merchandising and customer equipment	1,732.9	1,682.7
Capitalized software	355.8	385.7
Construction in progress	239.9	182.7
	4,241.9	4,177.1
Accumulated depreciation	(1,956.8)	(1,881.7)
Total	$2,285.1	$2,295.4

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$2,552.4	$2,593.2
Trademarks	201.3	201.0
Patents	411.0	404.4
Other technology	174.3	174.6
	$3,339.0	$3,373.2
Accumulated amortization
Customer relationships	$(274.3)	$(204.8)
Trademarks	(54.3)	(48.6)
Patents	(50.9)	(36.3)
Other technology	(48.6)	(38.3)
Other intangible assets, net	$4,140.9	$4,275.2

Other assets
Deferred income taxes	$45.5	$61.9
Pension	22.0	22.3
Other	241.6	278.6
Total	$309.1	$362.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                     Balance Sheet Information (Continued)

	June 30	December 31
(millions)	2012	2011
	(unaudited)

Other current liabilities
Discounts and rebates	$246.5	$239.9
Dividends payable	58.5	60.0
Interest payable	25.9	51.0
Taxes payable, other than income	64.0	74.1
Derivative liabilities	15.1	3.3
Restructuring	79.5	63.8
Other	271.7	256.6
Total	$761.2	$748.7

Other liabilities
Deferred income taxes	$1,215.5	$1,249.2
Income taxes payable - non-current	83.4	80.8
Other	140.4	160.7
Total	$1,439.3	$1,490.7

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(12.1)	$(13.5)
Unrecognized pension and postretirement benefit expense, net of tax	(465.8)	(481.3)
Cumulative translation, net of tax	4.2	149.9
Total	$(473.7)	$(344.9)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                     Debt and Interest

	June 30	December 31
(millions)	2012	2011
	(unaudited)

Short-term debt
Commercial paper	$1,322.0	$916.1
Notes payable	117.1	100.3
Long-term debt, current maturities	6.2	6.6
Total	$1,445.3	$1,023.0

Long-term debt
Description / 2012 Principal Amount
Series A senior euro notes (125 million euro)	$154.6	$168.1
Series B senior euro notes (175 million euro)	216.4	235.3
Senior notes ($250 million)	249.2	249.1
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.8	499.7
Five year 2011 senior notes ($1.25 billion)	1,247.8	1,247.6
Ten year 2011 senior notes ($1.25 billion)	1,249.2	1,249.2
Thirty year 2011 senior notes ($750 million)	742.4	742.3
Nalco senior notes ($0)	—	838.7
Nalco senior euro notes ($0)	—	300.7
Nalco senior notes ($0)	—	558.5
Capital lease obligations	14.9	18.3
Other	11.1	12.3
Total debt	4,885.4	6,619.8
Long-term debt, current maturities	(6.2)	(6.6)
Total long-term debt	$4,879.2	$6,613.2

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                     Debt and Interest (continued)

Interest expense and interest income recognized during the second quarter and first six months 2012 and 2011 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011

Interest expense	$66.1	$14.8	$154.8	$29.8
Interest income	(2.2)	(1.7)	(4.8)	(3.2)
Interest expense, net	$63.9	$13.1	$150.0	$26.6

The increase in interest expense was driven primarily by debt issued to fund the cash portion of the Nalco merger consideration, the repayment of Nalco debt and share repurchases. Interest expense for 2012 also includes an $18.2 million loss on extinguishment of Nalco debt, recognized in the first quarter.

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

During the second quarter ended June 30, 2012, the company completed its annual test for goodwill impairment. The current year review incorporated the new qualitative assessment guidance as discussed in Note 14. In addition to the qualitative analysis, the company performed quantitative procedures including a review of sensitivities around key inputs, assumptions and business projections for certain reporting units. Supplemental quantitative procedures were performed on the EMEA reporting unit given the current European economic conditions as well as the Global Water, Global Paper and Global Energy reporting units given the recent closing of the Nalco merger on December 1, 2011.

As expected the estimated fair value exceeded the carrying value of Global Water, Global Paper and Global Energy reporting units by a low margin as these separate reporting units were acquired on December 1, 2011 when the carrying value equaled the fair value. As part of this analysis the company updated the discount rate assumptions used in the quantitative procedures for the reduction in risk free rates in 2012 and other reductions in risk given the successful integration to date. The company used a range of discount rates from 9.6% to 10.4% compared to the 11.5% discount rate used in the purchase price allocation. The combined effect of lower discount rates and the updated projections drove an increase in estimated fair value for these reporting units in all cases.

Based on this testing, no adjustment to the carrying value of goodwill was necessary. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                           Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the six months ended June 30, 2012 were as follows:

			Int’l
			Cleaning
	U.S.	U.S.	Sanitizing
	Cleaning &	Other	& Other	Global	Global	Global
(millions)	Sanitizing	Services	Services	Water(b)	Paper(b)	Energy(b)	Total
Goodwill as of December 31, 2011	$543.6	$50.5	$857.3	$1,933.0	$179.3	$2,291.6	$5,855.3
Current year business acquisitions(a)	—	—	17.1	6.1	—	—	23.2
Prior year business acquisitions	—	—	—	21.5	9.5	18.9	49.9
Effect of foreign currency translation	—	—	(57.8)	(21.4)	(2.1)	(25.3)	(106.6)
Goodwill as of June 30, 2012	$543.6	$50.5	$816.6	$1,939.2	$186.7	$2,285.2	$5,821.8

(a)          For 2012, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)         The company completed its goodwill allocation related to the Nalco merger during the second quarter of 2012. As such, goodwill acquired through the Nalco merger has been disclosed for each legacy Nalco reportable segment beginning in the second quarter of 2012, with disclosure back to year end 2011.

The merger with Nalco resulted in the addition of $4.4 billion of goodwill. Subsequent performance of the reporting units acquired through the Nalco merger relative to projections used for the purchase price allocation of goodwill could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate due to working capital changes or other reasons that did not proportionately increase fair value.

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. The $1.2 billion carrying value of this asset was subject to impairment testing during the second quarter. Based on this testing, no adjustment to the carrying value was necessary.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                           Goodwill and Other Intangible Assets (continued)

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2012 and 2011 was $59.5 million and $13.8 million, respectively. Total amortization expense related to other intangible assets during the six months ended June 30, 2012 and 2011 was $118.7 million and $25.3 million, respectively. The large increase from 2011 to 2012 is primarily due to the Nalco merger. As of June 30, 2012, future estimated amortization expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2012 (Remainder: six-month period)	$117
2013	234
2014	223
2015	220
2016	216

7.                     Fair Value Measurements

The company’s financial instruments include cash and cash equivalents, money market funds in a rabbi trust, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts and long-term debt.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Fair Value Measurements (Continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2012
	Carrying	Fair Value Measurements
June 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	18.5	—	18.5	—

Liabilities:
Foreign currency forward contracts	15.1	—	15.1	—
Contingent consideration obligations	24.5	—	—	24.5

	2011
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	10.4	—	10.4	—

Liabilities:
Foreign currency forward contracts	3.3	—	3.3	—
Contingent consideration obligations	25.1	—	—	25.1

Money market funds held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2.

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the six months ended June 30, 2012 were as follows:

(millions)
Contingent consideration, December 31, 2011	$25.1
Liabilities recognized at acquisition date	2.4
Loss (gain) recognized in earnings	(2.2)
Settlements	(0.7)
Foreign currency translation	(0.1)
Contingent consideration, June 30, 2012	$24.5

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$4,885.4	$5,393.4	$6,619.8	$6,885.3

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

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2012	2011	2012	2011

Derivatives designated as hedging instruments

Foreign currency forward contracts	$3.5	$3.8	$0.8	$1.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	15.0	6.6	14.3	2.1

Total	$18.5	$10.4	$15.1	$3.3

The company had foreign currency forward exchange contracts with notional values that totaled approximately $872 million at June 30, 2012, and $586 million at December 31, 2011. The increase from December 31, 2011 is primarily driven by increased hedging activity as a result of the inclusion of Nalco operations in 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Derivatives and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2012	2011	2012	2011

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$4.4	$(1.4)	$1.5	$(5.6)

Interest rate swap contracts	AOCI (equity)	—	(8.7)	—	(7.8)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$(0.1)	$(0.1)	$(0.1)	$(0.2)
	Cost of sales	0.5	(1.3)	1.0	(2.4)
	SG&A	0.2	(0.6)	0.3	(0.9)
		0.6	(2.0)	1.2	(3.5)

Interest rate swap	Interest expense, net	(0.6)	(0.1)	(1.3)	(0.2)
		$—	$(2.1)	$(0.1)	$(3.7)

Gain (loss) recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.2)	$(0.4)	$(0.6)	$(0.8)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Derivatives and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2012	2011	2012	2011

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$3.1	$2.1	$(0.8)	$5.5
	Interest expense, net	(1.3)	(1.3)	(3.5)	(2.8)
		$1.8	$0.8	$(4.3)	$2.7

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($371 million as of June 30, 2012) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures. Accordingly, the transaction gains and losses on the euronotes which are designated and effective as hedges of the company’s net investments have been included as a component of the cumulative translation adjustment account.

Total transaction gains and losses related to the euronotes charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011

Transaction gains (losses), net of tax	$18.1	$(11.0)	$25.7	$(27.9)

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

In September 2011, under the existing Board authorization, subject to the completion of the Nalco merger, the company announced a $1.0 billion share repurchase program. As part of this program, in December 2011, the company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution to repurchase $500 million of its common stock. Under the ASR, the company received 8,330,379 shares of its common stock in December 2011. The final per share purchase price and the total number of shares to be repurchased under the ASR agreement were generally based on the volume weighted average price of the company’s common stock during the term of the agreement. The ASR agreement ended in the first quarter of 2012. In connection with the finalization of the ASR agreement, the company received an additional 122,314 shares of common stock. All shares acquired under the ASR agreement were recorded as treasury stock.

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions. As of June 30, 2012, 15,810,096 shares remained to be repurchased under the company’s repurchase authorization and approximately $279 million remained to be purchased as part of the $1 billion program discussed above.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.     Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
(millions, except per share	June 30		June 30
amounts)	2012	2011	2012	2011

Net income attributable to Ecolab	$184.5	$125.9	$234.2	$219.5

Weighted-average common shares outstanding
Basic	291.9	231.6	291.7	231.8
Effect of dilutive stock options, units and awards	6.3	4.5	6.4	4.4
Diluted	298.2	236.1	298.1	236.2

Earnings attributable to Ecolab per common share
Basic	$0.63	$0.54	$0.80	$0.95
Diluted	$0.62	$0.53	$0.79	$0.93

Anti-dilutive securities excluded from computation of earnings per share	0.8	2.3	3.1	2.4

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2012	2011	2012	2011	2012	2011
Service cost	$12.6	$11.7	$7.3	$5.9	$1.3	$0.5
Interest cost on benefit obligation	22.3	15.3	12.0	7.2	3.2	2.1
Expected return on plan assets	(31.8)	(24.7)	(10.7)	(5.7)	(0.3)	(0.4)
Recognition of net actuarial loss	11.3	8.0	1.0	1.4	0.1	0.1
Amortization of prior service cost (benefit)	(1.0)	(1.1)	—	—	—	—
Settlements/curtailments	—	—	0.8	—	—	—
	$13.4	$9.2	$10.4	$8.8	$4.3	$2.3

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2012	2011	2012	2011	2012	2011
Service cost	$25.2	$23.4	$14.7	$11.5	$2.5	$1.0
Interest cost on benefit obligation	44.7	30.6	23.8	14.0	6.5	4.2
Expected return on plan assets	(63.6)	(49.4)	(21.2)	(11.2)	(0.6)	(0.8)
Recognition of net actuarial loss	22.6	16.0	2.0	2.8	0.2	0.2
Amortization of prior service cost (benefit)	(2.1)	(2.2)	(0.1)	—	—	—
Settlements/curtailments	—	—	0.8	—	—	—
	$26.8	$18.4	$20.0	$17.1	$8.6	$4.6

Based on the plan asset values as of December 31, 2011, the company is required to make contributions of $38 million to its Nalco U.S. pension plan during 2012, of which $16 million was funded during the first six months of 2012, with the remaining $22 million expected to be contributed during the remainder of 2012. In April 2012, the company made a $150 million voluntary contribution to its U.S. pension plans. In the second quarter of 2011, the company made a $100 million voluntary contribution to its U.S. pension plan.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.  Pension and Postretirement Plans (continued)

During the first six months of 2012, the company made payments of $5 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $5 million more to such plans during the remainder of 2012.

The company contributed $22 million to its international pension benefit plans during the first six months of 2012. The company currently estimates that it will contribute approximately $22 million more to the international pension benefit plans during the remainder of 2012.

During the first six months of 2012, the company made payments of $8 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately $8 million more to such plans during the remainder of 2012.

12.  Operating Segments

Effective with the Nalco merger, the company added Nalco’s three legacy operating units (Water Services, Paper Services and Energy Services) as additional reportable segments to the merged company’s reporting structure.

Beginning in the first quarter of 2012, the Water Services, Paper Services and Energy Services reportable segments were renamed as the Global Water, Global Paper and Global Energy reportable segments, respectively. With the exception of the water treatment related business change discussed below, the underlying structure of the Global Water, Global Paper and Global Energy segments remains the same as 2011.

Beginning in the first quarter of 2012, the International reportable segment was renamed as the International Cleaning, Sanitizing & Other Services reportable segment. With the exception of the water treatment related business change discussed below, the underlying structure of the International Cleaning, Sanitizing & Other Services segment remains the same as 2011.

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

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011

Net Sales
U.S. Cleaning & Sanitizing	$760.9	$752.4	$1,469.8	$1,433.9
U.S. Other Services	121.5	116.5	232.9	223.7
Int’l Cleaning, Sanitizing & Other Services	796.5	771.9	1,529.2	1,480.6
Global Water	509.8	—	1,008.3	—
Global Paper	200.8	—	399.8	—
Global Energy	548.3	—	1,085.2	—
Subtotal at fixed currency rates	2,937.8	1,640.8	5,725.2	3,138.2
Effect of foreign currency translation	20.9	58.0	44.4	78.9
Consolidated	$2,958.7	$1,698.8	$5,769.6	$3,217.1

Operating Income
U.S. Cleaning & Sanitizing	$170.3	$143.0	$298.7	$254.9
U.S. Other Services	18.5	15.9	32.3	30.6
Int’l Cleaning, Sanitizing & Other Services	82.4	69.4	130.5	113.4
Global Water	54.8	—	97.8	—
Global Paper	18.7	—	37.0	—
Global Energy	78.8	—	163.2	—
Corporate	(99.0)	(35.7)	(270.5)	(56.3)
Subtotal at fixed currency rates	324.5	192.6	489.0	342.6
Effect of foreign currency translation	2.0	5.7	3.3	7.4
Consolidated	$326.5	$198.3	$492.3	$350.0

The international amounts included within the International Cleaning, Sanitizing & Other Services, Global Water, Global Paper and Global Energy segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2012.

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger intangible assets, merger integration costs and investments the company is making in business systems and structure. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income.

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

Matters Related to Wage Hour Claims

The company is a defendant in six wage hour lawsuits claiming violations of the Fair Labor Standards Act or a similar state law. Five of the suits seek certification of a state class of certain Institutional, Pest Elimination or Ecolab Equipment Care (formerly GCS) division associates. One of these actions, a federal action alleging various California state law claims, has been certified for class treatment of California Pest Elimination employees on certain of the claims and another, a California state action, has been certified for class treatment of California Institutional employees.  None of the other suits based on state law causes of action have been certified for class-action status. The sixth suit, in which a settlement has been approved by the federal court, sought certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits. The settlement amount is not material.

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

On June 20, 2012, the court approved settlement of the consolidated action. Under the settlement, the consolidated action was dismissed with prejudice on the merits and all defendants were released from any and all claims relating to, among other things, the merger and any related disclosures. In exchange for the releases provided in the settlement, Ecolab and Nalco provided additional disclosure in the joint proxy statement/prospectus requested by plaintiffs in the consolidated action. The parties also agreed that the lead plaintiff could apply to the court for an award of attorneys’ fees and reimbursement of expenses from Nalco. The court award for fees and expenses was immaterial.

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

Putative Class Action Litigation

In June, July and August 2010, in April 2011 and in April 2012, Nalco Company was named, along with other unaffiliated defendants, in nine putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJB-SS; Irelan v. BP Products, Inc., et al., Civil Action No. 11-cv-00881; Adams v. Louisiana, et al., Civil Action No. 11-cv-01051; Elrod, et al. v. BP Exploration & Production Inc., et al., 12-cv-00981), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143-RV-MD; Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments and Contingencies (Continued)

In October 2011, Nalco Company was also named in Toups, et al. v Nalco Company, et al., No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana). In November 2011, Toups was removed to the United States District Court for the Eastern District of Louisiana. In April 2012, Nalco Company was named in Esponge v. BP, P.L.C., et al., Case No. 0166367 (32nd Judicial District Court, Parish of Terrebonne, Louisiana); and Hogan v. British Petroleum Exploration & Production, Inc., et al., Case No. 2012-22995 (District Court, Harris County, Texas). In April 2012, Esponge was removed to the United States District Court for the Eastern District of Louisiana. In May 2012, Hogan was removed to the United States District Court for the Southern District of Texas.  In June 2012, the Judicial Panel for Multidistrict Litigation transferred Hogan to the United States District Court for the Eastern District of Louisiana.

The complaint in Esponge generally alleges, among other things, that oil and dispersants have caused and will continue to cause plaintiffs to lose revenue and/or earning capacity.  The remaining complaints generally allege, among other things, negligence and injury resulting from the use of COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaints seek unspecified compensatory and punitive damages, and attorneys’ fees and costs. The Chatman case was voluntarily dismissed.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Commitments and Contingencies (Continued)

On April 18, 2012, BP and the Plaintiffs’ Steering Committee (“PSC”) for MDL 2179 filed motions for preliminary approval of two proposed class action settlements: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement.  Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Energy Services, LP, Nalco Holding Company, Nalco Finance Holdings LLC, Nalco Finance Holdings Inc., Nalco Holdings LLC and Nalco Company.  Potential class members will be permitted to opt-out of the settlements.  BP and the PSC have requested that the opt-out period close by October 1, 2012.

On May 2, 2012, the Court preliminarily approved the Medical Benefits Class Action Settlement and Economic and Property Damages Class Action Settlement.  A hearing to consider the fairness, reasonableness and adequacy of the proposed settlements is scheduled for November 8, 2012.

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

In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option to first assess qualitative factors to determine whether performing the current two-step process is necessary. Under the new option, the calculation of the reporting unit’s fair value is not required unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The company adopted this guidance effective with its annual goodwill impairment testing during the second quarter of 2012. The adoption did not have a material impact on the company’s consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2012, and the related consolidated statements of income and statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2012 and 2011 and the consolidated statement of cash flows for six month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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
August 2, 2012

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with the (1) unaudited consolidated financial information and related notes included in this Form 10-Q, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and (3) the unaudited pro forma condensed combined statement of income for the second quarter and six months ended June 30, 2011 and corresponding footnotes (the “Second Quarter and Six Months Ended June 30, 2011 Merger Pro Formas”) included as a part of Exhibit 99.1 to Current Report on Form 8-K filed on April 27, 2012. The Second Quarter and Six Months Ended June 30, 2011 Merger Pro Formas are herein incorporated by reference.

This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Our results of operations include Nalco since the close of the merger on December 1, 2011. Because Nalco’s operations had such a significant impact on our operations, a comparison of our reported results for the second quarter and six months ended June 30, 2012 against our reported results for the second quarter and six months ended June 30, 2011 is not entirely meaningful. In order to provide a meaningful comparison of our results of operations, where applicable (generally net sales through operating income), we have supplemented our historical financial data with discussion and analysis that compares reported and adjusted results for the second quarter and six months ended June 30, 2012 against the Second Quarter and Six Months Ended June 30, 2011 Merger Pro Formas, which assume that the merger with Nalco had been consummated on January 1, 2010.

The Second Quarter and Six Months Ended June 30, 2011 Merger Pro Formas are based on the historical consolidated financial statements and accompanying notes of both Ecolab and Nalco and were prepared to illustrate the effects of our merger with Nalco, assuming the merger had been consummated on January 1, 2010. The Second Quarter and Six Months Ended 2011 Merger Pro Formas also include the movement of certain legacy Ecolab water treatment related businesses from the U.S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services reportable segments to the Global Water reportable segment, which resulted from changes in how we internally manage and report results within our legacy Ecolab Food & Beverage and Asia Pacific operating units. The movement of the water treatment related business did not significantly impact year-over-year comparability; therefore, prior year reported segment information has not been restated to reflect this change.

The unaudited adjusted pro forma results exclude special (gains) and charge items that are unusual in nature, significant in amount and important to the understanding of underlying business performance. The unaudited pro forma and adjusted pro forma results are not necessarily indicative of the results of operations that would have actually occurred had the merger been completed as of the date indicated, nor are they indicative of future operating results of the combined company.

Pro forma data and comparison against applicable reported data included within this MD&A are shown in the following tables. Reconciliations of reported, pro forma, adjusted and pro forma adjusted amounts are provided on pages 44-51 of this report.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Selected Statement of Income lines:

	Second Quarter Ended			Six Months Ended
	June 30			June 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011
Net sales	$2,958.7	$1,698.8	$2,866.7	$5,769.6	$3,217.1	$5,452.3
Cost of sales	1,608.9	860.8	1,549.8	3,222.9	1,631.2	2,942.9
Selling, general and administrative expenses	981.7	609.6	991.4	1,971.4	1,191.2	1,948.3
Special (gains) and charges	41.6	30.1	32.7	83.0	44.7	(90.4)
Operating income	$326.5	$198.3	$292.8	$492.3	$350.0	$651.5

Special (Gains) and Charges:	Second Quarter Ended			Six Months Ended
	June 30			June 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011
Cost of sales
Restructuring charges	$5.8	$—	$—	$7.9	$0.8	$0.8
Recognition of Nalco inventory fair value step-up	(2.7)	—	—	71.2	—
Subtotal	3.1	—	—	79.1	0.8	0.8

Special (gains) and charges
Restructuring charges	25.9	29.8	32.4	52.4	40.2	41.1
Business structure and optimization	—	0.3	0.3	—	0.9	0.9
Nalco merger and integration costs	15.7	—	—	30.6	—	—
Cleantec acquisition integration costs	—	—	—	—	3.6	3.6
Gain on sale of business	—	—	—	—	—	(136.0)
Subtotal	41.6	30.1	32.7	83.0	44.7	(90.4)

Operating (income) expense	$44.7	$30.1	$32.7	$162.1	$45.5	$(89.6)

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Reportable Segments:

	Second Quarter Ended			Six Months Ended
	June 30			June 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011
Net Sales
U.S. Cleaning & Sanitizing	$760.9	$752.4	$723.8	$1,469.8	$1,433.9	$1,384.9
U.S. Other Services	121.5	116.5	116.5	232.9	223.7	223.7
International Cleaning, Sanitizing & Other Services	796.5	771.9	760.0	1,529.2	1,480.6	1,457.7
Global Water	509.8	—	506.2	1,008.3	—	976.0
Global Paper	200.8	—	203.9	399.8	—	399.7
Global Energy	548.3	—	460.2	1,085.2	—	877.6
Subtotal at fixed currency rates	2,937.8	1,640.8	2,770.6	5,725.2	3,138.2	5,319.6
Effect of foreign currency translation	20.9	58.0	96.1	44.4	78.9	132.7
Consolidated	$2,958.7	$1,698.8	$2,866.7	$5,769.6	$3,217.1	$5,452.3

Operating Income
U.S. Cleaning & Sanitizing	$170.3	$143.0	$145.1	$298.7	$254.9	$260.8
U.S. Other Services	18.5	15.9	15.9	32.3	30.6	30.6
International Cleaning, Sanitizing & Other Services	82.4	69.4	67.9	130.5	113.4	110.9
Global Water	54.8	—	52.4	97.8	—	91.0
Global Paper	18.7	—	20.5	37.0	—	40.6
Global Energy	78.8	—	67.0	163.2	—	122.1
Corporate	(99.0)	(35.7)	(85.4)	(270.5)	(56.3)	(15.9)
Subtotal at fixed currency rates	324.5	192.6	283.4	489.0	342.6	640.1
Effect of foreign currency translation	2.0	5.7	9.4	3.3	7.4	11.4
Consolidated	$326.5	$198.3	$292.8	$492.3	$350.0	$651.5

Overview of the Second Quarter Ended June 30, 2012

Reported second quarter 2012 sales increased 74% compared to reported second quarter 2011 sales. Reported second quarter operating income increased 65% compared to reported second quarter 2011 operating income.

As previously discussed, the Nalco merger significantly impacted the comparability of our results of operations from 2011 to 2012. Additionally, both 2012 and 2011 results of operations included special (gains) and charges as well as discrete tax items which impact the year-over-year comparisons.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Second Quarter Ended June 30, 2012 (continued)

Second quarter 2012 reported sales increased 3% when compared against second quarter 2011 pro forma sales, led by strong growth from Global Energy and Latin America, as well as solid results from Kay and Healthcare operations. Excluding special (gains) and charges from 2012 reported results and from 2011 pro forma results, 2012 adjusted operating income increased 14% when compared to 2011 adjusted pro forma operating income. Excluding special (gains) and charges and discrete tax items, adjusted diluted earnings per share attributable to Ecolab growth was strong at 13% in the second quarter.

Sales Performance

As summarized in the tables on pages 44 and 53:

•                  Reported second quarter 2012 net sales increased 74% to $3.0 billion. Second quarter 2012 reported sales increased 3% when compared to second quarter 2011 pro forma sales of $2.9 billion. Foreign currency exchange negatively impacted net sales growth during the quarter. Second quarter 2012 fixed currency sales grew 79%, while second quarter 2012 fixed currency sales growth was 6% when compared to second quarter 2011 pro forma fixed currency sales. All other acquisition activity, excluding the Nalco merger, had a minimal impact on sales growth for the quarter.

•                  U.S. Cleaning & Sanitizing second quarter 2012 reported sales increased 1% to $761 million. Second quarter 2012 reported sales increased 5% when compared to second quarter 2011 pro forma sales. Institutional sales increased 3%, while Food & Beverage sales grew 6% when compared to 2011 pro forma sales.

•                  U.S. Other Services sales increased 4% to $122 million.

•                  Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% to $796 million for the second quarter. Fixed currency sales increased 5% when compared to 2011 pro forma fixed currency sales. Excluding the impact of acquisitions, second quarter 2012 fixed currency sales rose 4% when compared to 2011 pro forma fixed currency sales. Europe/Middle East/Africa (“EMEA”) fixed currency sales increased by 2%. Asia Pacific fixed currency sales increased 5% compared to second quarter 2011 pro forma fixed currency sales. Latin America fixed currency sales growth was 20% for the quarter. Excluding the impact of acquisitions, second quarter 2012 Latin America fixed currency sales rose 14%. When measured at public currency rates, second quarter reported International Cleaning, Sanitizing & Other Services sales decreased 2% against 2011 reported sales and 1% against 2011 pro forma sales.

•                  Global Water, Global Paper and Global Energy had $510 million, $201 million and $548 million of second quarter 2012 fixed currency sales, respectively, which based on the closing date of the merger, compared against no reported sales for those segments in 2011.

•                  Second quarter fixed currency Global Water sales of $510 million increased 1% when compared against second quarter 2011 pro forma fixed currency sales of $506 million. When measured at public currency exchange rates, second quarter 2012 reported Global Water sales were $514 million, a decrease of 3% against second quarter 2011 pro forma sales.

•                  Global Paper sales, when measured in fixed rates of currency exchange, decreased 2% to $201 million when compared against second quarter 2011 pro forma fixed currency sales of $204 million. When measured at public currency rates, Global Paper second quarter 2012 reported sales were $202 million, a decrease of 4% against second quarter 2011 pro forma sales.

•                  Second quarter fixed currency Global Energy sales increased 19% to $548 million versus second quarter 2011 pro forma fixed currency sales of $460 million. Second quarter 2012 Global Energy reported sales measured at public currency rates were $551 million, an increase of 17% against second quarter 2011 pro forma sales.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Second Quarter Ended June 30, 2012 (continued)

Financial Performance

As summarized in the tables on pages 48 through 51:

•                  Reported second quarter 2012 operating income increased 65% to $327 million compared to second quarter 2011 reported operating income of $198 million. Reported second quarter 2012 operating income increased 12% when comparing against second quarter 2011 pro forma operating income of $293 million. Excluding the impact of special (gains) and charges from 2012 reported results and from 2011 pro forma results, 2012 adjusted operating income increased 14% when compared to 2011 adjusted pro forma operating income. Foreign currency had a negative impact on operating income growth, as second quarter adjusted fixed currency operating income increased 17% when compared to 2011 adjusted pro forma fixed currency operating income.

•                  Reported net income attributable to Ecolab increased 47% to $185 million. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted net income attributable to Ecolab increased 43% compared to the prior year’s second quarter.

•                  Reported diluted earnings per share attributable to Ecolab of $0.62 increased 17% compared to the second quarter of 2011. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted diluted earnings per share attributable to Ecolab increased 13% to $0.72 for the second quarter of 2012 compared to $0.64 in the second quarter of 2011.

•                  Our reported effective income tax rate was 30.2% for the second quarter of 2012 compared to 31.9% for the second quarter of 2011. Excluding the tax rate impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, our adjusted effective income tax rate was 30.6% and 30.2% for the second quarter of 2012 and 2011, respectively.

Results of Operations — Second Quarter and Six Months Ended June 30, 2012

Net Sales

	Second Quarter Ended				Six Months Ended
	June 30%				June 30%
(millions)	2012	2011		Change	2012	2011		Change

Reported GAAP net sales	$2,958.7	$1,698.8		74%	$5,769.6	$3,217.1		79%
Adjustments:
Nalco merger pro-forma adjustment	—	1,167.9			—	2,235.2
Net sales	2,958.7	2,866.7	*	3%	5,769.6	5,452.3	*	6%
Effect of foreign currency translation	(20.9)	(96.1	)*		(44.4)	(132.7	)*
Fixed currency net sales	$2,937.8	$2,770.6	*	6%	$5,725.2	$5,319.6	*	8%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Net Sales (continued)

The increase in reported net sales for the second quarter and first six months of 2012 is due primarily to the Nalco merger. Reported second quarter 2012 sales increased 3% when compared to second quarter 2011 pro forma sales. For the first six months of 2012, reported sales increased 6% when compared to the first six months of 2011 pro forma sales. Foreign currency exchange negatively impacted net sales growth during the quarter and first six months of 2012. The change components of the period-over-period 2012 reported sales versus 2011 pro forma sales are as follows:

	Second Quarter Ended	Six Months Ended
(percent)	June 30, 2012	June 30, 2012

Volume	3%	5%
Price changes	2	2
Acquisitions & divestitures	—	—
Pro forma fixed currency sales increase	6	8
Foreign currency exchange	(3)	(2)
Total pro forma net sales increase	3%	6%

Note: Amounts in the table above do not necessarily sum due to rounding.

Gross Profit Margin

The reported gross profit margin (“gross margin”), defined as the difference between net sales less cost of sales divided by net sales, was 45.6% and 49.3% for the second quarter of 2012 and 2011, respectively. Our reported gross margin for the first six months of 2012 and 2011 was 44.1% and 49.3%, respectively.

Our reported second quarter 2012 and 2011 and first six months of 2011 gross margins were not significantly impacted by special (gains) and charges. Our reported first six months of 2012 reported gross margin was negatively impacted by the recognition of fair value step-up in Nalco inventory of $71.2 million and restructuring charges of $7.9 million, the combination of which reduced our first six months of 2012 reported gross margin percentage by 1.4 percentage points. The inclusion of Nalco’s business mix in 2012 also negatively impacted our 2012 reported gross margins when comparing against our reported 2011 gross margins.

Excluding the impact of restructuring charges from 2012 and 2011 results and the recognition of fair value step-up in Nalco inventory from 2012 results, our second quarter 2012 adjusted gross margin was 45.7% and our adjusted gross margin for the first six month of 2012 was 45.5%. These percentages compared against a second quarter 2011 adjusted pro forma gross margin of 45.9% and an adjusted pro forma gross margin of 46.0% for the first six month of 2011.

The decrease in the 2012 adjusted gross margin as compared to the 2011 adjusted pro forma gross margin was driven by the business mix impact of increased Global Energy sales partially offset by sales volumes and pricing gains, which outpaced increased delivered product costs.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Selling, General and Administrative Expense

Reported selling, general and administrative (“SG&A”) expense as a percentage of reported net sales were 33.2% for the second quarter of 2012 compared to the reported equivalent of 35.9% in 2011. For the six month periods, reported SG&A expenses were 34.2% of reported net sales in 2012 and 37.0% of reported net sales in 2011. The inclusion of Nalco’s business mix in 2012 positively impacted our 2012 reported SG&A expense ratio when comparing against our reported 2011 SG&A expense ratio.

As a percentage of consolidated net sales, our reported second quarter 2012 SG&A expense ratio of 33.2% compared against a second quarter 2011 pro forma SG&A expense ratio of 34.6%. For the six month periods, our 2012 reported SG&A expense ratio of 34.2% compared against a 2011 pro forma SG&A expense ratio of 35.7%.

The decrease in expense percentage during 2012 was driven by leverage from sales gains, along with cost savings efforts including those associated with restructuring actions, which more than offset other cost increases and investments.

Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2012	2011	2012	2011

Cost of sales
Restructuring charges	$5.8	$—	$7.9	$0.8
Recognition of Nalco inventory fair value step-up	(2.7)	—	71.2	—
Subtotal	3.1	—	79.1	0.8

Special (gains) and charges
Restructuring charges	25.9	29.8	52.4	40.2
Business structure and optimization	—	0.3	—	0.9
Nalco merger and integration costs	15.7	—	30.6	—
Cleantec acquisition integration costs	—	—	—	3.6
Subtotal	41.6	30.1	83.0	44.7

Operating income subtotal	44.7	30.1	162.1	45.5

Interest expense, net
Debt extinguishment costs	—	—	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	—	—	(4.5)	—

Total special (gains) and charges	$44.7	$30.1	$175.8	$45.5

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Special (Gains) and Charges (continued)

Restructuring charges

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe, the costs of which have not been and are not expected to be significant (collectively, the “2011 Restructuring Plan”). During the second quarter of 2012 and 2011, we recorded restructuring charges of $16.4 million ($12.6 million after tax) or $0.04 per diluted share and $29.8 million ($25.2 million after tax) or $0.11 per diluted share, respectively. During the six months ended June 30, 2012 and 2011, we recorded restructuring charges of $32.2 million ($25.2 million after tax) or $0.08 per diluted share and $41.0 million ($34.2 million after tax) or $0.15 per diluted share, respectively.

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) under the 2011 Restructuring Plan through the completion of the Plan in 2013. Approximately $60 million ($50 million after tax) of those charges are expected to occur in 2012.

We anticipate that approximately $130 million of the pre-tax charge will represent cash expenditures. The remaining $20 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Actions under the 2011 Restructuring Plan are expected to result in approximately $120 million ($100 million after tax) in annualized cost savings when fully realized, with approximately $50 million ($40 million after tax) realized in 2012.

In January 2012, following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). As a result of restructuring activities under the Merger Restructuring Plan, we recorded restructuring charges of $15.2 million ($11.2 million after tax) or $0.04 per diluted share and $27.9 million ($20.0 million after tax) or $0.07 per diluted share during the second quarter and six months ended June 30, 2012, respectively.

We expect that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total cost through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $60 to $70 million ($40 to $50 million after tax) of those charges are expected to occur in 2012.

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

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Special (Gains) and Charges (continued)

Non-restructuring special (gains) and charges

As a result of the Nalco merger, we incurred charges of $13.0 million ($8.8 million after tax), or $0.03 per diluted share, and $115.5 million ($86.5 million after tax), or $0.29 per diluted share, during the second quarter and first six months of 2012, respectively. Nalco merger and integration charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income attributable to noncontrolling interest include the recognition of fair value step-up in Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

Pro forma first six months of 2011 special (gains) and charges include the impact of the sale of Nalco’s personal care products business and its marine chemicals business, which resulted in a gain of $136.0 million.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2.

Operating Income

	Second Quarter Ended				Six Months Ended
	June 30%				June 30%
(millions)	2012	2011		Change	2012	2011		Change

Reported GAAP operating income	$326.5	$198.3		65%	$492.3	$350.0		41%
Adjustments:
Nalco merger pro forma adjustment	—	94.5			—	301.5
Operating income	326.5	292.8	*	12%	492.3	651.5	*	(24)%
Adjustments:
Special (gains) and charges	44.7	32.7	*		162.1	(89.6	)*
Non-GAAP adjusted operating income	371.2	325.5	*	14%	654.4	561.9	*	16%
Effect of foreign currency translation	(2.0)	(9.4	)*		(3.3)	(11.4	)*
Non-GAAP adjusted fixed currency operating income	$369.2	$316.1	*	17%	$651.1	$550.5	*	18%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

Reported operating income increased 65% in the second quarter of 2012 compared to second quarter 2011 reported operating income. Reported operating income for the first six months of 2012 increased 41% compared to reported operating income for the same period of 2011.

Our second quarter 2012 reported operating income increased 12% when compared against second quarter 2011 pro forma operating income. Reported operating income for the first six months of 2012 decreased 24% compared to pro forma operating income for the same period of 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Operating Income (continued)

Our 2012 reported operating income and 2011 pro forma operating income were both impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2012 reported and 2011 pro forma results, second quarter 2012 adjusted operating income increased 14% when compared against second quarter 2011 adjusted pro forma operating income, and adjusted operating income for the first six months of 2012 increased 16% when compared against adjusted pro forma operating income for the first six months of 2011.

Foreign currency had a negative impact on operating income growth as shown in the previous table. The 2012 adjusted fixed currency operating income increase as compared to 2011 adjusted pro forma fixed currency operating income was driven by sales volume gains and pricing which more than offset higher delivered product costs and investments in the business.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

Reported GAAP net interest expense	$63.9	$13.1	388%	$150.0	$26.6	464%
Adjustments:
Special (gains) and charges	—	—		18.2	—
Non-GAAP adjusted net interest expense	$63.9	$13.1	388%	$131.8	$26.6	395%

Reported net interest expense totaled $63.9 million in the second quarter of 2012, compared with $13.1 million in the second quarter of 2011. Reported net interest expense for the first six months of 2012 and 2011 was $150.0 million and $26.6 million, respectively.

Special (gains) and charges reported within net interest expense during the first six months of 2012 included a net loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger. No special (gains) and charges were reported within net interest expense in the second quarter of 2012 or during the first six months of 2011.

Both reported and adjusted net interest expense increased during 2012, due primarily to debt issued to fund the cash portion of the Nalco merger consideration, the repayment of Nalco debt and share repurchases.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2012	2011	2012	2011
Reported tax rate	30.2%	31.9%	33.5%	32.0%
Tax rate impact of:
Special gains and charges	(0.6)	(2.4)	(3.3)	(1.9)
Discrete tax net benefits	1.0	0.7	0.4	0.1
Non-GAAP adjusted effective tax rate	30.6%	30.2%	30.6%	30.2%

The reported tax rate for the second quarter of 2012 was 30.2% compared to a reported tax rate of 31.9% for the second quarter of 2011. The reported tax rate for the first six months of 2012 was 33.5% compared to a reported tax rate of 32.0% for the first six months of 2011.

Our reported tax rate for 2012 and 2011 includes the tax impact of special gains and charges and discrete tax items. Amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate. As such, our reported tax rate is not consistent with our overall non-GAAP adjusted tax rate, nor consistent on a period to period basis.

The second quarter 2012 reported tax rate was impacted by $14.7 million of reduced tax expense, including $12.1 million of net tax benefits on special gains and charges and $2.6 million of discrete tax net benefits. For the first six months of 2012, the reported tax rate was impacted by $45.2 million of reduced tax expense, including $44.0 million of net tax benefits on special gains and charges and $1.2 million of discrete tax net benefits. Second quarter 2012 discrete tax net benefits primarily include the impact of remeasurement of certain foreign deferred tax assets and liabilities due to the impact of tax rate changes resulting from a change in tax jurisdictions, offset partially by foreign audit settlements and adjustments. First quarter 2012 discrete tax net expense was driven by various individually insignificant amounts.

The second quarter 2011 reported tax rate was impacted by $6.0 million of reduced tax expense, including $4.5 million of net tax benefits on special gains and charges and $1.5 million of discrete tax net benefits. For the first six months of 2011, the reported tax rate was impacted by $8.0 million of reduced tax expense, including $7.6 million of net tax benefits on special gains and charges and $0.4 million of discrete tax net benefits. Second quarter 2011 discrete tax net benefits primarily include the impact of recognizing settlements and adjustments related to prior year tax returns. First quarter 2011 discrete tax net expense was primarily driven by the remeasurement of our U.S. deferred tax assets due to the impact of a change in our blended state tax rate, partially offset by a prior year state refund claim.

The increase in the 2012 non-GAAP adjusted effective tax rate compared to 2011 was due primarily to incorporating Nalco’s tax rate mix into our overall operations, as well as the R&D credit not yet being extended for 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2012 (continued)

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

Reported GAAP net income	$184.5	$125.9	47%	$234.2	$219.5	7%
Adjustments:
Special (gains) and charges, net of tax	32.6	25.6		131.8	37.9
Discrete tax net benefits	(2.6)	(1.5)		(1.2)	(0.4)
Non-GAAP adjusted net income	$214.5	$150.0	43%	$364.8	$257.0	42%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(dollars)	2012	2011	Change	2012	2011	Change

Reported GAAP diluted EPS	$0.62	$0.53	17%	$0.79	$0.93	(15)%
Adjustments:
Special (gains) and charges	0.11	0.11		0.44	0.16
Discrete tax net benefits	(0.01)	(0.01)		(0.00)	(0.00)
Non-GAAP adjusted diluted EPS	$0.72	$0.64	13%	$1.22	$1.09	12%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.02 per share on diluted earnings per share for both the second quarter of 2012 compared to 2011, as well as the first six months of 2012 compared to 2011.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Sales by Reportable Segment

Reported sales for the second quarter and first six months of 2012 and 2011 for each of our reportable segments were as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$760.9	$752.4	1%	$1,469.8	$1,433.9	3%
U.S. Other Services	121.5	116.5	4	232.9	223.7	4
Int’l Cleaning, Sanitizing & Other Services	796.5	771.9	3	1,529.2	1,480.6	3
Global Water	509.8	—		1,008.3	—
Global Paper	200.8	—		399.8	—
Global Energy	548.3	—		1,085.2	—
Subtotal at fixed currency rates	2,937.8	1,640.8	79	5,725.2	3,138.2	82
Effect of foreign currency translation	20.9	58.0		44.4	78.9
Consolidated	$2,958.7	$1,698.8	74%	$5,769.6	$3,217.1	79%

Reported sales for the second quarter and first six months of 2012 and pro forma sales, including Nalco’s results and reclassification of certain water treatment related businesses, for the second quarter and first six months of 2011 for each of our reportable segments were as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$760.9	$723.8	5%	$1,469.8	$1,384.9	6%
U.S. Other Services	121.5	116.5	4	232.9	223.7	4
Int’l Cleaning, Sanitizing & Other Services	796.5	760.0	5	1,529.2	1,457.7	5
Global Water	509.8	506.2	1	1,008.3	976.0	3
Global Paper	200.8	203.9	(2)	399.8	399.7	—
Global Energy	548.3	460.2	19	1,085.2	877.6	24
Subtotal at fixed currency rates	2,937.8	2,770.6	6	5,725.2	5,319.6	8
Effect of foreign currency translation	20.9	96.1		44.4	132.7
Consolidated	$2,958.7	$2,866.7	3%	$5,769.6	$5,452.3	6%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

As discussed previously in this MD&A, in order to provide the most meaningful comparison of results by reportable segment, in addition to discussing changes in 2012 reported results versus 2011 reported results, the following discussion also provides analysis on 2012 reported results versus 2011 pro forma results.

U.S. Cleaning & Sanitizing

Reported U.S. Cleaning & Sanitizing sales increased 1% in the second quarter and 3% for the first six months of 2012. Second quarter 2012 reported sales increased 5% when compared to second quarter 2011 pro forma sales. Reported sales for the first six months of 2012 increased 6% when compared to pro forma sales for the first six months of 2011. Excluding the impact of acquisitions from all periods, second quarter 2012 sales growth was not impacted when compared to 2011 pro forma results while sales for the first six months of 2012 increased 5% when compared to 2011 pro forma results.

Sales for our larger U.S. Cleaning & Sanitizing operating units were as follows:

•                  Institutional — Reported sales increased 3% for the second quarter and 5% for the first six months of 2012. Sales initiatives, effective product and service programs and new accounts continued to lead our results. Second quarter sales growth moderated as compared to the year to date period reflecting distributor inventory reduction following first quarter increases. Demand from our lodging customers continued to show growth, while overall foot traffic at our foodservice customers remained soft.

•                  Food & Beverage — Reported sales in the second quarter and for the first six months of 2012 both increased 6% compared to pro forma sales for similar periods of 2011. Sales growth continued to be solid in all segments, led by corporate account wins, pricing and product penetration.

•                  Kay — Reported sales increased 10% and 6% for the second quarter and first six months of 2012, respectively. The increase was led by strong growth from our food retail business which benefited from new accounts, and solid results from our quick service business.

•                  Healthcare — Reported sales increased 7% for the second quarter and 15% for the first six months of 2012. Excluding the impact of acquisitions, second quarter sales growth was not impacted, while sales growth was 6% for the first six months of 2012. Sales growth from hand hygiene, environmental hygiene and surgical drapes led the increase.

U.S. Other Services

U.S. Other Services sales increased 4% for both the second quarter and first six months of 2012. Sales for our U.S. Other Services operating units were as follows:

•                  Pest Elimination — Sales grew 4% for both the second quarter and first six months of 2012. Gains in the food & beverage and hospitality segments and improved results in the foodservice segment led the growth. Contract sales had modest growth compared to the prior year, while non-contract sales growth was strong.

•                  Equipment Care — Sales increased 4% for both the second quarter and first six months of 2012. Service and installed parts sales increased, benefiting from new accounts and pricing gains. Direct parts sales decreased compared to results from 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

International Cleaning, Sanitizing & Other Services

Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% for both the second quarter and first six months of 2012, respectively, compared to fixed currency sales for the similar periods of 2011. Second quarter 2012 fixed currency sales increased 5% when compared to second quarter 2011 pro forma fixed currency sales. For the first six months of 2012, fixed currency sales also increased 5% when compared to pro forma fixed currency sales for the first six months of 2011. Excluding the impact of acquisitions from all periods, second quarter 2012 fixed currency sales rose 4% when compared to 2011 pro forma fixed currency results, while fixed currency sales for the first six months of 2012 also increased 4% when compared to 2011 pro forma fixed currency results.

Fixed currency sales changes for our International Cleaning, Sanitizing & Other Services operating units were as follows:

•                  EMEA — Sales increased 2% for both the second quarter and first six months of 2012. Sales growth in the UK, Germany, Italy and MEA offset lower sales in France. From a divisional perspective, Healthcare had good sales growth, while Institutional and Food & Beverage both showed modest sales increases.

•                  Asia Pacific — Sales in the second quarter of 2012 increased 5% compared to second quarter 2011 pro forma sales, while sales for the first six months of 2012 increased 6% compared to pro forma sales for the similar period of 2011. Sales growth was driven primarily by increases in Japan with moderate growth in China and New Zealand. From a divisional perspective, both Institutional and Food & Beverage continued to show solid growth.

•                  Latin America — Sales increased 20% and 19% for the second quarter and first six months of 2012, respectively. Excluding the impact of acquisitions, sales increased 14% for the second quarter of 2012 and 15% for the first six months of 2012. At a country level, Brazil, Chile and Mexico all showed double-digit sales growth. Our Institutional, Food & Beverage and Pest businesses all continued to report double-digit increases in sales.

•                  Canada — Sales increased 6% for the second quarter and 8% for the first six months of 2012. Continued strong performances in Food & Beverage and Institutional led to the sales increase.

When measured at public currency rates, second quarter 2012 reported International Cleaning, Sanitizing & Other Services sales decreased 2% against reported sales from 2011 and 1% against pro forma sales from 2011. For the first six months of 2012, reported public currency rate International Cleaning, Sanitizing & Other Services sales were flat compared to reported sales from 2011 and increased 1% against pro forma sales from 2011.

Global Water

Global Water had $510 million and $1,008 million of fixed currency sales in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

Second quarter 2012 Global Water fixed currency sales increased 1% compared to second quarter 2011 pro forma fixed currency sales of $506 million. For the first six months of 2012, Global Water fixed currency sales increased 3% compared to pro forma fixed currency sales of $976 million from the first six months of 2011. Excluding the impact of acquisitions and divestitures from all periods, second quarter 2012 fixed currency sales growth was not impacted when compared to 2011 pro forma fixed currency results while fixed currency sales for the first six months of 2012 increased 4% when compared to 2011 pro forma fixed currency results.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for 2011, growth in the power, food & beverage and mining businesses was offset by reductions in primary metals. Additionally, second quarter 2011 pro forma sales benefited from a from a wastewater project sale, impacting comparison against the current period. At a regional level, Latin America sales continued to be strong, while Asia Pacific and the U.S. showed modest growth. EMEA’s sales were lower, reflecting the weak economic conditions in that region.

When measured at public currency exchange rates, second quarter 2012 reported Global Water sales were $514 million, a decrease of 3% against second quarter 2011 pro forma sales. For the first six months of 2012, reported public currency rate Global Water sales were $1,019 million, an increase of 1% when compared to 2011 pro forma sales.

Global Paper

Global Paper had $201 million and $400 million of fixed currency sales in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

Global Paper second quarter sales, when measured in fixed rates of currency exchange, decreased 2% when compared against second quarter 2011 pro forma fixed currency sales of $204 million. For the first six months of 2012, Global Paper fixed currency sales were flat compared to pro forma fixed currency sales of $400 million from the first six months of 2011.

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for 2011, the decrease was driven by lower customer plant utilization and down time, as well as the strategic elimination of certain low margin business. From a regional perspective, modest growth in Latin America and EMEA was more than offset by sales declines in the U.S. and Asia Pacific.

When measured at public currency exchange rates, second quarter 2012 reported Global Paper sales were $202 million, a decrease of 4% against second quarter 2011 pro forma sales. For the first six months of 2012, reported public currency rate Global Paper sales were $402 million, a decrease of 2% when compared to 2011 pro forma sales.

Global Energy

Global Energy had $548 million and $1,085 million of fixed currency sales in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

When measured in fixed rates of currency exchange, second quarter Global Energy sales increased 19% versus second quarter 2011 pro forma fixed currency sales of $460 million. For the first six months of 2012, Global Energy fixed currency sales increased 24% compared to pro forma fixed currency sales of $878 million from the first six months of 2011.

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for the second quarter of 2011, the increase in sales reflected continued strong volume growth in our upstream business as a result of strong markets, share gains and a focus on high growth energy sources. We also continued to see market share gains in our downstream business in the Middle East and Asia Pacific regions.

When measured at public currency exchange rates, second quarter 2012 reported Global Energy sales were $551 million, an increase of 17% against second quarter 2011 pro forma sales. For the first six months of 2012, reported public currency rate Global Energy sales were $1,090 million, an increase of 22% when compared to 2011 pro forma sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Operating Income by Reportable Segment

Reported operating income for the second quarter and first six months of 2012 and 2011 for each of our reportable segments was as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$170.3	$143.0	19%	$298.7	$254.9	17%
U.S. Other Services	18.5	15.9	16	32.3	30.6	6
Int’l Cleaning, Sanitizing & Other Services	82.4	69.4	19	130.5	113.4	15
Global Water	54.8	—		97.8	—
Global Paper	18.7	—		37.0	—
Global Energy	78.8	—		163.2	—
Corporate	(99.0)	(35.7)		(270.5)	(56.3)
Subtotal at fixed currency rates	324.5	192.6	68	489.0	342.6	43
Effect of foreign currency translation	2.0	5.7		3.3	7.4
Consolidated	$326.5	$198.3	65%	$492.3	$350.0	41%

Reported operating income for the second quarter and first six months of 2012 and pro forma operating income, including Nalco’s results and reclassification of certain water treatment related businesses, for the second quarter and first six months of 2011 for each of our reportable segments was as follows:

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$170.3	$145.1	17%	$298.7	$260.8	15%
U.S. Other Services	18.5	15.9	16	32.3	30.6	6
Int’l Cleaning, Sanitizing & Other Services	82.4	67.9	21	130.5	110.9	18
Global Water	54.8	52.4	5	97.8	91.0	7
Global Paper	18.7	20.5	(9)	37.0	40.6	(9)
Global Energy	78.8	67.0	18	163.2	122.1	34
Corporate	(99.0)	(85.4)		(270.5)	(15.9)
Subtotal at fixed currency rates	324.5	283.4	15	489.0	640.1	(24)
Effect of foreign currency translation	2.0	9.4		3.3	11.4
Consolidated	$326.5	$292.8	12%	$492.3	$651.5	(24)%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

As discussed previously in this MD&A, in order to provide the most meaningful comparison of results by reportable segment, in addition to discussing changes in 2012 reported results versus 2011 reported results, the following discussion also provides analysis on 2012 reported results versus 2011 pro forma results.

U.S. Cleaning & Sanitizing

Reported U.S. Cleaning & Sanitizing operating income increased 19% in the second quarter and 17% for the first six months of 2012. Second quarter 2012 reported operating income increased 17% when compared to second quarter 2011 pro forma operating income. Reported operating income for the first six months of 2012 increased 15% when compared to pro forma operating income for the first six months of 2011. Excluding the impact of acquisitions from all periods, second quarter 2012 operating income was not impacted when compared to 2011 pro forma results while operating income for the first six months of 2012 increased 12% when compared to 2011 pro forma results.

The increase in operating income was driven by sales volume and pricing gains, which more than offset delivered product cost increases.

U.S. Other Services

U.S. Other Services operating income increased 16% and 6% for the second quarter and first six months of 2012, respectively.

The increase in operating income was driven by driven primarily by pricing gains and expense management which for the year to date period, more than offset field service investments in our quality assurance business.

International Cleaning, Sanitizing & Other Services

International Cleaning, Sanitizing & Other Services operating income at fixed currency rates increased 19% and 15% for the second quarter and first six months of 2012, respectively, when compared to fixed currency operating income for the similar periods of 2011. Second quarter 2012 fixed currency operating income increased 21% when compared to second quarter 2011 pro forma fixed currency operating income. For the first six months of 2012, fixed currency operating income increased 18% when compared to pro forma fixed currency operating income for the first six months of 2011. Acquisitions did not have a significant impact on operating income growth for either the second quarter or six month periods.

Operating income growth was driven by sales volume and pricing gains as well as savings from our 2011 Restructuring Plan, which more than offset higher delivered product costs, continued investments in the business and other costs.

When measured at public currency rates, second quarter 2012 reported International Cleaning, Sanitizing & Other Services operating income increased 11% against reported operating income from 2011 and 14% against pro forma operating income from 2011. For the first six months of 2012, reported public currency rate International Cleaning, Sanitizing & Other Services operating income increased 10% against reported operating income from 2011 and 12% against pro forma operating income from 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Global Water

Global Water had $55 million and $98 million of fixed currency operating income in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

Second quarter 2012 Global Water fixed currency operating income increased 5% compared to second quarter 2011 pro forma fixed currency operating income of $52 million. For the first six months of 2012, Global Water fixed currency operating income increased 7% compared to pro forma fixed currency operating income of $91 million from the first six months of 2011. Excluding the impact of acquisitions and divestitures from all periods, second quarter 2012 fixed currency operating income growth was unchanged at 5% when compared to 2011 pro forma fixed currency results while fixed currency operating income for the first six months of 2012 increased 14% when compared to 2011 pro forma fixed currency results.

When comparing fixed currency results for 2012 against pro forma fixed currency results for 2011, operating income growth was driven primarily by pricing gains, which more than offset higher delivered product costs.

When measured at public currency exchange rates, second quarter 2012 reported Global Water operating income was $55 million. For the first six months of 2012, reported public currency rate Global Water operating income was $98 million.

Global Paper

Global Paper had $19 million and $37 million of fixed currency operating income in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

Global Paper second quarter operating income, when measured in fixed rates of currency exchange, decreased 9% when compared against second quarter 2011 pro forma fixed currency operating income of $21 million. For the first six months of 2012, Global Paper fixed currency operating income also decreased 9% compared to pro forma fixed currency operating income of $41 million from the first six months of 2011.

When comparing fixed currency results for 2012 against pro forma fixed currency results for 2011, pricing gains were more than offset by volume decline and higher delivered product and other costs.

When measured at public currency exchange rates, second quarter 2012 reported Global Paper operating income was $19 million. For the first six months of 2012, reported public currency rate Global Paper operating income was $38 million.

Global Energy

Global Energy had $79 million and $163 million of fixed currency operating income in the second quarter and first six months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

When measured in fixed rates of currency exchange, second quarter Global Energy operating income increased 18% versus second quarter 2011 pro forma fixed currency operating income of $67 million. For the first six months of 2012, Global Energy fixed currency operating income increased 34% compared to pro forma fixed currency operating income of $122 million from the first six months of 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

When comparing fixed currency results for 2012 against pro forma results for 2011, operating income growth was driven by continued strong sales volume gains and pricing gains, which more than offset higher delivered product costs and investments in the business.

When measured at public currency exchange rates, second quarter 2012 reported Global Energy operating income was $79 million. For the first six months of 2012, reported public currency rate Global Energy operating income was $164 million.

Corporate

Consistent with our internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger intangible assets, merger integration costs and investments we are making in business systems and structure.

The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within reported special (gains) and charges are shown in the table on page 46, and items included in pro forma special (gains) and charges are shown in the table on page 41.

Financial Position and Liquidity

Total assets were $16.5 billion as of June 30, 2012, compared to total assets of $18.2 billion at December 31, 2011. The decrease is primarily due to a reduction in cash, related to the redemption of $1.7 billion of Nalco’s senior notes in January 2012. The negative impact of foreign currency exchange rates on the value of our international assets was offset by the increase of assets through general business activities. Acquisitions during the first six months of 2012 did not have a significant impact on our total assets.

Total debt was $6.3 billion as of June 30, 2012 and $7.6 billion as of December 31, 2011. The ratio of total debt to capitalization (total equity plus total debt) decreased to 53% at June 30, 2012 compared to 57% at December 31, 2011, reflecting the redemption of $1.7 billion of Nalco’s senior notes in January 2012. We are in compliance with all of our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $211 million for the first six months of 2012 compared to $302 million in 2011. Year-over-year comparability was impacted by pension and postretirement plan contributions, as 2012 included contributions of $201 million, whereas contributions in 2011 were $123 million. Increased cash payments made in 2012 as part of our restructuring plans have also negatively impacted comparability with 2011. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, investments in the business, acquisitions and pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $280 million in 2012 compared to $464 million in 2011. Cash paid for acquisitions decreased in 2012 as 2012 acquisitions included Esoform, InsetCenter and Econ Indústria e Comércio de Produtos de Higiene e Limpeza whereas 2011 included the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc., which by comparison were larger. See Note 3 for further information on our business acquisition activity. Increases in capital expenditures compared to the prior year were due primarily to investments in Nalco business units.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash used for financing activities in 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. Net issuances of commercial paper and notes payable led to an increase of $426 million during 2012. Current year financing activities also included dividend payments, which increased when compared to 2011 due to a larger number of shares outstanding as a result of the Nalco merger as well as an increase in the dividend rate. During the first six months of 2012, we repurchased 2.7 million shares for approximately $161 million under our share repurchase program. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in 2012.

Cash provided by financing activities in 2011 included an increase of $362 million related to net issuances of commercial paper and notes payable partially offset by the scheduled repayment of $150 million of long-term debt. We also repurchased 2.4 million shares of our common stock for approximately $120 million under our share repurchase program.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2011 disclosed total notes payable and long-term debt due within one year of $1.0 billion. As of June 30, 2012, the total notes payable and long-term debt due within one year has increased to $1.4 billion. The increase from year end is primarily due to an increase in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $98 million as of June 30, 2012 and $90 million as of December 31, 2011. The increase in the liability balance was due primarily to adjustments to foreign audit reserves made as part of Nalco purchase price allocations. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and new short-term and/or long-term borrowings.

As of June 30, 2012, we had $305 million of cash and cash equivalents on hand, of which $246 million were held outside of the U.S. We continue to expect our operating cash flow to remain strong.

As of June 30, 2012 we had a $1.5 billion multi-year credit facility, which expires in September 2016, as well as a $1.0 billion, 364 day credit facility, which expires in September 2012. On April 10, 2012, we reduced the 364 day credit facility from $2.0 billion to $1.0 billion. Both credit facilities have been established with a diverse portfolio of banks. There were no borrowings under the credit facilities as of June 30, 2012 or December 31, 2011.

The credit facilities support our U.S. commercial paper program, which was reduced to $2.5 billion subsequent to the reduction of our 364 day credit facility discussed above, and our $200 million European commercial paper program. Subsequent to the reduction of our 364 day credit facility, combined borrowing under these two commercial paper programs may not exceed $2.5 billion. As of June 30, 2012, we had $1.3 billion in outstanding U.S. commercial paper, with an average annual interest rate of 0.5%, and no amounts outstanding under our European commercial paper program. As of June 30, 2012, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment

Venezuela Foreign Currency Translation

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary’s balance sheet, which was approximately $50 million at June 30, 2012.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government under the recently passed law aimed at controlling market prices. Through the first six months of 2012, sales in Venezuela represented approximately 1% of our consolidated net sales.

European Economy

The current economic conditions in several European countries have deteriorated. Further weakening of the European economy may cause an additional drop in the value of the European currencies, including the Euro. One potential extreme outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the Euro entirely. The potential dissolution of the Euro, or market perceptions concerning this and related issues, could adversely affect the value of our Euro-denominated assets and obligations and impact our future results of operations. Through the first six months of 2012, sales in Europe represent approximately 20% of our consolidated net sales.

Additionally, this crisis has caused instability in global credit markets, including diminished liquidity and credit availability, which could negatively impact our customers located in these and other geographic areas.  We continue to monitor the situation and the creditworthiness of our customers. Although we do not currently foresee a credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 14.

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

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include:

•                  Fixed currency sales

•                  Pro forma sales

•                  Pro forma fixed currency sales

•                  Adjusted gross margin

•                  Adjusted pro forma gross margin

•                  Fixed currency operating income

•                  Pro forma SG&A expense

•                  Pro forma operating income

•                  Pro forma fixed currency operating income

•                  Adjusted operating income

•                  Adjusted pro forma operating income

•                  Adjusted fixed currency operating income

•                  Adjusted pro forma fixed currency operating income

•                  Adjusted net interest expense

•                  Adjusted effective income tax rate

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

We include in special (gains) and charges items that are unusual in nature, significant in amount and important to an understanding of underlying business performance. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted gross margin, adjusted pro forma gross margin, adjusted operating income, adjusted pro forma operating income, adjusted net interest, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab, which exclude special (gains) and charges and discrete tax items.

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures (and the second quarter and first six months of 2011 pro forma equivalent for each) eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (Continued)

In order to provide a meaningful comparison of our results of operations, where applicable, we have supplemented our historical financial data with discussion and analysis that compares reported and adjusted results for the second quarter and six months ended June 30, 2012 against pro forma results for the second quarter and six months ended June 30, 2012. The unaudited pro forma results are based on the historical consolidated results of operations of both Ecolab and Nalco and were prepared to illustrate the effects of our merger with Nalco, assuming the merger had been consummated on January 1, 2010. The unaudited pro forma and adjusted pro forma results are not necessarily indicative of the results of operations that would have actually occurred had the merger been completed as of the date indicated, nor are they indicative of future operating results of the combined company.

These measures are not in accordance with, or an alternative to, GAAP and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 44-51.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our Merger Restructuring Plan; 2011 Restructuring Plan and other restructuring initiatives; purchase price allocations; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential devaluation of Venezuelan currency; continued European economic uncertainty including euro currency issues; future cash flow; cash requirements; and sources of funding and nonperformance of financial counterparties.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 24.

Item 4.  Controls and Procedures

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                            Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 33, is incorporated herein by reference.

Item 1A.                                                  Risk Factors

In our report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 28, 2012, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 64 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factor disclosures.

Our results are impacted by general worldwide economic factors:

Economic factors such as the worldwide economy, capital flows, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar.  Further turmoil in the European Union’s sovereign debt market, or a similar financial crisis, could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the euro versus the U.S. dollar, resulting in reduced sales and earnings from our European operations, which are generated in euros and other European currencies, and then translated to U.S. dollars. One potential extreme development in the European financial situation is the re-introduction of individual country currencies in one or more Eurozone countries. If certain Eurozone countries were to abandon the euro for sovereign currencies, the value of the euro could be further negatively impacted, exasperating the negative economic developments experienced to date.  In addition, such a withdrawal from the euro by an individual country or countries would result in a revaluation of assets within that country or countries which could have an adverse affect on our business. Further, the economic troubles could also lead to political and social turmoil, including strikes and demonstrations, which would further dampen economic activity in the countries affected, including in the lodging and hospitality segments which drive our Institutional business.

Item 1A.                                                  Risk Factors (continued)

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

•                  tariffs and trade barriers;

•                  export duties and quotas;

•                  changes in the availability and pricing of raw materials, energy and utilities;

•                  changes in local economic conditions;

•                  changes in laws and regulations;

•                  difficulties in managing international operations and the burden of complying with foreign laws;

•                  difficulties in collecting receivables or realizing other assets;

•                  requirements to include local ownership or management in our business;

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

Our international operations also expose us to different local political and business risks and challenges. For example, we do business in Venezuela, which experienced a currency devaluation in 2010. Given current political and economic conditions in Venezuela, a further currency devaluation is possible and would have a negative impact on our financial performance.

Also, because of uncertainties regarding the interpretation and application of laws and regulations and the enforceability of intellectual property and contract rights, we face risks in some countries that our intellectual property rights and contract rights would not be enforced by local governments. We are also periodically faced with the risk of economic uncertainty, which has impacted our business in some countries. Other risks in international business also include difficulties in staffing and managing local operations, including managing credit risk to local customers and distributors.

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the reckless acts of employees or representatives, and violations of such laws could result in investigations of the Company and sanctions.

Item 1A.                                                  Risk Factors (continued)

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, legal and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could adversely affect our consolidated results of operations, financial position or cash flows.

Item 2.                                                             Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1-30, 2012	23,118	$62.2561	0	17,157,465
May 1-31, 2012	1,542,467	$64.1638	1,347,369	15,810,096
June 1-30, 2012	80,276	$64.7958	0	15,810,096
Total	1,645,861	$64.1679	1,347,369	15,810,096

(1)                    Includes 298,492 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                    The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                    As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1.0 billion share repurchase program under the existing Board authorizations of which approximately $279 million of shares remained as of June 30, 2012 to be purchased.  We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.                                                             Mine Safety Disclosures

Not applicable.

Item 6.                                                             Exhibits

(a)  The following documents are filed as exhibits to this report:

(10.1)                         Reduction to $1.0 billion of commitments under the 364-day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents — incorporated by reference to Item 1.01 of our Form 8-K filed April 13, 2012.

(10.2)                         Reduction to $2.5 billion of the U.S. Commercial Paper Program — incorporated by reference to Item 1.01 of our Form 8-K filed April 13, 2012.

(12)                                  Statement regarding Ratio of Earnings to Fixed Charges.

(15)                                  Letter regarding unaudited interim financial information.

(31)                                  Rule 13a - 14(a) Certifications.

(32)                                  Section 1350 Certifications.

(99)                                  Exhibit 99.1 of our form 8-K filed on April 27, 2012 - incorporated by reference to unaudited pro forma condensed combined statement of income for the second quarter ended June 30, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

(101)                            Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 2, 2012	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10.1)

Reduction to $1.0 billion of commitments under the 364-day Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents

Incorporated by reference to Item 1.01 of our Form 8-K filed on April 13, 2012

(10.2)	Reduction to $2.5 billion of the U.S. Commercial Paper Program	Incorporated by reference to Item 1.01 of our Form 8-K filed on April 13, 2012

(12)	Statement regarding ratio of Earnings to Fixed Charges.	Filed herewith electronically

(15)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32)	Section 1350 Certifications.	Filed herewith electronically

(99)	Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

Incorporated by reference to unaudited pro forma condensed combined statement of income for the second quarter ended June 30, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012

(101)	Interactive Data File.	Filed herewith electronically