Form 10-Q
period 2012-09-30
ECOLAB INC
filed 2012-10-30
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012.

292,908,272 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share amounts)	2012	2011
	(unaudited)

Net sales	$3,023.3	$1,736.1

Cost of sales (including special charges of $3.2 in 2012 and $4.5 in 2011)	1,616.4	877.9

Selling, general and administrative expenses	977.7	595.3

Special (gains) and charges	28.0	23.3

Operating income	401.2	239.6

Interest expense, net	64.2	13.2

Income before income taxes	337.0	226.4

Provision for income taxes	97.7	71.9

Net income including noncontrolling interest	239.3	154.5

Less: Net income attributable to noncontrolling interest	1.3	0.2

Net income attributable to Ecolab	$238.0	$154.3

Earnings attributable to Ecolab per common share
Basic	$0.81	$0.67
Diluted	$0.80	$0.65

Dividends declared per common share	$0.2000	$0.1750

Weighted-average common shares outstanding
Basic	292.7	231.9
Diluted	298.6	236.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share amounts)	2012	2011
	(unaudited)

Net sales	$8,792.9	$4,953.2

Cost of sales (including special charges of $82.3 in 2012 and $5.3 in 2011)	4,839.3	2,509.1

Selling, general and administrative expenses	2,949.1	1,786.5

Special (gains) and charges	111.0	68.0

Operating income	893.5	589.6

Interest expense, net (including special charges of $18.2 in 2012)	214.2	39.8

Income before income taxes	679.3	549.8

Provision for income taxes	212.5	175.3

Net income including noncontrolling interest	466.8	374.5

Less: Net income (loss) attributable to noncontrolling interest (including special charges of $4.5 in 2012)	(5.4)	0.7

Net income attributable to Ecolab	$472.2	$373.8

Earnings attributable to Ecolab per common share
Basic	$1.62	$1.61
Diluted	$1.58	$1.58

Dividends declared per common share	$0.6000	$0.5250

Weighted-average common shares outstanding
Basic	292.0	231.8
Diluted	298.3	236.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011
	(unaudited)		(unaudited)

Net income including noncontrolling interest	$239.3	$154.5	$466.8	$374.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	121.5	(0.4)	(47.4)	139.0
Gain (loss) on net investment hedge	(5.9)	0.5	19.8	(27.4)
	115.6	0.1	(27.6)	111.6
Derivatives & hedging instruments
Unrealized losses during the period	(4.0)	(8.3)	(2.5)	(21.7)
Reclassification adjustment for losses included in net income	1.5	1.8	1.4	5.7
	(2.5)	(6.5)	(1.1)	(16.0)
Pension and postretirement benefits
Pension and postretirement benefit adjustment	—	—	(1.6)	—
Amortization of net actuarial loss and prior service cost included in net periodic pension cost	7.0	5.2	21.6	15.6
	7.0	5.2	20.0	15.6

Subtotal	120.1	(1.2)	(8.7)	111.2

Total comprehensive income, including noncontrolling interest	359.4	153.3	458.1	485.7

Less: Comprehensive income (loss) attributable to noncontrolling interest	1.6	0.3	(6.3)	0.7

Comprehensive income attributable to Ecolab	$357.8	$153.0	$464.4	$485.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2012	2011
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$324.0	$1,843.6

Accounts receivable, net	2,199.0	2,095.3

Inventories	1,103.8	1,069.6

Deferred income taxes	186.3	164.0

Other current assets	259.8	223.5

Total current assets	4,072.9	5,396.0

Property, plant and equipment, net	2,334.2	2,295.4

Goodwill	5,893.7	5,855.3

Other intangible assets, net	4,103.3	4,275.2

Other assets	318.7	362.8

Total assets	$16,722.8	$18,184.7

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	September 30	December 31
(millions, except shares and per share amounts)	2012	2011
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$631.0	$1,023.0

Accounts payable	858.6	815.7

Compensation and benefits	459.6	497.2

Income taxes	73.0	81.7

Other current liabilities	796.5	748.7

Total current liabilities	2,818.7	3,166.3

Long-term debt	5,386.7	6,613.2

Postretirement health care and pension benefits	997.0	1,173.4

Other liabilities	1,494.2	1,490.7

Total liabilities	10,696.6	12,443.6

Equity (a)
Common stock	340.1	336.1
Additional paid-in capital	4,162.5	3,980.8
Retained earnings	3,856.9	3,559.9
Accumulated other comprehensive loss	(353.6)	(344.9)
Treasury stock	(2,060.5)	(1,865.2)
Total Ecolab shareholders’ equity	5,945.4	5,666.7
Noncontrolling interest	80.8	74.4
Total equity	6,026.2	5,741.1

Total liabilities and equity	$16,722.8	$18,184.7

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 292.9 million shares outstanding at September 30, 2012, 292.0 million shares outstanding at December 31, 2011. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2012	2011
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$466.8	$374.5

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	348.5	245.3
Amortization	185.1	39.7
Deferred income taxes	14.6	3.3
Share-based compensation expense	50.7	28.0
Excess tax benefits from share-based payment arrangements	(28.1)	(8.9)
Pension and postretirement plan contributions	(232.0)	(132.0)
Pension and postretirement plan expense	82.2	60.6
Restructuring, net of cash paid	33.4	44.7
Other, net	(3.2)	5.6

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(174.7)	(74.1)
Inventories	(27.4)	(28.0)
Other assets	(48.6)	(40.7)
Accounts payable	46.7	47.1
Other liabilities	6.8	(24.4)

Cash provided by operating activities	$720.8	$540.7

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Nine Months Ended
	September 30
(millions)	2012	2011
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(394.0)	$(228.3)
Capitalized software expenditures	(17.6)	(16.5)
Property and other assets sold	9.9	3.1
Businesses acquired and investments in affiliates, net of cash acquired	(43.0)	(281.9)
Sale of businesses	13.8	—
Deposit into indemnification escrow	(1.3)	(28.1)
Release from indemnification escrow	17.3	—

Cash used for investing activities	(414.9)	(551.7)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(389.6)	297.0
Long-term debt borrowings	501.6	—
Long-term debt repayments	(1,692.9)	(155.7)
Reacquired shares	(193.1)	(122.5)
Cash dividends on common stock	(180.5)	(122.3)
Exercise of employee stock options	113.7	60.2
Excess tax benefits from share-based payment arrangements	28.1	8.9
Other, net	(3.1)	(8.3)

Cash used for financing activities	(1,815.8)	(42.7)

Effect of exchange rate changes on cash	(9.7)	18.7

DECREASE IN CASH AND CASH EQUIVALENTS	(1,519.6)	(35.0)

Cash and cash equivalents, beginning of period	1,843.6	242.3

Cash and cash equivalents, end of period	$324.0	$207.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                    Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2012 and 2011 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2011 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2011.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2012 and 2011 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2012 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

In connection with its quarterly report on Form 10-Q for the quarter ended June 30, 2012, the company has revised its consolidated balance sheet as of December 31, 2011 to correct the jurisdictional netting of long-term deferred tax assets and liabilities. This revision decreased other assets and other liabilities by $56.1 million and does not impact the consolidated statements of income or comprehensive income or the consolidated statement of cash flows for any period. This correction also impacted the March 31, 2012 interim financial statements. In addition to jurisdictional netting, additional classification differences primarily related to the January debt repayment were identified between deferred income taxes and income taxes payable which together had the net effect of reducing other assets by $57.1 million, income taxes payable by $64.9 million, and increasing other liabilities by $7.8 million as of March 31, 2012. There was no impact to total cash provided by operations on the statement of cash flows for the three months ended March 31, 2012, but cash used by deferred income taxes was reduced by $64.9 million with an offsetting impact to other liabilities within the components of operating cash flows. There was no impact on the consolidated statements of income or comprehensive income. The company believes that these revisions were immaterial to previously issued financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                    Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Cost of sales
Restructuring charges	$1.7	$4.5	$9.6	$5.3
Recognition of Nalco inventory fair value step-up	1.5	—	72.7	—
Subtotal	3.2	4.5	82.3	5.3

Special (gains) and charges
Restructuring charges	20.8	12.6	73.2	52.8
Champion acquisition costs	3.8	—	3.8	—
Nalco merger and integration costs	16.4	10.3	47.0	10.3
Gain on sale of business	(13.0)	—	(13.0)	—
Business structure and optimization	—	0.3	—	1.2
Cleantec acquisition integration costs	—	0.1	—	3.7
Subtotal	28.0	23.3	111.0	68.0

Operating income subtotal	31.2	27.8	193.3	73.3

Interest expense, net
Debt extinguishment costs	—	—	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	—	—	(4.5)	—

Total special (gains) and charges	$31.2	$27.8	$207.0	$73.3

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

Restructuring actions generally include significant actions involving employee-related severance charges, contract termination costs and asset write-downs associated with such actions. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Asset disposals include leasehold improvement write-downs and other asset write-downs associated with combining operations. Other charges include lease terminations prior to the end of their respective terms, and other contract termination costs.

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

The company anticipates that approximately $140 million of the pre-tax charge will represent cash expenditures. The remaining $10 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the 2011 Restructuring Plan, the company has recorded restructuring charges of $110.9 million ($85.6 million after tax) since the inception of the Plan. During the third quarter of 2012 and 2011, the company recorded restructuring charges of $10.6 million ($6.2 million after tax) and $17.1 million ($14.8 million after tax), respectively. During the nine months ended September 30, 2012 and 2011, the company recorded restructuring charges of $42.8 million ($31.4 million after tax) and $58.1 million ($49.0 million after tax), respectively.

Merger Restructuring Plan

In January 2012, following the merger with Nalco Holding Company (“Nalco”), the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). Actions associated with the merger to improve efficiency and effectiveness are expected to lead to a reduction of the company’s workforce by approximately 600 positions through 2012, with additional productivity and efficiency actions beyond 2012 expected to reduce the need for future positions by approximately 1,500.

The company expects that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total costs through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $75 million ($55 million after tax) of those charges are expected to occur in 2012.

The company anticipates that approximately $160 million of the pre-tax restructuring charges will represent cash expenditures. The remaining $20 million of the pretax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

As a result of restructuring activities under the Merger Restructuring Plan, the company has recorded restructuring charges of $46.5 million ($32.7 million after tax) since the inception of the Plan. The company recorded restructuring charges of $12.0 million ($8.6 million after tax) and $39.9 million ($28.6 million after tax) during the third quarter and nine months ended September 30, 2012, respectively.

Restructuring charges and subsequent activity related to the 2011 Restructuring Plan and the Merger Restructuring Plan, since the inception of each respective Plan, include the following:

	2011 Restructuring Plan				Merger Restructuring Plan
	Employee				Employee
	Termination	Asset			Termination	Asset
(millions)	Costs	Disposals	Other	Subtotal	Costs	Disposals	Other	Subtotal	Total

2011 Activity:
Recorded expense and accrual	$60.5	$0.5	$7.1	$68.1	$6.6	$—	$—	$6.6	$74.7
Cash payments	(22.2)	—	(2.6)	(24.8)	(0.3)	—	—	(0.3)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)	—	—	—	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)	—	—	—	—	(2.2)
Restructuring liability, December 31, 2011	36.1	—	4.5	40.6	6.3	—	—	6.3	46.9

2012 Activity:
Recorded expense and accrual	41.3	—	1.5	42.8	35.4	1.8	2.7	39.9	82.7
Cash payments	(21.5)	—	(5.2)	(26.7)	(15.0)	—	(1.6)	(16.6)	(43.3)
Non-cash charges	—	—	(0.8)	(0.8)	—	(1.6)	—	(1.6)	(2.4)
Effect of foreign currency translation	(2.4)	—	—	(2.4)	—	—	—	—	(2.4)
Restructuring liability, September 30, 2012	$53.5	$—	$—	$53.5	$26.7	$0.2	$1.1	$28.0	$81.5

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As part of the Nalco merger, Ecolab assumed the Nalco Restructuring Plan liability balance of $10.6 million, which was primarily related to accrued severance and termination benefits. As of September 30, 2012 and December 31, 2011, the remaining liability balance related to the Nalco Restructuring Plan was $4.7 million and $10.6 million, respectively. Cash payments during the nine months of 2012 related to this Plan were $6.0 million. The company expects to utilize the remaining liability through 2013 as part of the run-out of this Plan.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Non-restructuring Special (Gains) and Charges

As a result of the Nalco merger, the company incurred special charges of $17.9 million ($11.8 million after tax) and $133.4 million ($98.3 million after tax) during the third quarter and nine months of 2012, respectively. Nalco related special charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income (loss) attributable to noncontrolling interest include the recognition of fair value step-up of Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

Special charges incurred during the third quarter of 2011 related to the Nalco merger include costs for advisory and legal fees, as well as integration costs. Further details related to the Nalco merger are included in Note 3.

In October 2012, the company entered into an agreement and plan of merger under which the company expects to acquire privately-held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”). Special charges incurred during the third quarter 2012 include charges related to the anticipated acquisition, including costs for advisory and legal fees. Further information related to the anticipated acquisition of Champion is included in Note 3.

During the third quarter of 2012, the company received additional payments related to the sale of an investment in a U.S. business, originally sold prior to 2012. The corresponding gain recognized during the third quarter of 2012 was recorded in special (gains) and charges.

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

The company incurred certain Nalco related special charges associated with the merger during 2012, which were expensed as incurred and are reflected in the Consolidated Statement of Income. During the first nine months of 2012, a total of $133.4 million were incurred with $47.0 million included in special (gains) and charges related to merger and integration charges, $72.7 million and a corresponding reduction of $4.5 million included in cost of sales and net income attributable to Ecolab, respectively, related to recognition of fair value step-up in Nalco inventory and $18.2 million included in net interest expense related to a loss on the extinguishment of Nalco’s senior notes. During the third quarter of 2012, $17.9 million of Nalco related special charges were incurred.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (Continued)

The following table summarizes the value of Nalco assets acquired and liabilities assumed as of the merger date. Also summarized in the table, subsequent to the merger, net adjustments of $52.5 million have been made to the preliminary purchase price allocations of the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill. The additional consideration of $2.1 million transferred in 2012, and corresponding adjustment to goodwill, relates to the resolution of an appraisal action with respect to dissenting Nalco shares.

		2012
	Initial	Adjustments	September 30
(millions)	Valuation	to Fair Value	2012
Current assets	$1,869.6	$(0.1)	$1,869.5
Property, plant and equipment	1,069.2	(1.2)	1,068.0
Other assets	97.3	(3.3)	94.0
Identifiable intangible assets
Customer relationships	2,160.0	—	2,160.0
Patents	321.0	—	321.0
Trade names	1,230.0	—	1,230.0
Trademarks	79.0	—	79.0
Other technology	91.0	—	91.0
Total assets acquired	6,917.1	(4.6)	6,912.5

Current liabilities	1,105.5	19.7	1,125.2
Long-term debt	2,858.4	—	2,858.4
Pension and postretirement benefits	505.7	5.7	511.4
Net deferred tax liability	1,188.7	(8.6)	1,180.1
Noncontrolling interest and other liabilities	167.7	31.1	198.8
Total liabilities and noncontrolling interests assumed	5,826.0	47.9	5,873.9

Goodwill	4,403.9	54.6	4,458.5

Total consideration transferred	$5,495.0	$2.1	$5,497.1

The adjustments to the purchase price allocation during 2012 primarily relate to accruals, contingent liabilities, current and noncurrent deferred tax assets and liabilities and other assets and liabilities of non-wholly owned subsidiaries.

The company will finalize the amounts recognized as information necessary to complete the analyses is obtained. The company expects to finalize these amounts no later than one year from the merger date (by November 30, 2012). Amounts for certain contingent liabilities, certain deferred tax assets and liabilities and goodwill remain subject to change.

The customer relationships, patents, finite-lived trademarks and other technology are being amortized over weighted average lives of 15, 14, 15 and 8 years, respectively. The Nalco trade name has been determined to have an indefinite life.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

The following table provides unaudited pro forma net sales and pro forma results of operations for the third quarter and nine months ended September 30, 2011, assuming the Nalco merger had been completed on January 1, 2010. The unaudited pro forma results reflect certain adjustments that are directly attributable to the merger, supportable and expected to have a continuing impact on the combined results. The unaudited pro forma results do not include any anticipated cost savings from operating efficiencies or synergies that could result from the merger. Accordingly, such unaudited pro forma amounts are not necessarily indicative of the results that actually would have occurred had the merger been completed on January 1, 2010, nor are they indicative of future operating results of the combined company.

	Third Quarter Ended	Nine Months Ended
(millions)	September 30, 2011	September 30, 2011
Net sales	$2,967.3	$8,419.6
Net income attributable to Ecolab	189.2	548.5
Earnings attributable to Ecolab per common share
Basic	$0.63	$1.82
Diluted	$0.61	$1.78

Other significant acquisition activity

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

In September 2012, subsequent to the company’s fiscal quarter end for international operations, the company announced it had agreed to acquire Mexico-based Quimiproductos S.A. de C.V., a wholly-owned subsidiary of Fomento Econominco Mexicano, S.A.B. de C.V. Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Central and South America. Annual sales of the business to be acquired are approximately $35 million. As of the date of this report, the transaction has not yet been completed. Completion of the transaction is subject to regulatory clearance and other customary closing conditions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

In October 2012, the company entered into an agreement and plan of merger under which the company has agreed to acquire Champion. Based in Houston, Texas, Champion is a global energy specialty products and services company delivering product and service-based offerings to the oil and gas industry. Champion sales were approximately $1.2 billion in 2011. Subject to certain adjustments set out in the merger agreement, total consideration is expected to be approximately $2.2 billion, paid through a mix of approximately 75% cash and 25% Ecolab stock. In connection with the agreement, Ecolab will deposit $100 million of the consideration in an escrow account to satisfy adjustments to the consideration or indemnification obligations of Champion for up to two years following the effective date of the transaction. Financing for this transaction is expected to initially be met through a combination of term loan funding and the company’s U.S. commercial paper program. The company anticipates terming out a portion of the short-term borrowings through the issuance of publicly or privately held debt securities. The transaction is expected to close in the fourth quarter of 2012, subject to regulatory clearance and other customary closing conditions.

2011 Activity

In December 2010, subsequent to the company’s fiscal year end for international operations, the company completed the purchase of the assets of Cleantec located in Brisbane, Queensland, Australia. Cleantec is a developer, manufacturer and marketer of cleaning and hygiene products principally within the Australian food and beverage processing, foodservice, hospitality and textile care markets. The business, which had annual sales of approximately $55 million, became part of the company’s International Cleaning, Sanitizing & Other Services segment during the first quarter of 2011. The total purchase price was approximately $43 million, of which $2 million was placed in an escrow account for indemnification purposes. During the third quarter of 2012, the $2 million escrow balance was paid to the seller.

In March 2011, the company closed on the purchase of the assets of O.R. Solutions, Inc., a privately-held developer and marketer of surgical fluid warming and cooling systems in the U.S. The business, which had annual sales of approximately $55 million, became part of the company’s U.S. Cleaning & Sanitizing segment during the first quarter of 2011. The total purchase price was approximately $260 million, of which $26 million was placed in an escrow account for indemnification purposes related to general representations and warranties. During the third quarter of 2012, $13 million of the escrow balance was paid to the seller. Assuming the general representations and warranties continue to be met, the remaining $13 million escrow balance is expected to be paid to the seller in the first quarter of 2013.

Other significant acquisition summary

Completed acquisitions during the nine months of 2012 and all of 2011 (excluding Nalco) were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, excluding the Nalco merger, the components of the aggregate purchase prices of completed acquisitions during the third quarter and nine months 2012 and 2011 are shown in the following table.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Net tangible assets acquired	$0.3	$—	$(1.0)	$57.4
Identifiable intangible assets
Customer relationships	—	0.2	8.4	144.9
Trademarks	—	—	0.5	11.2
Patents	—	—	2.8	0.3
Other technology	—	—	0.3	8.4
Total intangible assets	—	0.2	12.0	164.8
Goodwill	0.1	0.6	23.3	92.5
Total aggregate purchase price	0.4	0.8	34.3	314.7
Contingent consideration	—	—	(2.6)	(4.7)
Liability for indemnification	15.2	—	16.0	(28.1)
Net cash paid for acquisitions	$15.6	$0.8	$47.7	$281.9

The weighted average useful lives of identifiable intangible assets acquired in the above table during the nine months of 2012 and 2011 were 13 and 14 years, respectively.

Dispositions

During the third quarter of 2012, the company received additional payments related to the sale of an investment in a U.S. business, originally sold prior to 2012. The corresponding gain recognized in the third quarter of 2012 was recorded in special (gains) and charges.

In October 2012, the company entered into an agreement to sell its Vehicle Care business. Vehicle Care sales were approximately $65 million in 2011, the majority of which were within the company’s U.S. Cleaning & Sanitizing reportable segment. Subject to the terms of the agreement, total consideration is expected to be approximately $120 million. Based on the company’s current assessment, the company expects to recognize a gain of approximately $75 million (approximately $45 million after tax). The transaction is expected to close in the fourth quarter, subject to regulatory clearance and other customary closing conditions.

There were no other significant business disposals during the first nine months of 2012.

There were no business disposals during 2011.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Balance Sheet Information

	September 30	December 31
(millions)	2012	2011
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,265.0	$2,144.6
Allowance for doubtful accounts	(66.0)	(49.3)
Total	$2,199.0	$2,095.3

Inventories
Finished goods	$758.8	$745.5
Raw materials and parts	362.9	351.4
Inventories at FIFO cost	1,121.7	1,096.9
Excess of FIFO cost over LIFO cost	(17.9)	(27.3)
Total	$1,103.8	$1,069.6

Property, plant and equipment, net
Land	$154.9	$158.8
Buildings and improvements	531.2	483.8
Leasehold improvements	79.3	77.3
Machinery and equipment	1,234.4	1,206.1
Merchandising and customer equipment	1,807.0	1,682.7
Capitalized software	366.5	385.7
Construction in progress	220.9	182.7
	4,394.2	4,177.1
Accumulated depreciation	(2,060.0)	(1,881.7)
Total	$2,334.2	$2,295.4

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$2,576.5	$2,593.2
Trademarks	201.9	201.0
Patents	413.0	404.4
Other technology	174.6	174.6
	$3,366.0	$3,373.2
Accumulated amortization
Customer relationships	$(323.0)	$(204.8)
Trademarks	(57.5)	(48.6)
Patents	(58.3)	(36.3)
Other technology	(53.9)	(38.3)
Other intangible assets, net	$4,103.3	$4,275.2

Other assets
Deferred income taxes	$46.7	$61.9
Pension	22.5	22.3
Other	249.5	278.6
Total	$318.7	$362.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Balance Sheet Information (Continued)

	September 30	December 31
(millions)	2012	2011
	(unaudited)
Other current liabilities
Discounts and rebates	$246.0	$239.9
Dividends payable	58.6	60.0
Interest payable	68.6	51.0
Taxes payable, other than income	65.0	74.1
Derivative liabilities	15.8	3.3
Restructuring	86.2	57.5
Other	256.3	262.9
Total	$796.5	$748.7

Other liabilities
Deferred income taxes	$1,261.6	$1,249.2
Income taxes payable - non-current	85.5	80.8
Other	147.1	160.7
Total	$1,494.2	$1,490.7

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(14.6)	$(13.5)
Unrecognized pension and postretirement benefit expense, net of tax	(461.5)	(481.3)
Cumulative translation, net of tax	122.5	149.9
Total	$(353.6)	$(344.9)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Debt and Interest

	September 30	December 31
(millions)	2012	2011
	(unaudited)
Short-term debt
Commercial paper	$560.3	$916.1
Notes payable	64.9	100.3
Long-term debt, current maturities	5.8	6.6
Total	$631.0	$1,023.0

Long-term debt
Description / 2012 Principal Amount
Series A senior euro notes (125 million euro)	$157.2	$168.1
Series B senior euro notes (175 million euro)	220.1	235.3
Senior notes ($250 million)	249.3	249.1
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.8	499.7
Five year 2011 senior notes ($1.25 billion)	1,247.9	1,247.6
Ten year 2011 senior notes ($1.25 billion)	1,249.3	1,249.2
Thirty year 2011 senior notes ($750 million)	742.5	742.3
Three year 2012 senior notes ($500 million)	499.8	—
Nalco senior notes ($0)	—	838.7
Nalco senior euro notes ($0)	—	300.7
Nalco senior notes ($0)	—	558.5
Capital lease obligations	14.3	18.3
Other	12.3	12.3
Total debt	5,392.5	6,619.8
Long-term debt, current maturities	(5.8)	(6.6)
Total long-term debt	$5,386.7	$6,613.2

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

In April 2012, the company reduced its 364 day credit facility from $2.0 billion to $1.0 billion. In August 2012, the company replaced the $1.0 billion 364 day credit facility, which was to expire in September 2012, with a $500 million 364 day credit facility.

In August 2012, in a public offering, the company issued $500 million of debt securities that mature in 2015 at a rate of 1.00% (the “Public Notes”). The proceeds were used to refinance outstanding commercial paper and for general corporate purposes.

The Public Notes may be redeemed by the company at its option at a redemption price that includes accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change in control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of the repurchase. The Public Notes are senior unsecured and unsubordinated obligations of the company and rank equally with all other senior and unsubordinated indebtedness of the company.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.       Debt and Interest (continued)

Interest expense and interest income recognized during the third quarter and nine months ended 2012 and 2011 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Interest expense	$66.8	$15.9	$221.6	$45.7
Interest income	(2.6)	(2.7)	(7.4)	(5.9)
Interest expense, net	$64.2	$13.2	$214.2	$39.8

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

During the second quarter ended June 30, 2012, the company completed its annual test for goodwill impairment. The current year review incorporated the new qualitative assessment guidance as discussed in Note 14. In addition to the qualitative analysis, the company performed quantitative procedures including a review of sensitivities around key inputs, assumptions and business projections for certain reporting units. Supplemental quantitative procedures were performed on the Europe/Middle East/Africa (“EMEA”) reporting unit given the European economic conditions as well as the Global Water, Global Paper and Global Energy reporting units given the recent closing of the Nalco merger on December 1, 2011.

As expected, the estimated fair value exceeded the carrying value of Global Water, Global Paper and Global Energy reporting units by a low margin as these separate reporting units were acquired on December 1, 2011 when the carrying value equaled the fair value. As part of this analysis the company updated the discount rate assumptions used in the quantitative procedures for the reduction in risk free rates in 2012 and other reductions in risk given the successful integration to date. The company used a range of discount rates from 9.6% to 10.4% compared to the 11.5% discount rate used in the original Nalco purchase price allocation. The combined effect of lower discount rates and the updated projections drove an increase in estimated fair value for these reporting units in all cases.

Based on this testing, no adjustment to the carrying value of goodwill was necessary. Additionally, based on the current performance of the company’s operating units, updating the impairment testing during the third quarter of 2012 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

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

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2012 were as follows:

			Int’ l
			Cleaning
	U.S.	U.S.	Sanitizing
	Cleaning &	Other	& Other	Global	Global	Global
(millions)	Sanitizing	Services	Services	Water (b)	Paper (b)	Energy (b)	Total
Goodwill as of December 31, 2011	$543.6	$50.5	$857.3	$1,933.0	$179.3	$2,291.6	$5,855.3
Current year business acquisitions(a)	—	—	17.2	6.1	—	—	23.3
Prior year business acquisitions	—	—	—	24.0	2.2	28.4	54.6
Effect of foreign currency translation	—	—	(38.6)	(0.4)	—	(0.5)	(39.5)
Goodwill as of September 30, 2012	$543.6	$50.5	$835.9	$1,962.7	$181.5	$2,319.5	$5,893.7

(a)          For 2012, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)         The company completed its segment goodwill allocation related to the Nalco merger during the second quarter of 2012. As such, goodwill acquired through the Nalco merger has been disclosed for each legacy Nalco reportable segment beginning in the second quarter of 2012, with disclosure back to year end 2011.

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. The $1.2 billion carrying value of this asset was subject to impairment testing during the second quarter of 2012. Based on this testing, no adjustment to the carrying value was necessary.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets (continued)

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2012 and 2011 was $59.3 million and $13.7 million, respectively. Total amortization expense related to other intangible assets during the nine months ended September 30, 2012 and 2011 was $178.0 million and $39.0 million, respectively. The large increase from 2011 to 2012 is primarily due to the Nalco merger. As of September 30, 2012, future estimated amortization expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2012 (Remainder: three-month period)	$60
2013	236
2014	225
2015	222
2016	217

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Fair Value Measurements (Continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2012
	Carrying	Fair Value Measurements
September 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	9.5	—	9.5	—

Liabilities:
Foreign currency forward contracts	15.8	—	15.8	—
Contingent consideration obligations	24.3	—	—	24.3

	2011
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$0.9	$0.9	$—	$—
Foreign currency forward contracts	10.4	—	10.4	—

Liabilities:
Foreign currency forward contracts	3.3	—	3.3	—
Contingent consideration obligations	25.1	—	—	25.1

Money market funds held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2.

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the nine months ended September 30, 2012 were as follows:

(millions)
Contingent consideration, December 31, 2011	$25.1
Liabilities recognized at acquisition date	2.6
Loss (gain) recognized in earnings	(2.6)
Settlements	(0.7)
Foreign currency translation	(0.1)
Contingent consideration, September 30, 2012	$24.3

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30, 2012		December 31, 2011
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$5,392.5	$6,023.7	$6,619.8	$6,885.3

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

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2012	2011	2012	2011

Derivatives designated as hedging instruments

Foreign currency forward contracts	$0.5	$3.8	$2.4	$1.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	9.0	6.6	13.4	2.1

Total	$9.5	$10.4	$15.8	$3.3

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1,078 million at September 30, 2012, and $586 million at December 31, 2011. The increase from December 31, 2011 is primarily driven by increased hedging activity as a result of the inclusion of Nalco operations in 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                    Derivatives and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2012	2011	2012	2011

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(4.0)	$0.6	$(2.5)	$(5.0)

Interest rate swap contracts	AOCI (equity)	—	(8.9)	—	(16.7)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Sales	$—	$(0.1)	$(0.1)	$(0.3)
	Cost of sales	0.6	(1.6)	1.6	(4.0)
	SG&A	0.2	(0.5)	0.5	(1.4)
		0.8	(2.2)	2.0	(5.7)

Interest rate swap	Interest expense, net	(0.7)	(0.1)	(2.0)	(0.3)
		$0.1	$(2.3)	$—	$(6.0)

Loss recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.3)	$(0.6)	$(0.9)	$(1.4)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                    Derivatives and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2012	2011	2012	2011

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$2.7	$0.2	$1.9	$5.7
	Interest expense, net	(2.3)	(1.2)	(5.8)	(4.0)
		$0.4	$(1.0)	$(3.9)	$1.7

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($377 million as of September 30, 2012) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures.

In the third quarter of 2012, the company entered into a forward contract with a notional amount of euro 100 million and a maturity date in the fourth quarter of 2012 to hedge an additional portion of the company’s net investments in euro functional subsidiaries.

The transaction gains and losses on the euronotes and forward contract, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total transaction gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Transaction gains (losses), net of tax	$(5.9)	$0.5	$19.8	$(27.4)

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

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions. As of September 30, 2012, 15,810,096 shares remained to be repurchased under the company’s repurchase authorization and approximately $279 million remained to be purchased as part of the $1.0 billion program discussed above. The company expects to complete this remaining portion of the $1.0 billion share repurchase program in 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.             Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2012	2011	2012	2011

Net income attributable to Ecolab	$238.0	$154.3	$472.2	$373.8

Weighted-average common shares outstanding
Basic	292.7	231.9	292.0	231.8
Effect of dilutive stock options, units and awards	5.9	4.2	6.3	4.4
Diluted	298.6	236.1	298.3	236.2

Earnings attributable to Ecolab per common share
Basic	$0.81	$0.67	$1.62	$1.61
Diluted	$0.80	$0.65	$1.58	$1.58

Anti-dilutive securities excluded from computation of earnings per share	0.3	2.1	2.6	2.0

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2012	2011	2012	2011	2012	2011
Service cost	$12.6	$11.7	$7.1	$6.0	$1.3	$0.5
Interest cost on benefit obligation	22.3	15.3	11.6	7.2	3.2	2.1
Expected return on plan assets	(31.8)	(24.7)	(10.4)	(5.7)	(0.3)	(0.4)
Recognition of net actuarial loss	11.3	8.0	0.9	1.5	0.1	0.1
Amortization of prior service benefit	(1.0)	(1.1)	(0.1)	—	—	—
	$13.4	$9.2	$9.1	$9.0	$4.3	$2.3

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2012	2011	2012	2011	2012	2011
Service cost	$37.8	$35.1	$21.8	$17.5	$3.9	$1.5
Interest cost on benefit obligation	66.9	45.9	35.4	21.2	9.6	6.3
Expected return on plan assets	(95.4)	(74.1)	(31.6)	(16.9)	(0.9)	(1.2)
Recognition of net actuarial loss	33.9	24.0	2.9	4.3	0.3	0.3
Amortization of prior service benefit	(3.0)	(3.3)	(0.2)	—	—	—
Settlements/curtailments	—	—	0.8	—	—	—
	$40.2	$27.6	$29.1	$26.1	$12.9	$6.9

Based on plan asset values as of December 31, 2011, the company was required to make contributions of $38 million to its Nalco U.S. pension plan during 2012. During the first nine months of 2012, $30 million was funded to the Nalco U.S. pension plan. This funding, coupled with the $150 million voluntary contribution made in April 2012 to the Nalco U.S. pension plan allow for no additional required funding to the plan for the remainder of 2012. In the second quarter of 2011, the company made a $100 million voluntary contribution to its U.S. pension plan.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.               Pension and Postretirement Plans (continued)

During the first nine months of 2012, the company made payments of $8 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $3 million more to such plans during the remainder of 2012.

The company contributed $33 million to its international pension benefit plans during the first nine months of 2012. The company currently estimates that it will contribute approximately $11 million more to the international pension benefit plans during the remainder of 2012.

During the first nine months of 2012, the company made payments of $11 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately $4 million more to such plans during the remainder of 2012.

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Net Sales
U.S. Cleaning & Sanitizing	$774.1	$763.1	$2,243.9	$2,197.0
U.S. Other Services	124.2	119.6	357.1	343.3
Int’l Cleaning, Sanitizing & Other Services	813.5	788.1	2,342.7	2,268.7
Global Water	542.9	—	1,551.2	—
Global Paper	202.4	—	602.2	—
Global Energy	586.6	—	1,671.8	—
Subtotal at fixed currency rates	3,043.7	1,670.8	8,768.9	4,809.0
Effect of foreign currency translation	(20.4)	65.3	24.0	144.2
Consolidated	$3,023.3	$1,736.1	$8,792.9	$4,953.2

Operating Income
U.S. Cleaning & Sanitizing	$183.9	$157.7	$482.6	$412.6
U.S. Other Services	21.6	20.9	53.9	51.5
Int’l Cleaning, Sanitizing & Other Services	96.8	86.1	227.3	199.5
Global Water	69.8	—	167.6	—
Global Paper	23.7	—	60.7	—
Global Energy	94.2	—	257.4	—
Corporate	(87.0)	(33.4)	(357.5)	(89.7)
Subtotal at fixed currency rates	403.0	231.3	892.0	573.9
Effect of foreign currency translation	(1.8)	8.3	1.5	15.7
Consolidated	$401.2	$239.6	$893.5	$589.6

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

Matters Related to Wage Hour Claims

The company is a defendant in seven wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Six of the suits seek certification of a state class of certain Institutional, Pest Elimination or Ecolab Equipment Care (formerly GCS) division associates (the suit involving Pest Elimination associates also seeks nationwide certification of alleged FLSA violations). One of these actions, a federal action alleging various California state law claims, has been certified for class treatment of California Pest Elimination employees on certain of the claims and another, a California state action, has been certified for class treatment of California Institutional employees.  None of the other suits based on state law causes of action or FLSA violations have been certified for class-action status. A seventh suit, in which a settlement has been approved by the federal court, sought certification of a national class of certain independent contractors in the company’s U.S. Other Services segment, as well as the granting of certain employment benefits. The settlement amount is not material. An eighth suit seeking certification of a national class of certain Institutional associates has been filed in federal court, but not yet served.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.               Commitments and Contingencies (Continued)

In August and September 2012, Nalco Company was named, along with other unaffiliated defendants, in Doom v. BP Exploration & Production, et al., Case No. 12-cv-2048 (E.D. La.) and Kolian v. BP Exploration & Production, et al., Case No. 12-cv-2338 (E.D. La.). The complaints generally allege, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants.  The complaints seek unspecified compensatory and punitive damages.

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

On April 18, 2012, BP and the Plaintiffs’ Steering Committee (“PSC”) for MDL 2179 filed motions for preliminary approval of two proposed class action settlements: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement.  Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Energy Services, LP, Nalco Holding Company, Nalco Finance Holdings LLC, Nalco Finance Holdings Inc., Nalco Holdings LLC and Nalco Company.  Potential class members will be permitted to opt-out of the settlements. The opt-out period will close November 1, 2012.

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

Other Related Actions

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

In August 2012, Jambon Supplier, L.L.C. and Jambon Marine Holdings, L.L.C. (“Third-Party Plaintiffs”), petitioners-in-limitation in In re of Jambon Supplier II, L.L.C., et al., Civil Action No. 12-426 (E.D. La.), filed a third-party complaint against Nalco and other, unaffiliated defendants (collectively, “Third-Party Defendants”).  The third-party complaint generally alleges, among other things, that one of Third-Party Plaintiffs’ employees filed a claim against them in the underlying limitation action. In his claim, he alleged that he was exposed to oil and dispersants while working as a crew member aboard Third-Party Plaintiffs’ vessel during the Deepwater Horizon oil spill response. The third-party complaint asserts that if the employee suffered injuries as alleged, the Third-Party Defendants are strictly liable.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.         New Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance on fair value measurements. The updated guidance resulted in common fair value measurement and disclosure requirements between accounting principles generally accepted in the United States of America (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The company adopted this guidance effective January 1, 2012. The adoption did not have a material impact on the disclosures of the company’s consolidated financial information.

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

In July 2012, the FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance discussed above. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. As the company performed its impairment testing on indefinite life intangible assets during the second quarter of 2012, the amended guidance will be applied to the testing performed in 2013. The adoption of this guidance is not expected to have a material impact on the company’s financial statements.

In August 2012, the U.S. Securities and Exchange Commission (the “SEC”) adopted a rule mandated by the Dodd-Frank Act to require companies to publicly disclose their use of conflict minerals that originated in the Democratic Republic of the Congo or an adjoining country. The final rule applies to a company that uses minerals including tantalum, tin, gold or tungsten. The final rule requires companies to provide disclosure on a new form filed with the SEC, with the first specialized disclosure report due on May 31, 2014, for the 2013 calendar year, and annually on May 31 each year thereafter. The company is currently evaluating the impact of adoption.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2012, and the related consolidated statement of income and statement of comprehensive income for the three-month and nine-month periods ended September 30, 2012 and 2011 and the consolidated statement of cash flows for the nine month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

October 30, 2012

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with the (1) unaudited consolidated financial information and related notes included in this Form 10-Q, (2) Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 and (3) the unaudited pro forma condensed combined statement of income for the three months and nine months ended September 30, 2011 and corresponding footnotes (the “Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas”) included as a part of Exhibit 99.1 to Current Report on Form 8-K filed on April 27, 2012. The Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas are herein incorporated by reference.

This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Our results of operations include Nalco since the close of the merger on December 1, 2011. Because Nalco’s operations had such a significant impact on our operations, a comparison of our reported results for the third quarter and nine months ended September 30, 2012 against our reported results for the third quarter and nine months ended September 30, 2011 is not entirely meaningful. In order to provide a meaningful comparison of our results of operations, where applicable (generally net sales through operating income), we have supplemented our historical financial data with discussion and analysis that compares reported and adjusted results for the third quarter and nine months ended September 30, 2012 against the Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas.

The Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas are based on the historical consolidated financial statements and accompanying notes of both Ecolab and Nalco and were prepared to illustrate the effects of our merger with Nalco, assuming the merger had been consummated on January 1, 2010. The Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas also include the movement of certain legacy Ecolab water treatment related businesses from the U.S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services reportable segments to the Global Water reportable segment, which resulted from changes in how we internally manage and report results within our legacy Ecolab Food & Beverage and Asia Pacific operating units. The movement of the water treatment related business did not significantly impact year-over-year comparability; therefore, prior year reported segment information has not been restated to reflect this change.

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

Pro forma data and comparison against applicable reported data included within this MD&A are shown in the following tables. Reconciliations of reported, pro forma, adjusted and pro forma adjusted amounts are provided on pages 45-53 of this report.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Selected Statement of Income lines

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011

Net sales	$3,023.3	$1,736.1	$2,967.3	$8,792.9	$4,953.2	$8,419.6
Cost of sales	1,616.4	877.9	1,604.7	4,839.3	2,509.1	4,547.6
Selling, general and administrative expenses	977.7	595.3	989.2	2,949.1	1,786.5	2,937.5
Special (gains) and charges	28.0	23.3	27.1	111.0	68.0	(63.3)
Operating income	$401.2	$239.6	$346.3	$893.5	$589.6	$997.8

Special (Gains) and Charges

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011

Cost of sales
Restructuring charges	$1.7	$4.5	$4.5	$9.6	$5.3	$5.3
Recognition of Nalco inventory fair value step-up	1.5	—	—	72.7	—	—
Subtotal	3.2	4.5	4.5	82.3	5.3	5.3

Special (gains) and charges
Restructuring charges	20.8	12.6	20.5	73.2	52.8	61.6
Champion acquisition costs	3.8	—	—	3.8	—	—
Nalco merger and integration costs	16.4	10.3	6.2	47.0	10.3	6.2
Gain on sale of businesses	(13.0)	—	—	(13.0)	—	(136.0)
Business structure and optimization	—	0.3	0.3	—	1.2	1.2
Cleantec acquisition integration costs	—	0.1	0.1	—	3.7	3.7

Subtotal	28.0	23.3	27.1	111.0	68.0	(63.3)

Operating (income) expense	$31.2	$27.8	$31.6	$193.3	$73.3	$(58.0)

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Reportable Segments:

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
	Reported	Reported	Pro forma	Reported	Reported	Pro forma
(millions)	2012	2011	2011	2012	2011	2011

Net Sales
U.S. Cleaning & Sanitizing	$774.1	$763.1	$741.8	$2,243.9	$2,197.0	$2,126.7
U.S. Other Services	124.2	119.6	119.6	357.1	343.3	343.3
International Cleaning, Sanitizing & Other Services	813.5	788.1	776.7	2,342.7	2,268.7	2,234.4
Global Water	542.9	—	517.7	1,551.2	—	1,493.7
Global Paper	202.4	—	210.2	602.2	—	609.9
Global Energy	586.6	—	489.6	1,671.8	—	1,367.2
Subtotal at fixed currency rates	3,043.7	1,670.8	2,855.6	8,768.9	4,809.0	8,175.2
Effect of foreign currency translation	(20.4)	65.3	111.7	24.0	144.2	244.4
Consolidated	$3,023.3	$1,736.1	$2,967.3	$8,792.9	$4,953.2	$8,419.6

Operating Income
U.S. Cleaning & Sanitizing	$183.9	$157.7	$161.0	$482.6	$412.6	$421.8
U.S. Other Services	21.6	20.9	20.9	53.9	51.5	51.5
International Cleaning, Sanitizing & Other Services	96.8	86.1	85.1	227.3	199.5	196.0
Global Water	69.8	—	55.8	167.6	—	146.8
Global Paper	23.7	—	20.4	60.7	—	61.0
Global Energy	94.2	—	72.8	257.4	—	194.9
Corporate	(87.0)	(33.4)	(82.5)	(357.5)	(89.7)	(98.4)
Subtotal at fixed currency rates	403.0	231.3	333.5	892.0	573.9	973.6
Effect of foreign currency translation	(1.8)	8.3	12.8	1.5	15.7	24.2
Consolidated	$401.2	$239.6	$346.3	$893.5	$589.6	$997.8

Overview of the Third Quarter Ended September 30, 2012

Reported third quarter 2012 sales increased 74% compared to reported third quarter 2011 sales. Reported third quarter operating income increased 67% compared to reported third quarter 2011 operating income.

As previously discussed, the Nalco merger significantly impacted the comparability of our results of operations from 2011 to 2012. Additionally, both 2012 and 2011 results of operations included special (gains) and charges as well as discrete tax items which impact the year-over-year comparisons.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Third Quarter Ended September 30, 2012 (continued)

Third quarter 2012 reported sales increased 2% when compared against third quarter 2011 pro forma sales, led by strong growth from Global Energy, Latin America and worldwide Kay. Excluding special (gains) and charges from 2012 reported results and from 2011 pro forma results, 2012 adjusted operating income increased 14% when compared to 2011 adjusted pro forma operating income. Excluding special (gains) and charges and discrete tax items, adjusted diluted earnings per share attributable to Ecolab growth was strong at 16% in the third quarter.

Sales Performance

As summarized in the tables on pages 45 and 55:

•                  Reported third quarter 2012 net sales increased 74% to $3.0 billion. Third quarter 2012 reported sales increased 2% when compared to third quarter 2011 pro forma sales. Foreign currency exchange negatively impacted net sales growth during the quarter. Third quarter 2012 fixed currency sales grew 82%, while third quarter 2012 fixed currency sales growth was 7% when compared to third quarter 2011 pro forma fixed currency sales. All other acquisition activity, excluding the Nalco merger, had a minimal impact on sales growth for the quarter.

•                  U.S. Cleaning & Sanitizing third quarter 2012 reported sales increased 1% to $774 million. Third quarter 2012 reported sales increased 4% when compared to third quarter 2011 pro forma sales. Institutional sales increased 3%, Food & Beverage sales grew 3% when compared to 2011 pro forma sales, Kay sales increased 11% and Healthcare sales grew 6%.

•                  U.S. Other Services sales increased 4% to $124 million.

•                  Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% to $814 million for the third quarter. Fixed currency sales increased 5% when compared to 2011 pro forma fixed currency sales. Excluding the impact of acquisitions, third quarter 2012 fixed currency sales rose 4% when compared to 2011 pro forma fixed currency sales. EMEA fixed currency sales increased by 3%. Asia Pacific fixed currency sales increased 4% compared to third quarter 2011 pro forma fixed currency sales. Latin America fixed currency sales growth was 16% for the quarter. Excluding the impact of acquisitions, third quarter 2012 Latin America fixed currency sales rose 11%. When measured at public currency rates, third quarter reported International Cleaning, Sanitizing & Other Services sales decreased 6% against 2011 reported sales and 5% against 2011 pro forma sales.

•                  Global Water, Global Paper and Global Energy had $543 million, $202 million and $587 million of third quarter 2012 fixed currency sales, respectively, which based on the closing date of the merger, compared against no reported sales for those segments in 2011.

•                  Third quarter fixed currency Global Water sales increased 5% when compared against third quarter 2011 pro forma fixed currency sales of $518 million. When measured at public currency exchange rates, third quarter 2012 reported Global Water sales decreased 1% against third quarter 2011 pro forma sales.

•                  Global Paper sales, when measured in fixed rates of currency exchange, decreased 4% when compared against third quarter 2011 pro forma fixed currency sales of $210 million. When measured at public currency rates, Global Paper third quarter 2012 reported sales decreased 8% against third quarter 2011 pro forma sales.

•                  Third quarter fixed currency Global Energy sales increased 20% versus third quarter 2011 pro forma fixed currency sales of $490 million. Third quarter 2012 Global Energy reported sales measured at public currency rates increased 16% against third quarter 2011 pro forma sales.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Third Quarter Ended September 30, 2012 (continued)

Financial Performance

As summarized in the tables on pages 50 through 53:

•                  Reported third quarter 2012 operating income increased 67% to $402 million compared to third quarter 2011 reported operating income of $240 million. Reported third quarter 2012 operating income increased 16% when comparing against third quarter 2011 pro forma operating income of $346 million. Excluding the impact of special (gains) and charges from 2012 reported results and from 2011 pro forma results, 2012 adjusted operating income increased 14% when compared to 2011 adjusted pro forma operating income. Foreign currency had a negative impact on operating income growth, as third quarter adjusted fixed currency operating income increased 19% when compared to 2011 adjusted pro forma fixed currency operating income.

•                  Reported net income attributable to Ecolab increased 54% to $238 million. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted net income attributable to Ecolab increased 46% compared to the prior year’s third quarter.

•                  Reported diluted earnings per share attributable to Ecolab of $0.80 increased 23% compared to the third quarter of 2011. Excluding the impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, adjusted diluted earnings per share attributable to Ecolab increased 16% to $0.87 for the third quarter of 2012 compared to $0.75 in the third quarter of 2011.

•                  Our reported effective income tax rate was 29.0% for the third quarter of 2012 compared to 31.8% for the third quarter of 2011. Excluding the tax rate impact of reported special (gains) and charges and discrete tax items from 2012 and 2011 reported results, our adjusted effective income tax rate was 29.4% and 30.2% for the third quarter of 2012 and 2011, respectively.

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012

Net Sales

	Third Quarter Ended				Nine Months Ended
	September 30%				September 30%
(millions)	2012	2011		Change	2012	2011		Change

Reported GAAP net sales	$3,023.3	$1,736.1		74%	$8,792.9	$4,953.2		78%
Adjustments:
Nalco merger pro-forma adjustment	—	1,231.2			—	3,466.4
Net sales	3,023.3	2,967.3	*	2%	8,792.9	8,419.6	*	4%
Effect of foreign currency translation	20.4	(111.7	)*		(24.0)	(244.4	)*
Fixed currency net sales	$3,043.7	$2,855.6	*	7%	$8,768.9	$8,175.2	*	7%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Net Sales (continued)

The increase in reported net sales for the third quarter and nine months of 2012 is due primarily to the Nalco merger. Reported third quarter 2012 sales increased 2% when compared to third quarter 2011 pro forma sales. For the first nine months of 2012, reported sales increased 4% when compared to the first nine months of 2011 pro forma sales. Foreign currency exchange negatively impacted net sales growth during the quarter and first nine months of 2012. The change components of the period-over-period 2012 reported sales versus 2011 pro forma sales are as follows:

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2012	September 30, 2012

Volume	4%	4%
Price changes	2	2
Acquisitions & divestitures	—	—
Pro forma fixed currency sales increase	7	7
Foreign currency exchange	(5)	(3)
Total pro forma net sales increase	2%	4%

Note: Amounts in the table above do not necessarily sum due to rounding.

Gross Profit Margin

The reported gross profit margin (“gross margin”), defined as the difference between net sales less cost of sales divided by net sales, was 46.5% and 49.4% for the third quarter of 2012 and 2011, respectively. Our reported gross margin for the first nine months of 2012 and 2011 was 45.0% and 49.3%, respectively.

Our reported third quarter 2012 and 2011 and first nine months of 2011 gross margins were not significantly impacted by special (gains) and charges. Our reported first nine months of 2012 reported gross margin was negatively impacted by the recognition of fair value step-up in Nalco inventory of $72.7 million and restructuring charges of $9.6 million, the combination of which reduced our first nine months of 2012 reported gross margin percentage by 0.9 percentage points. The inclusion of Nalco’s business mix in 2012 also negatively impacted our 2012 reported gross margins when comparing against our reported 2011 gross margins.

Excluding the impact of restructuring charges from 2012 and 2011 results and the recognition of fair value step-up in Nalco inventory from 2012 results, our third quarter 2012 adjusted gross margin was 46.6% and our adjusted gross margin for the first nine month of 2012 was 45.9%. These percentages compared against an adjusted pro forma gross margin of 46.1% for both the third quarter of 2011 and first nine months of 2011.

The increase in the third quarter 2012 adjusted gross margin as compared to the third quarter 2011 adjusted gross margin was driven by sales volume and pricing gains which outpaced increased delivered product costs as well as the business mix of increased Global Energy sales. The adjusted gross margin for the first nine months of 2012 was generally consistent with the adjusted pro forma gross margin for the first nine months of 2011.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Selling, General and Administrative Expense

Reported selling, general and administrative (“SG&A”) expense as a percentage of reported net sales were 32.3% for the third quarter of 2012 compared to the reported equivalent of 34.3% in 2011. For the nine month periods, reported SG&A expenses were 33.5% of reported net sales in 2012 and 36.1% of reported net sales in 2011. The inclusion of Nalco’s business mix in 2012 positively impacted our 2012 reported SG&A expense ratio when comparing against our reported 2011 SG&A expense ratio.

As a percentage of reported net sales and pro forma net sales, our reported third quarter 2012 SG&A expense ratio of 32.3% compared against a third quarter 2011 pro forma SG&A expense ratio of 33.3%. For the nine month periods, our 2012 reported SG&A expense ratio of 33.5% compared against a 2011 pro forma SG&A expense ratio of 34.9%.

The decrease in expense percentage during 2012 was driven by leverage from sales gains, along with cost savings efforts including those associated with restructuring actions, which more than offset other cost increases and investments.

Special (Gains) and Charges

Special gains and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2012	2011	2012	2011

Cost of sales
Restructuring charges	$1.7	$4.5	$9.6	$5.3
Recognition of Nalco inventory fair value step-up	1.5	—	72.7	—
Subtotal	3.2	4.5	82.3	5.3

Special (gains) and charges
Restructuring charges	20.8	12.6	73.2	52.8
Champion acquisition costs	3.8	—	3.8	—
Nalco merger and integration costs	16.4	10.3	47.0	10.3
Gain on sale of business	(13.0)	—	(13.0)	—
Business structure and optimization	—	0.3	—	1.2
Cleantec acquisition integration costs	—	0.1	—	3.7
Subtotal	28.0	23.3	111.0	68.0

Operating income subtotal	31.2	27.8	193.3	73.3

Interest expense, net
Debt extinguishment costs	—	—	18.2	—

Net income attributable to noncontrolling interest
Recognition of Nalco inventory fair value step-up	—	—	(4.5)	—

Total special (gains) and charges	$31.2	$27.8	$207.0	$73.3

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Special (Gains) and Charges (continued)

Restructuring charges

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe, the costs of which have not been and are not expected to be significant (collectively, the “2011 Restructuring Plan”). During the third quarter of 2012 and 2011, we recorded restructuring charges of $10.6 million ($6.2 million after tax) or $0.02 per diluted share and $17.1 million ($14.8 million after tax) or $0.06 per diluted share, respectively. During the nine months ended September 30, 2012 and 2011, we recorded restructuring charges of $42.8 million ($31.4 million after tax) or $0.11 per diluted share and $58.1 million ($49.0 million after tax) or $0.21 per diluted share, respectively.

We expect to incur pretax restructuring charges of approximately $150 million ($125 million after tax) under the 2011 Restructuring Plan through the completion of the Plan in 2013. Approximately $70 million ($55 million after tax) of those charges are expected to occur in 2012.

We anticipate that approximately $140 million of the pre-tax charge will represent cash expenditures. The remaining $10 million of the pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Actions under the 2011 Restructuring Plan are expected to result in approximately $120 million in annualized cost savings when fully realized, with approximately $60 million realized in 2012.

In January 2012, following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). As a result of restructuring activities under the Merger Restructuring Plan, we recorded restructuring charges of $12.0 million ($8.6 million after tax) or $0.03 per diluted share and $39.9 million ($28.6 million after tax) or $0.10 per diluted share during the third quarter and nine months ended September 30, 2012, respectively.

We expect that restructuring activities under the Merger Restructuring Plan will be completed by the end of 2013, with total cost through the end of 2013 anticipated to be approximately $180 million ($120 million after tax). Approximately $75 million ($55 million after tax) of those charges are expected to occur in 2012.

We anticipate that approximately $160 million of the total pre-tax restructuring charges will represent cash expenditures. The remaining $20 million of the pretax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

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

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Special (Gains) and Charges (continued)

Non-restructuring special (gains) and charges

As a result of the Nalco merger, we incurred charges of $17.9 million ($11.8 million after tax), or $0.04 per diluted share, and $133.4 million ($98.3 million after tax), or $0.33 per diluted share, during the third quarter and first nine months of 2012, respectively. Nalco merger and integration charges have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income (loss) attributable to noncontrolling interest include the recognition of fair value step-up in Nalco inventory. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

During the third quarter of 2011, we incurred charges of $10.3 million ($8.5 million after tax), or $0.04 per diluted share of Nalco merger costs for advisory and legal fees, as well as integration costs.

In October 2012, the company entered into an agreement to acquire Champion. In connection with the transaction, during the third quarter of 2012, we incurred $3.8 million ($3.3 million after tax), or $0.01 per diluted share related to costs for advisory and legal fees.

During the third quarter of 2012, we received additional payments related to the sale of an investment in a U.S. business, originally sold prior to 2012. The corresponding gain of $13.0 million ($8.1 million after tax), or $0.03 per diluted share was recorded during the third quarter of 2012 in special (gains) and charges.

Pro forma nine months of 2011 special (gains) and charges include the impact of the sale of Nalco’s personal care products business and its marine chemicals business, which resulted in a gain of $136.0 million.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Operating Income

	Third Quarter Ended				Nine Months Ended
	September 30%				September 30%
(millions)	2012	2011		Change	2012	2011		Change

Reported GAAP operating income	$401.2	$239.6		67%	$893.5	$589.6		52%
Adjustments:
Nalco merger pro forma adjustment	—	106.7			—	408.2
Operating income	401.2	346.3	*	16%	893.5	997.8	*	(10)%
Adjustments:
Special (gains) and charges	31.2	31.6	*		193.3	(58.0	)*
Non-GAAP adjusted operating income	432.4	377.9	*	14%	1,086.8	939.8	*	16%
Effect of foreign currency translation	1.8	(12.8	)*		(1.5)	(24.2	)*
Non-GAAP adjusted fixed currency operating income	$434.2	$365.1	*	19%	$1,085.3	$915.6	*	19%

*Amounts represent the pro forma equivalent to the 2012 amounts presented.

Reported operating income increased 67% in the third quarter of 2012 compared to third quarter 2011 reported operating income. Reported operating income for the first nine months of 2012 increased 52% compared to reported operating income for the same period of 2011.

Our third quarter 2012 reported operating income increased 16% when compared against third quarter 2011 pro forma operating income. Reported operating income for the first nine months of 2012 decreased 10% compared to pro forma operating income for the same period of 2011.

Our 2012 reported operating income and 2011 pro forma operating income were both impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2012 reported and 2011 pro forma results, third quarter 2012 adjusted operating income increased 14% when compared against third quarter 2011 adjusted pro forma operating income, and adjusted operating income for the first nine months of 2012 increased 16% when compared against adjusted pro forma operating income for the first nine months of 2011.

Foreign currency had a negative impact on operating income growth as shown in the previous table. The 2012 adjusted fixed currency operating income increase as compared to 2011 adjusted pro forma fixed currency operating income was driven by sales volume gains, pricing and cost savings, which more than offset higher delivered product costs and investments in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

Reported GAAP net interest expense	$64.2	$13.2	386%	$214.2	$39.8	438%
Adjustments:
Special (gains) and charges	—	—		18.2	—
Non-GAAP adjusted net interest expense	$64.2	$13.2	386%	$196.0	$39.8	392%

Reported net interest expense totaled $64.2 million in the third quarter of 2012, compared with $13.2 million in the third quarter of 2011. Reported net interest expense for the first nine months of 2012 and 2011 was $214.2 million and $39.8 million, respectively.

Special (gains) and charges reported within net interest expense during the first nine months of 2012 included a net loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger. No special (gains) and charges were reported within net interest expense in the third quarter of 2012 or during the first nine months of 2011.

Both reported and adjusted net interest expense increased during 2012, due primarily to debt issued to fund the cash portion of the Nalco merger consideration, the repayment of Nalco debt and share repurchases.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2012	2011	2012	2011
Reported tax rate	29.0%	31.8%	31.3%	31.9%
Tax rate impact of:
Special gains and charges	0.1	(1.9)	(1.5)	(1.9)
Discrete tax net benefits	0.3	0.3	0.3	0.2
Non-GAAP adjusted effective tax rate	29.4%	30.2%	30.1%	30.2%

The reported tax rate for the third quarter of 2012 was 29.0% compared to a reported tax rate of 31.8% for the third quarter of 2011. The reported tax rate for the first nine months of 2012 was 31.3% compared to a reported tax rate of 31.9% for the first nine months of 2011.

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

Our third quarter 2012 reported tax expense includes $9.6 million of net tax benefits on special gains and charges and $0.9 million of discrete tax net benefits. For the first nine months of 2012, our reported tax expense includes $53.6 million of net tax benefits on special gains and charges and $2.1 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

The third quarter 2012 discrete tax net benefits are driven primarily by net benefits related to recognizing adjustments from filing our 2011 U.S. federal tax return as well as a release of a valuation allowance related to a capital loss carryforward, partially offset by the remeasurement of certain deferred tax assets and liabilities resulting from changes in local country tax rates. Discrete taxes for the first nine months of 2012 were also impacted by state and foreign country audit settlements and adjustments, along with the remeasurement of certain deferred tax assets and liabilities resulting from a changes local country tax rates and changing tax jurisdictions.

Our third quarter 2011 reported tax expense includes $4.1 million of net tax benefits on special gains and charges and $0.8 million of discrete tax net benefits. For the first nine months of 2011, our reported tax expense includes $11.7 million of net tax benefits on special gains and charges and $1.2 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

The discrete tax items for the third quarter of 2011 were made up of a number of small items and primarily include net benefits related to recognizing adjustments from filing our 2010 U.S. federal and other International income tax returns, as well as recognizing settlements and adjustments related to our 1999 through 2001 U.S. income tax returns. The discrete tax benefits for the nine month period of 2011 also include benefits from prior year state refund claims and benefits from recognizing settlements and adjustments related to our 2007 through 2008 U.S. income tax returns, partially offset by the remeasurement of our U.S. deferred tax assets due to the impact of a change in our blended state tax rate.

The 2012 adjusted effective tax rate of 30.1% was generally consistent with the 2011 adjusted effective tax rate of 30.2%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2012 (continued)

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

Reported GAAP net income	$238.0	$154.3	54%	$472.2	$373.8	26%
Adjustments:
Special (gains) and charges, net of tax	21.6	23.7		153.4	61.6
Discrete tax net benefits	(0.9)	(0.8)		(2.1)	(1.2)
Non-GAAP adjusted net income	$258.7	$177.2	46%	$623.5	$434.2	44%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2012	2011	Change	2012	2011	Change

Reported GAAP diluted EPS	$0.80	$0.65	23%	$1.58	$1.58	—
Adjustments:
Special (gains) and charges	0.07	0.10		0.51	0.26
Discrete tax net benefits	(0.00)	(0.00)		(0.01)	(0.01)
Non-GAAP adjusted diluted EPS	$0.87	$0.75	16%	$2.09	$1.84	14%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.03 per share on diluted earnings per share for the third quarter of 2012 compared to 2011. Currency translation had an unfavorable impact of approximately $0.05 per share on diluted earnings per share for the first nine months of 2012 compared to 2011.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Sales by Reportable Segment

Reported sales for the third quarter and nine months of 2012 and 2011 for each of our reportable segments were as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$774.1	$763.1	1%	$2,243.9	$2,197.0	2%
U.S. Other Services	124.2	119.6	4	357.1	343.3	4
Int’l Cleaning, Sanitizing & Other Services	813.5	788.1	3	2,342.7	2,268.7	3
Global Water	542.9	—		1,551.2	—
Global Paper	202.4	—		602.2	—
Global Energy	586.6	—		1,671.8	—
Subtotal at fixed currency rates	3,043.7	1,670.8	82	8,768.9	4,809.0	82
Effect of foreign currency translation	(20.4)	65.3		24.0	144.2
Consolidated	$3,023.3	$1,736.1	74%	$8,792.9	$4,953.2	78%

Reported sales for the third quarter and nine months of 2012 and pro forma sales, including Nalco’s results and reclassification of certain water treatment related businesses, for the third quarter and nine months of 2011 for each of our reportable segments were as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$774.1	$741.8	4%	$2,243.9	$2,126.7	6%
U.S. Other Services	124.2	119.6	4	357.1	343.3	4
Int’l Cleaning, Sanitizing & Other Services	813.5	776.7	5	2,342.7	2,234.4	5
Global Water	542.9	517.7	5	1,551.2	1,493.7	4
Global Paper	202.4	210.2	(4)	602.2	609.9	(1)
Global Energy	586.6	489.6	20	1,671.8	1,367.2	22
Subtotal at fixed currency rates	3,043.7	2,855.6	7	8,768.9	8,175.2	7
Effect of foreign currency translation	(20.4)	111.7		24.0	244.4
Consolidated	$3,023.3	$2,967.3	2%	$8,792.9	$8,419.6	4%

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

U.S. Cleaning & Sanitizing

Reported U.S. Cleaning & Sanitizing sales increased 1% in the third quarter and 2% for the first nine months of 2012. Third quarter 2012 reported sales increased 4% when compared to third quarter 2011 pro forma sales. Reported sales for the first nine months of 2012 increased 6% when compared to pro forma sales for the first nine months of 2011. Excluding the impact of acquisitions from all periods, third quarter 2012 sales growth was not impacted when compared to 2011 pro forma results while sales for the first nine months of 2012 increased 5% when compared to 2011 pro forma results.

Sales for our larger U.S. Cleaning & Sanitizing operating units were as follows:

•                  Institutional — Reported sales increased 3% for the third quarter and 4% for the first nine months of 2012. Sales initiatives, targeting new accounts and effective product and service programs continued to lead our results. Period-over-period sales growth continued to be negatively impacted by reductions in distributor inventories. Demand from our lodging customers continued to show modest growth, while overall foot traffic at our foodservice customers remained soft.

•                  Food & Beverage — Reported sales in the third quarter of 2012 increased 3% compared to third quarter 2011 pro forma sales, while sales for the first nine months of 2012 increased 5% compared to pro forma sales for the similar period of 2011. Good sales gains in the agri and food markets were offset by soft sales in the beverage market. Food & Beverage continues to remain focused on pricing and new product penetration.

•                  Kay — Reported sales increased 11% and 8% for the third quarter and first nine months of 2012, respectively. The increase was led by double-digit growth from our food retail business which benefited from new accounts, and solid results from our quick service business.

•                  Healthcare — Reported sales increased 6% for the third quarter and 11% for the first nine months of 2012. Excluding the impact of acquisitions, third quarter sales growth was not impacted, while sales growth was 6% for the first nine months of 2012. Sales growth from surgical drapes was partially offset by soft U.S. health care market trends.

U.S. Other Services

U.S. Other Services sales increased 4% for both the third quarter and first nine months of 2012. Sales for our U.S. Other Services operating units were as follows:

•                  Pest Elimination — Sales grew 4% for both the third quarter and first nine months of 2012. Gains in the food & beverage and healthcare segments and improved results in the foodservice segment led the growth. Contract sales had modest growth compared to the prior year, while non-contract sales growth was strong.

•                  Equipment Care — Sales increased 3% and 4% for the third quarter and first nine months of 2012, respectively. Service and installed parts sales increased, benefiting from new accounts and pricing gains. Direct parts sales decreased compared to results from 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

International Cleaning, Sanitizing & Other Services

Fixed currency sales for our International Cleaning, Sanitizing & Other Services segment increased 3% for both the third quarter and first nine months of 2012, respectively, compared to fixed currency sales for the similar periods of 2011. Third quarter 2012 fixed currency sales increased 5% when compared to third quarter 2011 pro forma fixed currency sales. For the first nine months of 2012, fixed currency sales also increased 5% when compared to pro forma fixed currency sales for the first nine months of 2011. Excluding the impact of acquisitions from all periods, third quarter 2012 fixed currency sales rose 4% when compared to 2011 pro forma fixed currency results, while fixed currency sales for the first nine months of 2012 also increased 4% when compared to 2011 pro forma fixed currency results.

Fixed currency sales changes for our International Cleaning, Sanitizing & Other Services operating units were as follows:

•                  EMEA — Sales increased 3% for both the third quarter and first nine months of 2012. Continued good sales growth in the UK, Germany, Italy and MEA as well as improved sales in France led the increase. From a divisional perspective, Healthcare had strong growth, Food & Beverage showed solid results and Institutional sales were flat to the prior year periods.

•                  Asia Pacific — Sales in the third quarter of 2012 increased 4% compared to third quarter 2011 pro forma sales, while sales for the first nine months of 2012 increased 5% compared to pro forma sales for the similar period of 2011. Sales growth was driven primarily by increases in China, with modest gains in Japan, Australia and New Zealand. From a divisional perspective, both Institutional and Food & Beverage continued to show good growth.

•                  Latin America — Sales increased 16% and 18% for the third quarter and first nine months of 2012, respectively. Excluding the impact of acquisitions, sales increased 11% for the third quarter of 2012 and 13% for the first nine months of 2012. At a country level, Brazil, Chile and Mexico all continued to produce double-digit sales growth. Sales growth in our Institutional, Food & Beverage and Pest businesses all continued to be strong.

•                  Canada — Sales increased 6% for the third quarter and 7% for the first nine months of 2012. Continued solid performances in Food & Beverage and Institutional led to the sales increase.

When measured at public currency rates, third quarter 2012 reported International Cleaning, Sanitizing & Other Services sales decreased 6% against reported sales from 2011 and 5% against pro forma sales from 2011. For the first nine months of 2012, reported public currency rate International Cleaning, Sanitizing & Other Services sales decreased 2% compared to reported sales from 2011 and decreased 1% against pro forma sales from 2011.

Global Water

Global Water had $543 million and $1,551 million of fixed currency sales in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

Third quarter 2012 Global Water fixed currency sales increased 5% compared to third quarter 2011 pro forma fixed currency sales of $518 million. For the first nine months of 2012, Global Water fixed currency sales increased 4% compared to pro forma fixed currency sales of $1,494 million from the first nine months of 2011. Acquisitions and divestitures did not have a significant impact when comparing 2012 fixed currency sales against 2011 pro forma fixed currency results.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for 2011, growth was led by increases in the food & beverage, power and mining businesses. Year to date 2011 pro forma sales also benefited from a from a wastewater project sale, impacting comparison against the current period. At a regional level, sales growth in the U.S., Latin America and Asia Pacific offset lower sales in EMEA, which continues to reflect the weak economic conditions in that region.

When measured at public currency exchange rates, third quarter 2012 reported Global Water sales decreased 1% when compared to third quarter 2011 pro forma sales. For the first nine months of 2012, reported public currency rate Global Water sales were flat against 2011 pro forma sales.

Global Paper

Global Paper had $202 million and $602 million of fixed currency sales in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

Global Paper third quarter sales, when measured in fixed rates of currency exchange, decreased 4% when compared against third quarter 2011 pro forma fixed currency sales of $210 million. For the first nine months of 2012, Global Paper fixed currency sales decreased 1% compared to pro forma fixed currency sales of $610 million from the first nine months of 2011.

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for 2011, the decrease was driven by lower customer plant utilization and down time, as well as the strategic elimination of certain low margin business. From a regional perspective, modest growth in Latin America and EMEA was more than offset by sales declines in the U.S. and Asia Pacific.

When measured at public currency exchange rates, third quarter 2012 reported Global Paper sales decreased 8% against third quarter 2011 pro forma sales. For the first nine months of 2012, reported public currency rate Global Paper sales decreased 4% when compared to 2011 pro forma sales.

Global Energy

Global Energy had $587 million and $1,672 million of fixed currency sales in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported sales in 2011.

When measured in fixed rates of currency exchange, third quarter Global Energy sales increased 20% versus third quarter 2011 pro forma fixed currency sales of $490 million. For the first nine months of 2012, Global Energy fixed currency sales increased 22% compared to pro forma fixed currency sales of $1,367 million from the first nine months of 2011.

When comparing fixed currency sales for 2012 against pro forma fixed currency sales for 2011, the increase in sales reflected continued strong volume growth in our upstream business resulting from good market conditions, share gains and continued focus on high growth energy sources. We saw strong growth in deepwater and shale accounts, and we continued to see market share gains in our downstream business in the Middle East, Asia Pacific and Latin America regions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

When measured at public currency exchange rates, third quarter 2012 reported Global Energy sales increased 16% against third quarter 2011 pro forma sales. For the first nine months of 2012, reported public currency rate Global Energy sales increased 20% when compared to 2011 pro forma sales.

Operating Income by Reportable Segment

Reported operating income for the third quarter and first nine months of 2012 and 2011 for each of our reportable segments was as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$183.9	$157.7	17%	$482.6	$412.6	17%
U.S. Other Services	21.6	20.9	3	53.9	51.5	5
Int’l Cleaning, Sanitizing & Other Services	96.8	86.1	12	227.3	199.5	14
Global Water	69.8	—		167.6	—
Global Paper	23.7	—		60.7	—
Global Energy	94.2	—		257.4	—
Corporate	(87.0)	(33.4)		(357.5)	(89.7)
Subtotal at fixed currency rates	403.0	231.3	74	892.0	573.9	55
Effect of foreign currency translation	(1.8)	8.3		1.5	15.7
Consolidated	$401.2	$239.6	67%	$893.5	$589.6	52%

Reported operating income for the third quarter and first nine months of 2012 and pro forma operating income, including Nalco’s results and reclassification of certain water treatment related businesses, for the third quarter and first nine months of 2011 for each of our reportable segments was as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2012	2011	Change	2012	2011	Change

U.S. Cleaning & Sanitizing	$183.9	$161.0	14%	$482.6	$421.8	14%
U.S. Other Services	21.6	20.9	3	53.9	51.5	5
Int’l Cleaning, Sanitizing & Other Services	96.8	85.1	14	227.3	196.0	16
Global Water	69.8	55.8	25	167.6	146.8	14
Global Paper	23.7	20.4	16	60.7	61.0	—
Global Energy	94.2	72.8	29	257.4	194.9	32
Corporate	(87.0)	(82.5)		(357.5)	(98.4)
Subtotal at fixed currency rates	403.0	333.5	21	892.0	973.6	(8)
Effect of foreign currency translation	(1.8)	12.8		1.5	24.2
Consolidated	$401.2	$346.3	16%	$893.5	$997.8	(10)%

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

U.S. Cleaning & Sanitizing

Reported U.S. Cleaning & Sanitizing operating income increased 17% for both the third quarter and first nine months of 2012 compared to the prior periods in 2011. Third quarter 2012 reported operating income increased 14% when compared to third quarter 2011 pro forma operating income. Reported operating income for the first nine months of 2012 also increased 14% when compared to pro forma operating income for the first nine months of 2011. Excluding the impact of acquisitions from all periods, third quarter 2012 operating income was not impacted when compared to 2011 pro forma results while operating income for the first nine months of 2012 increased 13% when compared to 2011 pro forma operating income.

The increase in operating income was driven by sales volume, pricing gains and cost savings, which more than offset delivered product cost increases.

U.S. Other Services

U.S. Other Services operating income increased 3% and 5% for the third quarter and first nine months of 2012, respectively.

The increase in operating income was driven primarily by pricing gains and sales volumes, which more than offset increased delivered product costs.

International Cleaning, Sanitizing & Other Services

International Cleaning, Sanitizing & Other Services operating income at fixed currency rates increased 12% and 14% for the third quarter and first nine months of 2012, respectively, when compared to fixed currency operating income for the same periods of 2011. Third quarter 2012 fixed currency operating income increased 14% when compared to third quarter 2011 pro forma fixed currency operating income. For the first nine months of 2012, fixed currency operating income increased 16% when compared to pro forma fixed currency operating income for the first nine months of 2011. Acquisitions did not have a significant impact on operating income growth for either the third quarter or nine month periods.

Operating income growth was driven by sales volume and pricing gains as well as savings from our 2011 Restructuring Plan, which more than offset higher delivered product costs, continued investments in the business and other costs.

When measured at public currency rates, third quarter 2012 International Cleaning, Sanitizing & Other Services reported operating income increased 2% against reported operating income for the third quarter of 2011 and 3% against pro forma operating income for the third quarter of 2011. For the first nine months of 2012, International Cleaning, Sanitizing & Other Services reported operating income increased 6% compared to reported operating income for the first nine months of 2011 and 8% compared to pro forma operating income for the first nine months of 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

Global Water

Global Water had $70 million and $168 million of fixed currency operating income in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

Third quarter 2012 Global Water fixed currency operating income increased 25% compared to third quarter 2011 pro forma fixed currency operating income of $56 million. For the first nine months of 2012, Global Water fixed currency operating income increased 14% compared to pro forma fixed currency operating income of $147 million for the first nine months of 2011. Excluding the impact of acquisitions and divestitures from all periods, third quarter 2012 fixed currency operating income increased 25% when compared to 2011 pro forma fixed currency operating income while fixed currency operating income for the first nine months of 2012 increased 18% when compared to 2011 pro forma fixed currency operating income.

When comparing fixed currency results for 2012 against pro forma fixed currency results for 2011, operating income growth was driven primarily by pricing gains. These gains, coupled with volume gains, more than offset higher delivered product and other costs.

When measured at public currency exchange rates, third quarter 2012 Global Water reported operating income increased 21% compared to third quarter 2011 pro forma operating income. For the first nine months of 2012, Global Water reported operating income increased 12% versus pro forma operating income for the first nine months of 2011.

Global Paper

Global Paper had $24 million and $61 million of fixed currency operating income in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

Global Paper third quarter operating income, when measured in fixed rates of currency exchange, increased 16% when compared against third quarter 2011 pro forma fixed currency operating income of $20 million. For the first nine months of 2012, Global Paper fixed currency operating income was flat compared to pro forma fixed currency operating income of $61 million for the first nine months of 2011.

When comparing fixed currency results for 2012 against pro forma fixed currency results for 2011, pricing gains and cost savings offset decreased sales volumes. Third quarter 2011 pro forma operating income included an unusually large bad debt expense. Adjusted for that charge, third quarter 2012 fixed currency operating income increased 5% compared to third quarter 2011 pro forma fixed currency operating income.

When measured at public currency exchange rates, third quarter 2012 Global Paper reported operating income increased 11% compared to third quarter 2011 pro forma operating income. For the first nine months of 2012, Global Paper reported operating income decreased 3% versus pro forma operating income for the first nine months of 2011.

Global Energy

Global Energy had $94 million and $257 million of fixed currency operating income in the third quarter and first nine months of 2012, respectively, which based on the closing date of the merger, compared against no reported operating income in 2011.

When measured in fixed rates of currency exchange, third quarter Global Energy operating income increased 29% versus third quarter 2011 pro forma fixed currency operating income of $73 million. For the first nine months of 2012, Global Energy fixed currency operating income increased 32% compared to pro forma fixed currency operating income of $195 million for the first nine months of 2011.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Results (Continued)

When comparing fixed currency results for 2012 against pro forma results for 2011, operating income growth was driven by continued strong sales volume gains and pricing gains, which more than offset higher delivered product costs and investments in the business.

When measured at public currency exchange rates, third quarter 2012 Global Energy reported operating income increased 24% compared to third quarter 2011 pro forma operating income. For the first nine months of 2012, Global Energy reported operating increased 29% versus pro forma operating income for the first nine months of 2011.

Corporate

Consistent with our internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger intangible assets, merger integration costs and investments we are making in business systems and structure.

The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within reported special (gains) and charges are shown in the table on page 47, and items included in pro forma special (gains) and charges are shown in the table on page 42.

Financial Position and Liquidity

Total assets were $16.7 billion as of September 30, 2012, compared to total assets of $18.2 billion at December 31, 2011. The decrease is primarily due to a reduction in cash, related to the redemption of $1.7 billion of Nalco’s senior notes in January 2012. The negative impact of foreign currency exchange rates on the value of our international assets was offset by the increase of assets through general business activities. Acquisitions during the first nine months of 2012 did not have a significant impact on our total assets.

Total debt was $6.0 billion as of September 30, 2012 and $7.6 billion as of December 31, 2011. The ratio of total debt to capitalization (total equity plus total debt) decreased to 50% at September 30, 2012 compared to 57% at December 31, 2011, reflecting the redemption of $1.7 billion of Nalco’s senior notes in January 2012. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash provided by operating activities totaled $721 million for the first nine months of 2012 compared to $541 million in 2011. Year-over-year comparability was favorably impacted by increased income, which was partially offset by larger pension and postretirement plan contributions in 2012 as compared to 2011 and increased cash payments made in 2012 as part of our ongoing restructuring plans. The year-over-year cash flow impact from accounts receivable was driven by higher sales volumes and timing of collections. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, investments in the business, acquisitions and pension obligations and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $415 million in 2012 compared to $552 million in 2011. Cash paid for acquisitions decreased in 2012 as current year acquisitions included Esoform, InsetCenter and Econ Indústria e Comércio de Produtos de Higiene e Limpeza whereas 2011 included the acquisitions of the Cleantec business of Campbell Brothers Ltd. and O.R. Solutions, Inc., which by comparison were larger. See Note 3 for further information on our business acquisition activity. Increases in capital expenditures compared to the prior year were due primarily to investments in Nalco business units.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash used for financing activities in 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. Partially offsetting the debt repayment, we issued $500 million of senior notes in a public debt offering in August 2012. Net repayments of commercial paper and notes payable led to a decrease of $390 million during 2012. Current year financing activities also included dividend payments, which increased when compared to 2011 due to a larger number of shares outstanding as a result of the Nalco merger as well as an increase in the dividend rate. During the first nine months of 2012, we repurchased 2.7 million shares for approximately $161 million under our share repurchase program. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in 2012.

Cash used for financing activities in 2011 included an increase of $297 million related to net issuances of commercial paper and notes payable which was more than offset by the scheduled repayment of $150 million of long-term debt, the repurchase of 2.4 million shares of our common stock for approximately $120 million under our share repurchase program and dividend payments.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2011 disclosed total notes payable and long-term debt due within one year of $1.0 billion. As of September 30, 2012, the total notes payable and long-term debt due within one year has decreased to $631 million. The decrease from year end is primarily due to a decrease in our outstanding U.S. commercial paper. Our gross liability for uncertain tax positions was $97 million as of September 30, 2012 and $90 million as of December 31, 2011. The increase in the liability balance was due primarily to adjustments to foreign audit reserves made as part of Nalco purchase price allocations. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions (including the Champion acquisition) and pension contributions with cash from operating activities, cash reserves and new short-term and/or long-term borrowings.

As of September 30, 2012, we had $324 million of cash and cash equivalents on hand, of which $289 million were held outside of the U.S. We continue to expect our operating cash flow to remain strong.

As of September 30, 2012 we had a $1.5 billion multi-year credit facility, which expires in September 2016. In August 2012, we replaced our existing $1.0 billion 364 day credit facility (which in April 2012 had been reduced from $2.0 billion to $1.0 billion) with a $500 million 364 day credit facility, which expires in August 2013. Both the $1.5 billion and $500 million credit facilities have been established with a diverse portfolio of banks. There were no borrowings under the credit facilities as of September 30, 2012 or December 31, 2011.

The credit facilities support our U.S. commercial paper program, which was reduced to $2.0 billion subsequent to the replacement of our 364 day credit facility discussed above, and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of September 30, 2012, we had $560 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.5%, and no amounts outstanding under our European commercial paper program. As of September 30, 2012, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment

Venezuela Foreign Currency Translation

Venezuela is a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings. The impact of applying highly inflationary accounting for Venezuela on our consolidated financial statements is dependent upon movements in the official exchange rate between the Venezuelan bolivar fuerte and the U.S. dollar and the amount of net monetary assets and liabilities included in our subsidiary’s balance sheet, which was approximately $65 million at September 30, 2012.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any potential future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government under the recently passed law aimed at controlling market prices. Through the first nine months of 2012, sales in Venezuela represented approximately 1% of our consolidated net sales.

European Economy

The current economic conditions in several European countries (particularly Italy, Spain, Portugal, Greece and Ireland) have continued to deteriorate. Further weakening of the European economy may cause an additional drop in the value of the European currencies, including the Euro. One potential extreme outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the Euro entirely. The potential dissolution of the Euro, or market perceptions concerning this and related issues, could adversely affect the value of our Euro-denominated assets and obligations and impact our future results of operations. Through the first nine months of 2012, sales in the five European countries listed above represented approximately 4% of our consolidated net sales.

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

Subsequent Events

Acquisitions

In September 2012, subsequent to our fiscal quarter end for international operations, we announced we had agreed to acquire Mexico-based Quimiproductos S.A. de C.V., a wholly-owned subsidiary of Fomento Economico Mexicano, S.A.B. de C.V. Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Central and South America. Annual sales of the business to be acquired are approximately $35 million. Completion of the transaction is subject to regulatory clearance and other customary closing conditions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events (continued)

In October 2012, we entered into an agreement and plan of merger under which we have agreed to acquire Champion. Based in Houston, Texas, Champion is a global energy specialty products and services company delivering product and service-based offerings to the oil and gas industry. Champion sales were approximately $1.2 billion in 2011. Subject to certain adjustments set out in the merger agreement, total consideration is expected to be approximately $2.2 billion, paid through a mix of approximately 75% cash and 25% Ecolab stock. In connection with the agreement, Ecolab will deposit $100 million of the consideration in an escrow account to satisfy adjustments to the consideration or indemnification obligations of Champion for up to two years following the effective date of the transaction.

Financing for this transaction is expected to initially be met through a combination of term loan funding and our U.S. commercial paper program. We anticipate terming out a portion of the short-term borrowings through the issuance of publicly or privately held debt securities. Further details related to our financing and liquidity are included in the Financial Position and Liquidity section of this MD&A.

The transaction is expected to close in the fourth quarter of 2012, subject to regulatory clearance and other customary closing conditions.

Dispositions

In October 2012, we entered into an agreement to sell our Vehicle Care business. Vehicle Care sales were approximately $65 million in 2011, the majority of which were within our U.S. Cleaning & Sanitizing reportable segment. Subject to the terms of the agreement, total consideration is expected to be approximately $120 million. Based on our current assessment, we expect to recognize a gain of approximately $75 million (approximately $45 million after tax), or approximately $0.15 per diluted share. The transaction is expected to close in the fourth quarter, subject to regulatory clearance and other customary closing conditions.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures (and the third quarter and nine months of 2011 pro forma equivalent for each) eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (Continued)

In order to provide a meaningful comparison of our results of operations, where applicable, we have supplemented our historical financial data with discussion and analysis that compares reported and adjusted results for the third quarter and nine months ended September 30, 2012 against the Third Quarter and Nine Months ended September 30, 2011 Merger Pro Formas. The unaudited pro forma results are based on the historical consolidated results of operations of both Ecolab and Nalco and were prepared to illustrate the effects of our merger with Nalco, assuming the merger had been consummated on January 1, 2010. The unaudited pro forma and adjusted pro forma results are not necessarily indicative of the results of operations that would have actually occurred had the merger been completed as of the date indicated, nor are they indicative of future operating results of the combined company.

These measures are not in accordance with, or an alternative to, GAAP and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 45-53.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our Merger Restructuring Plan, 2011 Restructuring Plan and other restructuring initiatives; closing of the Champion acquisition; purchase price allocations; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential devaluation of Venezuelan currency; continued European economic uncertainty including euro currency issues; future cash flow; cash requirements; and sources of funding and nonperformance of financial counterparties.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 25.

Item 4.  Controls and Procedures

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Note 13, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 34, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission (“SEC”) on August 2, 2012, we updated under Item 1A important factors originally set out in our report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 28, 2012, which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 68 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factor disclosures.

The proposed acquisition of Champion Technologies may present certain risks to the business and operations of Ecolab and to the combined company following the acquisition.

On October 11, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Ecolab, OFC Technologies Corp., a Texas corporation and a wholly-owned subsidiary of Ecolab (“Merger Sub”), and Permian Mud Service, Inc., a Texas corporation (“Permian”).  Permian is the parent company of Champion Technologies, Inc. and Corsicana Technologies, Inc. (together with Permian, “Champion”).  Pursuant to the Merger Agreement, which has been approved by the Boards of Directors of each of Ecolab and Permian, we will acquire Champion by way of a merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the acquisition, the shares of common stock of Permian issued and outstanding immediately prior to the effective time (other than shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive merger consideration of approximately $2.2 billion, subject to customary adjustments for cash, debt and working capital and certain additional adjustments as set out in the Merger Agreement. Subject to certain adjustments, the merger consideration will be paid approximately 75% in cash and 25% in shares of Ecolab common stock. Additionally, if the merger closes after December 31, 2012, except under limited circumstances, Ecolab will be required to pay to the Permian stockholders an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental federal tax on the merger consideration as a result of increases in applicable capital gains and investment taxes after December 31, 2012.

The consummation of the Merger is subject to the satisfaction or waiver of closing conditions applicable to both Ecolab and Permian, including, among others, (i) with respect to both parties’ obligations, the receipt of required regulatory approvals, and (ii) with respect to Ecolab’s obligations, (A) the adoption of the Merger Agreement by at least 90% of the Permian stockholders and (B) the aggregate number of dissenting shares shall not exceed 5% of the outstanding Permian shares. Permian stockholders holding over two-thirds of the outstanding Permian shares have executed and delivered to Ecolab voting agreements under which they have agreed to vote in favor of the Merger.

Risk Factors (continued)

The proposed acquisition presents certain risks to Ecolab’s business and operations, including, among other things, risks that:

•                  the regulatory approvals or clearances required for the acquisition may not be obtained, or that required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on the company or cause the company to abandon the transaction;

•                  the conditions to the closing of the acquisition may not be satisfied;

•                  a material adverse change, event or occurrence may affect the company or Champion prior to the closing of the Merger and may delay the acquisition or cause the company to abandon the transaction;

In addition, certain risks may continue to exist after the closing of the acquisition, including, among other things, risks that:

•                  problems that may arise in successfully integrating the businesses of the company and Champion, which may result in the combined business not operating as effectively and efficiently as expected;

•                  the possibility that the acquisition may involve unexpected costs, unexpected liabilities or unexpected delays;

•                  the risk that the credit ratings of the company may be different from what the company currently expects;

•                  the risk that the businesses of the company or Champion may suffer as a result of uncertainty surrounding the Merger; and

•                  the risk that disruptions from the transaction will harm relationships with customers, employees and suppliers.

Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of the company, the acquired companies and the combined business.

We expect to incur significant expenses in connection with our proposed acquisition of Champion, including professional fees and other fees, costs and expenses.  If the Merger Agreement is terminated under certain circumstances, we may be required to pay Champion a termination fee of $100 million.  We also expect to incur significant integration and restructuring fees and costs following completion of the acquisition.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1 - 31, 2012	9,893	$67.3840	0	15,810,096
August 1-31, 2012	22,825	$65.8239	0	15,810,096
September 1-30, 2012	45	$64.1200	0	15,810,096
Total	32,763	$66.2926	0	15,810,096

(1)                   Represents shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations of which approximately $279 million of shares remained as of September 30, 2012 to be purchased.  Ecolab expects to complete the remaining portion of its announced $1 billion share repurchase program in 2013. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 6.                                                         Exhibits

(a) The following documents are filed as exhibits to this report:

(2.1)

Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.1) of our Form 8-K filed October 12, 2012.

(4.1)

Third Supplemental Indenture, dated as of August 9, 2012, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee.

(4.2)	Form of 1.000% Note due August 9, 2015 (included in Exhibit (4.1) above).

(10.1)

$500 million 364-Day Revolving Credit Facility, dated as of August 10, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents. — Incorporated by reference to Exhibit (10.1) of our Form 8-K filed on August 10, 2012.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(99.1)

Exhibit 99.1 of our form 8-K filed on April 27, 2012 - incorporated by reference to unaudited pro forma condensed combined statement of income for the three-months and nine-months ended September 30, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: October 30, 2012	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(2.1)	Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K filed October 12, 2012

(4.1)

Third Supplemental Indenture, dated as of August 9, 2012, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee.

Filed herewith electronically

(4.2)	Form of 1.000% Note due August 9, 2015.	Included in Exhibit (4.1) above

(10.1)

$500 million 364-Day Revolving Credit Facility, dated as of August 10, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents.

Incorporated by reference to Exhibit (10.1) of our Form 8-K filed on August 10, 2012

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32.1)	Section 1350 Certifications.	Filed herewith electronically

(99.1)	Exhibit 99.1 of our Form 8-K filed on April 27, 2012.

Incorporated by reference to unaudited pro forma condensed combined statement of income for the three-month and nine-months ended September 30, 2011 and corresponding footnotes included as part of Exhibit 99.1 of our Form 8-K filed on April 27, 2012

(101.1)	Interactive Data File.	Filed herewith electronically