Form 10-K
period 2012-12-31
ECOLAB INC
filed 2013-02-26
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012	Commission File No. 1-9328

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 29, 2012: $19,976,543,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $68.53 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2013: 294,954,864 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.              Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2012 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.              Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2013 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2012 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include expectations concerning items such as closing of the Champion (as hereinafter defined) acquisition; scope, timing, costs, cash expenditures, benefits and headcount impact of our restructuring and cost savings initiatives; objective to improve credit rating; ability to deliver superior shareholder returns; long-term potential of our business; impact of changes in exchange rates and interest rates; losses due to concentration of credit risk; Cleantec escrow settlement; recognition of share-based compensation expense; future benefit plan payments; amortization expense; European economic uncertainty, including euro currency issues; demographic trends and their impact on end-markets; outlook for growth; special (gains) and charges; benefits of and synergies from the Nalco merger; bad debt experiences and customer credit worthiness; disputes, claims and litigation; environmental contingencies; returns on pension plan assets; currency gains and losses; investments; potential for margin improvement in our non-U.S. business; cash flow and uses for cash; business acquisitions and sources of funding; dividends; share repurchases; debt repayments; contributions to pension and post retirement healthcare plans; liquidity requirements and borrowing methods; impact of credit rating downgrade; impact of new accounting pronouncements; tax deductibility of goodwill; non-performance of counterparties; timing of hedged transactions; and income taxes, including loss carryforwards, unrecognized tax benefits and uncertain tax positions.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

In 2012, we took the following actions to continue to build our business:

•                              Throughout the year, we made significant progress in integrating Nalco Holding Company (“Nalco”), which we acquired by means of a merger in December 2011.

•                              In January 2012, we announced that we are undertaking a restructuring and other cost-saving actions in connection with the integration of the Nalco business, which includes a reduction of our global workforce and the streamlining of our supply chain footprint.  We expect total charges relating to these actions to be approximately $180 million and this restructuring plan to be substantially completed by the end of 2013.

•                              Also in January, we redeemed $1.7 billion of Nalco outstanding senior notes.

•                              In August, we announced the opening of a manufacturing plant and distribution center in Taicang, China, as part of an expanding Company presence within the country. The facility is our third-largest in the world and our largest in the Asia Pacific region, capable of producing 150,000 tons of product annually.

•                              Also in August, we issued $500 million of 1.00% senior notes due in 2015 in order to repay a portion of our outstanding commercial paper borrowings and for general corporate purposes.

•                              In September, we announced an agreement to purchase Quimiproductos, a Mexico-based producer and supplier of cleaning, sanitizing and water treatment products and services to breweries and beverage companies. This acquisition was completed in January of 2013.  With annual sales of approximately $43 million, Quimiproductos will help strengthen our core product offerings and improve service capabilities to our beverage processing customers in the fast growing Latin America region.

•                              In October, we announced an agreement to acquire Champion Technologies, a Houston-based global energy specialty products and services company, to further strengthen our position in the fast-growing energy services market. Champion’s 2012 sales were approximately $1.4 billion. The acquisition remains subject to various closing conditions, including regulatory approvals.

•                              In December we issued $500 million of 1.45% senior notes due in 2017 in order to finance a portion of the pending Champion acquisition and for general corporate purposes.

•                              In December, we completed the sale of our Vehicle Care division to Zep Inc. Vehicle Care had sales of approximately $65 million in 2011.  This sale enables us to sharpen our strategic focus on our core business areas.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments and Geographic Information” in Note 16, located on pages 58 to 60 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General:  With 2012 world-wide sales of $11.8 billion, we are the global leader in water, hygiene and energy technologies and services that provide and protect clean water, safe food, abundant energy and healthy environments.  We develop and market premium programs, products and services for the hospitality, foodservice, healthcare, industrial and energy markets in approximately 170 countries.  Our cleaning and sanitizing programs and products, pest elimination services, and equipment maintenance and repair services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors.  Our chemicals and technologies are also used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining and other industrial processes.

The following description of our business is based upon six reportable segments as reported in our consolidated financial statements for the year ended December 31, 2012, as incorporated by reference into Part II of this Form 10-K.  We aggregated our 14 operating units into the following six reportable segments: U.S. Cleaning & Sanitizing; U.S. Other Services; International Cleaning, Sanitizing & Other Services; Global Water; Global Paper; and Global Energy.

We pursue a “Circle the Customer — Circle the Globe” strategy by providing an array of programs, products and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our reportable segments.

U.S. Cleaning & Sanitizing Segment

Our U.S. Cleaning & Sanitizing segment is comprised of five operating units which provide cleaning and sanitizing products and programs to United States markets.

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

Healthcare: Our Healthcare Division provides infection prevention and other healthcare related offerings to acute care hospitals, surgery centers, dental offices and veterinary clinics.  The Healthcare Division’s proprietary infection prevention products (hand hygiene, hard surface disinfectants, instrument cleaners, patient drapes, fluid control products, equipment drapes and surgical fluid, warming and cooling systems) are sold primarily under the “Ecolab”, “Microtek” and “OR Solutions” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  The Healthcare Division’s Microtek Medical business is a leader in niche branded specialty surgical drapes and fluid control products.  The Healthcare Division’s OR Solutions business is a leading developer and marketer of surgical fluid warming and cooling systems.  The Healthcare Division sells its products and programs primarily through Company-employed field sales personnel but also sells through healthcare distributors.

Textile Care:  Our Textile Care Division provides products and services that manage the entire wash process through custom-designed programs, premium products, dispensing equipment, water and energy management, and real-time data management for large-scale, complex commercial operations including uniform rental, hospitality, linen rental and healthcare laundries.  The Textile Care Division’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing the customers’ overall operating cost. Products and programs are marketed primarily through Company-employed field sales personnel and, to a lesser extent, through distributors.

Vehicle Care:  Prior to its sale on December 1, 2012, the Vehicle Care Division provided vehicle appearance products which included soaps, polishes, sealants, wheel and tire treatments and air fresheners.  The Vehicle Care Division sold to vehicle rental, fleet and consumer car wash and detail operations using brands that include Blue Coral®, Black Magic® and Rain-X®.

U.S. Other Services Segment

Our U.S. Other Services segment is comprised of two operating units:  Pest Elimination and Equipment Care (formerly GCS Service).  In general, these businesses provide service which can augment or extend our product offerings to our business customers as a part of our “Circle the Customer” approach and, in particular, by enhancing our food safety capabilities.

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

Equipment Care:  Our Equipment Care Division provides equipment repair, maintenance and preventive maintenance services for the commercial food service industry.  Repair services are offered for in-warranty repair, acting as the manufacturer’s authorized service agent, as well as after warranty repair. In addition, Equipment Care operates as a parts distributor to repair service companies and end-use customers.

International Cleaning, Sanitizing & Other Services Segment

Our International Cleaning, Sanitizing & Other Services segment directly operates in approximately 75 countries outside of the United States through wholly-owned subsidiaries or, in the case of Venezuela, through a joint venture with a local partner.  In other countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  Our largest International Cleaning, Sanitizing & Other Services operations are located in Europe, Asia Pacific, Latin America and Canada, with smaller operations in Africa and the Middle East.

In general, our International Cleaning, Sanitizing & Other Services businesses are similar to those conducted in the United States but are managed on a geographic basis.  The businesses which are similar to the United States’ Institutional and Food & Beverage businesses are the largest businesses in our International operations.  They are conducted in virtually all of our International locations and, compared to the United States, constitute a larger portion of the overall business.  Healthcare and Textile Care are also meaningful businesses in our International operations, particularly in Europe. Kay has sales in a number of International locations.  A significant portion of Kay’s international sales are to international units of United States-based quick service restaurant chains.  Consequently, a substantial portion of Kay’s international sales are made either to domestic or internationally-located third-party distributors who serve these chains.

Our Pest Elimination business continues to expand its geographic coverage.  We operate this business in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France, the United Kingdom and Brazil.

Our other cleaning and sanitizing businesses are conducted less extensively internationally.  However, in general, most of the principal businesses conducted in the United States are also operated in Canada.

Our International Cleaning, Sanitizing & Other Services businesses are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, international business laws and regulations, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of our International operations has historically been lower than the profitability of our businesses in the United States, due to (i) the additional cost of operating in numerous and diverse foreign jurisdictions, (ii) higher costs of importing certain raw materials and finished goods in some regions and (iii) the smaller scale of International operations where certain operating locations are smaller in size.  Proportionately larger investments in sales and technical support are also necessary in order to facilitate the growth of our International operations.

Global Water Segment

Our Global Water segment serves customers across industrial and institutional markets, with the exception of the pulp and paper industry which is serviced by our Global Paper business and the energy industries which are served by our Global Energy business.  Within Global Water, we provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers.  Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality and production enhancement improvements also providing a key differentiating feature for many of our offerings.

Our Global Water offerings are organized according to the customer end-markets we serve so we can address the unique drivers faced by each market.  We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage and medium and light manufacturing, as well as institutional clients such as hospitals, universities, commercial buildings and hotels.  Our on-site experts, industry technical consultants and researchers develop appropriate solutions for a broad range of customer requirements, such as single process optimization, system-wide program implementation, troubleshooting or increasing efficiencies.  As a part of our chemicals program we provide numerous plant, process and application audits and surveys in water treatment and customer production.  In addition, we offer consulting for all water use and discharge areas and make recommendations for improvements, cost reductions or efficiency improvements through our Advanced Recycle Technology programs.  Our offerings are sold primarily by our field sales employees.

We believe that we have the leading market position among suppliers of products and programs for chemical treatment applications for industrial water treatment.

The following descriptions include water treatment applications used across all of our segments.

Cooling Water Applications:  Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems.  Our 3D TRASAR® technology for cooling water is an automated system for simultaneous control of corrosion, scale and microbial fouling and contamination.

Boiler Water Applications:  We provide integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up.

Raw Water/Potable Water Preparation:  Our programs assist the production of potable water or water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment.

Wastewater Applications:  Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness.  Our offerings combine practical engineering approaches and hands-on knowledge of system operations to design, build, operate and/or maintain the optimal reuse solution for each application and customer.

Global Paper Segment

Our Global Paper segment provides water and process applications for the pulp and paper industries.  Our Global Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel.  We believe that we are one of the leading suppliers of water treatment products and process aids to the pulp and papermaking industry. Our offerings are sold primarily by our field sales employees.

Global Paper provides its customers the same types of products and programs for water treatment and wastewater treatment as those offered by Global Water.  In addition, Global Paper offers the following specialty applications.

Pulp Applications:  Our programs maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures.

Paper Applications:  Our paper process applications focus on the key business drivers that are critical to the success of our customers’ businesses.  We integrate the entire papermaking process through mechanical, operational and chemical means to concentrate specifically on what our customers need to succeed in their market segments and improve their overall operational efficiency.  Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions.

Global Energy Segment

Our Global Energy segment provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries.  Our customers include nearly all of the largest publicly traded oil companies.  Our Global Energy offerings are sold primarily by our corporate account and field sales employees.  The Global Energy segment is divided into an Upstream group composed of our Adomite, Oilfield Chemicals and Enhanced Oil Recovery businesses and a Downstream refinery and petrochemical processing business.  We believe that our Global Energy segment enjoys a leading market position in the markets it serves.

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

Oilfield Applications:  Our Oilfield Chemicals business provides solutions to the oil and gas production sector.  We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, and heavy oil and bitumen upgrading.  Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the lifecycle of their assets.  Starting with the design/capital investment phase to asset decommission, a lifecycle approach to chemical solutions and offerings help our customers minimize risk, achieve their production targets and maximize profitability.

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

Enhanced Oil Recovery:  We provide custom-engineered chemical solutions that increase production of crude oil and gas from existing fields, which are marketed primarily through our TIORCO® joint venture with Stepan Company.  TIORCO integrates enhanced oil recovery (“EOR”) processes by leveraging our polymer and reservoir expertise and Stepan’s global surfactant technology and manufacturing capabilities.  Our offerings include reservoir screening, target validation, laboratory and reservoir simulation work, secondary flood optimization, tertiary recovery flood design and implementation and, when needed, a produced water treatment solution.

Downstream Refining Applications:  Our industry-focused sales engineers provide products and programs for process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons.  Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining opportunity crudes.

Clean fuels regulations require drastic reduction in the level of sulfur allowed in fuels. Our H2S Scavengers, such as the SULFA-CHECK® system, help our customers to comply with regulatory standards.  We offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping.  In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages.

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

Water Treatment Applications:  We provide total water and wastewater management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment.  See “Global Water Segment.”

Additional Information

Competition:  Our businesses in our U.S. Cleaning & Sanitizing, U.S. Other Services and International Cleaning, Sanitizing & Other Services segments have two significant classes of competitors.  First, each business unit competes with a small number of large companies selling directly or through distributors on a national or international scale.  Second, all of these business units have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments.  Our objective is to achieve a significant presence in each of our business markets.  In general, competition is based on customer support, product performance and price.  We believe we compete principally by providing superior value, premium customer support and differentiated products to help our customers protect their brand reputation.  We create value by providing state-of-the-art cleaning, sanitation, water treatment and maintenance products and systems coupled with high customer support standards and continuing dedication to customer satisfaction.  This is made possible, in part, by our significant on-going investment in training and technology and by our standard practice of advising customers on ways to lower operating costs and helping them comply with safety, environmental and sanitation regulations.  In addition to our consultative approach, we emphasize our ability to uniformly provide a variety of related premium cleaning and sanitation programs to our customers and to provide that level of customer support to multiple locations of chain customer organizations worldwide.  This approach is succinctly stated in our “Circle the Customer - Circle the Globe” strategy which is discussed above in this Item 1(c) under the heading “General.”

Our businesses in our Global Water, Global Paper and Global Energy segments compete on the basis of their demonstrated value, technical expertise, chemical formulations, customer support, detection equipment, monitoring services, and dosing and metering equipment.  In general, some of the markets in which these businesses compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions.

With respect to Global Water, the market for water treatment chemicals is highly fragmented, but is led by Ecolab.  Four other companies are present in at least two of the major geographic regions of the globe, with one present in all regions.  These global or regional service providers tend to focus either on a limited geographic region or a smaller subset of products and services.  The remainder of the market is comprised of local competitors.  Collectively, local players have the largest share of the market, but are individually much smaller and tend to focus on servicing local businesses typically requiring less sophisticated applications.

With respect to our Global Paper business, the market for specialty and water treatment chemicals used in the pulp and paper industry is fragmented.  We are one of the leading suppliers with four other multi-nationals having significant presence.  The remainder of the market is comprised of smaller, regional participants.

The largest participants in portions of the Energy Services sector are Ecolab’s Global Energy business and three other multi-nationals.  The remainder of the market consists of smaller, regional niche companies focused on limited geographic areas.

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

Number of Employees: We had approximately 40,860 employees as of December 31, 2012.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer.  Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our 2012 consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold two classes of products within the U. S. Cleaning & Sanitizing and International Cleaning, Sanitizing & Other Services segments which comprised 10% or more of consolidated net sales in any of the last three years.  Sales of warewashing products were approximately 11% of consolidated 2012 net sales, and approximately 18% in 2011 and approximately 19% in 2010.  In addition, through our Institutional and Textile Care businesses around the world, we sell laundry products to a broad range of laundry customers.  Sales of laundry products were approximately 10% of consolidated net sales in 2011 and 2010.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark except patents related to our TRASAR and 3D TRASAR technology, which are material to our Global Water and Global Paper segments, and trademarks related to Ecolab, Nalco Company and 3D TRASAR.  The Ecolab trademarks are material to the U.S. Cleaning & Sanitizing, U.S. Other Services and International Cleaning, Sanitizing & Other Services segments and the Nalco trademarks are material to the Global Water, Global Paper and Global Energy segments.  The 3D TRASAR trademarks predominantly relate to our Global Water and Global Paper segments.  U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Ecolab, Nalco Company and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

Seasonality:  We experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments.  Note 17, entitled “Quarterly Financial Data” located on page 61 of the Annual Report, is incorporated herein by reference.

Working Capital:  We have invested in the past, and will continue to invest in the future, in merchandising and customer equipment consisting primarily of systems used by customers to dispense our products as well as to monitor water systems.  Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-operated manufacturing facilities. Some products are also produced for us by third-party contract manufacturers.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 27 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and third-party logistics service providers.  We use common carriers, our own delivery vehicles, and distributors for transport.  Additional information on our plant and distribution facilities is located beginning at page 27 of this Form 10-K under the heading “Properties.”

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

Note 13, entitled “Research Expenditures” located on page 50 of the Annual Report, is incorporated herein by reference.

Joint Ventures:  Over time, certain of our businesses have entered into general partnerships or joint ventures for limited scope business opportunities.  In 2004, we entered into a joint venture with Katayama Chemical, Inc. for the marketing and sale of our water treatment and process chemicals in Japan. In 2008 we formed a joint venture with Stepan Company operating under the TIORCO brand to globally market custom-engineered chemical solutions for increased production of crude oil and gas from existing fields.  In 2010, we formed new joint ventures in South Africa with a subsidiary of Protea Chemicals and in Russia with a subsidiary of Lukoil. We also have long-standing partnerships in Saudi Arabia (Global Water and Global Energy), Spain (Global Water) and Venezuela (International Cleaning, Sanitizing & Other Services), and we also maintain joint ventures in jurisdictions requiring local participation in our business.  We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

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

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, label disclosures are required for certain products containing chemicals listed by California.  Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Massachusetts, Minnesota and Oregon.  Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in 2012 were considered by several other state legislatures.  Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states including California and New York are considering further regulations in this area.  The California Safer Consumer Products Act regulations are expected to be enacted in 2013 and will focus on ingredients in consumer products that have the potential for widespread public exposure.  Ecolab’s Institutional cleaning products will be subject to the regulations and can incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

TSCA:  Re-authorization of the Toxic Substances Control Act (“TSCA”) and an update of the chemicals on the TSCA Inventory (the so-called “reset” of the TSCA Inventory) are again being discussed in the U.S. Congress.  The U.S. Environmental Protection Agency (EPA) also is more aggressively using the existing TSCA tools to manage chemicals of concern.  We anticipate that compliance with new requirements under TSCA could be similar to the costs associated with REACH in the European Union, which is discussed below.

REACH:  The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”).  It established a new European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe.  We have met the pre-registration requirements of REACH, the 2010 registration deadline, and are on track to meet the upcoming registration deadlines and requirements in 2013.  To help manage this new program, we are simplifying our product line and working with chemical suppliers to comply with registration requirements.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

GHS:  In 2003, the United Nations issued a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation, and numerous countries already have done so. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels, and we are working toward a phased-in approach to mitigate the costs of GHS implementation.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting and sanitizing products which kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain several hundred product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $3.7 million in 2012 and $3.0 million in 2011.

In Europe, the Biocidal Product Directive and the more recent Biocidal Products Regulation established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage these requirements and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the multi-year phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period or our financial position.

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

Medical Device and Drug Product Requirements:  As a manufacturer, distributor and marketer of medical devices, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products.  These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices.  We also are required to register with the FDA as a medical device manufacturer, comply with post-market reporting (e.g., MDR and Recall) requirements, and to comply with the FDA’s Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities.  Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark”, an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/ECC, as amended by 2007/47/EC, and ISO 13485).  We have CE mark approval to sell various medical device products in Europe.  Our other international non-European operations also are subject to government regulation and country-specific rules and regulations.  Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products.  No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Other Environmental Legislation; Capital Expenditures: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $20 million in 2012 and $10 million in 2011.  Approximately $18 million has been budgeted globally for projects in 2013.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly apply to Ecolab at the present time; however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab is committed to reducing its carbon footprint.  To help manage risks from GHG emissions and identify cost-effective reduction opportunities, Ecolab joined EPA’s Climate Leaders program in 2005.  Though EPA announced in 2010 that it was dissolving the program, Ecolab has continued with much of its work to reduce its carbon footprint.  For example, Ecolab has developed a U.S.-based GHG inventory of the six major greenhouse gases and reported progress against Ecolab’s goal of reducing GHG emissions by 20% per dollar sales from 2006 to 2012.  In 2013, Ecolab plans to introduce new comprehensive environmental goals.  We also leverage over one million customers globally to reduce energy and greenhouse gas emissions through high-efficiency solutions in cleaning and sanitation, water, paper and energy services.  These actions directly reduce greenhouse gas emissions by lessening the demand for energy.  Likewise, we can indirectly reduce energy demand by recognizing the critical connection of water and energy, especially in industrial processes reliant on water to transmit thermal energy.  We have made progress on our goals to reduce water consumption, disposed waste and effluent water by 18 percent per metric ton of shipped product by 2015.  Our customers, likewise, employ our technologies and expertise in an exponentially greater scale to improve their own overall energy demand.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 33 sites in the United States. Additionally, we have similar liability at four sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $2.4 million in 2012 and $1 million in 2011.  Our worldwide accruals at December 31, 2012 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $10 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Disclosure of Certain Activities Related to Iran

Ecolab has had a long-standing policy and practice of prohibiting all activity in countries subject to comprehensive U.S. economic sanctions, including Iran (the “Sanctioned Countries”).  This policy was in place prior to passage of the Iran Threat Reduction and Syria Human Rights Act of 2012, pursuant to which all entities owned or controlled by U.S. companies are prohibited from engaging in activities in Iran.  Effective December 1, 2011, Ecolab acquired Nalco, which at the time of the acquisition had foreign subsidiaries that engaged in sales in Iran.  Shortly following the closing of the Nalco acquisition, Ecolab instructed all Nalco subsidiaries to cease all activities in the Sanctioned Countries by March 31, 2012.  Consistent with Ecolab’s directive and policy, Nalco’s sales in Iran ceased, and all in-country activity was terminated.  The limited activities in Iran described below were made within the context of the process of winding down the business.

First, Nalco’s foreign subsidiaries received payments from entities owned or controlled by the Government of Iran in connection with product sold in 2011 before Ecolab acquired Nalco.  Non-U.S. subsidiaries of Nalco received the following payments in 2012:

•                  On January 26, 2012, the Mazandaran Wood and Paper Industries Company, an entity owned or controlled by the Government of Iran, made a payment of approximately €36,500 (approximately $49,800).  The payment related to a 2011 sale of Nalco’s water processing products and net profit before taxes associated with this sale is estimated to be between $10,000 and $14,900.

•                  On January 31, 2012, the Iranian Offshore Oil Company, an entity owned or controlled by the Government of Iran, made a payment of approximately 53,800 AED (approximately $14,600).  The payment related to a 2011 sale of Nalco’s water processing products and the net profit before taxes associated with this sale is estimated to be between $2,900 and $4,400.

•                  On February 16, 2012 the Aryasasol Polymer Company, an entity owned or controlled by the Government of Iran, made a payment of €96,800 (approximately $132,000).  The payment related to a 2011 sale of Nalco’s water processing products and the net profit before taxes associated with this sale is estimated to be between $26,400 and $39,600.

•                  On March 27, 2012, Pars Lian, a distributor working in Iran that likely re-sold Nalco products to an entity owned or controlled by the Government of Iran, made a payment of approximately 319,300 AED (approximately $86,600).  The payment related to a 2011 sale of Nalco’s energy services products and the net profit before taxes associated with this sale is estimated to be between $26,000 and $34,700.

In addition, one Nalco non-U.S. subsidiary made various payments in 2012 to entities that it knows or has reason to believe are owned or controlled by the Government of Iran in connection with the costs associated with the closing of its former branch in Iran and the branch’s operation costs from January to March 2012.  This branch sold water processing products and services.  Nalco’s foreign subsidiary held accounts with two banks that are owned or controlled by the Government of Iran and which are also designated under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferation Sanctions Regulations (Bank Tejerat and Bank Melli) and these payments were made through these two banks before the accounts were closed in April 2012.  The payments included various taxes, bank charges, fuel expenses, postage, telecommunications, and utilities, and totaled approximately $30,000.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments and Geographic Information” in Note 16, located on pages 58 to 60 of the Annual Report, is incorporated herein by reference.

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

In addition, the following governance materials are available on our web site at www.ecolab.com/investors/corporate-governance: (i) charters of the Audit, Compensation, Finance, Governance and Safety, Health and Environment Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct.

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

Name	Age	Office	Positions Held Since Jan. 1, 2008

Douglas M. Baker, Jr.	54	Chairman of the Board and Chief Executive Officer	Dec. 2011 - Present

		Chairman of the Board, President and Chief Executive Officer	Jan. 2008 — Nov. 2011

Christophe Beck	45	Executive Vice President and President — Regions	Oct. 2012 - Present

		Executive Vice President — Global Integration	Dec. 2011 — Sep.2012

		Executive Vice President — Institutional	May 2009 — Nov. 2011

		Senior Vice President and General Manager — Institutional North America Full Service Restaurants	Jan. 2008 — Apr. 2009

Larry L. Berger	52	Executive Vice President and Chief Technical Officer	Oct. 2011 - Present

		Senior Vice President and Chief Technical Officer	Apr. 2008 — Sep.2011 (1)

Alex N. Blanco	52	Executive Vice President and Chief Supply Chain Officer	Jan. 2013 — Present (2)

John J. Corkrean	47	Senior Vice President and Corporate Controller	Oct. 2011 - Present

		Vice President and Corporate Controller	Apr. 2008 — Sep.2011

		Vice President and Treasurer	Jan. 2008 — Mar. 2008

Thomas W. Handley	58	President and Chief Operating Officer	Sep. 2012 - Present

		Senior Executive Vice President and President — Global Food & Beverage and Asia Pacific Latin America	Oct. 2011 — Aug.2012

		President, Global Food & Beverage and APLA Sectors	Jan. 2011 — Sep. 2011

		President, Global Food & Beverage	Sep. 2009 — Dec. 2010

		President — Industrial and Services North America Sector	Jan. 2008 — Aug. 2009

Michael A. Hickey	51	Executive Vice President and President — Global Institutional	Oct. 2012 — Present

		Executive Vice President and President — Institutional	Aug. 2011 — Sep.2012

		Executive Vice President Global Services Sector	Jan. 2011 — Jul. 2011

		Executive Vice President, Service Sector	Jan. 2010 — Dec. 2010

Name	Age	Office	Positions Held Since Jan. 1, 2008

Michael A. Hickey (con’t.)		Senior Vice President — Global Business Development and General Manager GCS Service	Jan. 2009 — Dec. 2009

		Senior Vice President — Global Business Development	Jan. 2008 — Dec. 2008

Michael L. Meyer	55	Executive Vice President — Human Resources	Oct. 2011 — Present

		Senior Vice President-Human Resources	Feb. 2008 — Sep. 2011(3)

Timothy P. Mulhere	50	Executive Vice President and President — Global Water and Process Services	Oct. 2012 — Present

		Executive Vice President and President — Global Healthcare	Feb. 2012 — Sep.2012

		Senior Vice President and General Manager — Food & Beverage North America	Apr. 2008 — Jan. 2012

		Senior Vice President and General Manager — Healthcare North America	Jan. 2008 — Mar. 2008

Daniel J. Schmechel	53	Chief Financial Officer	Oct. 2012 - Present

		Senior Vice President — Services and Systems	Jun. 2012 — Sep.2012

		Senior Vice President and Chief Transformation Officer — EMEA	Apr. 2008 — May 2012

		Senior Vice President and Corporate Controller	Jan. 2008 — Mar. 2008

James J. Seifert	56	Executive Vice President, General Counsel and Secretary	Oct. 2011 — Present

		General Counsel & Secretary	May 2010 — Sep. 2011(4)

Steven M. Taylor	51	Executive Vice President and President — Global Energy Services	Oct. 2012 - Present

		Executive Vice President — Energy Services	Dec. 2011 — Sep.2012 (5)

Jill S. Wyant	41	Executive Vice President and President — Global Food & Beverage	Oct. 2012 — Present

		Senior Vice President and General Manager — North America and Latin America	Jan. 2012 — Sep. 2012

		Senior Vice President — Food & Beverage Asia Pacific and Latin America	May 2010 — Dec. 2011

		Vice President — Global Strategic Planning	Jun. 2009 — Apr. 2010 (6)

(1)         Prior to joining Ecolab in 2008, Dr. Berger spent 22 years with E.I. du Pont de Nemours and Company, most recently as Chief Technical Officer for du Pont Nonwovens.

(2)         Prior to joining Ecolab in 2013, Mr. Blanco was employed by Procter & Gamble Co., for 30 years, most recently as Vice President, Product Supply Global Beauty Sector.

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

(4)         Prior to joining Ecolab in 2010, Mr. Seifert was Vice President, General Counsel and Secretary of Bemis Company, Inc. since 2002.

(5)         Prior to joining Ecolab in 2011 upon closing of the Nalco merger, Mr. Taylor was employed by Nalco for 17 years. Mr. Taylor led Nalco’s Energy Services Division since 2007 after a series of leadership roles in the division.

(6)         Prior to joining Ecolab in 2009, Ms. Wyant held multiple leadership positions at General Electric.

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

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining and steel industries, can adversely impact our end-users.  In recent years, the weak global economic environment, particularly in the United States and Europe, has negatively impacted many of our end-markets. The on-going uncertainty regarding the federal budget and fiscal policy in the United States may further weaken the U.S. and global economy.   Further decline in economic activity may continue to adversely affect these markets. During such downturns, these end-users typically reduce their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements including, in particular, our exposure to foreign currency risk have affected our business in the past and may have a material adverse impact on our business in the future.  In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets.  In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar.  The current economic conditions in several European countries (particularly Italy, Spain, Portugal, Greece and Ireland) deteriorated during 2012.  Further weakening of the European economy may cause a drop in the value of the European currencies including the euro.  One potential extreme outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the euro entirely.  The potential dissolution of the euro, or market perceptions concerning this and related issues, could adversely affect the value of our euro-denominated assets and obligations.  Further turmoil in the European Union’s sovereign debt market, or a similar financial crisis, could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the euro versus the U.S. dollar, resulting in reduced sales and earnings from our European operations, which are generated in euros and other European currencies, and then translated to U.S. dollars.

Other regions of the world also expose us to foreign currency risk.  For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013.  A similar currency devaluation in other countries could have a negative impact on our financial performance.

We may encounter difficulties completing the Nalco integration and fail to fully realize the anticipated benefits of the merger:  On December 1, 2011, we completed the Nalco merger.  The merger involves the combination of two companies that historically operated as independent public companies.  We have devoted, and will need to continue to devote, significant management attention and resources to integrating the business and operations of Nalco. Potential difficulties that we may encounter as part of the integration process, which may preclude us from fully realizing the anticipated benefits of the merger, including expected synergies, include the following:

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

The pending acquisition of Champion may present certain risks to the business and operations of Ecolab and to the combined company following the acquisition:  On October 11, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) among Ecolab, OFC Technologies Corp., a Texas corporation and a wholly-owned subsidiary of Ecolab, and Permian Mud Service, Inc., a Texas corporation (“Permian”).  Permian is the parent company of Champion Technologies, Inc. and Corsicana Technologies, Inc. (together with Permian, “Champion”).  Pursuant to the Merger Agreement, which has been approved by the Boards of Directors of each of Ecolab and Permian and the shareholders of Permian, we will acquire Champion by way of a merger. Subject to the terms and conditions of the Merger Agreement, at the closing of the acquisition, the shares of common stock of Permian issued and outstanding immediately prior to the effective time (other than shares with respect to which appraisal rights are properly exercised and not withdrawn) will be converted into the right to receive merger consideration of approximately $2.16 billion, subject to customary adjustments for cash, debt and working capital and certain additional adjustments as set out in the Merger Agreement. Subject to certain adjustments, the merger consideration will be paid approximately 75% in cash and 25% in shares of Ecolab common stock. Additionally, we will be required to pay to the Permian stockholders an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental federal tax on the merger consideration as a result of increases in applicable capital gains and investment taxes after December 31, 2012.

The consummation of the Champion acquisition is subject to the satisfaction or waiver of various closing conditions, including, among others, the receipt of required regulatory approvals, including approval of the transaction under the Hart-Scott-Rodino Anti-trust Improvements Act of 1976, as amended (“HSR Act”).

The closing of the pending Champion acquisition is subject to a number of risks, including, among other things, risks that:

•                  the regulatory approvals or clearances required for the acquisition, including clearance under the HSR Act, may not be obtained, or required regulatory approvals may delay the transaction or result in the imposition of conditions that could have a material adverse effect on the Company or cause the Company to abandon the transaction, in which case it will not realize the potential benefits associated with the acquisition;

•                  the other conditions to the closing of the acquisition may not be satisfied resulting in the Company abandoning the transaction, in which case it will not realize the potential benefits associated with the acquisition;

•                  a material adverse change, event or occurrence may affect the Company or Champion prior to the closing of the transaction and may delay the acquisition or cause the Company to abandon the transaction, in which case it will not realize the potential benefits associated with the acquisition;

In addition, if the acquisition is completed, the anticipated success of the acquisition is subject to a number of risks, including, among other things, risks that:

•                  problems may arise in successfully integrating the businesses of the Company and Champion, particularly in light of the continuing integration efforts and challenges resulting from the Nalco merger, which may result in the combined business not operating as effectively and efficiently as expected;

•                  the acquisition may involve unexpected costs, unexpected liabilities or unexpected delays;

•                  the credit ratings of the Company may be different from what the Company currently expects;

•                  the businesses of the Company or Champion may suffer as a result of uncertainty surrounding the acquisition; and

•                  disruptions from the transaction could harm relationships with customers, employees and suppliers.

Other unknown or unpredictable factors could also have material adverse effects on future results, performance or achievements of the Company and the combined business.

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

We depend on key personnel to lead our business:  Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities. This is especially crucial as we continue to integrate Nalco and potentially integrate Champion as important resources are shifted to planning and executing key integration initiatives as well as cost and growth synergies.  During this stage in the integration, experienced business and financial leaders and experts are critical to the success of these and other acquisitions.  Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

If we are unsuccessful in executing on key business initiatives, our business could be adversely affected:  In addition to the Nalco merger and the potential Champion acquisition, we continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, in 2011 we announced various initiatives to capture financial and operational benefits in our European business, in part, by leveraging our ERP system, and to improve our competitiveness in the region.  Those initiatives remain in progress, and integration activities could impact our ability to timely execute these initiatives.  If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

We may be subject to information technology system failures, network disruptions and breaches in data security:  We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack.  Recent acquisitions, including the Nalco merger, have resulted in further de-centralization of systems and additional complexity in the system’s infrastructure.  Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability:  We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2012, approximately 50% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures.  Violations of such laws and regulations could result in investigations of the Company and sanctions, which could adversely affect our consolidated results of operations, financial position or cash flows.

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

We are a defendant in seven wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law.  One of the cases, Doug Ladore v. Ecolab Inc., et al., United States District Court for the Central District of California, case no. CV 11-9386 GAF (FMOx), is a putative wage hour class action brought on behalf of California Pest Elimination employees.  The case has been certified for class treatment, and on January 22, 2013, the plaintiffs’ motion for summary judgment was granted and the court found that the class of employees was entitled to overtime pay.  On February 22, 2013, we reached a preliminary settlement with the plaintiffs, which remains subject to court approval.

There can be no assurance that other pending or future wage hour lawsuits can be successfully defended or settled.

Our subsidiaries are defendants in pending lawsuits alleging negligence and injury resulting from the use of our COREXIT dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs: Our subsidiaries were named as defendants in pending lawsuits alleging negligence and injury resulting from the use of our COREXIT dispersant in response to the Deepwater Horizon oil spill, which could expose us to monetary damages or settlement costs.  On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested our indirect subsidiary, Nalco Company, to supply large quantities of COREXIT 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco Company responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government.

Nalco Company and certain affiliates (collectively “Nalco”) was named as a defendant in a series of class action and individual plaintiff lawsuits arising from this event.  The plaintiffs in these matters claimed damages under products liability, tort and other theories. Nalco was also named as a third party defendant in certain matters.  Nalco was indemnified in these matters by another of the defendants.

All but one of these cases have been administratively transferred to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). The remaining case is Franks v. Sea Tow of South Miss, Inc., et al, Cause No. A2402-10-228 (Circuit Court of Harrison County Mississippi) (the “Remaining Case”).

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

On November 28, 2012, the Federal Court in the MDL entered an order dismissing all claims against Nalco.  Because claims remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal.  Plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.  Nalco will request that the Remaining Case be similarly dismissed for the reasons accepted in the MDL.  We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation.  However, if an appeal by plaintiffs in these lawsuits is brought and won, or if the remaining state court case is not dismissed, these suits could have a material adverse affect on our consolidated result of operations, financial position and cash flows.

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

We have substantial indebtedness which will impact our financial flexibility: As of December 31, 2012, we had net debt (total debt minus cash and cash equivalents) of $5.4 billion.  Our substantial indebtedness may adversely affect our business, consolidated results of operations and financial position including in the following respects:

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

In addition, approximately $750 million of our debt is floating rate debt.  A one percentage point increase in the average interest rate on our floating rate debt would increase future interest expense by approximately $7.5 million per year.  Accordingly a significant spike in interest rates would adversely affect our consolidated results of operations and cash flows.

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

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco merger and other acquisitions:  The Nalco merger is treated as an acquisition of Nalco by Ecolab for accounting purposes. Both Ecolab and Nalco have in the past expanded their operations through other acquisitions and joint ventures involving businesses owned by third parties. Ecolab expects to continue to complete selected acquisitions, including the pending Champion acquisition, and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill.  As of December 31, 2012, we had goodwill of $5.9 billion which is maintained in various reporting units. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. If we determine that any of the assets or goodwill recorded in connection with the Nalco merger or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could adversely affect our consolidated results of operations and financial position.

Future events may impact our deferred tax position, including the utilization of foreign tax credits and undistributed earnings of international affiliates that are considered to be reinvested indefinitely:  We evaluate the recoverability of deferred tax assets and the need for deferred tax liabilities based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Changes to the valuation allowance or the amount of deferred tax liabilities could adversely affect our consolidated results of operations or financial position.  Further, should the Company change its assertion regarding the permanent reinvestment of the undistributed earnings of international affiliates, a deferred tax liability may need to be established.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our businesses, although the businesses constituting the U.S. Other Services segment purchase the majority of their products and equipment from outside suppliers.  Our chemical production process consists of producing intermediates via basic reaction chemistry and subsequently blending and packaging those intermediates with other purchased raw materials into finished products in powder, solid and liquid form.  Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

The following table profiles our main manufacturing facilities with ongoing production activities. In general, with respect to our cleaning and sanitizing businesses, manufacturing facilities located in the United States serve the U.S. Cleaning & Sanitizing segment and facilities located outside of the United States serve the International Cleaning, Sanitizing & Other Services segment. However, certain of these United States facilities do manufacture products for export which are used by the International segment. The facilities having export involvement are marked with an asterisk (*).  With respect to our Global Water, Global Paper and Global Energy segments, facilities that serve one of these segments typically serve each of them and manufacture product for export.

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
U.S. CLEANING & SANITIZING SEGMENT
Joliet, IL *	610,000	Solids, Liquids, Emulsions, Powders	Owned
South Beloit, IL *	313,000	Equipment	Owned
Garland, TX *	239,000	Solids, Liquids, Emulsions	Owned
Martinsburg, WV	228,000	Liquids, Emulsions	Owned
Greensboro, NC	193,000	Solids, Liquids, Powders	Owned
McDonough, GA*	141,000	Solids, Liquids, Emulsions	Owned
Eagan, MN *	133,000	Solids, Liquids, Emulsions, Powders	Owned
Huntington, IN *	127,000	Liquids	Owned
City of Industry, CA	125,000	Liquids, Emulsions	Owned
Elk Grove Village, IL *	115,000	Equipment	Leased
Fort Worth, TX	101,000	Equipment	Leased
Jacksonville, FL *	88,000	Medical Devices	Leased
Carrollton, TX	70,000	Liquids	Owned
Tyler, TX *	63,000	Medical Devices	Leased
Columbus, MS	49,000	Medical Devices	Owned
St. Louis, MO	37,000	Equipment	Leased

INTERNATIONAL CLEANING, SANITIZING & OTHER SERVICES SEGMENT
Taicang, CHINA	450,000	Solids, Liquids, Powders	Owned
Chalons, FRANCE	280,000	Liquids, Powders	Owned
Nieuwegein, NETHERLANDS	168,000	Powders	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Medical Devices	Leased
Tessenderlo, BELGIUM	153,000	Solids, Liquids	Owned
Melbourne, AUSTRALIA	145,000	Liquids, Powders	Owned
Darra, AUSTRALIA	138,000	Liquids	Owned
Brisbane, AUSTRALIA	131,000	Liquids, Powders	Owned
Rozzano, ITALY	126,000	Liquids	Owned
Guacara, VENEZUELA	125,000	Liquids	Owned
Mississauga, CANADA	120,000	Liquids	Leased

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Monterey, MEXICO	106,000	Liquids, Powders	Leased
Johannesburg, SOUTH AFRICA	100,000	Liquids, Powders	Owned
Hamilton, NEW ZEALAND	96,000	Solids, Liquids, Powders	Owned
Rovigo, ITALY	77,000	Liquids, Medical Devices	Owned
Mullingar, IRELAND	74,000	Liquids	Leased
Mosta, MALTA	73,000	Medical Devices	Leased
Sao Paulo, BRAZIL	62,000	Solids, Liquids	Leased
Shika, JAPAN	60,000	Liquids	Owned
Santiago, CHILE	60,000	Liquids, Powders	Leased
Revesby, AUSTRALIA	59,000	Liquids, Powders	Owned
Cheadle (Hulme), UNITED KINGDOM	53,000	Liquids	Leased
Guangzhou, CHINA	50,000	Liquids, Powders	Leased
Baglan, UNITED KINGDOM	50,000	Liquids	Leased
Noda, JAPAN	49,000	Solids, Liquids, Powders	Owned
Siegsdorf, GERMANY	42,000	Equipment	Owned
Zutphen, NETHERLANDS	41,000	Medical Devices	Leased
Mexico City, MEXICO	40,000	Liquids, Powders	Owned
Maribor, SLOVENIA	39,000	Liquids, Powders	Owned
Leeds, UNITED KINGDOM	35,000	Liquids	Owned
Pilar, ARGENTINA	30,000	Liquids, Powders	Owned
Shanghai, CHINA	27,000	Solids, Liquids, Powders	Owned
Perth, AUSTRALIA	27,000	Liquids, Powders	Owned
Singapore, SINGAPORE	25,000	Liquids, Powders	Owned
Seoul, SOUTH KOREA	22,000	Liquids, Powders	Owned
Acuna, MEXICO	21,000	Medical Devices	Leased
Racibor, POLAND	20,000	Liquids	Leased
Mandras, GREECE	18,000	Liquids	Owned
Varssesveld, NETHERLANDS	17,000	Medical Devices	Leased
San Jose, COSTA RICA	11,000	Liquids, Powders	Owned
Bogota, COLOMBIA	11,000	Liquids	Leased
Cikarang, INDONESIA	10,000	Solids, Liquids, Powders	Owned
Bangkok, THAILAND	10,000	Liquids, Powders	Owned
Manilla, PHILIPPINES	8,000	Liquids, Powders	Owned

GLOBAL WATER, GLOBAL PAPER AND GLOBAL ENERGY SEGMENTS
United States
Sugar Land, TX	350,000	Reactions and Blending	Owned
Clearing, IL	270,000	Reactions and Blending	Owned
Elwood City, PA	222,000	Reactions and Blending	Owned
Garyville, LA	122,000	Reactions and Blending	Owned

Location	Approximate Size (Sq. Ft.)	Types of Products	Majority Owned or Leased
Tulsa, OK	62,000	Reactions and Blending	Owned
Carson, CA	60,000	Reactions and Blending	Owned
Freeport, TX	43,000	Reactions and Blending	Owned
Evansville, WY	25,000	Blending	Owned
Odessa, TX	25,000	Blending	Owned
Texarkana, TX	21,000	Blending	Owned
Scott, LA	18,000	Blending	Owned
Montgomery, AL	17,000	Blending	Owned
Port Allen, LA	15,000	Blending	Owned
Vancouver, WA	14,000	Blending	Owned
International
Weavergate, UNITED KINGDOM	222,000	Blending	Owned
Burlington, ONTARIO	136,000	Reactions and Blending	Owned
Biebesheim, GERMANY	109,000	Reactions and Blending	Owned
Suzano, BRAZIL	87,000	Reactions and Blending	Owned
Cisterna, ITALY	80,000	Reactions and Blending	Owned
Botany, AUSTRALIA	68,000	Reactions and Blending	Owned
Nanjing, CHINA	60,000	Reactions and Blending	Owned
Citeureup, INDONESIA	53,000	Blending	Owned
Calamba, PHILIPPINES	50,000	Blending	Owned
Konnagar, INDIA	48,000	Reactions and Blending	Owned
Kagalym, RUSSIA	47,000	Blending	Leased
Tesjoki, FINLAND	43,000	Reactions and Blending	Owned
Rayong, THAILAND	38,000	Blending	Owned
Fawley, UNITED KINGDOM	37,000	Reactions and Blending	Owned
Hu Kou, TAIWAN	34,000	Blending	Owned
Lerma, MEXICO	32,000	Reactions and Blending	Owned
Pilar, ARGENTINA	30,000	Reactions and Blending	Owned
Celra, SPAIN	27,000	Reactions and Blending	Owned
Soledad, COLOMBIA	27,000	Reactions and Blending	Owned
Nisku, Alberta, CANADA	26,000	Blending	Owned
Singapore, SINGAPORE	25,000	Reactions and Blending	Owned
Yangsan, KOREA	22,000	Reactions and Blending	Owned
Barcelona, SPAIN	21,000	Blending	Owned
Suzhou, CHINA	18,000	Reactions and Blending	Owned
Kwinana, AUSTRALIA	18,000	Reactions and Blending	Owned
Auckland, NEW ZEALAND	13,000	Blending	Owned
Anaco, VENEZUELA	10,000	Reactions and Blending	Owned
Quilicura, CHILE	6,000	Blending	Owned
Alexandria, EGYPT	5,000	Blending	Owned
Dammam, SAUDI ARABIA	5,000	Blending	Owned

Generally, our manufacturing facilities are adequate to meet our existing in-house production needs.  We continue to invest in our plant sites to maintain viable operations and to add capacity as necessary to meet business imperatives. A new manufacturing plant in Singapore is currently under construction which will primarily serve our Global Energy segment.

Most of our manufacturing plants also serve as distribution centers. In addition, we operate distribution centers around the world, most of which are leased, and utilize third party logistics service providers to facilitate the distribution of our products and services.

Ecolab’s corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through 2013. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2019 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. A 90 acre campus in Eagan, Minnesota is owned and provides for future growth. The Eagan facility houses a significant research and development center, a data center and training facilities as well as several of our administrative functions.

We also have a significant business presence in Naperville, Illinois, where our Global Water and Global Paper segments maintain their principal administrative offices and research center.  These facilities are leased.  Our Global Energy business maintains administrative and research facilities in Sugar Land, Texas.  Significant regional administrative and/or research facilities are located in  Leiden, Netherlands, Campinas, Brazil, and Pune, India, which we own, and in Monheim, Germany,  Singapore,  Shanghai, China, and Zurich, Switzerland, which we lease. We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Note 14, entitled “Commitments and Contingencies” located on pages 50 through 53 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2012 and 2011 were as follows:

	2012		2011
Quarter	High	Low	High	Low
First	$62.86	$57.44	$51.08	$46.80
Second	$68.55	$59.81	$56.45	$49.97
Third	$68.96	$61.66	$57.19	$43.81
Fourth	$72.79	$63.42	$58.13	$47.27

The closing Common Stock price on the New York Stock Exchange on February 1, 2013 was $73.87.

Holders:  On February 1, 2013, we had 7,394 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 76 consecutive years. Quarterly cash dividends of $0.175 per share were declared in February, May and August 2011. Cash dividends of $0.20 per share were declared in December 2011, and February, May and August 2012. A dividend of $0.23 per share was declared in December 2012.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2012	10,523	$69.3814	0	15,810,096
November 1-30, 2012	124,301	$71.2211	0	15,810,096
December 1-31, 2012	101,422	$71.8367	0	15,810,096
Total	236,246	$71.4034	0	15,810,096

(1)                       Represents shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                       The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                       As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations of which approximately $279 million of shares remained as of December 31, 2012 to be purchased.  Ecolab expects to complete the remaining portion of its announced $1 billion share repurchase program in 2013. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 64 and 65 of the Annual Report, are incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The material appearing under the heading entitled “Management’s Discussion & Analysis,” located on pages 9 through 27 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the headings entitled “Market Risk” and “European Economy” located on pages 25 and 26 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 28 through 65 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

On December 1, 2011, the Company completed the Nalco merger (see Note 4, Acquisitions and Dispositions, beginning on page 39 of the Annual Report for additional information).  The legacy Nalco businesses have been included in management’s assessment of internal controls over financial reporting as of December 31, 2012.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13.1) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2012 we included Nalco within our assessment of internal control over financial reporting.  There were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 17 and 18 of this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information appearing under the headings entitled “Executive Compensation” and “Director Compensation” located in the Proxy Statement is incorporated herein by reference. However, pursuant to Instructions to Item 407(e)(5) of Securities and Exchange Commission Regulation S-K, the material appearing under the sub-heading “Compensation Committee Report” shall not be deemed to be “filed” with the Commission.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference. Information appearing under the heading entitled “Equity Compensation Plan Information” located in the Proxy Statement is incorporated herein by reference.

A total of 1,011,586 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2012 which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the headings entitled “Director Independence Standards and Determinations” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)		The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

		(i)	Consolidated Statement of Income for the years ended December 31, 2012, 2011 and 2010, Annual Report page 28.

		(ii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, Annual Report page 29.

		(iii)	Consolidated Balance Sheet at December 31, 2012 and 2011, Annual Report page 30.

		(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2012, 2011 and 2010, Annual Report page 31.

		(v)	Consolidated Statement of Equity for the years ended December 31, 2012, 2011 and 2010, Annual Report page 32.

		(vi)	Notes to Consolidated Financial Statements, Annual Report pages 33 through 62.

		(vii)	Report of Independent Registered Public Accounting Firm, Annual Report page 63.

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

(2.2)

Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012.

	(2.3)	First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.

(2.4)

Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012.

	(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013 — Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013.

	(3.2)	By-Laws, as amended through February 26, 2010 — Incorporated by reference to Exhibit (3.2) of our Form 10-K Annual Report for the year ended December 31, 2011.

(4.1)	Common Stock - see Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective January 2, 2013.

(4.3)

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

(4.4)

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008.

(4.5)	Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4.4) above.

(4.6)

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

(4.7)	Forms of 2.375% Notes due 2014 Notes, 3.000% Notes due 2016, 4.350% Notes due 2021 and 5.500% Notes due 2041 — Included in Exhibit (4.6) above.

(4.8)

Third Supplement Indenture, dated as of August 9, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee — Incorporated by reference to Exhibit (4.1) of our Form 10-Q for the quarter ended September 30, 2012.

(4.9)	Form of 1.000% Note due August 9, 2015 — Included in Exhibit (4.8) above.

(4.10)

Fourth Supplemental Indenture, dated as of December 13, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee — Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012.

(4.11)	Form of 1.450% Note due December 8, 2017 — Included in Exhibit (4.10) above.

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

(10.4)

$500 million 364-Day Revolving Credit Facility, dated as of August 10, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated August 10, 2012.

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

(ii) U.S. $2,500,000,000 U.S. Commercial Paper Program

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

(c) Corporate Commercial Paper — Master Note dated July 10, 2000 — Incorporated by reference to Exhibit (10.5)(ii)(c) of our Form 10-K Annual Report for the year ended December 31, 2011.

(d)

Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012 — Incorporated by reference to Exhibit (10.5)(ii)(d) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.6)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012.

(10.7)	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000 - Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000 — Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

(iii)

Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002 — Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

(10.8)	(i)

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

(10.9)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto —

Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.10)

Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

(10.11)	(i)

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

(10.12)

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.16) hereof.

(10.13)

Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2011) — Incorporated by reference to Exhibit (10.12) of our Form 10-K of Annual Report for the year ended December 31, 2011.  See also Exhibit (10.16) hereof.

(10.14)	Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2013). See also Exhibit (10.16) hereof.

(10.15)

Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2011) -  Incorporated by reference to Exhibit (10.15) of our Form 10-K Annual Report for the year ended December 31, 2011.  See also Exhibit (10.16) hereof.

(10.16)

Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011) — Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.17)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

(10.18)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010 — Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

(ii)

Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010) — Incorporated by reference to Exhibit (10-18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

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

(10.25)	(i) Severance Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Company, a subsidiary of Nalco Holding Company.

(ii) Modification dated May 2, 2011 to Severance Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Company.

(iii) Change of Control Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Holding Company.

(iv)

Notification dated July 16, 2012 to Stephen M. Taylor regarding termination effective July 31, 2013 of the Change of Control Agreement dated January 1, 2011 and the Severance Agreement dated January 1, 2011.

(10.26)

Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement — Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

(10.27)

Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant — Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(13.1)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2012 which are incorporated by reference into Parts I and II hereof.

(14.1)	Ecolab Code of Conduct, as amended November 29, 2012.

(21.1)	List of Subsidiaries.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 44 hereof is filed as a part hereof.

(24.1)	Powers of Attorney.

(31.1)	Rule 13a-14(a) Certifications.

(32.1)	Section 1350 Certifications.

(99.1)

Exhibit (99.1) of our Form 8-K filed on April 27, 2012 — Incorporated by reference to unaudited pro forma condensed combined statement of income for the twelve-months ended December 31, 2011 and corresponding footnotes included as part of Exhibit (99.1) of our Form 8-K filed on April 27, 2012.

(101.1)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10.8)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10.10)	Form of Director Indemnification Agreement.

(10.11)	Ecolab Executive Death Benefits Plan.

(10.12)	Ecolab Executive Long-Term Disability Plan.

(10.13)	Ecolab Supplemental Executive Retirement Plan.

(10.14)	Ecolab Mirror Savings Plan.

(10.15)	Ecolab Mirror Pension Plan.

(10.16)	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10.17)	Ecolab Inc. Management Performance Incentive Plan.

(10.18)	Ecolab Inc. Change in Control Severance Compensation Policy.

(10.19)	Description of Ecolab Inc. Management Incentive Plan.

(10.20)	Ecolab Inc. 2002 Stock Incentive Plan.

(10.21)	Ecolab Inc. 2005 Stock Incentive Plan.

(10.22)	Ecolab Inc. 2010 Stock Incentive Plan.

(10.23)	Policy on Reimbursement of Incentive Payments.

(10.24)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.

(10.25)	Change of Control and Severance Agreements between Stephan M. Taylor and Nalco Holding Company.

(10.26)	Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2013.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 26th day of February 2013.

/s/Douglas M. Baker, Jr.	Chairman of the Board and Chief Executive Officer
Douglas M. Baker, Jr.	(Principal Executive Officer and Director)

/s/Daniel J. Schmechel	Chief Financial Officer
Daniel J. Schmechel	(Principal Financial Officer)

/s/John J. Corkrean	Senior Vice President and Corporate Controller
John J. Corkrean	(Principal Accounting Officer)

/s/James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:

Barbara J. Beck, Les S. Biller, Jerry A. Grundhofer, Arthur J. Higgins, Joel W. Johnson, Michael Larson, Jerry W. Levin, Robert L. Lumpkins, Michael Larson, C. Scott O’Hara, Victoria J. Reich, Daniel S. Sanders, Mary M. VanDeWeghe and John J. Zillmer

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing

(2.1)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011.

(2.2)	Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012.

(2.3)	First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Filed herewith electronically.

(2.4)	Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012.

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013.

(3.2)	By-Laws, as amended through February 26, 2010.	Incorporated by reference to Exhibit (3.2) of our Form 10-K Annual Report for the year ended December 31, 2011.

(4.1)	Common Stock.	see Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective January 2, 2013.	Filed herewith electronically.

(4.3)

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee.

Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001.

(4.4)	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008.

(4.5)	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4.4) above.

(4.6)

Second Supplemental Indenture, dated as of December 8, 2011, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee.

Incorporated by reference to Exhibit (4.2) of our Current Report on Form 8-K dated December 5, 2011.

(4.7)		Forms of 2.375% Notes due 2014 Notes, 3.000% Notes due 2016, 4.350% Notes due 2021 and 5.500% Notes due 2041.	Included in Exhibit (4.6) above.

(4.8)

Third Supplement Indenture, dated as of August 9, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee.

Incorporated by reference to Exhibit (4.1) of our Form 10-Q for the quarter ended September 30, 2012.

(4.9)		Form of 1.000% Note due August 9, 2015.	Included in Exhibit (4.8) above.

(4.10)

Fourth Supplemental Indenture, dated as of December 13, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee.

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012.

(4.11)		Form of 1.450% Note due December 8, 2017.	Included in Exhibit (4.10) above.

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

(10.4)

$500 million 364-Day Revolving Credit Facility, dated as of August 10, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., Sumitomo Mitsui Banking Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Credit Suisse AG, Cayman Islands Branch, as co-syndication agents.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated August 10, 2012.

(10.5)		Documents comprising global Commercial Paper Programs.

(i)		U.S. $200,000,000 Euro-Commercial Paper Programme.

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers).

Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(b)	Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(c)	Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005.

	(d)	Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005.

(ii)		U.S. $2,500,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program. The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and RBS Securities Inc.

Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003.

	(b)	Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and JPMorgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003.

	(c)	Corporate Commercial Paper — Master Note dated July 10, 2000.	Incorporated by reference to Exhibit (10.5)(ii)(c) of our Form 10-K Annual Report for the year ended December 31, 2011.

	(d)	Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012.	Incorporated by reference to Exhibit (10.5)(ii)(d) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.6)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012.

(10.7)	(i)	Ecolab Inc. 1997 Stock Incentive Plan, as Amended and Restated as of August 18, 2000.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2000.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants through May 12, 2000.	Incorporated by reference to Exhibit (10)B(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 13, 2000 through May 10, 2002.	Incorporated by reference to Exhibit (10)B(ii) of our Form 10-Q for the quarter ended June 30, 2004.

(10.8)	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan as amended effective May 1, 2004.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 2003.

(ii)

Amendment No. 1 adopted December 15, 2004 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective May 1, 2004, with respect to the American Jobs Creation Act of 2004.

Incorporated by reference to Exhibit (10)F(ii) of our Form 10-K Annual Report for the year ended December 31, 2004.

	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004.

	(v)	Amendment No. 2 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2008.

	(vi)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008.

	(vii)	Amendment No. 3 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan (as Amended and Restated Effective as of May 1, 2004).	Incorporated by reference to Exhibit (10)E(vii) of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.9)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006.

	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011.

(10.10)		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.

(10.11)	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.16) hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998.

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005.

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009.

(10.12)		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.16) hereof.

(10.13)		Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.12) of our Form 10-K of Annual Report for the year ended December 31, 2011. See also Exhibit (10.16) hereof.

(10.14)		Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2013).	Filed herewith electronically.

(10.15)		Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.15) of our Form 10-K Annual Report for the year ended December 31, 2011. See also Exhibit (10.16) hereof.

(10.16)		Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.17)		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009.

(10.18)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010.

	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).	Incorporated by reference to Exhibit (10-18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.19)		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.20)	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002.

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004.

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004.

(10.21)	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005.

	(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008.

	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005.

	(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008.

	(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006.

	(iv)	Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009.

(10.22)	(i)	Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2010.

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010.

	(iii)	Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010.

	(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010.

	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010.

(10.23)		Policy on Reimbursement of Incentive Payments adopted December 4, 2008.	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008.

(10.24)		Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.	Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011.

(10.25)	(i)	Severance Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Company, a subsidiary of Nalco Holding Company.	Filed herewith electronically.

	(ii)	Modification dated May 2, 2011 to Severance Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Company.	Filed herewith electronically.

	(iii)	Change of Control Agreement dated January 1, 2011 between Stephen M. Taylor and Nalco Holding Company.	Filed herewith electronically.

(iv)

Notification dated July 16, 2012 to Stephen M. Taylor regarding termination effective July 31, 2013 of the Change of Control Agreement dated January 1, 2011 and the Severance Agreement dated January 1, 2011.

Filed herewith electronically.

(10.26)		Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

(10.27)		Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant.	Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(13.1)		Those portions of our Annual Report to Stockholders for the year ended December 31, 2012 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14.1)		Ecolab Code of Conduct, as amended November 29, 2012.	Filed herewith electronically.

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm at page 44 hereof is filed as a part hereof.	See page 44 hereof.

(24.1)	Powers of Attorney.	Filed herewith electronically.

(31.1)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(99.1)	Exhibit (99.1) of our Form 8-K filed on April 27, 2012.

Incorporated by reference to unaudited pro forma condensed combined statement of income for the twelve-months ended December 31, 2011 and corresponding footnotes included as part of Exhibit (99.1) of our Form 8-K filed on April 27, 2012.

(101.1)	Interactive Data File.	Filed herewith electronically.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; 333-163838; 333-165130; 333-165132; 333-166646; 333-174028; 333-176601; 333-178300; 333-178302; and 333-184650) and Form S-3 (Registration Nos. 333-178273 and 333-185379) of Ecolab Inc. of our report dated February 26, 2013 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 26, 2013