Form 10-Q
period 2013-03-31
ECOLAB INC
filed 2013-05-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2013.

296,011,975 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share amounts)	2013	2012
	(unaudited)

Net sales	$2,872.1	$2,810.9

Cost of sales (including special charges of $2.0 in 2013 and $76.0 in 2012)	1,564.9	1,614.0

Selling, general and administrative expenses	995.8	989.7

Special (gains) and charges	49.7	41.4

Operating income	261.7	165.8

Interest expense, net (including special charges of $2.2 in 2013 and $18.2 in 2012)	61.5	86.1

Income before income taxes	200.2	79.7

Provision for income taxes	39.2	35.6

Net income including noncontrolling interest	161.0	44.1

Less: Net income (loss) attributable to noncontrolling interest (including special charges of $0.5 in 2013 and $4.5 in 2012)	1.4	(5.6)

Net income attributable to Ecolab	$159.6	$49.7

Earnings attributable to Ecolab per common share
Basic	$0.54	$0.17
Diluted	$0.53	$0.17

Dividends declared per common share	$0.2300	$0.2000

Weighted-average common shares outstanding
Basic	295.4	291.5
Diluted	300.9	297.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	First Quarter Ended
	March 31
(millions)	2013	2012
	(unaudited)

Net income including noncontrolling interest	$161.0	$44.1

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(61.6)	82.4
Gain (loss) on net investment hedge	(2.2)	7.6
	(63.8)	90.0

Derivatives and hedging instruments	3.9	(1.6)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	10.4	7.0

Subtotal	(49.5)	95.4

Total comprehensive income, including noncontrolling interest	111.5	139.5

Less: Comprehensive income (loss) attributable to noncontrolling interest	(7.9)	(5.3)

Comprehensive income attributable to Ecolab	$119.4	$144.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2013	2012
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$824.3	$1,157.8

Accounts receivable, net	2,182.1	2,225.1

Inventories	1,145.3	1,088.1

Deferred income taxes	201.3	205.2

Other current assets	250.4	215.8

Total current assets	4,603.4	4,892.0

Property, plant and equipment, net	2,415.5	2,409.1

Goodwill	5,908.5	5,920.5

Other intangible assets, net	4,022.5	4,044.1

Other assets	346.3	306.6

Total assets	$17,296.2	$17,572.3

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	March 31	December 31
(millions, except shares and per share amounts)	2013	2012
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$497.1	$805.8

Accounts payable	845.0	879.7

Compensation and benefits	405.4	518.8

Income taxes	108.1	77.4

Other current liabilities	828.6	771.0

Total current liabilities	2,684.2	3,052.7

Long-term debt	5,737.1	5,736.1

Postretirement health care and pension benefits	1,219.2	1,220.5

Other liabilities	1,423.2	1,402.9

Total liabilities	11,063.7	11,412.2

Equity (a)
Common stock	343.6	342.1
Additional paid-in capital	4,309.7	4,249.1
Retained earnings	4,112.3	4,020.6
Accumulated other comprehensive loss	(509.2)	(459.7)
Treasury stock	(2,094.7)	(2,075.1)
Total Ecolab shareholders’ equity	6,161.7	6,077.0
Noncontrolling interest	70.8	83.1
Total equity	6,232.5	6,160.1

Total liabilities and equity	$17,296.2	$17,572.3

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 296.0 million shares outstanding at March 31, 2013, 294.7 million shares outstanding at December 31, 2012. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2013	2012
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$161.0	$44.1

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	122.6	115.5
Amortization	62.7	61.7
Deferred income taxes	(26.9)	(18.9)
Share-based compensation expense	21.1	20.9
Excess tax benefits from share-based payment arrangements	(12.3)	(7.1)
Pension and postretirement plan contributions	(19.0)	(26.0)
Pension and postretirement plan expense	35.7	27.3
Restructuring, net of cash paid	(9.2)	17.1
Venezuela currency devaluation	23.4	—
Other, net	4.6	2.7

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	30.1	30.5
Inventories	(54.2)	18.6
Other assets	(50.4)	(45.0)
Accounts payable	(38.0)	(23.9)
Other liabilities	(65.2)	(107.0)

Cash provided by operating activities	$186.0	$110.5

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	First Quarter Ended
	March 31
(millions)	2013	2012
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(129.2)	$(124.2)
Capitalized software expenditures	(6.3)	(4.3)
Property and other assets sold	0.9	2.2
Businesses acquired and investments in affiliates, net of cash acquired	(91.2)	(11.8)
Deposit into indemnification escrow	(8.0)	(1.3)
Release from indemnification escrow	13.0	2.1

Cash used for investing activities	(220.8)	(137.3)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(310.0)	319.6
Long-term debt borrowings	0.2	—
Long-term debt repayments	(1.7)	(1,689.5)
Reacquired shares	(22.2)	(85.3)
Dividends paid	(4.5)	(61.2)
Exercise of employee stock options	32.0	39.5
Excess tax benefits from share-based payment arrangements	12.3	7.1
Other, net	0.4	—

Cash used for financing activities	(293.5)	(1,469.8)

Effect of exchange rate changes on cash	(5.2)	7.0

DECREASE IN CASH AND CASH EQUIVALENTS	(333.5)	(1,489.6)

Cash and cash equivalents, beginning of period	1,157.8	1,843.6

Cash and cash equivalents, end of period	$824.3	$354.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Consolidated Financial Information

The unaudited consolidated financial information for the first quarter ended March 31, 2013 and 2012 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 2, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

In connection with its quarterly report on Form 10-Q for the quarter ended June 30, 2012, the company previously revised its consolidated balance sheet as of December 31, 2011 to correct the jurisdictional netting of long-term deferred tax assets and liabilities. This revision decreased other assets and other liabilities by $56.1 million and did not impact the consolidated statements of income or comprehensive income or the consolidated statement of cash flows for any period. This correction also impacted the March 31, 2012 interim financial statements. In addition to jurisdictional netting, additional classification differences primarily related to the January 2012 debt repayment were identified between deferred income taxes and income taxes payable which together had the net effect of reducing other assets by $57.1 million, income taxes payable by $64.9 million, and increasing other liabilities by $7.8 million as of March 31, 2012. There was no impact to total cash provided by operations on the statement of cash flows for the three months ended March 31, 2012, but cash used by deferred income taxes was reduced by $64.9 million with an offsetting impact to other liabilities within the components of operating cash flows. There was no impact on the consolidated statements of income or comprehensive income. The company believes that these revisions were immaterial to previously issued financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2013	2012
Cost of sales
Restructuring charges	$2.0	$2.1
Recognition of Nalco inventory fair value step-up	—	73.9
Subtotal	2.0	76.0

Special (gains) and charges
Restructuring charges	18.5	26.5
Champion acquisition costs	7.8	—
Nalco merger and integration costs	3.8	14.9
Venezuela currency devaluation	23.4	—
Litigation related charges and other	(3.8)	—
Subtotal	49.7	41.4

Operating income subtotal	51.7	117.4

Interest expense, net
Acquisition debt costs	2.2	—
Debt extinguishment costs	—	18.2
Subtotal	2.2	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	(4.5)
Subtotal	(0.5)	(4.5)

Total special (gains) and charges	$53.4	$131.1

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

The company incurs costs for restructuring activities associated with plans to enhance its efficiency and effectiveness and sharpen its competitiveness. These restructuring plans include costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract terminations. Asset write-downs include leasehold improvement write-downs and other asset write-downs associated with combining operations.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Special (Gains) and Charges (Continued)

Combined Restructuring Plan

In February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe (collectively, the “2011 Restructuring Plan”). Total anticipated charges under this Plan from 2011 through 2013 were expected to be $150 million ($125 million after tax). Through 2012, $134 million of charges ($100 million after tax) were incurred.

In January 2012, following the merger with Nalco Holding Company (“Nalco”), the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). Total anticipated charges from 2012 through 2013 were expected to be $180 million ($120 million after tax) under this Plan. Through 2012, $80 million of charges ($59 million after tax) were incurred.

As the company looks for opportunities to enhance the efficiency and effectiveness of its operations, it has decided that because the objectives of the plans discussed above are aligned, the previously separate restructuring plans should be combined into one plan.

The Combined Restructuring Plan (the “Combined Plan”) will combine opportunities and initiatives from both plans and is expected to be substantially completed by the end of 2013. The Combined Plan will continue to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through the completion of the Combined Plan, the company expects to incur total pretax restructuring charges of approximately $80 million to $100 million ($55 million to $70 million after tax).

The company anticipates that approximately $70 million to $85 million of the total pre-tax charges represent net cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

During the first quarter of 2013, the company recorded restructuring charges of $20.8 million ($14.3 million after tax) under the Combined Plan.

Combined restructuring charges and activity related to Combined Plan since inception of the underlying actions include the following:

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 Activity:
Recorded expense and accrual	$67.1	$0.5	$7.1	$74.7
Cash payments	(22.5)	—	(2.6)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)
Restructuring liability, December 31, 2011	42.4	—	4.5	46.9

2012 Activity:
Recorded expense and accrual	126.1	3.2	10.1	139.4
Cash payments	(62.0)	—	(3.3)	(65.3)
Non-cash charges	—	(3.2)	(3.9)	(7.1)
Effect of foreign currency translation	(0.7)	—	—	(0.7)
Restructuring liability, December 31, 2012	105.8	—	7.4	113.2

2013 Activity:
Recorded expense and accrual	9.7	1.6	9.5	20.8
Cash payments	(20.0)	—	(9.3)	(29.3)
Non-cash charges	—	(1.6)	(0.3)	(1.9)
Effect of foreign currency translation	0.1	—	—	0.1
Restructuring liability, March 31, 2013	$95.6	$—	$7.3	$102.9

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As of March 31, 2013 and December 31, 2012, the remaining liability balance related to the Nalco Restructuring Plan was $2.8 million and $3.4 million, respectively. Cash payments during the three months of 2013 related to this Plan were $0.3 million. The company expects to utilize the remaining liability by the end of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (Continued)

Non-restructuring Special (Gains) and Charges

Nalco merger & integration costs

As a result of the Nalco merger, the company incurred charges of $3.8 million ($2.7 million after tax) and $102.5 million ($77.7 million after tax) during the first quarter of 2013 and 2012, respectively. Nalco related special charges for 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges. Nalco related special charges for 2012 have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income (loss) attributable to noncontrolling interest include the recognition of fair value step-up in Nalco international inventory, which is maintained on a FIFO basis. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense for 2012 include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

Champion acquisition costs

In October 2012, the company entered into an agreement and plan of merger to acquire privately-held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”). On April 10, 2013, subsequent to the close of the company’s first quarter, the company completed its acquisition of Champion.

As a result of the company’s efforts to acquire Champion, the company incurred charges of $10.0 million ($7.1 million after tax), during the first quarter of 2013. Champion acquisition related costs have been included as a component of special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts included in special (gains) and charges include acquisition costs and advisory fees. Amounts included in net interest expense include the interest expense of the company’s $500 million public debt issuance in December 2012 and fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition. Further information related to the acquisition of Champion is included in Note 3.

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte. As a result of the devaluation, during the first quarter of 2013, the company recorded a charge of $22.9 million ($15.0 million after tax), reflected as a component of special (gains) and charges, due to the remeasurement of the local balance sheet. Due to the ownership structure in place in Venezuela, the company also reflected a portion of the impact of the devaluation as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions

Champion acquisition

In October 2012, the company entered into an agreement and plan of merger to acquire Champion. Based in Houston, Texas, Champion is a global energy specialty products and services company delivering product and service-based offerings to the oil and gas industry.

In December 2012, the company amended the acquisition agreement, such that Champion’s downstream business would not be acquired by the company. Further, in April 2013, subsequent to the close of the company’s first quarter, the company entered into a consent agreement with the U.S. Department of Justice requiring Ecolab to take certain steps designed to ensure continued independent competition utilizing Champion technology for deepwater Gulf of Mexico energy services. The amendment and consent agreement discussed above do not significantly impact the value of the acquisition transaction. On April 10, 2013, the company completed its acquisition of Champion. Champion’s sales for the business being acquired by the company were approximately $1.3 billion in 2012. The business will become part of the company’s Global Energy reportable segment starting in the second quarter of 2013.

Pursuant to the terms of the acquisition agreement, after adjustments for assumed debt and other adjustments, the company paid consideration of approximately $2.0 billion (valued based on Ecolab’s closing share price on April 10, 2013), consisting of $1.4 billion in cash and 6.6 million shares of Ecolab common stock. The company deposited approximately $100 million of the consideration in the form of shares of Ecolab common stock in an escrow fund to satisfy adjustments to the consideration and indemnification obligations of the acquired entity’s stockholders (including covenant obligations) for a period of two years following the effective time of the acquisition. Additionally, except under limited circumstances, the company will be required to pay an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental federal tax on the merger consideration as a result of increases in applicable capital gains and investment taxes after December 31, 2012. Such additional payment will be due on January 31, 2014, and will be based on 2013 tax rates as in effect on January 1, 2014.

The company funded the initial cash component of the merger consideration through a $900 million unsecured term loan, initiated in April 2013, the proceeds from the December 2012 issuance of $500 million of 1.450% senior notes due 2017 and commercial paper borrowings backed by its syndicated credit facility. The Champion acquisition is not material to the company’s consolidated financial statements; therefore, pro forma financial information will not be presented. Based on the timing of the close of the transaction, it is impractical to include a preliminary purchase price allocation.

Other significant acquisition activity

2013 Activity

In January 2013, the company completed the acquisition of Mexico-based Quimiproductos S.A. de C.V. (“Quimiproductos”), a wholly-owned subsidiary of Fomento Economico Mexicano, S.A.B. de C.V. Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Central and South America. Annual sales of the business are approximately $43 million. As shown in the table on the following page, approximately $8 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. The business became part of the company’s Global Industrial reportable segment during the first quarter of 2013. The purchase price allocation is preliminary, pending completion of the fair value determination of the acquired assets and liabilities, including valuation of the acquired intangibles.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

2012 Activity

In December 2011, subsequent to the company’s fiscal year end for international operations, the company completed the acquisition of Esoform, an independent Italian healthcare manufacturer focused on infection prevention and personal care. Based outside of Venice, Italy, with annual sales of approximately $12 million, the business is included in the company’s Global Institutional reportable segment. Further information related to the recast of the company’s reportable segments is included in Notes 6 and 13.

Also in December 2011, the company completed the acquisition of the InsetCenter pest elimination business in Brazil. Annual sales of the acquired business are approximately $6 million. The business operations and staff have been integrated with the company’s existing Brazil Pest Elimination business and is included in the company’s Other reportable segment. Further information related to the recast of the company’s reportable segments is included in Notes 6 and 13.

Other significant acquisition summary

Completed acquisitions during the first quarter of 2013 and all of 2012 were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. As shown in the table below, during the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller. The 2013 contingent consideration activity relates to payments on legacy Nalco acquisitions. The 2012 contingent consideration relates to immaterial acquisitions completed during 2012. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions during the first quarter 2013 and 2012 are shown in the following table.

	First Quarter Ended
	March 31
(millions)	2013	2012

Net tangible assets acquired	$(4.2)	$1.7
Identifiable intangible assets
Customer relationships	47.2	2.3
Trademarks	0.1	0.1
Patents	—	2.8
Other technology	—	0.2
Total intangible assets	47.3	5.4
Goodwill	33.3	14.2
Total aggregate purchase price	76.4	21.3
Contingent consideration	9.8	(2.6)
Liability for indemnification	5.0	(0.8)
Net cash paid for acquisitions	$91.2	$17.9

The weighted average useful lives of identifiable intangible assets acquired in the above table during the three months of 2013 and 2012 were 13 and 12 years, respectively.

Dispositions

There were no significant business disposals during the first quarter of 2013 or 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Balance Sheet Information

	March 31	December 31
(millions)	2013	2012
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,254.5	$2,298.3
Allowance for doubtful accounts	(72.4)	(73.2)
Total	$2,182.1	$2,225.1

Inventories
Finished goods	$816.5	$774.3
Raw materials and parts	348.6	338.3
Inventories at FIFO cost	1,165.1	1,112.6
Excess of FIFO cost over LIFO cost	(19.8)	(24.5)
Total	$1,145.3	$1,088.1

Property, plant and equipment, net
Land	$163.5	$158.9
Buildings and improvements	566.2	562.1
Leasehold improvements	79.8	80.5
Machinery and equipment	1,288.8	1,281.2
Merchandising and customer equipment	1,772.1	1,812.5
Capitalized software	392.5	385.7
Construction in progress	247.6	207.2
	4,510.5	4,488.1
Accumulated depreciation	(2,095.0)	(2,079.0)
Total	$2,415.5	$2,409.1

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$2,625.0	$2,588.6
Trademarks	185.3	185.2
Patents	416.2	414.7
Other technology	174.6	174.8
	$3,401.1	$3,363.3
Accumulated amortization
Customer relationships	$(417.3)	$(373.1)
Trademarks	(54.1)	(51.2)
Patents	(73.3)	(65.6)
Other technology	(63.9)	(59.3)
Other intangible assets, net	$4,022.5	$4,044.1

Other assets
Deferred income taxes	$83.6	$51.0
Pension	7.1	7.0
Other	255.6	248.6
Total	$346.3	$306.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Balance Sheet Information (Continued)

	March 31	December 31
(millions)	2013	2012
	(unaudited)
Other current liabilities
Discounts and rebates	$253.0	$244.4
Dividends payable	68.0	—
Interest payable	62.6	19.5
Taxes payable, other than income	81.7	97.3
Derivative liabilities	12.7	9.9
Restructuring	105.7	116.6
Other	244.9	283.3
Total	$828.6	$771.0

Other liabilities
Deferred income taxes	$1,190.3	$1,174.2
Income taxes payable - non-current	78.1	81.5
Other	154.8	147.2
Total	$1,423.2	$1,402.9

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(9.7)	$(13.6)
Unrecognized pension and postretirement benefit expense, net of tax	(602.3)	(613.8)
Cumulative translation, net of tax	102.8	167.7
Total	$(509.2)	$(459.7)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                    Debt and Interest

	March 31	December 31
(millions)	2013	2012
	(unaudited)
Short-term debt
Commercial paper	$275.0	$593.7
Notes payable	53.7	44.5
Long-term debt, current maturities	168.4	167.6
Total	$497.1	$805.8

As of March 31, 2013, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016 and a $500 million, 364 day credit facility, which expires in August 2013. The credit facilities support the company’s U.S. commercial paper program, which, as shown in the previous table, had $275 million and $594 million outstanding as of March 31, 2013 and December 31, 2012, respectively.

Long-term debt
Description / 2013 Principal Amount
Series A private placement senior euro notes (125 million euro)	$163.2	$162.3
Series B private placement senior euro notes (175 million euro)	228.5	227.3
Seven year 2008 senior notes ($250 million)	249.5	249.4
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.8	499.8
Five year 2011 senior notes ($1.25 billion)	1,248.2	1,248.1
Ten year 2011 senior notes ($1.25 billion)	1,249.3	1,249.3
Thirty year 2011 senior notes ($750 million)	742.6	742.6
Three year 2012 senior notes ($500 million)	499.8	499.8
Five year 2012 senior notes ($500 million)	499.6	499.6
Capital lease obligations	13.7	13.8
Other	11.3	11.7
Total debt	5,905.5	5,903.7
Long-term debt, current maturities	(168.4)	(167.6)
Total long-term debt	$5,737.1	$5,736.1

In November 2012, the company entered into a $900 million term loan credit agreement with various banks. Under the agreement, which had not been drawn upon as of March 31, 2013, the term loan will bear interest at a floating base rate plus a credit rating based margin.

In April 2013, in connection with the close of the Champion transaction, the company initiated term loan borrowings of $900 million. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by the third anniversary date of the funding date. Further information related to the acquisition of Champion is included in Note 3.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                    Debt and Interest (continued)

Interest expense and interest income recognized during the first quarter ended 2013 and 2012 were as follows:

	First Quarter Ended
	March 31
(millions)	2013	2012

Interest expense	$65.0	$88.7
Interest income	(3.5)	(2.6)
Interest expense, net	$61.5	$86.1

The decrease in interest expense was driven primarily by the inclusion of an $18.2 million loss on extinguishment of Nalco debt, recognized in the first quarter of 2012.

6.                          Goodwill and Other Intangible Assets

Goodwill

The company tests goodwill for impairment on an annual basis during the second quarter. The company’s reporting units are its operating segments, which subsequent to the change in the company’s organizational model during the first quarter of 2013 are discussed below. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the ongoing performance of the company’s operating units, updating the impairment testing during the first quarter of 2013 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The merger with Nalco resulted in the addition of $4.5 billion of goodwill. Subsequent performance of the reporting units acquired through the Nalco merger relative to projections used for the purchase price allocation of goodwill could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate significantly due to working capital changes or other reasons that did not proportionately increase fair value.

Effective in the first quarter of 2013, the company changed its reportable segments due to a change in its underlying organizational model designed to support the business following the Nalco merger and to facilitate global growth. The company did not operate under the realigned reportable segment structure prior to 2013. The company’s new segment structure will focus on global businesses, with its ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

•                  Global Industrial consists of the Global Water, Global Food & Beverage, Global Paper and Global Textile Care operating units.

•                  Global Institutional consists of the Global Institutional, Global Specialty and Global Healthcare operating units.

•                  Global Energy consists of the Global Energy operating unit.

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

Based on the changes in the company’s organizational model, the company has preliminarily updated its goodwill allocation both for March 31, 2013, as well as December 31, 2012. Reported goodwill amounts by reportable segment remain subject to change as the company finalizes its underlying allocation procedures. The company expects to finalize its procedures in the second quarter of 2013. No impairments were noted in connection with the preliminary goodwill allocation procedures performed.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                          Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the three months ended March 31, 2013 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2012	$2,750.0	$725.0	$2,325.3	$120.2	$5,920.5
Current year business acquisitions(a)	33.3	—	—	—	33.3
Effect of foreign currency translation	(21.2)	(5.5)	(17.7)	(0.9)	(45.3)
Goodwill as of March 31, 2013	$2,762.1	$719.5	$2,307.6	$119.3	$5,908.5

(a)         For 2013, none of the goodwill related to businesses acquired is expected to be tax deductible.

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. The $1.2 billion carrying value of this asset is tested for impairment on an annual basis during the second quarter. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2013 and 2012 was $60.5 million and $59.3 million, respectively. As of March 31, 2013, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2013 (Remainder: nine-month period)	$182
2014	227
2015	225
2016	220
2017	217

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2013
	Carrying	Fair Value Measurements
March 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$2.1	$2.1	$—	$—
Foreign currency forward contracts	12.1	—	12.1	—

Liabilities:
Foreign currency forward contracts	12.7	—	12.7	—
Contingent consideration obligations	13.7	—	—	13.7

	2012
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$2.2	$2.2	$—	$—
Foreign currency forward contracts	6.5	—	6.5	—

Liabilities:
Foreign currency forward contracts	9.9	—	9.9	—
Contingent consideration obligations	23.2	—	—	23.2

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                    Fair Value Measurements (continued)

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the three months ended March 31, 2013 were as follows:

(millions)
Contingent consideration, December 31, 2012	$23.2
Liabilities recognized at acquisition date	—
Loss (gain) recognized in earnings	0.2
Settlements	(9.8)
Foreign currency translation	0.1
Contingent consideration, March 31, 2013	$13.7

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$5,905.5	$6,344.7	$5,903.7	$6,417.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Derivatives and Hedging Transactions

Derivative Instruments and Hedging

The company uses foreign currency forward contracts, interest rate swaps and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company does not hold derivative financial instruments of a speculative nature or for trading purposes. The company records all derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. For derivatives designated as cash flow hedges, the effective portion of changes in fair value of hedges is initially recognized in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheet. Amounts recorded in AOCI are reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

The company is exposed to credit loss in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. The company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the company’s derivative balance is not considered necessary.

Derivatives Designated as Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including: inventory purchases and intercompany royalty and management fee payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in AOCI until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All hedged transactions are forecasted to occur within the next twelve months.

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur. The company did not have any forward starting interest rate swap agreements outstanding at March 31, 2013 or December 31, 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                    Derivatives and Hedging Transactions (Continued)

Derivatives Not Designated as Hedging Instruments

The company also uses foreign currency forward contracts to offset its exposure to the change in value of certain foreign currency denominated assets and liabilities held at foreign subsidiaries, primarily receivables and payables, which are remeasured at the end of each period. Although the contracts are effective economic hedges, they are not designated as accounting hedges. Therefore, changes in the value of these derivatives are recognized immediately in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

Derivative Summary

The following table summarizes the fair value of the company’s outstanding derivatives. The amounts represent gross values of derivative assets and liabilities and are included in other current assets and other current liabilities on the Consolidated Balance Sheet.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2013	2012	2013	2012

Derivatives designated as hedging instruments

Foreign currency forward contracts	$3.2	$0.8	$1.0	$1.7

Derivatives not designated as hedging instruments

Foreign currency forward contracts	8.9	5.7	11.7	8.2

Total	$12.1	$6.5	$12.7	$9.9

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, there would be a net liability of $0.6 million and $3.4 million as of March 31, 2013 and December 31, 2012, respectively.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1.2 billion at March 31, 2013, and $1.3 billion at December 31, 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                    Derivatives and Hedging Transactions (Continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2013	2012

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$3.6	$(2.9)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$(0.3)	$0.5
	SG&A	—	0.1
		(0.3)	0.6

Interest rate swap	Interest expense, net	(0.7)	(0.7)
		$(1.0)	$(0.1)

Loss recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.4)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                    Derivatives and Hedging Transactions (Continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2013	2012

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$(6.3)	$(3.9)
	Interest expense, net	(1.2)	(2.2)
		$(7.5)	$(6.1)

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($392 million as of March 31, 2013) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures.

In the third quarter of 2012, the company entered into a forward contract with a notional amount of euro 100 million to hedge an additional portion of the company’s net investment in euro functional subsidiaries. The forward contract was renewed and remained open as of March 31, 2013.

The revaluation gains and losses on the euronotes and forward contract, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2013	2012

Revaluation gains (losses), net of tax	$(2.2)	$7.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                                      Other Comprehensive Income Information

The following table provides other comprehensive income information related to the company’s derivatives and hedging instruments.

	First Quarter Ended
(millions)	2013	2012
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$3.6	$(2.9)

(Gains) losses reclassified from AOCI into income
Cost of sales	0.3	(0.5)
SG&A	—	(0.1)
Interest expense, net	0.7	0.7
	1.0	0.1
Translation & other insignificant activity	0.5	0.5
Tax impact	(1.2)	0.7
Net of tax	$3.9	$(1.6)

Pension & Postretirement Benefits
Amount reclassified from AOCI
Actuarial losses	$18.7	$12.4
Prior service costs	(1.9)	(1.1)
	16.8	11.3
Tax impact	(6.4)	(4.3)
Net of tax	$10.4	$7.0

See Note 12 for information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

10.                               Shareholders’ Equity

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.                               Shareholders’ Equity (continued)

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions. As of March 31, 2013, 15,810,096 shares remained to be repurchased under the company’s repurchase authorization and approximately $279 million remained to be purchased as part of the $1.0 billion program discussed above. The company expects to complete this remaining portion of the $1.0 billion share repurchase program in 2013.

11.                               Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share amounts)	2013	2012

Net income attributable to Ecolab	$159.6	$49.7

Weighted-average common shares outstanding
Basic	295.4	291.5
Effect of dilutive stock options, units and awards	5.5	6.4
Diluted	300.9	297.9

Earnings attributable to Ecolab per common share
Basic	$0.54	$0.17
Diluted	$0.53	$0.17

Anti-dilutive securities excluded from computation of earnings per share	2.7	3.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                               Pension and Postretirement Plans

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2013	2012	2013	2012	2013	2012
Service cost	$17.1	$12.6	$9.1	$7.3	$1.5	$1.3
Interest cost on benefit obligation	21.2	22.3	11.9	11.9	2.7	3.2
Expected return on plan assets	(32.5)	(31.8)	(11.8)	(10.5)	(0.3)	(0.3)
Recognition of net actuarial loss	15.6	11.3	2.9	1.0	0.2	0.1
Amortization of prior service benefit	(1.7)	(1.0)	(0.1)	(0.1)	(0.1)	—
	$19.7	$13.4	$12.0	$9.6	$4.0	$4.3

As of March 31, 2013, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

Based on plan asset values as of December 31, 2011, the company was required to make contributions of $38 million to its Nalco U.S. pension plan during 2012. During the first three months of 2012, $8 million was funded to the Nalco U.S. pension plan. During 2012, a total of $180 million was funded to the Nalco U.S. plan. Effective December 31, 2012, the Nalco U.S. qualified pension plan merged into the Ecolab U.S. qualified pension plan. No contributions are anticipated to be made to the U.S. qualified pension plan during 2013.

During the first three months of 2013, the company made payments of $1 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $9 million more to such plans during the remainder of 2013.

The company contributed $13 million to its international pension benefit plans during the first three months of 2013. The company currently estimates that it will contribute approximately $37 million more to the international pension benefit plans during the remainder of 2013.

During the first three months of 2013, the company made payments of $5 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately $15 million more to such plans during the remainder of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                               Operating Segments

Effective in the first quarter of 2013, the company changed its reportable segments due to a change in its underlying organizational model designed to support the business following the Nalco merger and to facilitate global growth. The company did not operate under the realigned reportable segment structure prior to 2013. The company’s new segment structure will focus on global businesses, with its ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

•                  Global Industrial consists of the Global Water, Global Food & Beverage, Global Paper and Global Textile Care operating units.

•                  Global Institutional consists of the Global Institutional, Global Specialty and Global Healthcare operating units.

•                  Global Energy consists of the Global Energy operating unit.

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

For periods prior to its disposition in December 2012, the Vehicle Care operating unit was included within the Other reportable segment within the realigned reportable segment structure.

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger intangible assets and certain merger integration costs. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income.

The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues. The international amounts included within each of the company’s four reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2013.

The following tables present net sales and operating income (loss) by reportable segment, reflecting the impact of the segment structure changes discussed above, with first quarter 2012 recast under the same structure utilized for the first quarter 2013:

	First Quarter Ended
	March 31
(millions)	2013	2012
Net Sales
Global Industrial	$1,140.7	$1,129.9
Global Institutional	974.7	951.3
Global Energy	579.1	538.9
Other	167.3	175.5
Subtotal at fixed currency rates	2,861.8	2,795.6
Effect of foreign currency translation	10.3	15.3
Consolidated	$2,872.1	$2,810.9

Operating Income
Global Industrial	$117.1	$98.1
Global Institutional	145.3	132.9
Global Energy	78.8	82.1
Other	20.6	19.9
Corporate	(100.9)	(167.3)
Subtotal at fixed currency rates	260.9	165.7
Effect of foreign currency translation	0.8	0.1
Consolidated	$261.7	$165.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.             Commitments and Contingencies

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general and product liability, automobile claims, health care claims, environmental matters and lawsuits. The company is also subject to various claims and contingencies related to income taxes, and also has contractual obligations related to lease commitments.

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

Matters Related to Wage Hour Claims

The company is a defendant in six pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of the six suits, two have been certified for class action status, three seek class certification and one has reached a tentative settlement. Doug Ladore v. Ecolab Inc., et al., United States District Court for the Central District of California, case no. CV 11-9386 GAF (FMOx), is a wage hour class action brought on behalf of California Pest Elimination employees. The case has been certified for class treatment, and on January 22, 2013, the plaintiffs’ motion for summary judgment was granted and the court found that the class of employees was entitled to overtime pay. On February 22, 2013, pursuant to court-ordered mediation, the company reached a preliminary settlement with the plaintiffs, which remains subject to court approval. The company has established an accrual for the settlement amount, which is not material to its operations or financial position. A second suit, a California state action, has been certified for class treatment of California Institutional employees. Three of the other wage hour suits seek certification of a state class of certain Institutional or Pest Elimination division associates.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Commitments and Contingencies

The matter involving the Institutional employees also seeks nationwide certification of alleged FLSA violations. In the matter involving Pest Elimination employees, the Court has dismissed the alleged FLSA violation. One suit also seeks certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination. Tentative settlement, subject to Court approval, has been reached in a matter involving a California class of technicians in the company’s Equipment Care subsidiary (formerly GCS). Final settlement has been reached in an additional wage hour matter involving a national class of certain independent contractors in the company’s Other segment (formerly U.S. Other Services) and the proceeds distributed. The class in each of these settlements was certified for settlement purposes only. The settlement amounts are not material to the company’s operations or financial position.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” Nalco Company cooperated with this testing process and continued to supply COREXIT, as requested by BP and government authorities. After review and testing of a number of dispersants, on June 30, 2010, and on August 2, 2010, the EPA released toxicity data for eight oil dispersants.

The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant has been applied. Nalco Company has encouraged ongoing monitoring and review of COREXIT and other dispersants and has cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.       Commitments and Contingencies

Putative Class Action Litigation

In June, July and August 2010, in April 2011 and in April 2012, Nalco Company was named, along with other unaffiliated defendants, in nine putative class action complaints filed in either the United States District Court for the Eastern District of Louisiana (Parker, et al. v. Nalco Company, et al., Civil Action No. 2:10-cv-01749-CJB-SS; Harris, et al. v. BP, plc, et al., Civil Action No. 2:10-cv-02078-CJBSS; Irelan v. BP Products, Inc., et al., Civil Action No. 11-cv-00881; Adams v. Louisiana, et al., Civil Action No. 11-cv-01051; Elrod, et al. v. BP Exploration & Production Inc., et al., 12-cv-00981), the United States District Court for the Southern District of Alabama, Southern Division (Lavigne, et al. v. BP PLC, et al., Civil Action No. 1:10-cv-00222-KD-C; Wright, et al. v. BP, plc, et al., Civil Action No. 1:10-cv-00397-B) or the United States District Court for the Northern District of Florida, Pensacola Division (Walsh, et al. v. BP, PLC, et al., Civil Action No. 3:10-cv-00143- RV-MD; Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT) on behalf of various potential classes of persons who live and work in or derive income from the Coastal Zone. The Parker, Lavigne and Walsh cases have since been voluntarily dismissed. Each of the remaining actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in each of these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

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

14.    Commitments and Contingencies

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Commitments and Contingencies

On May 18, 2012, Nalco filed a motion for summary judgment against the claims in the “B3” Master Complaint, on the grounds that: (i) Plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Contingency Plan; and (ii) Nalco is entitled to derivative immunity from suit. On November 28, 2012, the Court granted Nalco’s motion and dismissed with prejudice the claims in the “B3” Master Complaint asserted against Nalco. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the “B3” Master Complaint remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

On April 3, 2013, Nalco was named, along with other, unaffiliated defendants, in Duong , et al., v. BP America Production Company, et al., Case No. 13-cv-00605 (E.D. La.).  The complaint generally alleges, among other things, negligence relating to the Deepwater Horizon oil spill and use of chemical dispersants.  The complaint seeks unspecified compensatory and punitive damages.  On April 8, 2013, Nalco was named, along with other, unaffiliated defendants, in Fitzgerald v. BP Exploration, et al., Case No. 13-cv-00650 (E.D. La.). The complaint generally alleges, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants.  The complaint seeks unspecified compensatory and punitive damages.  Both cases are consolidated in MDL 2179 and subject to the MDL Court’s November 28, 2012 order.

On April 18, 2012, BP and the Plaintiffs’ Steering Committee (“PSC”) for MDL 2179 filed motions for preliminary approval of two proposed class action settlements: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Energy Services, LP, Nalco Holding Company, Nalco Finance Holdings LLC, Nalco Finance Holdings Inc., Nalco Holdings LLC and Nalco Company. Potential class members were permitted to opt-out of the settlements. The opt-out period closed November 1, 2012. The court permitted potential class members to revoke their opt-outs until the date final settlement approval was entered.

On May 2, 2012, the Court preliminarily approved the Medical Benefits Class Action Settlement and Economic and Property Damages Class Action Settlement. A hearing to consider the fairness, reasonableness and adequacy of the proposed settlements took place on November 8, 2012. On December 24, 2012, the Court granted final approval of the Economic and Property Damages Class Action Settlement. On January 11, 2013, the Court granted final approval of the Medical Benefits Class Action Settlement.

Nalco Company, the incident defendants and the other responder defendants have been named as first party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against Nalco Company and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, Nalco Company filed counterclaims against the Cross Claimants. In its counterclaims, Nalco Company generally alleges that if it is found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, it is entitled to contribution or indemnity from the Cross Claimants.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Commitments and Contingencies

Other Related Actions

In March 2011, Nalco Company was named, along with other unaffiliated defendants, in an amended complaint filed by an individual in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Franks v. Sea Tow of South Miss, Inc., et al., Cause No. A2402-10-228 (Circuit Court of Harrison County, Mississippi)). The amended complaint generally asserts, among other things, negligence and strict product liability claims relating to the plaintiff’s alleged exposure to chemical dispersants manufactured by Nalco Company. The plaintiff seeks unspecified compensatory damages, medical expenses, and attorneys’ fees and costs. Plaintiff’s allegations place him within the scope of the MDL 2179 Medical Benefits Class.  In approving the Medical Benefits Settlement, the MDL 2179 Court barred Medical Benefits Settlement class members from prosecuting claims of injury from exposure to oil and dispersants related to the Response.  As a result of the MDL court’s order, on April 11, 2013, the Mississippi court stayed proceedings in the Franks case.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    New Accounting Pronouncements

In December 2011, the FASB issued a final standard on balance sheet offsetting disclosures. A clarification in the scope of the final standard was issued in January 2013 and requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The company adopted this guidance effective January 1, 2013. See Note 8 for applicable disclosures.

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

In February 2013, the FASB issued a final standard on the reporting of amounts reclassified out of accumulated other comprehensive income. The guidance was issued to improve the reporting of reclassifications out of AOCI. The company adopted this guidance effective January 1, 2013. See Note 9 for applicable disclosures.

In March 2013, the FASB issued a final standard to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. The company is currently evaluating the impact of adoption.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2013, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month period ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 2, 2013

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012.

This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Reportable Segments

Effective in the first quarter of 2013, we changed our reportable segments due to a change in our underlying organizational model designed to support the business following the Nalco merger and facilitate global growth. We did not operate under the realigned reportable segment structure prior to 2013. As a result of the change, our new segment structure will focus on global businesses, with our ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

•                  Global Industrial consists of the Global Water, Global Food & Beverage, Global Paper and Global Textile Care operating units.

•                  Global Institutional consists of the Global Institutional, Global Specialty and Global Healthcare operating units.

•                  Global Energy consists of the Global Energy operating unit.

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

For periods prior to its disposition in December 2012, the Vehicle Care operating unit was included within the Other reportable segment within the realigned reportable segment structure.

All comparisons and discussion throughout the MD&A are based on the new segment structure implemented in the first quarter of 2013 as discussed above.

Fixed Currency Foreign Exchange Rates

We evaluate the performance of our international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts for all periods presented are updated annually based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2013.

Overview of the First Quarter Ended March 31, 2013

First quarter 2013 sales increased 2% compared to first quarter 2012 sales, led by good results from Global Food & Beverage and Global Specialty. Excluding the impact of acquisitions and divestitures, fixed currency sales grew 3% in the first quarter of 2013. First quarter 2013 operating income and diluted earnings per share attributable to Ecolab increased 58% and 212%, respectively, compared to first quarter 2012 results.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the First Quarter Ended March 31, 2013 (continued)

Both 2013 and 2012 results of operations included special (gains) and charges as well as discrete tax items which impact the year-over-year comparisons. Excluding special (gains) and charges from both 2013 and 2012 results, first quarter 2013 adjusted operating income increased 11% when compared to first quarter 2012 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong at 20% in the first quarter versus the prior year first quarter.

Sales Performance

As summarized in the tables on pages 40 and 47:

•                  First quarter 2013 sales increased 2% to $2.9 billion. Excluding the impact of acquisitions and divestitures, fixed currency sales increased 3% comparing first quarter 2013 against first quarter 2012.

•                  Fixed currency sales for our Global Industrial segment increased 1% to $1,141 million when comparing first quarter 2013 against first quarter 2012. Excluding the impact of acquisitions, fixed currency sales were flat. Growth in Global Food & Beverage was offset by declines in Global Water and Global Paper.

•                  First quarter 2013 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 2% to $975 million. Within this segment, Global Specialty’s growth was double digits, Global Healthcare sales grew moderately and the Global Institutional operating unit sales were flat.

•                  Fixed currency sales for our Global Energy segment increased 7% to $579 million when comparing first quarter 2013 against first quarter 2012.

•                  First quarter 2013 Other segment sales, when measured in fixed rates of currency exchange, decreased 5% to $167 million. Excluding the impact of the Vehicle Care divestiture, our Other segment fixed currency sales increased 5%.

Financial Performance

As summarized in the tables on pages 44 through 46:

•                  First quarter 2013 operating income increased 58% to $262 million compared to first quarter 2012 operating income of $166 million. Excluding the impact of special (gains) and charges from both 2013 and 2012 reported results, 2013 adjusted operating income increased 11% when compared to 2012 adjusted operating income. First quarter adjusted fixed currency operating income increased 10% when compared to 2012 adjusted fixed currency operating income.

•                  First quarter 2013 net income attributable to Ecolab increased 221% to $160 million. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted net income attributable to Ecolab increased 20% compared to the prior year’s first quarter.

•                  First quarter diluted earnings per share attributable to Ecolab of $0.53 increased 212% compared to the first quarter of 2012. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted diluted earnings per share attributable to Ecolab increased 20% to $0.60 for the first quarter of 2013 compared to $0.50 in the first quarter of 2012.

•                  Our effective income tax rate was 19.6% for the first quarter of 2013 compared to 44.7% for the first quarter of 2012. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2013 and 2012 results, our adjusted effective income tax rate was 28.2% and 30.7% for the first quarter of 2013 and 2012, respectively.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013

Net Sales

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Reported GAAP net sales	$2,872.1	$2,810.9	2%
Effect of foreign currency translation	(10.3)	(15.3)
Non-GAAP fixed currency net sales	$2,861.8	$2,795.6	2%

As shown in the previous table, foreign currency exchange had minimal impact on sales growth during the first quarter of 2013. The percentage change components of the period-over-period 2013 sales increase are shown below:

First Quarter Ended
(percent)	March 31, 2013

Volume	1%
Price changes	1
Fixed currency sales increase, excluding acquisitions and divestitures	3
Acquisitions & divestitures	—
Fixed currency sales increase	2
Foreign currency exchange	—
Total net sales increase	2%

Note: Amounts in the table above do not necessarily sum due to rounding.

Gross Profit Margin

	First Quarter Ended
	March 31
(percent)	2013	2012

Reported GAAP gross margin	45.5%	42.6%
Special gains and charges	0.1	2.7
Non-GAAP adjusted gross margin	45.6%	45.3%

Our gross profit margin (“gross margin”) is defined as sales less cost of sales divided by sales. Our reported gross margin was 45.5% and 42.6% for the first quarter of 2013 and 2012, respectively.

Our first quarter 2013 reported gross margin was negatively impacted by restructuring charges of $2.0 million. Our first quarter 2012 reported gross margin was negatively impacted by the recognition of fair value step-up in Nalco inventory of $73.9 million and restructuring charges of $2.1 million. Excluding the impact of these items, our first quarter 2013 adjusted gross margin was 45.6%, which compared against a first quarter 2012 adjusted gross margin of 45.3%.

The increase in the first quarter 2013 adjusted gross margin as compared to the first quarter 2012 adjusted gross margin was driven by pricing gains, sales volume increases, synergies and cost savings which outpaced increased delivered product costs and unfavorable Global Energy business mix.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of reported net sales were 34.7% for the first quarter of 2013 compared to the 35.2% in 2012.

The decrease in expense percentage during 2013 was driven by leverage from sales gains, synergies and cost savings, which more than offset investments and other cost increases.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2013	2012
Cost of sales
Restructuring charges	$2.0	$2.1
Recognition of Nalco inventory fair value step-up	—	73.9
Subtotal	2.0	76.0

Special (gains) and charges
Restructuring charges	18.5	26.5
Champion acquisition costs	7.8	—
Nalco merger and integration costs	3.8	14.9
Venezuela currency devaluation	23.4	—
Litigation related charges and other	(3.8)	—
Subtotal	49.7	41.4

Operating income subtotal	51.7	117.4

Interest expense, net
Acquisition debt costs	2.2	—
Debt extinguishment costs	—	18.2
Subtotal	2.2	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	(4.5)
Subtotal	(0.5)	(4.5)

Total special (gains) and charges	$53.4	$131.1

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Special (Gains) and Charges (continued)

Restructuring charges

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, sharpen its competitiveness and accelerate its growth and profitability. Additionally, restructuring has been and will continue to be undertaken outside of Europe (collectively, the “2011 Restructuring Plan”). Total anticipated charges from this Plan from 2011 through 2013 were expected to be $150 million ($125 million after tax), with expected annualized cost savings of approximately $120 million ($100 million after tax) when fully realized. Through 2012, $134 million of charges ($100 million after tax) or $0.37 per diluted share were incurred, and cumulative cost savings were approximately $70 million.

In January 2012, following the merger with Nalco, the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). Total anticipated charges from 2012 through 2013 were expected to be $180 million ($120 million after tax), under this Plan with expected annual pre-tax cost savings, along with cost synergies in connection with the merger, of approximately $250 million when fully realized. Through 2012, $80 million of charges ($59 million after tax), or $0.20 per diluted share were incurred, and cumulative cost savings were approximately $75 million.

As we look for opportunities to enhance the efficiency and effectiveness of our operations, we have decided that because the objectives of the plans discussed above are aligned, the previously separate restructuring plans should be combined into one plan.

The Combined Restructuring Plan (the “Combined Plan”) will combine opportunities and initiatives from both plans and is expected to be substantially completed by the end of 2013. The Combined Plan will continue to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through the completion of the Combined Plan, we expect to incur total pretax restructuring charges of approximately $80 million to $100 million ($55 million to $70 million after tax).

We anticipate that approximately $70 million to $85 million of the total pre-tax charges will represent net cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

We anticipate cumulative savings and synergies achieved from the Combined Plan will be the same as those anticipated under the original Merger Restructuring Plan of approximately $135 million in 2013 and $250 million on an annual basis with the run rate achieved by the end of 2014 and under the original 2011 Restructuring Plan of approximately $120 million of annual cost savings primarily within the European operations. The European savings are expected to be enhanced by synergies within the Merger Restructuring Plan associated with combining the legacy Ecolab European business with the additional European operations acquired with the Nalco merger.

During the first quarter of 2013, we recorded restructuring charges of $20.8 million ($14.3 million after tax) or $0.05 per diluted share under the Combined Plan.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Special (Gains) and Charges (continued)

Non-restructuring special (gains) and charges

Nalco merger & integration costs

As a result of the Nalco merger, during the first quarter of 2013 and 2012, we incurred charges of $3.8 million ($2.7 million after tax), or $0.01 per diluted share and $102.5 million ($77.7 million after tax), or $0.26 per diluted share, respectively. Nalco related special charges for 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges. Nalco related special charges for 2012 have been included as a component of cost of sales, special (gains) and charges, net interest expense and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts within cost of sales and net income (loss) attributable to noncontrolling interest include the recognition of fair value step-up in Nalco international inventory, which is maintained on a FIFO basis. Amounts within special (gains) and charges include merger and integration charges. Amounts within net interest expense include a loss on the extinguishment of Nalco’s senior notes, which were assumed as part of the merger.

Champion acquisition costs

As a result of our efforts to acquire Champion, we incurred charges of $10.0 million ($7.1 million after tax), or $0.02 per diluted share, during the first quarter of 2013. Champion acquisition related costs have been included as a component of special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts included in special (gains) and charges include acquisition costs and advisory fees. Amounts included in net interest expense include the interest expense of the company’s $500 million public debt issuance in December 2012 and fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte. As a result of the devaluation, during the first quarter of 2013, we recorded a charge of $22.9 million ($15.0 million after tax) or $0.05 per diluted share, due to the remeasurement of the local balance sheet. Due to the ownership structure in place in Venezuela, we also reflected the impact of the devaluation as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Operating Income

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Reported GAAP operating income	$261.7	$165.8	58%
Special gains and charges	51.7	117.4
Non-GAAP adjusted operating income	313.4	283.2	11%
Effect of foreign currency translation	(0.8)	(0.1)
Non-GAAP adjusted fixed currency operating income	$312.6	$283.1	10%

Reported operating income of $262 million in the first quarter of 2013 increased 58% compared to first quarter 2012 reported operating income of $166 million.

Our reported operating income for both 2013 and 2012 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from first quarter 2013 and 2012 reported results, first quarter 2013 adjusted operating income increased 11% when compared against first quarter 2012 adjusted operating income.

Foreign currency had a slightly positive impact on operating income growth as shown in the previous table. The 2013 adjusted fixed currency operating income increase as compared to 2012 adjusted fixed currency operating income was driven by pricing, sales volume gains, synergies and cost savings which more than offset increased delivered product costs and investments in the business.

Interest Expense, Net

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Reported GAAP net interest expense	$61.5	$86.1	(29)%
Adjustments:
Special gains and charges	(2.2)	(18.2)
Non-GAAP adjusted net interest expense	$59.3	$67.9	(13)%

Reported net interest expense totaled $62 million in the first quarter of 2013, compared with $86 million in the first quarter of 2012.

Our reported net interest expense for both 2013 and 2012 was impacted by special gains and charges. Excluding the impact of special gains and charges from first quarter 2013 and 2012 reported results, first quarter 2013 adjusted interest expense decreased 13% when compared against first quarter 2012 adjusted net interest expense.

The lower adjusted net interest costs in 2013 were driven primarily by the decrease in interest expense at the legacy Nalco business due to debt pay downs in early 2012, decreased borrowings across our international operations, and lower financing fees from the reduction in unused credit facilities.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2013	2012
Reported GAAP tax rate	19.6%	44.7%
Tax rate impact of:
Special gains and charges	2.5	(13.3)
Discrete tax net benefits	6.1	(0.7)
Non-GAAP adjusted effective tax rate	28.2%	30.7%

Our reported tax rate for 2013 and 2012 includes the tax rate impact of special gains and charges and discrete tax items. Depending on the nature of our special gains and charges and discrete tax items, our reported tax rate may not be consistent on a period to period basis, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate.

Our first quarter 2013 reported tax expense includes $17.0 million of net tax benefits on special gains and charges and $15.5 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

The first quarter 2013 discrete tax net benefits are driven primarily by net benefits related to the remeasurement of certain deferred tax assets and liabilities and the retroactive extension during first quarter 2013 of the U.S. R&D credit.

Our first quarter 2012 reported tax expense includes $31.9 million of net tax benefits on special gains and charges and $1.4 million of discrete tax net expense. The corresponding impact of these items to the reported tax rate is shown in the previous table.

The discrete tax items for the first quarter of 2012 were made up of various individually insignificant items.

The decrease in the first quarter 2013 adjusted effective tax rate was due primarily to global tax planning actions and geographic income mix.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2013 (continued)

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Reported GAAP net income	$159.6	$49.7	221%
Adjustments:
Special (gains) and charges, net of tax	36.4	99.2
Discrete tax net expense (benefits)	(15.5)	1.4
Non-GAAP adjusted net income	$180.5	$150.3	20%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended
	March 31%
(dollars)	2013	2012	Change

Reported GAAP diluted EPS	$0.53	$0.17	212%
Adjustments:
Special (gains) and charges	0.12	0.33
Discrete tax net expense (benefits)	(0.05)	0.00
Non-GAAP adjusted diluted EPS	$0.60	$0.50	20%

Note: Per share amounts in table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had minimal impact on diluted earnings per share for the first quarter of 2013 compared to 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

As discussed at the beginning of the MD&A, effective in the first quarter of 2013, we changed our reportable segments due to a change in our organizational model designed to support the business following the Nalco merger and facilitate global growth. Under the reporting structure implemented in the first quarter of 2013, our ten operating units are aggregated into four reportable segments: Global Industrial, Global Institutional, Global Energy and Other. For periods prior to its disposition in December 2012, the Vehicle Care operating unit was included within the Other reportable segment within the realigned reportable segment structure.

The international amounts included within each of our four reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2013.

All comparisons provided in the following tables and discussions are based on the segment structure implemented in the first quarter of 2013.

Sales by Reportable Segment

Fixed currency sales for the first quarter of 2013 and 2012 for each of our reportable segments were as follows:

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Global Industrial	$1,140.7	$1,129.9	1%
Global Institutional	974.7	951.3	2
Global Energy	579.1	538.9	7
Other	167.3	175.5	(5)
Subtotal at fixed currency rates	2,861.8	2,795.6	2
Effect of foreign currency translation	10.3	15.3
Consolidated	$2,872.1	$2,810.9	2%

Global Industrial

Fixed currency sales for our Global Industrial segment increased 1% when comparing first quarter 2013 against first quarter 2012. Excluding the impact of acquisitions from first quarter 2013 and first quarter 2012, fixed currency sales were flat.

Fixed currency sales results for our Global Industrial operating units were as follows:

•                  Global Water — Sales decreased 2% in the first quarter of 2013 compared to first quarter 2012. Modest growth in heavy industries was more than offset by sales declines in mining, with comparisons also impacted by non-recurring sales in light industries in the first quarter of 2012. At a regional level, an increase in North America was more than offset by declines in our other regions.

•                  Global Food & Beverage — Sales increased 6% in the first quarter of 2013 compared to first quarter 2012. Excluding the impact of acquisitions, sales increased 4%. Sales growth was led by gains in the beverage & brewing, agri, dairy and food markets. Increased pricing and merger growth synergies benefited results. All regions showed sales increases, led by strong growth in Latin America.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

•                  Global Paper — Sales decreased 3% in the first quarter of 2013 compared to first quarter 2012. Sales decreases were driven by lower customer plant utilization which more than offset increased product penetration. At a regional level, good increases in Latin America and Asia Pacific were outpaced by declines in North America.

•                  Global Textile Care — Sales increased 2% in the first quarter of 2013 compared to first quarter 2012. Sales increases were led by increased product penetration and pricing gains. At a regional level, a good increase in EMEA more than offset slower sales in North America.

When measured at public currency rates, first quarter 2013 Global Industrial segment sales increased 1% compared to first quarter sales in 2012.

Global Institutional

Fixed currency sales for our Global Institutional segment increased 2% when comparing first quarter 2013 against first quarter 2012. Fixed currency sales also increased 2% when excluding the impact of acquisitions from both first quarter 2013 and first quarter 2012.

Fixed currency sales results for our Global Institutional operating units were as follows:

•                  Global Institutional — Sales were flat in the first quarter of 2013 compared to first quarter 2012. Sale initiatives, targeting new accounts and effective product programs remained focus areas for the Global Institutional operating unit. Period-over-period sales growth was negatively impacted by timing of distributor shipments. Demand from lodging customers showed modest growth, while foodservice foot traffic was soft. At a regional level, a double digit increase in Latin America and modest gains in North America and Asia Pacific were offset by decreasing sales in EMEA.

•                  Global Specialty — Sales increased 13% in the first quarter of 2013 compared to first quarter 2012. The increase was led by double digit growth from our food retail business which benefited from new accounts and products, as well as strong results from our quick service business. All regions showed strong sales increases.

•                  Global Healthcare — Sales increased 3% in the first quarter of 2013 compared to first quarter 2012. Good sales growth in temperature management and contamination control was partially offset by weakness in instrument reprocessing. General softness in the U.S. and Europe healthcare markets impacted results. At a regional level, both EMEA and North America showed modest sales increases.

When measured at public currency rates, first quarter 2013 Global Institutional segment sales increased 2% compared to first quarter sales in 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

Fixed currency sales for our Global Energy segment increased 7% when comparing first quarter 2013 against first quarter 2012.

The increase in sales reflected volume growth in our upstream business resulting from good market conditions, share gains and continued focus on high growth energy sources, including shale and oil sands accounts. Sales for our downstream business declined modestly, reflecting a comparison against unusually strong first quarter 2012 results.

When measured at public currency rates, first quarter 2013 Global Energy segment sales increased 7% compared to first quarter sales in 2012.

Other

Fixed currency sales for our Other segment decreased 5% when comparing first quarter 2013 against first quarter 2012, reflecting the sale of our Vehicle Care operating unit. Excluding the impact of divestitures from both periods, fixed currency first quarter sales increased 5%.

Fixed currency sales results for our Other operating units were as follows:

•      Global Pest Elimination — Sales increased 5% in the first quarter of 2013 compared to first quarter 2012. Gains in the food & beverage, healthcare and foodservice segments led the growth. Market penetration and new services and technologies benefited results. All regions showed sales increases, led by Latin America and Asia Pacific.

•      Equipment Care — Sales increased 5% in the first quarter of 2013 compared to first quarter 2012. Service and installed parts sales increased, benefiting from improved productivity, new accounts and pricing. Direct parts sales increased modestly compared to results from the prior year.

When measured at public currency rates, first quarter 2013 Other segment sales decreased 5% compared to first quarter sales in 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Operating Income by Reportable Segment

Fixed currency operating income for the first quarter of 2013 and 2012 for each of our reportable segments was as follows:

	First Quarter Ended
	March 31%
(millions)	2013	2012	Change

Global Industrial	$117.1	$98.1	19%
Global Institutional	145.3	132.9	9
Global Energy	78.8	82.1	(4)
Other	20.6	19.9	4
Corporate	(100.9)	(167.3)
Subtotal at fixed currency rates	260.9	165.7	57
Effect of foreign currency translation	0.8	0.1
Consolidated	$261.7	$165.8	58%

Global Industrial

Fixed currency operating income for our Global Industrial segment increased 19% when comparing first quarter 2013 against first quarter 2012. The impact of acquisitions on fixed currency operating income growth was not significant.

The increase in operating income was driven by pricing gains, cost savings actions and synergies, which more than offset increased delivered product costs, investments in the business and lower sales volumes in Global Water and Global Paper.

When measured at public currency rates, first quarter 2013 Global Industrial segment operating income increased 20% compared to first quarter operating income in 2012.

Global Institutional

Fixed currency operating income for our Global Institutional segment increased 9% when comparing first quarter 2013 against first quarter 2012. The impact of acquisitions on fixed currency operating income growth was not significant.

The increase in operating income was driven by pricing gains, sales volume increases and cost saving actions, which more than offset increased delivered product costs and investments in the business.

When measured at public currency rates, first quarter 2013 Global Institutional segment operating income increased 9% compared to first quarter operating income in 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

Fixed currency operating income for our Global Energy segment decreased 4% when comparing first quarter 2013 against first quarter 2012.

The decrease in operating income was a result of sales and service investments, business mix and higher delivered product costs, which were partially offset by sales volume, pricing gains and synergies. We expect full year 2013 operating income for the Global Energy segment to return to double-digit growth.

When measured at public currency rates, first quarter 2013 Global Energy segment operating income decreased 4% compared to first quarter operating income in 2012.

Other

Fixed currency operating income for our Other segment increased 4% when comparing first quarter 2013 against first quarter 2012. Excluding the impact of divestitures from both periods, fixed currency operating income increased 17%.

The increase in operating income was driven by sales volume growth and pricing gains.

When measured at public currency rates, first quarter 2013 Other segment operating income increased 4% compared to first quarter operating income in 2012.

Corporate

Consistent with our internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger intangible assets and certain merger integration costs. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 41.

Financial Position and Liquidity

Financial Position

Total assets were $17.3 billion as of March 31, 2013, compared to total assets of $17.6 billion at December 31, 2012. The decrease is primarily due to a reduction in cash across the comparable periods, which corresponds with the decrease in our commercial paper balance. An increase in assets through acquisitions during the first quarter of 2013 was generally offset by the negative impact of foreign currency exchange rates on the value of our international assets.

Total liabilities were $11.1 billion and $11.4 billion as of March 31, 2013 and December 31, 2013, respectively. Total debt was $6.2 billion as of March 31, 2013 and $6.5 billion as of December 31, 2012. The ratio of total debt to capitalization (total equity plus total debt) decreased to 50% at March 31, 2013 compared to 52% at December 31, 2012, reflecting the lower debt balance as of March 31. Our total debt to capitalization ratio is expected to increase in the near term based on the term debt borrowings utilized in April 2013 to fund a portion of the Champion transaction. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash Flows

Cash provided by operating activities totaled $186 million for the first quarter of 2013 compared to $111 million for the first quarter of 2012. Year-over-year comparability was favorably impacted by increased income, which was partially offset by increased cash payments made in 2013 as part of our ongoing restructuring plans. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations and investments in the business, to fund acquisitions, to return cash to shareholders through share repurchases and dividend payments and to repay debt.

Cash used for investing activities was $221 million for the first quarter of 2013 compared to $137 million for the first quarter of 2012. Cash paid for acquisitions increased in 2013 as the current year acquisition of Quimiproductos S.A. de C.V. was comparably larger than the first quarter 2012 acquisitions of Esoform and InsetCenter. See Note 3 for further information on our business acquisition activity.

Cash used for financing activities was $294 million for the first quarter of 2013 compared to $1.5 billion for the first quarter of 2012. Net issuances of commercial paper and notes payable led to a decrease of $310 million during the first quarter of 2013. During the first quarter of 2013, we had share repurchases of $22 million. Cash payments for dividends are comparably lower for first quarter 2013 as the dividends declared in December 2012 were paid in December 2012, whereas the dividends declared in December 2011 were paid in January 2012.

Cash used for financing activities in first quarter 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. Net issuances of commercial paper and notes payable led to an increase of $320 million during the first quarter of 2012. During the first quarter of 2012, we had share repurchases of $85 million. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in 2012.

Liquidity and Capital Resources

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions with cash from operating activities, cash reserves and additional short-term and/or long-term borrowings.

As of March 31, 2013, we had $824 million of cash and cash equivalents on hand, of which $267 million was held outside of the U.S. We continue to expect our operating cash flow to remain strong. A portion of the cash in the U.S. as of March 31, 2013 was utilized in April 2013 to fund a portion of the Champion acquisition.

As of March 31, 2013 we had a $1.5 billion multi-year credit facility, which expires in September 2016. Additionally, we had a $500 million 364 day credit facility, which expires in August 2013. Both the $1.5 billion and $500 million credit facilities have been established with a diverse portfolio of banks. There were no borrowings under the credit facilities as of March 31, 2013 or December 31, 2012.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

The credit facilities support our $2.0 billion U.S. commercial paper program, and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of March 31, 2013, we had $275 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of March 31, 2013, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2012 disclosed total notes payable and long-term debt due within one year of $806 million. As of March 31, 2013, the total notes payable and long-term debt due within one year decreased to $497 million. The decrease from year end is primarily due to a decrease in our outstanding U.S. commercial paper.

In April 2013, in connection with the close of the Champion acquisition, we initiated term loan borrowings of $900 million and increased our commercial paper borrowings. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by the third anniversary of the funding date.

Our gross liability for uncertain tax positions was $95 million as of March 31, 2013 and $93 million as of December 31, 2012. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

Global Environment

European Economy

The economic conditions in several European countries (particularly Italy, Spain, Portugal, Greece and Ireland) have remained challenging. Further weakening of the European economy may cause a decline in the value of the European currencies, including the euro. One potential extreme outcome of the European financial situation is the re-introduction of individual currencies in one or more Eurozone countries or the dissolution of the euro entirely. The potential dissolution of the euro, or market perceptions concerning this and related issues, could adversely affect the value of our euro-denominated assets and obligations and impact our future results of operations. As of first quarter 2013, net assets of the five European countries listed above represented 7% of our consolidated net assets. Through the first three months of 2013, sales in the five European countries listed above represented approximately 6% of our consolidated net sales.

Additionally, this situation has caused instability in global credit markets, including diminished liquidity and credit availability, which could negatively impact our customers located in these and other geographic areas. We continue to monitor the situation and the creditworthiness of our customers. Although we do not currently foresee a credit risk associated with a material portion of these receivables, repayment is dependent upon the financial stability of the economies of those countries.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment (continued)

Venezuela Foreign Currency Translation

Venezuela is a country with a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by these subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings. On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte, resulting in a $15 million charge, net of tax, recorded within special (gains) and charges.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any additional future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government aimed at controlling market prices. We expect that the ongoing impact related to measuring our Venezuelan statement of income at the exchange rate subsequent to the devaluation in February 2013, or future exchange rates, will not have a significant impact to our results of operations. Through the first three months of 2013, sales in Venezuela represented approximately 1% of our consolidated net sales.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 15 to the Consolidated Financial Statements.

Subsequent Events

On April 10, 2013, we completed the acquisition of Champion. Champion’s sales for the business being acquired by the company were approximately $1.3 billion in 2012.

Pursuant to the terms of the acquisition agreement, after adjustments for assumed debt and other adjustments, we paid consideration of approximately $2.0 billion (valued based on Ecolab’s closing share price on April 10, 2013), consisting of $1.4 billion in cash and 6.6 million shares of Ecolab common stock. We deposited approximately $100 million of the consideration in the form of shares of Ecolab common stock in an escrow fund to satisfy adjustments to the consideration and indemnification obligations of the acquired entity’s stockholders (including covenant obligations) for a period of two years following the effective time of the acquisition. Additionally, except under limited circumstances, we will be required to pay an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental federal tax on the merger consideration as a result of increases in applicable capital gains and investment taxes after December 31, 2012. Such additional payment will be due on January 31, 2014, and will be based on 2013 tax rates as in effect on January 1, 2014.

We funded the initial cash component of the merger consideration through a $900 million unsecured term loan, initiated in April 2013, the proceeds from the December 2012 issuance of $500 million of 1.450% senior notes due 2017 and commercial paper borrowings backed by our syndicated credit facility.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events (Continued)

Following the completion of the Champion acquisition, in April 2013, we formally commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the fast growing energy market (the “Energy Restructuring Plan”.) The pretax merger-related restructuring costs are expected to be approximately $80 million ($55 million after tax), with approximately $50 million ($30 million after tax) in 2013. We anticipate that approximately $60 million of the $80 million pre-tax charges will represent net cash expenditures. The restructuring is expected to be completed by the end of 2015.

Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through open positions and attrition. We anticipate leveraging and simplifying our global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

As a result, we anticipate cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of approximately $25 million in 2013, with annual cost savings and synergies of $150 million achieved by the end of 2015.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include:

•      Fixed currency sales

•      Adjusted gross margin

•      Fixed currency operating income

•      Adjusted operating income

•      Adjusted fixed currency operating income

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted gross margin, adjusted operating income, adjusted net interest, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab, which exclude special (gains) and charges and discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (continued)

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because the amounts excluded do not necessarily reflect costs associated with historical trends or expected future costs.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2013.

These measures are not in accordance with, or an alternative to, GAAP and may be different from Non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this Financial Discussion and have provided reconciliations of reported GAAP amounts to the Non-GAAP amounts on pages 40-46.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, costs, cash expenditures, benefits and headcount impact of our restructuring initiatives; merger cost synergies; utilization of recorded restructuring liabilities; finalization of goodwill allocation procedures; purchase price allocations; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; total debt to capitalization ratio; borrowing capacity; potential additional devaluation of Venezuelan currency; credit risk in certain European countries; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

Item 4.  Controls and Procedures

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                   Legal Proceedings

Note 14, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 30, is incorporated herein by reference.

Item 1A.                Risk Factors

In our report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 56 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1-31, 2013	4,784	$73.5851	0	15,810,096
February 1-28, 2013	272,606	$75.8120	0	15,810,096
March 1-31, 2013	15,494	$78.2710	0	15,810,096
Total	292,884	$75.9058	0	15,810,096

(1)      Represents shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)      The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)      As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations of which approximately $279 million of shares remained as of March 31, 2013 to be purchased.  We expect to complete the remaining portion of the announced $1 billion share repurchase program in 2013. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date: May 2, 2013	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32.1)	Section 1350 Certifications.	Filed herewith electronically

(101.1)	Interactive Data File.	Filed herewith electronically