Form 10-Q
period 2013-06-30
ECOLAB INC
filed 2013-08-01
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2013.

301,371,498 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share amounts)	2013	2012
	(unaudited)

Net sales	$3,337.8	$2,958.7

Cost of sales (including special charges of $15.2 in 2013 and $3.1 in 2012)	1,828.6	1,608.9

Selling, general and administrative expenses	1,083.3	981.7

Special (gains) and charges	73.6	41.6

Operating income	352.3	326.5

Interest expense, net (including special charges of $0.3 in 2013)	66.2	63.9

Income before income taxes	286.1	262.6

Provision for income taxes	70.3	79.2

Net income including noncontrolling interest	215.8	183.4

Less: Net income (loss) attributable to noncontrolling interest	2.7	(1.1)

Net income attributable to Ecolab	$213.1	$184.5

Earnings attributable to Ecolab per common share
Basic	$0.71	$0.63
Diluted	$0.69	$0.62

Dividends declared per common share	$0.2300	$0.2000

Weighted-average common shares outstanding
Basic	301.5	291.9
Diluted	307.4	298.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share amounts)	2013	2012
	(unaudited)

Net sales	$6,209.9	$5,769.6

Cost of sales (including special charges of $17.2 in 2013 and $79.1 in 2012)	3,393.5	3,222.9

Selling, general and administrative expenses	2,079.1	1,971.4

Special (gains) and charges	123.3	83.0

Operating income	614.0	492.3

Interest expense, net (including special charges of $2.5 in 2013 and $18.2 in 2012)	127.7	150.0

Income before income taxes	486.3	342.3

Provision for income taxes	109.5	114.8

Net income including noncontrolling interest	376.8	227.5

Less: Net income (loss) attributable to noncontrolling interest (including special charges of $0.5 in 2013 and $4.5 in 2012)	4.1	(6.7)

Net income attributable to Ecolab	$372.7	$234.2

Earnings attributable to Ecolab per common share
Basic	$1.25	$0.80
Diluted	$1.23	$0.79

Dividends declared per common share	$0.4600	$0.4000

Weighted-average common shares outstanding
Basic	298.5	291.7
Diluted	304.2	298.1

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income including noncontrolling interest	$215.8	$183.4	$376.8	$227.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(89.1)	(251.3)	(150.7)	(168.9)
Gain on net investment hedge	2.2	18.1	—	25.7
	(86.9)	(233.2)	(150.7)	(143.2)

Derivatives and hedging instruments	3.6	3.0	7.5	1.4

Pension and postretirement benefits
Pension and postretirement benefit adjustment	—	(1.6)	—	(1.6)
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	10.5	7.6	20.9	14.6
	10.5	6.0	20.9	13.0

Subtotal	(72.8)	(224.2)	(122.3)	(128.8)

Total comprehensive income (loss), including noncontrolling interest	143.0	(40.8)	254.5	98.7

Less: Comprehensive income (loss) attributable to noncontrolling interest	(3.1)	(2.6)	(11.0)	(7.9)

Comprehensive income (loss) attributable to Ecolab	$146.1	$(38.2)	$265.5	$106.6

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2013	2012
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$375.2	$1,157.8

Accounts receivable, net	2,436.3	2,225.1

Inventories	1,373.3	1,088.1

Deferred income taxes	203.6	205.2

Other current assets	309.8	215.8

Total current assets	4,698.2	4,892.0

Property, plant and equipment, net	2,779.1	2,409.1

Goodwill	6,862.3	5,920.5

Other intangible assets, net	4,945.0	4,044.1

Other assets	369.7	306.6

Total assets	$19,654.3	$17,572.3

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	June 30	December 31
(millions, except shares and per share amounts)	2013	2012
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$872.9	$805.8

Accounts payable	912.0	879.7

Compensation and benefits	452.1	518.8

Income taxes	72.9	77.4

Other current liabilities	935.6	771.0

Total current liabilities	3,245.5	3,052.7

Long-term debt	6,635.3	5,736.1

Postretirement health care and pension benefits	1,231.6	1,220.5

Other liabilities	1,803.2	1,402.9

Total liabilities	12,915.6	11,412.2

Equity (a)
Common stock	344.1	342.1
Additional paid-in capital	4,609.9	4,249.1
Retained earnings	4,255.9	4,020.6
Accumulated other comprehensive loss	(582.0)	(459.7)
Treasury stock	(1,960.4)	(2,075.1)
Total Ecolab shareholders’ equity	6,667.5	6,077.0
Noncontrolling interest	71.2	83.1
Total equity	6,738.7	6,160.1

Total liabilities and equity	$19,654.3	$17,572.3

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 301.4 million shares outstanding at June 30, 2013, 294.7 million shares outstanding at December 31, 2012. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2013	2012
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$376.8	$227.5

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	250.4	231.8
Amortization	139.5	123.8
Deferred income taxes	(79.3)	(26.1)
Share-based compensation expense	39.7	38.3
Excess tax benefits from share-based payment arrangements	(17.9)	(24.4)
Pension and postretirement plan contributions	(37.0)	(201.0)
Pension and postretirement plan expense	71.3	55.4
Restructuring, net of cash paid	(6.4)	27.7
Venezuela currency devaluation	23.4	—
Other, net	7.5	6.4

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	5.0	(73.0)
Inventories	(72.6)	(4.3)
Other assets	(87.7)	(34.0)
Accounts payable	(58.5)	(20.5)
Other liabilities	(161.2)	(116.5)

Cash provided by operating activities	$393.0	$211.1

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Six Months Ended
	June 30
(millions)	2013	2012
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(265.1)	$(254.5)
Capitalized software expenditures	(16.2)	(8.0)
Property and other assets sold	2.3	8.0
Businesses acquired and investments in affiliates, net of cash acquired	(1,452.1)	(27.4)
Sale of business	—	0.8
Deposit into indemnification escrow	(10.6)	(1.3)
Release from indemnification escrow	13.0	2.1

Cash used for investing activities	(1,728.7)	(280.3)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	67.6	426.4
Long-term debt borrowings	900.1	—
Long-term debt repayments	(236.0)	(1,691.1)
Reacquired shares	(175.7)	(190.9)
Dividends paid	(72.4)	(120.9)
Exercise of employee stock options	56.2	98.0
Excess tax benefits from share-based payment arrangements	17.9	24.4
Other, net	0.1	—

Cash provided by (used) for financing activities	557.8	(1,454.1)

Effect of exchange rate changes on cash	(4.7)	(15.4)

Decrease in cash and cash equivalents	(782.6)	(1,538.7)

Cash and cash equivalents, beginning of period	1,157.8	1,843.6

Cash and cash equivalents, end of period	$375.2	$304.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2013 and 2012 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 1, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2013	2012	2013	2012
Cost of sales
Restructuring charges	$1.6	$5.8	$3.6	$7.9
Recognition of Champion inventory fair value step-up	13.6	—	13.6	—
Recognition of Nalco inventory fair value step-up	—	(2.7)	—	71.2
Subtotal	15.2	3.1	17.2	79.1

Special (gains) and charges
Restructuring charges	45.0	25.9	63.5	52.4
Champion acquisition and integration costs	24.0	—	31.8	—
Nalco merger and integration costs	4.4	15.7	8.2	30.6
Venezuela currency devaluation	—	—	23.4	—
Litigation related charges and other	0.2	—	(3.6)	—
Subtotal	73.6	41.6	123.3	83.0

Operating income subtotal	88.8	44.7	140.5	162.1

Interest expense, net
Acquisition debt costs	0.3	—	2.5	—
Debt extinguishment costs	—	—	—	18.2
Subtotal	0.3	—	2.5	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	—	—	(4.5)
Subtotal	—	—	(0.5)	(4.5)

Total special (gains) and charges	$89.1	$44.7	$142.5	$175.8

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

Energy Restructuring Plan

On April 10, 2013, the company completed its acquisition of privately held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”).

In April 2013, following the completion of the acquisition of Champion, the company commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the fast growing energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through eliminating open positions and attrition. The company also anticipates leveraging and simplifying its global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

The company expects to incur pretax restructuring charges of approximately $80 million ($55 million after tax) under the Energy Restructuring Plan through the completion of the Plan in 2015. Approximately $40 million to $50 million ($25 million to $30 million after tax) of those charges are expected to occur in 2013.

The company anticipates that approximately $60 million of the $80 million of the pre-tax charges represent cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Energy Restructuring Plan, the company recorded restructuring charges of $12.2 million ($7.6 million after tax) during both the second quarter and six months ended June 30, 2013.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
(millions)	Employee Termination Costs	Asset Disposals	Other	Total

2013 Activity:
Recorded expense and accrual	$12.2	$—	$—	$12.2
Cash payments	(10.4)	—	—	(10.4)
Effect of foreign currency translation	—	—	—	—
Restructuring liability, June 30, 2013	$1.8	$—	$—	$1.8

Cash payments under the Energy Restructuring Plan during 2013 were $10 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months.

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

During the first quarter of 2013, as the company considered opportunities to enhance the efficiency and effectiveness of its operations, it decided that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans should be combined into one plan.

The combined restructuring plan (the “Combined Plan”) combined opportunities and initiatives from both plans and is expected to be substantially completed by the end of 2013. The Combined Plan will continue to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through the completion of the Combined Plan, the company expects to incur total pretax restructuring charges of approximately $80 million to $100 million ($55 million to $70 million after tax), of which approximately $25 million to $45 million ($20 million to $30 million after tax) remained to be incurred as of June 30, 2013.

The company anticipates that approximately $70 million to $80 million of the total Combined Plan pre-tax charges will represent net cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Combined Plan, the company recorded restructuring charges of $34.4 million ($26.1 million after tax) and $55.2 million ($40.4 million after tax), during the second quarter and six months ended June 30, 2013, respectively.

Restructuring charges and activity related to Combined Plan since inception of the underlying actions include the following:

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Special (Gains) and Charges (continued)

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 Activity:
Recorded expense and accrual	$67.1	$0.5	$7.1	$74.7
Cash payments	(22.5)	—	(2.6)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)
Restructuring liability, December 31, 2011	42.4	—	4.5	46.9

2012 Activity:
Recorded expense and accrual	126.1	3.2	10.1	139.4
Cash payments	(62.0)	—	(3.3)	(65.3)
Non-cash charges	—	(3.2)	(3.9)	(7.1)
Effect of foreign currency translation	(0.7)	—	—	(0.7)
Restructuring liability, December 31, 2012	105.8	—	7.4	113.2

2013 Activity:
Recorded expense and accrual	43.0	1.5	10.7	55.2
Cash payments	(53.1)	—	(9.3)	(62.4)
Non-cash charges	—	(1.5)	(0.5)	(2.0)
Effect of foreign currency translation	—	—	—	—
Restructuring liability, June 30, 2013	$95.7	$—	$8.3	$104.0

Cash payments under the Combined Plan were $62 million, $65 million and $25 million for the first six months of 2013, full year 2012 and full year 2011, respectively. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to a period of several quarters.

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As of June 30, 2013 and December 31, 2012, the remaining liability balance related to the Nalco Restructuring Plan was $2.4 million and $3.4 million, respectively. Cash payments during the six months of 2013 related to this Plan were $0.7 million. The company expects to substantially utilize the remaining liability by the end of 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       Special (Gains) and Charges (continued)

Non-restructuring Special (Gains) and Charges

Champion acquisition & integration costs

As a result of the company’s efforts to acquire Champion and post acquisition integration costs, the company incurred charges of $37.9 million ($27.6 million after tax) and $47.9 million ($34.7 million) during the second quarter and six months ended June 30, 2013, respectively.

Champion acquisition related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within cost of sales include the recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges include acquisition costs, advisory fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition. Further information related to the acquisition of Champion is included in Note 3.

Nalco merger & integration costs

As a result of the Nalco merger completed in 2011, the company incurred charges of $4.4 million ($3.0 million after tax) and $13.0 million ($8.8 million after tax) during the second quarter of 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, the company incurred charges of $8.2 million ($5.7 million after tax) and $115.5 million ($86.5 million after tax), respectively.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions

Champion acquisition

In October 2012, the company entered into an agreement and plan of merger to acquire Champion. Based in Houston, Texas, Champion is a global energy specialty products and services company delivering its offerings to the oil and gas industry.

In November 2012, the company amended the acquisition agreement to provide that Champion’s downstream business would not be acquired by the company. Further, in April 2013, the company entered into a consent agreement with the U.S. Department of Justice under which Ecolab took certain steps designed to ensure continued independent competition utilizing Champion technology for certain U.S. deepwater Gulf of Mexico products and services. The amendment and consent agreement discussed above do not significantly impact the value of the acquisition transaction. On April 10, 2013, the company completed its acquisition of Champion. Champion’s sales for the business acquired by the company were approximately $1.3 billion in 2012. The business became part of the company’s Global Energy reportable segment in the second quarter of 2013.

Pursuant to the terms of the acquisition agreement, the consideration transferred at closing to acquire all of Champion’s stock is as follows:

(millions, except per share)

Cash consideration	$1,429.9
Stock consideration
Ecolab shares issued to Champion shareholders	6.6
Ecolab’s closing stock price on April 10, 2013	$82.31
Total fair value of stock consideration	$543.0
Total fair value of cash and stock consideration	$1,972.9

The company deposited approximately $100 million of the above stock consideration in an escrow account to fund post-closing adjustments to the consideration and covenant and other indemnification obligations of the acquired entity’s stockholders for a period of two years following the effective date of the acquisition. As of the end of the second quarter of 2013, the consideration transferred at closing is subject to working capital and other adjustments in accordance with the acquisition agreement.

The company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statement of Income. During the first six months of 2013, a total of $47.9 million was incurred with $13.6 million included in cost of sales related to recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis, $31.8 million included in special (gains) and charges related to acquisition costs, advisory fees and integration costs and $2.5 million included in net interest expense related to interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt.

The company funded the initial cash component of the merger consideration through a $900 million unsecured term loan, initiated in April 2013, the proceeds from the December 2012 issuance of $500 million of 1.450% senior notes due 2017 and commercial paper borrowings backed by its syndicated credit facility. See Note 5 for further discussion on the company’s debt.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

The Champion acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change, which could be significant.

The company will finalize the amounts recognized as information necessary to complete the analysis is obtained. The company expects to finalize these by the filing of the 2013 Form 10-k. Amounts for certain contingent liabilities, certain tangible and intangible assets, certain deferred tax assets and liabilities, income tax uncertainties, non-wholly owned subsidiaries and goodwill remain subject to change.

The following table summarizes the preliminary value of Champion assets acquired and liabilities assumed as of the acquisition date.

(millions)	Preliminary Valuation

Current assets	$593.9
Property, plant and equipment	369.3
Other assets	43.4
Identifiable intangible assets
Customer relationships	840.0
Trademarks	120.0
Other technology	36.5
Total assets acquired	2,003.1

Current liabilities	418.2
Long-term debt	70.8
Net deferred tax liability	433.2
Noncontrolling interest and other liabilities	17.1
Total liabilities and noncontrolling interests assumed	939.3

Goodwill	993.0
Total aggregate purchase price	2,056.8
Estimated future consideration payable to sellers	(83.9)
Total consideration transferred	$1,972.9

In accordance with the acquisition agreement, except under limited circumstances, the company will be required to pay an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental federal tax on the merger consideration as a result of increases in applicable capital gains and investment taxes after December 31, 2012. Such additional payment will be due on January 31, 2014, and will be based on 2013 tax rates in effect on January 1, 2014. The company’s current estimate for this additional payment is $84 million, which is classified within other current liabilities.

The customer relationships, trademarks and other technology are being amortized preliminarily over weighted average lives of 14, 12 and 7, respectively. In process research and development associated with the Champion acquisition was not significant.

Goodwill is calculated as the excess of consideration transferred over the fair value of identifiable net assets acquired and represents the expected synergies and other benefits of combining the operations of Champion with the operations of the company’s existing Global Energy business. The company expects that the acquisition will produce revenue growth synergies through the cross-selling of best-in-class products in complementary markets and geographies. Key areas of cost synergies include leveraging and simplifying the global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

The results of Champion’s operations have been included in the company’s consolidated financial statements since the close of the acquisition in April 2013. Due to the rapid pace at which the business is being fully integrated with the company’s Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is not necessarily available post acquisition.

Based on applicable accounting and reporting guidance, the Champion acquisition is not material to the company’s consolidated financial statements; therefore, pro forma financial information has not been presented.

Other significant acquisition activity

2013 Activity

In January 2013, the company completed the acquisition of Mexico-based Quimiproductos S.A. de C.V. (“Quimiproductos”), a wholly-owned subsidiary of Fomento Economico Mexicano, S.A.B. de C.V. Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Mexico and Central and South America. Annual sales of the business are approximately $43 million. Approximately $8 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. The business became part of the company’s Global Industrial reportable segment during the first quarter of 2013. The purchase price allocation is preliminary, pending completion of the fair value determination of the acquired assets and liabilities, including valuation of the acquired intangibles.

In April 2013, the company completed the acquisition of Russia-based OOO Master Chemicals (“Master Chemicals”). Master Chemicals sells oil field chemicals to oil and gas producers located throughout Russia and parts of the Ukraine. Annual sales of the business are approximately $29 million. Approximately $3 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. The business became part of the company’s Global Energy reportable segment during the second quarter of 2013. The purchase price allocation is preliminary, pending completion of the fair value determination of the acquired assets and liabilities, including valuation of the acquired intangibles.

In April 2013, the company entered into an agreement to acquire AkzoNobel’s Purate business which specializes in global antimicrobial water treatment. With 2012 revenues of approximately $23 million, the Purate business provides patented, proprietary chlorine dioxide generation programs for use in a wide array of water treatment applications. Consummation of this transaction remains subject to certain regulatory clearances and other standard closing conditions. Upon closing, the business is expected to become part of the company’s Global Industrial reportable segment.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.       Acquisitions and Dispositions (continued)

In March 2012, the company acquired Econ Indústria e Comércio de Produtos de Higiene e Limpeza Ltda., a provider of cleaning and sanitizing products and services to the Brazilian foodservice industry. Based in Sao Paulo, Brazil, its annual sales are approximately $9 million. The business operations have been integrated within the company’s existing Brazil Institutional business and its results are part of the company’s Global Institutional reportable segment. Further information related to the recast of the company’s reportable segments is included in Notes 6 and 13.

Other significant acquisition summary

Acquisitions during the first six months of 2013 and all of 2012 were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. During the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller. The 2013 contingent consideration activity relates to payments on legacy Nalco acquisitions. The 2012 contingent consideration relates to immaterial acquisitions completed during 2012. Based upon purchase price allocations, excluding the Champion acquisition, which is shown in a separate table, the components of the aggregate purchase prices of completed acquisitions during the second quarter and first six months of 2013 and 2012 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2013	2012	2013	2012

Net tangible assets acquired	$1.9	$(2.1)	$(2.3)	$(0.4)
Identifiable intangible assets
Customer relationships	11.6	6.1	58.8	8.4
Trademarks	1.3	0.4	1.4	0.5
Patents	—	—	—	2.8
Other technology	1.0	0.1	1.0	0.3
Total intangible assets	13.9	6.6	61.2	12.0
Goodwill	7.9	9.0	41.2	23.2
Total aggregate purchase price	23.7	13.5	100.1	34.8
Contingent consideration	—	—	9.8	(2.6)
Liability for indemnification, net	(2.6)	—	2.4	(0.8)

Net cash paid for acquisitions	$21.1	$13.5	$112.3	$31.4

The weighted average useful lives of identifiable intangible assets acquired in the above table during the first six months of 2013 and 2012 were 12 years for both periods.

Dispositions

There were no significant business disposals during the first six months of 2013 or 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.  Balance Sheet Information

	June 30	December 31
(millions)	2013	2012
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,508.2	$2,298.3
Allowance for doubtful accounts	(71.9)	(73.2)
Total	$2,436.3	$2,225.1

Inventories
Finished goods	$990.4	$774.3
Raw materials and parts	405.9	338.3
Inventories at FIFO cost	1,396.3	1,112.6
Excess of FIFO cost over LIFO cost	(23.0)	(24.5)
Total	$1,373.3	$1,088.1

Property, plant and equipment, net
Land	$184.5	$158.9
Buildings and improvements	636.0	562.1
Leasehold improvements	86.4	80.5
Machinery and equipment	1,564.4	1,281.2
Merchandising and customer equipment	1,758.0	1,812.5
Capitalized software	400.6	385.7
Construction in progress	290.8	207.2
	4,920.7	4,488.1
Accumulated depreciation	(2,141.6)	(2,079.0)
Total	$2,779.1	$2,409.1

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,456.9	$2,588.6
Trademarks	306.7	185.2
Patents	420.1	414.7
Other technology	210.9	174.8
	$4,394.6	$3,363.3
Accumulated amortization
Customer relationships	$(469.7)	$(373.1)
Trademarks	(59.0)	(51.2)
Patents	(80.7)	(65.6)
Other technology	(70.2)	(59.3)
Other intangible assets, net	$4,945.0	$4,044.1

Other assets
Deferred income taxes	$74.2	$51.0
Pension	9.8	7.0
Other	285.7	248.6
Total	$369.7	$306.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.       Balance Sheet Information (continued)

	June 30	December 31
(millions)	2013	2012
	(unaudited)
Other current liabilities
Discounts and rebates	$249.6	$244.4
Dividends payable	69.4	—
Interest payable	29.0	19.5
Taxes payable, other than income	100.0	97.3
Derivative liabilities	14.0	9.9
Restructuring	108.2	116.6
Estimated future consideration payable to Champion sellers	83.9	—
Other	281.5	283.3
Total	$935.6	$771.0

Other liabilities
Deferred income taxes	$1,569.7	$1,174.2
Income taxes payable - non-current	88.6	81.5
Other	144.9	147.2
Total	$1,803.2	$1,402.9
Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(6.1)	$(13.6)
Unrecognized pension and postretirement benefit expense, net of tax	(590.9)	(613.8)
Cumulative translation, net of tax	15.0	167.7
Total	$(582.0)	$(459.7)

5.  Debt and Interest

	June 30	December 31
(millions)	2013	2012
	(unaudited)
Short-term debt
Commercial paper	$642.8	$593.7
Notes payable	61.7	44.5
Long-term debt, current maturities	168.4	167.6
Total	$872.9	$805.8

As of June 30, 2013, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016 and a $500 million, 364 day credit facility, which expires in August 2013. The credit facilities support the company’s U.S. commercial paper program, which, as shown in the previous table, had $643 million and $594 million outstanding as of June 30, 2013 and December 31, 2012, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.  Debt and Interest (continued)

(millions)	June 30 2013	December 31 2012
	(unaudited)
Long-term debt
Description / 2013 Principal Amount
Series A private placement senior euro notes (125 million euro)	$162.5	$162.3
Series B private placement senior euro notes (175 million euro)	227.5	227.3
Seven year 2008 senior notes ($250 million)	249.5	249.4
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.9	499.8
Five year 2011 senior notes ($1.25 billion)	1,248.3	1,248.1
Ten year 2011 senior notes ($1.25 billion)	1,249.3	1,249.3
Thirty year 2011 senior notes ($750 million)	742.7	742.6
Three year 2012 senior notes ($500 million)	499.8	499.8
Five year 2012 senior notes ($500 million)	499.7	499.6
Term loan ($900 million)	900.0	—
Capital lease obligations	13.7	13.8
Other	10.8	11.7
Total debt	6,803.7	5,903.7
Long-term debt, current maturities	(168.4)	(167.6)
Total long-term debt	$6,635.3	$5,736.1

In April 2013, in connection with the close of the Champion transaction, the company initiated term loan borrowings of $900 million. Under the agreement, the term loan bears interest at a floating base rate plus a credit rating based margin. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by April 2016. Further information related to the acquisition of Champion is included in Note 3.

The company is in compliance with its debt covenants as of June 30, 2013.

Interest expense and interest income recognized during the second quarter and six months ended 2013 and 2012 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2013	2012	2013	2012

Interest expense	$68.8	$66.1	$133.8	$154.8
Interest income	(2.6)	(2.2)	(6.1)	(4.8)
Interest expense, net	$66.2	$63.9	$127.7	$150.0

The decrease in interest expense for the six months ended June 30, 2013 was driven primarily by the inclusion of an $18.2 million loss on extinguishment of Nalco debt, recognized in the first quarter of 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The company’s reporting units are its operating segments, which subsequent to the change in the company’s organizational model during the first quarter of 2013 are discussed below.

During the second quarter of 2013, the company completed its annual test for goodwill impairment. The company used a “step zero” qualitative test to assess eight of its ten reporting units. The estimated fair values for seven of the eight reporting units using “step zero” testing substantially exceeded their respective carrying values. While Global Energy had low headroom due to its recent acquisition of Champion, the company considered “step zero” analysis to be sufficient due to continued strong qualitative indicators. Global Energy’s headroom before the Champion acquisition continued to increase since the prior year assessment. Based on the “step zero” testing performed, no adjustment to the carrying value of goodwill was necessary.

The company elected to utilize a “step one” quantitative test for Global Water and Global Paper given the lower headroom between fair value and carrying value. These reporting units have lower headroom as they were acquired as part of the Nalco merger in December 2011. The headroom for these reporting units has continued to increase since the prior year assessment. Based on the “step one” testing performed, no adjustment to the carrying value of goodwill was necessary.

If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The merger with Nalco and the acquisition of Champion resulted in the addition of $4.5 billion and $1.0 billion of goodwill, respectively. Subsequent performance of the reporting units holding the additional goodwill relative to projections used for the purchase price allocation of goodwill could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate significantly due to working capital changes or other reasons that did not proportionately increase fair value.

Effective in the first quarter of 2013, the company changed its reportable segments due to a change in its underlying organizational model designed to support the business following the Nalco merger and to facilitate global growth. The company did not operate under the realigned reportable segment structure prior to 2013. The company’s new segment structure focuses on global businesses, with its ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

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

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

Based on the changes in the company’s organizational model, the company has updated its goodwill allocation both for June 30, 2013, as well as December 31, 2012. The company finalized the allocation during the second quarter of 2013. No impairments were noted in connection with the goodwill allocation procedures performed.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the six months ended June 30, 2013 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2012	$2,751.6	$720.6	$2,325.3	$123.0	$5,920.5
Current year business acquisitions(a)	33.3	—	1,000.9	—	1,034.2
Effect of foreign currency translation	(40.0)	(10.4)	(40.3)	(1.7)	(92.4)
Goodwill as of June 30, 2013	$2,744.9	$710.2	$3,286.0	$121.3	$6,862.3

(a)                     For 2013, none of the goodwill related to businesses acquired is expected to be tax deductible.

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. During the second quarter of 2013, using the qualitative assessment method, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2013 and 2012 was $74.6 million and $59.5 million, respectively. Total amortization expense related to other intangible assets during the six months ended June 30, 2013 and 2012 was $135.1 million and $118.7 million, respectively. The increase from 2012 to 2013 is primarily due to the Champion acquisition.

As of June 30, 2013, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2013 (Remainder: six-month period)	$161
2014	303
2015	302
2016	296
2017	293
2018	287

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Fair Value Measurements

The company’s financial instruments include cash and cash equivalents, investments held in rabbi trusts, accounts receivable, accounts payable, contingent consideration obligations, estimated future consideration payable to Champion sellers, commercial paper, notes payable, foreign currency forward contracts and long-term debt.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. A hierarchy has been established for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. The hierarchy is broken down into three levels:

Level 1 - Inputs are quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities.

Level 2 - Inputs include observable inputs other than quoted prices in active markets.

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

June 30 (millions)	2013
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$5.6	$5.6	$—	$—
Foreign currency forward contracts	18.3	—	18.3	—

Liabilities:
Foreign currency forward contracts	14.0	—	14.0	—
Contingent consideration obligations	17.1	—	—	17.1
Estimated future consideration payable to Champion sellers	83.9			83.9

December 31 (millions)	2012
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$2.2	$2.2	$—	$—
Foreign currency forward contracts	6.5	—	6.5	—

Liabilities:
Foreign currency forward contracts	9.9	—	9.9	—
Contingent consideration obligations	23.2	—	—	23.2

Investments held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2. The estimated future consideration payable to Champion sellers is valued using level 3 inputs.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.       Fair Value Measurements (continued)

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the six months ended June 30, 2013 were as follows:

(millions)
Contingent consideration, December 31, 2012	$27.3
Liabilities recognized at acquisition date	—
Loss (gain) recognized in earnings	(0.5)
Settlements	(9.8)
Foreign currency translation	0.1
Contingent consideration, June 30, 2013	$17.1

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

(millions)	June 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,803.7	$7,071.1	$5,903.7	$6,417.6

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

The company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major international banks and financial institutions as counterparties. The company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the company’s derivative balance is not considered necessary.

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

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur. The company did not have any forward starting interest rate swap agreements outstanding at June 30, 2013 or December 31, 2012.

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

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments
Foreign currency forward contracts	$6.1	$0.8	$0.6	$1.7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	12.2	5.7	13.4	8.2
Total	$18.3	$6.5	$14.0	$9.9

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, there would be a net asset of $4.3 million as of June 30, 2013 and a net liability of $3.4 million as of December 31, 2012.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1.6 billion at June 30, 2013, and $1.3 billion at December 31, 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2013	2012	2013	2012

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$3.0	$4.4	$6.6	$1.5

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency	Sales	$—	$(0.1)	$—	$(0.1)
forward contracts	Cost of sales	(1.4)	0.5	(1.7)	1.0
	SG&A	0.2	0.2	0.2	0.3
		(1.2)	0.6	(1.5)	1.2

Interest rate swap	Interest expense, net	(0.7)	(0.6)	(1.4)	(1.3)
		$(1.9)	$—	$(2.9)	$(0.1)

Loss recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.2)	$(0.8)	$(0.6)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.       Derivatives and Hedging Transactions (continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2013	2012	2013	2012

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$1.8	$3.1	$(4.5)	$(0.8)
	Interest expense, net	(1.4)	(1.3)	(2.6)	(3.5)
		$0.4	$1.8	$(7.1)	$(4.3)

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($390 million as of June 30, 2013) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain Euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures.

In the third quarter of 2012, the company entered into a forward contract with a notional amount of euro 100 million to hedge an additional portion of the company’s net investment in euro functional subsidiaries. The forward contract was closed during the second quarter of 2013.

The revaluation gains and losses on the euronotes and of the forward contract, through the date of its closing, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2013	2012	2013	2012

Revaluation gains, net of tax	$2.2	$18.1	$—	$25.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.             Other Comprehensive Income Information

The following table provides other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits.

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2013	2012	2013	2012
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$3.0	$4.4	$6.6	$1.5

(Gains) losses reclassified from AOCI into income
Sales	—	0.1	—	0.1
Cost of sales	1.4	(0.5)	1.7	(1.0)
SG&A	(0.2)	(0.2)	(0.2)	(0.3)
Interest expense, net	0.7	0.6	1.4	1.3
	1.9	—	2.9	0.1
Translation & other insignificant activity	(0.7)	(0.3)	(0.2)	0.2
Tax impact	(0.6)	(1.1)	(1.8)	(0.4)
Net of tax	$3.6	$3.0	$7.5	$1.4

Pension & Postretirement Benefits Amount reclassified from AOCI
Actuarial losses	$18.5	$12.4	$37.2	$24.8
Prior service costs	(1.8)	(1.1)	(3.7)	(2.2)
	16.7	11.3	33.5	22.6
Tax impact	(6.2)	(3.7)	(12.6)	(8.0)
Net of tax	$10.5	$7.6	$20.9	$14.6

See Note 12 for information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

10.          Shareholders’ Equity

Champion acquisition

On April 10, 2013, the company issued 6,596,444 shares of common stock for the stock consideration portion of the Champion acquisition. Of the total shares issued, the company deposited 1,258,115 shares, or approximately $100 million of the total consideration, into an escrow fund to satisfy adjustments to the consideration and indemnification obligations of the acquired company’s stockholders. Further information related to the acquisition of Champion is included in Note 3.

Share repurchases

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

In accordance with its share repurchase program through open market or private purchases, including the 122,314 shares settled through the ASR discussed above, the company repurchased 2,722,883 shares of its common stock during 2012. During the first six months of 2013, the company repurchased 1,812,115 shares of its common stock. The number of shares repurchased in 2013 includes 1,258,115 shares the company repurchased from the Champion escrow account, with the cash paid to the beneficial shareholders deposited back into escrow.

As of June 30, 2013, 13,997,981 shares remained to be repurchased under the company’s repurchase authorization and approximately $126 million remained to be purchased as part of the $1.0 billion program discussed above. The company expects to complete this remaining portion of the $1.0 billion share repurchase program in 2013.

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

11.          Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions, except per share amounts)	2013	2012	2013	2012

Net income attributable to Ecolab	$213.1	$184.5	$372.7	$234.2

Weighted-average common shares outstanding
Basic	301.5	291.9	298.5	291.7
Effect of dilutive stock options, units and awards	5.9	6.3	5.7	6.4
Diluted	307.4	298.2	304.2	298.1

Earnings attributable to Ecolab per common share
Basic	$0.71	$0.63	$1.25	$0.80
Diluted	$0.69	$0.62	$1.23	$0.79

Anti-dilutive securities excluded from computation of earnings per share	0.3	0.8	2.3	3.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.          Pension and Postretirement Plans

The company has non-contributory qualified defined benefit pension plans covering the majority of its U.S. employees. The company also has U.S. non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The company provides postretirement health care benefits to certain U.S. employees and retirees.

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2013	2012	2013	2012	2013	2012
Service cost	$17.2	$12.6	$8.9	$7.3	$1.5	$1.3
Interest cost on benefit obligation	21.2	22.3	11.6	12.0	2.7	3.2
Expected return on plan assets	(32.6)	(31.8)	(11.5)	(10.7)	(0.2)	(0.3)
Recognition of net actuarial loss	15.6	11.3	2.8	1.0	0.1	0.1
Amortization of prior service benefit	(1.8)	(1.0)	0.1	—	(0.1)	—
Settlements/curtailments	—	—	0.1	0.8	—	—
	$19.6	$13.4	$12.0	$10.4	$4.0	$4.3

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2013	2012	2013	2012	2013	2012
Service cost	$34.3	$25.2	$18.0	$14.7	$3.0	$2.5
Interest cost on benefit obligation	42.4	44.7	23.5	23.8	5.4	6.5
Expected return on plan assets	(65.1)	(63.6)	(23.3)	(21.2)	(0.5)	(0.6)
Recognition of net actuarial loss	31.2	22.6	5.7	2.0	0.3	0.2
Amortization of prior service benefit	(3.5)	(2.1)	—	(0.1)	(0.2)	—
Settlements/curtailments	—	—	0.1	0.8	—	—
	$39.3	$26.8	$24.0	$20.0	$8.0	$8.6

As of June 30, 2013, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

Based on plan asset values as of December 31, 2011, the company was required to make contributions of $38 million to its Nalco U.S. pension plan during 2012. During the first six months of 2012, $166 million was funded to the Nalco U.S. pension plan. During 2012, a total of $180 million was funded to the Nalco U.S. plan. Effective December 31, 2012, the Nalco U.S. qualified pension plan merged into the Ecolab U.S. qualified pension plan. No contributions are anticipated to be made to the U.S. qualified pension plan during 2013.

During the first six months of 2013, the company made payments of $2 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $8 million more to such plans during the remainder of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.          Pension and Postretirement Plans (continued)

The company contributed $25 million to its international pension benefit plans during the first six months of 2013. The company currently estimates that it will contribute approximately $22 million more to the international pension benefit plans during the remainder of 2013.

During the first six months of 2013, the company made payments of $10 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately $10 million more to such plans during the remainder of 2013.

13.          Operating Segments

Effective in the first quarter of 2013, the company changed its reportable segments due to a change in its underlying organizational model designed to support the business following the Nalco merger and to facilitate global growth. The company did not operate under the realigned reportable segment structure prior to 2013. The company’s new segment structure focuses on global businesses, with its ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

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

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and Champion acquisition intangible assets and certain integration costs. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.          Operating Segments (continued)

The following tables present net sales and operating income (loss) by reportable segment, reflecting the impact of the segment structure changes discussed above, with the 2012 periods recast under the same structure utilized for the 2013 periods:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2013	2012	2013	2012
Net Sales
Global Industrial	$1,220.2	$1,178.7	$2,360.9	$2,308.6
Global Institutional	1,054.9	1,028.5	2,029.6	1,979.8
Global Energy	901.0	550.1	1,480.1	1,089.0
Other	180.2	188.9	347.5	364.4
Subtotal at fixed currency rates	3,356.3	2,946.2	6,218.1	5,741.8
Effect of foreign currency translation	(18.5)	12.5	(8.2)	27.8
Consolidated	$3,337.8	$2,958.7	$6,209.9	$5,769.6

Operating Income
Global Industrial	$157.3	$134.1	$274.4	$232.2
Global Institutional	193.6	180.6	338.9	313.5
Global Energy	131.1	79.1	209.9	161.2
Other	26.2	27.4	46.8	47.3
Corporate	(152.6)	(95.2)	(253.5)	(262.5)
Subtotal at fixed currency rates	355.6	326.0	616.5	491.7
Effect of foreign currency translation	(3.3)	0.5	(2.5)	0.6
Consolidated	$352.3	$326.5	$614.0	$492.3

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.          Commitments and Contingencies (continued)

A second suit, a California state action, has been certified for class treatment of California Institutional employees. A third suit involving Institutional employees seeks nationwide class certification for alleged FLSA violations as well as purported state sub-classes in two states (New York and New Jersey) alleging violations of state wage hour laws. A fourth suit involving Pest Elimination employees seeks nationwide class certification for alleged FLSA violations as well as a purported California sub-class for alleged California wage hour law violations.  A fifth suit seeks certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination.

Tentative settlement, subject to Court approval, has been reached in a sixth suit involving a California class of technicians in the company’s Equipment Care subsidiary (formerly GCS). The class in this suit was certified for settlement purposes only. The settlement amount is not material to the company’s operations or financial position.

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

14.          Commitments and Contingencies (continued)

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

14.          Commitments and Contingencies (continued)

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

14.          Commitments and Contingencies (continued)

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

On April 3, 2013, Nalco was named, along with other, unaffiliated defendants, in Duong, et al., v. BP America Production Company, et al., Case No. 13-cv-00605 (E.D. La.). The complaint generally alleges, among other things, negligence relating to the Deepwater Horizon oil spill and use of chemical dispersants. The complaint seeks unspecified compensatory and punitive damages. On April 8, 2013, Nalco was named, along with other, unaffiliated defendants, in Fitzgerald v. BP Exploration, et al., Case No. 13-cv-00650 (E.D. La.). The complaint generally alleges, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants. The complaint seeks unspecified compensatory and punitive damages. On April 17, 2013, Nalco was named, along with other, unaffiliated defendants, in Danos, et al. v. BP Exploration et al., Case No. 00060449 (25th Judicial Court, Parish of Plaquemines, Louisiana). The complaint generally alleges, among other things, negligence and injury resulting from use of COREXIT dispersant in connection with the Deepwater Horizon oil spill.  The complaint seeks unspecified compensatory and punitive damages. On May 22, 2013, Danos was removed to the United States District Court for the Eastern District of Louisiana. Doung, Fitzgerald and Danos are consolidated in MDL 2179 and subject to the MDL Court’s November 28, 2012 order.

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

In July 2012, the FASB amended its guidance on testing of indefinite-lived intangible assets for impairment. Under the amended guidance, companies may perform a qualitative assessment to determine whether further impairment testing is necessary, similar to the amended goodwill impairment testing guidance discussed above. The guidance for indefinite-lived intangible assets is effective for annual and interim tests performed for fiscal years beginning after September 15, 2012, with an option for early adoption. The company applied the amended guidance to the impairment testing of indefinite life intangible assets during the second quarter of 2013. The adoption of this guidance did not have an impact on the company’s financial statements.

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

In March 2013, the FASB issued a final standard to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The guidance is effective prospectively for fiscal years and interim periods beginning after December 15, 2013. Upon adoption the company does not expect a significant impact to future financial statements.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2013 and 2012 and the consolidated statement of cash flows for the six month periods ended June 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
August 1, 2013

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

Comparability of Reportable Segments

Effective in the first quarter of 2013, we changed our reportable segments due to a change in our underlying organizational model designed to support the business following the Nalco merger and facilitate global growth. We did not operate under the realigned reportable segment structure prior to 2013. As a result of the change, our new segment structure focuses on global businesses, with our ten operating units, which are also operating segments, aggregated into four reportable segments as follows:

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

Impact of Acquisitions and Divestitures

Our historical practice for providing growth rates adjusted for acquisitions and divestitures has been to exclude the results of the acquired business from the first twelve months post acquisition and exclude the results of the divested business from the previous twelve months prior to divestiture, thus allowing for a more meaningful period-over-period comparison. Presentation of acquisition adjusted growth rates, with the exception of the Champion transaction, continues to be handled in such a way. Specific to the Champion transaction, due to the rapid pace at which the business is being fully integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is not necessarily available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for the comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates. Throughout the following MD&A, reference to “acquisition adjusted” growth rates follows the above methodology.

Overview of the Second Quarter Ended June 30, 2013

In April 2013, we completed the acquisition of Champion, a global specialty products and services company that delivers offerings to the oil and gas industry.

Second quarter 2013 sales increased 13% compared to second quarter 2012 sales. Second quarter fixed currency sales increased 14%. Acquisition adjusted fixed currency sales grew 6% in the second quarter of 2013, led by double-digit Global Energy gains and strong growth from Global Specialty.

Second quarter 2013 operating income and diluted earnings per share attributable to Ecolab increased 8% and 11%, respectively, compared to second quarter 2012 results.

Both 2013 and 2012 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons. Excluding special (gains) and charges from both 2013 and 2012 results, second quarter 2013 adjusted operating income increased 19% when compared to second quarter 2012 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong at 19% in the second quarter versus the prior year second quarter.

Sales Performance

As summarized in the tables on pages 45 and 54:

•                  Second quarter 2013 sales increased 13% to $3.3 billion. Acquisition adjusted fixed currency sales increased 6% comparing second quarter 2013 against second quarter 2012.

•                  Fixed currency sales for our Global Industrial segment increased 4% to $1,220 million when comparing second quarter 2013 against second quarter 2012. Acquisition adjusted fixed currency sales increased 3%, with similar gains in Global Water and Global Paper and acquisition adjusted Global Food & Beverage.

•                  Second quarter 2013 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 3% to $1,055 million. Within this segment, Global Specialty showed strong growth, Global Institutional reported moderate sales gains and Global Healthcare sales declined slightly.

•                  Fixed currency sales for our Global Energy segment increased 64% to $901 million when comparing second quarter 2013 against second quarter 2012. Acquisition adjusted fixed currency sales increased 14%.

•                  Second quarter 2013 Other segment sales, when measured in fixed rates of currency exchange, decreased 5% to $180 million. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency sales increased 5%.

Overview of the Second Quarter Ended June 30, 2013 (continued)

Financial Performance

As summarized in the tables on pages 51 through 53:

•                  Second quarter 2013 operating income increased 8% to $352 million compared to second quarter 2012 operating income of $327 million. Excluding the impact of special (gains) and charges from both 2013 and 2012 reported results, 2013 adjusted operating income increased 19% when compared to 2012 adjusted operating income. Second quarter 2013 adjusted fixed currency operating income increased 20% when compared to 2012 adjusted fixed currency operating income.

•                  Second quarter 2013 net income attributable to Ecolab increased 16% to $213 million. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted net income attributable to Ecolab increased 24% compared to the prior year’s second quarter.

•                  Second quarter 2013 diluted earnings per share attributable to Ecolab of $0.69 increased 11% compared to the second quarter of 2012. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted diluted earnings per share attributable to Ecolab increased 19% to $0.86 for the second quarter of 2013 compared to $0.72 in the second quarter of 2012.

•                  Our effective income tax rate was 24.6% for the second quarter of 2013 compared to 30.2% for the second quarter of 2012. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2013 and 2012 results, our adjusted effective income tax rate was 28.5% and 30.6% for the second quarter of 2013 and 2012, respectively.

Results of Operations — Second Quarter and Six Months Ended June 30, 2013

Net Sales

	Second Quarter Ended June 30%			Six Months Ended June 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net sales	$3,337.8	$2,958.7	13%	$6,209.9	$5,769.6	8%
Effect of foreign currency translation	18.5	(12.5)		8.2	(27.8)
Non-GAAP fixed currency net sales	$3,356.3	$2,946.2	14%	$6,218.1	$5,741.8	8%

As shown in the previous table, foreign currency exchange had a minimal impact on sales growth during the second quarter and first six months of 2013. The percentage change components of the period-over-period 2013 sales increase are shown below:

(percent)	Second Quarter Ended June 30, 2013	Six Months Ended June 30, 2013

Volume	4%	3%
Price changes	1	1
Acquisition adjusted fixed currency sales increase	6	4
Acquisitions & divestitures	8	4
Fixed currency sales increase	14	8
Foreign currency exchange	(1)	(1)
Total net sales increase	13%	8%

Note: Amounts in the table above do not necessarily sum due to rounding.

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Gross Profit Margin

	Second Quarter Ended June 30		Six Months Ended June 30
(percent)	2013	2012	2013	2012

Reported GAAP gross margin	45.2%	45.6%	45.4%	44.1%
Special (gains) and charges	0.5	0.1	0.2	1.4
Non-GAAP adjusted gross margin	45.7%	45.7%	45.6%	45.5%

Our gross profit margin (“gross margin”) is defined as sales less cost of sales divided by sales. Our reported gross margin was 45.2% and 45.6% for the second quarter of 2013 and 2012, respectively. Our reported gross margin for the first six months of 2013 and 2012 was 45.4% and 44.1%, respectively.

Our second quarter 2013 and first six months of 2013 reported gross margin were both impacted by the recognition of fair value step-up in Champion inventory and restructuring charges. Our second quarter 2012 and first six months of 2012 reported gross margin were both impacted by the recognition of fair value step-up in Nalco inventory and restructuring charges.

Excluding the impact of these items, our second quarter 2013 adjusted gross margin was 45.7% and our adjusted gross margin for the first six months of 2013 was 45.6%. These percentages compared against a second quarter 2012 adjusted gross margin of 45.7% and an adjusted gross margin of 45.5% for the first six months of 2012.

Our adjusted gross margin has remained consistent when comparing the second quarter and six month periods ended June 30, 2013 against the comparable periods from 2012. Pricing gains, sales volume increases, synergies and cost savings were offset by unfavorable Global Energy business mix, including the impact of the Champion acquisition.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 32.5% for the second quarter of 2013 compared to the 33.2% in 2012. For the six month periods, SG&A expenses were 33.5% of sales in 2013 and 34.2% of sales in 2012.

The decrease in SG&A ratio to sales during 2013 was driven by leverage from sales gains, synergies and cost savings, which more than offset investments and other cost increases.

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2013	2012	2013	2012
Cost of sales
Restructuring charges	$1.6	$5.8	$3.6	$7.9
Recognition of Champion inventory fair value step-up	13.6	—	13.6	—
Recognition of Nalco inventory fair value step-up	—	(2.7)	—	71.2
Subtotal	15.2	3.1	17.2	79.1

Special (gains) and charges
Restructuring charges	45.0	25.9	63.5	52.4
Champion acquisition and integration costs	24.0	—	31.8	—
Nalco merger and integration costs	4.4	15.7	8.2	30.6
Venezuela currency devaluation	—	—	23.4	—
Litigation related charges and other	0.2	—	(3.6)	—
Subtotal	73.6	41.6	123.3	83.0

Operating income subtotal	88.8	44.7	140.5	162.1

Interest expense, net
Acquisition debt costs	0.3	—	2.5	—
Debt extinguishment costs	—	—	—	18.2
Subtotal	0.3	—	2.5	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	—	—	(4.5)
Subtotal	—	—	(0.5)	(4.5)

Total special (gains) and charges	$89.1	$44.7	$142.5	$175.8

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Special (Gains) and Charges (continued)

Restructuring charges

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of Champion, we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the fast growing energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through eliminating open positions and attrition. We also anticipate leveraging and simplifying our global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

The pre-tax restructuring charges costs under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax), with approximately $40 million to $50 million ($25 million to $30 million after tax) incurred in 2013. The restructuring is expected to be completed by the end of 2015.

We anticipate that approximately $60 million of the $80 million pre-tax charges will represent cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Cash payments under the Energy Restructuring Plan during 2013 were $10 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months. We anticipate the remaining cash expenditures will be funded from operating activities.

As a result of activities under the Energy Restructuring Plan, we recorded restructuring charges of $12.2 million ($7.6 million after tax) or $0.02 per diluted share during both the second quarter and six months ended June 30, 2013.

We anticipate cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of approximately $25 million in 2013, with annual cost savings and synergies of $150 million by the end of 2015. Savings achieved under this Plan during 2013 were not significant.

Combined Restructuring Plan

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

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Special (Gains) and Charges (continued)

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

During the first quarter of 2013, as we considered opportunities to enhance the efficiency and effectiveness of our operations, we decided that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans have been combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and is expected to be substantially completed by the end of 2013. The Combined Plan will continue to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through the completion of the Combined Plan, we expect to incur total pretax restructuring charges of approximately $80 million to $100 million ($55 million to $70 million after tax), of which approximately $25 million to $45 million ($20 million to $30 million after tax) remained to be incurred as of June 30, 2013.

We anticipate that approximately $70 million to $80 million of the total pre-tax charges will represent net cash expenditures. The remaining pre-tax charges represent estimated asset disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Cash payments under the Combined Plan were $62 million, $65 million and $25 million for the first six months of 2013, full year 2012 and full year 2011, respectively. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to a period of several quarters. Cash payments are expected to continue at a consistent level through the end of the Plan, and subsequently are expected to progressively decline. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

As a result of activities under the Combined Plan, we recorded restructuring charges of $34.4 million ($26.1 million after tax) or $0.09 per diluted share and $55.2 million ($40.4 million after tax) or $0.14 per diluted share during the second quarter and first six months of 2013, respectively.

We anticipate cumulative savings and synergies achieved from the Combined Plan will be the same as those anticipated under the original Merger Restructuring Plan of approximately $135 million in 2013 and $250 million on an annual basis with the run rate achieved by the end of 2014 and under the original 2011 Restructuring Plan of approximately $120 million of annual cost savings by the end of 2014, primarily within the European operations. The European savings are expected to be enhanced by synergies within the Merger Restructuring Plan associated with combining the legacy Ecolab European business with the additional European operations acquired with the Nalco merger. The Combined Plan is expected to provide approximately $110 million of incremental savings in 2013 as compared to 2012. For the six month period ended June 30, 2013, the Combined Plan has achieved approximately $50 million of savings as compared to 2012. The 2013 savings are consistent with the original goals established under the previously separate plans.

Results of Operations — Second Quarter and Six Month Ended June 30, 2013 (continued)

Special (Gains) and Charges (continued)

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition & integration costs

As a result of our efforts to acquire Champion and acquisition integration costs, we incurred charges of $37.9 million ($27.6 million after tax) or $0.09 per diluted share and $47.9 million ($34.7 million) or $0.11 per diluted share during the second quarter and six months ended June 30, 2013, respectively.

Champion acquisition related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts included in special (gains) and charges include acquisition costs, advisory fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

Nalco merger & integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $4.4 million ($3.0 million after tax), or $0.01 per diluted share and $13.0 million ($8.8 million after tax), or $0.03 per diluted share, during the second quarter of 2013 and 2012, respectively. During the six months ended June 30, 2013 and 2012, we incurred charges of $8.2 million ($5.7 million after tax), or $0.02 per diluted share and $115.5 million ($86.5 million after tax), or $0.29 per diluted share, respectively.

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

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Operating Income

	Second Quarter Ended June 30%			Six Months Ended June 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP operating income	$352.3	$326.5	8%	$614.0	$492.3	25%
Special (gains) and charges	88.8	44.7		140.5	162.1
Non-GAAP adjusted operating income	441.1	371.2	19%	754.5	654.4	15%
Effect of foreign currency translation	3.3	(0.5)		2.5	(0.6)
Non-GAAP adjusted fixed currency operating income	$444.4	$370.7	20%	$757.0	$653.8	16%

Reported operating income increased 8% and 25% in the second quarter and first six months of 2013, respectively, versus the comparable periods of 2012.

Our reported operating income for both 2013 and 2012 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2013 and 2012 reported results, second quarter 2013 adjusted operating income increased 19% when compared against second quarter 2012 adjusted operating income and adjusted operating income for the first six months of 2013 increased 15% when compared against adjusted operating income for the first six months of 2012. Foreign currency had a small negative impact on operating income growth as shown in the previous table. The net impact of acquisitions and divestitures added approximately 2% and 1% to second quarter and first six months of 2013 adjusted fixed currency operating growth rates, respectively.

The second quarter and first six months of 2013 adjusted fixed currency operating income increase as compared to 2012 adjusted fixed currency operating income was driven by pricing, sales volume gains, synergies, cost savings and the net impact of acquisitions, which more than offset investments in the business.

Interest Expense, Net

	Second Quarter Ended June 30%			Six Months Ended June 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net interest expense	$66.2	$63.9	4%	$127.7	$150.0	(15)%
Adjustments:
Special (gains) and charges	0.3	—		2.5	18.2
Non-GAAP adjusted net interest expense	$65.9	$63.9	3%	$125.2	$131.8	(5)%

Reported net interest expense totaled $66 million in the second quarter of 2013, compared with $64 million in the second quarter of 2012. Reported net interest expense for the first six months of 2013 and 2012 was $128 million and $150 million, respectively.

Our reported net interest expense for both 2013 and 2012 was impacted by special gains and charges. Excluding the impact of special gains and charges from 2013 and 2012 reported results, second quarter 2013 adjusted net interest expense increased 3% when compared against second quarter 2012 adjusted net interest expense and adjusted interest expense for the first six months of 2013 decreased 5% when compared against adjusted net interest expense for the first six months of 2012.

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Interest Expense, Net (continued)

The increase in adjusted net interest expense when comparing the second quarter of 2013 against the second quarter of 2012 was driven primarily by the increased debt levels held during the second quarter of 2013 in connection with the close of the Champion acquisition.

The lower adjusted net interest expense for the first six months of 2013 was driven primarily by the decrease in interest expense at the legacy Nalco business due to debt pay downs in early 2012, decreased financing fees and decreased borrowings across our international operations, which more than offset interest associated with debt issued in connection with the Champion acquisition.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended June 30		Six Months Ended June 30
(percent)	2013	2012	2013	2012

Reported GAAP tax rate	24.6%	30.2%	22.5%	33.5%
Tax rate impact of:
Special gains and charges	0.7	(0.6)	1.5	(3.3)
Discrete tax net benefits	3.2	1.0	4.4	0.4
Non-GAAP adjusted effective tax rate	28.5%	30.6%	28.4%	30.6%

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

Our second quarter 2013 reported tax expense includes $24.6 million of net tax benefits on special gains and charges and $12.1 million of discrete tax net benefits. For the first six months of 2013, our reported tax expense includes $41.6 million of net tax benefits on special gains and charges and $27.6 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

Second quarter 2013 discrete tax net benefits are driven primarily by the release of a valuation allowance related to the realizability of foreign deferred tax assets, law changes within a foreign jurisdiction and recognition of settlements related to our 2009 through 2010 U.S. income tax returns, offset partially by foreign audit adjustments. First quarter 2013 discrete tax net benefits are driven primarily by net benefits related to the remeasurement of certain deferred tax assets and liabilities and the retroactive extension during first quarter 2013 of the U.S. R&D credit.

Our second quarter 2012 reported tax expense includes $12.1 million of net tax benefits on special gains and charges and $2.6 million of discrete tax net benefits. For the first six months of 2012, our reported tax expense includes $44.0 million of net tax benefits on special gains and charges and $1.2 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

Results of Operations — Second Quarter and Six Months Ended June 30, 2013 (continued)

Provision for Income Taxes (continued)

Second quarter 2012 discrete tax net benefits primarily include the impact of remeasurement of certain foreign deferred tax assets and liabilities due to the impact of tax rate changes resulting from a change in tax jurisdictions, offset partially by foreign audit settlements and adjustments. First quarter 2012 discrete tax net expense was made up of various individually insignificant items.

The decrease in the 2013 adjusted effective tax rate compared to 2012 was due primarily to global tax planning actions, extension of the R&D credit and geographic income mix.

Net Income Attributable to Ecolab

	Second Quarter Ended June 30%			Six Months Ended June 30
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net income	$213.1	$184.5	16%	$372.7	$234.2	59%
Adjustments:
Special (gains) and charges, net of tax	64.5	32.6		100.9	131.8
Discrete tax net expense (benefits)	(12.1)	(2.6)		(27.6)	(1.2)
Non-GAAP adjusted net income	$265.5	$214.5	24%	$446.0	$364.8	22%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended June 30%			Six Months Ended June 30%
(dollars)	2013	2012	Change	2013	2012	Change

Reported GAAP diluted EPS	$0.69	$0.62	11%	$1.23	$0.79	56%
Adjustments:
Special (gains) and charges	0.21	0.11		0.33	0.44
Discrete tax net expense (benefits)	(0.04)	(0.01)		(0.09)	(0.00)
Non-GAAP adjusted diluted EPS	$0.86	$0.72	19%	$1.47	$1.22	20%

Note: Per share amounts in the table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.01 on diluted earnings per share for both the second quarter of 2013 compared to 2012, as well as the first six months of 2013 compared to 2012.

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

All comparisons provided in the following tables and discussions are based on the segment structure implemented in the first quarter of 2013.

Sales by Reportable Segment

Fixed currency sales for the second quarter and first six months of 2013 and 2012 for each of our reportable segments were as follows:

	Second Quarter Ended June 30%			Six Months Ended June 30%
(millions)	2013	2012	Change	2013	2012	Change

Global Industrial	$1,220.2	$1,178.7	4%	$2,360.9	$2,308.6	2%
Global Institutional	1,054.9	1,028.5	3	2,029.6	1,979.8	3
Global Energy	901.0	550.1	64	1,480.1	1,089.0	36
Other	180.2	188.9	(5)	347.5	364.4	(5)
Subtotal at fixed currency rates	3,356.3	2,946.2	14	6,218.1	5,741.8	8
Effect of foreign currency translation	(18.5)	12.5		(8.2)	27.8
Consolidated	$3,337.8	$2,958.7	13%	$6,209.9	$5,769.6	8%

Global Industrial

Fixed currency sales for our Global Industrial segment increased 4% in the second quarter and 2% for the first six months of 2013. Acquisition adjusted fixed currency sales increased 3% in the second quarter and 1% for the first six months of 2013.

Fixed currency sales results for our Global Industrial operating units were as follows:

•                  Global Water — Sales increased 3% in the second quarter and 1% in the first six months of 2013. Sales growth was led by gains in heavy and light industries and improvements in mining. At a regional level second quarter growth was led by Asia Pacific and Latin America, with continued steady trends in North America, partially offset by modest declines in EMEA.

•                  Global Food & Beverage — Sales increased 6% in both the second quarter and first six months of 2013. Acquisition adjusted sales increased 3% in the second quarter and 4% for the first six month of 2013. Sales growth continued to be led by gains in the beverage & brewing, dairy, food and agri markets, offsetting weakness in the protein market. Merger growth synergies also continued to benefit results. All regions showed sales increases, led by strong growth in Latin America.

Segment Performance (continued)

•                  Global Paper — Sales increased 2% in the second quarter and were flat for the first six months of 2013. Sales increases for the quarter were driven by increased product penetration, partially offset by continued lower customer plant utilization. Asia Pacific and Latin America led sales growth at a regional level. EMEA showed modest growth, offset by continued slower sales in North America.

•                  Global Textile Care — Sales decreased 3% in the second quarter and 1% for the first six months of 2013. Pricing gains were more than offset by volume declines in North America and general softness in the EMEA markets.

When measured at public currency rates, for our Global Industrial segment, sales increased 2% in both the second quarter and first six months of 2013 against the comparable periods of 2012.

Global Institutional

Fixed currency sales for our Global Institutional segment increased 3% in both the second quarter and the first six months of 2013. The impact of acquisitions on fixed currency sales growth was not significant.

Fixed currency sales results for our Global Institutional operating units were as follows:

•                  Global Institutional — Sales increased 2% in the second quarter and 1% for the first six months of 2013. Sales initiatives, targeting new accounts and effective product programs remained focus areas for the Global Institutional operating unit. Demand from lodging customers showed modest growth, while foodservice foot traffic continued to be soft. At a regional level, a double digit increase in Latin America and modest gains in North America and Asia Pacific were offset by decreased sales in EMEA.

•                  Global Specialty — Sales increased 9% in the second quarter and 11% for the first six months of 2013. Our food retail business continued to produce double digit growth, and our quick service business remained steady. Both businesses benefited from new accounts and increased product penetration. At a regional level, Asia Pacific’s good growth benefited from good quick service foot traffic, North America had solid growth and EMEA showed modest growth.

•                  Global Healthcare — Sales decreased 1% in the second quarter and increased 1% for the first six months of 2013. General softness in the U.S. and Europe healthcare markets continued to impact results. Good sales growth in temperature management and moderate growth in surgical drapes and contamination control were offset by the elimination of certain low margin business and timing of distributor shipments. At a regional level, modest sales gains in North America were offset by lower sales in EMEA.

When measured at public currency rates, for our Global Institutional segment, sales increased 2% in both the second quarter and first six months of 2013 against the comparable periods of 2012.

Segment Performance (continued)

Global Energy

Fixed currency sales for our Global Energy segment increased 64% in the second quarter and 36% for the first six months of 2013, largely driven by the Champion acquisition. Acquisition adjusted fixed currency sales increased 14% in the second quarter and 11% for the first six months of 2013.

The increase in acquisition adjusted fixed currency sales reflected double-digit growth in our upstream business resulting from good market conditions, share gains and continued focus on high growth energy sources, including shale and oil sands accounts. Sales for our downstream business had good sales gains, resulting from share gains and increases in refining in North America.

When measured at public currency rates, second quarter 2013 Global Energy segment sales increased 62% compared to second quarter sales in 2012. For the first six months of 2013, Global Energy segment sales increased 35% against the comparable period of 2012.

Other

Fixed currency sales for our Other segment decreased 5% in both the second quarter and the first six months of 2013. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency sales increased 5% in both the second quarter and the first six months of 2013.

Fixed currency sales results for our Other operating units were as follows:

•                  Global Pest Elimination — Sales increased 5% in both the second quarter and first six months of 2013. Gains in the food & beverage, healthcare and foodservice segments led the growth. Market penetration coupled with new services and technologies benefited results. All regions showed sales increases, led by Latin America and Asia Pacific, along with good gains in North America.

•                  Equipment Care — Sales increased 7% in the second quarter and 6% in the first six months of 2013. Service and installed parts sales increased, benefiting from new accounts and improved productivity. Direct parts sales showed good gains against results from the prior year.

When measured at public currency rates Other segment sales decreased 5% in both the second quarter and first six months of 2013 against the comparable periods of 2012.

Segment Performance (continued)

Operating Income by Reportable Segment

Fixed currency operating income for the second quarter and first six months of 2013 and 2012 for each of our reportable segments were as follows:

	Second Quarter Ended
	June 30%			June 30%
(millions)	2013	2012	Change	2013	2012	Change

Global Industrial	$157.3	$134.1	17%	$274.4	$232.2	18%
Global Institutional	193.6	180.6	7	338.9	313.5	8
Global Energy	131.1	79.1	66	209.9	161.2	30
Other	26.2	27.4	(4)	46.8	47.3	(1)
Corporate	(152.6)	(95.2)		(253.5)	(262.5)
Subtotal at fixed currency rates	355.6	326.0	9	616.5	491.7	25
Effect of foreign currency translation	(3.3)	0.5		(2.5)	0.6
Consolidated	$352.3	$326.5	8%	$614.0	$492.3	25%

Global Industrial

Fixed currency operating income for our Global Industrial segment increased 17% and 18% for the second quarter and first six months of 2013, respectively. Acquisition adjusted fixed currency operating income increased 16% in the second quarter and 18% for the first six months of 2013.

The increase in fixed currency operating income was driven by sales volume increases, pricing gains, cost savings actions and synergies, which more than offset investments in the business.

When measured at public currency rates, second quarter 2013 Global Industrial segment operating income increased 16% compared to second quarter operating income in 2012. For the first six months of 2013, Global Industrial segment operating income increased 18% against the comparable period of 2012.

Global Institutional

Fixed currency operating income for our Global Institutional segment increased 7% and 8% for the second quarter and first six months of 2013, respectively. The impact of acquisitions on fixed currency operating income growth was not significant.

The increase in fixed currency operating income was driven by pricing gains, sales volume increases and cost saving actions, which more than offset increased investments in the business and other cost increases.

When measured at public currency rates, second quarter 2013 Global Institutional segment operating income increased 6% compared to second quarter operating income in 2012. For the first six months of 2013, Global Institutional segment operating income increased 8% against the comparable period of 2012.

Segment Performance (continued)

Global Energy

Fixed currency operating income for our Global Energy segment increased 66% and 30% for the second quarter and first six months of 2013, respectively, with the largest impact from the Champion acquisition. Acquisition adjusted fixed currency operating income increased 28% in the second quarter and 14% for the first six months of 2013.

The increase in acquisition adjusted fixed currency operating income was a result of sales volume increases, pricing gains and synergies, which more than offset investments in the business.

When measured at public currency rates, second quarter 2013 Global Energy segment operating income increased 65% compared to second quarter operating income in 2012. For the first six months of 2013, Global Energy segment operating income increased 30% against the comparable period of 2012.

Other

Fixed currency operating income for our Other segment decreased 4% and 1% for the second quarter and first six months of 2013, respectively. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency operating income increased 12% in the second quarter and 14% for the first six months of 2013.

The increase in acquisition adjusted fixed currency operating income was driven by sales volume growth and pricing gains, partially offset by cost increases.

When measured at public currency rates, second quarter 2013 Other segment operating income decreased 5% compared to second quarter operating income in 2012. For the first six months of 2013, Other segment operating income decreased 1% against the comparable period of 2012.

Corporate

Consistent with our internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and Champion acquisition intangible assets and certain integration costs. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 47.

Financial Position and Liquidity

Financial Position

Total assets were $19.7 billion as of June 30, 2013, compared to total assets of $17.6 billion at December 31, 2012. The increase is driven primarily by the Champion acquisition, which added $3.0 billion to total assets, primarily driven by $2.0 billion of goodwill and intangibles. The decrease in cash from December 31, 2012 to June 30, 2013 was largely due to the Champion acquisition. Foreign currency exchange rates negatively impacted the value of our international assets.

Financial Position and Liquidity (continued)

Total liabilities were $12.9 billion and $11.4 billion as of June 30, 2013 and December 31, 2013, respectively. Total debt was $7.5 billion as of June 30, 2013 and $6.5 billion as of December 31, 2012, reflecting the additional debt required to close the Champion acquisition. The ratio of total debt to capitalization (total equity plus total debt) increased to 53% at June 30, 2013 compared to 52% at December 31, 2012. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash Flows

Cash provided by operating activities totaled $393 million for the first six months of 2013 compared to $211 million for the first six months of 2012. Year-over-year comparability was favorably impacted by increased income and lower pension and postretirement plan contributions, which was partially offset by payments for certain liabilities assumed with the Champion acquisition, higher comparable cash payments for income taxes and increased cash payments made in 2013 as part of our ongoing restructuring plans.

We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations and investments in the business, to fund acquisitions, to return cash to shareholders through share repurchases and dividend payments and to repay debt.

Cash used for investing activities was $1.7 billion for the first six months of 2013 compared to $280 million for the first six months of 2012. The fluctuation across the periods is driven primarily by the timing of business acquisitions. Total cash paid for acquisitions, net of cash acquired, during the first six months of 2013 was $1.5 billion with the Champion transaction accounting for $1.3 billion of this total. Other acquisitions during the first six months of 2013 included Quimiproductos S.A. de C.V. and OOO Master Chemicals. Acquisitions during the first six months of 2012 included Esoform, InsetCenter and Econ Indústria e Comércio de Produtos de Higiene e Limpeza. See Note 3 for further information on our business acquisition activity.

Cash provided by financing activities was $558 million for the first six months of 2013 compared to cash used for financing activities of $1.5 billion for the first six months of 2012.

Our 2013 financing activities included $900 million of term loan borrowings initiated in connection with the Champion transaction, as well as $236 of long-term debt repayments, primarily related to the redemption of debt acquired through the Champion transaction. During the first six months of 2013, net issuances of commercial paper and notes payable led to an increase of $68 million, and we had total share repurchases of $176 million. Cash payments for dividends are comparably lower for 2013 as the dividends declared in December 2012 were paid in December 2012, whereas the dividends declared in December 2011 were paid in January 2012.

Cash used for financing activities during the first six months of 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. During the first six months of 2012, net issuances of commercial paper and notes payable led to an increase of $426 million, and we had total share repurchases of $191 million. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in 2012.

Financial Position and Liquidity (continued)

Liquidity and Capital Resources

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension  and postretirement contributions with cash from operating activities, cash reserves and additional short-term and/or long-term borrowings.

As of June 30, 2013, we had $375 million of cash and cash equivalents on hand, of which $345 million was held outside of the U.S. We continue to expect our operating cash flow to remain strong.

As of June 30, 2013 we had a $1.5 billion multi-year credit facility, which expires in September 2016. Additionally, we had a $500 million 364 day credit facility, which expires in August 2013. Both the $1.5 billion and $500 million credit facilities have been established with a diverse portfolio of banks. There were no borrowings under the credit facilities as of June 30, 2013 or December 31, 2012.

The credit facilities support our $2.0 billion U.S. commercial paper program, and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of June 30, 2013, we had $643 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of June 30, 2013, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2012 disclosed total notes payable and long-term debt due within one year of $806 million. As of June 30, 2013, the total notes payable and long-term debt due within one year increased to $873 million.

In April 2013, in connection with the close of the Champion acquisition, we initiated term loan borrowings of $900 million and increased our commercial paper borrowings. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by April 2016.

Our gross liability for uncertain tax positions was $107 million as of June 30, 2013 and $93 million as of December 31, 2012. The increase is due primarily to additions as part of the Champion acquisition. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

Global Environment

Approximately half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. During 2012 and 2013, economic conditions in Europe have remained challenging.  Certain countries continued to experience instability in credit markets, including diminished liquidity and credit availability as well as currency fluctuations which could negatively impact our customers located in these and other geographic areas.  We currently do not foresee any specific risks that would have a significant impact to our results of operations. However, we continue to monitor economic and political trends within the global environment. The operating environment in Venezuela is discussed further below.

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

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any additional future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government aimed at controlling market prices. We expect that the ongoing impact related to measuring our Venezuelan statement of income at the exchange rate subsequent to the devaluation in February 2013, or future exchange rates, will not have a significant impact to our results of operations. Through the first six months of 2013, sales in Venezuela represented approximately 1% of our consolidated sales.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 15 to the Consolidated Financial Statements.

Subsequent Events

None

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These Non-GAAP measures include:

•                  Fixed currency sales

•                  Acquisition adjusted fixed currency sales

•                  Adjusted gross margin

•                  Fixed currency operating income

•                  Adjusted operating income

•                  Adjusted fixed currency operating income

•                  Acquisition adjusted fixed currency operating income

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted gross margin, adjusted operating income, adjusted fixed currency operating income, acquisition adjusted fixed currency operating income, adjusted net interest expense, adjusted net income attributable to Ecolab and adjusted diluted earnings per share attributable to Ecolab, which exclude special (gains) and charges and discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

The adjusted effective tax rate measure promotes period-to-period comparability of the underlying effective tax rate because it excludes the tax rate impact of special (gains) and charges and discrete tax items which do not necessarily reflect costs associated with historical trends or expected future results.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, acquisition adjusted fixed currency sales, fixed currency operating income, adjusted fixed currency operating income and acquisition adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, acquisition adjusted sales, operating income, adjusted operating income and acquisition adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2013.

Non-GAAP Financial Measures (continued)

Acquisition adjusted growth rates exclude the results of acquired businesses, with the exception of Champion, from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture. Specific to the Champion transaction, due to the rapid pace at which the business is being fully integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is not necessarily available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for the comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, scope, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; synergies; utilization of recorded restructuring liabilities; purchase price allocations; additional Champion purchase price payment; pending acquisitions; payment of contingent consideration; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential additional devaluation of Venezuelan currency; risk in certain European countries; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 26.

Item 4.   Controls and Procedures

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                        Legal Proceedings

Note 14, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 35, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 63 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1-30, 2013	404	$81.4684	0	15,810,096
May 1-31, 2013	1,310,032	$84.6284	1,305,415	14,504,681
June 1-30, 2013	506,823	$84.0136	506,700	13,997,981
Total	1,817,259	$84.4562	1,812,115	13,997,981

(1)                   Includes 5,144 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations of which approximately $126 million of shares remained as of June 30, 2013 to be purchased.  We expect to complete the remaining portion of the announced $1 billion share repurchase program in 2013. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 6.                                                         Exhibits

(a) The following documents are filed as exhibits to this report:

(2.1)

Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.5) of the Company’s Form 8-K dated April 10, 2013.

(4.1)

Registration Rights Agreement, dated as of April 10, 2013 by and among Ecolab Inc., the Holders identified on Schedule A thereto and John W. Johnson and Steven J. Lindley, in their capacity as Holders’ Representatives — Incorporated by reference to Exhibit (4.1) of the Company’s Form 8-K dated April 10, 2013.

(10.1)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013 — Incorporated by reference to Exhibit (10.1) of the Company’s Form 8-K dated May 2, 2013.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date:	August 1, 2013	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller
(duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(2.1)	Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.5) of the Company’s Form 8-K dated April 10, 2013.

(4.1)

Registration Rights Agreement, dated as of April 10, 2013 by and among Ecolab Inc., the Holders identified on Schedule A thereto and John W. Johnson and Steven J. Lindley, in their capacity as Holders’ Representatives.

Incorporated by reference to Exhibit (4.1) of the Company’s Form 8-K dated April 10, 2013

(10.1)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013.	Incorporated by reference to Exhibit (10.1) of the Company’s Form 8-K dated May 2, 2013.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32.1)	Section 1350 Certifications.	Filed herewith electronically

(101.1)	Interactive Data File.	Filed herewith electronically