Form 10-Q
period 2013-09-30
ECOLAB INC
filed 2013-10-31
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2013.

301,299,251 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share amounts)	2013	2012
	(unaudited)

Net sales	$3,484.0	$3,023.3

Cost of sales (including special charges of $6.3 in 2013 and $3.2 in 2012)	1,882.8	1,616.4

Selling, general and administrative expenses	1,097.4	977.7

Special (gains) and charges	27.8	28.0

Operating income	476.0	401.2

Interest expense, net	67.0	64.2

Income before income taxes	409.0	337.0

Provision for income taxes	101.8	97.7

Net income including noncontrolling interest	307.2	239.3

Less: Net income (loss) attributable to noncontrolling interest	(0.8)	1.3

Net income attributable to Ecolab	$308.0	$238.0

Earnings attributable to Ecolab per common share
Basic	$1.02	$0.81
Diluted	$1.00	$0.80

Dividends declared per common share	$0.2300	$0.2000

Weighted-average common shares outstanding
Basic	301.2	292.7
Diluted	307.2	298.6

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share amounts)	2013	2012
	(unaudited)

Net sales	$9,693.9	$8,792.9

Cost of sales (including special charges of $23.5 in 2013 and $82.3 in 2012)	5,276.3	4,839.3

Selling, general and administrative expenses	3,176.5	2,949.1

Special (gains) and charges	151.1	111.0

Operating income	1,090.0	893.5

Interest expense, net (including special charges of $2.5 in 2013 and $18.2 in 2012)	194.7	214.2

Income before income taxes	895.3	679.3

Provision for income taxes	211.3	212.5

Net income including noncontrolling interest	684.0	466.8

Less: Net income (loss) attributable to noncontrolling interest (including special charges of $0.5 in 2013 and $4.5 in 2012)	3.3	(5.4)

Net income attributable to Ecolab	$680.7	$472.2

Earnings attributable to Ecolab per common share
Basic	$2.27	$1.62
Diluted	$2.23	$1.58

Dividends declared per common share	$0.6900	$0.6000

Weighted-average common shares outstanding
Basic	299.4	292.0
Diluted	305.3	298.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net income including noncontrolling interest	$307.2	$239.3	$684.0	$466.8

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(126.2)	121.5	(276.9)	(47.4)
Gain (loss) on net investment hedge	(4.2)	(5.9)	(4.2)	19.8
	(130.4)	115.6	(281.1)	(27.6)

Derivatives and hedging instruments	1.6	(2.5)	9.1	(1.1)

Pension and postretirement benefits
Pension and postretirement benefit adjustment	—	—	—	(1.6)
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	10.4	7.0	31.3	21.6
	10.4	7.0	31.3	20.0

Subtotal	(118.4)	120.1	(240.7)	(8.7)

Total comprehensive income, including noncontrolling interest	188.8	359.4	443.3	458.1

Less: Comprehensive income (loss) attributable to noncontrolling interest	—	1.6	(11.0)	(6.3)

Comprehensive income attributable to Ecolab	$188.8	$357.8	$454.3	$464.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2013	2012
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$394.4	$1,157.8

Accounts receivable, net	2,488.9	2,225.1

Inventories	1,378.1	1,088.1

Deferred income taxes	196.6	205.2

Other current assets	338.0	215.8

Total current assets	4,796.0	4,892.0

Property, plant and equipment, net	2,786.1	2,409.1

Goodwill	6,812.8	5,920.5

Other intangible assets, net	4,851.1	4,044.1

Other assets	367.6	306.6

Total assets	$19,613.6	$17,572.3

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	September 30	December 31
(millions, except shares and per share amounts)	2013	2012
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$713.2	$805.8

Accounts payable	926.6	879.7

Compensation and benefits	506.3	518.8

Income taxes	68.6	77.4

Other current liabilities	985.9	771.0

Total current liabilities	3,200.6	3,052.7

Long-term debt	6,537.3	5,736.1

Postretirement health care and pension benefits	1,242.4	1,220.5

Other liabilities	1,787.4	1,402.9

Total liabilities	12,767.7	11,412.2

Equity (a)
Common stock	344.6	342.1
Additional paid-in capital	4,647.2	4,249.1
Retained earnings	4,494.7	4,020.6
Accumulated other comprehensive loss	(700.4)	(459.7)
Treasury stock	(2,009.7)	(2,075.1)
Total Ecolab shareholders’ equity	6,776.4	6,077.0
Noncontrolling interest	69.5	83.1
Total equity	6,845.9	6,160.1

Total liabilities and equity	$19,613.6	$17,572.3

(a)   Common stock, 800 million shares authorized, $1.00 par value per share, 301.3 million shares outstanding at September 30, 2013, 294.7 million shares outstanding at December 31, 2012. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2013	2012
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$684.0	$466.8

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	381.3	348.5
Amortization	220.5	185.1
Deferred income taxes	(102.7)	14.6
Share-based compensation expense	53.6	50.7
Excess tax benefits from share-based payment arrangements	(26.2)	(28.1)
Pension and postretirement plan contributions	(62.0)	(232.0)
Pension and postretirement plan expense	106.9	82.2
Restructuring, net of cash paid	(20.5)	33.4
Venezuela currency devaluation	23.3	—
Other, net	12.9	(3.2)

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(70.3)	(174.7)
Inventories	(92.3)	(27.4)
Other assets	(109.5)	(48.6)
Accounts payable	(40.7)	46.7
Other liabilities	(29.1)	6.8

Cash provided by operating activities	$929.2	$720.8

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Nine Months Ended
	September 30
(millions)	2013	2012
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(423.4)	$(394.0)
Capitalized software expenditures	(25.7)	(17.6)
Property and other assets sold	9.6	9.9
Businesses acquired and investments in affiliates, net of cash acquired	(1,442.3)	(43.0)
Divestiture of business	(7.9)	13.8
Deposit into indemnification escrow	(10.6)	(1.3)
Release from indemnification escrow	13.0	17.3

Cash used for investing activities	(1,887.3)	(414.9)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(90.6)	(389.6)
Long-term debt borrowings	900.1	501.6
Long-term debt repayments	(337.8)	(1,692.9)
Reacquired shares	(228.5)	(193.1)
Dividends paid	(143.6)	(180.5)
Exercise of employee stock options	77.7	113.7
Excess tax benefits from share-based payment arrangements	26.2	28.1
Acquisition related contingent consideration	(9.8)	—
Other, net	0.6	(3.1)

Cash provided by (used) for financing activities	194.3	(1,815.8)

Effect of exchange rate changes on cash	0.4	(9.7)

Decrease in cash and cash equivalents	(763.4)	(1,519.6)

Cash and cash equivalents, beginning of period	1,157.8	1,843.6

Cash and cash equivalents, end of period	$394.4	$324.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2013 and 2012 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2012 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2012.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2013 and 2012 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 31, 2013 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012
Cost of sales
Restructuring charges	$1.9	$1.7	$5.5	$9.6
Recognition of Champion inventory fair value step-up	4.4	—	18.0	—
Recognition of Nalco inventory fair value step-up	—	1.5	—	72.7
Subtotal	6.3	3.2	23.5	82.3

Special (gains) and charges
Restructuring charges	11.9	20.8	75.4	73.2
Champion acquisition and integration costs	10.7	3.8	42.5	3.8
Nalco merger and integration costs	5.3	16.4	13.5	47.0
Venezuela currency devaluation	(0.1)	—	23.3	—
Gain on sale of business	—	(13.0)	—	(13.0)
Litigation related charges and other	—	—	(3.6)	—
Subtotal	27.8	28.0	151.1	111.0

Operating income subtotal	34.1	31.2	174.6	193.3

Interest expense, net
Acquisition debt costs	—	—	2.5	—
Debt extinguishment costs	—	—	—	18.2
Subtotal	—	—	2.5	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	—	—	(4.5)
Subtotal	—	—	(0.5)	(4.5)

Total special (gains) and charges	$34.1	$31.2	$176.6	$207.0

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

The company incurs net costs for restructuring activities associated with plans to enhance its efficiency and effectiveness and sharpen its competitiveness. These restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract terminations. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets.

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

In April 2013, following the completion of the acquisition of Champion, the company commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the fast growing global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through eliminating open positions and attrition. The company also anticipates leveraging and simplifying its global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

The company expects to incur pretax restructuring charges of approximately $80 million ($55 million after tax) under the Energy Restructuring Plan through the completion of the Plan in 2015. Approximately $30 million ($20 million after tax) of those charges are expected to occur in 2013.

The company anticipates that approximately $60 million of the $80 million of the pre-tax charges represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Energy Restructuring Plan, the company recorded restructuring charges of $8.4 million ($6.7 million after tax) and $20.6 million ($14.3 million after tax), during the third quarter and nine months ended September 30, 2013, respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2013 Activity:
Recorded expense and accrual	$19.4	$0.8	$0.4	$20.6
Cash payments	(12.9)	—	(0.4)	(13.3)
Non-cash charges	—	(0.8)	—	(0.8)
Effect of foreign currency translation	(0.1)	—	—	(0.1)
Restructuring liability, September 30, 2013	$6.4	$—	$—	$6.4

Cash payments under the Energy Restructuring Plan during 2013 were $13.3 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months.

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

During the first quarter of 2013, as the company considered opportunities to enhance the efficiency and effectiveness of its operations, it determined that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans should be combined into one plan.

The combined restructuring plan (the “Combined Plan”) combined opportunities and initiatives from both plans and is expected to be mostly completed by the end of 2013, with carryover of some projects and expenditures into 2014. The Combined Plan continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. After combining the plans, and through the completion of the Combined Plan, the company expects to incur total pretax restructuring charges of approximately $100 million ($70 million after tax), of which approximately $70 million ($50 million after tax) will be incurred in 2013.

The company anticipates that approximately $80 million of the total Combined Plan pre-tax charges will represent net cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Combined Plan, the company recorded restructuring charges of $5.3 million ($2.1 million after tax) and $60.5 million ($42.5 million after tax), during the third quarter and nine months ended September 30, 2013, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.         Special (Gains) and Charges (continued)

Restructuring charges and activity related to Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 Activity:
Recorded expense and accrual	$67.1	$0.5	$7.1	$74.7
Cash payments	(22.5)	—	(2.6)	(25.1)
Non-cash charges	—	(0.5)	—	(0.5)
Effect of foreign currency translation	(2.2)	—	—	(2.2)
Restructuring liability, December 31, 2011	42.4	—	4.5	46.9

2012 Activity:
Recorded expense and accrual	126.1	3.2	10.1	139.4
Cash payments	(62.0)	—	(3.3)	(65.3)
Non-cash charges	—	(3.2)	(3.9)	(7.1)
Effect of foreign currency translation	(0.7)	—	—	(0.7)
Restructuring liability, December 31, 2012	105.8	—	7.4	113.2

2013 Activity:
Recorded net expense and accrual	52.0	(2.9)	11.4	60.5
Net cash payments	(76.7)	5.9	(10.0)	(80.8)
Non-cash net charges	—	(3.0)	(0.4)	(3.4)
Effect of foreign currency translation	1.0	—	—	1.0
Restructuring liability, September 30, 2013	$82.1	$—	$8.4	$90.5

Asset disposals include a gain of $5.1 million from the sale of a plant in California during the third quarter of 2013.

Net cash payments under the Combined Plan were $80.8 million, $65.3 million and $25.1 million for the first nine months of 2013, full year 2012 and full year 2011, respectively. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Nalco Restructuring Plan

Prior to the Nalco merger, Nalco conducted various restructuring programs to redesign and optimize its business and work processes (the “Nalco Restructuring Plan”). As of September 30, 2013 and December 31, 2012, the remaining liability balance related to the Nalco Restructuring Plan was $2.1 million and $3.4 million, respectively. Cash payments during the nine months of 2013 related to this Plan were $1.1 million. The company expects to substantially utilize the remaining liability by the end of 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.         Special (Gains) and Charges (continued)

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the company’s efforts to acquire Champion and post acquisition integration costs, the company incurred charges of $15.1 million ($10.3 million after tax) and $63.0 million ($44.9 million) during the third quarter and nine months ended September 30, 2013, respectively. During both the third quarter and nine months ended September 30, 2012, the company incurred charges of $3.8 million ($3.3 million after tax) related to advisory and legal fees.

Champion acquisition related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within cost of sales include the recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition. Further information related to the acquisition of Champion is included in Note 3.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred charges of $5.3 million ($3.5 million after tax) and $17.9 million ($11.8 million after tax) during the third quarter of 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, the company incurred charges of $13.5 million ($9.2 million after tax) and $133.4 million ($98.3 million after tax), respectively.

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

Other special (gains) and charges

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

Pursuant to the terms of the acquisition agreement, the consideration transferred at closing to acquire all of Champion’s stock was as follows:

(millions, except per share)

Cash consideration	$1,429.9
Stock consideration
Ecolab shares issued to Champion shareholders	6.6
Ecolab’s closing stock price on April 10, 2013	$82.31
Total fair value of stock consideration	$543.0
Total fair value of cash and stock consideration	$1,972.9

The company deposited approximately $100 million of the above stock consideration in an escrow account to fund post-closing adjustments to the consideration and covenant and other indemnification obligations of the acquired entity’s stockholders for a period of two years following the effective date of the acquisition. As of the end of the third quarter of 2013, the consideration transferred at closing is subject to working capital and other adjustments in accordance with the acquisition agreement.

The company incurred certain acquisition and integration costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statement of Income. A total of $63.0 million and $3.8 million was incurred during the first nine months of 2013 and 2012, respectively. Amounts included in cost of sales are related to recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges are related to acquisition costs, advisory and legal fees and integration costs. Amounts included in net interest expense are related to interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt.

The company funded the initial cash component of the merger consideration through a $900 million unsecured term loan, initiated in April 2013, the proceeds from the December 2012 issuance of $500 million 1.450% senior notes due 2017 and commercial paper borrowings backed by its syndicated credit facility. See Note 5 for further discussion on the company’s debt.

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

The following table summarizes the value of Champion assets acquired and liabilities assumed as of the acquisition date. Also summarized in the table, subsequent to the acquisition, net adjustments of $20.2 million have been made to the preliminary purchase price allocation of the assets acquired and liabilities assumed, with a corresponding adjustment to goodwill.

(millions)	Preliminary Allocation at Acquisition Date	Adjustments to Fair Value	Updated Allocation at September 30, 2013

Current assets	$593.9	$4.2	$598.1
Property, plant and equipment	369.3	(7.9)	361.4
Other assets	43.4	(14.3)	29.1
Identifiable intangible assets
Customer relationships	840.0	—	840.0
Trademarks	120.0	—	120.0
Other technology	36.5	—	36.5
Total assets acquired	2,003.1	(18.0)	1,985.1

Current liabilities	418.2	(19.4)	398.8
Long-term debt	70.8	—	70.8
Net deferred tax liability	433.2	22.4	455.6
Noncontrolling interest and other liabilities	17.1	(0.8)	16.3
Total liabilities and noncontrolling interests assumed	939.3	2.2	941.5

Goodwill	993.0	20.2	1,013.2
Total aggregate purchase price	2,056.8	—	2,056.8
Estimated future consideration payable to sellers	(83.9)	—	(83.9)
Total consideration transferred	$1,972.9	$—	$1,972.9

The adjustments to the purchase price allocation during 2013 primarily relate to an estimated indemnification receivable, income tax liabilities, updated property, plant and equipment values and deferred taxes.

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

In April 2013, the company completed the acquisition of Russia-based OOO Master Chemicals (“Master Chemicals”). Master Chemicals sells oil field chemicals to oil and gas producers located throughout Russia and parts of the Ukraine. Annual sales of the business are approximately $29 million. Approximately $3 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. The business became part of the company’s Global Energy reportable segment during the third quarter of 2013. The purchase price allocation is preliminary, pending completion of the fair value determination of the acquired assets and liabilities, including valuation of the acquired intangibles.

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

Other significant acquisition summary

Acquisitions during the first nine months of 2013 and all of 2012 were not material to the company’s consolidated financial statements; therefore pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. During the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller. The 2013 contingent consideration activity relates to payments on legacy Nalco acquisitions. The 2012 contingent consideration relates to immaterial acquisitions completed during 2012. Based upon purchase price allocations, excluding the Champion acquisition, which is shown in a separate table, the components of the aggregate purchase prices of completed acquisitions during the third quarter and first nine months of 2013 and 2012 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012

Net tangible assets acquired	$—	$0.3	$(2.3)	$(1.0)
Identifiable intangible assets
Customer relationships	—	—	58.8	8.4
Trademarks	—	—	1.4	0.5
Patents	—	—	—	2.8
Other technology	—	—	1.0	0.3
Total intangible assets	—	—	61.2	12.0
Goodwill	—	0.1	41.2	23.3
Total aggregate purchase price	—	0.4	100.1	34.3
Contingent consideration	—	—	9.8	(2.6)
Liability for indemnification, net	—	15.2	2.4	16.0

Net cash paid for acquisitions	$—	$15.6	$112.3	$47.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.         Acquisitions and Dispositions (continued)

The weighted average useful lives of identifiable intangible assets acquired during the first nine months of 2013 and 2012, as shown in the previous table, were 12 and 13 years, respectively.

Dispositions

2013 Activity

In August 2013, the company sold substantially all the capital equipment design and build business of its Mobotec air emissions control business. The Mobotec equipment design and build business had 2012 sales of approximately $27 million, which were within the company’s Global Industrial reportable segment. An insignificant loss related to the sale was recorded in special (gains) and charges during the third quarter of 2013. The company has retained Mobotec’s chemical business.

There were no other business disposals during the first nine months of 2013.

2012 Activity

During the third quarter of 2012, the company received additional payments related to the sale of an investment in a U.S. business, originally sold prior to 2012. The corresponding gain recognized in the third quarter of 2012 was recorded in special (gains) and charges.

There were no significant business disposals during the first nine months of 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information

	September 30	December 31
(millions)	2013	2012
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,565.5	$2,298.3
Allowance for doubtful accounts	(76.6)	(73.2)
Total	$2,488.9	$2,225.1

Inventories
Finished goods	$989.0	$774.3
Raw materials and parts	403.7	338.3
Inventories at FIFO cost	1,392.7	1,112.6
Excess of FIFO cost over LIFO cost	(14.6)	(24.5)
Total	$1,378.1	$1,088.1

Property, plant and equipment, net
Land	$182.8	$158.9
Buildings and improvements	630.6	562.1
Leasehold improvements	86.4	80.5
Machinery and equipment	1,612.7	1,281.2
Merchandising and customer equipment	1,781.9	1,812.5
Capitalized software	413.1	385.7
Construction in progress	289.7	207.2
	4,997.2	4,488.1
Accumulated depreciation	(2,211.1)	(2,079.0)
Total	$2,786.1	$2,409.1

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,440.0	$2,588.6
Trademarks	307.2	185.2
Patents	422.5	414.7
Other technology	210.8	174.8
	$4,380.5	$3,363.3

Accumulated amortization
Customer relationships	$(529.8)	$(373.1)
Trademarks	(65.0)	(51.2)
Patents	(88.2)	(65.6)
Other technology	(76.4)	(59.3)
Other intangible assets, net	$4,851.1	$4,044.1

Other assets
Deferred income taxes	$73.8	$51.0
Deferred financing costs	33.8	40.8
Pension	12.9	7.0
Other	247.1	207.8
Total	$367.6	$306.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information (continued)

	September 30	December 31
(millions)	2013	2012
	(unaudited)
Other current liabilities
Discounts and rebates	$254.5	$244.4
Dividends payable	69.3	—
Interest payable	71.7	19.5
Taxes payable, other than income	106.7	97.3
Derivative liabilities	14.5	9.9
Restructuring	99.0	116.6
Estimated future consideration payable to Champion sellers	83.9	—
Other	286.3	283.3
Total	$985.9	$771.0

Other liabilities
Deferred income taxes	$1,574.4	$1,174.2
Income taxes payable - non-current	83.9	81.5
Other	129.1	147.2
Total	$1,787.4	$1,402.9

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(4.5)	$(13.6)
Unrecognized pension and postretirement benefit expense, net of tax	(581.9)	(613.8)
Cumulative translation, net of tax	(114.0)	167.7
Total	$(700.4)	$(459.7)

5.         Debt and Interest

	September 30	December 31
(millions)	2013	2012
	(unaudited)
Short-term debt
Commercial paper	$497.3	$593.7
Notes payable	45.0	44.5
Long-term debt, current maturities	170.9	167.6
Total	$713.2	$805.8

As of September 30, 2013, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016. In August 2013, the company’s $500 million, 364 day credit facility expired and was not replaced. In conjunction with the expiration of the $500 million, 364 day credit facility, the company’s U.S. commercial paper program was decreased from $2.0 billion to $1.5 billion, which is supported by the existing credit facility.

The company’s U.S. commercial paper program, as shown in the previous table, had $497 million and $594 million outstanding as of September 30, 2013 and December 31, 2012, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.         Debt and Interest (continued)

	September 30	December 31
(millions)	2013	2012
	(unaudited)

Long-term debt
Description / 2013 Principal Amount
Series A private placement senior euro notes (125 million euro)	$165.3	$162.3
Series B private placement senior euro notes (175 million euro)	231.4	227.3
Seven year 2008 senior notes ($250 million)	249.6	249.4
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.9	499.8
Five year 2011 senior notes ($1.25 billion)	1,248.4	1,248.1
Ten year 2011 senior notes ($1.25 billion)	1,249.3	1,249.3
Thirty year 2011 senior notes ($750 million)	742.8	742.6
Three year 2012 senior notes ($500 million)	499.8	499.8
Five year 2012 senior notes ($500 million)	499.7	499.6
Term loan ($800 million)	800.0	—
Capital lease obligations	13.0	13.8
Other	9.0	11.7
Total debt	6,708.2	5,903.7
Long-term debt, current maturities	(170.9)	(167.6)
Total long-term debt	$6,537.3	$5,736.1

In April 2013, in connection with the close of the Champion transaction, the company initiated term loan borrowings of $900 million. Under the agreement, the term loan bears interest at a floating base rate plus a credit rating based margin. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by April 2016. In September 2013, the company repaid $100 million of term loan borrowings.

Further information related to the acquisition of Champion is included in Note 3.

The company is in compliance with its debt covenants as of September 30, 2013.

Interest expense and interest income recognized during the third quarter and nine months ended 2013 and 2012 were as follows:

	Third Quarter Ended September 30		Nine Months Ended September 30
(millions)	2013	2012	2013	2012

Interest expense	$69.2	$66.8	$203.0	$221.6
Interest income	(2.2)	(2.6)	(8.3)	(7.4)
Interest expense, net	$67.0	$64.2	$194.7	$214.2

The decrease in interest expense for the nine months ended September 30, 2013 was driven primarily by the inclusion of an $18.2 million loss on extinguishment of Nalco debt, recognized in the first quarter of 2012.

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

During the second quarter of 2013, the company completed its annual test for goodwill impairment. The company used a “step zero” qualitative test to assess eight of its ten reporting units. The estimated fair values for seven of the eight reporting units using “step zero” testing substantially exceeded their respective carrying values. While Global Energy had low headroom due to the recent acquisition of Champion, the company considered “step zero” analysis to be sufficient due to continued strong qualitative indicators. Global Energy’s headroom before the Champion acquisition continued to increase since the prior year assessment. Based on the “step zero” testing performed, no adjustment to the carrying value of goodwill was necessary.

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

If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current performance of the company’s reporting units, updating the impairment testing during the third quarter of 2013 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The merger with Nalco and the acquisition of Champion resulted in the addition of $4.5 billion and $1.0 billion of goodwill, respectively. Subsequent performance of the reporting units holding the additional goodwill relative to projections used for the purchase price allocation of goodwill could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate significantly due to reasons that did not proportionately change fair value.

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

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

Based on the changes in the company’s organizational model, the company has updated its goodwill allocation for December 31, 2012. The company finalized the allocation during the second quarter of 2013. No impairments were noted in connection with the goodwill allocation procedures performed.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2013 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2012	$2,751.6	$720.6	$2,325.3	$123.0	$5,920.5
Current year business acquisitions(a)	33.3	—	1,021.1	—	1,054.4
Business divestitures	(2.1)	—	—	—	(2.1)
Effect of foreign currency translation	(67.0)	(17.3)	(72.7)	(3.0)	(160.0)
Goodwill as of September 30, 2013	$2,715.8	$703.3	$3,273.7	$120.0	$6,812.8

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

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2013 and 2012 was $79.0 million and $59.3 million, respectively. Total amortization expense related to other intangible assets during the nine months ended September 30, 2013 and 2012 was $214.1 million and $178.0 million, respectively. The increase from 2012 to 2013 is primarily due to the Champion acquisition.

As of September 30, 2013, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2013 (Remainder: three-month period)	$78
2014	304
2015	300
2016	295
2017	292
2018	287

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

Level 2 - Inputs include observable inputs other than quoted prices in active markets.

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

September 30 (millions)	2013
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$5.1	$5.1	$—	$—
Foreign currency forward contracts	24.7	—	24.7	—

Liabilities:
Foreign currency forward contracts	14.5	—	14.5	—
Contingent consideration obligations	16.3	—	—	16.3
Estimated future consideration payable to Champion sellers	83.9			83.9

December 31 (millions)	2012
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Money market funds held in rabbi trusts	$2.2	$2.2	$—	$—
Foreign currency forward contracts	6.5	—	6.5	—

Liabilities:
Foreign currency forward contracts	9.9	—	9.9	—
Contingent consideration obligations	27.3	—	—	27.3

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         Fair Value Measurements (continued)

Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the nine months ended September 30, 2013 were as follows:

(millions)
Contingent consideration, December 31, 2012	$27.3
Liabilities recognized at acquisition date	—
Loss (gain) recognized in earnings	(1.1)
Settlements	(9.8)
Foreign currency translation	(0.1)
Contingent consideration, September 30, 2013	$16.3

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments and as such is classified within level 1. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

(millions)	September 30, 2013		December 31, 2012
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,708.2	$6,960.5	$5,903.7	$6,417.6

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

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur. The company did not have any forward starting interest rate swap agreements outstanding at September 30, 2013 or December 31, 2012.

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

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2013	2012	2013	2012
Derivatives designated as hedging instruments
Foreign currency forward contracts	$6.8	$0.8	$0.3	$1.7

Derivatives not designated as hedging instruments
Foreign currency forward contracts	17.9	5.7	14.2	8.2
Total	$24.7	$6.5	$14.5	$9.9

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, there would be a net asset of $10.2 million as of September 30, 2013 and a net liability of $3.4 million as of December 31, 2012.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1.7 billion at September 30, 2013, and $1.3 billion at December 31, 2012.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                          Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2013	2012	2013	2012

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$1.4	$(4.0)	$8.0	$(2.5)

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency	Sales	$—	$—	$—	$(0.1)
forward contracts	Cost of sales	0.1	0.6	(1.6)	1.6
	SG&A	0.4	0.2	0.6	0.5
		0.5	0.8	(1.0)	2.0

Interest rate swap	Interest expense, net	(0.6)	(0.7)	(2.0)	(2.0)
		$(0.1)	$0.1	$(3.0)	$—

Loss recognized in income on derivative (ineffective portion)

Foreign currency forward contracts	Interest expense, net	$(0.4)	$(0.3)	$(1.2)	$(0.9)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                          Derivatives and Hedging Transactions (continued)

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2013	2012	2013	2012

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$8.9	$2.7	$4.4	$1.9
	Interest expense, net	(0.6)	(2.3)	(3.2)	(5.8)
		$8.3	$0.4	$1.2	$(3.9)

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

Net Investment Hedge

The company designates its euro 300 million ($397 million as of September 30, 2013) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro functional subsidiaries. Prior to redemption in January 2012, the Nalco euro denominated borrowings were also designated as a hedge of existing foreign currency exposures.

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

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012

Revaluation gains (losses), net of tax	$(4.2)	$(5.9)	$(4.2)	$19.8

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                          Other Comprehensive Income Information

The following table provides other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012
Derivative & Hedging Instruments Unrealized gains (losses) on derivative & hedging instruments Amount recognized into AOCI	$1.4	$(4.0)	$8.0	$(2.5)

(Gains) losses reclassified from AOCI into income
Sales	—	—	—	0.1
Cost of sales	(0.1)	(0.6)	1.6	(1.6)
SG&A	(0.4)	(0.2)	(0.6)	(0.5)
Interest expense, net	0.6	0.7	2.0	2.0
	0.1	(0.1)	3.0	—

Translation & other insignificant activity	0.2	0.2	—	0.4
Tax impact	(0.1)	1.4	(1.9)	1.0
Net of tax	$1.6	$(2.5)	$9.1	$(1.1)

Pension & Postretirement Benefits Amount reclassified from AOCI
Actuarial losses	$18.6	$12.3	$55.8	$37.1
Prior service costs	(1.9)	(1.1)	(5.6)	(3.2)
	16.7	11.2	50.2	33.9
Tax impact	(6.3)	(4.2)	(18.9)	(12.3)
Net of tax	$10.4	$7.0	$31.3	$21.6

See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 12 for additional information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

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

In accordance with its share repurchase program through open market or private purchases, including the 122,314 shares settled through the ASR discussed above, the company repurchased 2,722,883 shares of its common stock during 2012. During the first nine months of 2013, the company repurchased 2,375,529 shares of its common stock. The number of shares repurchased in 2013 includes 1,258,115 shares the company repurchased from the Champion escrow account, with the cash paid to the beneficial shareholders deposited back into escrow.

As of September 30, 2013, 13,434,567 shares remained to be repurchased under the company’s repurchase authorization and approximately $74 million remained to be purchased as part of the $1.0 billion program discussed above. The company expects to complete this remaining portion of the $1.0 billion share repurchase program in 2013.

The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

11.                   Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2013	2012	2013	2012

Net income attributable to Ecolab	$308.0	$238.0	$680.7	$472.2

Weighted-average common shares outstanding
Basic	301.2	292.7	299.4	292.0
Effect of dilutive stock options, units and awards	6.0	5.9	5.9	6.3
Diluted	307.2	298.6	305.3	298.3

Earnings attributable to Ecolab per common share
Basic	$1.02	$0.81	$2.27	$1.62
Diluted	$1.00	$0.80	$2.23	$1.58

Anti-dilutive securities excluded from computation of earnings per share	—	0.3	—	2.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                   Pension and Postretirement Plans

The company has a non-contributory qualified defined benefit pension plan covering the majority of its U.S. employees. The company also has U.S. non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The company provides postretirement health care benefits to certain U.S. employees and retirees.

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

			International		U.S. Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2013	2012	2013	2012	2013	2012
Service cost	$17.2	$12.6	$9.0	$7.1	$1.5	$1.3
Interest cost on benefit obligation	21.2	22.3	11.7	11.6	2.7	3.2
Expected return on plan assets	(32.5)	(31.8)	(11.6)	(10.4)	(0.3)	(0.3)
Recognition of net actuarial loss	15.6	11.3	2.8	0.9	0.2	0.1
Amortization of prior service benefit	(1.7)	(1.0)	(0.1)	(0.1)	(0.1)	—
	$19.8	$13.4	$11.8	$9.1	$4.0	$4.3

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

			International		U.S. Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2013	2012	2013	2012	2013	2012
Service cost	$51.5	$37.8	$27.0	$21.8	$4.5	$3.9
Interest cost on benefit obligation	63.6	66.9	35.2	35.4	8.1	9.6
Expected return on plan assets	(97.6)	(95.4)	(34.9)	(31.6)	(0.8)	(0.9)
Recognition of net actuarial loss	46.8	33.9	8.5	2.9	0.5	0.3
Amortization of prior service benefit	(5.2)	(3.0)	(0.1)	(0.2)	(0.3)	—
Settlements/curtailments	—	—	0.1	0.8	—	—
	$59.1	$40.2	$35.8	$29.1	$12.0	$12.9

As of September 30, 2013, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

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

During the first nine months of 2013, the company made payments of $9 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately $1 million more to such plans during the remainder of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                   Pension and Postretirement Plans (continued)

The company contributed $38 million to its international pension benefit plans during the first nine months of 2013. The company currently estimates that it will contribute approximately $12 million more to the international pension benefit plans during the remainder of 2013.

During the first nine months of 2013, the company made payments of $15 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately $5 million more to such plans during the remainder of 2013.

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

During the third quarter of 2013, the company’s management made a change to the way it measures and reports certain segments’ operating income, with intangible asset amortization specific to the Champion transaction moving to the Global Energy reportable segment from the Corporate segment. To provide meaningful comparisons, this change was made retroactively, resulting in $14.0 million of amortization expense moving to the Global Energy reportable segment from the Corporate segment for the second quarter of 2013. No other segments were impacted by this change.

Consistent with the company’s internal management reporting, and including the change discussed in the preceding paragraph, the Corporate segment includes amortization specifically from the Nalco merger and certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                   Operating Segments (continued)

The following tables present net sales and operating income (loss) by reportable segment, reflecting the impact of the segment structure changes discussed above, with the 2012 periods recast under the same structure utilized for the 2013 periods. The nine month ended September 30, 2013 amounts also reflect the segment measurement change impacting Global Energy and Corporate discussed above.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012
Net Sales
Global Industrial	$1,261.1	$1,225.3	$3,622.0	$3,533.9
Global Institutional	1,099.2	1,047.7	3,128.8	3,027.5
Global Energy	990.6	588.2	2,470.7	1,677.2
Other	185.0	190.4	532.5	554.8
Subtotal at fixed currency rates	3,535.9	3,051.6	9,754.0	8,793.4
Effect of foreign currency translation	(51.9)	(28.3)	(60.1)	(0.5)
Consolidated	$3,484.0	$3,023.3	$9,693.9	$8,792.9

Operating Income
Global Industrial	$181.3	$164.1	$455.7	$396.3
Global Institutional	224.9	197.1	563.8	510.6
Global Energy	135.5	95.4	331.4	256.6
Other	26.9	30.0	73.7	77.3
Corporate	(82.8)	(82.3)	(322.3)	(344.8)
Subtotal at fixed currency rates	485.8	404.3	1,102.3	896.0
Effect of foreign currency translation	(9.8)	(3.1)	(12.3)	(2.5)
Consolidated	$476.0	$401.2	$1,090.0	$893.5

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

Matters Related to Wage Hour Claims

Doug Ladore v. Ecolab Inc., et al., United States District Court for the Central District of California, case no. CV 11-9386 GAF (FMOx), is a wage hour class action brought on behalf of California Pest Elimination employees. The case has been certified for class treatment, and on January 22, 2013, the plaintiffs’ motion for summary judgment was granted and the court found that the class of employees was entitled to overtime pay. On February 22, 2013, pursuant to court-ordered mediation, the company reached a preliminary settlement with the plaintiffs, which remains subject to court approval. Payment of the settlement funds is anticipated to take place in the fourth quarter of 2013.  The company has established an accrual for the settlement amount, which is not material to its operations or financial position.

Fernando v. GCS Service, California State Court -Superior Court- Orange County, case no. 30-2011-00473162-UC-OE-CXC, is a wage hour suit involving a California class of technicians in the company’s Equipment Care business (formerly GCS).  A settlement, which received court approval on July 31, 2013, was reached with the plaintiffs. The class in this suit was certified for settlement purposes only. The settlement amount, which is not material to the company’s operations or financial position, was paid out in the third quarter.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.                   Commitments and Contingencies (continued)

In Cooper v. Ecolab Inc., California State Court —Superior Court- Los Angeles County, case no. BC486875, the plaintiffs seek certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination. The company has reached a preliminary settlement with the plaintiffs, which remains subject to court approval. The settlement amount is not material to the company’s operations or financial position.

The company is a defendant in three other pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these three suits, two have been certified for class action status. Icard v. Ecolab, California State Court —Superior Court- San Francisco County, case no. CGC-09-495344, a California state action, has been certified for class treatment of California Institutional employees. In Cancilla v. Ecolab, U.S. District Court-Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations.  The suit also seeks a purported California sub-class for alleged California wage hour law violations.  A third pending suit, Charlot v. Ecolab Inc.,  U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in two states (New York and New Jersey) alleging violations of state wage hour laws.

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

On May 1, 2010, the President appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco Company, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” Nalco Company cooperated with this testing process and continued to supply COREXIT, as requested by BP and government authorities. After review and testing of a number of dispersants, on September 30, 2010, and on August 2, 2010, the EPA released toxicity data for eight oil dispersants.

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

In August and September 2012, Nalco Company was named, along with other unaffiliated defendants, in Doom v. BP Exploration & Production, et al., Case No. 12-cv-2048 (E.D. La.) and Kolian v. BP Exploration & Production, et al., Case No. 12-cv-2338 (E.D. La.). The complaints generally allege, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants.  The complaints seek unspecified compensatory and punitive damages.All of the above-referenced cases pending against Nalco Company have been administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Civil Action No. 10-md-02179 (E.D. La.) (“MDL 2179”). Pursuant to orders issued by Judge Barbier in MDL 2179, the claims have been consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Bundle”). Plaintiffs are required by Judge Barbier to prepare a list designating previously-filed lawsuits that assert claims within the B3 Bundle regardless of whether the lawsuit named each defendant named in the B3 Bundle master complaint. Nalco Company has received a draft list from the plaintiffs’ steering committee. The draft list identifies fifteen cases in the B3 Bundle, some of which are putative class actions. Six cases previously filed against Nalco Company are not included in the B3 Bundle.

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

On April 3, 2013, Nalco was named, along with other, unaffiliated defendants, in Duong, et al., v. BP America Production Company, et al., Case No. 13-cv-00605 (E.D. La.). The complaint generally alleges, among other things, negligence relating to the Deepwater Horizon oil spill and use of chemical dispersants. The complaint seeks unspecified compensatory and punitive damages. On April 8, 2013, Nalco was named, along with other, unaffiliated defendants, in Fitzgerald v. BP Exploration, et al., Case No. 13-cv-00650 (E.D. La.). The complaint generally alleges, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants. The complaint seeks unspecified compensatory and punitive damages. On April 17, 2013, Nalco was named, along with other, unaffiliated defendants, in Danos, et al. v. BP Exploration et al., Case No. 00060449 (25th Judicial Court, Parish of Plaquemines, Louisiana). The complaint generally alleges, among other things, negligence and injury resulting from use of COREXIT dispersant in connection with the Deepwater Horizon oil spill.  The complaint seeks unspecified compensatory and punitive damages. On May 22, 2013, Danos was removed to the United States District Court for the Eastern District of Louisiana. In October 2013, Nalco Company was named, along with other unaffiliated defendants, in Shimer v. BP Exploration and Production, et al, Case No. 2:13-cv-4755 (E.D. LA.).  The complaint generally alleges, among other things, negligence and strict liability relating to the Deepwater Horizon oil spill and use of chemical dispersants.  The complaint seeks unspecified compensatory and punitive damages. Doung, Fitzgerald, Danos and Shimer are consolidated in MDL 2179 and subject to the MDL Court’s November 28, 2012 order.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2013, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2013 and 2012 and the consolidated statement of cash flows for the nine month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Company’s management.

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
October 31, 2013

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

During the third quarter of 2013, we made a change to the way we measure and report certain segments’ operating income, with intangible asset amortization specific to the Champion transaction moving to the Global Energy reportable segment from the Corporate segment. To provide meaningful comparisons, this change was made retroactively, resulting in $14.0 million of amortization expense moving to the Global Energy reportable segment from the Corporate segment for the second quarter of 2013. No other segments were impacted by this change.

Fixed Currency Foreign Exchange Rates

We evaluate the performance of our international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually based on translation into U.S. dollars at foreign currency exchange rates established by management at the beginning of 2013, with all periods presented using such rates.

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

Overview of the Third Quarter Ended September 30, 2013

Third quarter 2013 sales increased 15% compared to third quarter 2012 sales. Third quarter fixed currency sales increased 16%. Acquisition adjusted fixed currency sales grew 5% in the third quarter of 2013, led by Global Specialty, Global Energy and the Latin America region.

Third quarter 2013 operating income and diluted earnings per share attributable to Ecolab increased 19% and 25%, respectively, compared to third quarter 2012 results.

Both 2013 and 2012 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons. Excluding special (gains) and charges from both 2013 and 2012 results, third quarter 2013 adjusted operating income increased 18% when compared to third quarter 2012 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong increasing 20% in the third quarter versus the prior year third quarter.

Sales Performance

As summarized in the tables on pages 46 and 56:

•                  Third quarter 2013 sales increased 15% to $3.5 billion. Acquisition adjusted fixed currency sales increased 5% comparing third quarter 2013 against third quarter 2012.

•                  Fixed currency sales for our Global Industrial segment increased 3% to $1,261 million when comparing third quarter 2013 against third quarter 2012, led by growth in Global Food & Beverage and Global Paper. Acquisitions did not have a significant impact on Global Industrial segment sales growth for the third quarter.

•                  Third quarter 2013 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 5% to $1,099 million. Within this segment, Global Specialty showed strong growth, Global Healthcare sales showed improvement, and Global Institutional reported moderate sales gains.

•                  Fixed currency sales for our Global Energy segment increased 68% to $991 million when comparing third quarter 2013 against third quarter 2012. Acquisition adjusted fixed currency sales increased 9%.

•                  Third quarter 2013 Other segment sales, when measured in fixed rates of currency exchange, decreased 3% to $185 million. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency sales increased 6%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Third Quarter Ended September 30, 2013 (continued)

Financial Performance

As summarized in the tables on pages 52 through 55:

•                  Third quarter 2013 operating income increased 19% to $476 million compared to third quarter 2012 operating income of $401 million. Excluding the impact of special (gains) and charges from both 2013 and 2012 reported results, 2013 adjusted operating income increased 18% when compared to 2012 adjusted operating income. Third quarter 2013 adjusted fixed currency operating income increased 19% when compared to 2012 adjusted fixed currency operating income.

•                  Third quarter 2013 net income attributable to Ecolab increased 29% to $308 million. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted net income attributable to Ecolab increased 23% compared to the prior year’s third quarter.

•                  Third quarter 2013 diluted earnings per share attributable to Ecolab of $1.00 increased 25% compared to the third quarter of 2012. Excluding the impact of special (gains) and charges and discrete tax items from 2013 and 2012 reported results, adjusted diluted earnings per share attributable to Ecolab increased 20% to $1.04 for the third quarter of 2013 compared to $0.87 in the third quarter of 2012.

•                  Our effective income tax rate was 24.9% for the third quarter of 2013 compared to 29.0% for the third quarter of 2012. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2013 and 2012 results, our adjusted effective income tax rate was 28.4% and 29.4% for the third quarter of 2013 and 2012, respectively.

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net sales	$3,484.0	$3,023.3	15%	$9,693.9	$8,792.9	10%
Effect of foreign currency translation	51.9	28.3		60.1	0.5
Non-GAAP fixed currency net sales	$3,535.9	$3,051.6	16%	$9,754.0	$8,793.4	11%

As shown in the previous table, foreign currency exchange had a minimal impact on sales growth during the third quarter and first nine months of 2013. The percentage change components of the period-over-period 2013 sales increase are shown below:

	Third Quarter Ended	Nine Months Ended
(percent)	September 30, 2013	September 30, 2013

Volume	4%	3%
Price changes	1	1
Acquisition adjusted fixed currency sales increase	5	4
Acquisitions & divestitures	11	6
Fixed currency sales increase	16	11
Foreign currency exchange	(1)	(1)
Total net sales increase	15%	10%

Note: Amounts in the table above do not necessarily sum due to rounding.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Gross Profit Margin

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2013	2012	2013	2012

Reported GAAP gross margin	46.0%	46.5%	45.6%	45.0%
Special (gains) and charges	0.1	0.1	0.2	0.9
Non-GAAP adjusted gross margin	46.1%	46.6%	45.8%	45.9%

Our gross profit margin (“gross margin”) is defined as sales less cost of sales divided by sales. Our reported gross margin was 46.0% and 46.5% for the third quarter of 2013 and 2012, respectively. Our reported gross margin for the first nine months of 2013 and 2012 was 45.6% and 45.0%, respectively.

Our third quarter 2013 and first nine months of 2013 reported gross margin were both negatively impacted by the recognition of fair value step-up in Champion inventory and restructuring charges. Our third quarter 2012 and first nine months of 2012 reported gross margin were negatively impacted by the recognition of fair value step-up in Nalco inventory and restructuring charges.

Excluding the impact of these items, our third quarter 2013 adjusted gross margin was 46.1% and our adjusted gross margin for the first nine months of 2013 was 45.8%. These percentages compared against a third quarter 2012 adjusted gross margin of 46.6% and an adjusted gross margin of 45.9% for the first nine months of 2012.

Our adjusted gross margin decreased comparing the third quarter of 2013 against the third quarter of 2012. Our adjusted gross margin has remained consistent when comparing the nine month periods ended September 30, 2013 and 2012. Pricing gains, sales volume increases, synergies and cost savings were offset by unfavorable business mix within Global Energy, including the impact of the Champion acquisition, and other costs. The net impact of acquisitions and divestitures negatively impacted adjusted gross margins for the third quarter of 2013 and the first nine months of 2013 by 0.7 and 0.4 percentage points, respectively.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 31.5% for the third quarter of 2013 compared to the 32.3% in 2012. For the nine month periods, SG&A expenses were 32.8% of sales in 2013 and 33.5% of sales in 2012.

The decrease in SG&A ratio to sales during 2013 was driven by leverage from sales gains, synergies and cost savings, which more than offset investments and other cost increases.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2013	2012	2013	2012
Cost of sales
Restructuring charges	$1.9	$1.7	$5.5	$9.6
Recognition of Champion inventory fair value step-up	4.4	—	18.0	—
Recognition of Nalco inventory fair value step-up	—	1.5	—	72.7
Subtotal	6.3	3.2	23.5	82.3

Special (gains) and charges
Restructuring charges	11.9	20.8	75.4	73.2
Champion acquisition and integration costs	10.7	3.8	42.5	3.8
Nalco merger and integration costs	5.3	16.4	13.5	47.0
Venezuela currency devaluation	(0.1)	—	23.3	—
Gain on sale of business	—	(13.0)	—	(13.0)
Litigation related charges and other	—	—	(3.6)	—
Subtotal	27.8	28.0	151.1	111.0

Operating income subtotal	34.1	31.2	174.6	193.3

Interest expense, net
Acquisition debt costs	—	—	2.5	—
Debt extinguishment costs	—	—	—	18.2
Subtotal	—	—	2.5	18.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	(0.5)	—
Recognition of Nalco inventory fair value step-up	—	—	—	(4.5)
Subtotal	—	—	(0.5)	(4.5)

Total special (gains) and charges	$34.1	$31.2	$176.6	$207.0

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Special (Gains) and Charges (continued)

Restructuring charges

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of Champion, we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the fast growing global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through eliminating open positions and attrition. We also anticipate leveraging and simplifying our global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

The pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax), with approximately $30 million ($20 million after tax) incurred in 2013. The restructuring is expected to be completed by the end of 2015.

We anticipate that approximately $60 million of the $80 million pre-tax charges will represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Cash payments under the Energy Restructuring Plan during 2013 were $13.3 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months. We anticipate the remaining cash expenditures will be funded from operating activities.

As a result of activities under the Energy Restructuring Plan, we recorded restructuring charges of $8.4 million ($6.7 million after tax) or $0.02 per diluted share and $20.6 million ($14.3 million after tax) or $0.05 per diluted share during the third quarter and nine months ended September 30, 2013, respectively.

We anticipate cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $25 million in 2013, with annual cost savings and synergies of $150 million by the end of 2015. Cumulative savings achieved under this Plan through the third quarter of 2013 were approximately $15 million.

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

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

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

During the first quarter of 2013, as we considered opportunities to enhance the efficiency and effectiveness of our operations, we determined that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans should be combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and is expected to be mostly completed by the end of 2013, with carryover of some projects and expenditures into 2014. The Combined Plan continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. After combining the plans and through the completion of the Combined Plan, we expect to incur total pretax restructuring charges of approximately $100 million ($70 million after tax), of which approximately $70 million ($50 million after tax) will be incurred in 2013.

We anticipate that approximately $80 million of the total Combined Plan pre-tax charges will represent net cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

Net cash payments under the Combined Plan were $80.8 million, $65.3 million and $25.1 million for the first nine months of 2013, full year 2012 and full year 2011, respectively. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. Cash payments are expected to continue at a consistent level through the end of the Plan, and subsequently are expected to progressively decline. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

As a result of activities under the Combined Plan, we recorded restructuring charges of $5.3 million ($2.1 million after tax) or $0.01 per diluted share and $60.5 million ($42.5 million after tax) or $0.14 per diluted share during the third quarter and first nine months of 2013, respectively.

We anticipate cumulative savings and synergies achieved from the Combined Plan will be the same as those anticipated under the original Merger Restructuring Plan of at least $135 million in 2013 and $250 million on an annual basis with the run rate achieved by the end of 2014 and under the original 2011 Restructuring Plan of approximately $120 million of annual cost savings by the end of 2014, primarily within the European operations. The European savings are expected to be enhanced by synergies within the Merger Restructuring Plan associated with combining the legacy Ecolab European business with the additional European operations acquired with the Nalco merger. The Combined Plan is expected to provide approximately $110 million of incremental savings in 2013 as compared to 2012. For the nine month period ended September 30, 2013, the Combined Plan has achieved approximately $80 million of savings as compared to 2012. The 2013 savings are consistent with the original goals established under the previously separate plans.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Special (Gains) and Charges (continued)

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of our efforts to acquire Champion and post acquisition integration costs, we incurred charges of $15.1 million ($10.3 million after tax) or $0.03 per diluted share and $63.0 million ($44.9 million) or $0.15 per diluted share during the third quarter and nine months ended September 30, 2013, respectively. During both the third quarter and nine months ended September 30, 2012, we incurred charges of $3.8 million ($3.3 million after tax) or $0.01 per diluted share related to advisory and legal fees.

Champion acquisition related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within cost of sales include the recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $5.3 million ($3.5 million after tax), or $0.01 per diluted share and $17.9 million ($11.8 million after tax), or $0.04 per diluted share, during the third quarter of 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, we incurred charges of $13.5 million ($9.2 million after tax), or $0.03 per diluted share and $133.4 million ($98.3 million after tax), or $0.33 per diluted share, respectively.

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

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Special (Gains) and Charges (continued)

Other special (gains) and charges

During the third quarter of 2012, we received additional payments related to the sale of an investment in a U.S. business originally sold prior to 2012. The corresponding gain of $13.0 million ($8.1 million after tax), or $0.03 per diluted share was recorded during the third quarter of 2012 in special (gains) and charges.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

Operating Income

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP operating income	$476.0	$401.2	19%	$1,090.0	$893.5	22%
Special (gains) and charges	34.1	31.2		174.6	193.3
Non-GAAP adjusted operating income	510.1	432.4	18%	1,264.6	1,086.8	16%
Effect of foreign currency translation	9.8	3.1		12.3	2.5
Non-GAAP adjusted fixed currency operating income	$519.9	$435.5	19%	$1,276.9	$1,089.3	17%

Reported operating income increased 19% and 22% in the third quarter and first nine months of 2013, respectively, versus the comparable periods of 2012.

Our reported operating income for both 2013 and 2012 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2013 and 2012 reported results, third quarter 2013 adjusted operating income increased 18% when compared against third quarter 2012 adjusted operating income and adjusted operating income for the first nine months of 2013 increased 16% when compared against adjusted operating income for the first nine months of 2012. Foreign currency had a small negative impact on operating income growth as shown in the previous table. The net impact of acquisitions and divestitures added approximately 4% and 2% to the third quarter and first nine months of 2013 adjusted fixed currency operating growth rates shown in the table above, respectively.

The third quarter and first nine months of 2013 adjusted fixed currency operating income increase as compared to 2012 adjusted fixed currency operating income was driven by pricing, sales volume gains, synergies, cost savings and the net impact of acquisitions, which more than offset investments in the business and a declining gross margin.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net interest expense	$67.0	$64.2	4%	$194.7	$214.2	(9)%
Adjustments:
Special (gains) and charges	—	—		2.5	18.2
Non-GAAP adjusted net interest expense	$67.0	$64.2	4%	$192.2	$196.0	(2)%

Reported net interest expense totaled $67 million in the third quarter of 2013, compared with $64 million in the third quarter of 2012. Reported net interest expense for the first nine months of 2013 and 2012 was $195 million and $214 million, respectively.

Special (gains) and charges did not impact interest expense for the third quarter of either 2013 or 2012. The increase in net interest expense when comparing the third quarter of 2013 against the third quarter of 2012 was driven primarily by the increased debt levels held during the third quarter of 2013 in connection with the close of the Champion acquisition, offset partially by decreased borrowings across our international operations.

Our reported interest expense for the first nine months of both 2013 and 2012 was impacted by special (gains) and charges. Excluding the impact of special gains and charges from 2013 and 2012 reported results, adjusted interest expense for the first nine months of 2013 decreased 2% when compared against adjusted net interest expense for the first nine months of 2012.

The lower adjusted net interest expense for the first nine months of 2013 was driven primarily by decreased borrowings across our international operations, lower U.S. commercial paper borrowings and legacy Nalco debt pay downs in early 2012, partially offset by interest associated with debt issued in connection with the Champion acquisition.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2013	2012	2013	2012
Reported GAAP tax rate	24.9%	29.0%	23.6%	31.3%
Tax rate impact of:
Special gains and charges	0.7	0.1	1.1	(1.5)
Discrete tax net benefits	2.8	0.3	3.7	0.3
Non-GAAP adjusted effective tax rate	28.4%	29.4%	28.4%	30.1%

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

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Provision for Income Taxes (continued)

Our third quarter 2013 reported tax expense includes $11.5 million of net tax benefits on special gains and charges and $12.5 million of discrete tax net benefits. For the first nine months of 2013, our reported tax expense includes $53.1 million of net tax benefits on special gains and charges and $40.1 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the above table.

Third quarter 2013 discrete tax net benefits are driven primarily by net benefits from filing our 2012 U.S. federal tax return and the recognition of settlements related to prior year income tax audits, partially offset by the remeasurement of certain deferred tax assets. Discrete tax net benefits for the first nine months of 2013 were also impacted by the release of a valuation allowance related to the realizability of foreign deferred tax assets, law changes within a foreign jurisdiction, recognition of settlements related to our 2009 through 2010 U.S. income tax returns, the remeasurement of certain deferred tax assets and liabilities and the retroactive extension during first quarter 2013 of the U.S. R&D credit, all of which were partially offset by foreign audit adjustments.

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

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2013 (continued)

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Reported GAAP net income	$308.0	$238.0	29%	$680.7	$472.2	44%
Adjustments:
Special (gains) and charges, net of tax	22.6	21.6		123.5	153.4
Discrete tax net expense (benefits)	(12.5)	(0.9)		(40.1)	(2.1)
Non-GAAP adjusted net income	$318.1	$258.7	23%	$764.1	$623.5	23%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2013	2012	Change	2013	2012	Change

Reported GAAP diluted EPS	$1.00	$0.80	25%	$2.23	$1.58	41%
Adjustments:
Special (gains) and charges	0.07	0.07		0.40	0.51
Discrete tax net expense (benefits)	(0.04)	(0.00)		(0.13)	(0.01)
Non-GAAP adjusted diluted EPS	$1.04	$0.87	20%	$2.50	$2.09	20%

Note: Per share amounts in the table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.02 on diluted earnings per share for both the third quarter of 2013 compared to 2012, as well as the first nine months of 2013 compared to 2012.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

As discussed at the beginning of this MD&A, effective in the first quarter of 2013, we changed our reportable segments due to a change in our organizational model designed to support the business following the Nalco merger and facilitate global growth. Under the reporting structure implemented in the first quarter of 2013, our ten operating units are aggregated into four reportable segments: Global Industrial, Global Institutional, Global Energy and Other. For periods prior to its disposition in December 2012, the Vehicle Care operating unit was included within the Other reportable segment within the realigned reportable segment structure.

The international amounts included within each of our four reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2013.

All comparisons provided in the following tables and discussions are based on the segment structure implemented in the first quarter of 2013.

During the third quarter of 2013, we made a change to the way we measure and report certain segments’ operating income, with intangible asset amortization specific to the Champion transaction moving to the Global Energy reportable segment from the Corporate segment. To provide meaningful comparisons, this change was made retroactively, resulting in $14.0 million of amortization expense moving to the Global Energy reportable segment from the Corporate segment for the second quarter of 2013. No other segments were impacted by this change.

Sales by Reportable Segment

Fixed currency sales for the third quarter and first nine months of 2013 and 2012 for each of our reportable segments were as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Global Industrial	$1,261.1	$1,225.3	3%	$3,622.0	$3,533.9	2%
Global Institutional	1,099.2	1,047.7	5	3,128.8	3,027.5	3
Global Energy	990.6	588.2	68	2,470.7	1,677.2	47
Other	185.0	190.4	(3)	532.5	554.8	(4)
Subtotal at fixed currency rates	3,535.9	3,051.6	16	9,754.0	8,793.4	11
Effect of foreign currency translation	(51.9)	(28.3)		(60.1)	(0.5)
Consolidated	$3,484.0	$3,023.3	15%	$9,693.9	$8,792.9	10%

Global Industrial

Fixed currency sales for our Global Industrial segment increased 3% in the third quarter and 2% for the first nine months of 2013. Acquisitions did not have a significant impact on 2013 sales growth.

Fixed currency sales results for our Global Industrial operating units were as follows:

•                  Global Water — Sales increased 1% in the both the third quarter and the first nine months of 2013. Sales growth was led by gains in heavy industries, which coupled with continued gains in light industries offset declines in mining. At a regional level, third quarter growth was led by Latin America and Asia Pacific, while North America and EMEA were flat against the prior year quarter.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

•                  Global Food & Beverage — Sales increased 7% in the third quarter and 6% for the first nine months of 2013. Acquisition adjusted sales increased 4% in the both the third quarter and first nine months of 2013. Sales growth continued to be led by gains in the beverage & brewing, dairy, food and agri markets, offsetting weakness in the protein market. All regions showed sales increases, led by strong growth in Latin America, with moderate growth in Asia Pacific and North America.

•                  Global Paper — Sales increased 3% in the third quarter and 1% for the first nine months of 2013. Sales increases were driven by increased product penetration, partially offset by continued lower customer plant utilization. At a regional level, third quarter growth was led by Asia Pacific and Latin America. North America showed modest growth, offset by decreased sales in EMEA.

•                  Global Textile Care — Sales increased 2% in the third quarter and were flat for the first nine months of 2013. Pricing gains and new accounts positively impacted North America results during the third quarter. EMEA also showed improving trends in the quarter.

When measured at public currency rates, Global Industrial segment sales increased 2% in both the third quarter and first nine months of 2013 against the comparable periods of 2012.

Global Institutional

Fixed currency sales for our Global Institutional segment increased 5% in the third quarter and 3% for the first nine months of 2013.

Fixed currency sales results for our Global Institutional operating units were as follows:

•                  Global Institutional — Sales increased 3% in the third quarter and 2% for the first nine months of 2013. Demand from lodging customers showed modest growth, while foodservice foot traffic remained soft. Sales initiatives, targeting new accounts and effective product programs continued to lead results of the Global Institutional operating unit. At a regional level, continued strong results in Latin America and increased growth in North America led the sales increase. Asia Pacific showed modest gains and EMEA sales were down.

•                  Global Specialty — Sales increased 14% in the third quarter and 12% for the first nine months of 2013. Our quick service and food retail businesses both produced double digit growth, benefiting from new accounts and increased product penetration. At a regional level, North America and Asia Pacific increased double digits, and EMEA had solid gains.

•                  Global Healthcare — Sales increased 4% in the third quarter and 2% for the first nine months of 2013. Sales growth was led by growth in surgical drapes, contamination control, and improvements in hand hygiene which offset softness in chemical sales related to instrument reprocessing. Weakness in the U.S. and Europe healthcare markets continued to impact results. Despite this, North America and EMEA both showed improving sales trends.

When measured at public currency rates, third quarter 2013 Global Institutional segment sales increased 5% compared to third quarter sales in 2012. For the first nine months of 2013, Global Institutional segment sales increased 3% against the comparable period of 2012.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

Fixed currency sales for our Global Energy segment increased 68% in the third quarter and 47% for the first nine months of 2013, largely driven by the Champion acquisition. Acquisition adjusted fixed currency sales increased 9% in the third quarter and 10% for the first nine months of 2013.

The increase in acquisition adjusted fixed currency sales reflected continued double-digit growth in our upstream business resulting from good share gains and continued focus on high growth energy sources, including deepwater, shale and oil sands accounts. Sales for our downstream business had good gains, resulting from strong share gains and increased North America refining. Sales growth in 2013 was also impacted by a difficult comparison against 2012, which included higher levels of episodic dispersant sales.

When measured at public currency rates, third quarter 2013 Global Energy segment sales increased 67% compared to third quarter sales in 2012. For the first nine months of 2013, Global Energy segment sales increased 46% against the comparable period of 2012.

Other

Fixed currency sales for our Other segment decreased 3% in the third quarter and 4% for the first nine months of 2013. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency sales increased 6% in the third quarter and 5% for the first nine months of 2013.

Fixed currency sales results for our Other operating units were as follows:

•                  Global Pest Elimination — Sales increased 5% in both the third quarter and first nine months of 2013. Gains in the food & beverage, healthcare and foodservice segments led the growth. Market penetration coupled with new services and technologies benefited results. All regions showed sales increases, led by Asia Pacific, with good growth in North America and modest gains in EMEA and Latin America.

•                  Equipment Care — Sales increased 9% in the third quarter and 7% in the first nine months of 2013. Service and installed parts sales increased, benefiting from product penetration and improved productivity. Direct parts sales showed good gains against results from the prior year.

When measured at public currency rates Other segment sales decreased 3% in the third quarter and 4% for the first nine months of 2013 against the comparable periods of 2012.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Operating Income by Reportable Segment

Fixed currency operating income for the third quarter and first nine months of 2013 and 2012 for each of our reportable segments were as follows:

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2013	2012	Change	2013	2012	Change

Global Industrial	$181.3	$164.1	10%	$455.7	$396.3	15%
Global Institutional	224.9	197.1	14	563.8	510.6	10
Global Energy	135.5	95.4	42	331.4	256.6	29
Other	26.9	30.0	(10)	73.7	77.3	(5)
Corporate	(82.8)	(82.3)		(322.3)	(344.8)
Subtotal at fixed currency rates	485.8	404.3	20	1,102.3	896.0	23
Effect of foreign currency translation	(9.8)	(3.1)		(12.3)	(2.5)
Consolidated	$476.0	$401.2	19%	$1,090.0	$893.5	22%

Global Industrial

Fixed currency operating income for our Global Industrial segment increased 10% and 15% for the third quarter and first nine months of 2013, respectively. Acquisition adjusted fixed currency operating income increased 9% in the third quarter and 14% for the first nine months of 2013.

The increase in fixed currency operating income was driven by pricing gains, sales volume increases, cost savings actions, synergies and the net impact of acquisitions, which more than offset investments in the business.

When measured at public currency rates, third quarter 2013 Global Industrial segment operating income increased 9% compared to third quarter operating income in 2012. For the first nine months of 2013, Global Industrial segment operating income increased 14% against the comparable period of 2012.

Global Institutional

Fixed currency operating income for our Global Institutional segment increased 14% and 10% for the third quarter and first nine months of 2013, respectively.

The increase in fixed currency operating income was driven by sales volume increases, pricing gains and cost savings actions, which more than offset investments in the business and other cost increases.

When measured at public currency rates, third quarter 2013 Global Institutional segment operating income increased 13% compared to third quarter operating income in 2012. For the first nine months of 2013, Global Institutional segment operating income increased 10% against the comparable period of 2012.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

Fixed currency operating income for our Global Energy segment, including the intangible asset amortization specific to the Champion transaction discussed previously in this MD&A, increased 42% and 29% for the third quarter and first nine months of 2013, respectively, with the largest impact from the Champion acquisition. Acquisition adjusted fixed currency operating income increased 20% in the third quarter and 17% for the first nine months of 2013.

The increase in acquisition adjusted fixed currency operating income was a result of sales volume increases, pricing gains and synergies, which more than offset investments in the business.

When measured at public currency rates, third quarter 2013 Global Energy segment operating income increased 40% compared to third quarter operating income in 2012. For the first nine months of 2013, Global Energy segment operating income increased 28% against the comparable period of 2012.

Other

Fixed currency operating income for our Other segment decreased 10% and 5% for the third quarter and first nine months of 2013, respectively. When adjusting for the Vehicle Care divestiture, acquisition adjusted fixed currency operating income was flat in the third quarter and increased 9% for the first nine months of 2013.

Acquisition adjusted fixed currency operating income results were impacted by sales volume growth and pricing gains, offset by investments in the business and other cost increases.

When measured at public currency rates, third quarter 2013 Other segment operating income decreased 10% compared to third quarter operating income in 2012. For the first nine months of 2013, Other segment operating income decreased 5% against the comparable period of 2012.

Corporate

Consistent with the company’s internal management reporting, and including the change discussed previously in this MD&A, the Corporate segment includes amortization specifically from the Nalco merger and certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 48.

Financial Position and Liquidity

Financial Position

Total assets were $19.6 billion as of September 30, 2013, compared to total assets of $17.6 billion at December 31, 2012. The increase is driven primarily by the Champion acquisition, which added $3.0 billion to total assets, primarily driven by $2.0 billion of goodwill and intangibles. The decrease in cash from December 31, 2012 to September 30, 2013 was largely due to the use of cash for the Champion acquisition. Foreign currency exchange rates negatively impacted the value of our international assets.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Total liabilities were $12.8 billion and $11.4 billion as of September 30, 2013 and December 31, 2013, respectively. Total debt was $7.3 billion as of September 30, 2013 and $6.5 billion as of December 31, 2012, reflecting the additional debt required to close the Champion acquisition. The ratio of total debt to capitalization (total equity plus total debt) was 51% at September 30, 2013 compared to 52% at December 31, 2012. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash Flows

Cash provided by operating activities totaled $929 million for the first nine months of 2013 compared to $721 million for the first nine months of 2012. Year-over-year comparability was favorably impacted by increased income and lower pension and postretirement plan contributions, which were partially offset by payments for certain liabilities assumed with the Champion acquisition, higher comparable cash payments for income taxes and increased cash payments made in 2013 as part of our ongoing restructuring plans.

We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations and investments in the business, to fund acquisitions, to return cash to shareholders through share repurchases and dividend payments and to repay debt.

Cash used for investing activities was $1.9 billion for the first nine months of 2013 compared to $415 million for the first nine months of 2012. The fluctuation across the periods is driven primarily by the timing of business acquisitions. Total cash paid for acquisitions, net of cash acquired, during the first nine months of 2013 was $1.4 billion with the Champion transaction accounting for $1.3 billion of this total. Other acquisitions during the first nine months of 2013 included Quimiproductos S.A. de C.V. and OOO Master Chemicals. Acquisitions during the first nine months of 2012 included Esoform, InsetCenter and Econ Indústria e Comércio de Produtos de Higiene e Limpeza. See Note 3 for further information on our business acquisition activity.

Cash provided by financing activities was $194 million for the first nine months of 2013 compared to cash used for financing activities of $1.8 billion for the first nine months of 2012.

Our 2013 financing activities included $900 million of term loan borrowings initiated in connection with the Champion transaction, as well as $338 million of long-term debt repayments. Long-term debt repayments include the redemption of debt acquired through the Champion transaction and repayment of $100 million of term loan borrowings. During the first nine months of 2013, net repayments of commercial paper and notes payable led to a decrease of $91 million, and we had total share repurchases of $229 million. Cash payments for dividends are comparably lower for 2013 as the dividends declared in December 2012 were paid in December 2012, whereas the dividends declared in December 2011 were paid in January 2012.

Cash used for financing activities during the first nine months of 2012 included $1.7 billion of long-term debt repayments, primarily related to the redemption of Nalco’s senior notes in January 2012. Partially offsetting the repayment, we issued $500 million of senior notes in a public debt offering in August 2012. During the first nine months of 2012, net repayments of commercial paper and notes payable led to a decrease of $390 million, and we had total share repurchases of $193 million. In connection with the finalization of the accelerated share repurchase agreement initially entered into in December 2011, we received an additional 122,314 shares of common stock, with no additional cash impact in 2012.

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

As of September 30, 2013, we had $394 million of cash and cash equivalents on hand, of which $343 million was held outside of the U.S. We continue to expect our operating cash flow to remain strong.

As of September 30, 2013 we had a $1.5 billion multi-year credit facility, which expires in September 2016. In August, our $500 million, 364 day credit facility expired and was not replaced. Our credit facility has been established with a diverse portfolio of banks. There were no borrowings under our credit facilities as of September 30, 2013 or December 31, 2012.

The credit facility supports our $1.5 billion U.S. commercial paper program, which was decreased from $2.0 billion to $1.5 billion following the expiration of the $500 million 364 day facility, and our $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. As of September 30, 2013, we had $497 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of September 30, 2013, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2012 disclosed total notes payable and long-term debt due within one year of $806 million. As of September 30, 2013, the total notes payable and long-term debt due within one year decreased to $713 million.

In April 2013, in connection with the close of the Champion acquisition, we initiated term loan borrowings of $900 million and increased our commercial paper borrowings. The term loan can be repaid in part or in full at any time without penalty, but in any event must be repaid in full by April 2016. In September 2013, we repaid $100 million of the term loan borrowings.

Our gross liability for uncertain tax positions was $102 million as of September 30, 2013 and $93 million as of December 31, 2012. Additions as part of the Champion acquisition were offset by the settlement of the legacy Nalco 2009 through 2010 IRS audit, with corresponding adjustments to prior year reserves. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment

Approximately half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. During 2012 and 2013, economic conditions in Europe have remained challenging.  Certain countries continued to experience instability in credit markets, including diminished liquidity and credit availability as well as currency fluctuations which could negatively impact our customers located in these and other geographic areas. We currently do not foresee any specific credit or market risks that would have a significant impact to our results of operations. However, we continue to monitor economic and political trends within the global environment. The operating environment in Venezuela is discussed further below.

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

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any additional future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government aimed at controlling market prices. We expect that the ongoing impact related to measuring our Venezuelan statement of income at the exchange rate subsequent to the devaluation in February 2013, or future exchange rates, will not have a significant impact to our results of operations. Through the first nine months of 2013, sales in Venezuela represented approximately 1% of our consolidated sales.

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

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (continued)

Acquisition adjusted growth rates generally exclude the results of any acquired business from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture. Champion is an exception. Due to the rapid pace at which the business is being fully integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is not necessarily available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 46-55.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, scope, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; synergies; utilization of recorded restructuring liabilities; purchase price allocations; additional Champion purchase price payment; pending acquisitions; payment of contingent consideration; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; payment of litigation settlement funds; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential additional devaluation of Venezuelan currency; global market risk; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 27.

Item 4.         Controls and Procedures

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2013, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                       Legal Proceedings

Note 14, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 36, is incorporated herein by reference.

Item 1A.                                              Risk Factors

In our report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 65 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                                                       Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1-31, 2013	67,624	85.8221	66,700	13,931,281
August 1-31, 2013	386,065	91.7124	374,829	13,556,452
September 1-30, 2013	123,172	93.7260	121,885	13,434,567
Total	576,861	91.4518	563,414	13,434,567

(1)                   Includes 13,447 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations of which approximately $74 million of shares remained as of September 30, 2013 to be purchased.  We expect to complete the remaining portion of the announced $1 billion share repurchase program in 2013. We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date: October 31, 2013	By:	/s/John J. Corkrean
John J. Corkrean
Senior Vice President & Corporate Controller (duly authorized Officer and Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32.1)	Section 1350 Certifications.	Filed herewith electronically

(101.1)	Interactive Data File.	Filed herewith electronically