Form 10-K
period 2013-12-31
ECOLAB INC
filed 2014-02-28
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013	Commission File No. 1-9328

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Wabasha Street North, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2013: $25,114,508,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $85.19 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2014:  300,767,420 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.              Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2013 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.              Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 8, 2014 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2013 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include: scope, timing, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; utilization of recorded restructuring liabilities; Champion purchase price allocation adjustments; capital investments and strategic business acquisitions; share repurchases; impact of Venezuela currency re-measurement; payment of litigation settlement funds; borrowing capacity; global market risk; objective to improve credit rating; long-term potential of our business; impact of changes in exchange rates and interest rates; leveraging and simplifying global supply chain; losses due to concentration of credit risk; recognition of share-based compensation expense; future benefit plan payments; amortization expense; benefits of and synergies from the Champion and Nalco transactions; bad debt experiences and customer credit worthiness; disputes, claims and litigation; environmental contingencies; returns on pension plan assets; future cash flow and uses for cash; dividends; debt repayments; contributions to pension and postretirement healthcare plans; liquidity requirements and borrowing methods; impact of credit rating downgrade; impact of new accounting pronouncements; tax deductibility of goodwill; non-performance of counterparties; timing of hedged transactions; and income taxes, including loss carryforwards, unrecognized tax benefits and uncertain tax positions.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

Effective in the first quarter of 2013, we changed our reportable segments due to a change in our underlying organizational model designed to support the business following the Nalco merger and to facilitate global growth. We did not operate under the realigned segment structure prior to 2013.  Our new segment structure focuses on global businesses, with our ten global operating units, which are also operating segments, aggregated into four reportable segments as follows:

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

•                  Other consists of the Global Pest Elimination and Equipment Care operating units.

Consistent with our internal management reporting, we also present a Corporate segment which includes amortization specifically from the Nalco merger, certain integration costs from both the Nalco and Champion transactions and the special (gains) and charges reported on our Consolidated Statement of Income.

In 2013, we took the following actions to continue to build our business:

•                              In January, we completed the acquisition of Mexico-based Quimiproductos S.A. de C.V., a producer and supplier of cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Central and South America.  Pre-acquisition annual sales were approximately $43 million and the business became part of our Global Industrial reportable segment during the first quarter of 2013.

•                              In April, we acquired Champion Technologies, and its related company Corsicana Technologies (collectively “Champion”), a Houston-based global energy specialty products and services company, to strengthen our position in the fast-growing energy services market. Champion’s 2012 sales for the business acquired were approximately $1.3 billion and the business became part of our Global Energy reportable segment during the second quarter of 2013.

•                              In April, we acquired Russia-based OOO Master Chemicals (“Master Chemicals”).  Master Chemicals sells oil field chemicals to oil and gas producers located throughout Russia and parts of the Ukraine.  Pre-acquisition annual sales of the business were approximately $29 million.  The business became part of our Global Energy reportable segment during the second quarter of 2013.

•                              In August, we sold substantially all the equipment design and build business of our Mobotec air emissions control business.  The Mobotec equipment design and build business had 2012 sales of approximately $27 million, which were within our Global Industrial reportable segment. We retained Mobotec’s chemical business.

•                              In December, subsequent to our fiscal year end for international operations, we completed the acquisition of AkzoNobel B.V.’s Purate business which specializes in global antimicrobial water treatment.  With 2012 revenues of approximately $23 million, the Purate business provides patented, proprietary chlorine dioxide generation programs for use in a wide array of water treatment applications.  Beginning in the first quarter of 2014, the business will become part of our Global Industrial reportable segment.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments and Geographic Information” in Note 17, located on pages 63 and 64 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General

With 2013 sales of $13.3 billion, we are the global leader in water, hygiene and energy technologies and services that protect people and vital resources.  We deliver comprehensive programs and services to promote safe food, maintain clean environments, optimize water and energy use and improve operational efficiencies for customers in the food, energy, healthcare, industrial and hospitality markets in more than 170 countries.  Our cleaning and sanitizing programs and products, pest elimination services, and equipment maintenance and repair services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors.  Our chemicals and technologies are also used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining and other industrial processes.

We pursue a “Circle the Customer — Circle the Globe” strategy by providing an array of programs, products and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our reportable segments.

The following description of our business is based upon four reportable segments as reported in our consolidated financial statements for the year ended December 31, 2013, as incorporated by reference into Part II of this Form 10-K.  We aggregate our ten operating units into the following four reportable segments: Global Industrial; Global Institutional; Global Energy; and Other.

Global Industrial

This reportable segment consists of the Global Water, Global Food & Beverage, Global Paper and Global Textile Care operating units.  It provides water treatment and process applications, and cleaning and sanitizing solutions primarily to large industrial customers within the manufacturing, food and beverage processing, chemical, mining and primary metals, power generation, pulp and paper, and commercial laundry industries.  The underlying operating units exhibit similar manufacturing processes, distribution methods and economic characteristics.  Descriptions of the four operating units which comprise our Global Industrial segment follow below.

Global Water:  Our Global Water business serves customers across industrial and institutional markets, with the exception of the pulp and paper industry which is serviced by our Global Paper business and the energy industries which are served by our Global Energy business.  Within Global Water, we provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, membrane treatments, coagulants and flocculants, and anti-foams, as well as our 3D TRASARTM technology, which combines chemistry, remote services and monitoring and control. Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality and production enhancement improvements also providing a key differentiating feature for many of our offerings. We serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage and medium and light manufacturing, as well as institutional clients such as hospitals, universities, commercial buildings and hotels.

Our Global Water business provides water treatment products and programs for cooling water, boiler water, process water and waste water applications.  Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems.  We provide integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist the production of potable water or water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness.  Our offerings are sold primarily by our corporate account and field sales employees.

We believe that we have the leading market position world-wide among suppliers of products and programs for chemical treatment applications for industrial water treatment.

Global Food & Beverage:  Our Global Food & Beverage business addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption.  Global Food & Beverage provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors.  Global Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination.  Global Food & Beverage also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.  Products for use on farms are sold through dealers and independent, third-party distributors, while products for use in processing facilities are sold primarily by our corporate account and field sales employees.

We believe that we are the leading supplier world-wide of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries.

Global Paper:  Our Global Paper business provides water and process applications for the pulp and paper industries.  Our Global Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel.  Global Paper provides its customers the same types of products and programs for water treatment and wastewater treatment as those offered by Global Water.  Also, Global Paper offers two additional specialty programs—pulp applications and paper applications.  Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper process applications focus on improving our customers’ operational efficiency.  Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids, and digester yield enhances.  Our offerings are sold primarily by our field sales employees.

We believe that we are one of the leading suppliers world-wide of water treatment products and process aids to the pulp and papermaking industry.

Global Textile Care:  Our Global Textile Care business provides products and services that manage the entire wash process through custom designed programs, premium products, dispensing equipment, water and energy management, and real time data management for large scale, complex commercial operations including uniform rental, hospitality, linen rental and healthcare laundries.  Global Textile Care’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing the customers’ overall operating cost.  Products and programs are marketed primarily through field sales employees and, to a lesser extent, through distributors.

We believe that our Global Textile Care business is one of the leading suppliers world-wide in the laundry markets in which we compete.

Global Institutional

This reportable segment consists of the Global Institutional, Global Specialty and Global Healthcare operating units.  It provides specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, healthcare, government and education and retail industries.  The underlying operating units exhibit similar manufacturing processes, distribution methods and economic characteristics.  Descriptions of the three operating units which comprise our Global Institutional segment follows below.

Global Institutional: Our Global Institutional business sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations, for on premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions, as well as food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries.  Global Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities.  Global Institutional develops various chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers.  In addition, the Global Institutional operating unit markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.  Through our EcoSure Food Safety Management business, Global Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice operations.

Global Institutional sells its products and programs primarily through Company-employed field sales personnel.  Corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers.  We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers for accounts that prefer to purchase through these distributors.  Many of these distributors also participate in marketing our product and service offerings to the end customers.  Through our Company-employed field sales and service personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers.

We believe that we are the leading global supplier of warewashing and laundry products and programs to the food service and hospitality markets.

Global Specialty:  Our Global Specialty operating unit supplies cleaning and sanitizing chemical products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores).  Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Kay” and “Ecolab” brand names.  Global Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor costs and enhance user and guest safety.  A number of product dispensing options are available for products in the core product range.  Global Specialty supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.

Both Global Specialty’s QSR business and its food retail business utilize a corporate account sales force which establishes relationships and negotiates contracts with customers at the corporate headquarters and regional office levels (and, in the QSR market segment, at the franchisee level) and a field sales force which provides program support at the individual restaurant or store level.  Customers in the QSR market segment are primarily supplied through third party distributors while most food retail customers utilize their own distribution networks. While Global Specialty’s customer base has grown over the years, Global Specialty’s business remains largely dependent upon a limited number of major QSR chains and franchisees and large food retail customers.

We believe that Global Specialty is the leading supplier of cleaning and sanitizing products to the global QSR market and a leading supplier of cleaning and sanitizing products to the global food retail market.

Global Healthcare: Our Global Healthcare business provides infection prevention and other healthcare-related offerings to acute care hospitals, surgery centers, dental offices and veterinary clinics.  Global Healthcare’s proprietary infection prevention products (hand hygiene, hard surface disinfectants, instrument cleaners, patient drapes, fluid control products, equipment drapes and surgical fluid, warming and cooling systems) are sold primarily under the “Ecolab”, “Microtek” and “OR Solutions” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room). Global Healthcare’s Microtek Medical business is a leader in niche branded specialty surgical drapes and fluid control products.  Global Healthcare’s OR Solutions business is a leading developer and marketer of surgical fluid warming and cooling systems.  Global Healthcare sells its products and programs primarily through Company-employed field sales personnel but also sells through healthcare distributors. Primarily in Europe, Global Healthcare also manufactures and markets disinfectants and related products for contamination control in critical environments such as pharmaceutical and hospital clean rooms.

We believe Global Healthcare is a leading supplier of infection prevention products in the United States and Europe.

Global Energy

This reportable segment, which operates under the Nalco Champion name, consists of the Global Energy operating unit.  It serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Our Global Energy segment provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries.  Our product and service portfolio includes corrosion inhibitors, scale control additives, biocides, cleaners, hydrate control, HsS scavengers, oil dispersants, asphaltene and paraffin control, foamers and anti-foams, flow assurance, oil/water separation, heavy crude desalting, monomer inhibitors, anti-oxidants, fuel and lubricant additives, air emission control and combustion efficiency, and traditional water treatment.  Our customers include nearly all of the largest publicly traded oil companies.  Our Global Energy offerings are sold primarily by our corporate account and field sales employees.  The Global Energy segment operates an Upstream group composed of our WellChem, Oilfield Chemicals and Enhanced Oil Recovery businesses and a Downstream refinery and petrochemical processing business.

•                  Well Stimulation and Completion:  Our WellChem business supplies chemicals for the cementing, drilling, fracturing and acidizing phases of well drilling and stimulation.  Our integrated approach to product development combines marketing and research efforts supported with process simulation, pilot plants and full-scale manufacturing capabilities.

•                  Oilfield Applications:  Our Oilfield Chemicals business provides solutions to the oil and gas production sector.  We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, and heavy oil and bitumen upgrading.  Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the lifecycle of their assets.  Starting with the design/capital investment phase to asset decommission, a lifecycle approach to chemical solutions and offerings help our customers minimize risk, achieve their production targets and maximize profitability.

•                  Enhanced Oil Recovery:  We provide custom engineered chemical solutions that increase production of crude oil and gas from existing fields, which are marketed primarily through our TIORCOTM joint venture with Stepan Company.  TIORCO integrates enhanced oil recovery (“EOR”) processes by leveraging our polymer and reservoir expertise and Stepan’s global surfactant technology and manufacturing capabilities.

•                  Downstream Refining Applications:  Our industry-focused sales engineers provide products and programs for process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons.  Our heavy oil upgrading programs minimize operation costs and mitigate fouling, corrosion, foaming and the effects of heavy metals when refining opportunity crudes. We also offer an entire line of fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping.  In addition, we offer fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages.

•                  Downstream Chemical Processing Applications:  Our customized process and water treatment programs are delivered by onsite technical experts who are focused on providing improved system reliability, reduced total cost of operations, environmental compliance, sustainability in the form of energy and water savings and reduced carbon emissions.

•                  Water Treatment Applications:  We also provide total water and wastewater management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment.

We believe that our Global Energy segment has a leading market position in the geographic markets it serves.

Other

This reportable segment consists of the Global Pest Elimination and Equipment Care operating units.  It provides pest elimination and kitchen repair and maintenance, with its two operating units that are primarily fee-for-service businesses. In general, these businesses provide service which can augment or extend our product offerings to our business customers as a part of our “Circle the Customer” approach and, in particular, by enhancing our food safety capabilities.

Global Pest Elimination:  Global Pest Elimination provides services designed to detect, eliminate and prevent pests, such as rodents and insects, in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers.  The services of Global Pest Elimination are sold and performed by Company-employed field sales and service personnel.

Our Global Pest Elimination business continues to expand its geographic coverage.  In addition to the United States, which constitutes the largest operation, we operate this business in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France, the United Kingdom and Brazil.

We believe Global Pest Elimination is one of the leading suppliers of pest elimination programs to the commercial, hospitality and institutional markets in the geographies we serve.

Equipment Care:  Our Equipment Care business provides equipment repair, maintenance and preventive maintenance services for the commercial food service industry.  Repair services are offered for in-warranty repair, acting as the manufacturer’s authorized service agent, as well as after-warranty repair. In addition, Equipment Care operates as a parts distributor to repair service companies and end-use customers. At this time, the Equipment Care business operates solely in the United States.

We believe that our Equipment Care business is a leading provider of equipment maintenance and repair programs to the commercial food service industry in the United States locations in which we compete.

Additional Information

International Operations: We directly operate in approximately 90 countries outside of the United States through wholly-owned subsidiaries or, in some cases, through a joint venture with a local partner.  In certain countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues.  In general, our businesses conducted outside the United States are similar to those conducted in the United States.

Our business operations outside the United States are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, international business laws and regulations, tax laws, currency exchange rates and economic and political conditions abroad.  The profitability of our International operations has historically been lower than the profitability of our businesses in the United States, due to (i) the additional cost of operating in numerous and diverse foreign jurisdictions, (ii) higher costs of importing certain raw materials and finished goods in some regions, (iii) the smaller scale of international operations where certain operating locations are smaller in size and (iv) the additional reliance on distributors and agents in certain countries which can negatively impact our margins.  Proportionately larger investments in sales and technical support are also necessary in certain geographies in order to facilitate the growth of our international operations.

Competition: In general, the markets in which the businesses in our Global Industrial segment compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our businesses in these segments compete on the basis of their demonstrated value, technical expertise, chemical formulations, customer support, detection equipment, monitoring services, and dosing and metering equipment.

The businesses in our Global Institutional and Other segments have two significant classes of competitors.  First, we compete with a small number of large companies selling directly or through distributors on a national or international scale.  Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments.  We believe we compete principally by providing superior value, premium customer support and differentiated products to help our customers protect their brand reputation.

Our business in our Global Energy segment competes with a limited number of multinational companies, with the remainder of the market comprised of smaller, regional niche companies focused on limited geographic areas.  We compete in this business on the basis of our product and service quality, technical expertise, chemical formulations and emphasis on safety and environmental leadership.

Sales: Products, systems and services are primarily marketed in domestic and international markets by Company-trained field sales personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs.  Independent, third-party distributors are utilized in several markets, as described in the business unit descriptions found under the discussion of the four reportable segments above.

Number of Employees: We had approximately 45,415 employees as of December 31, 2013.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer.  Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our 2013 consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold two classes of products within the Global Institutional segment which comprised 10% or more of consolidated net sales in any of the last three years.  Sales of warewashing products were approximately 10% of 2013 consolidated net sales, approximately 11% in 2012 and approximately 18% in 2011.  In addition, through our Institutional and Textile Care businesses around the world, we sell laundry products to a broad range of laundry customers.  Sales of laundry products were approximately 10% of consolidated net sales in 2011.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark except patents related to our TRASAR and 3D TRASAR technology, which are material to our Global Water and Global Paper segments, and trademarks related to Ecolab, Nalco Company and 3D TRASAR.  The Ecolab trademarks are material to the Global Industrial, Global Institutional and Other segments and the Nalco trademarks are material to the Global Water, Global Paper and Global Energy businesses.  The 3D TRASAR trademarks predominantly relate to our Global Water and Global Paper segments.  U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Ecolab, Nalco Company and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

Seasonality:  We experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments.  Note 18, entitled “Quarterly Financial Data” located on page 65 of the Annual Report, is incorporated herein by reference.

Working Capital:  We have invested in the past, and will continue to invest in the future, in merchandising and customer equipment consisting primarily of systems used by customers to dispense our products as well as to monitor water systems.  Otherwise, we have no unusual working capital requirements.

Manufacturing and Distribution:  We manufacture most of our products and related equipment in Company-operated manufacturing facilities. Some products are also produced for us by third-party contract manufacturers.  Other products and equipment are purchased from third-party suppliers.  Additional information on product/equipment sourcing is found in the segment discussions above and additional information on our manufacturing facilities is located beginning at page 26 of this Form 10-K under the heading “Properties.”

Deliveries to customers are made from our manufacturing plants and a network of distribution centers and third-party logistics service providers.  We use common carriers, our own delivery vehicles, and distributors for transport.  Additional information on our plant and distribution facilities is located beginning at page 26 of this Form 10-K under the heading “Properties.”

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, amines, fatty acids, surfactants, solvents, monomers and polymers.  Global Healthcare purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets.  Pesticides used by our Pest Elimination Division are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  We purchase more than 8,000 raw materials, with the largest single raw material representing less than 3% of raw material purchases.  Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally.  When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels.

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

Note 14, entitled “Research Expenditures” located on page 56 of the Annual Report, is incorporated herein by reference.

Joint Ventures: Over time, certain of our business units have entered into partnerships or joint ventures in order to meet local ownership requirements, to more quickly achieve operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers.  In particular, our Global Energy and Global Water businesses are parties to numerous joint ventures, though many of our other business units also conduct some business through joint ventures.  During 2013, the impact on our consolidated net income of our joint ventures, in the aggregate, was less than one percent.  The table below identifies our most significant consolidated and non-consolidated joint ventures, summarized by the primary purpose of the joint venture.

Local Ownership Requirements / Geographic Expansion

Joint Venture	Location	Segment
Nalco Angola Prestaca de Servicos	Angola	Global Energy
Nalco Saudi	Saudi Arabia	Global Energy, Global Industrial
Rauan Nalco LLP	Kazakhstan	Global Energy
Emirates National Chemicals	United Arab Emirates	Global Energy
Ecolab SA	Venezuela	Global Institutional, Global Industrial
P.T. Champion Kurnia Djaja Technologies	Indonesia	Global Energy
Malaysian Energy Chemical	Malaysia	Global Energy
OWT Oil-Water Treatment Services B.V.	Netherlands	Global Energy
Champion Dai-ichi Technologies India	India	Global Energy

Operational Scale / Geographic Critical Mass

Joint Venture	Location	Segment
Katayama Chemical	Japan	Global Industrial
Nalco Protea Chemicals	Southern Africa	Global Energy, Global Industrial

Technology / Expanded Product Offering / Manufacturing Capability

Joint Venture	Location	Segment
Treated Water Outsourcing	United States	Global Industrial
Derypol	Spain	Global Industrial
OOO Kogalym plant	Russia	Global Energy
Century LLC	United States	Global Institutional
TIORCO	Global	Global Energy
Nalco Element JV	Russia	Global Energy

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

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California.  Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Maryland, Massachusetts, Minnesota, Oregon and South Carolina.  Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in 2012 were considered by several other state legislatures.  Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states including California and New York are considering further regulations in this area.  The California Safer Consumer Products Act regulations became effective in 2013 and focus on ingredients in consumer products that have the potential for widespread public exposure.  The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”) program.  DfE has three broad areas of work (recognition of safer products on a DfE label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees.  Ecolab’s Institutional cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern.  To date, Ecolab generally has been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

TSCA:  Re-authorization of the Toxic Substances Control Act (“TSCA”) and an update of the chemicals on the TSCA Inventory (the so-called “reset” of the TSCA Inventory) are again being discussed in the U.S. Congress, and also has garnered considerable discussion with the business and non-governmental communities. The U.S. Environmental Protection Agency (“EPA”) also is more aggressively using the existing TSCA tools to manage chemicals of concern.  We anticipate that compliance with new requirements under TSCA could be similar to the costs associated with REACH in the European Union, which is discussed below.

REACH:  The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”).  It established a new European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe.  We met the pre-registration requirements of REACH, the 2010 and 2013 registration deadlines, and are on track to meet the upcoming registration deadlines and requirements in 2018.  To help manage this  program, we have been simplifying our product line and working with chemical suppliers to comply with registration requirements.  Potential costs to us are not yet fully quantifiable, but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting, sanitizing and material preservation products that kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces, in process fluids and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain several hundred product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $4.2 million in 2013 and $3.7 million in 2012.

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

In addition, our Global Pest Elimination business applies restricted-use pesticides that it generally purchases from third parties. That Division must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides. Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations. We have not experienced material difficulties in complying with these requirements.

FDA Antimicrobial Product Requirements: Various laws and regulations have been enacted by federal, state, local and foreign jurisdictions regulating certain products manufactured and sold by us for controlling microbial growth on humans, animals and foods.  In the United States, these requirements generally are administered by the U.S. Food and Drug Administration (“FDA”). However, the U.S. Department of Agriculture and EPA also may share in regulatory jurisdiction of antimicrobials applied to food. The FDA codifies “Good Manufacturing Practices” for these products in order to ensure product quality, safety and effectiveness.  The FDA also has been expanding requirements applicable to such products, including proposing regulations for over-the-counter (“OTC”) antiseptic drug products, which may impose additional requirements associated with antimicrobial hand care products and associated costs when finalized by the FDA. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Other Environmental Legislation; Capital Expenditures: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $15 million in 2013 and $20 million in 2012.  Approximately $50 million has been budgeted globally for projects in 2014.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly apply to Ecolab at the present time; however, as a matter of corporate policy, Ecolab supports a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. Ecolab is committed to reducing its carbon footprint.  To help manage risks from GHG emissions and identify cost-effective reduction opportunities, Ecolab joined  EPA’s Climate Leaders program in 2005.  Though EPA announced in 2010 that it was dissolving the program, Ecolab has continued with much of its work to reduce its carbon footprint.  For example, Ecolab has developed a U.S.-based GHG inventory of the six major greenhouse gases and reported progress against Ecolab’s goal of reducing GHG emissions by 19% per dollar sales from 2006 to 2012.  Using the combined company’s 2012 metrics as an operational baseline, Ecolab set new goals in 2013 to further improve its environmental impact within the next five years. Among these new targets, Ecolab will work to achieve a five percent reduction in greenhouse gas (GHG) emissions, a 10 percent reduction in water use and wastewater discharge, and a 10 percent reduction in the disposal of solid waste, per million dollars in sales. We also leverage over one million customer locations globally to reduce energy and greenhouse gas emissions through high-efficiency solutions in cleaning and sanitation, water, paper and energy services.  These actions directly reduce greenhouse gas emissions by lessening the demand for energy.  We can indirectly reduce energy demand by recognizing the critical connection of water and energy, especially in industrial processes reliant on water to transmit thermal energy.  Our customers employ our technologies and expertise in an exponentially greater scale to improve their own overall energy use.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 42 sites in the United States. Additionally, we have similar liability at eight sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $4.2 million in 2013 and $2.4 million in 2012.  Our worldwide accruals at December 31, 2013 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $22 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Disclosure of Certain Activities Related to Iran: We had no transactions in 2013 in Iran or any other country subject to comprehensive U.S. economic sanctions, including the Iran Threat Reduction and Syria Human Rights Act of 2012 (the “Iran Threat Reduction Act”), or which would otherwise require disclosure under the Iran Threat Reduction Act.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments and Geographic Information” in Note 17, located on pages 63 and 64 of the Annual Report, is incorporated herein by reference.

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

Name	Age	Office	Positions Held Since Jan. 1, 2009
Douglas M. Baker, Jr.	55	Chairman of the Board and Chief Executive Officer	Dec. 2011 - Present
		Chairman of the Board, President and Chief Executive Officer	Jan. 2009 – Nov. 2011

Christophe Beck	46	Executive Vice President and President – Regions	Oct. 2012 - Present
		Executive Vice President – Global Integration	Dec. 2011 – Sep.2012
		Executive Vice President – Institutional	May 2009 – Nov. 2011
		Senior Vice President and General Manager – Institutional North America Full Service Restaurants	Jan. 2009 – Apr. 2009

Larry L. Berger	53	Executive Vice President and Chief Technical Officer	Oct. 2011 - Present
		Senior Vice President and Chief Technical Officer	Jan. 2009 – Sep.2011

Alex N. Blanco	53	Executive Vice President and Chief Supply Chain Officer	Jan. 2013 – Present (1)

John J. Corkrean	48	Senior Vice President and Corporate Controller	Oct. 2011 - Present
		Vice President and Corporate Controller	Apr. 2008 – Sep.2011
		Vice President and Treasurer	Jan. 2009 – Mar. 2008

Thomas W. Handley	59	President and Chief Operating Officer	Sep. 2012 - Present
		Senior Executive Vice President and President – Global Food & Beverage and Asia Pacific Latin America	Oct. 2011 – Aug.2012
		President, Global Food & Beverage and APLA Sectors	Jan. 2011 – Sep. 2011
		President, Global Food & Beverage	Sep. 2009 – Dec. 2010
		President – Industrial and Services North America Sector	Jan. 2009 – Aug. 2009

Name	Age	Office	Positions Held Since Jan. 1, 2009
Michael A. Hickey	52	Executive Vice President and President – Global Institutional	Oct. 2012 – Present
		Executive Vice President and President – Institutional	Aug. 2011 – Sep.2012
		Executive Vice President Global Services Sector	Jan. 2011 – Jul. 2011
		Executive Vice President, Service Sector	Jan. 2010 – Dec. 2010
		Senior Vice President – Global Business Development and General Manager GCS Service	Jan. 2009 – Dec. 2009

Laurie M. Marsh	50	Executive Vice President – Human Resources	Nov. 2013 – Present
		Vice President – Total Rewards and HR Service Delivery & Technology	Dec. 2011 – Oct.2013 (2)

Timothy P. Mulhere	51	Executive Vice President and President – Global Water and Process Services	Oct. 2012 – Present
		Executive Vice President and President – Global Healthcare	Feb. 2012 – Sep.2012
		Senior Vice President and General Manager – Food & Beverage North America	Apr. 2009 – Jan. 2012

Daniel J. Schmechel	54	Chief Financial Officer	Oct. 2012 - Present
		Senior Vice President – Services and Systems	Jun. 2012 – Sep.2012
		Senior Vice President and Chief Transformation Officer – EMEA	Jan. 2009 – May 2012

James J. Seifert	57	Executive Vice President, General Counsel and Secretary	Oct. 2011 – Present
		General Counsel & Secretary	May 2010 – Sep. 2011(3)

Stephen M. Taylor	52	Executive Vice President and President – Nalco Champion	Apr. 2013 - Present
		Executive Vice President and President – Global Energy Services	Oct. 2012 – March 2013
		Executive Vice President – Energy Services	Dec. 2011 – Sep.2012 (4)

Jill S. Wyant	42	Executive Vice President and President – Global Food & Beverage	Oct. 2012 – Present
		Senior Vice President and General Manager – North America and Latin America	Jan. 2012 – Sep. 2012
		Senior Vice President – Food & Beverage Asia Pacific and Latin America	May 2010 – Dec. 2011
		Vice President – Global Strategic Planning	Jun. 2009 – Apr. 2010 (5)

(1)         Prior to joining Ecolab in 2013, Mr. Blanco was employed by Procter & Gamble Co., for 30 years, most recently as Vice President, Product Supply Global Beauty Sector.

(2)         Prior to joining Ecolab in 2011 upon the closing of the Nalco merger, Ms. Marsh was employed by Nalco for 20 years, most recently as Executive Vice President of Human Resources.

(3)         Prior to joining Ecolab in 2010, Mr. Seifert was Vice President, General Counsel and Secretary of Bemis Company, Inc. since 2002.

(4)         Prior to joining Ecolab in 2011 upon closing of the Nalco merger, Mr. Taylor was employed by Nalco for 17 years. Mr. Taylor led Nalco’s Energy Services Division since 2007 after a series of leadership roles in the division.

(5)         Prior to joining Ecolab in 2009, Ms. Wyant held multiple leadership positions at General Electric.

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

Our results depend upon the continued vitality of the markets we serve:  Economic downturns, and in particular downturns in the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining and steel industries, can adversely impact our end-users.  In recent years, the weak global economic environment, particularly in the United States and Europe, has negatively impacted many of our end-markets. Weak economic activity may continue to adversely affect these markets. During such cycles, these end-users typically reduce their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future.  In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets.  In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar.  Other regions of the world, including emerging market areas, also expose us to foreign currency risk.  For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013.  Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

We may encounter difficulties completing the integration of the Nalco and Champion transactions and fail to fully realize the anticipated benefits of these transactions:  On December 1, 2011, we completed the Nalco merger and on April 10, 2013 we completed the acquisition of Champion.  Following the acquisition of Champion, Ecolab commenced a restructuring plan to integrate the Nalco Global Energy business with Champion to realize acquisition-related cost synergies as well as strengthen and streamline the Company’s position in the fast growing global energy market. Additionally, during 2013, Ecolab combined a Nalco merger restructuring plan commenced in January 2012 with a separate legacy Ecolab restructuring plan commenced in February 2011. The combined plan focuses on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations. Potential difficulties that we may encounter as part of the integration activities and restructuring plans, which may preclude us from fully realizing the anticipated benefits of the Nalco and Champion transactions, including expected synergies, include the following:

•                  complexities associated with managing the combined businesses, including the challenge of integrating complex information technology systems, communications systems, financial reporting systems, supply chain and procurement arrangements and other assets of Nalco and Champion in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•                  the possibility that our businesses may suffer as a result of uncertainty surrounding the impact of the integration on employees and customers;

•                  potential unknown liabilities in the legacy Nalco and Champion businesses or arising out of integration of the businesses;

•                  unforeseen increased expenses or delays associated with the integration of the various businesses;

•                  the inability to successfully combine the businesses of the companies in a manner that permits us to achieve the full revenue and cost synergies anticipated to result from these transactions;

•                  problems that may arise in integrating the workforces of the companies, including the possible loss of key employees;

•                  potential problems in maintaining and integrating effective disclosure controls and procedures and internal control over financial reporting for the combined company; and

•                  the disruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the transactions or could reduce the combined company’s earnings or otherwise adversely affect the business and financial results of the combined company.

We depend on key personnel to lead our business:  Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities. This is especially crucial as we continue to integrate Nalco and Champion, which are led by industry veterans that we believe are critical to the success of the integration and the prospects of the business. Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

If we are unsuccessful in executing on key business initiatives, our business could be adversely affected:  In addition to the restructuring plans related to the Nalco and Champion transactions, we continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, we continue to invest in our ERP systems to integrate and streamline our processes and to improve our competitiveness. These initiatives involve complex business process design and a breakdown in certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

We may be subject to information technology system failures, network disruptions and breaches in data security:  We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack.  Recent acquisitions, including the

Nalco and Champion transactions, have resulted in further de-centralization of systems and additional complexity in the system’s infrastructure.  Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability:  We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2013, approximately 49% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures.  Violations of such laws and regulations could result in disruptive investigations of the Company, significant fines and sanctions, which could adversely affect our consolidated results of operations, financial position or cash flows.

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

We are a defendant in five wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law.  While we have settled two other wage hour cases during the past year, including Doug Ladore v. Ecolab Inc., et al., United States District Court for the Central District of California, case no. CV 11-9386 GAF (FMOx), which was a putative wage hour class action brought on behalf of California Pest Elimination employees, there can be no assurance that other pending or future wage hour lawsuits can be successfully defended or settled.

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

On November 28, 2012, the Federal Court in the MDL entered an order dismissing all claims against Nalco.  Because claims remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal.  Plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.  Nalco will request that the Remaining Case be similarly dismissed for the reasons accepted in the MDL.  We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation.  However, if an appeal by plaintiffs in these lawsuits is brought and won, or if the remaining state court case is not dismissed, these suits could have a material adverse affect on our consolidated results of operations, financial position or cash flows.

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

We have substantial indebtedness which will impact our financial flexibility: As of December 31, 2013, we had net debt (total debt minus cash and cash equivalents) of $6.6 billion.  Our substantial indebtedness may adversely affect our business, consolidated results of operations and financial position including in the following respects:

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

In addition, approximately $1.16 billion of our debt is floating rate debt.  A one percentage point increase in the average interest rate on our floating rate debt would increase future interest expense by approximately $11.6 million per year.  Accordingly a significant spike in interest rates would adversely affect our consolidated results of operations and cash flows.

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

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Champion transactions and other acquisitions: Ecolab expects to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill.  If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2013, we had goodwill of $6.9 billion which is maintained in various reporting units, including goodwill from the Nalco and Champion transactions which resulted in the addition of $4.5 billion and $1.0 billion of goodwill, respectively.  If we determine that any of the assets or goodwill recorded in connection with the Nalco and Champion transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could adversely affect our consolidated results of operations and financial position.

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

A chemical spill or release could adversely impact our business:  As a manufacturer and supplier of chemical products, there is a potential for chemicals to be accidentally spilled, released or discharged, either in liquid or gaseous form, during production, transportation or use.  Such a release could result in environmental contamination as well as a human or animal health hazard.  Accordingly, such a release could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our businesses, although the businesses constituting the Other segment purchase the majority of their products and equipment from outside suppliers.  Our chemical production process consists of producing intermediates via basic reaction chemistry and subsequently blending and packaging those intermediates with other purchased raw materials into finished products in powder, solid and liquid form.  Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

The following table profiles our more significant physical properties with approximately 70,000 square feet or more with ongoing production activities. In general, manufacturing facilities located in the United States serve our U.S. markets and facilities located outside of the United States serve our International markets. However, certain of these United States facilities do manufacture products for export and are marked with an asterisk (*).

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Joliet, IL USA*	610,000	Global Institutional, Global Industrial	Owned
Tai Cang, CHINA	450,000	Global Institutional	Owned
Sugar Land, TX USA	350,000	Global Energy, Global Industrial	Owned
South Beloit, IL USA *	313,000	Global Institutional, Global Industrial, Other	Owned

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Chalons, FRANCE	280,000	Global Institutional	Owned
Clearing, IL USA	270,000	Global Energy, Global Industrial	Owned
Garland, TX USA *	239,000	Global Institutional, Global Industrial	Owned
Martinsburg, WV USA*	228,000	Global Institutional, Global Industrial	Owned
Elwood City, PA USA	222,000	Global Energy, Global Industrial	Owned
Weavergate, UNITED KINGDOM	222,000	Global Industrial	Owned
Greensboro, NC USA	193,000	Global Institutional	Owned
Fresno, TX USA	192,000	Global Energy	Owned
Nieuwegein, NETHERLANDS	168,000	Global Institutional	Owned
Anaco, VENEZUELA	161,000	Global Energy, Global Industrial	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Global Institutional	Leased
Tessenderlo, BELGIUM	153,000	Global Institutional	Owned
Cheltenham, AUSTRALIA	145,000	Global Institutional	Owned
Suzano, BRAZIL	142,000	Global Energy, Global Industrial	Owned
McDonough, GA USA *	141,000	Global Institutional, Global Industrial	Owned
Darra, AUSTRALIA	138,000	Global Institutional, Global Industrial	Owned
Corsicana, TX USA	137,000	Global Energy	Owned
Burlington, Ontario, CANADA	136,000	Global Energy, Global Industrial	Owned
Eagan, MN USA *	133,000	Global Institutional, Global Industrial, Other	Owned
Huntington, IN USA *	127,000	Global Institutional, Global Industrial	Owned
Rozzano, ITALY	126,000	Global Institutional	Owned
City of Industry, CA USA	125,000	Global Institutional, Global Industrial	Owned
Garyville, LA USA	122,000	Global Energy, Global Industrial	Owned
Mississauga, CANADA	120,000	Global Institutional, Global Industrial	Leased
Aberdeen, UNITED KINGDOM	118,000	Global Energy	Owned
Elk Grove Village, IL USA *	115,000	Global Institutional	Leased
Nanjing, CHINA	112,000	Global Energy, Global Industrial	Owned
Biebesheim, GERMANY	109,000	Global Energy, Global Industrial	Owned
Fort Worth, TX USA	101,000	Global Institutional	Leased
Johannesburg, SOUTH AFRICA	100,000	Global Institutional	Owned
Botany, AUSTRALIA	100,000	Global Institutional, Global Industrial	Owned
Hamilton, NEW ZEALAND	96,000	Global Institutional	Owned
Calgary, Alberta, CANADA	94,000	Global Energy	Owned
Revesby, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Yangsan, KOREA	85,000	Global Energy, Global Industrial	Owned
Kwinana, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Cisterna, ITALY	80,000	Global Industrial	Owned
Rovigo, ITALY	77,000	Global Institutional	Owned
Cuautitlan, MEXICO	76,000	Global Institutional, Global Industrial	Owned
Barueri, BRAZIL	75,000	Global Institutional, Global Industrial	Leased
Mullingar, IRELAND	74,000	Global Institutional	Leased
Mosta, MALTA	73,000	Global Institutional	Leased

Generally, our manufacturing facilities are adequate to meet our existing in-house production needs.  We continue to invest in our plant sites to maintain viable operations and to add capacity as necessary to meet business imperatives. A new leased facility on Jurong Island Singapore is expected to be completed in 2014 and will primarily serve our Global Energy segment.

Most of our manufacturing plants also serve as distribution centers. In addition, we operate distribution centers around the world, most of which are leased, and utilize third party logistics service providers to facilitate the distribution of our products and services.

Ecolab’s corporate headquarters is comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through June 30, 2018. Thereafter, it is subject to multiple renewals at our option. The second building is leased through 2019 with additional options available. The third building is owned. The corporate headquarters includes an employee training center. A 90 acre campus in Eagan, Minnesota is owned and provides for future growth. The Eagan facility houses a significant research and development center, a data center and training facilities as well as several of our administrative functions.

We also have a significant business presence in Naperville, Illinois, where our Global Water and Global Paper business units maintain their principal administrative offices and research center.  These facilities are leased.  Our Global Energy business maintains administrative and research facilities in Sugar Land, Texas and additional research facilities in Fresno, Texas.  Additionally, the business leases administrative space in Houston, Texas.  In December 2013, we announced the construction of a new 133,000 square-foot headquarters building adjacent to the existing Sugar Land operations scheduled for completion in late 2015 and renovation of the existing 45,000 square-foot research facilities in Sugar Land.  The administrative and research development and engineering employees from Houston and Fresno will relocate to the new facilities upon completion.  Significant regional administrative and/or research facilities are located in  Leiden, Netherlands, Campinas, Brazil, and Pune, India, which we own, and in Monheim, Germany,  Singapore,  Shanghai, China, and Zurich, Switzerland, which we lease.  We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Note 15, entitled “Commitments and Contingencies” located on pages 56 through 58 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2013 and 2012 were as follows:

	2013		2012
Quarter	High	Low	High	Low
First	$80.69	$71.99	$62.86	$57.44
Second	$89.47	$78.74	$68.55	$59.81
Third	$99.45	$85.48	$68.96	$61.66
Fourth	$108.34	$96.44	$72.79	$63.42

The closing Common Stock price on the New York Stock Exchange on January 31, 2014 was $100.54.

Holders:  On January 31, 2014, we had 7,304 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 77 consecutive years. Quarterly cash dividends of $0.20 per share were declared in February, May and August 2012. Cash dividends of $0.23 per share were declared in December 2012, and February, May and August 2013. A dividend of $0.275 per share was declared in December 2013.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2013	115,392	$100.5283	113,475	13,321,092
November 1-30, 2013	211,950	$106.5850	210,160	13,110,932
December 1-31, 2013	429,059	$104.7749	397,300	12,713,632
Total	756,401	$104.6343	720,935	12,713,632

(1)                   Includes 35,466 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  On September 6, 2011, the Company announced a $1 billion share repurchase program under the existing Board authorizations.  The $1 billion share repurchase program was completed in December 2013.  We intend to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 68 and 69 of the Annual Report, are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The material appearing under the heading entitled “Management’s Discussion & Analysis,” located on pages 11 through 30 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the headings entitled “Market Risk” and “Global Environment” located on page 28 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 31 through 69 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

On April 10, 2013, the Company completed its acquisition of privately held Champion (See Note 4 to the Consolidated Financial Statements for additional information).  As permitted by the Securities and Exchange Commission, companies may exclude acquisitions from their assessment of internal controls over financial reporting during the first year of acquisition and management elected to exclude Champion from its assessment of internal controls over financial reporting as of December 31, 2013.  Champion’s total assets and total revenues represent approximately 4% and 8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13.1) to this Form 10-K and is incorporated into Item 8 of this Form 10-K.

During the period October 1 - December 31, 2013 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A total of 804,158 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2013 which are actually issued and outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information appearing under the headings entitled “Director Independence Standards and Determinations” and “Related Person Transactions” located in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Information appearing under the heading entitled “Audit Fees” located in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(1)	The following financial statements of the Company, included in the Annual Report, are incorporated into Item 8 hereof.

	(i)	Consolidated Statement of Income for the years ended December 31, 2013, 2012 and 2011, Annual Report page 31.

	(ii)	Consolidated Statement of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, Annual Report page 32.

	(iii)	Consolidated Balance Sheet at December 31, 2013 and 2012, Annual Report page 33.

	(iv)	Consolidated Statement of Cash Flows for the years ended December 31, 2013, 2012 and 2011, Annual Report page 34.

	(v)	Consolidated Statement of Equity for the years ended December 31, 2013, 2012 and 2011, Annual Report page 35.

	(vi)	Notes to Consolidated Financial Statements, Annual Report pages 36 through 66.

	(vii)	Report of Independent Registered Public Accounting Firm, Annual Report page 67.

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

(2.1)

Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011. (File No. 001-9328)

(2.2)

Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012. (File No. 001-9328)

(2.3)

First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.3) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(2.4)

Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc. — Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012. (File No. 001-9328)

(2.5)	Third Amendment dated as of December 28, 2012 to Agreement and Plan of Merger,

dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc. — Incorporated by reference to Exhibit (2.4) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(2.6)

Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc. — Incorporated by reference to Exhibit (2.5) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013 — Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013. (File No. 001-9328)

(3.2)	By-Laws, as amended through February 26, 2010 — Incorporated by reference to Exhibit (3.2) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(4.1)	Common Stock - see Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective January 2, 2013 — Incorporated by reference to Exhibit (4.2) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(4.3)

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Current Report on Form 8-K dated January 23, 2001. (File No. 001-9328)

(4.4)

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit (4.2) of our Form 8-K dated February 8, 2008. (File No. 001-9328)

(4.5)	Form of 4.875% Note due February 15, 2015 — Included in Exhibit (4.4) above.

(4.6)

Second Supplemental Indenture, dated as of December 8, 2011, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee — Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 5, 2011. (File No. 001-9328)

(4.7)	Forms of 2.375% Notes due 2014 Notes, 3.000% Notes due 2016, 4.350% Notes due 2021 and 5.500% Notes due 2041 — Included in Exhibit (4.6) above.

(4.8)

Third Supplement Indenture, dated as of August 9, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee — Incorporated by reference to Exhibit (4.1) of our Form 10-Q for the quarter ended September 30, 2012. (File No. 001-9328)

(4.9)	Form of 1.000% Note due August 9, 2015 — Included in Exhibit (4.8) above.

(4.10)

Fourth Supplemental Indenture, dated as of December 13, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Associated as original trustee — Incorporated by reference to Exhibit (4.2) of our

Form 8-K dated December 13, 2012. (File No. 001-9328)

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

(10.1)

$1.5 billion 5-Year Revolving Credit Facility, dated as of September 8, 2011, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and Swingline Bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011. (File No. 001-9328)

(10.2)

First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.3)

Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.4)

Documents comprising global Commercial Paper Programs

(i)            U.S. $200,000,000 Euro-Commercial Paper Programme

(a)       Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers) — Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

(b)       Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent — Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

(c)        Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH — Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

(d)       Deed of Guarantee made on 2 December 2005 — Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

(ii)           U.S. $1,500,000,000 U.S. Commercial Paper Program

(a)       Form of Commercial Paper Dealer Agreement for 4 (2) Program.  The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and RBS

Securities Inc.  — Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003. (File No. 001-9328)

(b)       Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and JPMorgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent - Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003. (File No. 001-9328)

(c)        Corporate Commercial Paper — Master Note dated July 10, 2000 — Incorporated by reference to Exhibit (10.5)(ii)(c) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(d)       Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012 — Incorporated by reference to Exhibit (10.5)(ii)(d) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.5)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012. (File No. 001-9328)

(10.6)

(i)            Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.

(ii)           Master Agreement Relating to Options (as in effect through May 7, 2004) — Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(iii)          Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004 — Incorporated by reference to Exhibit (10)D(ii) of our Form  10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(iv)          Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008 — Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.7)

(i)            Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006. (File No. 001-9328)

(ii)           First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.8)

Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.  (File No. 001-9328)

(10.9)

(i)            Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994 — Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.14) hereof.  (File No. 001-9328)

(ii)           Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997  — Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual

Report for the year ended December 31, 1998.  (File No. 001-9328)

(iii)          Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998 - Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

(iv)          Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005 — Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005. (File No. 001-9328)

(v)           Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005 — Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

(10.10)

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.11)	Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2014). See also Exhibit (10.14) hereof.

(10.12)	Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2014). See also Exhibit (10.14) hereof.

(10.13)	Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2014). See also Exhibit (10.14) hereof.

(10.14)

(i)            Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011) — Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(ii)           Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans effective as of January 1, 2013.

(10.15)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009 — Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009. (File No. 001-9328)

(10.16)

(i)            Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010 — Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010. (File No. 001-9328)

(ii)           Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010) — Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011.

(10.17)	Description of Ecolab Management Incentive Plan — Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.18)

(i)            Ecolab Inc. 2002 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002. (File No. 001-9328)

(ii)           Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003 — Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(iii)          Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003 — Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(10.19)

(i)            Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005. (File No. 001-9328)

(ii)           Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008 — Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(iii)          Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008 — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005. (File No. 001-9328)

(iv)          Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008 — Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(v)           Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006. (File No. 001-9328)

(vi)          Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan — Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009. (File No. 001-9328)

(10.20)

(i)            Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013 — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 2, 2013. (File No. 001-9328)

(ii)           Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010. (File No. 001-9328)

(iii)          Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010. (File No. 001-9328)

(iv)          Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010. (File No. 001-9328)

(v)           Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan — Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010. (File No. 001-9328)

(10.21)

Policy on Reimbursement of Incentive Payments adopted December 4, 2008 — Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.22)

Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan — Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.23)

Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement — Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.24)

Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant — Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004. (File No. 333-115560)

(13.1)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2013 which are incorporated by reference into Parts I and II hereof.

(14.1)	Ecolab Code of Conduct, as amended November 29, 2012 — Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)	List of Subsidiaries.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 42 hereof is filed as a part hereof.

(24.1)	Powers of Attorney.

(31.1)	Rule 13a-14(a) Certifications.

(32.1)	Section 1350 Certifications.

(99.1)

Exhibit (99.1) of our Form 8-K filed on April 27, 2012 — Incorporated by reference to unaudited pro forma condensed combined statement of income for the twelve-months ended December 31, 2011 and corresponding footnotes included as part of Exhibit (99.1) of our Form 8-K filed on April 27, 2012. (File No. 001-9328)

(101.1)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10.6)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10.8)	Form of Director Indemnification Agreement.

(10.9)	Ecolab Executive Death Benefits Plan.

(10.10)	Ecolab Executive Long-Term Disability Plan.

(10.11)	Ecolab Supplemental Executive Retirement Plan.

(10.12)	Ecolab Mirror Savings Plan.

(10.13)	Ecolab Mirror Pension Plan.

(10.14)	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10.15)	Ecolab Inc. Management Performance Incentive Plan.

(10.16)	Ecolab Inc. Change in Control Severance Compensation Policy.

(10.17)	Description of Ecolab Inc. Management Incentive Plan.

(10.18)	Ecolab Inc. 2002 Stock Incentive Plan.

(10.19)	Ecolab Inc. 2005 Stock Incentive Plan.

(10.20)	Ecolab Inc. 2010 Stock Incentive Plan.

(10.21)	Policy on Reimbursement of Incentive Payments.

(10.22)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.

(10.23)	Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2014.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 28th day of February 2014.

/s/Douglas M. Baker, Jr.	Chairman of the Board and Chief Executive Officer
Douglas M. Baker, Jr.	(Principal Executive Officer and Director)

/s/Daniel J. Schmechel	Chief Financial Officer
Daniel J. Schmechel	(Principal Financial Officer)

/s/John J. Corkrean	Senior Vice President and Corporate Controller
John J. Corkrean	(Principal Accounting Officer)

/s/James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:

Barbara J. Beck, Les S. Biller, Carl M. Casale, Stephen I. Chazen, Jerry A. Grundhofer, Arthur J. Higgins, Joel W. Johnson, Michael Larson, Jerry W. Levin, Robert L. Lumpkins, Michael Larson, Victoria J. Reich, Mary M. VanDeWeghe, Suzanne M. Vautrinot and John J. Zillmer

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-18617; 333-79449; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; 333-163838; 333-165130; 333-165132; 333-166646; 333-174028; 333-176601; 333-178300; 333-178302; 333-184650; and 333-190317) and  Form S-3 (Registration No. 333-178273) of Ecolab Inc. of our report dated February 28, 2014 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 28, 2014

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing

(2.1)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011. (File No. 001-9328)

(2.2)	Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012. (File No. 001-9328)

(2.3)	First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.3) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(2.4)	Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012. (File No. 001-9328)

(2.5)	Third Amendment dated as of December 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.4) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(2.6)	Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.5) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013. (File No. 001-9328)

(3.2)	By-Laws, as amended through February 26, 2010.	Incorporated by reference to Exhibit (3.2) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(4.1)	Common Stock.	see Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective January 2, 2013.	Incorporated by reference to Exhibit (4.2) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(4.3)	Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust	Incorporated by reference to Exhibit (4)(A) of our Current

	Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee.	Report on Form 8-K dated January 23, 2001. (File No. 001-9328)

(4.4)	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated February 8, 2008. (File No. 001-9328)

(4.5)	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4.4) above.

(4.6)

Second Supplemental Indenture, dated as of December 8, 2011, between the Company, Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association), as original trustee.

Incorporated by reference to Exhibit (4.2) of our Current Report on Form 8-K dated December 5, 2011. (File No. 001-9328)

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

Incorporated by reference to Exhibit (4.1) of our Form 10-Q for the quarter ended September 30, 2012. (File No. 001-9328)

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012. (File No. 001-9328)

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

Incorporated by reference to Exhibit (10.2) of our Form 8-K dated September 8, 2011. (File No. 001-9328)

(10.2)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.3)	Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.4)		Documents comprising global Commercial Paper Programs.

(i)		U.S. $200,000,000 Euro-Commercial Paper Programme.

(a)

Amended and Restated Dealer Agreement dated 2 December 2005 between Ecolab Inc. (as Guarantor), Ecolab B.V. and Ecolab Holding GmbH (as Issuers), Ecolab Inc., Credit Suisse First Boston (Europe) Limited (as Arranger), and Citibank International plc and Credit Suisse First Boston (Europe) Limited (as Dealers).

Incorporated by reference to Exhibit (10)B(i)(a) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

	(b)	Amended and Restated Note Agency Agreement dated as of 2 December 2005 between Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH (as Issuers) and Citibank, N.A. as Issue and Paying Agent.	Incorporated by reference to Exhibit (10)B(i)(b) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

	(c)	Deed of Covenant made on 2 December 2005 by Ecolab Inc., Ecolab B.V. and Ecolab Holding GmbH.	Incorporated by reference to Exhibit (10)B(i)(c) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

	(d)	Deed of Guarantee made on 2 December 2005.	Incorporated by reference to Exhibit (10)B(i)(d) of our Form 10-K Annual Report for the year ended December 31, 2005. (File No. 001-9328)

(ii)		U.S. $1,500,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4 (2) Program.  The dealers for the program are Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and RBS Securities Inc.

Incorporated by reference to Exhibit (10)A(ii)(a) of our Form 10-Q for the quarter ended June 30, 2003. (File No. 001-9328)

	(b)	Issuing and Paying Agency Agreement dated as of July 10, 2000 between Ecolab Inc. and JPMorgan Chase Bank, N.A. (as successor to Bank One, National Association) as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10)A(ii)(b) of our Form 10-Q for the quarter ended June 30, 2003. (File No. 001-9328)

	(c)	Corporate Commercial Paper — Master Note dated July 10, 2000.	Incorporated by reference to Exhibit (10.5)(ii)(c) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

	(d)	Annex to Corporate Commercial Paper — Master Note dated July 10, 2000 effective January 9, 2012.	Incorporated by reference to Exhibit (10.5)(ii)(d) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.5)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012. (File No. 001-9328)

(10.6)	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.	Filed herewith electronically.

	(ii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	(iii)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.7)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006. (File No. 001-9328)

	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.8)		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)

(10.9)	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. (File No. 001-9328) See also Exhibit (10.14) hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005. (File No. 001-9328)

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

(10.10)		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.11)		Ecolab Supplemental Executive Retirement Plan (As Amended and Restated effective as of January 1, 2014).	Filed herewith electronically. See also Exhibit (10.14) hereof.

(10.12)		Ecolab Mirror Savings Plan (As Amended and Restated effective as of January 1, 2014).	Filed herewith electronically. See also Exhibit (10.14) hereof.

(10.13)		Ecolab Mirror Pension Plan (As Amended and Restated effective as of January 1, 2014).	Filed herewith electronically. See also Exhibit (10.14) hereof.

(10.14)	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans effective as of January 1, 2013.	Filed herewith electronically.

(10.15)		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2009.	Incorporated by reference to Exhibit (10) of our Form 8-K dated May 8, 2009. (File No. 001-9328)

(10.16)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010. (File No. 001-9328)

	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).	Incorporated by reference to Exhibit (10-18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.17)		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.18)	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002 (File No. 001-9328).

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants beginning May 11, 2002 through August 12, 2003.	Incorporated by reference to Exhibit (10)A(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	(iii)	Non-statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(10.19)	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005. (File No. 001-9328)

	(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005. (File No. 001-9328)

	(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

	(v)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)W(iii) of our Form 10-K Annual Report for the year ended December 31, 2006. (File No. 001-9328)

	(vi)	Sample form of Performance Based Restricted Stock Unit Agreement under the Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended September 30, 2009. (File No. 001-9328)

(10.20)	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 2, 2013. (File No. 001-9328)

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(iii)	Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010. (File No. 001-9328)

(10.21)		Policy on Reimbursement of Incentive Payments adopted December 4, 2008.	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.22)		Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.	Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.23)		Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

(10.24)		Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant.	Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(13.1)		Those portions of our Annual Report to Stockholders for the year ended December 31, 2012 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14.1)		Ecolab Code of Conduct, as amended November 29, 2012.	Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm at page 42 hereof is filed as a part hereof.	See page 42 hereof.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(99.1)	Exhibit (99.1) of our Form 8-K filed on April 27, 2012.

Incorporated by reference to unaudited pro forma condensed combined statement of income for the twelve-months ended December 31, 2011 and corresponding footnotes included as part of Exhibit (99.1) of our Form 8-K filed on April 27, 2012.

(101.1)	Interactive Data File.	Filed herewith electronically.