Form 10-Q
period 2014-03-31
ECOLAB INC
filed 2014-05-08
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2014.

300,199,314 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	First Quarter Ended
	March 31
(millions, except per share amounts)	2014	2013
	(unaudited)

Net sales	$3,336.6	$2,872.1

Cost of sales (including special charges of $6.0 in 2014 and $2.0 in 2013)	1,819.2	1,539.7

Selling, general and administrative expenses	1,136.9	1,021.0

Special (gains) and charges	29.6	49.7

Operating income	350.9	261.7

Interest expense, net (including special charges of $2.2 in 2013)	65.1	61.5

Income before income taxes	285.8	200.2

Provision for income taxes	91.3	39.2

Net income including noncontrolling interest	194.5	161.0

Less: Net income attributable to noncontrolling interest (including special charges of $0.5 in 2013)	3.5	1.4

Net income attributable to Ecolab	$191.0	$159.6

Earnings attributable to Ecolab per common share
Basic	$0.64	$0.54
Diluted	$0.62	$0.53

Dividends declared per common share	$0.2750	$0.2300

Weighted-average common shares outstanding
Basic	300.6	295.4
Diluted	306.5	300.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	First Quarter Ended
	March 31
(millions)	2014	2013
	(unaudited)

Net income including noncontrolling interest	$194.5	$161.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(67.0)	(61.6)
Loss on net investment hedge	(3.7)	(2.2)
	(70.7)	(63.8)

Derivatives and hedging instruments	—	3.9

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	2.6	10.4

Subtotal	(68.1)	(49.5)

Total comprehensive income, including noncontrolling interest	126.4	111.5

Less: Comprehensive income (loss) attributable to noncontrolling interest	3.5	(7.9)

Comprehensive income attributable to Ecolab	$122.9	$119.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	March 31	December 31
(millions)	2014	2013
	(unaudited)

ASSETS

Current assets

Cash and cash equivalents	$300.3	$339.2

Accounts receivable, net	2,519.6	2,568.0

Inventories	1,367.1	1,321.9

Deferred income taxes	170.8	163.0

Other current assets	345.2	306.3

Total current assets	4,703.0	4,698.4

Property, plant and equipment, net	2,889.0	2,882.0

Goodwill	6,856.6	6,862.9

Other intangible assets, net	4,701.3	4,785.3

Other assets	413.5	407.9

Total assets	$19,563.4	$19,636.5

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	March 31	December 31
(millions, except shares and per share amounts)	2014	2013
	(unaudited)

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,507.4	$861.0

Accounts payable	951.2	1,021.9

Compensation and benefits	474.7	571.1

Income taxes	89.3	80.9

Other current liabilities	881.8	953.8

Total current liabilities	3,904.4	3,488.7

Long-term debt	5,696.6	6,043.5

Postretirement health care and pension benefits	795.9	795.6

Other liabilities	1,893.4	1,899.3

Total liabilities	12,290.3	12,227.1

Equity (a)
Common stock	346.4	345.1
Additional paid-in capital	4,757.0	4,692.0
Retained earnings	4,807.2	4,699.0
Accumulated other comprehensive loss	(373.3)	(305.2)
Treasury stock	(2,326.8)	(2,086.6)
Total Ecolab shareholders’ equity	7,210.5	7,344.3
Noncontrolling interest	62.6	65.1
Total equity	7,273.1	7,409.4

Total liabilities and equity	$19,563.4	$19,636.5

(a)   Common stock, 800 million shares authorized, $1.00 par value per share, 300.2 million shares outstanding at March 31, 2014, 301.1 million shares outstanding at December 31, 2013. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	First Quarter Ended
	March 31
(millions)	2014	2013
	(unaudited)

OPERATING ACTIVITIES

Net income including noncontrolling interest	$194.5	$161.0

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	136.5	122.6
Amortization	80.3	62.7
Deferred income taxes	(8.3)	(26.9)
Share-based compensation expense	22.8	21.1
Excess tax benefits from share-based payment arrangements	(22.9)	(12.3)
Pension and postretirement plan contributions	(28.0)	(19.0)
Pension and postretirement plan expense	21.9	35.7
Restructuring, net of cash paid	2.7	(9.2)
Venezuela currency devaluation	—	23.4
Other, net	3.7	4.6

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	38.3	30.1
Inventories	(54.8)	(54.2)
Other assets	(44.9)	(50.4)
Accounts payable	(69.6)	(38.0)
Other liabilities	(57.8)	(65.2)

Cash provided by operating activities	$214.4	$186.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	First Quarter Ended
	March 31
(millions)	2014	2013
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(142.2)	$(129.2)
Capitalized software expenditures	(8.7)	(6.3)
Property and other assets sold	0.7	0.9
Businesses acquired and investments in affiliates, net of cash acquired	(25.3)	(91.2)
Deposit into indemnification escrow	—	(8.0)
Release from indemnification escrow	1.1	13.0

Cash used for investing activities	(174.4)	(220.8)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	397.5	(310.0)
Long-term debt borrowings	—	0.2
Long-term debt repayments	(101.4)	(1.7)
Reacquired shares	(242.6)	(22.2)
Dividends paid	(85.9)	(4.5)
Exercise of employee stock options	24.0	32.0
Excess tax benefits from share-based payment arrangements	22.9	12.3
Acquisition related contingent consideration	(87.6)	—
Other, net	—	0.4

Cash used for financing activities	(73.1)	(293.5)

Effect of exchange rate changes on cash	(5.8)	(5.2)

Decrease in cash and cash equivalents	(38.9)	(333.5)

Cash and cash equivalents, beginning of period	339.2	1,157.8

Cash and cash equivalents, end of period	$300.3	$824.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Consolidated Financial Information

The unaudited consolidated financial information for the first quarter ended March 31, 2014 and 2013 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2014 and 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Effective in the first quarter of 2014, certain employee-related costs from the company’s recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $25.2 million for the first quarter ended March 31, 2013 and $78.9 million for the year ended December 31, 2013.

Results for 2013 have been revised to conform to the current year presentation. The reclassification had no impact on net earnings, financial position or cash flows.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                                      Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2014	2013
Cost of sales
Restructuring charges	$6.0	$2.0

Special (gains) and charges
Restructuring charges	22.6	18.5
Champion acquisition and integration costs	6.5	7.8
Nalco merger and integration costs	1.3	3.8
Venezuela currency devaluation	—	23.4
Litigation related charges and other	(0.8)	(3.8)
Subtotal	29.6	49.7

Operating income subtotal	35.6	51.7

Interest expense, net
Acquisition debt costs	—	2.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	(0.5)

Total special (gains) and charges	$35.6	$53.4

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

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and non-current liabilities on the Consolidated Balance Sheet.

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

The company expects to incur pretax restructuring charges of approximately $80 million ($55 million after tax) under the Energy Restructuring Plan through the completion of the Plan in 2015. Approximately $35 million ($25 million after tax) of those charges are expected to occur in 2014. During 2013, the company incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan.

The company anticipates that approximately $60 million of the $80 million of the pre-tax charges represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Energy Restructuring Plan, the company recorded restructuring charges of $4.9 million ($3.0 million after tax), during the first quarter of 2014.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2013 Activity:
Recorded expense and accrual	$22.9	$3.6	$0.9	$27.4
Cash payments	(16.7)	—	(0.8)	(17.5)
Non-cash charges	—	(3.6)	—	(3.6)
Effect of foreign currency translation	0.6	—	—	0.6
Restructuring liability, December 31, 2013	6.8	—	0.1	6.9

2014 Activity:
Recorded expense and accrual	4.4	—	0.5	4.9
Cash payments	(3.7)	—	(0.5)	(4.2)
Non-cash charges	—	—	—	—
Effect of foreign currency translation	—	—	—	—
Restructuring liability, March 31, 2014	$7.5	$—	$0.1	$7.6

Cash payments under the Energy Restructuring Plan were $4.2 million during the first three months of 2014 and $17.5 million during 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                                      Special (Gains) and Charges (continued)

Combined Restructuring Plan

In February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, as well as to undertake certain restructuring activities outside of Europe (the “2011 Restructuring Plan”). Additionally, in January 2012, following the merger with Nalco Holding Company (“Nalco”), the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations (the “Merger Restructuring Plan”). During the first quarter of 2013, the company determined that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans should be combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through substantial completion of the Combined Plan at the end of 2014, the company expects to incur pre-tax charges of approximately $50 million ($40 million after tax) during 2104. During 2013, the company incurred $64 million ($48 million after tax) of charges related to the Combined Plan.

The company anticipates that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

As a result of restructuring activities under the Combined Plan, the company recorded restructuring charges of $23.7 million ($19.8 million after tax) and $20.8 million ($14.3 million after tax), during the first quarter of 2014 and 2013, respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 - 2013 Activity:
Recorded expense and accrual	$248.2	$(1.2)	$30.7	$277.7
Net cash payments	(182.2)	9.1	(19.1)	(192.2)
Non-cash charges	—	(7.9)	(4.3)	(12.2)
Effect of foreign currency translation	(0.1)	—	—	(0.1)
Restructuring liability, December 31, 2013	65.9	—	7.3	73.2

2014 Activity:
Recorded net expense and accrual	21.2	—	2.5	23.7
Net cash payments	(19.5)	—	(2.2)	(21.7)
Non-cash net charges	—	—	—	—
Effect of foreign currency translation	0.5	—	—	0.5
Restructuring liability, March 31, 2014	$68.1	$—	$7.6	$75.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.                                      Special (Gains) and Charges (continued)

Net cash payments under the Combined Plan were $21.7 million during the first three months of 2014 and $192.2 million from 2011 through 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred charges of $6.5 million ($4.1 million after tax) and $10.0 million ($7.1 million after tax) during the first quarter of 2014 and 2013, respectively.

Champion related costs incurred during the first quarter of 2014 and 2013 have been included as a component of special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition. Further information related to the acquisition of Champion is included in Note 3.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred charges of $1.3 million ($0.9 million after tax) and $3.8 million ($2.7 million after tax) during the first quarter of 2014 and 2013, respectively. Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte (“Bolivar”). As a result of the devaluation, during the first quarter of 2013, the company recorded a charge of $22.9 million ($15.0 million after tax), reflected as a component of special (gains) and charges, due to the remeasurement of the local balance sheet. Due to the ownership structure in place in Venezuela, the company also reflected a portion of the impact of the devaluation as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

3.                                      Acquisitions and Dispositions

Champion acquisition

On April 10, 2013, the company completed its acquisition of Champion, a global energy specialty products and services company delivering its offerings to the oil and gas industry. The total fair value of cash and stock consideration transferred to acquire all of Champion’s stock was approximately $2 billion. Champion’s sales for the business acquired by the company were approximately $1.3 billion in 2012. The business became part of the company’s Global Energy reportable segment in the second quarter of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                                      Acquisitions and Dispositions (continued)

The company incurred certain acquisition related costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statement of Income. A total of $6.5 million and $10.0 million were incurred during the first quarter of 2014 and 2013, respectively. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

The Champion acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date.

The following table summarizes the value of Champion assets acquired and liabilities assumed as of December 31, 2013. During 2013, adjustments of $37.1 million were made to the preliminary purchase price allocation of the assets and liabilities assumed with a corresponding adjustment to goodwill.

Also summarized in the table, during the first quarter of 2014, net adjustments of $16.9 million were made to the value of Champion assets acquired and liabilities assumed. As the adjustments were not significant, they have been recorded in 2014 and are not reflected in the 2013 Consolidated Balance Sheet. Purchase price allocations were finalized during the first quarter of 2014.

(millions)	Allocation at December 31, 2013	Purchase Price Adjustments	Final Allocation at March 31, 2014
Current assets	$592.3	$(4.5)	$587.8
Property, plant and equipment	357.8	(2.5)	355.3
Other assets	16.2	0.1	16.3
Identifiable intangible assets
Customer relationships	840.0	—	840.0
Trademarks	120.0	—	120.0
Other technology	36.5	—	36.5
Total assets acquired	1,962.8	(6.9)	1,955.9

Current liabilities	409.5	3.6	413.1
Long-term debt	70.8	—	70.8
Net deferred tax liability	427.4	9.3	436.7
Noncontrolling interest and other liabilities	30.5	(2.9)	27.6
Total liabilities and noncontrolling interests assumed	938.2	10.0	948.2

Goodwill	1,030.1	16.9	1,047.0
Total aggregate purchase price	2,054.7	—	2,054.7
Future consideration payable to sellers	(86.4)	86.4	—
Total consideration transferred	$1,968.3	$86.4	$2,054.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                                      Acquisitions and Dispositions (continued)

The adjustments to the purchase price allocation during the first quarter of 2014 primarily relate to estimated contingent liabilities, updated property, plant and equipment values and deferred taxes.

In accordance with the acquisition agreement, except under limited circumstances, the company was required to pay an additional amount in cash, up to $100 million in the aggregate, equal to 50% of the incremental tax on the merger consideration as a result of increases in applicable gains and investment taxes after December 31, 2012. In January 2014, in accordance with the above discussion, an additional payment of $86.4 million was made to the acquired entity’s former stockholders.

The customer relationships, trademarks and other technology are being amortized over weighted average lives of 14, 12 and 7 years, respectively.

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

Other acquisition activity

2014 Activity

During the first quarter of 2014, the company completed one business combination. In addition, two transactions were completed subsequent to the end of the first quarter.

In December 2013, subsequent to the company’s year end for international operations, the company completed the acquisition of AkzoNobel’s Purate business, which specializes in global antimicrobial water treatment. Pre-acquisition annual sales of the business were approximately $23 million. The acquired business became part of the company’s Global Industrial reportable segment during the first quarter of 2014.

In March 2014, subsequent to the company’s quarter end for international operations, the company acquired AK Kraus & Hiller Schädlingsbekamäpfung, one of Germany’s leading commercial pest elimination service providers. Pre-acquisition annual sales of the business were approximately $4 million. The business will become part of the company’s Other reportable segment during the second quarter of 2014.

In March 2014, subsequent to the company’s quarter end for international operations, the company purchased the remaining interest in a joint venture held in South Africa. The transaction is not significant to the company’s operations.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.         Acquisitions and Dispositions (continued)

2013 Activity

During the first quarter of 2013, the company completed one business combination.

In January 2013, the company completed the acquisition of Mexico-based Quimiproductos S.A. de C.V. (“Quimiproductos”), a wholly-owned subsidiary of Fomento Economico Mexicano, S.A.B. de C.V. (commonly known as FEMSA). Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Mexico and Central and South America. Pre-acquisition annual sales of the business were approximately $43 million. Approximately $8 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. The business became part of the company’s Global Industrial reportable segment during the first quarter of 2013.

Other acquisition summary

Acquisitions during the first three months of 2014 and all of 2013 were not material to the company’s consolidated financial statements; therefore, pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions during the first quarter of 2014 and 2013 are shown in the following table.

	First Quarter Ended
	March 31
(millions)	2014	2013

Net tangible assets acquired	$11.7	$(4.2)
Identifiable intangible assets
Customer relationships	1.9	47.2
Trademarks	0.8	0.1
Other technology	2.9	—
Total intangible assets	5.6	47.3
Goodwill	6.9	33.3
Total aggregate purchase price	24.2	76.4
Contingent consideration	1.2	9.8
Liability for indemnification, net	1.1	5.0
Net cash paid for acquisitions, including contingent consideration	$26.5	$91.2

During the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller, and as previously discussed, approximately $8 million of the Quimiproductos purchase price was placed in an escrow account. The contingent consideration activity primarily relates to payments on legacy Nalco acquisitions.

The weighted average useful lives of identifiable intangible assets acquired during the first three months of 2014 and 2013, as shown in the previous table, were 10 and 13 years, respectively.

Dispositions

There were no business disposals during the first quarter of 2014 or 2013.

In April 2014, subsequent to the company’s quarter end, the company sold an immaterial business in Italy that was part of the company’s Institutional reportable segment.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information

	March 31	December 31
(millions)	2014	2013
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,603.7	$2,648.9
Allowance for doubtful accounts	(84.1)	(80.9)
Total	$2,519.6	$2,568.0

Inventories
Finished goods	$963.9	$953.3
Raw materials and parts	421.2	391.0
Inventories at FIFO cost	1,385.1	1,344.3
Excess of FIFO cost over LIFO cost	(18.0)	(22.4)
Total	$1,367.1	$1,321.9

Property, plant and equipment, net
Land	$190.8	$191.4
Buildings and improvements	674.0	666.0
Leasehold improvements	89.8	87.9
Machinery and equipment	1,716.0	1,677.5
Merchandising and customer equipment	1,836.3	1,802.8
Capitalized software	442.9	435.4
Construction in progress	313.4	291.6
	5,263.2	5,152.6
Accumulated depreciation	(2,374.2)	(2,270.6)
Total	$2,889.0	$2,882.0

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,443.8	$3,455.6
Trademarks	309.2	308.1
Patents	431.2	425.6
Other technology	210.2	210.2
	$4,394.4	$4,399.5

Accumulated amortization
Customer relationships	$(654.7)	$(594.9)
Trademarks	(75.9)	(70.4)
Patents	(103.2)	(95.7)
Other technology	(89.3)	(83.2)
Other intangible assets, net	$4,701.3	$4,785.3

Other assets
Deferred income taxes	$49.1	$54.5
Deferred financing costs	29.4	31.7
Pension	90.0	90.2
Other	245.0	231.5
Total	$413.5	$407.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information (continued)

	March 31	December 31
(millions)	2014	2013
	(unaudited)
Other current liabilities
Discounts and rebates	$282.3	$263.2
Dividends payable	82.7	82.8
Interest payable	61.0	19.6
Taxes payable, other than income	104.2	115.3
Derivative liabilities	11.3	14.2
Restructuring	72.4	68.3
Future consideration payable to Champion sellers	—	86.4
Other	267.9	304.0
Total	$881.8	$953.8

Other liabilities
Deferred income taxes	$1,659.7	$1,661.3
Income taxes payable - non-current	86.7	90.2
Restructuring	10.9	12.9
Other	136.1	134.9
Total	$1,893.4	$1,899.3

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(6.6)	$(6.6)
Unrecognized pension and postretirement benefit expense, net of tax	(233.6)	(235.0)
Cumulative translation, net of tax	(133.1)	(63.6)
Total	$(373.3)	$(305.2)

5.         Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of March 31, 2014 and December 31, 2013.

	March 31	December 31
(millions)	2014	2013
	(unaudited)
Short-term debt
Commercial paper	$696.6	$304.8
Notes payable	55.8	50.9
Long-term debt, current maturities	755.0	505.3
Total	$1,507.4	$861.0

As of March 31, 2014, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks and supports the company’s $1.5 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. The company’s U.S. commercial paper program, as shown in the previous table, had $697 million and $305 million outstanding as of March 31, 2014 and December 31, 2013, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.         Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations as of March 31, 2014 and December 31, 2013.

	March 31	December 31
(millions)	2014	2013
	(unaudited)
Long-term debt
Description / 2014 Principal Amount
Series B private placement senior euro notes (175 million euro)	$241.5	$237.8
Seven year 2008 senior notes ($250 million)	249.8	249.7
Series A private placement senior notes ($250 million)	250.0	250.0
Series B private placement senior notes ($250 million)	250.0	250.0
Three year 2011 senior notes ($500 million)	499.9	499.9
Five year 2011 senior notes ($1.25 billion)	1,248.7	1,248.6
Ten year 2011 senior notes ($1.25 billion)	1,249.4	1,249.3
Thirty year 2011 senior notes ($750 million)	742.9	742.8
Three year 2012 senior notes ($500 million)	499.9	499.9
Five year 2012 senior notes ($500 million)	499.7	499.7
Term loan ($700 million)	700.0	800.0
Capital lease obligations	12.1	12.7
Other	7.7	8.4
Total debt	6,451.6	6,548.8
Long-term debt, current maturities	(755.0)	(505.3)
Total long-term debt	$5,696.6	$6,043.5

In February 2014, the company repaid $100 million of term loan borrowings. In April 2014, subsequent to the company’s quarter end, it repaid an additional $150 million of term loan borrowings.

The company is in compliance with its debt covenants as of March 31, 2014.

Interest expense and interest income recognized during the first quarter 2014 and 2013 were as follows:

	First Quarter Ended
	March 31
(millions)	2014	2013

Interest expense	$67.3	$65.0
Interest income	(2.2)	(3.5)
Interest expense, net	$65.1	$61.5

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The company’s reporting units are its ten operating segments. The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. No impairments were noted during the first quarter of 2014 in connection with the immaterial segment changes discussed further in Note 13. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

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

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the three months ended March 31, 2014 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2013	$2,729.5	$706.6	$3,306.2	$120.6	$6,862.9
Current year business acquisitions(a)	7.0	—	—	—	7.0
Prior year business acquisitions	(0.1)	—	16.9	—	16.8
Reclassifications(b)	(28.9)	5.0	23.9	—	—
Effect of foreign currency translation	(11.9)	(3.1)	(14.6)	(0.5)	(30.1)
Goodwill as of March 31, 2014	$2,695.6	$708.5	$3,332.4	$120.1	$6,856.6

(a)                     For 2014, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                     The reclassifications line represents immaterial transfers related to certain changes to the company’s reportable segments. See Note 13 for additional information.

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. The $1.2 billion carrying value of this asset is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the company’s operating units, updating the impairment testing during the first quarter of 2014 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets (continued)

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2014 and 2013 was $78.1 million and $60.5 million, respectively. The increase from 2013 to 2014 is primarily due to amortizable intangible assets acquired as part of the Champion transaction.

As of March 31, 2014, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)
2014 (Remainder: nine-month period)	$226
2015	301
2016	296
2017	293
2018	287
2019	274

7.         Fair Value Measurements

The company’s financial instruments include cash and cash equivalents, investments held in rabbi trusts, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts and long-term debt.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         Fair Value Measurements (continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

March 31 (millions)	2014
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$3.5	$3.5	$—	$—
Foreign currency forward contracts	14.5	—	14.5	—

Liabilities:
Foreign currency forward contracts	11.3	—	11.3	—
Contingent consideration obligations	15.2	—	—	15.2

December 31 (millions)	2013
	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$4.3	$4.3	$—	$—
Foreign currency forward contracts	20.2	—	20.2	—

Liabilities:
Foreign currency forward contracts	14.2	—	14.2	—
Contingent consideration obligations	16.4	—	—	16.4
Future consideration payable to Champion sellers	86.4	—	—	86.4

Investments held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2. Prior to its repayment in January 2014, the future consideration payable to Champion sellers was valued using level 3 inputs.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the three months ended March 31, 2014 were as follows:

(millions)
Contingent consideration, December 31, 2013	$16.4
Liabilities recognized at acquisition date	—
Loss (gain) recognized in earnings	(0.1)
Settlements	(1.2)
Foreign currency translation	0.1
Contingent consideration, March 31, 2014	$15.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         Fair Value Measurements (continued)

The carrying values of accounts receivable, accounts payable, cash and cash equivalents, commercial paper and notes payable approximate fair value because of their short maturities, and as such are classified within level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,451.6	$6,785.8	$6,548.8	$6,766.0

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

The company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur. The company did not have any forward starting interest rate swap agreements outstanding at March 31, 2014 or December 31, 2013.

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

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2014	2013	2014	2013

Derivatives designated as hedging instruments

Foreign currency forward contracts	$5.6	$4.4	$2.4	$1.1

Derivatives not designated as hedging instruments

Foreign currency forward contracts	8.9	15.8	8.9	13.1

Total	$14.5	$20.2	$11.3	$14.2

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, it would have net assets of $3.2 million and $6.0 million as of March 31, 2014 and December 31, 2013, respectively.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1.6 billion at March 31, 2014, and $2.0 billion at December 31, 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2014	2013

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$0.2	$3.6

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$(0.2)	$(0.3)
	SG&A	0.6	—
		0.4	(0.3)

Interest rate swap	Interest expense, net	(1.0)	(1.0)
		$(0.6)	$(1.3)

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during first quarter of 2014 and 2013.

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2014	2013

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$3.1	$(6.3)
	Interest expense, net	(2.4)	(1.2)
		$0.7	$(7.5)

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

Net Investment Hedge

The company designates its outstanding euro 175 million ($242 million as of March 31, 2014) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro functional subsidiaries.

Prior to maturing in December 2013, the Ecolab Series A euro denominated senior notes were also designated as a hedge of existing foreign currency exposures.

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

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2014	2013

Revaluation losses, net of tax	$(3.7)	$(2.2)

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.         Other Comprehensive Income Information

Comprehensive income (loss) includes net income, foreign currency translation adjustments, unrecognized gains and losses on securities, defined benefit pension and postretirement plan adjustments, gains and losses on derivative instruments designated and effective as cash flow hedges and non-derivative instruments designated and effective as foreign currency net investment hedges that are charged or credited to the accumulated other comprehensive loss account in shareholders’ equity.

The following table provides other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits.

	First Quarter Ended
	March 31
(millions)	2014	2013
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$0.2	$3.6

(Gains) losses reclassified from AOCI into income
Cost of sales	0.2	0.3
SG&A	(0.6)	—
Interest expense, net	1.0	1.0
	0.6	1.3

Translation & other insignificant activity	0.7	0.5
Tax impact	(1.5)	(1.5)
Net of tax	$—	$3.9

Pension & Postretirement Benefits
Amount reclassified from AOCI
Actuarial losses	$5.8	$18.7
Prior service costs	(1.7)	(1.9)
	4.1	16.8
Tax impact	(1.5)	(6.4)
Net of tax	$2.6	$10.4

The derivative losses reclassified from AOCI into income, net of tax, were $0.3 million and $0.9 million in first quarter of 2014 and 2013, respectively. The pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $2.6 million and $10.4 million in first quarter of 2014 and 2013, respectively.

See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 12 for additional information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In accordance with its share repurchase program through open market or private purchases, the company reacquired 3,096,464 shares of its common stock during 2013. The number of shares repurchased in 2013 includes 1,258,115 shares the company repurchased from the Champion escrow account, with the cash paid to the beneficial shareholders deposited back into escrow. During the first three months of 2014, the company repurchased 2,284,261 shares of its common stock.

As of March 31, 2014, 10,701,912 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

11.      Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share amounts)	2014	2013

Net income attributable to Ecolab	$191.0	$159.6

Weighted-average common shares outstanding
Basic	300.6	295.4
Effect of dilutive stock options, units and awards	5.9	5.5
Diluted	306.5	300.9

Earnings attributable to Ecolab per common share
Basic	$0.64	$0.54
Diluted	$0.62	$0.53

Anti-dilutive securities excluded from computation of earnings per share	1.8	2.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      Pension and Postretirement Plans

The company has a non-contributory qualified defined benefit pension plan covering the majority of its U.S. employees. The company also has U.S. non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. On January 1, 2014, certain legacy Champion employees became eligible to participate in the U.S. qualified and non-qualified pension plans. Various international subsidiaries also have defined benefit pension plans. The company provides postretirement health care benefits to certain U.S. employees and retirees.

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2014	2013	2014	2013	2014	2013
Service cost	$16.6	$17.1	$8.4	$9.1	$1.1	$1.5
Interest cost on benefit obligation	22.5	21.2	12.7	11.9	2.7	2.7
Expected return on plan assets	(32.1)	(32.5)	(13.8)	(11.8)	(0.3)	(0.3)
Recognition of net actuarial (gain) loss	5.9	15.6	1.9	2.9	(2.0)	0.2
Amortization of prior service benefit	(1.7)	(1.7)	0.1	(0.1)	(0.1)	(0.1)
	$11.2	$19.7	$9.3	$12.0	$1.4	$4.0

As of March 31, 2014, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first three months of 2014, the company made payments of $3 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $4 million to such plans during the remainder of 2014.

The company contributed $21 million to its international pension benefit plans during the first three months of 2014. The company currently estimates that it will contribute approximately an additional $32 million to the international pension benefit plans during the remainder of 2014.

During the first three months of 2014, the company made payments of $4 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $14 million to such plans during the remainder of 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Operating Segments

The company’s organizational structure consists of global business unit and global regional leadership teams. The company’s ten operating units, which are also operating segments, follow their commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker at the identified operating unit level.

The company’s ten operating units have been aggregated into four reportable segments based on similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company’s reportable segments are Global Industrial, Global Institutional, Global Energy and Other.

The company’s two operating units that are primarily fee-for-service business have been aggregated into the Other segment and do not meet the quantitative criteria to be separately reported.

Comparability of Reportable Segments

Effective in the first quarter of 2014, the company made immaterial changes to its reportable segments, including the movement of certain customers between reportable segments, reflecting its continued integration of businesses and consistency across its global markets and customers. In addition, the company’s management made immaterial changes to the way it measures and reports segment operating income by updating the internal allocations of certain supply chain and SG&A expenses related to its centralized functions. The changes had no impact on the company’s consolidated sales or operating income.

The company evaluates the performance of its international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations.

Fixed currency amounts for the “Previously Reported” values shown in the following table are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2013. The “Changes in Currency Rates” column reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2014. The “Segment Changes” column reflects segment changes discussed above. Presenting the “Revised” column at 2014 management rates was done to allow for consistent comparisons against 2014 results.

The impact of the preceding changes on previously reported full year 2013 reportable segment net sales and operating income is summarized as follows:

	2013
Year ended December 31 (millions)	Previously Reported	Changes in Currency Rates	Segment Changes	Revised
Net Sales
Global Industrial	$4,905.1	$(149.3)	$(13.0)	$4,742.8
Global Institutional	4,202.5	(55.4)	5.4	4,152.5
Global Energy	3,532.8	(113.1)	7.6	3,427.3
Other	715.0	(5.7)	—	709.3
Subtotal at fixed currency rates	13,355.4	(323.5)	—	13,031.9
Effect of foreign currency translation	(102.0)	323.5	—	221.5
Consolidated	$13,253.4	$—	$—	$13,253.4

Operating Income
Global Industrial	$637.3	$(27.1)	$(7.2)	$603.0
Global Institutional	764.5	(11.7)	15.4	768.2
Global Energy	492.1	(19.2)	(14.0)	458.9
Other	97.9	0.4	5.8	104.1
Corporate	(411.6)	2.5	—	(409.1)
Subtotal at fixed currency rates	1,580.2	(55.1)	—	1,525.1
Effect of foreign currency translation	(19.6)	55.1	—	35.5
Consolidated	$1,560.6	$—	$—	$1,560.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Operating Segments (continued)

Reportable Segment Information

The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues. The international amounts included within each of the company’s four reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2014.

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	First Quarter Ended
	March 31
(millions)	2014	2013
Net Sales
Global Industrial	$1,138.0	$1,104.3
Global Institutional	993.3	963.2
Global Energy	1,005.1	565.7
Other	172.7	165.9
Subtotal at fixed currency rates	3,309.1	2,799.1
Effect of foreign currency translation	27.5	73.0
Consolidated	$3,336.6	$2,872.1

Operating Income
Global Industrial	$119.5	$111.7
Global Institutional	155.5	145.8
Global Energy	131.7	72.1
Other	22.1	21.7
Corporate	(80.8)	(100.3)
Subtotal at fixed currency rates	348.0	251.0
Effect of foreign currency translation	2.9	10.7
Consolidated	$350.9	$261.7

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and in 2013 certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Commitments and Contingencies

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The company is also subject to various claims and contingencies related to income taxes and has contractual obligations related to legal commitments.

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

Litigation and Environmental Matters

The company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include from time to time antitrust, commercial, patent infringement, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The company has established accruals for certain lawsuits, claims and environmental matters. The company currently believes that there is not a reasonably possible risk of material loss in excess of the amounts accrued related to these legal matters. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the company may not ultimately incur charges in excess of recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the company’s results of operations or cash flows in the period in which they are recorded. The company currently believes that such future charges related to suits and legal claims, if any, would not have a material adverse effect on the company’s consolidated financial position.

Environmental Matters

The company is currently participating in environmental assessments and remediation at approximately 50 locations, most of which are in the U.S. and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the company’s accruals for environmental liabilities.

Matters Related to Wage Hour Claims

In Cooper v. Ecolab Inc., California State Court — Superior Court-Los Angeles County, case no. BC486875, the plaintiffs sought certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination. The company reached a preliminary settlement with the plaintiffs, which was approved by the court on March 17, 2014. The settlement amount, which is not material to the company’s operations or financial position, is expected to be paid prior to June 30, 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Commitments and Contingencies (continued)

The company is a defendant in four other pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these four suits, two have been certified for class action status. Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. In Cancilla v. Ecolab, U.S. District Court - Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations. The suit also seeks a purported California sub-class for alleged California wage hour law violations and certifications of classes for state law violations in Washington, Colorado, Maryland, Illinois, Missouri, Wisconsin and North Carolina. A third pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in two states (New York and New Jersey) alleging violations of state wage hour laws. A fourth pending suit, Schneider v. Ecolab, Circuit Court of Cook County, Illinois, case no. 2014 CH 193, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws.

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

The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill. Since the spill occurred, the EPA and other federal agencies have closely monitored conditions in areas where dispersant was applied. Nalco Company has encouraged ongoing monitoring and review of COREXIT and other dispersants and has cooperated fully with the governmental review and approval process. However, in connection with its provision of COREXIT, Nalco Company has been named in several lawsuits as described below.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Commitments and Contingencies (continued)

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”).

Putative Class Action Litigation

Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill: Adams v. Louisiana, et al., Case No. 11-cv-01051 (E.D. La.); Elrod, et al. v. BP Exploration & Production Inc., et al., 12-cv-00981 (E.D. La.); Harris, et al. v. BP, plc, et al., Case No. 2:10-cv-02078-CJBSS (E.D. La.); Irelan v. BP Products, Inc., et al., Case No. 11-cv-00881 (E.D. La.); Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT (N.D. Fla.); and, Wright, et al. v. BP, plc, et al., Case No. 1:10-cv-00397-B (S.D. Ala.). The cases were filed on behalf of various potential classes of persons who live and work in or derive income from the effected Coastal region. Each of the actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These cases have been consolidated in MDL 2179.

Other Related Claims Pending in MDL 2179

Nalco Company was also named, along with other unaffiliated defendants, in 23 complaints filed by individuals: Alexander, et al. v. BP Exploration & Production, et al., Case No. 11-cv-00951 (E.D. La.); Best v. British Petroleum plc, et al., Case No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Case No. 2:11-cv- 867, (E.D. La.); Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv- 00049 (S.D. Tex.); Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS (N.D. Fla.); Coco v. BP Products North America, Inc., et al. (E.D. La.); Danos, et al. v. BP Exploration et al., Case No. 00060449 (25th Judicial Court, Parish of Plaquemines, Louisiana); Doom v. BP Exploration & Production, et al. , Case No. 12-cv-2048 (E.D. La.); Duong, et al., v. BP America Production Company, et al., Case No. 13-cv-00605 (E.D. La.); Esponge v. BP, P.L.C., et al., Case No. 0166367 (32nd Judicial District Court, Parish of Terrebonne, Louisiana); Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW (E.D. La.); Fitzgerald v. BP Exploration, et al., Case No. 13-cv-00650 (E.D. La.); Hill v. BP, plc, et al., Case No. 1:10-cv-00471-CG-N (S.D. Ala.); Hogan v. British Petroleum Exploration & Production, Inc., et al., Case No. 2012-22995 (District Court, Harris County, Texas); Hudley v. BP, plc, et al., Case No. 10-cv-00532-N (S.D. Ala.); In re of Jambon Supplier II, L.L.C., et al., Case No. 12-426 (E.D. La.); Kolian v. BP Exploration & Production, et al. , Case No. 12-cv-2338 (E.D. La.); Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M (S.D. Ala.); Pearson v. BP Exploration & Production, Inc., Case No. 2:11-cv-863, (E.D. La.); Shimer v. BP Exploration and Production, et al, Case No. 2:13-cv-4755 (E.D. La.); Top Water Charters, LLC v. BP, P.L.C., et al., No. 0165708 (32nd Judicial District Court, Parish of Terrebonne, Louisiana); Toups, et al. v Nalco Company, et al., Case No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana); and, Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-JMR (S.D. Miss.). The cases were filed on behalf of individuals and entities that own property, live, and/ or work in or derive income from the effected Coastal region. Each of the actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Commitments and Contingencies (continued)

Pursuant to orders issued by the court in MDL 2179, the claims were consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Master Complaint”). On May 18, 2012, Nalco filed a motion for summary judgment against the claims in the “B3” Master Complaint, on the grounds that: (i) Plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Contingency Plan; and (ii) Nalco is entitled to derivative immunity from suit. On November 28, 2012, the Court granted Nalco’s motion and dismissed with prejudice the claims in the “B3” Master Complaint asserted against Nalco. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the “B3” Master Complaint remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

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

In December 2012 and January 2013, the MDL 2179 court issued final orders approving two settlements between BP and Plaintiffs’ Class Counsel: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Energy Services, LP, Nalco Holding Company, Nalco Finance Holdings LLC, Nalco Finance Holdings Inc., Nalco Holdings LLC and Nalco Company.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Commitments and Contingencies (continued)

The company believes the claims asserted against Nalco Company are without merit and intends to defend these lawsuits vigorously. The company also believes that it has rights to contribution and/ or indemnification (including legal expenses) from third parties. However, the company cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

15.      New Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued a final standard to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The company adopted the guidance effective January 1, 2014. The adoption did not impact the company’s consolidated financial statements and is not expected to have a significant impact on future financial statements.

In July 2013, the FASB issued updated guidance on presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The company adopted the updated guidance effective January 1, 2014. The adoption did not have a material impact on the company’s consolidated financial statements.

In April 2014, the FASB issued updated guidance on reporting discontinued operations and the related disclosures, which changes the criteria for determining which disposals should be presented as discontinued operations and modifies the related disclosure requirements. The updated guidance is effective for annual and interim periods beginning after December 15, 2014. The company does not expect the updated guidance to have a significant impact on future financial statements.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the three month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 8, 2014

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate level, and the quantitative impact of acquisitions and changes in foreign currency at the segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Statement of Income Data

Effective in the first quarter of 2014, certain employee-related costs from our recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $25.2 million for the first quarter ended March 31, 2013 and $78.9 million for the year ended December 31, 2013.

Results for 2013 have been revised to conform to the current year presentation. The reclassification had no impact on earnings, financial position or cash flows.

Reportable Segments and Operating Units

Effective in the first quarter of 2014, we made immaterial changes to our reportable segments, including the movement of certain customers between reportable segments, reflecting our continued integration of businesses and consistency across our global markets and customers. In addition, our management made immaterial changes to the way we measure and report segment operating income by updating the internal allocations of certain supply chain and SG&A expenses related to our centralized functions.

Segment results for 2013 have been revised to conform to the current year presentation. The changes had no impact on our consolidated sales or operating income.

Beginning in the first quarter of 2014, the term “Global” has been removed from the description of the company’s operating units. This change had no impact on the underlying structure of the respective operating units.

Fixed Currency Foreign Exchange Rates

We evaluate the performance of our international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually based on translation into U.S. dollars at foreign currency exchange rates established by management at the beginning of 2014, with all periods presented using such rates.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Impact of Acquisitions and Divestitures

Our historical practice for providing growth rates adjusted for acquisitions and divestitures has been to exclude the results of the acquired business from the first twelve months post acquisition and exclude the results of the divested business from the previous twelve months prior to divestiture, thus allowing for a more meaningful period-over-period comparison. Presentation of acquisition adjusted growth rates, with the exception of the Champion transaction, continues to be handled in such a way. Specific to the Champion transaction, due to the rapid pace at which the business is being fully integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is not readily available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for the comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates. Throughout the following MD&A, reference to “acquisition adjusted” growth rates follows the above methodology.

Overview of the First Quarter Ended March 31, 2014

First quarter 2014 sales increased 16% compared to first quarter 2013 sales. First quarter fixed currency sales increased 18%. Acquisition adjusted fixed currency sales grew 5% in the first quarter of 2014, led by the Specialty, Energy, Food & Beverage operating units and the Latin America and Asia Pacific regions.

First quarter 2014 operating income and diluted earnings per share attributable to Ecolab increased 34% and 17%, respectively, compared to first quarter 2013 results.

Both 2014 and 2013 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons. Excluding special (gains) and charges from both 2014 and 2013 results, first quarter 2014 adjusted operating income increased 23% when compared to first quarter 2013 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong, increasing 23% in the first quarter of 2014 versus the prior year first quarter.

Sales Performance

As summarized in the tables on pages 39 and 47:

•                  First quarter 2014 sales increased 16% to $3.3 billion. Acquisition adjusted fixed currency sales increased 5% comparing first quarter 2014 against first quarter 2013.

•                 Fixed currency sales for our Global Industrial segment increased 3% to $1,138 million when comparing first quarter 2014 against first quarter 2013, led by growth in Food & Beverage and Water.

•                  First quarter 2014 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 3% to $993 million. Within this segment, Specialty showed strong growth while Institutional reported moderate gains.

•                  Fixed currency sales for our Global Energy segment increased 78% to $1,005 million when comparing first quarter 2014 against first quarter 2013, largely driven by the Champion acquisition completed in April 2013. Acquisition adjusted fixed currency sales increased 8%.

•                  First quarter 2014 Other segment sales, when measured in fixed rates of currency exchange, increased 4% to $173 million.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

As summarized in the tables on pages 44 through 46:

•                  First quarter 2014 operating income increased 34% to $351 million compared to first quarter 2013 operating income of $262 million. Excluding the impact of special (gains) and charges from both 2014 and 2013 reported results, 2014 adjusted operating income increased 23% when compared to 2013 adjusted operating income. First quarter 2014 adjusted fixed currency operating income increased 27% when compared to 2013 adjusted fixed currency operating income.

•                  First quarter 2014 net income attributable to Ecolab increased 20% to $191 million. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted net income attributable to Ecolab increased 26% compared to the prior year’s first quarter.

•                  First quarter 2014 diluted earnings per share attributable to Ecolab of $0.62 increased 17% compared to the first quarter of 2013. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted diluted earnings per share attributable to Ecolab increased 23% to $0.74 for the first quarter of 2014 compared to $0.60 in the first quarter of 2013.

•                  Our effective income tax rate was 31.9% for the first quarter of 2014 compared to 19.6% for the first quarter of 2013. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2014 and 2013 results, our adjusted effective income tax rate was 27.9% and 28.2% for the first quarter of 2014 and 2013, respectively.

Results of Operations — First Quarter Ended March 31, 2014

Net Sales

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change

Reported GAAP net sales	$3,336.6	$2,872.1	16%
Effect of foreign currency translation	(27.5)	(73.0)
Non-GAAP fixed currency sales	$3,309.1	$2,799.1	18%

As shown in the previous table, foreign currency exchange had negative impact on sales growth during the first quarter of 2014. The percentage change components of the period-over-period 2014 sales increase are shown below:

First Quarter Ended
(percent)	March 31, 2014

Volume	4%
Price changes	1
Acquisition adjusted fixed currency sales increase	5
Acquisitions & divestitures	14
Fixed currency sales increase	18
Foreign currency exchange	(2)
Total net sales increase	16%

Note: Amounts in the table above do not necessarily sum due to rounding.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Cost of Sales (COS) and Gross Margin

	First Quarter Ended
	2014		2013
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,819.2	45.5%	$1,539.7	46.4%
Special (gains) and charges	6.0	0.2	2.0	0.1
Non-GAAP adjusted COS and gross margin	$1,813.2	45.7%	$1,537.7	46.5%

Our cost of sales (“COS”) and corresponding gross profit margin (“gross margin”) are shown in the previous table. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 45.5% and 46.4% for the first quarter of 2014 and 2013, respectively. Our first quarter 2014 reported gross margin was negatively impacted by restructuring charges of $6.0 million. Our first quarter 2013 reported gross margin was negatively impacted by restructuring charges of $2.0 million. Excluding the impact of these items, our first quarter 2014 adjusted gross margin was 45.7%, which compared against a first quarter 2013 adjusted gross margin of 46.5%.

Our reported and adjusted gross margin decreased comparing the first quarter of 2014 against the first quarter of 2013 as sales volume increases, pricing gains, synergies and cost savings were offset by unfavorable business mix within Global Energy, including the impact of the Champion acquisition, which generally has a lower gross margin compared to our other businesses, and other cost increases. Adjusting for the net impact of acquisitions and divestitures, adjusted gross margins increased 0.5 percentage points for the first quarter of 2014 compared to the first quarter of 2013.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 34.1% for the first quarter of 2014 compared to the 35.5% in 2013.

The decrease in SG&A ratio to sales during 2014 was driven by sales leverage, synergies and net cost savings. Adjusting for the net impact of acquisitions and divestitures, the SG&A ratio to sales decreased 0.7 percentage points for the first quarter of 2014 compared to the first quarter of 2013.

ECOLAB INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2014	2013

Cost of sales
Restructuring charges	$6.0	$2.0

Special (gains) and charges
Restructuring charges	22.6	18.5
Champion acquisition and integration costs	6.5	7.8
Nalco merger and integration costs	1.3	3.8
Venezuela currency devaluation	—	23.4
Litigation related charges and other	(0.8)	(3.8)
Subtotal	29.6	49.7

Operating income subtotal	35.6	51.7

Interest expense, net
Acquisition debt costs	—	2.2

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	(0.5)

Total special (gains) and charges	$35.6	$53.4

Restructuring charges

Energy Restructuring Plan

In April 2013, following the completion of the Champion acquisition, we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the fast growing global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce by approximately 500 positions. A number of these reductions are expected to be achieved through eliminating open positions and attrition. We also anticipate leveraging and simplifying our global supply chain, including the reduction of plant and distribution center locations and product line optimization, as well as the reduction of other redundant facilities.

The pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax), with approximately $35 million ($25 million after tax) incurred in 2014. During 2013, we incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan. The restructuring is expected to be completed by the end of 2015.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Special (Gains) and Charges (continued)

We anticipate that approximately $60 million of the $80 million pre-tax charges will represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of activities under the Energy Restructuring Plan, we recorded restructuring charges of $4.9 million ($3.0 million after tax) or $0.01 per diluted share during the first quarter of 2014.

Cash payments under the Energy Restructuring Plan during 2014 were $4.2 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months. We anticipate the remaining cash expenditures will be funded from operating activities.

We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $80 million in 2014, with annual cost savings and synergies of $150 million by the end of 2015. For the first quarter of 2014, the Energy Plan has achieved approximately $15 million of savings.

Combined Restructuring Plan

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, as well as to undertake certain restructuring activities outside of Europe (the “2011 Restructuring Plan”). Additionally, in January 2012 and following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reduction of plant and distribution center locations (the “Merger Restructuring Plan”). During the first quarter of 2013, we determined that because the objectives of the plans discussed above were aligned, the previously separate restructuring plans should be combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through substantial completion of the Combined Plan at the end of 2014, we expect to incur pre-tax charges of $50 million ($40 million after tax) during 2014. During 2013, we incurred $64 million ($48 million after tax) of charges related to the Combined Plan.

We anticipate that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

As a result of activities under the Combined Plan, we recorded restructuring charges of $23.7 million ($19.8 million after tax) or $0.07 per diluted share during the first quarter of 2014. During the first quarter of 2013, we recorded restructuring charges of $20.8 million ($14.3 million after tax) or $0.05 per diluted share under the Combined Plan.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Special (Gains) and Charges (continued)

Net cash payments under the Combined Plan were $21.7 million for the first three months of 2014 and $192.2 million and from 2011 through 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. Cash payments are expected to continue at a consistent level through the end of the Plan, and subsequently are expected to progressively decline. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

We anticipate cumulative cost savings and synergies from the Combined Plan of at least $325 million in 2014. The 2014 expected savings are consistent with the original goals established under the previously separate plans. For the first quarter of 2014, the Combined Plan has achieved approximately $25 million of savings as compared to 2013.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $6.5 million ($4.1 million after tax), or $0.01 per diluted share and $10.0 million ($7.1 million after tax), or $0.02 per diluted share during the first quarter of 2014 and 2013, respectively.

Champion related costs have been included as a component of special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $1.3 million ($0.9 million after tax), which is less than $0.01 per diluted share and $3.8 million ($2.7 million after tax), or $0.01 per diluted share, during the first quarter of 2014 and 2013, respectively.

Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Special (Gains) and Charges (continued)

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued the Bolivar. As a result of the devaluation, during the first quarter of 2013, we recorded a charge of $22.9 million ($15.0 million after tax) or $0.05 per diluted share, due to the remeasurement of the local balance sheet. Due to the ownership structure in place in Venezuela, we also reflected the impact of the devaluation as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

Operating Income

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change

Reported GAAP operating income	$350.9	$261.7	34%
Special (gains) and charges	35.6	51.7
Non-GAAP adjusted operating income	386.5	313.4	23%
Effect of foreign currency translation	(2.9)	(10.7)
Non-GAAP adjusted fixed currency operating income	$383.6	$302.7	27%

Reported operating income increased 34% in the first quarter of 2014, versus the comparable period of 2013.

Our reported operating income for both 2014 and 2013 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2014 and 2013 reported results, first quarter 2014 adjusted operating income increased 23% when compared against first quarter 2013 adjusted operating income. Foreign currency had a negative impact on operating income growth as shown in the previous table, as adjusted fixed currency operating income increased 27%. The net impact of acquisitions and divestitures added approximately 10 percentage points to first quarter 2014 adjusted fixed currency operating income growth rates shown in the table above.

The first quarter 2014 adjusted fixed currency operating income increase as compared to 2013 adjusted fixed currency operating income was driven by sales volume gains, pricing, cost savings, synergies and the net impact of acquisitions. Partially offsetting this was investments in the business and lower gross margin impacted by growth in Global Energy.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Interest Expense, Net

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change

Reported GAAP interest expense, net	$65.1	$61.5	6%
Adjustments:
Special (gains) and charges	—	2.2
Non-GAAP adjusted interest expense, net	$65.1	$59.3	10%

Reported net interest expense totaled $65 million in the first quarter of 2014, compared with $59 million in the first quarter of 2013.

Special (gains) and charges did not impact interest expense for the first quarter of 2014. Special (gains) and charges within net interest during the first quarter of 2013 included the interest expense through the April 2013 close date of the Champion acquisition of our $500 million public debt issued in December 2012, as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

The increase in net interest expense when comparing the first quarter of 2014 against adjusted net interest from the first quarter of 2013 was driven primarily by the comparably higher debt levels held during the first quarter of 2014 as compared to the first quarter of 2014, in connection with the close of the Champion acquisition.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2014	2013

Reported GAAP tax rate	31.9%	19.6%
Tax rate impact of:
Special gains and charges	(1.0)	2.5
Discrete tax items	(3.0)	6.1
Non-GAAP adjusted tax rate	27.9%	28.2%

Our reported tax rate for 2014 and 2013 includes the tax rate impact of special gains and charges and discrete tax items. Depending on the nature of our special gains and charges and discrete tax items, our reported tax rate may not be consistent on a period to period basis, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2014 (continued)

Provision for Income Taxes (continued)

Our first quarter 2014 reported tax expense includes $8.3 million of net tax benefits on special gains and charges and $9.9 million of discrete tax net expense. The corresponding impact of these items to the reported tax rate is shown in the previous table.

First quarter 2014 discrete tax net expense is driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

Our first quarter 2013 reported tax expense includes $17.0 million of net tax benefits on special gains and charges and $15.5 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the previous table.

The first quarter 2013 discrete tax net benefits are driven primarily by the remeasurement of certain deferred tax assets and liabilities and the retroactive extension during the first quarter of 2013 of the U.S. R&D credit for 2012.

The decrease in the first quarter 2014 adjusted effective tax rate compared to 2013 was due primarily to favorable geographic income mix, which more than offset the expired U.S. R&D credit.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change
Reported GAAP net income	$191.0	$159.6	20%
Adjustments:
Special (gains) and charges, net of tax	27.3	36.4
Discrete tax net expense (benefits)	9.9	(15.5)
Non-GAAP adjusted net income	$228.2	$180.5	26%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended
	March 31%
(dollars)	2014	2013	Change
Reported GAAP diluted EPS	$0.62	$0.53	17%
Adjustments:
Special (gains) and charges	0.09	0.12
Discrete tax net expense (benefits)	0.03	(0.05)
Non-GAAP adjusted diluted EPS	$0.74	$0.60	23%

Note: Per share amounts in the table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.02 on diluted earnings per share for the first quarter of 2014 compared to 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Sales by Reportable Segment

Fixed currency sales for the first quarter of 2014 and 2013 for each of our reportable segments were as follows:

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change
Global Industrial	$1,138.0	$1,104.3	3%
Global Institutional	993.3	963.2	3
Global Energy	1,005.1	565.7	78
Other	172.7	165.9	4
Subtotal at fixed currency rates	3,309.1	2,799.1	18
Effect of foreign currency translation	27.5	73.0
Consolidated	$3,336.6	$2,872.1	16%

Global Industrial

Fixed currency sales for our Global Industrial segment increased 3% in the first quarter of 2014. The net impact of acquisitions and divestitures did not have a significant impact on sales growth.

Fixed currency sales results for our Global Industrial operating units were as follows:

•                  Water — Sales increased 4% in the first quarter of 2014. Sales growth was led by gains in the heavy, light and mining industries, impacted by market and product penetration. All regions showed sales increases, led by double-digit gains in Latin America and solid results in Asia Pacific. North America had modest growth and EMEA sales were flat for the quarter.

•                  Food & Beverage — Sales increased 5% in the first quarter of 2014. Acquisition adjusted sales increased 4%. Sales growth was led by gains in the beverage & brewing, dairy, food and agri markets, offsetting lower sales in the protein market. All regions showed sales increases, led by double digit growth in Latin America and strong results in Asia Pacific, with moderate growth in North America and EMEA.

•                  Paper — Sales increased 3% in the first quarter of 2014. Acquisition adjusted sales increased 1%. Sales increases were driven by new accounts and increased product penetration, partially offset by lower plant utilization at our customer locations and customer consolidations. At a regional level, first quarter growth was led by strong results in Latin America and modest gains Asia Pacific, which more than offset declines in North America and EMEA.

•                  Textile Care — Sales decreased 3% in the first quarter of 2014. North America first quarter 2014 results benefited from pricing gains and improved product penetration. EMEA sales declined for the quarter.

When measured at public currency rates, Global Industrial segment sales were flat when comparing the first quarter of 2014 against the comparable period of 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Institutional

Fixed currency sales for our Global Institutional segment increased 3% in the first quarter of 2014.

Fixed currency sales results for our Global Institutional operating units were as follows:

•                  Institutional — Sales increased 3% in the first quarter of 2014. End markets for our Institutional operating unit continue to be challenging, as demand from lodging customers showed modest growth, while foodservice foot traffic was soft. Sales initiatives, targeting new accounts and effective product programs led results. At a regional level, double-digit gains in Latin America, moderate growth in Asia Pacific and North America drove the overall sales growth. EMEA sales increased slightly.

•                  Specialty — Sales increased 9% in the first quarter of 2014. Growth was led by our quick service business, which produced double-digit gains, benefiting from new accounts and increased product penetration. Our food retail business had modest sales growth for the quarter. All regions showed sales increases, led by strong growth in North America and solid gains in Latin America, Asia Pacific and EMEA.

•                  Healthcare — Sales decreased 1% in the first quarter of 2014. New accounts, coupled with new product introductions, were more than offset by overall weakness in healthcare market trends. Regionally, sales growth in EMEA was more than offset by a decrease in North America.

When measured at public currency rates, first quarter 2014 Global Institutional segment sales increased 2% compared to first quarter sales in 2013.

Global Energy

Fixed currency sales for our Global Energy segment increased 78% in the first quarter of 2014, largely driven by the Champion acquisition, which was completed in April 2013. Acquisition adjusted fixed currency sales increased 8% in the first quarter of 2014.

The increase in acquisition adjusted fixed currency sales reflected double-digit growth in our upstream business resulting from a strong international performance and solid results from deepwater, shale and oil sands accounts. Sales for our downstream business were good, resulting from increased North America refining and market share gains.

When measured at public currency rates, first quarter 2014 Global Energy segment sales increased 75% compared to first quarter sales in 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Other

Fixed currency sales for our Other segment increased 4% in the first quarter of 2014.

Fixed currency sales results for our Other operating units were as follows:

•                  Pest Elimination — Sales increased 3% in the first quarter of 2014. Gains in the food and beverage, foodservice and healthcare markets led the growth. Market penetration coupled with new services and technologies benefited results. At a regional level, strong results in Asia Pacific and Latin America and moderate gains in North America more than offset a decrease in EMEA.

•                  Equipment Care — Sales increased 8% in the first quarter of 2014. Service and installed parts sales increased, benefiting from product penetration and pricing gains. Direct parts sales were down slightly from the prior year.

When measured at public currency rates Other segment sales increased 3% in the first quarter of 2014 against the comparable periods of 2013.

Operating Income by Reportable Segment

Fixed currency operating income for the first quarter of 2014 and 2013 for each of our reportable segments were as follows:

	First Quarter Ended
	March 31%
(millions)	2014	2013	Change
Global Industrial	$119.5	$111.7	7%
Global Institutional	155.5	145.8	7
Global Energy	131.7	72.1	83
Other	22.1	21.7	2
Corporate	(80.8)	(100.3)
Subtotal at fixed currency rates	348.0	251.0	39
Effect of foreign currency translation	2.9	10.7
Consolidated	$350.9	$261.7	34%

Global Industrial

Fixed currency operating income for our Global Industrial segment increased 7% for the first quarter of 2014. The net impact of acquisitions and divestitures did not have a significant impact on operating income growth.

The increase in fixed currency operating income was driven by pricing gains, sales volume increases and cost savings actions, which more than offset investments in the business and higher delivered product costs.

When measured at public currency rates, first quarter 2014 Global Industrial segment operating income increased 3% compared to 2013 first quarter operating income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Institutional

Fixed currency operating income for our Global Institutional segment increased 7% for the first quarter of 2014.

The increase in fixed currency operating income was driven by sales volume increases, pricing gains and cost savings actions, which more than offset investments in the business and higher delivered product and other cost increases.

When measured at public currency rates, first quarter 2014 Global Institutional segment operating income increased 5% compared to 2013 first quarter operating income.

Global Energy

Fixed currency operating income for our Global Energy segment, increased 83% for the first quarter of 2014, with the largest impact from the Champion acquisition. Acquisition adjusted fixed currency operating income increased 36% in the first quarter of 2014.

Sales volume and business mix, with the corresponding impact to operating income, accounted for approximately three-fourths of the strong increase in acquisition adjusted fixed currency operating income. The majority of the remainder of the increase can be attributed to the net impact of synergies and investments in the business.

When measured at public currency rates, first quarter 2014 Global Energy segment operating income increased 79% compared to 2013 first quarter operating income.

Other

Fixed currency operating income for our Other segment increased 2% for the first quarter of 2014.

Fixed currency operating income results were impacted by pricing gains and sales volume growth, which more than offset cost increases.

When measured at public currency rates, first quarter 2014 Other segment operating income increased 1% compared to 2013 first quarter operating income.

Corporate

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and in 2013 it also included certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 41.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Financial Position

Total assets were $19.6 billion as of both March 31, 2014 and December 31, 2013. The increase in assets from acquisitions and ongoing business activities was offset by the negative impact of foreign currency exchange rates on the value of our international assets.

Total liabilities were $12.3 billion and $12.2 billion as of March 31, 2014 and December 31, 2013, respectively. Total debt was $7.2 billion as of March 31, 2014 and $6.9 billion as of December 31, 2013. The ratio of total debt to capitalization (total debt plus total equity) was 50% at March 31, 2014 compared to 48% at December 31, 2013. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash Flows

Cash provided by operating activities totaled $214 million for the first quarter of 2014 compared to $186 million for the first quarter of 2013.

Year-over-year comparability was favorably impacted by increased income, driven primarily by the net impact of the Champion acquisition. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations and investments in the business, fund acquisitions, return cash to shareholders through share repurchases and dividend payments and repay debt.

Cash used for investing activities was $174 million for the first quarter of 2014 compared to $221 million for the first quarter of 2013.

Cash paid for acquisitions decreased as the prior year acquisition of Quimiproductos was comparably larger than the first quarter 2014 acquisition of AkzoNobel’s Purate business. See Note 3 for further information on our business acquisition activity.

Cash used for financing activities was $73 million for the first quarter of 2014 compared to of $294 million for the first quarter of 2013.

Our first quarter 2014 financing activities included the repayment of $100 million of term loan borrowings. Net issuances and repayments of commercial paper and notes payable led to an increase of $398 million during the first quarter of 2014, which compared to a net decrease of $310 million during first quarter 2013.

We had share repurchases of $243 million and $22 million during the first quarter of 2014 and 2013, respectively. Cash payments for dividends are comparably higher for the first quarter of 2014 as the dividends declared in December 2013 were paid in January 2014, whereas the dividends declared in December 2012 were paid in December 2012.

First quarter 2014 includes an acquisition related contingent consideration payment of $86 million made to Champion’s former shareholders.

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

As of March 31, 2014, we had $300 million of cash and cash equivalents on hand, of which $278 million was held outside of the U.S.

As of March 31, 2014 we had a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of March 31, 2014 or December 31, 2013.

The credit facility supports the company’s $1.5 billion US commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. As of March 31, 2014, we had $697 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of March 31, 2014, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

As of March 31, 2014, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (negative outlook), respectively. The Standard & Poor’s rating reflects a revision in the outlook from stable to positive on March 28, 2014.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2013 disclosed total notes payable and long-term debt due within one year of $861 million. As of March 31, 2014, the total notes payable and long-term debt due within one year increased to $1.5 billion, reflecting additional commercial paper borrowing during the first quarter of 2014 and the short-term debt classification of our $250 million Senior Notes due in February 2015. In February 2014, we repaid $100 million of term loan borrowings. In April 2014, subsequent to our quarter end, we repaid an additional $150 million of term loan borrowings.

Our gross liability for uncertain tax positions was $96 million as of March 31, 2014 and $99 million as of December 31, 2013. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment

Approximately half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results. During 2013 and 2014, economic conditions in Europe have remained challenging.  Certain countries continued to experience instability in credit markets, including diminished liquidity and credit availability as well as currency fluctuations which could negatively impact our customers located in these and other geographic areas. We currently do not foresee any specific credit or market risks that would have a significant impact to our results of operations.

We have operations within Ukraine and Russia and have experienced no significant impact from the recent turmoil in the region. Net sales within these countries are less than 1% of our consolidated net sales. We will continue to monitor economic and political trends within the global environment, including Ukraine, Russia and Venezuela (which is discussed further below).

We have joint venture operations tied to the Kashagan project, a Caspian Sea shallow-water oil-field located near the Kazakhstan coast, which we acquired with our recent Champion acquisition in April 2013. The startup of the Kashagan project has experienced delays including operations being stopped in October 2013 in order to repair pipeline failures. We have approximately $40 million invested in a joint venture in the region related to inventory and other investments made in preparation for production. We anticipate that the pipelines will be restored and operations will be restarted; however, if production is not restored or if we encounter other delays or setbacks, we believe that the impact of such events would not have a material adverse effect on our consolidated financial position or results of operations. We continue to monitor the situation.

Venezuela Foreign Currency Translation

Venezuela is a country with a highly inflationary economy under U.S. GAAP. As a result, the U.S. dollar is the functional currency for our subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by our subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings. On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte (the bolivar), resulting in a charge of $22.7 million ($16.1 million after tax), recorded within special (gains) and charges during 2013.

In 2013, the Venezuelan government created a new foreign exchange mechanism known as the “Complimentary System of Foreign Currency Acquirement” (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions under SICAD 1. As we have not completed the process to become eligible to participate in the SICAD 1 currency exchange mechanism, we did not have the ability to utilize the SICAD 1 mechanism in 2013 or in the first quarter of 2014 which for our international operations is the three month period ended February 28, 2014. The SICAD 1 exchange rate closed at 10.7 bolivars to 1 U.S. dollar as of February 28, 2014.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Environment (continued)

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). As of February 28, 2014, we have $80 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. During the first quarter of 2014, a substantial amount of our Venezuelan transactions related to items that allowed us to utilize the fixed currency exchange rate. We utilized the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. As we believe the fixed currency exchange rate of 6.30 Bolivars to 1 U.S. dollar remains legally available to us, we intend to continue to remeasure the net monetary assets of our Venezuela subsidiaries at this rate.

In February 2014, the Venezuelan government announced plans for an additional currency exchange mechanism known as SICAD 2. On March 24, 2014, the SICAD 2 market became operational. We have not completed the process to become eligible to participate in the SICAD 2 currency exchange mechanism. As the SICAD 2 market has a limited period of operations, we are continuing to evaluate whether we will access and utilize the SICAD 2 currency exchange mechanism. At March 31, 2014, the SICAD 2 exchange rate closed at 50.85 bolivars to 1 U.S. dollar.

If we determine our net monetary assets should be remeasured utilizing the SICAD 1 or 2 rates in a subsequent period, we could recognize a currency devaluation pretax loss that could range from $30 million to $70 million based on the March 31, 2014 rates and our February 28, 2014 net monetary assets. This loss would be a component of special (gains) and charges within our Consolidated Statement of Income.

Our ability to effectively manage sales and profit levels in Venezuela will be impacted by several factors, including our ability to mitigate the effect of any additional future devaluation, further actions of the Venezuelan government, economic conditions in Venezuela, the availability of raw materials, utilities and energy and the future state of exchange controls in Venezuela including the availability of U.S. dollars at the official foreign exchange rate. Sales and profit levels in Venezuela could also be impacted by any actions taken by the government aimed at controlling market prices. Through the first three months of 2014, sales in Venezuela represented approximately 1% of our consolidated sales.  Assets held in Venezuela at February 28, 2014 represented approximately 1% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 15 to the Consolidated Financial Statements.

Subsequent Events

In April 2014, we repaid $150 million of term loan borrowings.

In March 2014, subsequent to our quarter end for international operations, we acquired AK Kraus & Hiller Schädlingsbekamäpfung, one of Germany’s leading commercial pest elimination service providers.

In March 2014, subsequent to our quarter end for international operations, we purchased the remaining interest in a joint venture held in South Africa.

In April 2014, we sold an immaterial business in Italy that was part of our Institutional reportable segment.

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

•                  Adjusted cost of sales

•                  Adjusted gross margin

•                  Fixed currency operating income

•                  Adjusted operating income

•                  Adjusted fixed currency operating income

•                  Acquisition adjusted fixed currency operating income

•                  Adjusted net interest expense

•                  Adjusted tax rate

•                  Adjusted net income

•                  Adjusted diluted earnings per share

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted gross margin, adjusted operating income, adjusted fixed currency operating income, acquisition adjusted fixed currency operating income, adjusted net interest expense, adjusted net income and adjusted diluted earnings per share, which exclude special (gains) and charges and discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

The adjusted tax rate measure promotes period-to-period comparability of the underlying effective tax rate because it excludes the tax rate impact of special (gains) and charges and discrete tax items which do not necessarily reflect costs associated with historical trends or expected future results.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, acquisition adjusted fixed currency sales, fixed currency operating income, adjusted fixed currency operating income and acquisition adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, acquisition adjusted sales, operating income, adjusted operating income and acquisition adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2014.

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

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 39-46.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, scope, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; synergies; utilization of recorded restructuring liabilities; payment of contingent consideration; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases and dividends; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; payment of litigation settlement funds; gross liability for unrecognized tax benefits or uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential additional devaluation of Venezuelan currency; the impact of delay or shutdown of Kashagan operations; global market risk; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

Item 4.  Controls and Procedures

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Note 14, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 31, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 56 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factors.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Other regions of the world, including emerging market areas, also expose us to foreign currency risk. For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013, and as discussed at pages 53-54 of this Form 10-Q, we may experience the recognition of a currency devaluation loss in future periods in the event we utilize current or future foreign exchange mechanisms established by the Venezuelan government. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

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

•                  difficulties in collecting receivables or realizing other assets, including with respect to a joint venture investment in Kazakhstan as discussed at page 53 of this Form 10-Q;

•                  requirements to include local ownership or management in our business;

•                  economic and business objectives that differ from those of our joint venture partners;

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

Risk Factors (continued)

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)                    Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1-31, 2014	490,496	$102.4701	490,000	12,223,632
February 1-28, 2014	646,526	$103.6044	398,000	11,825,632
March 1-31, 2014	1,147,239	$109.2512	1,123,720	10,701,912
Total	2,284,261	$106.1968	2,011,720	10,701,912

(1)                   Includes 272,541 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

ECOLAB INC.

Date:	May 8, 2014	By:	/s/John J. Corkrean
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