Form 10-K/A
period 2012-12-31
ECOLAB INC
filed 2014-08-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ecolab Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on February 26, 2013, solely to amend Exhibit 21.1, List of Subsidiaries of the Company.  Exhibit 21.1 as originally filed was an incorrect version of the List of Subsidiaries of the Company. The revised Exhibit 21.1 included in this Amendment is the correct version of the List of Subsidiaries of the Company.

As required by the applicable rules, currently-dated Section 302 certifications from the Company’s Chief Executive Officer and Chief Financial Officer are included as exhibits to this Amendment.

Except as described above, no other revisions or amendments have been made to Part IV, Item 15, or to any other portion of the Form 10-K. This Amendment does not reflect events occurring after February 26, 2013, the date of the original filing of the Form 10-K, or modify or update any disclosures that may have been affected by subsequent events.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)(3)                                                                  The following documents are filed as exhibits to this Report.

(21.1)                List of Subsidiaries.

(31.1)                Rule 13a-14(a) Certifications.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2014.

ECOLAB INC.
(Registrant)

By:	/s/David F. Duvick
David F. Duvick
Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description	Method Of Filing

(21.1)	List of Subsidiaries	Filed herewith electronically.

(31.1)	Rule 13a-14(a) Certifications	Filed herewith electronically.