Form 10-Q
period 2014-06-30
ECOLAB INC
filed 2014-08-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2014.

299,630,068 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Second Quarter Ended
	June 30
(millions, except per share amounts)	2014	2013
	(unaudited)

Net sales	$3,568.2	$3,337.8

Cost of sales (including special charges of $1.1 in 2014 and $15.2 in 2013)	1,909.4	1,810.2

Selling, general and administrative expenses	1,152.7	1,101.7

Special (gains) and charges	(6.1)	73.6

Operating income	512.2	352.3

Interest expense, net (including special charges of $0.3 in 2013)	66.2	66.2

Income before income taxes	446.0	286.1

Provision for income taxes	131.0	70.3

Net income including noncontrolling interest	315.0	215.8

Less: Net income attributable to noncontrolling interest	3.6	2.7

Net income attributable to Ecolab	$311.4	$213.1

Earnings attributable to Ecolab per common share
Basic	$1.04	$0.71
Diluted	$1.02	$0.69

Dividends declared per common share	$0.2750	$0.2300

Weighted-average common shares outstanding
Basic	299.6	301.5
Diluted	305.2	307.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	June 30
(millions, except per share amounts)	2014	2013
	(unaudited)

Net sales	$6,904.8	$6,209.9

Cost of sales (including special charges of $7.1 in 2014 and $17.2 in 2013)	3,728.6	3,349.9

Selling, general and administrative expenses	2,289.6	2,122.7

Special (gains) and charges	23.5	123.3

Operating income	863.1	614.0

Interest expense, net (including special charges of $2.5 in 2013)	131.3	127.7

Income before income taxes	731.8	486.3

Provision for income taxes	222.3	109.5

Net income including noncontrolling interest	509.5	376.8

Less: Net income attributable to noncontrolling interest (including special charges of $0.5 in 2013)	7.1	4.1

Net income attributable to Ecolab	$502.4	$372.7

Earnings attributable to Ecolab per common share
Basic	$1.67	$1.25
Diluted	$1.64	$1.23

Dividends declared per common share	$0.5500	$0.4600

Weighted-average common shares outstanding
Basic	300.1	298.5
Diluted	305.9	304.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013
	(unaudited)

Net income including noncontrolling interest	$315.0	$215.8	$509.5	$376.8

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	22.2	(89.1)	(44.8)	(150.7)
Gain (loss) on net investment hedge	1.9	2.2	(1.8)	—
	24.1	(86.9)	(46.6)	(150.7)

Derivatives and hedging instruments	(4.1)	3.6	(4.1)	7.5

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	2.5	10.5	5.1	20.9

Subtotal	22.5	(72.8)	(45.6)	(122.3)

Total comprehensive income, including noncontrolling interest	337.5	143.0	463.9	254.5

Less: Comprehensive income (loss) attributable to noncontrolling interest	3.6	(3.1)	7.1	(11.0)

Comprehensive income attributable to Ecolab	$333.9	$146.1	$456.8	$265.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	June 30	December 31
(millions)	2014	2013
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$187.0	$339.2

Accounts receivable, net	2,637.3	2,568.0

Inventories	1,414.3	1,321.9

Deferred income taxes	167.3	163.0

Other current assets	366.2	306.3

Total current assets	4,772.1	4,698.4

Property, plant and equipment, net	2,938.9	2,882.0

Goodwill	6,862.9	6,862.9

Other intangible assets, net	4,635.9	4,785.3

Other assets	404.0	407.9

Total assets	$19,613.8	$19,636.5

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	June 30	December 31
(millions, except shares and per share amounts)	2014	2013
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,589.7	$861.0

Accounts payable	1,004.5	1,021.9

Compensation and benefits	492.8	571.1

Income taxes	43.4	80.9

Other current liabilities	836.5	953.8

Total current liabilities	3,966.9	3,488.7

Long-term debt	5,539.1	6,043.5

Postretirement health care and pension benefits	797.4	795.6

Other liabilities	1,850.3	1,899.3

Total liabilities	12,153.7	12,227.1

Equity (a)
Common stock	346.7	345.1
Additional paid-in capital	4,791.4	4,692.0
Retained earnings	5,036.3	4,699.0
Accumulated other comprehensive loss	(350.8)	(305.2)
Treasury stock	(2,420.7)	(2,086.6)
Total Ecolab shareholders’ equity	7,402.9	7,344.3
Noncontrolling interest	57.2	65.1
Total equity	7,460.1	7,409.4

Total liabilities and equity	$19,613.8	$19,636.5

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 299.6 million shares outstanding at June 30, 2014, 301.1 million shares outstanding at December 31, 2013. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30
(millions)	2014	2013
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$509.5	$376.8

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	276.1	250.4
Amortization	159.3	139.5
Deferred income taxes	(50.6)	(79.3)
Share-based compensation expense	42.7	39.7
Excess tax benefits from share-based payment arrangements	(30.9)	(17.9)
Pension and postretirement plan contributions	(45.0)	(37.0)
Pension and postretirement plan expense	43.5	71.3
Restructuring, net of cash paid	(9.3)	(6.4)
Venezuela currency devaluation	—	23.4
Gain on sale of business	(1.6)	—
Other, net	8.7	7.5

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(79.4)	5.0
Inventories	(107.2)	(72.6)
Other assets	(34.8)	(87.7)
Accounts payable	(20.0)	(58.5)
Other liabilities	(129.1)	(161.2)

Cash provided by operating activities	$531.9	$393.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Six Months Ended
	June 30
(millions)	2014	2013
	(unaudited)
INVESTING ACTIVITIES

Capital expenditures	$(321.7)	$(265.1)
Capitalized software expenditures	(15.5)	(16.2)
Property and other assets sold	5.3	2.3
Businesses acquired and investments in affiliates, net of cash acquired	(34.4)	(1,452.1)
Divestiture of businesses	5.6	—
Deposit into indemnification escrow	—	(10.6)
Release from indemnification escrow	1.4	13.0

Cash used for investing activities	(359.3)	(1,728.7)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	477.6	67.6
Long-term debt borrowings	—	900.1
Long-term debt repayments	(256.5)	(236.0)
Reacquired shares	(336.6)	(175.7)
Dividends paid	(172.3)	(72.4)
Exercise of employee stock options	30.9	56.2
Excess tax benefits from share-based payment arrangements	30.9	17.9
Acquisition related liabilities and contingent consideration	(86.6)	—
Acquisition of noncontrolling interest	(7.3)	—
Other, net	—	0.1

Cash provided by (used for) financing activities	(319.9)	557.8

Effect of exchange rate changes on cash	(4.9)	(4.7)

Decrease in cash and cash equivalents	(152.2)	(782.6)

Cash and cash equivalents, beginning of period	339.2	1,157.8

Cash and cash equivalents, end of period	$187.0	$375.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2014 and 2013 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2014 and 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated August 7, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Effective in the first quarter of 2014, certain employee-related costs from the company’s recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $18.4 million for the second quarter ended June 30, 2013, $43.6 million for the six months ended June 30, 2013 and $78.9 million for the year ended December 31, 2013.

Results for 2013 have been revised to conform to the current year presentation. The reclassification had no impact on net earnings, financial position or cash flows.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2014	2013	2014	2013
Cost of sales
Restructuring charges	$1.1	$1.6	$7.1	$3.6
Recognition of Champion inventory fair value step-up	—	13.6	—	13.6
Subtotal	1.1	15.2	7.1	17.2

Special (gains) and charges
Restructuring charges	6.0	45.0	28.6	63.5
Champion acquisition and integration costs	5.2	24.0	11.7	31.8
Nalco merger and integration costs	1.5	4.4	2.8	8.2
Venezuela currency devaluation	—	—	—	23.4
Litigation related charges, settlements and other	(18.8)	0.2	(19.6)	(3.6)
Subtotal	(6.1)	73.6	23.5	123.3

Operating income subtotal	(5.0)	88.8	30.6	140.5

Interest expense, net
Acquisition debt costs	—	0.3	—	2.5

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	—	(0.5)

Total special (gains) and charges	$(5.0)	$89.1	$30.6	$142.5

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

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included within cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and non-current liabilities on the Consolidated Balance Sheet.

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

The company expects to incur pre-tax restructuring charges of approximately $80 million ($55 million after tax) under the Energy Restructuring Plan through the completion of the Plan in 2015. Approximately $30 million ($20 million after tax) of those charges are expected to occur in 2014. During 2013, the company incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan.

The company anticipates that approximately $60 million of the $80 million of the pre-tax charges represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

As a result of restructuring activities under the Energy Restructuring Plan, the company recorded restructuring charges of $2.7 million ($2.2 million after tax) and $12.2 million ($7.6 million after tax) during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the company incurred charges of $7.6 million ($5.2 million after tax) and $12.2 million ($7.6 million after tax), respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 Activity:
Recorded expense and accrual	$22.9	$3.6	$0.9	$27.4
Cash payments	(16.7)	—	(0.8)	(17.5)
Non-cash charges	—	(3.6)	—	(3.6)
Effect of foreign currency translation	0.6	—	—	0.6
Restructuring liability, December 31, 2013	6.8	—	0.1	6.9

2014 Activity:
Recorded expense and accrual	6.3	0.1	1.2	7.6
Cash payments	(9.2)	—	(1.0)	(10.2)
Non-cash charges	—	(0.1)	—	(0.1)
Effect of foreign currency translation	(0.2)	—	—	(0.2)
Restructuring liability, June 30, 2014	$3.7	$—	$0.3	$4.0

As shown in the previous table, cash payments under the Energy Restructuring Plan were $10.2 million during the first six months of 2014 and $17.5 million during 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months.

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

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through substantial completion of the Combined Plan at the end of 2014, the company expects to incur pre-tax charges of approximately $50 million ($40 million after tax) during 2014. During 2013, the company incurred $64 million ($48 million after tax) of charges related to the Combined Plan.

The company anticipates that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

As a result of restructuring activities under the Combined Plan, the company recorded restructuring charges of $4.3 million ($3.9 million after tax) and $34.4 million ($26.1 million after tax), during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the company incurred charges of $28.0 million ($23.7 million after tax) and $55.2 million ($40.4 million after tax), respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total

2011 - 2013 Activity:
Recorded expense and accrual	$248.2	$(1.2)	$30.7	$277.7
Net cash payments	(182.2)	9.1	(19.1)	(192.2)
Non-cash charges	—	(7.9)	(4.3)	(12.2)
Effect of foreign currency translation	(0.1)	—	—	(0.1)
Restructuring liability, December 31, 2013	65.9	—	7.3	73.2

2014 Activity:
Recorded net expense and accrual	25.1	(1.3)	4.2	28.0
Net cash payments	(30.5)	—	(4.2)	(34.7)
Non-cash net charges	—	1.3	—	1.3
Effect of foreign currency translation	0.2	—	—	0.2
Restructuring liability, June 30, 2014	$60.7	$—	$7.3	$68.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.         Special (Gains) and Charges (continued)

As shown in the previous table, net cash payments under the Combined Plan were $34.7 million during the first six months of 2014 and $192.2 million from 2011 through 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred charges of $5.2 million ($3.4 million after tax) and $37.9 million ($27.6 million after tax) during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the company incurred charges of $11.7 million ($7.5 million after tax) and $47.9 million ($34.7 million after tax), respectively.

Champion related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within cost of sales include the recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition. Further information related to the acquisition of Champion is included in Note 3.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred charges of $1.5 million ($1.1 million after tax) and $4.4 million ($3.0 million after tax) during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, the company incurred charges of $2.8 million ($2.0 million after tax) and $8.2 million ($5.7 million after tax), respectively. Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

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

On February 8, 2013, the Venezuelan government devalued its currency, the Bolivar Fuerte (“bolivar”) from 4.30 bolivars to 1 U.S. dollar to 6.30 bolivars to 1 U.S. dollar, resulting in a charge during 2013 of $22.7 million ($16.1 million after tax), due to the remeasurement of the local balance sheet. As a result of the ownership structure in place in Venezuela, the company also reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.         Special (Gains) and Charges (continued)

In 2013, the Venezuelan government created a new foreign exchange mechanism known as the “Complementary System of Foreign Currency Acquirement” (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions under SICAD 1. As of May 31, 2014, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 10 bolivars to 1 U.S. dollar. The company does not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). As of May 31, 2014, the company had $86 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. During the six month period ended May 31, 2014, the company continued to obtain approvals and authorization to pay amounts at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. As the company believes the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remains legally available to it and the company continues to transact at this rate, the company intends to continue to remeasure the net monetary assets of its Venezuela subsidiaries at this rate.

In March 2014, the Venezuelan government introduced an additional currency exchange auction mechanism (“SICAD 2”). At May 31, 2014, the SICAD 2 exchange rate closed at 49.97 bolivars to 1 U.S. dollar. The company does not use the SICAD 2 rate, but is evaluating whether it will use the SICAD 2 currency exchange mechanism in future periods.

Net sales within Venezuela are approximately 1% of the company’s consolidated net sales. Assets held in Venezuela at May 31, 2014 represented less than 2% of the company’s consolidated assets.

Other special (gains) and charges

The company recognized gains of $18.8 million ($15.9 million after tax) and $19.6 million ($16.4 million after tax) in the second quarter and the first six months of 2014, respectively, related to a favorable licensing settlement and other settlement gains.

3.         Acquisitions and Dispositions

Champion acquisition

On April 10, 2013, the company completed its acquisition of Champion, a global energy specialty products and services company delivering its offerings to the oil and gas industry. The total fair value of cash and stock consideration transferred to acquire all of Champion’s stock was approximately $2.1 billion. Champion’s sales for the business acquired by the company were approximately $1.3 billion in 2012. The business became part of the company’s Global Energy reportable segment in the second quarter of 2013.

The company incurred certain acquisition related costs associated with the transaction that were expensed as incurred and are reflected in the Consolidated Statement of Income. Amounts included in cost of sales relate to recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts included in special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

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

The adjustments to the purchase price allocation during the first quarter of 2014 primarily related to estimated contingent liabilities, updated property, plant and equipment values and deferred taxes.

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

Other acquisition activity

2014 Activity

During the first six months of 2014, the company completed three business combination transactions. In addition, three transactions were completed subsequent to the end of the second quarter.

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

In March 2014, the company acquired AK Kraus & Hiller Schädlingsbekämpfung, one of Germany’s leading commercial pest elimination service providers. Pre-acquisition annual sales of the business were approximately $4 million. The business became part of the company’s Other reportable segment during the second quarter of 2014.

In March 2014, the company purchased the remaining interest in a joint venture held in South Africa. The transaction is not significant to the company’s operations.

In June 2014, subsequent to the company’s second quarter end for international operations, the company purchased the remaining interest in a joint venture in Indonesia. The transaction is not significant to the company’s operations.

In July 2014, the company obtained control of Emirates National Chemicals Company LLC through an amendment in the related shareholder agreements. This amendment resulted in the company consolidating the entity and removing the related equity method investment. The transaction is not significant to the company’s operations.

In July 2014, the company acquired the chemical division of AKJ Industries, a leading provider of chemical solutions in the coal industry. Pre-acquisition annual sales of the business were approximately $21 million. The business will become part of the company’s Industrial reportable segment during the third quarter of 2014.

2013 Activity

During the first six months of 2013, in addition to the Champion acquisition, the company completed two business combination transactions.

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

Other acquisition summary

Other acquisitions during the first six months of 2014 and all of 2013 were not material to the company’s consolidated financial statements; therefore, pro forma financial information is not presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions during the second quarter and first six months of 2014 and 2013 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013

Net tangible assets acquired	$10.5	$1.9	$22.2	$(2.3)
Identifiable intangible assets
Customer relationships	1.0	11.6	2.9	58.8
Trademarks	—	1.3	0.8	1.4
Other technology	—	1.0	2.9	1.0
Non-compete	0.1	—	0.1	—
Total intangible assets	1.1	13.9	6.7	61.2
Goodwill	4.4	7.9	11.3	41.2
Total aggregate purchase price	16.0	23.7	40.2	100.1
Acquisition related liabilities and contingent consideration	(1.1)	—	0.1	9.8
Liability for indemnification, net	0.3	(2.6)	1.4	2.4
Net cash paid for acquisitions, including contingent consideration	$15.2	$21.1	$41.7	$112.3

During the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller, and as previously discussed, approximately $8 million of the Quimiproductos purchase price was placed in an escrow account. As part of the Master Chemicals transaction, during the second quarter of 2013, approximately $3 million of the purchase price was placed in an escrow account. The contingent consideration activity primarily relates to payments on legacy Nalco acquisitions.

The weighted average useful lives of identifiable intangible assets acquired during the first six months of 2014 and 2013, as shown in the previous table, were 10 and 12 years, respectively.

Dispositions

In April 2014, the company sold an immaterial business in Italy that was part of the company’s Institutional reportable segment.

There were no business disposals during the first six months of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information

	June 30	December 31
(millions)	2014	2013
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,721.6	$2,648.9
Allowance for doubtful accounts	(84.3)	(80.9)
Total	$2,637.3	$2,568.0

Inventories
Finished goods	$994.4	$953.3
Raw materials and parts	438.9	391.0
Inventories at FIFO cost	1,433.3	1,344.3
Excess of FIFO cost over LIFO cost	(19.0)	(22.4)
Total	$1,414.3	$1,321.9

Property, plant and equipment, net
Land	$194.2	$191.4
Buildings and improvements	689.6	666.0
Leasehold improvements	87.8	87.9
Machinery and equipment	1,722.5	1,677.5
Merchandising and customer equipment	1,901.3	1,802.8
Capitalized software	448.3	435.4
Construction in progress	363.6	291.6
	5,407.3	5,152.6
Accumulated depreciation	(2,468.4)	(2,270.6)
Total	$2,938.9	$2,882.0

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,451.2	$3,455.6
Trademarks	309.5	308.1
Patents	430.3	425.6
Other technology	213.3	210.2
	$4,404.3	$4,399.5
Accumulated amortization
Customer relationships	$(711.2)	$(594.9)
Trademarks	(81.3)	(70.4)
Patents	(110.3)	(95.7)
Other technology	(95.6)	(83.2)
Other intangible assets, net	$4,635.9	$4,785.3

Other assets
Deferred income taxes	$52.5	$54.5
Deferred financing costs	27.2	31.7
Pension	90.0	90.2
Other	234.3	231.5
Total	$404.0	$407.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.         Balance Sheet Information (continued)

	June 30	December 31
(millions)	2014	2013
	(unaudited)
Other current liabilities
Discounts and rebates	$279.5	$263.2
Dividends payable	82.4	82.8
Interest payable	25.3	19.6
Taxes payable, other than income	108.1	115.3
Derivative liabilities	15.3	14.2
Restructuring	62.5	68.3
Future consideration payable to Champion sellers	—	86.4
Other	263.4	304.0
Total	$836.5	$953.8

Other liabilities
Deferred income taxes	$1,620.8	$1,661.3
Income taxes payable - non-current	92.3	90.2
Restructuring	9.5	12.9
Other	127.7	134.9
Total	$1,850.3	$1,899.3

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(10.7)	$(6.6)
Unrecognized pension and postretirement benefit expense, net of tax	(230.4)	(235.0)
Cumulative translation, net of tax	(109.7)	(63.6)
Total	$(350.8)	$(305.2)

5.         Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of June 30, 2014 and December 31, 2013.

	June 30	December 31
(millions)	2014	2013
	(unaudited)
Short-term debt
Commercial paper	$792.9	$304.8
Notes payable	41.9	50.9
Long-term debt, current maturities	754.9	505.3
Total	$1,589.7	$861.0

As of June 30, 2014, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks and supports the company’s $1.5 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. The company’s U.S. commercial paper program, as shown in the previous table, had $793 million and $305 million outstanding as of June 30, 2014 and December 31, 2013, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.         Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of June 30, 2014 and December 31, 2013.

	Maturity	June 30	December 31
(millions)	by year	2014	2013
		(unaudited)
Long-term debt
Description / 2014 Principal Amount
Three year 2011 senior notes ($500 million)	2014	$500.0	$499.9
Seven year 2008 senior notes ($250 million)	2015	249.8	249.7
Three year 2012 senior notes ($500 million)	2015	499.9	499.9
Series B private placement senior euro notes (175 million euro)	2016	238.6	237.8
Five year 2011 senior notes ($1.25 billion)	2016	1,248.8	1,248.6
Term loan ($550 million)	2016	550.0	800.0
Five year 2012 senior notes ($500 million)	2017	498.7	499.7
Series A private placement senior notes ($250 million)	2018	250.0	250.0
Ten year 2011 senior notes ($1.25 billion)	2021	1,249.4	1,249.3
Series B private placement senior notes ($250 million)	2023	250.0	250.0
Thirty year 2011 senior notes ($750 million)	2041	742.9	742.8
Capital lease obligations		12.5	12.7
Other		3.4	8.4
Total debt		6,294.0	6,548.8
Long-term debt, current maturities		(754.9)	(505.3)
Total long-term debt		$5,539.1	$6,043.5

In February 2014, the company repaid $100 million of term loan borrowings. In April 2014, it repaid an additional $150 million of term loan borrowings.

The company is in compliance with its debt covenants as of June 30, 2014.

Interest expense and interest income recognized during the second quarter and the first six months 2014 and 2013 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013

Interest expense	$68.6	$68.8	$135.9	$133.8
Interest income	(2.4)	(2.6)	(4.6)	(6.1)
Interest expense, net	$66.2	$66.2	$131.3	$127.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The company’s reporting units are its operating segments.

During the second quarter of 2014, the company completed its annual test for goodwill impairment. The company used a “step zero” qualitative test to assess all ten of its reporting units given substantial levels of headroom and other strong qualitative indicators. Qualitative testing evaluated factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting units. Based on the “step zero” testing performed, no adjustment to the carrying value of goodwill was necessary.

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

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the six months ended June 30, 2014 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2013	$2,729.5	$706.6	$3,306.2	$120.6	$6,862.9
Current year business acquisitions(a)	7.0	—	—	4.4	11.4
Prior year business acquisitions	(0.1)	—	16.9	—	16.8
Business disposals	—	(0.4)		—	(0.4)
Reclassifications(b)	(28.9)	5.0	23.9	—	—
Effect of foreign currency translation	(10.9)	(2.9)	(13.5)	(0.5)	(27.8)
Goodwill as of June 30, 2014	$2,696.6	$708.3	$3,333.5	$124.5	$6,862.9

(a)                     For 2014, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                     The reclassifications line represents immaterial transfers related to certain changes to the company’s reportable segments. See Note 14 for additional information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.         Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. During the second quarter of 2014, using the qualitative assessment method, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2014 and 2013 was $76.7 million and $74.6 million, respectively. Total amortization expense related to other intangible assets during the first six months of 2014 and 2013 was $154.8 million and $135.1 million, respectively. The increase from 2013 to 2014 is primarily due to amortizable intangible assets acquired as part of the Champion transaction.

As of June 30, 2014, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2014 (Remainder: six-month period)	$150
2015	302
2016	297
2017	295
2018	288
2019	275

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.         Fair Value Measurements (continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2014
	Carrying	Fair Value Measurements
June 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$2.7	$2.7	$—	$—
Foreign currency forward contracts	9.3	—	9.3	—

Liabilities:
Foreign currency forward contracts	14.3	—	14.3	—
Interest rate swap contracts	1.0	—	1.0	—
Contingent consideration obligations	15.5	—	—	15.5

	2013
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$4.3	$4.3	$—	$—
Foreign currency forward contracts	20.2	—	20.2	—

Liabilities:
Foreign currency forward contracts	14.2	—	14.2	—
Contingent consideration obligations	16.4	—	—	16.4
Future consideration payable to Champion sellers	86.4	—	—	86.4

Investments held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2. The carrying value of interest rate swap contracts is at fair value, which is determined based on forward LIBOR rates as of the balance sheet date, and is classified within level 2. Prior to its repayment in January 2014, the future consideration payable to Champion sellers was valued using level 3 inputs.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration liabilities are classified within level 3 because fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration obligations for the six months ended June 30, 2014 were as follows:

(millions)
Contingent consideration, December 31, 2013	$16.4
Liabilities recognized at acquisition date	—
Loss (gain) recognized in earnings	0.4
Settlements	(1.2)
Foreign currency translation	(0.1)
Contingent consideration, June 30, 2014	$15.5

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,294.0	$6,675.4	$6,548.8	$6,766.0

8.         Derivatives and Hedging Transactions

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

Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including: inventory purchases and intercompany royalty and management fee payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All hedged transactions are forecasted to occur within the next twelve months.

In anticipation of debt issuances, the company occasionally enters into interest rate swap contracts to manage interest rate exposures. In 2011, the company entered into and subsequently closed six forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated debt issuance. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur. The company did not have any forward starting interest rate swap agreements outstanding at June 30, 2014 or December 31, 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2014	2013	2014	2013

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(2.9)	$3.0	$(2.7)	$6.6

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$2.7	$(1.4)	$2.5	$(1.7)
	SG&A	0.4	0.2	1.0	0.2
		3.1	(1.2)	3.5	(1.5)

Interest rate swap	Interest expense, net	(1.0)	(1.0)	(2.0)	(2.0)
		$2.1	$(2.2)	$1.5	$(3.5)

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first six months of 2014 and 2013.

Fair Value Hedges

The company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the company may enter into interest rate swaps. Under these agreements, the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and thus, there is no impact on earnings due to hedge ineffectiveness.

In May 2014, the company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating or variable interest rate. The interest rate swap was designated as a fair value hedge.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2014	2013	2014	2013

Gain (loss) on derivative recognized in income

Interest rate swap	Interest expense, net	$(1.0)	$—	$(1.0)	$—

Gain (loss) on hedged item recognized in income

Interest rate swap	Interest expense, net	$1.0	$—	$1.0	$—

Net Investment Hedge

The company designates its outstanding euro 175 million ($239 million as of June 30, 2014) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro functional subsidiaries.

Prior to maturing in December 2013, the Ecolab Series A euro denominated senior notes were also designated as a hedge of existing foreign currency exposures.

In the third quarter of 2012, the company entered into a forward contract with a notional amount of euro 100 million to hedge an additional portion of the company’s net investment in euro functional subsidiaries. The forward contract was closed during the second quarter of 2013. Subsequent to the company’s 2014 second quarter end for international operations, it entered into forward contracts with a total notional value of euro 75 million to hedge an additional portion of its net investment in euro functional subsidiaries.

The revaluation gains and losses on the euronotes and of the forward contract, through the date of its closing, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013

Revaluation gains (losses), net of tax	$1.9	$2.2	$(1.8)	$—

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2014	2013	2014	2013

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$3.7	$1.8	$6.8	$(4.5)
	Interest expense, net	(3.0)	(1.4)	(5.4)	(2.6)
		$0.7	$0.4	$1.4	$(7.1)

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

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2014	2013	2014	2013

Derivatives designated as hedging instruments

Foreign currency forward contracts	$2.5	$4.4	$4.7	$1.1

Interest rate swap contracts	—	—	1.0	—

Derivatives not designated as hedging instruments

Foreign currency forward contracts	6.8	15.8	9.6	13.1

Total	$9.3	$20.2	$15.3	$14.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.         Derivatives and Hedging Transactions (continued)

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, it would have a net liability of $6.0 million and a net asset of $6.0 million as of June 30, 2014 and December 31, 2013, respectively.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $1.6 billion at June 30, 2014 and $2.0 billion at December 31, 2013 and interest rate swap agreements with notional values of $500 million at June 30, 2014.

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

	Second Quarter Ended June 30		Six Months Ended June 30
(millions)	2014	2013	2014	2013
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$(2.9)	$3.0	$(2.7)	$6.6

(Gains) losses reclassified from AOCI into income
Cost of sales	(2.7)	1.4	(2.5)	1.7
SG&A	(0.4)	(0.2)	(1.0)	(0.2)
Interest expense, net	1.0	1.0	2.0	2.0
	(2.1)	2.2	(1.5)	3.5

Translation & other insignificant activity	(0.4)	(0.7)	0.3	(0.2)
Tax impact	1.3	(0.9)	(0.2)	(2.4)
Net of tax	$(4.1)	$3.6	$(4.1)	$7.5

Pension & Postretirement Benefits
Amounts reclassified from AOCI into income
Actuarial losses	$5.7	$18.5	$11.5	$37.2
Prior service costs	(1.7)	(1.8)	(3.4)	(3.7)
	4.0	16.7	8.1	33.5
Tax impact	(1.5)	(6.2)	(3.0)	(12.6)
Net of tax	$2.5	$10.5	$5.1	$20.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.         Other Comprehensive Income Information (continued)

The derivative gains reclassified from AOCI into income, net of tax, were $1.6 million and $1.3 million in second quarter and the first six months of 2014, respectively. The derivative losses reclassified from AOCI into income, net of tax, were $1.5 million and $2.3 million in second quarter and the first six months of 2013, respectively.

The pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $2.5 million and $10.5 million in second quarter of 2014 and 2013, respectively. During the first six months of 2014 and 2013 the pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $5.1 million and $20.9 million, respectively.

See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 13 for additional information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

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

Share repurchases

In May 2011, the company’s Board of Directors authorized the repurchase of up to 15 million shares of common stock, including shares to be repurchased under Rule 10b5-1. As discussed below, this repurchase authorization was completed in May 2014. In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of an additional 10 million common shares which was contingent upon completion of the merger with Nalco.

In accordance with its share repurchase program through open market or private purchases, the company reacquired 3,096,464 shares of its common stock during 2013. The number of shares repurchased in 2013 includes 1,258,115 shares the company repurchased from the Champion escrow account, with the cash paid to the beneficial shareholders deposited back into escrow. During 2013 the company also reacquired 346,941 shares related to the exercise of stock options and the vesting of stock awards and units.

During the first six months of 2014, the company reacquired 3,161,199 shares of its common stock, of which 2,827,334 related to share repurchases through open market or private purchases and 333,865 related to the exercise of stock options and the vesting of stock awards and units.

As of June 30, 2014, 9,886,298 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.      Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2014	2013	2014	2013

Net income attributable to Ecolab	$311.4	$213.1	$502.4	$372.7

Weighted-average common shares outstanding
Basic	299.6	301.5	300.1	298.5
Effect of dilutive stock options, units and awards	5.6	5.9	5.8	5.7
Diluted	305.2	307.4	305.9	304.2

Earnings attributable to Ecolab per common share
Basic	$1.04	$0.71	$1.67	$1.25
Diluted	$1.02	$0.69	$1.64	$1.23

Anti-dilutive securities excluded from computation of earnings per share	1.9	0.3	1.9	2.3

12.      Income Taxes

The company’s tax rate was 29.4% and 24.6% for the second quarter of 2014 and 2013, respectively, and 30.4% and 22.5% for the first six months of 2014 and 2013, respectively. The changes in the company’s tax rate for the second quarter and six month periods were primarily driven by the tax rate impact of special gains and charges and discrete tax items, with lesser impacts from the expiration of the U.S. R&D credit and favorable geographic income mix.

The company recognized discrete tax net expense of $8.3 million during the second quarter of 2014 and $18.2 million during the first six months of 2014.

Second quarter 2014 discrete tax net expense is driven primarily by an update to non-current tax liabilities for global tax audits and an adjustment related to the re-characterization of intercompany payments between the company’s U.S. and foreign affiliates which more than offset the change of valuation allowances based on the realizability of foreign deferred tax assets. First quarter 2014 discrete tax net expense is driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

The company recognized discrete tax net benefits of $12.1 million during the second quarter of 2013 and $27.6 million during the first six months of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.      Income Taxes (continued)

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

13.      Pension and Postretirement Plans

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2014	2013	2014	2013	2014	2013
Service cost	$16.6	$17.2	$8.2	$8.9	$1.1	$1.5
Interest cost on benefit obligation	22.5	21.2	12.6	11.6	2.7	2.7
Expected return on plan assets	(32.1)	(32.6)	(13.8)	(11.5)	(0.3)	(0.2)
Recognition of net actuarial (gain) loss	5.9	15.6	1.8	2.8	(2.0)	0.1
Amortization of prior service cost (benefit)	(1.7)	(1.8)	0.1	0.1	(0.1)	(0.1)
Settlements/curtailments	—	—	0.1	0.1	—	—
	$11.2	$19.6	$9.0	$12.0	$1.4	$4.0

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S. Pension		International Pension		U.S. Postretirement Health Care
(millions)	2014	2013	2014	2013	2014	2013
Service cost	$33.2	$34.3	$16.6	$18.0	$2.2	$3.0
Interest cost on benefit obligation	45.0	42.4	25.3	23.5	5.4	5.4
Expected return on plan assets	(64.2)	(65.1)	(27.6)	(23.3)	(0.6)	(0.5)
Recognition of net actuarial (gain) loss	11.8	31.2	3.7	5.7	(4.0)	0.3
Amortization of prior service cost (benefit)	(3.4)	(3.5)	0.2	—	(0.2)	(0.2)
Settlements/curtailments	—	—	0.1	0.1	—	—
	$22.4	$39.3	$18.3	$24.0	$2.8	$8.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.      Pension and Postretirement Plans (continued)

As of June 30, 2014, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first six months of 2014, the company made payments of $4 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $3 million to such plans during the remainder of 2014.

The company contributed $32 million to its international pension benefit plans during the first six months of 2014. The company currently estimates that it will contribute approximately an additional $21 million to the international pension benefit plans during the remainder of 2014.

During the first six months of 2014, the company made payments of $9 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $9 million to such plans during the remainder of 2014.

14.      Operating Segments

The company’s organizational structure consists of global business unit and global regional leadership teams. The company’s ten operating units, which are also operating segments, follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker at the identified operating unit level.

Eight of the company’s ten operating units have been aggregated into three reportable segments based on similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company’s reportable segments are Global Industrial, Global Institutional and Global Energy. The company’s two operating units that are primarily fee-for-service businesses have been combined into the Other segment and do not meet the quantitative criteria to be separately reported. The company reports the Other segment as a reportable segment as it considers information regarding its two underlying operating units as useful in understanding its consolidated results.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.      Operating Segments (continued)

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

14.      Operating Segments (continued)

Reportable Segment Information

The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues. The international amounts included within each of the company’s four reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2014.

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013
Net Sales
Global Industrial	$1,213.6	$1,180.3	$2,351.6	$2,284.6
Global Institutional	1,077.0	1,042.1	2,070.3	2,005.3
Global Energy	1,050.7	877.4	2,055.8	1,443.1
Other	190.9	178.8	363.6	344.7
Subtotal at fixed currency rates	3,532.2	3,278.6	6,841.3	6,077.7
Effect of foreign currency translation	36.0	59.2	63.5	132.2
Consolidated	$3,568.2	$3,337.8	$6,904.8	$6,209.9

Operating Income
Global Industrial	$162.0	$149.4	$281.5	$261.1
Global Institutional	200.0	194.2	355.5	340.0
Global Energy	156.7	109.0	288.4	181.1
Other	29.5	27.7	51.6	49.4
Corporate	(40.0)	(137.9)	(120.8)	(238.2)
Subtotal at fixed currency rates	508.2	342.4	856.2	593.4
Effect of foreign currency translation	4.0	9.9	6.9	20.6
Consolidated	$512.2	$352.3	$863.1	$614.0

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and in 2013 certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges, as discussed in Note 2, reported on the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.      Commitments and Contingencies

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The company is also subject to various claims and contingencies related to income taxes and has contractual obligations related to legal commitments.

The company records liabilities when a contingent loss is probable and can be reasonably estimated. If the reasonable estimate of a probable loss is a range, the company records the most probable estimate of the loss or the minimum amount when no amount within the range is a better estimate than any other amount. The company discloses a contingent liability even if the liability is not probable or the amount is not estimable, or both, if there is a reasonable possibility that a material loss may have been incurred.

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

Matters Related to Wage Hour Claims

In Cooper v. Ecolab Inc., California State Court — Superior Court-Los Angeles County, case no. BC486875, the plaintiffs sought certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination. The company reached a preliminary settlement with the plaintiffs, which was approved by the court on March 17, 2014. The settlement amount, which is not material to the company’s operations or financial position, was paid in June 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.      Commitments and Contingencies (continued)

The company is a defendant in four other pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these four suits, two have been certified for class action status. Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. In Cancilla v. Ecolab, U.S. District Court - Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations. The suit also seeks a purported California sub-class for alleged California wage hour law violations and certifications of classes for state law violations in Washington, Colorado, Maryland, Illinois, Missouri, Wisconsin and North Carolina. A third pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in New York, New Jersey, Washington and Pennsylvania alleging violations of state wage hour laws. A fourth pending suit, Schneider v. Ecolab, Circuit Court of Cook County, Illinois, case no. 2014 CH 193, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws.

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

15.      Commitments and Contingencies (continued)

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

15.      Commitments and Contingencies (continued)

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

Other Related Actions

In March 2011, Nalco Company was named, along with other unaffiliated defendants, in an amended complaint filed by an individual in the Circuit Court of Harrison County, Mississippi, Second Judicial District (Franks v. Sea Tow of South Miss, Inc., et al., Cause No. A2402-10-228 (Circuit Court of Harrison County, Mississippi)). The amended complaint generally asserts, among other things, negligence and strict product liability claims relating to the plaintiff’s alleged exposure to chemical dispersants manufactured by Nalco Company. The plaintiff seeks unspecified compensatory damages, medical expenses, and attorneys’ fees and costs. Plaintiff’s allegations place him within the scope of the MDL 2179 Medical Benefits Class. In approving the Medical Benefits Settlement, the MDL 2179 Court barred Medical Benefits Settlement class members from prosecuting claims of injury from exposure to oil and dispersants related to the Response. As a result of the MDL court’s order, on April 11, 2013, the Mississippi court stayed proceedings in the Franks case. The Franks case was dismissed in May 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.      Commitments and Contingencies (continued)

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

16.      New Accounting Pronouncements

In March 2013, FASB issued a final standard to resolve diversity in practice regarding the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investments in a foreign entity. In addition, the standard resolves diversity in practice for the treatment of business combinations achieved in stages involving a foreign entity. The company adopted the guidance effective January 1, 2014. The adoption did not impact the company’s consolidated financial statements and is not expected to have a significant impact on future financial statements.

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

In May 2014, the FASB issued updated guidance on revenue recognition. The updated revenue recognition standard contains principles for entities to apply to determine the measurement of revenue and timing of when the revenue is recognized. The underlying principle of the updated guidance will have entities recognize revenue to depict the transfer of goods or services to customers at an amount that is expected to be received in exchange for those goods or services. The updated guidance is effective for annual and interim periods beginning after December 15, 2016. The company is currently evaluating the impact of adoption.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and six-month period ended June 30, 2014 and 2013 and the consolidated statement of cash flows for the six-month periods ended June 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
August 7, 2014

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

Comparability of Results

Statement of Income Data

Effective in the first quarter of 2014, certain employee-related costs from our recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $18.4 million for the second quarter ended June 30, 2013, $43.6 million for the six months ended June 30, 2013 and $78.9 million for the year ended December 31, 2013.

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

Fixed Currency Foreign Exchange Rates

We evaluate the performance of our international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates.

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

Overview of the Second Quarter Ended June 30, 2014

Second quarter 2014 sales increased 7% compared to second quarter 2013 sales. Second quarter fixed currency sales increased 8%. Acquisition adjusted fixed currency sales grew 5% in the second quarter of 2014, led by the Energy, Specialty and Water operating units and the Latin America and Asia Pacific regions.

Second quarter 2014 operating income and diluted earnings per share attributable to Ecolab increased 45% and 48%, respectively, compared to second quarter 2013 results.

Both 2014 and 2013 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons. Excluding special (gains) and charges from both 2014 and 2013 results, second quarter 2014 adjusted operating income increased 15% when compared to second quarter 2013 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong, increasing 20% in the second quarter of 2014 versus the prior year second quarter.

Sales Performance

As summarized in the tables on pages 43 and 52:

•                  Second quarter 2014 sales increased 7% to $3.6 billion. Acquisition adjusted fixed currency sales increased 5% comparing second quarter 2014 against second quarter 2013.

•                 Fixed currency sales for our Global Industrial segment increased 3% to $1,214 million when comparing second quarter 2014 against second quarter 2013, led by growth in Water.

•                  Second quarter 2014 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 3% to $1,077 million, led by growth in Specialty. Institutional reported moderate gains. Adjusting for the impact of the Italian business that was divested in April 2014, acquisition adjusted fixed currency sales increased 4%.

•                  Fixed currency sales for our Global Energy segment increased 20% to $1,051 million when comparing second quarter 2014 against second quarter 2013. Acquisition adjusted fixed currency sales increased 8%.

•                  Second quarter 2014 Other segment sales, when measured in fixed rates of currency exchange, increased 7% to $191 million. Acquisition adjusted fixed currency sales increased 6%.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

As summarized in the tables on pages 48 through 51:

•                  Second quarter 2014 operating income increased 45% to $512 million compared to second quarter 2013 operating income of $352 million. Excluding the impact of special (gains) and charges from both 2014 and 2013 reported results, 2014 adjusted operating income increased 15% when compared to 2013 adjusted operating income. Second quarter 2014 adjusted fixed currency operating income increased 17% when compared to 2013 adjusted fixed currency operating income.

•                  Second quarter 2014 net income attributable to Ecolab increased 46% to $311 million. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted net income attributable to Ecolab increased 18% compared to the prior year’s second quarter.

•                  Second quarter 2014 diluted earnings per share attributable to Ecolab of $1.02 increased 48% compared to the second quarter of 2013. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted diluted earnings per share attributable to Ecolab increased 20% to $1.03 for the second quarter of 2014 compared to $0.86 in the second quarter of 2013.

•                  Our effective income tax rate was 29.4% for the second quarter of 2014 compared to 24.6% for the second quarter of 2013. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2014 and 2013 results, our adjusted effective income tax rate was 27.9% and 28.5% for the second quarter of 2014 and 2013, respectively.

Results of Operations — Second Quarter and Six Months Ended June 30, 2014

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP net sales	$3,568.2	$3,337.8	7%	$6,904.8	$6,209.9	11%
Effect of foreign currency translation	(36.0)	(59.2)		(63.5)	(132.2)
Non-GAAP fixed currency sales	$3,532.2	$3,278.6	8%	$6,841.3	$6,077.7	13%

As shown in the previous table, foreign currency exchange had negative impact on sales growth during the second quarter and first six months of 2014. The percentage change components of the period-over-period 2014 sales increase are shown below:

	Second Quarter Ended	Six Months Ended
(percent)	June 30	June 30

Volume	4%	4%
Price changes	1	1
Acquisition adjusted fixed currency sales increase	5	5
Acquisitions & divestitures	3	8
Fixed currency sales increase	8	13
Foreign currency exchange	(1)	(1)
Total net sales increase	7%	11%

Note: Amounts in the table above do not necessarily sum due to rounding.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Cost of Sales (“COS”) and Gross Margin

	Second Quarter Ended
	2014		2013
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,909.4	46.5%	$1,810.2	45.8%
Special (gains) and charges	1.1	—	15.2	0.4
Non-GAAP adjusted COS and gross margin	$1,908.3	46.5%	$1,795.0	46.2%

	Six Months Ended
	2014		2013
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$3,728.6	46.0%	$3,349.9	46.1%
Special (gains) and charges	7.1	0.1	17.2	0.2
Non-GAAP adjusted COS and gross margin	$3,721.5	46.1%	$3,332.7	46.3%

Our cost of sales (“COS”) and corresponding gross profit margin (“gross margin”) are shown in the previous table. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.5% and 45.8% for the second quarter of 2014 and 2013, respectively. Our reported gross margin for the first six months of 2014 and 2013 was 46.0% and 46.1%, respectively. Our second quarter and first six months of 2014 reported gross margins were negatively impacted by restructuring charges of $1.1 million and $7.1 million, respectively. Our 2013 reported gross margins were impacted by the recognition of $13.6 million of Champion inventory fair value step-up in the second quarter of 2013. Our second quarter and first six months of 2013 reported gross margins were also negatively impacted by restructuring charges of $1.6 million and $3.6 million, respectively.

Excluding the impact of these items, our second quarter 2014 adjusted gross margin was 46.5% and our adjusted gross margin for the first six months of 2014 was 46.1%. These percentages compared against a second quarter 2013 adjusted gross margin of 46.2% and an adjusted gross margin of 46.3% for the first six months of 2013.

Our adjusted gross margin increase when comparing the second quarter of 2014 against the second quarter of 2013 is driven primarily by sales volume increases and pricing gains. For the first six months of 2014 and 2013, the decrease in adjusted gross margin was impacted by unfavorable business mix within Global Energy, including the impact of the Champion acquisition, which generally has lower gross margins compared to our other businesses, which more than offset sales volume increases and pricing gains.

Including the net impact of acquisitions and divestitures, adjusted gross margins increased 0.6 percentage points for both the second quarter of 2014 compared to the second quarter of 2013 and the comparable first six month periods of 2014 and 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 32.3% for the second quarter of 2014 compared to 33.0% in 2013. For the six month periods, SG&A expenses were 33.2% of sales in 2014 compared to 34.2% in 2013. The decrease in SG&A ratio to sales during 2014 was driven by sales leverage, synergies and net cost savings.

The net impact of acquisitions and divestitures had minimal impact on the SG&A ratio to sales for the second quarter of 2014 compared to the second quarter of 2013. Including the net impact of acquisitions and divestitures, the SG&A ratio to sales decreased 0.7 percentage points for the first six months of 2014 compared to the first six months of 2013.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2014	2013	2014	2013
Cost of sales
Restructuring charges	$1.1	$1.6	$7.1	$3.6
Recognition of Champion inventory fair value step-up	—	13.6	—	13.6
Subtotal	1.1	15.2	7.1	17.2

Special (gains) and charges
Restructuring charges	6.0	45.0	28.6	63.5
Champion acquisition and integration costs	5.2	24.0	11.7	31.8
Nalco merger and integration costs	1.5	4.4	2.8	8.2
Venezuela currency devaluation	—	—	—	23.4
Litigation related charges, settlements and other	(18.8)	0.2	(19.6)	(3.6)
Subtotal	(6.1)	73.6	23.5	123.3

Operating income subtotal	(5.0)	88.8	30.6	140.5

Interest expense, net
Acquisition debt costs	—	0.3	—	2.5

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	—	(0.5)

Total special (gains) and charges	$(5.0)	$89.1	$30.6	$142.5

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

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

The pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax), with approximately $30 million ($20 million after tax) incurred in 2014. During 2013, we incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan. The restructuring is expected to be completed by the end of 2015.

We anticipate that approximately $60 million of the $80 million pre-tax charges will represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

As a result of activities under the Energy Restructuring Plan, we recorded restructuring charges of $2.7 million ($2.2 million after tax) or $0.01 per diluted share and $12.2 million ($7.6 million after tax) or $0.02 per diluted share during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we incurred charges of $7.6 million ($5.2 million after tax) or $0.02 per diluted share and $12.2 million ($7.6 million after tax) or $0.02 per diluted share, respectively.

Cash payments under the Energy Restructuring Plan during 2014 were $10.2 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months. We anticipate the remaining cash expenditures will be funded from operating activities.

We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $80 million in 2014, with annual cost savings and synergies of $150 million by the end of 2015. For the first six months of 2014, the Energy Plan has achieved approximately $30 million of savings.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Restructuring charges (continued)

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of plant and distribution center locations and the global workforce. Through substantial completion of the Combined Plan at the end of 2014, we expect to incur pre-tax charges of approximately $50 million ($40 million after tax) during 2014. During 2013, we incurred $64 million ($48 million after tax) of charges related to the Combined Plan.

We anticipate that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

As a result of activities under the Combined Plan, we recorded restructuring charges of $4.3 million ($3.9 million after tax) or $0.01 per diluted share and $34.4 million ($26.1 million after tax) or $0.09 per diluted share during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we incurred charges of $28.0 million ($23.7 million after tax) or $0.08 per diluted share and $55.2 million ($40.4 million after tax) or $0.14 per diluted share, respectively.

Net cash payments under the Combined Plan during 2014 were $34.7 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. Cash payments are expected to continue at a consistent level through the end of the Plan, and subsequently are expected to progressively decline. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

We anticipate cumulative cost savings and synergies from the Combined Plan of at least $335 million in 2014. The 2014 expected savings are consistent with the original goals established under the previously separate plans. For the first six months of 2014, the Combined Plan has achieved approximately $40 million of savings as compared to 2013.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $5.2 million ($3.4 million after tax) or $0.01 per diluted share and $37.9 million ($27.6 million after tax) or $0.09 per diluted share during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we incurred charges of $11.7 million ($7.5 million after tax) or $0.02 per diluted share and $47.9 million ($34.7 million after tax) or $0.11 per diluted share, respectively.

Champion related costs have been included as a component of cost of sales, special (gains) and charges and net interest expense on the Consolidated Statement of Income. Amounts within cost of sales include the recognition of fair value step-up in Champion international inventory, which is maintained on a FIFO basis. Amounts within special (gains) and charges include acquisition costs, advisory and legal fees and integration charges. Amounts included in net interest expense include the interest expense through the close date of the Champion transaction of the company’s $500 million public debt issuance in December 2012 as well as amortizable fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Non-restructuring special (gains) and charges (continued)

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $1.5 million ($1.1 million after tax), which is less than $0.01 per diluted share and $4.4 million ($3.0 million after tax), or $0.01 per diluted share during the second quarter of 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013, we incurred charges of $2.8 million ($2.0 million after tax) or $0.01 per diluted share and $8.2 million ($5.7 million after tax) or $0.02 per diluted share, respectively.

Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued the bolivar from 4.30 bolivars to 1 U.S. dollar to 6.30 bolivars to 1 U.S. dollar, resulting in a charge during 2013 of $22.7 million ($16.1 million after tax) or $0.05 per diluted share, due to the remeasurement of the local balance sheet. As a result of the ownership structure in place in Venezuela, we also reflected the impact of the devaluation as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Further details related to Venezuela’s foreign currency are included in the “Global Environment” section of this MD&A, beginning on page 58.

Other special (gains) and charges

We recognized gains of $18.8 million ($15.9 million after tax), or $0.05 per diluted share and $19.6 million ($16.4 million after tax), or $0.05 per diluted share in the second quarter and the first six month of 2014, respectively, related to a favorable licensing settlement and other settlement gains.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

Operating Income

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP operating income	$512.2	$352.3	45%	$863.1	$614.0	41%
Special (gains) and charges	(5.0)	88.8		30.6	140.5
Non-GAAP adjusted operating income	507.2	441.1	15%	893.7	754.5	18%
Effect of foreign currency translation	(4.0)	(9.9)		(6.9)	(20.6)
Non-GAAP adjusted fixed currency operating income	$503.2	$431.2	17%	$886.8	$733.9	21%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Operating Income (continued)

Reported operating income increased 45% and 41% in the second quarter and first six months of 2014, respectively, versus the comparable periods of 2013.

Our reported operating income for both 2014 and 2013 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2014 and 2013 reported results, second quarter 2014 adjusted operating income increased 15% when compared against second quarter 2013 adjusted operating income. Our adjusted operating income for the first six months of 2014 increased 18% when compared against adjusted operating income for the first six months of 2013. Foreign currency had a negative impact on operating income growth as shown in the previous table, as adjusted fixed currency operating income increased 17% and 21% in the second quarter and first six months of 2014, respectively. The net impact of acquisitions and divestitures added approximately 1 and 5 percentage points to second quarter and first six months of 2014 adjusted fixed currency operating income growth rates, respectively.

The second quarter and first six months of 2014 adjusted fixed currency operating income increase as compared to 2013 adjusted fixed currency operating income was driven primarily by sales volume increases, pricing gains, cost savings and synergies.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP interest expense, net	$66.2	$66.2	—	$131.3	$127.7	3%
Adjustments:
Special (gains) and charges	—	0.3		—	2.5
Non-GAAP adjusted interest expense, net	$66.2	$65.9	1%	$131.3	$125.2	5%

Reported net interest expense totaled $66 million in the second quarter of both 2014 and 2013. Reported net interest expense in the first six months of 2014 and 2013 was $131 million and $128 million, respectively.

Special (gains) and charges did not impact interest expense in 2014. Special (gains) and charges during the second quarter and the first six months of 2013 included the interest expense through the April 2013 close date of the Champion acquisition of our $500 million public debt issued in December 2012, as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

Our adjusted net interest expense was comparable across the second quarter of 2014 and 2013. The increase in adjusted net interest expense when comparing the first six months of 2014 against 2013 was driven primarily by higher comparable interest on our term loan borrowings and increased interest related to our hedging program.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2014	2013	2014	2013

Reported GAAP tax rate	29.4%	24.6%	30.4%	22.5%
Tax rate impact of:
Special gains and charges	0.4	0.7	(0.1)	1.5
Discrete tax items	(1.9)	3.2	(2.4)	4.4
Non-GAAP adjusted tax rate	27.9%	28.5%	27.9%	28.4%

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

Our second quarter 2014 reported tax expense includes $0.3 million of net tax benefits on special gains and charges and $8.3 million of discrete tax net expense. For the first six months of 2014, our reported tax expense includes $8.6 million of net tax benefits on special gains and charges and $18.2 million of discrete tax net expense. The corresponding impact of these items to the reported tax rate is shown in the previous table.

Second quarter 2014 discrete tax net expense is driven primarily by an update to non-current tax liabilities for global tax audits and an adjustment related to the re-characterization of intercompany payments between our U.S. and foreign affiliates which more than offset the change of valuation allowances based on the realizability of foreign deferred tax assets. First quarter 2014 discrete tax net expense is driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

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

The decrease in the 2014 adjusted effective tax rate compared to 2013 was due primarily to favorable geographic income mix, which more than offset the expired U.S. R&D credit.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2014 (continued)

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30%			June 30
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP net income	$311.4	$213.1	46%	$502.4	$372.7	35%
Adjustments:
Special (gains) and charges, net of tax	(5.3)	64.5		22.0	100.9
Discrete tax net expense (benefits)	8.3	(12.1)		18.2	(27.6)
Non-GAAP adjusted net income	$314.4	$265.5	18%	$542.6	$446.0	22%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(dollars)	2014	2013	Change	2014	2013	Change

Reported GAAP diluted EPS	$1.02	$0.69	48%	$1.64	$1.23	33%
Adjustments:
Special (gains) and charges	(0.02)	0.21		0.07	0.33
Discrete tax net expense (benefits)	0.03	(0.04)		0.06	(0.09)
Non-GAAP adjusted diluted EPS	$1.03	$0.86	20%	$1.77	$1.47	20%

Note: Per share amounts in the table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an unfavorable impact of approximately $0.02 and $0.03 on diluted earnings per share for the second quarter and first six months of 2014, compared to the same periods of 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Fixed currency sales and operating income for the second quarter and first six months of 2014 and 2013 for each of our reportable segments were as follows:

	Net Sales			Operating Income
	Second Quarter Ended			Second Quarter Ended
	June 30%			June 30%
(millions)	2014	2013	Change	2014	2013	Change

Global Industrial	$1,213.6	$1,180.3	3%	$162.0	$149.4	8%
Global Institutional	1,077.0	1,042.1	3%	200.0	194.2	3%
Global Energy	1,050.7	877.4	20%	156.7	109.0	44%
Other	190.9	178.8	7%	29.5	27.7	7%
Corporate	—	—		(40.0)	(137.9)
Subtotal at fixed currency rates	3,532.2	3,278.6	8%	508.2	342.4	48%
Effect of foreign currency translation	36.0	59.2		4.0	9.9
Consolidated	$3,568.2	$3,337.8	7%	$512.2	$352.3	45%

	Net Sales			Operating Income
	Six Months Ended			Six Months Ended
	June 30%			June 30%
(millions)	2014	2013	Change	2014	2013	Change

Global Industrial	$2,351.6	$2,284.6	3%	$281.5	$261.1	8%
Global Institutional	2,070.3	2,005.3	3%	355.5	340.0	5%
Global Energy	2,055.8	1,443.1	42%	288.4	181.1	59%
Other	363.6	344.7	5%	51.6	49.4	4%
Corporate	—	—		(120.8)	(238.2)
Subtotal at fixed currency rates	6,841.3	6,077.7	13%	856.2	593.4	44%
Effect of foreign currency translation	63.5	132.2		6.9	20.6
Consolidated	$6,904.8	$6,209.9	11%	$863.1	$614.0	41%

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales
Sales at fixed currency (millions)	$1,213.6	$1,180.3	$2,351.6	$2,284.6
Percentage change at fixed currency	3%		3%
Acquisition adjusted percentage change at fixed currency	3%		3%
Percentage change at public currency	2%		1%

Operating Income
Operating income at fixed currency (millions)	$162.0	$149.4	$281.5	$261.1
Percentage change at fixed currency	8%		8%
Acquisition adjusted percentage change at fixed currency	9%		8%
Percentage change at public currency	5%		4%
Operating income margin	13.3%	12.7%	12.0%	11.4%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Net Sales

Fixed currency sales for our Global Industrial segment increased 3% in both the second quarter and first six months of 2014, driven by volume gains and pricing. Our Water and Food & Beverage operating units led the sales growth for both the second quarter and six month periods. At a regional level, both the second quarter and six month periods were impacted by good growth in Latin America and Asia Pacific and modest growth in North America and EMEA.

At an operating unit level, Water fixed currency sales increased 5% in both the second quarter and first six months of 2014 (increase of 4% acquisition adjusted for the first six months of 2014), led by gains in the heavy, light and mining industries. Food & Beverage fixed currency sales increased 3% in the second quarter of 2014 and 4% in the first six months of 2014, impacted by gains in the beverage & brewing, dairy and agri markets. Paper fixed currency sales were flat (decrease of 1% acquisition adjusted) in the second quarter and increased 1% (flat acquisition adjusted) in the first six months of 2014, with continued impact from low plant utilization at customer locations and other customer closures. Textile Care fixed currency sales increased 1% in the second quarter of 2014 and decreased 1% in the first six months of 2014.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 8% for both the second quarter and first six months of 2014 with minimal impact from acquisitions. The operating income margin increased 0.6 percentage points in the second quarter and the first six months of 2014. The increase in fixed currency operating income and improved operating margin were driven primarily by the impact of sales volume increases and pricing gains.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales
Sales at fixed currency (millions)	$1,077.0	$1,042.1	$2,070.3	$2,005.3
Percentage change at fixed currency	3%		3%
Acquisition adjusted percentage change at fixed currency	4%		3%
Percentage change at public currency	3%		3%

Operating Income
Operating income at fixed currency (millions)	$200.0	$194.2	$355.5	$340.0
Percentage change at fixed currency	3%		5%
Acquisition adjusted percentage change at fixed currency	3%		5%
Percentage change at public currency	2%		3%
Operating income margin	18.6%	18.6%	17.2%	17.0%

Net Sales

Fixed currency sales for our Global Institutional segment increased 3% in both the second quarter and first six months of 2014, impacted by both pricing and volume gains. Our Specialty and Institutional operating units showed strong and moderate sales growth, respectively for both the second quarter and six month periods. At a regional level, both the second quarter and six month periods were led by good growth in Latin America, Asia Pacific and North America which collectively offset slower sales in EMEA. As shown in the previous table, divestitures had a small impact on fixed currency growth rates.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

At an operating unit level, Institutional fixed currency sales increased 3% in both the second quarter and first six months of 2014 led by sales initiatives, targeting new accounts and effective product programs. Demand from lodging customers showed moderate growth, while foodservice foot traffic remained soft. Specialty fixed currency sales increased 7% in the second quarter of 2014 and 8% in the first six months of 2014. Both our quick service and our food retail businesses had solid sales gains. Healthcare fixed currency sales increased 3% in the second quarter of 2014 and 1% in the first six months of 2014, driven by new accounts and better product penetration.

Operating Income

Fixed currency operating income for our Global Institutional segment increased 3% for the second quarter and 5% for the first six months of 2014. Our operating income margin was consistent at 18.6% in the second quarter of both 2014 and 2013, and increased 0.2 percentage points in the first six months of 2014. The increase in fixed currency operating income and steady to slightly improved operating margin were driven primarily by the impact of pricing gains and sales volume increases.

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales
Sales at fixed currency (millions)	$1,050.7	$877.4	$2,055.8	$1,443.1
Percentage change at fixed currency	20%		42%
Acquisition adjusted percentage change at fixed currency	8%		8%
Percentage change at public currency	18%		40%

Operating Income
Operating income at fixed currency (millions)	$156.7	$109.0	$288.4	$181.1
Percentage change at fixed currency	44%		59%
Acquisition adjusted percentage change at fixed currency	40%		37%
Percentage change at public currency	41%		56%
Operating income margin	14.9%	12.4%	14.0%	12.5%

Net Sales

Fixed currency sales for our Global Energy segment increased 20% in the second quarter of 2014 and 42% in the first six months of 2014. Comparability continues to be impacted by the Champion acquisition, which was completed in April 2013. Acquisition adjusted fixed currency sales increased 8% in both the second quarter the first six months of 2014, largely impacted by volume gains.

The increase in acquisition adjusted fixed currency sales reflected continued growth in our upstream business led by a strong international performance. Deepwater continued to produce strong results, with good gains in shale, oils sands and on-shore conventional sources. Sales growth for our downstream business was good, resulting from increased North America refining and market share gains.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Operating Income

Fixed currency operating income for our Global Energy segment increased 44% for the second quarter and 59% for the first six months of 2014, with continued impact from the Champion acquisition. Our operating income margin increased 2.5 percentage points in the second quarter and 1.5 percentage points in the first six months of 2014. Acquisition adjusted fixed currency operating income increased 40% in the second quarter and 37% in the first six months of 2014, with the operating income margin adjusted for acquisitions increasing 3.4 percentage points for the second quarter and 3.0 for the first six months of 2014.

The strong increase in acquisition adjusted fixed currency operating income and operating margin gains were largely driven by sales volume gains and business mix changes, with the corresponding impact to operating income. The majority of the remainder of the increase can be attributed to the net impact of synergies and investments in the business.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
Net Sales
Sales at fixed currency (millions)	$190.9	$178.8	$363.9	$344.7
Percentage change at fixed currency	7%		5%
Acquisition adjusted percentage change at fixed currency	6%		5%
Percentage change at public currency	7%		5%

Operating Income
Operating income at fixed currency (millions)	$29.5	$27.7	$51.6	$49.4
Percentage change at fixed currency	7%		4%
Acquisition adjusted percentage change at fixed currency	8%		5%
Percentage change at public currency	8%		5%
Operating income margin	15.4%	15.4%	14.2%	14.3%

Net Sales

Fixed currency sales for our Other segment increased 7% in the second quarter and 5% in the first six months of 2014, driven by both volume gains and pricing. At a regional level, both the second quarter and six month periods were led by strong growth in Asia Pacific and Latin America. North America had good gains, and sales trends improved in EMEA during the second quarter. Acquisition adjusted fixed currency sales increased 6% in the second quarter of 2014. We had minimal acquisition impact on the comparable six month periods.

At an operating unit level, Pest Elimination fixed currency sales increased 6% in the second quarter of 2014 and 5% in the first six months of 2014, impacted by gains in the food and beverage and foodservice markets. The impact of acquisitions was minimal on Pest Elimination’s 2014 growth rates. Equipment Care sales increased 9% in the second quarter of 2014 and 8% in the first six months of 2014, driven by increases from service and installed parts sales. Direct parts sales were down slightly from the prior year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Operating Income

Fixed currency operating income for our Other segment increased 7% for the second quarter and 4% in the first six months of 2014. Acquisition adjusted fixed currency operating income increased 8% in the second quarter of 2014 and 5% in the first six months of 2014. Our operating income margin was generally consistent comparing both the second quarter and the first six months of 2014 against 2013. Fixed currency operating income results and the corresponding margins were impacted by the net result of pricing gains, sales volume growth and other cost increases.

Corporate

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and in 2013 it also included certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 45.

Financial Position and Liquidity

Financial Position

Total assets were $19.6 billion as of both June 30, 2014 and December 31, 2013. The increase in assets from acquisitions and ongoing business activities was offset by ongoing intangible amortization and the negative impact of foreign currency exchange rates on the value of our international assets.

Total liabilities were $12.2 billion as of both June 30, 2014 and December 31, 2013. Total debt was $7.1 billion as of June 30, 2014 and $6.9 billion as of December 31, 2013. The ratio of total debt to capitalization (total debt plus total equity) was 49% at June 30, 2014 compared to 48% at December 31, 2013. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash Flows

Cash provided by operating activities totaled $532 for the first six months of 2014 compared to $393 million for the first six months of 2013.

Year-over-year comparability was favorably impacted by increased income, driven by the impact of the Champion acquisition and lower comparable special (gains) and charges. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations and investments in the business, fund acquisitions, return cash to shareholders through share repurchases and dividend payments and repay debt.

Cash used for investing activities was $359 million for the first six months of 2014 compared to $1.7 billion for the first six months of 2013.

The fluctuation across the periods is driven primarily by business acquisitions. During the first six months of 2014, acquisition included AkzoNobel’s Purate business and AK Kraus & Hiller Schädlingsbekämpfung. Acquisitions during the first six months of 2013 included Champion, Quimiproductos S.A. de C.V. and OOO Master Chemicals. See Note 3 for further information on our business acquisition activity.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash used by financing activities was $320 million for the first six months of 2014 compared to cash provided by financing activities of $558 million for the first six months of 2013.

Our 2014 financing activities included the repayment of $250 million of term loan borrowings. Our 2013 financing activities included $900 million of term loan borrowings initiated in connection with the Champion transaction, as well as $236 million of long-term debt repayments, primarily related to the redemption of debt acquired through the Champion transaction. During the first six months of 2014, net issuances and repayments of commercial paper and notes payable led to a net increase of $478 million, compared to a net increase of $68 million in 2013.

We reacquired shares of $337 million and $176 million during the first six months of 2014 and 2013, respectively. Cash payments for dividends are comparably higher for the first six months of 2014 as the dividends declared in December 2013 were paid in January 2014, whereas the dividends declared in December 2012 were paid in December 2012.

The first six months of 2014 includes an acquisition related contingent consideration payment of $86 million made to Champion’s former shareholders.

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

As of June 30, 2014, we had $187 million of cash and cash equivalents on hand, of which $168 million was held outside of the U.S.

As of June 30, 2014 we had a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of June 30, 2014 or December 31, 2013.

The credit facility supports the company’s $1.5 billion US commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. As of June 30, 2014, we had $793 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of June 30, 2014, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

As of June 30, 2014, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (negative outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2013 disclosed total notes payable and long-term debt due within one year of $861 million. As of June 30, 2014, the total notes payable and long-term debt due within one year increased to $1.6 billion. The increase reflected additional commercial paper borrowing during the first half of 2014 and the short-term debt classification of our $250 million Senior Notes due in February 2015.

In February 2014, we repaid $100 million of term loan borrowings. In April 2014, we repaid an additional $150 million of term loan borrowings.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

Our gross liability for uncertain tax positions was $95 million as of June 30, 2014 and $99 million as of December 31, 2013. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

We have operations within Ukraine and Russia and have experienced no significant impact from the recent turmoil in the region. Net sales within these countries are approximately 1% of our consolidated net sales. We will continue to monitor economic and political trends within Ukraine and Russia.

We have joint venture operations tied to the Kashagan project, a Caspian Sea shallow-water oil-field located near the Kazakhstan coast, which we acquired with our recent Champion acquisition in April 2013. The startup of the Kashagan project has experienced delays including operations being stopped in October 2013 in order to repair pipeline failures. We have approximately $25 million invested in a joint venture in the region related to inventory in preparation for production. We anticipate that the pipelines will be restored and operations will be restarted; however, if production is not restored or if we encounter other delays or setbacks, we believe that the impact of such events would not have a material adverse effect on our consolidated financial position or results of operations. We continue to monitor the situation.

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

On February 8, 2013, the Venezuelan government devalued the bolivar from 4.30 bolivars to 1 U.S. dollar to 6.30 bolivars to 1 U.S. dollar, resulting in a charge during 2013 of $22.7 million ($16.1 million after tax), recorded within special (gains) and charges.

In 2013, the Venezuelan government created a new foreign exchange mechanism known as the SICAD 1. It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions under SICAD 1. As of May 31, 2014, the fiscal quarter end for our international operations, the SICAD 1 exchange rate closed at 10 bolivars to 1 U.S. dollar. We do not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Global Environment (continued)

In January 2014, the Venezuelan government announced the replacement of CADIVI with a new foreign currency administration, CENCOEX. As of May 31, 2014, we have $86 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. During the six month period ended May 31, 2014, we continued to obtain approvals and authorization to pay amounts at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. As we believe the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remains legally available to us and we continue to transact at this rate, we intend to continue to remeasure the net monetary assets of our Venezuela subsidiaries at this rate.

In March 2014, the Venezuelan government introduced SICAD 2, an additional currency exchange auction mechanism. At May 31, 2014, the SICAD 2 exchange rate closed at 49.97 bolivars to 1 U.S. dollar. We do not use the SICAD 2 rate, but are evaluating whether we will use the SICAD 2 currency exchange mechanism in future periods.

If we determine our net monetary assets should be remeasured utilizing the SICAD 2 rate in a subsequent period, we could recognize a currency devaluation pre-tax loss of approximately $75 million based on the May 31, 2014 rates and net monetary assets. This loss would be a component of special (gains) and charges within our Consolidated Statement of Income.

Net sales within Venezuela are approximately 1% of our consolidated net sales. Assets held in Venezuela at May 31, 2014 represented less than 2% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

Subsequent Events

Subsequent to 2014 second quarter end for our international operations, we entered into forward contracts with a total notional value of euro 75 million to hedge an additional portion of our net investment in euro functional subsidiaries.

In June 2014, subsequent to second quarter end for our international operations, we purchased the remaining interest in a joint venture in Indonesia. The transaction is not significant to our operations.

In July 2014, we obtained control of Emirates National Chemicals Company LLC through an amendment in the related shareholder agreements. This amendment resulted in us consolidating the entity and removing the related equity method investment. The transaction is not significant to our operations.

In July 2014, we acquired the chemical division of AKJ Industries, a leading provider of chemical solutions in the coal industry. Pre-acquisition annual sales of the business were approximately $21 million.

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

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 43-51.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, scope, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; synergies; utilization of recorded restructuring liabilities; payment of contingent consideration; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases and dividends; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; payment of litigation settlement funds; gross liability for uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential additional devaluation of Venezuelan currency; the impact of delay or shutdown of Kashagan operations; global market risk; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

Item 4.  Controls and Procedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                      Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 35, is incorporated herein by reference.

Item 1A.                                               Risk Factors

In our report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 61 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factors.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Other regions of the world, including emerging market areas, also expose us to foreign currency risk. For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013, and as discussed at pages 58-59 of this Form 10-Q, we may experience the recognition of a currency devaluation loss in future periods in the event we utilize current or future foreign exchange mechanisms established by the Venezuelan government. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

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

•                  difficulties in collecting receivables or realizing other assets, including with respect to a joint venture investment in Kazakhstan as discussed at page 58 of this Form 10-Q;

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

Item 2.                                                      Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1-30, 2014	358,412	$108.3820	358,354	10,343,558
May 1-31, 2014	460,115	$105.9644	457,260	9,886,298
June 1-30, 2014	58,411	$110.0577	0	9,886,298
Total	876,938	$107.2251	815,614	9,886,298

(1)                   Includes 61,324 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on May 5, 2011, our Board of Directors authorized the repurchase of up to 15,000,000 shares of Common Stock, including shares to be repurchased under Rule 10b5-1.  This authorization was completed in May 2014.  As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  We intend to repurchase all shares under this remaining authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

ECOLAB INC.

Date: August 7, 2014	By:	/s/Bryan L. Hughes
Bryan L. Hughes
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