Form 10-Q
period 2014-09-30
ECOLAB INC
filed 2014-10-30
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2014.

300,116,468 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Third Quarter Ended
	September 30
(millions, except per share amounts)	2014	2013
	(unaudited)
Net sales	$3,694.9	$3,484.0

Cost of sales (including special charges of $0.8 in 2014 and $6.3 in 2013)	1,970.6	1,866.1

Selling, general and administrative expenses	1,145.9	1,114.1

Special (gains) and charges	7.0	27.8

Operating income	571.4	476.0

Interest expense, net	63.3	67.0

Income before income taxes	508.1	409.0

Provision for income taxes	138.7	101.8

Net income including noncontrolling interest	369.4	307.2

Less: Net income (loss) attributable to noncontrolling interest	4.5	(0.8)

Net income attributable to Ecolab	$364.9	$308.0

Earnings attributable to Ecolab per common share
Basic	$1.22	$1.02
Diluted	$1.19	$1.00

Dividends declared per common share	$0.2750	$0.2300

Weighted-average common shares outstanding
Basic	300.0	301.2
Diluted	305.7	307.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	September 30
(millions, except per share amounts)	2014	2013
	(unaudited)
Net sales	$10,599.7	$9,693.9

Cost of sales (including special charges of $7.9 in 2014 and $23.5 in 2013)	5,699.2	5,216.0

Selling, general and administrative expenses	3,435.5	3,236.8

Special (gains) and charges	30.5	151.1

Operating income	1,434.5	1,090.0

Interest expense, net (including special charges of $2.5 in 2013)	194.6	194.7

Income before income taxes	1,239.9	895.3

Provision for income taxes	361.0	211.3

Net income including noncontrolling interest	878.9	684.0

Less: Net income attributable to noncontrolling interest (including special charges of $0.5 in 2013)	11.6	3.3

Net income attributable to Ecolab	$867.3	$680.7

Earnings attributable to Ecolab per common share
Basic	$2.89	$2.27
Diluted	$2.83	$2.23

Dividends declared per common share	$0.8250	$0.6900

Weighted-average common shares outstanding
Basic	300.1	299.4
Diluted	306.0	305.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013
	(unaudited)
Net income including noncontrolling interest	$369.4	$307.2	$878.9	$684.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(41.5)	(126.2)	(86.3)	(276.9)
Gain (loss) on net investment hedge	7.4	(4.2)	5.6	(4.2)
	(34.1)	(130.4)	(80.7)	(281.1)

Derivatives and hedging instruments	5.0	1.6	0.9	9.1

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	2.6	10.4	7.7	31.3

Subtotal	(26.5)	(118.4)	(72.1)	(240.7)

Total comprehensive income, including noncontrolling interest	342.9	188.8	806.8	443.3

Less: Comprehensive income (loss) attributable to noncontrolling interest	3.2	—	10.3	(11.0)

Comprehensive income attributable to Ecolab	$339.7	$188.8	$796.5	$454.3

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

	September 30	December 31
(millions)	2014	2013
	(unaudited)
ASSETS

Current assets

Cash and cash equivalents	$197.8	$339.2

Accounts receivable, net	2,694.4	2,568.0

Inventories	1,464.4	1,321.9

Deferred income taxes	166.1	163.0

Other current assets	349.1	306.3

Total current assets	4,871.8	4,698.4

Property, plant and equipment, net	2,978.5	2,882.0

Goodwill	6,849.1	6,862.9

Other intangible assets, net	4,583.1	4,785.3

Other assets	403.3	407.9

Total assets	$19,685.8	$19,636.5

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

	September 30	December 31
(millions, except shares and per share amounts)	2014	2013
	(unaudited)
LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,922.8	$861.0

Accounts payable	1,047.3	1,021.9

Compensation and benefits	547.1	571.1

Income taxes	81.9	80.9

Other current liabilities	855.9	953.8

Total current liabilities	4,455.0	3,488.7

Long-term debt	4,874.0	6,043.5

Postretirement health care and pension benefits	785.0	795.6

Other liabilities	1,805.5	1,899.3

Total liabilities	11,919.5	12,227.1

Equity (a)
Common stock	347.2	345.1
Additional paid-in capital	4,832.6	4,692.0
Retained earnings	5,318.7	4,699.0
Accumulated other comprehensive loss	(377.3)	(305.2)
Treasury stock	(2,423.3)	(2,086.6)
Total Ecolab shareholders’ equity	7,697.9	7,344.3
Noncontrolling interest	68.4	65.1
Total equity	7,766.3	7,409.4

Total liabilities and equity	$19,685.8	$19,636.5

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 300.1 million shares outstanding at September 30, 2014, 301.1 million shares outstanding at December 31, 2013. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30
(millions)	2014	2013
	(unaudited)
OPERATING ACTIVITIES

Net income including noncontrolling interest	$878.9	$684.0

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	417.4	381.3
Amortization	236.6	220.5
Deferred income taxes	(79.1)	(102.7)
Share-based compensation expense	55.1	53.6
Excess tax benefits from share-based payment arrangements	(41.7)	(26.2)
Pension and postretirement plan contributions	(61.0)	(62.0)
Pension and postretirement plan expense	65.4	106.9
Restructuring, net of cash paid	(22.4)	(20.5)
Venezuela currency devaluation	—	23.3
Gain on sale of business	(1.4)	—
Other, net	8.4	12.9

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(163.5)	(70.3)
Inventories	(168.7)	(92.3)
Other assets	(51.7)	(109.5)
Accounts payable	29.5	(40.7)
Other liabilities	43.2	(29.1)

Cash provided by operating activities	$1,145.0	$929.2

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

	Nine Months Ended
	September 30
(millions)	2014	2013
	(unaudited)

INVESTING ACTIVITIES

Capital expenditures	$(488.7)	$(423.4)
Capitalized software expenditures	(31.9)	(25.7)
Property and other assets sold	8.6	9.6
Businesses acquired and investments in affiliates, net of cash acquired	(70.8)	(1,442.3)
Divestiture of businesses	9.2	(7.9)
Deposit into indemnification escrow	—	(10.6)
Release from indemnification escrow	8.7	13.0

Cash used for investing activities	(564.9)	(1,887.3)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	310.2	(90.6)
Long-term debt borrowings	—	900.1
Long-term debt repayments	(407.3)	(337.8)
Reacquired shares	(341.0)	(228.5)
Dividends paid	(258.9)	(143.6)
Exercise of employee stock options	51.5	77.7
Excess tax benefits from share-based payment arrangements	41.7	26.2
Acquisition related liabilities and contingent consideration	(101.5)	(9.8)
Acquisition of noncontrolling interest	(8.4)	—
Other, net	—	0.6

Cash provided by (used for) financing activities	(713.7)	194.3

Effect of exchange rate changes on cash	(7.8)	0.4

Decrease in cash and cash equivalents	(141.4)	(763.4)

Cash and cash equivalents, beginning of period	339.2	1,157.8

Cash and cash equivalents, end of period	$197.8	$394.4

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                          Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2014 and 2013 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2013 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2013.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2014 and 2013 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 30, 2014 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Effective in the first quarter of 2014, certain employee-related costs from the company’s recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $16.7 million for the third quarter ended September 30, 2013, $60.3 million for the nine months ended September 30, 2013 and $78.9 million for the year ended December 31, 2013.

Results for 2013 have been revised to conform to the current year presentation. The reclassification had no impact on net earnings, financial position or cash flows.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                          Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013
Cost of sales
Restructuring charges	$0.4	$1.9	$7.5	$5.5
Recognition of inventory fair value step-up	0.4	4.4	0.4	18.0
Subtotal	0.8	6.3	7.9	23.5

Special (gains) and charges
Restructuring charges	6.3	11.9	34.9	75.4
Champion acquisition and integration costs	4.1	10.7	15.8	42.5
Nalco merger and integration costs	2.0	5.3	4.8	13.5
Venezuela currency devaluation	—	(0.1)	—	23.3
Litigation activity, settlements, and other gains	(5.4)	—	(25.0)	(3.6)
Subtotal	7.0	27.8	30.5	151.1

Operating income subtotal	7.8	34.1	38.4	174.6

Interest expense, net
Acquisition debt costs	—	—	—	2.5

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	—	(0.5)

Total special (gains) and charges	$7.8	$34.1	$38.4	$176.6

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

The company expects to incur pre-tax restructuring charges of approximately $80 million ($55 million after tax) under the Energy Restructuring Plan through substantial completion of the Plan in 2015. During 2013, the company incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan. Approximately $15 million ($10 million after tax) of charges are expected to occur in 2014.

The company anticipates that approximately $60 million of the $80 million of the pre-tax charges represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Energy Restructuring Plan of $1.3 million ($0.7 million after tax) and $8.4 million ($6.7 million after tax) during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the company incurred charges of $8.9 million ($5.9 million after tax) and $20.6 million ($14.3 million after tax), respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 Activity:
Recorded expense and accrual	$22.9	$3.6	$0.9	$27.4
Cash payments	(16.7)	—	(0.8)	(17.5)
Non-cash charges	—	(3.6)	—	(3.6)
Effect of foreign currency translation	0.6	—	—	0.6
Restructuring liability, December 31, 2013	6.8	—	0.1	6.9

2014 Activity:
Recorded expense and accrual	7.5	0.5	0.9	8.9
Cash payments	(11.9)	—	(0.9)	(12.8)
Non-cash charges	—	(0.5)	—	(0.5)
Effect of foreign currency translation	0.3	—	—	0.3
Restructuring liability, September 30, 2014	$2.7	$—	$0.1	$2.8

As shown in the previous table, cash payments under the Energy Restructuring Plan were $12.8 million during the first nine months of 2014 and $17.5 million during 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months.

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

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce and plant and distribution center locations.

During 2013, the company incurred $64 million ($48 million after tax) of charges related to the Combined Plan. The company recorded restructuring charges related to the Combined Plan of $5.4 million ($3.3 million after tax) and $5.3 million ($2.1 million after tax), during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the company incurred charges of $33.4 million ($27.0 million after tax) and $60.5 million ($42.5 million after tax), respectively.

Through substantial completion of the Combined Plan at the end of 2015, the company expects to incur pretax charges of approximately $50 million ($40 million after tax) during the remainder of 2014 and 2015.

The company anticipates that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2013 Activity:
Recorded net expense and accrual	$248.2	$(1.2)	$30.7	$277.7
Net cash payments	(182.2)	9.1	(19.1)	(192.2)
Non-cash net charges	—	(7.9)	(4.3)	(12.2)
Effect of foreign currency translation	(0.1)	—	—	(0.1)
Restructuring liability, December 31, 2013	65.9	—	7.3	73.2

2014 Activity:
Recorded net expense and accrual	28.9	(1.1)	5.6	33.4
Net cash payments	(47.4)	2.6	(7.0)	(51.8)
Non-cash net charges	—	(1.5)	—	(1.5)
Effect of foreign currency translation	(0.7)	—	—	(0.7)
Restructuring liability, September 30, 2014	$46.7	$—	$5.9	$52.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                          Special (Gains) and Charges (continued)

As shown in the previous table, net cash payments under the Combined Plan were $51.8 million during the first nine months of 2014 and $192.2 million from 2011 through 2013. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred charges of $4.1 million ($2.7 million after tax) and $15.1 million ($10.3 million after tax) during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the company incurred charges of $15.8 million ($10.2 million after tax) and $63.0 million ($44.9 million after tax), respectively.

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

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred net charges of $2.0 million ($2.0 million after tax) and $5.3 million ($3.5 million after tax) during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, the company incurred charges of $4.8 million ($4.0 million after tax) and $13.5 million ($9.2 million after tax), respectively. Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                          Special (Gains) and Charges (continued)

In 2013, the Venezuelan government created a new foreign exchange mechanism known as the “Complementary System of Foreign Currency Acquirement” (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions under SICAD 1. As of August 31, 2014, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 11.5 bolivars to 1 U.S. dollar. The company does not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”). As of August 31, 2014, the company had $102 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. During the nine month period ended August 31, 2014, the company continued to obtain approvals and authorization to pay amounts at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. As the company believes the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remains legally available to it and the company continues to transact at this rate, the company intends to continue to remeasure the net monetary assets of its Venezuela subsidiaries at this rate.

In March 2014, the Venezuelan government introduced an additional currency exchange auction mechanism (“SICAD 2”). At August 31, 2014, the SICAD 2 exchange rate closed at 49.97 bolivars to 1 U.S. dollar. The company does not use the SICAD 2 rate, but is evaluating whether it will use the SICAD 2 currency exchange mechanism in future periods.

Net sales within Venezuela are approximately 1% of the company’s consolidated net sales. Assets held in Venezuela at August 31, 2014 represented less than 2% of the company’s consolidated assets.

Other special (gains) and charges

The company recognized other special gains of $5.0 million ($3.1 million after tax) and $24.6 million ($19.5 million after tax) during the third quarter and the first nine months of 2014, respectively. The gain recognized in the third quarter of 2014 resulted from the consolidation of the Emirates National Chemicals Company LLC (“Emochem”) entity and removal of the corresponding equity method investment. The gains recognized during the first six months of 2014 related to a favorable licensing settlement and other settlement gains.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Acquisitions and Dispositions (continued)

The results of Champion’s operations have been included in the company’s consolidated financial statements since the close of the acquisition in April 2013. Due to the rapid pace at which the business has been integrated with the company’s Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is no longer available post acquisition.

Based on applicable accounting and reporting guidance, the Champion acquisition is not material to the company’s consolidated financial statements; therefore, pro forma financial information has not been presented.

Other acquisition activity

2014 Activity

During the first nine months of 2014, the company completed six business combination transactions. In addition, one transaction was completed subsequent to the end of the third quarter.

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

In June 2014, the company purchased the remaining interest in a joint venture in Indonesia. The transaction is not significant to the company’s operations.

In July 2014, the company obtained control of a joint venture in the United Arab Emirates through an amendment in the related shareholder agreements. This amendment resulted in the company consolidating the entity and removing the related equity method investment. The transaction is not significant to the company’s operations. As discussed in Note 2, the company recognized a gain of $5.0 million during the third quarter of 2014 as a result of this transaction.

In July 2014, the company acquired the chemical division of AKJ Industries, a leading provider of chemical solutions in the coal industry. Pre-acquisition annual sales of the business were approximately $21 million. The business became part of the company’s Industrial reportable segment during the third quarter of 2014.

In September 2014, subsequent to the company’s third quarter end for international operations, the company acquired certain assets in Turkey. The transaction is not significant to the company’s operations.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Acquisitions and Dispositions (continued)

2013 Activity

During the first nine months of 2013, in addition to the Champion acquisition, the company completed two business combination transactions.

In January 2013, the company completed the acquisition of Mexico-based Quimiproductos S.A. de C.V. (“Quimiproductos”), a wholly-owned subsidiary of Fomento Economico Mexicano, S.A.B. de C.V. (commonly known as FEMSA). Quimiproductos produces and supplies cleaning, sanitizing and water treatment goods and services to breweries and beverage companies located in Mexico and Central and South America. Pre-acquisition annual sales of the business were approximately $43 million. Approximately $8 million of the purchase price was placed in an escrow account for indemnification purposes related to general representations and warranties. During the third quarter of 2014 the escrow balance was paid to the seller. The business became part of the company’s Global Industrial reportable segment during the first quarter of 2013.

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

Other acquisition summary

Other acquisitions during the first nine months of 2014 and all of 2013 were not material to the company’s consolidated financial statements; therefore, pro forma financial information has not been presented. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of other completed acquisitions during the third quarter and first nine months of 2014 and 2013 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013
Net tangible assets acquired, including impact of joint venture consolidation activity	$(18.8)	$—	$4.1	$(2.3)
Identifiable intangible assets
Customer relationships	27.7	—	30.6	58.8
Trademarks	2.6	—	3.4	1.4
Other technology	1.2	—	4.1	1.0
Non-compete	—	—	0.1	—
Total intangible assets	31.5	—	38.2	61.2
Goodwill	16.8	—	28.1	41.2
Total aggregate purchase price	29.5	—	70.4	100.1
Acquisition related liabilities and contingent consideration	15.0	—	15.1	9.8
Liability for indemnification, net	8.0	—	8.7	2.4
Net cash paid for acquisitions, including contingent consideration	$52.5	$—	$94.2	$112.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.                          Acquisitions and Dispositions (continued)

The contingent consideration activity primarily relates to payments on legacy Nalco acquisitions. During the first quarter of 2013, the remaining $13 million escrow balance related to the O.R. Solutions Inc. acquisition was paid to the seller. As previously discussed, during the first quarter of 2013, approximately $8 million of the Quimiproductos purchase price was placed in an escrow account and was subsequently paid to the seller in the third quarter of 2014. During the third quarter of 2013, approximately $3 million of the Master Chemicals purchase price was placed in an escrow account.

The weighted average useful lives of identifiable intangible assets acquired during the first nine months of 2014 and 2013, as shown in the previous table, were 10 and 12 years, respectively.

Dispositions

2014 Activity

In April 2014, the company sold an immaterial business in Italy that was part of the company’s Institutional reportable segment.

There were no other business disposals during the first nine months of 2014.

2013 Activity

In August 2013, the company sold substantially all the capital equipment design and build business of its Mobotec air emissions control business. The Mobotec equipment design and build business had 2012 sales of approximately $27 million, which were within the company’s Global Industrial reportable segment. An insignificant loss related to the sale was recorded in special (gains) and charges during the third quarter of 2013. The company retained Mobotec’s chemical business.

There were no other business disposals during the first nine months of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                          Balance Sheet Information

	September 30	December 31
(millions)	2014	2013
	(unaudited)
Accounts receivable, net
Accounts receivable	$2,779.6	$2,648.9
Allowance for doubtful accounts	(85.2)	(80.9)
Total	$2,694.4	$2,568.0

Inventories
Finished goods	$1,020.0	$953.3
Raw materials and parts	457.7	391.0
Inventories at FIFO cost	1,477.7	1,344.3
Excess of FIFO cost over LIFO cost	(13.3)	(22.4)
Total	$1,464.4	$1,321.9

Property, plant and equipment, net
Land	$193.0	$191.4
Buildings and improvements	698.1	666.0
Leasehold improvements	86.7	87.9
Machinery and equipment	1,750.1	1,677.5
Merchandising and customer equipment	1,942.5	1,802.8
Capitalized software	456.7	435.4
Construction in progress	398.2	291.6
	5,525.3	5,152.6
Accumulated depreciation	(2,546.8)	(2,270.6)
Total	$2,978.5	$2,882.0

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,459.8	$3,455.6
Trademarks	311.7	308.1
Patents	432.7	425.6
Other technology	214.1	210.2
	$4,418.3	$4,399.5

Accumulated amortization
Customer relationships	$(759.4)	$(594.9)
Trademarks	(86.5)	(70.4)
Patents	(117.7)	(95.7)
Other technology	(101.6)	(83.2)
Other intangible assets, net	$4,583.1	$4,785.3

Other assets
Deferred income taxes	$48.2	$54.5
Deferred financing costs	25.0	31.7
Pension	88.7	90.2
Other	241.4	231.5
Total	$403.3	$407.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                          Balance Sheet Information (continued)

	September 30	December 31
(millions)	2014	2013
	(unaudited)
Other current liabilities
Discounts and rebates	$261.0	$263.2
Dividends payable	82.5	82.8
Interest payable	65.3	19.6
Taxes payable, other than income	121.7	115.3
Derivative liabilities	19.9	14.2
Restructuring	46.6	68.3
Future consideration payable to Champion sellers	—	86.4
Other	258.9	304.0
Total	$855.9	$953.8

Other liabilities
Deferred income taxes	$1,583.1	$1,661.3
Income taxes payable - non-current	86.5	90.2
Restructuring	8.8	12.9
Other	127.1	134.9
Total	$1,805.5	$1,899.3

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(5.7)	$(6.6)
Unrecognized pension and postretirement benefit expense, net of tax	(224.2)	(235.0)
Cumulative translation, net of tax	(147.4)	(63.6)
Total	$(377.3)	$(305.2)

5.                                      Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of September 30, 2014 and December 31, 2013.

	September 30	December 31
(millions)	2014	2013
	(unaudited)
Short-term debt
Commercial paper	$630.2	$304.8
Notes payable	36.8	50.9
Long-term debt, current maturities	1,255.8	505.3
Total	$1,922.8	$861.0

As of September 30, 2014, the company had in place a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks and supports the company’s $1.5 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. The company’s U.S. commercial paper program, as shown in the previous table, had $630 million and $305 million outstanding as of September 30, 2014 and December 31, 2013, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.                          Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of September 30, 2014 and December 31, 2013.

	Maturity	September 30	December 31
(millions)	by year	2014	2013
		(unaudited)
Long-term debt
Description / 2014 Principal Amount
Three year 2011 senior notes ($500 million)	2014	$500.0	$499.9
Seven year 2008 senior notes ($250 million)	2015	249.9	249.7
Three year 2012 senior notes ($500 million)	2015	499.9	499.9
Series B private placement senior euro notes (175 million euro)	2016	229.9	237.8
Five year 2011 senior notes ($1.25 billion)	2016	1,248.9	1,248.6
Term loan ($400 million)	2016	400.0	800.0
Five year 2012 senior notes ($500 million)	2017	495.5	499.7
Series A private placement senior notes ($250 million)	2018	250.0	250.0
Ten year 2011 senior notes ($1.25 billion)	2021	1,249.4	1,249.3
Series B private placement senior notes ($250 million)	2023	250.0	250.0
Thirty year 2011 senior notes ($750 million)	2041	743.0	742.8
Capital lease obligations		10.2	12.7
Other		3.1	8.4
Total debt		6,129.8	6,548.8
Long-term debt, current maturities		(1,255.8)	(505.3)
Total long-term debt		$4,874.0	$6,043.5

In February 2014, April 2014 and September 2014, the company repaid $100 million, $150 million and $150 million, respectively, of the term loan borrowings.

The company is in compliance with its debt covenants as of September 30, 2014.

Interest expense and interest income recognized during the third quarter and first nine months 2014 and 2013 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013

Interest expense	$66.1	$69.2	$202.0	$203.0
Interest income	(2.8)	(2.2)	(7.4)	(8.3)
Interest expense, net	$63.3	$67.0	$194.6	$194.7

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

If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current performance of the company’s operating units, updating the impairment testing during the third quarter of 2014 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

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

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2014 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2013	$2,729.5	$706.6	$3,306.2	$120.6	$6,862.9
Current year business acquisitions(a)	14.4	—	9.2	4.6	28.2
Prior year business acquisitions	(0.1)	—	16.9	—	16.8
Business disposals	—	(0.4)		—	(0.4)
Reclassifications(b)	(28.9)	5.0	23.9	—	—
Effect of foreign currency translation	(22.9)	(6.0)	(28.4)	(1.1)	(58.4)
Goodwill as of September 30, 2014	$2,692.0	$705.2	$3,327.8	$124.1	$6,849.1

(a)                     For 2014, none of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                     The reclassifications line represents immaterial transfers related to certain changes to the company’s reportable segments during the first quarter of 2014. See Note 14 for additional information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                          Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. During the second quarter of 2014, using the qualitative assessment method, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, no adjustment to the $1.2 billion carrying value of this asset was necessary. Additionally, based on the current performance of the company’s operating units, updating the impairment testing during the third quarter of 2014 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s other intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2014 and 2013 was $75.2 million and $79.0 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2014 and 2013 was $230.0 million and $214.1 million, respectively.

As of September 30, 2014, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2014 (Remainder: three-month period)	$77
2015	306
2016	301
2017	298
2018	285
2019	277

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.                          Fair Value Measurements (continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2014
	Carrying	Fair Value Measurements
September 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$2.7	$2.7	$—	$—
Foreign currency forward contracts	19.2	—	19.2	—
Interest rate swap contracts	0.5	—	0.5	—
Contingent consideration	0.4	—	0.4	—

Liabilities:
Foreign currency forward contracts	15.5	—	15.5	—
Interest rate swap contracts	4.4	—	4.4	—
Contingent consideration	2.0	—	—	2.0

	2013
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$4.3	$4.3	$—	$—
Foreign currency forward contracts	20.2	—	20.2	—

Liabilities:
Foreign currency forward contracts	14.2	—	14.2	—
Contingent consideration	16.4	—	—	16.4
Future consideration payable to Champion sellers	86.4	—	—	86.4

Investments held in rabbi trusts are classified within level 1 because they are valued using quoted prices in active markets. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rates and forward LIBOR rates as of the balance sheet date, and is classified within level 2. Prior to its repayment in January 2014, the future consideration payable to Champion sellers was valued using level 3 inputs.

Contingent consideration is recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the fair value of contingent consideration for the nine months ended September 30, 2014 were as follows:

(millions)
Contingent consideration, December 31, 2013	$16.4
Amount recognized at transaction date	(0.4)
Loss (gain) recognized in earnings	(0.2)
Settlements	(14.2)
Foreign currency translation	—
Contingent consideration, September 30, 2014	$1.6

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30, 2014		December 31, 2013
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,129.8	$6,471.3	$6,548.8	$6,766.0

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

The company occasionally enters into forward starting interest rate swap contracts to manage interest rate exposure. In September 2014, the company entered into a series of U.S. dollar denominated forward starting swap agreements to hedge against changes in interest rates that could impact a future debt issuance. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated future debt issuance. The underlying gain recognized in the third quarter of 2014 was recorded in AOCI.

Also in September 2014, subsequent to the company’s third quarter end for international operations, the company entered into a series of euro denominated forward starting swap agreements to hedge against changes in interest rates that could impact a future debt issuance.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                          Derivatives and Hedging Transactions (continued)

In 2011, the company entered into and subsequently closed a series of forward starting swap agreements in connection with the issuance of its private placement debt during the fourth quarter of 2011. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes. The amounts recorded in AOCI for both the 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

The company did not have any forward starting interest rate swap agreements outstanding at December 31, 2013.

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2014	2013	2014	2013

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$5.5	$1.4	$2.8	$8.0

Interest rate swap contract	AOCI (equity)	0.5	—	0.5	—
		$6.0	$1.4	$3.3	$8.0

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$0.9	$0.1	$3.4	$(1.6)
	SG&A	—	0.4	1.0	0.6
		0.9	0.5	4.4	(1.0)

Interest rate swap	Interest expense, net	(1.0)	(1.0)	(3.0)	(3.0)
		$(0.1)	$(0.5)	$1.4	$(4.0)

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first nine months of 2014 and 2013.

Fair Value Hedges

The company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the company may enter into interest rate swaps under which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective and thus, there is no impact on earnings due to hedge ineffectiveness.

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

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2014	2013	2014	2013

Gain (loss) on derivative recognized in income

Interest rate swap	Interest expense, net	$(3.4)	$—	$(4.4)	$—

Gain (loss) on hedged item recognized in income

Interest rate swap	Interest expense, net	$3.4	$—	$4.4	$—

Net Investment Hedges

The company designates its outstanding euro 175 million ($230 million as of September 30, 2014) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro functional subsidiaries.

Prior to maturing in December 2013, the Ecolab Series A euro denominated senior notes were also designated as a hedge of existing foreign currency exposures.

In the third quarter of 2012, the company entered into a forward contract with a notional amount of euro 100 million to hedge an additional portion of the company’s net investment in euro functional subsidiaries. The forward contract was closed during the second quarter of 2013. In the third quarter of 2014, the company entered into forward contracts with a total notional value of euro 75 million to hedge an additional portion of its net investment in euro functional subsidiaries. Also, in September 2014, subsequent to the company’s international quarter end, the company entered into a forward contract with a notional amount of euro 495 million to hedge future foreign currency exposures.

The revaluation gains and losses on the euronotes and of the forward contracts, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contracts charged to shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013

Revaluation gains (losses), net of tax	$7.4	$(4.2)	$5.6	$(4.2)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2014	2013	2014	2013

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$(0.6)	$8.9	$6.2	$4.4
	Interest expense, net	(2.7)	(0.6)	(8.1)	(3.2)
		$(3.3)	$8.3	$(1.9)	$1.2

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

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2014	2013	2014	2013

Derivatives designated as hedging instruments

Foreign currency forward contracts	$5.2	$4.4	$3.2	$1.1

Interest rate swap contracts	0.5	—	4.4	—

Derivatives not designated as hedging instruments

Foreign currency forward contracts	14.0	15.8	12.3	13.1

Total	$19.7	$20.2	$19.9	$14.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.                          Derivatives and Hedging Transactions (continued)

The company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral. Had the company elected to offset amounts in its Consolidated Balance Sheet, it would have a net liability of $0.2 million and a net asset of $6.0 million as of September 30, 2014 and December 31, 2013, respectively.

The company had foreign currency forward exchange contracts with notional values that totaled approximately $2.0 billion at both September 30, 2014 and December 31, 2013, interest rate swap agreements with notional values of $725 million at September 30, 2014, and net investment hedges, excluding the euro denominated debt, with notional values of $75 million at September 30, 2014.

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$6.0	$1.4	$3.3	$8.0

(Gains) losses reclassified from AOCI into income
Cost of sales	(0.9)	(0.1)	(3.4)	1.6
SG&A	—	(0.4)	(1.0)	(0.6)
Interest expense, net	1.0	1.0	3.0	3.0
	0.1	0.5	(1.4)	4.0

Translation & other insignificant activity	(0.4)	0.2	(0.1)	—
Tax impact	(0.7)	(0.5)	(0.9)	(2.9)
Net of tax	$5.0	$1.6	$0.9	$9.1

Pension & Postretirement Benefits
Amounts reclassified from AOCI into income
Actuarial losses	$5.7	$18.6	$17.2	$55.8
Prior service costs	(1.6)	(1.9)	(5.0)	(5.6)
	4.1	16.7	12.2	50.2
Tax impact	(1.5)	(6.3)	(4.5)	(18.9)
Net of tax	$2.6	$10.4	$7.7	$31.3

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                          Other Comprehensive Income Information (continued)

The derivative losses reclassified from AOCI into income, net of tax, were $0.1 million and $0.4 million in third quarter of 2014 and 2013, respectively. The derivative gain reclassified from AOCI into income during the first nine months of 2014, net of tax, was $1.0 million. The derivative loss reclassified from AOCI into income during the first nine months of 2013, net of tax, was $2.9 million.

The pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $2.6 million and $10.4 million in third quarter of 2014 and 2013, respectively. During the first nine months of 2014 and 2013 the pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $7.7 million and $31.3 million, respectively.

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

In accordance with its share repurchase program through open market or private purchases, the company reacquired 3,096,464 shares of its common stock during 2013. The number of shares repurchased in 2013 includes 1,258,115 shares the company repurchased from the Champion escrow account, with the cash paid to the beneficial shareholders deposited back into escrow. During 2013 the company also reacquired 346,941 shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units.

During the first nine months of 2014, the company reacquired 3,201,021 shares of its common stock, of which 2,827,334 related to share repurchases through open market or private purchases and reacquired 373,687 shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units.

As of September 30, 2014, 9,886,298 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.                   Earnings Attributable to Ecolab Per Common Share

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2014	2013	2014	2013

Net income attributable to Ecolab	$364.9	$308.0	$867.3	$680.7
Weighted-average common shares outstanding
Basic	300.0	301.2	300.1	299.4
Effect of dilutive stock options, units and awards	5.7	6.0	5.9	5.9
Diluted	305.7	307.2	306.0	305.3

Earnings attributable to Ecolab per common share
Basic	$1.22	$1.02	$2.89	$2.27
Diluted	$1.19	$1.00	$2.83	$2.23

Anti-dilutive securities excluded from computation of earnings per share	—	—	1.5	—

12.                   Income Taxes

The company’s tax rate was 27.3% and 24.9% for the third quarter of 2014 and 2013, respectively, and 29.1% and 23.6% for the first nine months of 2014 and 2013, respectively. The changes in the company’s tax rate for the third quarter and nine month periods were primarily driven by the tax rate impact of special gains and charges and discrete tax items, with lesser impacts from the expiration of the U.S. R&D credit and favorable geographic income mix.

The company recognized discrete tax net benefits of $1.9 million during the third quarter of 2014 and discrete tax net expense of $16.3 million during the first nine months of 2014.

Third quarter 2014 discrete tax net benefits were driven primarily by recognizing adjustments from filing the company’s 2013 U.S. federal income tax return, offset partially by the net impact of foreign audit settlements and adjustments.

Discrete tax net expense for the first nine months of 2014 was also impacted by an update to non-current tax liabilities for global tax audits, an adjustment related to the re-characterization of intercompany payments between the company’s U.S. and foreign affiliates, a rate differential on certain prior year shared costs and the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations, which collectively more than offset the net change of valuation allowances based on the realizability of foreign deferred tax assets and benefits from other foreign country audit settlements.

The company recognized discrete tax net benefits of $12.5 million during the third quarter of 2013 and $40.1 million during the first nine months of 2013.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.                   Income Taxes (continued)

Third quarter 2013 discrete tax net benefits were driven primarily by recognizing adjustments from filing the company’s 2012 U.S. federal tax return and the recognition of settlements related to prior year income tax audits, partially offset by the remeasurement of certain deferred tax assets.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2014	2013	2014	2013	2014	2013
Service cost	$16.6	$17.2	$8.5	$9.0	$1.1	$1.5
Interest cost on benefit obligation	22.5	21.2	12.2	11.7	2.7	2.7
Expected return on plan assets	(32.1)	(32.5)	(13.4)	(11.6)	(0.2)	(0.3)
Recognition of net actuarial (gain) loss	5.9	15.6	1.9	2.8	(2.1)	0.2
Amortization of prior service cost (benefit)	(1.7)	(1.7)	0.2	(0.1)	(0.1)	(0.1)
Settlements/curtailments	—	—	—	—	—	—
	$11.2	$19.8	$9.4	$11.8	$1.4	$4.0

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2014	2013	2014	2013	2014	2013
Service cost	$49.8	$51.5	$25.1	$27.0	$3.2	$4.5
Interest cost on benefit obligation	67.5	63.6	37.5	35.2	8.1	8.1
Expected return on plan assets	(96.3)	(97.6)	(41.0)	(34.9)	(0.8)	(0.8)
Recognition of net actuarial (gain) loss	17.7	46.8	5.6	8.5	(6.1)	0.5
Amortization of prior service cost (benefit)	(5.2)	(5.2)	0.4	(0.1)	(0.2)	(0.3)
Settlements/curtailments	—	—	0.1	0.1	—	—
	$33.5	$59.1	$27.7	$35.8	$4.2	$12.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.                   Pension and Postretirement Plans (continued)

As of September 30, 2014, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first nine months of 2014, the company made payments of $6 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $1 million to such plans during the remainder of 2014.

The company contributed $42 million to its international pension benefit plans during the first nine months of 2014. The company currently estimates that it will contribute approximately an additional $11 million to the international pension benefit plans during the remainder of 2014.

During the first nine months of 2014, the company made payments of $13 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $4 million to such plans during the remainder of 2014.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.                   Operating Segments (continued)

Fixed currency amounts for the “Previously Reported” values shown in the following table are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2013. The “Changes in Currency Rates” column reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2014. The “Segment Changes” column reflects the segment changes discussed above. Presenting the “Revised” column at 2014 management rates was done to allow for consistent comparisons against 2014 results.

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

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013

Net Sales
Global Industrial	$1,251.1	$1,219.5	$3,602.7	$3,504.1
Global Institutional	1,125.5	1,086.9	3,195.8	3,092.2
Global Energy	1,089.2	957.2	3,145.0	2,400.3
Other	196.6	183.5	560.2	528.2
Subtotal at fixed currency rates	3,662.4	3,447.1	10,503.7	9,524.8
Effect of foreign currency translation	32.5	36.9	96.0	169.1
Consolidated	$3,694.9	$3,484.0	$10,599.7	$9,693.9

Operating Income
Global Industrial	$175.2	$171.9	$456.7	$433.0
Global Institutional	237.5	225.8	593.0	565.8
Global Energy	174.1	125.1	462.5	306.2
Other	33.0	28.6	84.6	78.0
Corporate	(52.8)	(81.8)	(173.6)	(320.0)
Subtotal at fixed currency rates	567.0	469.6	1,423.2	1,063.0
Effect of foreign currency translation	4.4	6.4	11.3	27.0
Consolidated	$571.4	$476.0	$1,434.5	$1,090.0

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.                   Commitments and Contingencies (continued)

The company is a defendant in six other pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these six suits, two have been certified for class action status. Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. In Cancilla v. Ecolab, U.S. District Court - Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations. The suit also seeks a purported California sub-class for alleged California wage hour law violations and certifications of classes for state law violations in Washington, Colorado, Maryland, Illinois, Missouri, Wisconsin and North Carolina. A third pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in New York, New Jersey, Washington and Pennsylvania alleging violations of state wage hour laws. A fourth pending suit, Schneider v. Ecolab, Circuit Court of Cook County, Illinois, case no. 2014 CH 193, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws. A fifth pending suit, Martino v. Ecolab, Santa Clara County California Superior Court, seeks certification of a California state class of Institutional employees for alleged violations of California wage and hour laws. The Martino case has been removed to the United States District Court for the Northern District of California. A sixth pending suit, LaValley v. Ecolab, United States District Court for the District of Minnesota, seeks certification of a class of Territory Representatives for alleged violations of the FLSA and New York state wage and hour laws.

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

In August 2014, the FASB issued guidance on management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures. The guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The company does not expect the guidance to have an impact on future financial statements.

No other new accounting pronouncements issued or effective has had or is expected to have a material impact on the company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2014, and the related consolidated statements of income and comprehensive income for the three-month and nine-month period ended September 30, 2014 and 2013 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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
October 30, 2014

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

Comparability of Results

Statement of Income Data

Effective in the first quarter of 2014, certain employee-related costs from our recently acquired businesses that were historically presented within cost of sales were revised and reclassified to selling, general and administrative expenses (“SG&A”) on the Consolidated Statement of Income. These immaterial revisions were made to conform with management’s view of the respective costs within the global organizational model. Total costs reclassified were $16.7 million for the third quarter ended September 30, 2013, $60.3 million for the nine months ended September 30, 2013 and $78.9 million for the year ended December 31, 2013.

Results for 2013 have been revised to conform to the current year presentation. The reclassification had no impact on earnings, financial position or cash flows.

Reportable Segments and Operating Units

Effective in the first quarter of 2014, we made immaterial changes to our reportable segments, including the movement of certain customers between reportable segments, reflecting our continued integration of businesses and consistency across our global markets and customers. In addition, we made immaterial changes to the way we measure and report segment operating income by updating the internal allocations of certain supply chain and SG&A expenses related to our centralized functions.

Segment results for 2013 have been revised to conform to the current year presentation. The changes had no impact on our consolidated sales or operating income.

Beginning in the first quarter of 2014, the term “Global” has been removed from the description of our operating units. This change had no impact on the underlying structure of the respective operating units.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparability of Results (continued)

Impact of Acquisitions and Divestitures

Our historical practice for providing growth rates adjusted for acquisitions and divestitures has been to exclude the results of the acquired business from the first twelve months post acquisition and exclude the results of the divested business from the previous twelve months prior to divestiture, thus allowing for a more meaningful period-over-period comparison. Presentation of acquisition adjusted growth rates, with the exception of the Champion transaction, continues to be handled in this way. Specific to the Champion transaction, due to the rapid pace at which the business has been integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is no longer available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for the comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates. Throughout the following MD&A, reference to “acquisition adjusted” growth rates follows the above methodology.

Overview of the Third Quarter Ended September 30, 2014

Third quarter 2014 sales increased 6% compared to third quarter 2013 sales. Third quarter fixed currency sales also increased 6%. Sales growth was led by the Energy and Specialty operating units and the Other segment. The Latin America region had strong gains while North America and Asia Pacific had good results.

Third quarter 2014 operating income and diluted earnings per share attributable to Ecolab increased 20% and 19%, respectively, compared to third quarter 2013 results.

Both 2014 and 2013 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons.

Excluding special (gains) and charges from both 2014 and 2013 results, third quarter 2014 adjusted operating income increased 14% when compared to third quarter 2013 adjusted operating income. Excluding special (gains) and charges and discrete tax items, growth in adjusted diluted earnings per share attributable to Ecolab was strong, increasing 16% in the third quarter of 2014 versus the prior year third quarter.

Sales Performance

As summarized in the tables on pages 44 and 53:

•                  Third quarter 2014 sales increased 6% to $3.7 billion. Fixed currency sales and acquisition adjusted fixed currency sales both also increased 6%.

•                  Fixed currency sales for our Global Industrial segment increased 3% to $1,251 million when comparing third quarter 2014 against third quarter 2013, led by growth in Food & Beverage and Water. Acquisition adjusted fixed currency sales increased 2%.

•                  Third quarter 2014 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 4% to $1,126 million, led by strong growth in Specialty. Institutional reported moderate sales gains.

•                  Fixed currency sales for our Global Energy segment increased 14% to $1,089 million when comparing third quarter 2014 against third quarter 2013. The Champion acquisition was fully annualized as of the third quarter of 2014.

•                  Third quarter 2014 Other segment sales, when measured in fixed rates of currency exchange, increased 7% to $197 million. Both Pest Elimination and Equipment Care had strong sales growth.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Performance

As summarized in the tables on pages 50 through 52:

•                  Third quarter 2014 operating income increased 20% to $571 million compared to third quarter 2013 operating income of $476 million. Excluding the impact of special (gains) and charges from both 2014 and 2013 reported results, 2014 adjusted operating income increased 14% when compared to 2013 adjusted operating income. Currency had a minimal impact on adjusted operating income growth, as adjusted fixed currency operating income also increased 14% when compared to 2013 adjusted fixed currency operating income.

•                  Third quarter 2014 net income attributable to Ecolab increased 18% to $365 million. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted net income attributable to Ecolab increased 16% compared to the prior year’s third quarter.

•                  Third quarter 2014 diluted earnings per share attributable to Ecolab of $1.19 increased 19% compared to the third quarter of 2013. Excluding the impact of special (gains) and charges and discrete tax items from 2014 and 2013 reported results, adjusted diluted earnings per share attributable to Ecolab increased 16% to $1.21 for the third quarter of 2014 compared to $1.04 in the third quarter of 2013.

•                  Our effective income tax rate was 27.3% for the third quarter of 2014 compared to 24.9% for the third quarter of 2013. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2014 and 2013 results, our adjusted effective income tax rate was 27.7% and 28.4% for the third quarter of 2014 and 2013, respectively.

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP net sales	$3,694.9	$3,484.0	6%	$10,599.7	$9,693.9	9%
Effect of foreign currency translation	(32.5)	(36.9)		(96.0)	(169.1)
Non-GAAP fixed currency sales	$3,662.4	$3,447.1	6%	$10,503.7	$9,524.8	10%

As shown in the previous table, foreign currency exchange had a minimal impact on sales growth during the third quarter and first nine months of 2014. The percentage change components of the period-over-period 2014 sales increase are shown below:

	Third Quarter Ended	Nine Months Ended
(percent)	September 30	September 30

Volume	5%	4%
Price changes	1	1
Acquisition adjusted fixed currency sales increase	6	5
Acquisitions & divestitures	—	5
Fixed currency sales increase	6	10
Foreign currency exchange	—	(1)
Total net sales increase	6%	9%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Cost of Sales (“COS”) and Gross Margin

	Third Quarter Ended
	2014		2013
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,970.6	46.7%	$1,866.1	46.4%
Special (gains) and charges	0.8	0.0	6.3	0.2
Non-GAAP adjusted COS and gross margin	$1,969.8	46.7%	$1,859.8	46.6%

	Nine Months Ended
	2014		2013
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$5,699.2	46.2%	$5,216.0	46.2%
Special (gains) and charges	7.9	0.1	23.5	0.2
Non-GAAP adjusted COS and gross margin	$5,691.3	46.3%	$5,192.5	46.4%

Our cost of sales (“COS”) and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.7% and 46.4% for the third quarter of 2014 and 2013, respectively. Our reported gross margin for the first nine months of 2014 and 2013 was 46.2% for both periods. Our third quarter and first nine months of 2014 reported gross margins were negatively impacted by special (gains) and charges of $0.8 million and $7.9 million, respectively. Our third quarter and first nine months of 2013 reported gross margins were negatively impacted by special (gains) and charges of $6.3 million and $23.5 million, respectively. Special (gains) and charges items included within COS are shown within the table on page 46.

Excluding the impact of special (gains) and charges, our third quarter 2014 adjusted gross margin was unchanged at 46.7% and our adjusted gross margin for the first nine months of 2014 was 46.3%. These percentages compared against a third quarter 2013 adjusted gross margin of 46.6% and an adjusted gross margin of 46.4% for the first nine months of 2013.

The small increase in adjusted gross margin when comparing the third quarter of 2014 against the third quarter of 2013 is attributable primarily to pricing gains. For the first nine months of 2014 and 2013, the small decrease in adjusted gross margin was impacted by unfavorable business mix within Global Energy, including the impact of the Champion acquisition, which generally has lower gross margins compared to our other businesses, which more than offset pricing gains.

The impact of acquisitions and divestitures had a minimal impact on adjusted gross margins when comparing the third quarter of 2014 to the third quarter of 2013. Including the impact of acquisitions and divestitures, adjusted gross margins increased 0.4 percentage points for comparable first nine months of 2014 and 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 31.0% for the third quarter of 2014 compared to 32.0% in 2013. For the nine month periods, SG&A expenses were 32.4% of sales in 2014 compared to 33.4% in 2013. The decrease in SG&A to sales ratio during 2014 was driven by sales leverage and net synergies and cost savings.

The net impact of acquisitions and divestitures had minimal impact on the SG&A to sales ratio for the third quarter of 2014 compared to the third quarter of 2013. Including the net impact of acquisitions and divestitures, the SG&A to sales ratio decreased 0.8 percentage points for the first nine months of 2014 compared to the first nine months of 2013.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2014	2013	2014	2013
Cost of sales
Restructuring charges	$0.4	$1.9	$7.5	$5.5
Recognition of inventory fair value step-up	0.4	4.4	0.4	18.0
Subtotal	0.8	6.3	7.9	23.5

Special (gains) and charges
Restructuring charges	6.3	11.9	34.9	75.4
Champion acquisition and integration costs	4.1	10.7	15.8	42.5
Nalco merger and integration costs	2.0	5.3	4.8	13.5
Venezuela currency devaluation	—	(0.1)	—	23.3
Litigation activity, settlements and other gains	(5.4)	—	(25.0)	(3.6)
Subtotal	7.0	27.8	30.5	151.1

Operating income subtotal	7.8	34.1	38.4	174.6

Interest expense, net
Acquisition debt costs	—	—	—	2.5

Net income attributable to noncontrolling interest
Venezuela currency devaluation	—	—	—	(0.5)

Total special (gains) and charges	$7.8	$34.1	$38.4	$176.6

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

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

The pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax) through substantial completion of the Plan in 2015. During 2013, we incurred $27 million ($19 million after tax) of charges related to the Energy Restructuring Plan. Approximately $15 million ($10 million after tax) of charges are expected to occur in 2014.

We anticipate that approximately $60 million of the $80 million pre-tax charges will represent cash expenditures. The remaining pre-tax charges represent estimated asset write-downs and disposals. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

We recorded restructuring charges related to the Energy Restructuring Plan of $1.3 million ($0.7 million after tax) or less than $0.01 per diluted share and $8.4 million ($6.7 million after tax) or $0.02 per diluted share during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we incurred charges of $8.9 million ($5.9 million after tax) or $0.02 per diluted share and $20.6 million ($14.3 million after tax) or $0.05 per diluted share, respectively.

Cash payments under the Energy Restructuring Plan during the first nine months of 2014 were $12.8 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over the next twelve months. We anticipate the remaining cash expenditures will be funded from operating activities.

We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $80 million in 2014, with annual cost savings and synergies of $150 million by the end of 2015. For the first nine months of 2014, the Energy Restructuring Plan has achieved approximately $45 million of savings as compared to 2013.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Restructuring charges (continued)

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce and plant and distribution center locations.

During 2013, we incurred $64 million ($48 million after tax) of charges related to the Combined Plan. We recorded restructuring charges related to the Combined Plan of $5.4 million ($3.3 million after tax) or $0.01 per diluted share and $5.3 million ($2.1 million after tax) or $0.01 per diluted share during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we incurred charges of $33.4 million ($27.0 million after tax) or $0.09 per diluted share and $60.5 million ($42.5 million after tax) or $0.14 per diluted share, respectively.

Through substantial completion of the Combined Plan at the end of 2015, we expect to incur pre-tax charges of approximately $50 million ($40 million after tax) during the remainder of 2014 and 2015.

We anticipate that substantially all of the remaining Combined Plan pre-tax charges will represent net cash expenditures.

Net cash payments under the Combined Plan during the first nine months of 2014 were $51.8 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. Cash payments are expected to continue at a consistent level through the end of the Plan, and subsequently are expected to progressively decline. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

We anticipate cumulative cost savings and synergies from the Combined Plan of at least $335 million in 2014. The 2014 expected savings are consistent with the original goals established under the previously separate plans. For the first nine months of 2014, the Combined Plan has achieved approximately $60 million of savings as compared to 2013.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $4.1 million ($2.7 million after tax) or $0.01 per diluted share and $15.1 million ($10.3 million after tax) or $0.03 per diluted share during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we incurred charges of $15.8 million ($10.2 million after tax) or $0.03 per diluted share and $63.0 million ($44.9 million after tax) or $0.15 per diluted share, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Non-restructuring special (gains) and charges (continued)

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

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred net charges of $2.0 million ($2.0 million after tax), or $0.01 per diluted share and $5.3 million ($3.5 million after tax), or $0.01 per diluted share during the third quarter of 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013, we incurred charges of $4.8 million ($4.0 million after tax) or $0.01 per diluted share and $13.5 million ($9.2 million after tax) or $0.03 per diluted share, respectively.

Nalco related special charges for 2014 and 2013 have been included as a component of special (gains) and charges on the Consolidated Statement of Income, and include integration charges.

Venezuelan currency devaluation

On February 8, 2013, the Venezuelan government devalued the bolivar from 4.30 bolivars to 1 U.S. dollar to 6.30 bolivars to 1 U.S. dollar, resulting in a charge during 2013 of $22.7 million ($16.1 million after tax) or $0.05 per diluted share, due to the remeasurement of the local balance sheet. As a result of the ownership structure in place in Venezuela, we also reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Further details related to Venezuela’s foreign currency are included in the “Global Environment” section of this MD&A, beginning on page 59.

Other special (gains) and charges

We recognized other special gains of $5.0 million ($3.1 million after tax), or $0.01 per diluted share and $24.6 million ($19.5 million after tax), or $0.06 per diluted share during the third quarter and first nine months of 2014, respectively. The gain recognized in the third quarter of 2014 resulted from the consolidation of the Emirates National Chemicals Company LLC (“Emochem”) entity and removal of the corresponding equity method investment. The gains recognized during the first six months of 2014 related to a favorable licensing settlement and other settlement gains.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions and dispositions are included in Note 3.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Operating Income

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP operating income	$571.4	$476.0	20%	$1,434.5	$1,090.0	32%
Special (gains) and charges	7.8	34.1		38.4	174.6
Non-GAAP adjusted operating income	579.2	510.1	14%	1,472.9	1,264.6	16%
Effect of foreign currency translation	(4.4)	(6.4)		(11.3)	(27.0)
Non-GAAP adjusted fixed currency operating income	$574.8	$503.7	14%	$1,461.6	$1,237.6	18%

Reported operating income increased 20% and 32% in the third quarter and first nine months of 2014, respectively, versus the comparable periods of 2013.

Our reported operating income for both 2014 and 2013 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2014 and 2013 reported results, third quarter 2014 adjusted operating income increased 14% when compared against third quarter 2013 adjusted operating income. Our adjusted operating income for the first nine months of 2014 increased 16% when compared against adjusted operating income for the first nine months of 2013. As shown in the previous table, foreign currency had a negative impact on operating income growth during the nine month comparable periods, as adjusted fixed currency operating income increased 18% in the first nine months of 2014. The net impact of acquisitions and divestitures had a minimal impact on our third quarter 2014 adjusted fixed currency operating income growth rate and added approximately 2 percentage points to our first nine months of 2014 adjusted fixed currency operating income growth rate.

The third quarter and first nine months of 2014 adjusted fixed currency operating income increase as compared to 2013 adjusted fixed currency operating income was driven primarily by sales volume increases, pricing gains and net cost savings and synergies.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2014	2013	Change	2014	2013	Change

Reported GAAP interest expense, net	$63.3	$67.0	(6)%	$194.6	$194.7	—
Adjustments:
Special (gains) and charges	—	—		—	2.5
Non-GAAP adjusted interest expense, net	$63.3	$67.0	(6)%	$194.6	$192.2	1%

Reported net interest expense was $63 million in the third quarter of 2014 and $67 million in the third quarter of 2013. Reported net interest expense was $195 million in both the first nine months of 2014 and 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Interest Expense, Net (continued)

Special (gains) and charges did not impact interest expense in 2014, or the third quarter of 2013. Special (gains) and charges during the first nine months of 2013 included the interest expense through the April 2013 close date of the Champion acquisition of our $500 million public debt issued in December 2012, as well as fees to secure term loans and short-term debt, all of which were initiated to fund the Champion acquisition.

The decrease in net interest expense when comparing the third quarter of 2014 against the third quarter for 2013 was driven primarily by lower comparable outstanding debt. Our adjusted net interest expense was comparable across the first nine months of 2014 and 2013, as the benefit of lower interest on our euro denominated borrowings was offset by higher interest on our term loan borrowings, increased net expense related to our hedging program and other interest related fees.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2014	2013	2014	2013

Reported GAAP tax rate	27.3%	24.9%	29.1%	23.6%
Tax rate impact of:
Special gains and charges	0.0	0.7	0.0	1.1
Discrete tax items	0.4	2.8	(1.3)	3.7
Non-GAAP adjusted tax rate	27.7%	28.4%	27.8%	28.4%

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

Our third quarter 2014 reported tax expense included $2.1 million of net tax benefits on special gains and charges and $1.9 million of discrete tax net benefits. For the first nine months of 2014, our reported tax expense included $10.7 million of net tax benefits on special gains and charges and $16.3 million of discrete tax net expense. The corresponding impact of these items to the reported tax rate is shown in the previous table.

Third quarter 2014 discrete tax net benefits were driven primarily by recognizing adjustments from filing our 2013 U.S. federal income tax return, offset partially by the net impact of foreign audit settlements and adjustments.

Discrete tax net expense for the first nine months of 2014 was also impacted by an update to non-current tax liabilities for global tax audits, an adjustment related to the re-characterization of intercompany payments between our U.S. and foreign affiliates, a rate differential on certain prior year shared costs and the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations, which collectively more than offset the net change of valuation allowances based on the realizability of foreign deferred tax assets and benefits from other foreign country audit settlements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2014 (continued)

Provision for Income Taxes (continued)

Our third quarter 2013 reported tax expense included $11.5 million of net tax benefits on special gains and charges and $12.5 million of discrete tax net benefits. For the first nine months of 2013, our reported tax expense included $53.1 million of net tax benefits on special gains and charges and $40.1 million of discrete tax net benefits. The corresponding impact of these items to the reported tax rate is shown in the previous table.

Third quarter 2013 discrete tax net benefits were driven primarily by recognizing adjustments from filing our 2012 U.S. federal tax return and the recognition of settlements related to prior year income tax audits, partially offset by the remeasurement of certain deferred tax assets. Discrete tax net benefits for the first nine months of 2013 were also impacted by the release of a valuation allowance related to the realizability of foreign deferred tax assets, law changes within a foreign jurisdiction, recognition of settlements related to our 2009 through 2010 U.S. income tax returns, the remeasurement of certain deferred tax assets and liabilities and the retroactive extension during first quarter 2013 of the U.S. R&D credit, all of which were partially offset by foreign audit adjustments.

The decrease in the 2014 adjusted effective tax rate compared to 2013 was due primarily to favorable geographic income mix, which more than offset the expired U.S. R&D credit.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30
(millions)	2014	2013	Change	2014	2013	Change
Reported GAAP net income	$364.9	$308.0	18%	$867.3	$680.7	27%
Adjustments:
Special (gains) and charges, net of tax	5.7	22.6		27.7	123.5
Discrete tax net expense (benefits)	(1.9)	(12.5)		16.3	(40.1)
Non-GAAP adjusted net income	$368.7	$318.1	16%	$911.3	$764.1	19%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2014	2013	Change	2014	2013	Change
Reported GAAP diluted EPS	$1.19	$1.00	19%	$2.83	$2.23	27%
Adjustments:
Special (gains) and charges	0.02	0.07		0.09	0.40
Discrete tax net expense (benefits)	(0.01)	(0.04)		0.05	(0.13)
Non-GAAP adjusted diluted EPS	$1.21	$1.04	16%	$2.98	$2.50	19%

Note: Per share amounts in the table above do not necessarily sum due to changes in shares outstanding and rounding.

Currency translation had an insignificant impact on diluted earnings per share for the third quarter of 2014 and an unfavorable impact of approximately $0.03 on diluted earnings per share for first nine months of 2014, compared to the same periods of 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Fixed currency sales and operating income for the third quarter and first nine months of 2014 and 2013 for each of our reportable segments were as follows:

	Net Sales			Net Sales
	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2014	2013	Change	2014	2013	Change

Global Industrial	$1,251.1	$1,219.5	3%	$3,602.7	$3,504.1	3%
Global Institutional	1,125.5	1,086.9	4%	3,195.8	3,092.2	3%
Global Energy	1,089.2	957.2	14%	3,145.0	2,400.3	31%
Other	196.6	183.5	7%	560.2	528.2	6%
Subtotal at fixed currency rates	3,662.4	3,447.1	6%	10,503.7	9,524.8	10%
Effect of foreign currency translation	32.5	36.9		96.0	169.1
Consolidated	$3,694.9	$3,484.0	6%	$10,599.7	$9,693.9	9%

	Operating Income			Operating Income
	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2014	2013	Change	2014	2013	Change

Global Industrial	$175.2	$171.9	2%	$456.7	$433.0	5%
Global Institutional	237.5	225.8	5%	593.0	565.8	5%
Global Energy	174.1	125.1	39%	462.5	306.2	51%
Other	33.0	28.6	15%	84.6	78.0	8%
Corporate	(52.8)	(81.8)		(173.6)	(320.0)
Subtotal at fixed currency rates	567.0	469.6	21%	1,423.2	1,063.0	34%
Effect of foreign currency translation	4.4	6.4		11.3	27.0
Consolidated	$571.4	$476.0	20%	$1,434.5	$1,090.0	32%

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net Sales
Sales at fixed currency (millions)	$1,251.1	$1,219.5	$3,602.7	$3,504.1
Percentage change at fixed currency	3%		3%
Acquisition adjusted percentage change at fixed currency	2%		3%
Percentage change at public currency	2%		1%

Operating Income
Operating income at fixed currency (millions)	$175.2	$171.9	$456.7	$433.0
Percentage change at fixed currency	2%		5%
Acquisition adjusted percentage change at fixed currency	1%		5%
Percentage change at public currency	1%		3%
Operating income margin	14.0%	14.1%	12.7%	12.4%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Net Sales

Fixed currency sales for our Global Industrial segment increased 3% in both the third quarter and first nine months of 2014. As shown in the previous table, acquisitions had a small impact on sales growth for the third quarter of 2014. Sales growth was driven by both volume gains and pricing. Our Water and Food & Beverage operating units led the sales growth for both the third quarter and nine month periods. At a regional level, both the third quarter and nine month periods were impacted by strong growth in Latin America, with modest gains in Asia Pacific, North America and EMEA.

At an operating unit level, Water fixed currency sales increased 4% in both the third quarter and first nine months of 2014 (increase of 3% acquisition adjusted for the third quarter of 2014), led by gains in the heavy and light industries, with modest gains in mining. Food & Beverage fixed currency sales increased 4% in both the third quarter and first nine months of 2014, impacted by continued gains in the dairy, agri and beverage & brewing markets. Paper fixed currency sales decreased 2% (decrease of 3% acquisition adjusted) in the third quarter and were flat (decrease of 1% acquisition adjusted) in the first nine months of 2014, with continued unfavorable impact from low plant utilization at customer locations and other customer plant closures. Textile Care fixed currency sales decreased 4% and 2% in the third quarter and first nine months of 2014, respectively. The sales decrease was impacted by lower sales in EMEA.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 2% for the third quarter and 5% for the first nine months of 2014. As shown in the previous table, acquisitions had a small impact on operating income growth for the third quarter of 2014. The operating income margin decreased 0.1 percentage points in the third quarter and increased 0.3 percentage points in the first nine months of 2014. Fixed currency operating income growth benefited from pricing gains and sales volume growth, with the mixed results in operating income margins impacted by underlying business mix changes, particularly within our Paper operating unit.

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net Sales
Sales at fixed currency (millions)	$1,125.5	$1,086.9	$3,195.8	$3,092.2
Percentage change at fixed currency	4%		3%
Acquisition adjusted percentage change at fixed currency	4%		4%
Percentage change at public currency	4%		3%

Operating Income
Operating income at fixed currency (millions)	$237.5	$225.8	$593.0	$565.8
Percentage change at fixed currency	5%		5%
Acquisition adjusted percentage change at fixed currency	6%		5%
Percentage change at public currency	5%		4%
Operating income margin	21.1%	20.8%	18.6%	18.3%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Net Sales

Fixed currency sales for our Global Institutional segment increased 4% in the third quarter of 2014 and 3% in the first nine months of 2014. As shown in the previous table, divestitures had a small impact in sales growth for the first nine months of 2014. Sales growth was driven by both volume gains and pricing. Our Specialty and Institutional operating units showed strong and moderate sales growth, respectively, for both the third quarter and nine month periods. At a regional level, both the third quarter and nine month periods were led by good growth in Latin America, Asia Pacific and North America which collectively offset lower sales in EMEA.

At an operating unit level, Institutional fixed currency sales increased 3% in both the third quarter and first nine months of 2014 (increase of 4% for the third quarter of 2014 when adjusting for a small divestiture), led by sales initiatives, targeting new accounts and effective product programs. Demand from lodging customers increased moderately while foodservice foot traffic remained soft. Specialty fixed currency sales increased 9% in the third quarter of 2014 and 8% in the first nine months of 2014. Our quick service and food retail businesses both continued to produce solid sales gains. Healthcare fixed currency sales decreased 1% in the third quarter of 2014 and were flat for the first nine months of 2014, as new accounts and product penetration were negatively impacted by slow overall market trends.

Operating Income

Fixed currency operating income for our Global Institutional segment increased 5% for both the third quarter and first nine months of 2014. As shown in the previous table, divestitures had a small impact on operating income growth for the third quarter of 2014. Our operating income margin increased 0.3 percentage points in both the third quarter of 2014 and the first nine months of 2014. The increase in fixed currency operating income and improved operating income margin were driven primarily by the impact of pricing gains and sales volume increases.

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net Sales
Sales at fixed currency (millions)	$1,089.2	$957.2	$3,145.0	$2,400.3
Percentage change at fixed currency	14%		31%
Acquisition adjusted percentage change at fixed currency	14%		10%
Percentage change at public currency	13%		29%

Operating Income
Operating income at fixed currency (millions)	$174.1	$125.1	$462.5	$306.2
Percentage change at fixed currency	39%		51%
Acquisition adjusted percentage change at fixed currency	42%		39%
Percentage change at public currency	37%		48%
Operating income margin	16.0%	13.1%	14.7%	12.8%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Net Sales

Fixed currency sales for our Global Energy segment increased 14% in the third quarter of 2014 and 31% in the first nine months of 2014. The Champion acquisition fully annualized as of the third quarter of 2014. However, full year sales growth comparability continues to be impacted, as acquisition adjusted fixed currency sales increased 10% during the first nine months of 2014, largely impacted by volume gains.

The increase in acquisition adjusted fixed currency sales reflected double-digit growth in our upstream business, led by a strong international performance and good growth in North America. Deepwater and on-shore conventional sources continued to produce solid results. Sales growth in our downstream business resulted from improved international performance and continued market share gains in North America.

Operating Income

Fixed currency operating income for our Global Energy segment increased 39% for the third quarter of 2014 and 51% for the first nine months of 2014, with continued impact from the Champion acquisition on the comparable nine month periods. Our operating income margin increased 2.9 percentage points in the third quarter and 1.9 percentage points in the first nine months of 2014. Acquisition adjusted fixed currency operating income increased 42% in the third quarter and 39% in the first nine months of 2014, with the operating income margin adjusted for acquisitions increasing 3.1 percentage points for the third quarter and first nine months of 2014.

The strong increase in acquisition adjusted fixed currency operating income and operating income margin gains were largely driven by sales volume increases and business mix changes, with the corresponding impact to operating income. The majority of the remainder of the increase can be attributed to the impact of pricing gains and synergies.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2014	2013	2014	2013

Net Sales
Sales at fixed currency (millions)	$196.6	$183.5	$560.2	$528.2
Percentage change at fixed currency	7%		6%
Acquisition adjusted percentage change at fixed currency	7%		6%
Percentage change at public currency	8%		6%

Operating Income
Operating income at fixed currency (millions)	$33.0	$28.6	$84.6	$78.0
Percentage change at fixed currency	15%		8%
Acquisition adjusted percentage change at fixed currency	16%		9%
Percentage change at public currency	17%		9%
Operating income margin	16.8%	15.6%	15.1%	14.8%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Net Sales

Fixed currency sales for our Other segment increased 7% in the third quarter and 6% in the first nine months of 2014, driven by both volume gains and pricing. At a regional level, both the third quarter and nine month periods were led by strong growth in Asia Pacific and Latin America. North America and EMEA had good gains.

At an operating unit level, Pest Elimination fixed currency sales increased 6% in the third quarter of 2014 and 5% in the first nine months of 2014, impacted by gains in the food and beverage and foodservice markets. Equipment Care sales increased 10% in the third quarter of 2014 and 9% in the first nine months of 2014, driven largely by increases from service and installed parts sales. Direct parts sales showed improving trends, increasing in both the quarter and year to date periods.

Operating Income

Fixed currency operating income for our Other segment increased 15% for the third quarter and 8% in the first nine months of 2014. As shown in the previous table, acquisitions had a small impact on operating income growth for the third quarter and first nine months of 2014. Our operating income margin increased 1.2 percentage points in the third quarter and 0.3 percentage points in the first nine months of 2014. Fixed currency operating income results and the corresponding operating income margins were impacted largely by pricing gains and sales volume growth.

Corporate

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger and in 2013 it also included certain integration costs for both the Nalco and Champion transactions. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 46.

Financial Position and Liquidity

Financial Position

Total assets were $19.7 billion as of September 30, 2014, compared to total assets of $19.6 billion at December 31, 2013. The increase in assets from acquisitions and ongoing business activities was offset by intangible amortization and the negative impact of foreign currency exchange rates on the value of our international assets.

Total liabilities were $11.9 billion and $12.2 billion as of September 30, 2014 and December 31, 2013, respectively. Total debt was $6.8 billion as of September 30, 2014 and $6.9 billion as of December 31, 2013. The ratio of total debt to capitalization (total debt plus total equity) was 47% at September 30, 2014 compared to 48% at December 31, 2013. We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

Cash Flows

Cash provided by operating activities totaled $1,145 million for the first nine months of 2014 compared to $929 million for the first nine months of 2013.

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

Cash used for investing activities was $565 million for the first nine months of 2014 compared to $1.9 billion for the first nine months of 2013.

The fluctuation across the periods is driven primarily by business acquisitions. During the first nine months of 2014, acquisitions included AkzoNobel’s Purate business, AK Kraus & Hiller Schädlingsbekämpfung and the chemical division of AKJ Industries. Acquisitions during the first nine months of 2013 included Champion, Quimiproductos S.A. de C.V. and OOO Master Chemicals. See Note 3 for further information on our business acquisition activity.

Cash used by financing activities was $714 million for the first nine months of 2014 compared to cash provided by financing activities of $194 million for the first nine months of 2013.

Our 2014 financing activities included repayments of $100 million, $150 million and $150 million of term loan borrowings in February, April and September 2014, respectively. Our 2013 financing activities included $900 million of term loan borrowings initiated in connection with the Champion transaction, as well as $338 million of long-term debt repayments, which included the redemption of debt acquired through the Champion transaction as well as $100 million repayments of term loan borrowings. During the first nine months of 2014, net issuances and repayments of commercial paper and notes payable led to a net increase of $310 million, compared to a net decrease of $91 million in 2013.

We reacquired shares of $341 million and $229 million during the first nine months of 2014 and 2013, respectively. Cash payments for dividends are comparably higher for the first nine months of 2014 as the dividend declared in December 2013 was paid in January 2014, whereas the dividend declared in December 2012 was paid in December 2012.

The first nine months of 2014 includes an acquisition related contingent consideration payment of $86 million made to Champion’s former shareholders.

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

As of September 30, 2014, we had $198 million of cash and cash equivalents on hand, of which $186 million was held outside of the U.S.

As of September 30, 2014 we had a $1.5 billion multi-year credit facility, which expires in September 2016. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of September 30, 2014 or December 31, 2013.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (continued)

The credit facility supports our $1.5 billion US commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $1.5 billion. As of September 30, 2014, we had $630 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.3%, and no amounts outstanding under our European commercial paper program. As of September 30, 2014, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

As of September 30, 2014, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (negative outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2013 disclosed total notes payable and long-term debt due within one year of $861 million. As of September 30, 2014, the total notes payable and long-term debt due within one year increased to $1.9 billion. The increase reflected additional commercial paper borrowing during 2014 and the short-term debt classification of our $250 million Senior Notes due in February 2015 and our $500 million Senior Notes due in August 2015.

We repaid $100 million, $150 million and $150 million of term loan borrowings in February, April and September 2014, respectively.

Our gross liability for uncertain tax positions was $94 million as of September 30, 2014 and $99 million as of December 31, 2013. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

In 2013, the Venezuelan government created a new foreign exchange mechanism known as the SICAD 1. It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions under SICAD 1. As of August 31, 2014, the fiscal quarter end for our international operations, the SICAD 1 exchange rate closed at 11.5 bolivars to 1 U.S. dollar. We do not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of CADIVI with a new foreign currency administration, CENCOEX. As of August 31, 2014, we have $102 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. During the nine month period ended August 31, 2014, we continued to obtain approvals and authorization to pay amounts at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. As we believe the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remains legally available to us and we continue to transact at this rate, we intend to continue to remeasure the net monetary assets of our Venezuela subsidiaries at this rate.

In March 2014, the Venezuelan government introduced SICAD 2, an additional currency exchange auction mechanism. At August 31, 2014, the SICAD 2 exchange rate closed at 49.97 bolivars to 1 U.S. dollar. We do not use the SICAD 2 rate, but are evaluating whether we will use the SICAD 2 currency exchange mechanism in future periods.

If we determine our net monetary assets should be remeasured utilizing the SICAD 2 rate in a subsequent period, we could recognize a currency devaluation pre-tax loss of approximately $90 million based on the August 31, 2014 rates and net monetary assets. This loss would be a component of special (gains) and charges within our Consolidated Statement of Income.

Net sales within Venezuela are approximately 1% of our consolidated net sales. Assets held in Venezuela at August 31, 2014 represented less than 2% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events

In September 2014, subsequent to our third quarter end for international operations, we acquired certain assets in Turkey. The transaction is not significant to our operations.

In September 2014, subsequent to our third quarter end for international operations, we entered into a series of euro denominated forward starting swap agreements to hedge against changes in interest rates that could impact a future debt issuance.

In September 2014, subsequent to our third quarter end for international operations, we entered into a forward contract with a notional amount of euro 495 million to hedge future foreign currency exposures.

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted cost of sales, adjusted gross margin, adjusted operating income, adjusted fixed currency operating income, acquisition adjusted fixed currency operating income, adjusted net interest expense, adjusted net income and adjusted diluted earnings per share, which exclude special (gains) and charges and discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

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

Acquisition adjusted growth rates generally exclude the results of any acquired business from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture. Champion is an exception. Due to the rapid pace at which the business has been integrated within our Global Energy segment, including all customer selling activity, discrete financial data specific to the legacy Champion business is no longer available post acquisition. As such, to allow for the most meaningful period-over-period comparison, specific to the Champion transaction, Champion’s results for the comparable period of the prior year have been included for purposes of providing acquisition adjusted growth rates.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 44-52.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning the timing, scope, costs, cash expenditures, timing of cash payments, benefits and headcount impact of our restructuring initiatives; synergies; utilization of recorded restructuring liabilities; payment of contingent consideration; contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases and dividends; the impact of new accounting pronouncements; the impact of potential lawsuits or claims; payment of litigation settlement funds; gross liability for uncertain tax positions and payments related thereto; timing of hedged transactions; borrowing capacity; potential additional devaluation of Venezuelan currency; the impact of delay or shutdown of Kashagan operations; global market risk; future cash flow; cash requirements and sources of funding; anticipated future debt issuances; and nonperformance of financial counterparties.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements (continued)

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

Item 4.                                 Controls and Procedures

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2014, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                        Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 36, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 28, 2014, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on pages 62-63 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factors.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Other regions of the world, including emerging market areas, also expose us to foreign currency risk. For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013, and as discussed on page 60 of this Form 10-Q, we may experience the recognition of a currency devaluation loss in future periods in the event we utilize current or future foreign exchange mechanisms established by the Venezuelan government. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

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

Item 2.                                                        Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1-31, 2014	475	$109.4101	0	9,886,298
August 1-31, 2014	33,567	$109.3740	0	9,886,298
September 1-30, 2014	5,780	$115.3251	0	9,886,298
Total	39,822	$110.2382	0	9,886,298

(1)                   Represents 39,822 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on August 23, 2011, the Finance Committee, via delegation by our Board of Directors, authorized the repurchase of up to an additional 10,000,000 shares contingent upon completion of the merger with Nalco.  We intend to repurchase all shares under this remaining authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Item 4.                                                        Mine Safety Disclosures

Not applicable.

Item 6.                                                         Exhibits

(a) The following documents are filed as exhibits to this report:

(10.1) Documents comprising global Commercial Paper Programs:

U.S. $1,500,000,000 U.S. Commercial Paper Program

(a)   Form of Commercial Paper Dealer Agreement for 4(a)(2) Program dated as of September 22, 2014. The dealers for the program are Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and Wells Fargo Securities, LLC.

(b) Commercial Paper Issuing and Paying Agency Agreement dated as of September 22, 2014 between Ecolab Inc. and Deutsche Bank Trust Company Americas as Issuing and Paying Agent.

(c) Corporate Commercial Paper — Master Note dated September 22, 2014, together with Annex thereto.

(10.2)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated effective February 27, 2014.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: October 30, 2014	By:	/s/Bryan L. Hughes
Bryan L. Hughes
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing

(10.1)	Documents comprising global Commercial Paper Programs: U.S. $1,500,000,000 U.S. Commercial Paper Program

(a)         Form of Commercial Paper Dealer Agreement for 4(a)(2) Program dated as of September 22, 2014. The dealers for the program are Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and Wells Fargo Securities, LLC.

Filed herewith Electronically

	(b) Commercial Paper Issuing and Paying Agency Agreement dated as of September 22, 2014 between Ecolab Inc. and Deutsche Bank Trust Company Americas as Issuing and Paying Agent.	Filed herewith Electronically

	(c) Corporate Commercial Paper — Master Note dated September 22, 2014, together with Annex thereto.	Filed herewith electronically

(10.2)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated effective February 27, 2014.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 8, 2014.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically

(32.1)	Section 1350 Certifications.	Filed herewith electronically

(101.1)	Interactive Data File.	Filed herewith electronically