Form 10-K
period 2014-12-31
ECOLAB INC
filed 2015-02-27
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014	Commission File No. 1-9328

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	41-0231510 (I.R.S. Employer Identification No.)
370 Wabasha Street North, St. Paul, Minnesota (Address of principal executive offices)	55102 (Zip Code)

Registrant’s telephone number, including area code:  1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2014:

$33,229,723,000 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $111.24 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2015:  299,250,034 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.              Portions of the registrant’s Annual Report to Stockholders for the year ended December 31, 2014 (hereinafter referred to as “Annual Report”) are incorporated by reference into Parts I and II.

2.              Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2015 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2014 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

PART I

Except where the context otherwise requires, references in this Form 10-K to “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” incorporated by reference into Item 7 of this Form 10-K,  contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements include: amount, funding and timing of cash expenditures, scope, timing, costs, benefits, synergies and headcount impact of our restructuring initiatives; utilization of recorded restructuring liabilities; capital investments and strategic business acquisitions; share repurchases; impact of Venezuela currency re-measurement; payments under operating leases; borrowing capacity; global market risk; impact of oil price fluctuations and expectations concerning production at certain projects;  targeted credit rating metrics; long-term potential of our business; impact of changes in exchange rates and interest rates; leveraging and simplifying global supply chain; losses due to concentration of credit risk; recognition of share-based compensation expense; future benefit plan payments; amortization expense; benefits of and synergies from the Champion transaction; bad debt experiences and customer credit worthiness; disputes, claims and litigation; environmental contingencies; returns on pension plan assets; future cash flow and uses for cash; dividends; debt repayments; contributions to pension and postretirement healthcare plans; liquidity requirements and borrowing methods; impact of credit rating downgrade; impact of new accounting pronouncements; tax deductibility of goodwill; non-performance of counterparties; and income taxes, including valuation allowances, loss carryforwards, unrecognized tax benefits and uncertain tax positions.  Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us.  These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.  Some of the factors which could cause results to differ from those expressed in any forward-looking statement are set forth under Item 1A of this Form 10-K, entitled Risk Factors.

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924.  Our fiscal year is the calendar year ending December 31.

In 2014, we took several actions to continue to build our business, including those set forth below and additional actions set forth under the heading “2014 Activity” in Note 4 located on page 44 of the Annual Report, and incorporated herein by reference.

•                  In December 2013, subsequent to our fiscal year end for international operations, we completed the acquisition of AkzoNobel B.V.’s Purate business which specializes in global antimicrobial water treatment.  Pre-acquisition annual sales of the business were approximately $23 million. The acquired business became part of our Global Industrial reportable segment during the first quarter of 2014 (see Item 1(c) below for a discussion of our reportable segments).

•                  In July 2014, we acquired the chemical division of AKJ Industries, a leading provider of chemical solutions in the coal industry.  Pre-acquisition annual sales of the business were approximately $21 million.  The business became part of our Global Industrial reportable segment during the third quarter of 2014.

•                  In November 2014, we acquired the dairy hygiene chemical businesses of EXL Laboratories, LLC and Hyprod Canada, providers of cleaning and sanitizing products for use on dairy farms in the U.S. and Canada.  Pre-acquisition annual sales of the businesses were approximately $25 million.  The business became part of our Global Industrial reportable segment during the fourth quarter of 2014.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments and Geographic Information” in Note 17, located on pages 61 through 63 of the Annual Report, is incorporated herein by reference.

Item 1(c) Narrative Description of Business.

General

With 2014 sales of $14 billion, we are the global leader in water, hygiene and energy technologies and services that protect people and vital resources.  We deliver comprehensive programs and on-site services to ensure safe food, maintain clean environments, optimize water and energy use and improve operational efficiencies for customers in the food, energy, healthcare, industrial and hospitality markets in more than 170 countries.  Our cleaning and sanitizing programs and products, pest elimination services, and equipment maintenance and repair services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors.  Our products and technologies are also used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining and other industrial processes.

We pursue a “Circle the Customer — Circle the Globe” strategy by providing an array of programs, products and services which serve our customer base, and do so on a global basis to meet the needs of our customers’ various operations around the world.  Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our reportable segments.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2014, as incorporated by reference into Part II of this Form 10-K.  Eight of our ten operating units have been aggregated into three reportable segments, Global Industrial, Global Institutional and Global Energy. Our two operating units that are primarily fee-for-service have been combined into the Other segment. We report the Other segment as a reportable segment as we consider the information regarding its two underlying operating units as useful in understanding our consolidated results.

Global Industrial

This reportable segment consists of the Water, Food & Beverage, Paper and Textile Care operating units.  It provides water treatment and process applications, and cleaning and sanitizing solutions primarily to large industrial customers within the manufacturing, food and beverage processing, chemical, mining and primary metals, power generation, pulp and paper, and commercial laundry industries. The underlying operating units exhibit similar manufacturing processes, distribution methods and economic characteristics.  Descriptions of the four operating units which comprise our Global Industrial segment follow below.

Water:  Our Water business serves customers across industrial and institutional markets, with the exception of the pulp and paper industry which is serviced by our Paper business and the energy industries which are served by our Energy business.  Within Water, we serve customers in the aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage and medium and light manufacturing, as well as institutional clients such as hospitals, universities, commercial buildings and hotels. We provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, membrane treatments, coagulants and flocculants, and anti-foams, as well as our 3D TRASARTM technology, which combines chemistry, remote services and monitoring and control. Typically, water savings, energy savings, maintenance and capital expenditure avoidance are among the primary sources of value to our customers, with product quality and production enhancement improvements also providing a key differentiating feature for many of our offerings.

Our Water business provides water treatment products and programs for cooling water, boiler water, process water and waste water applications.  Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems.  We provide integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist the production of potable water or water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness.  Our offerings are sold primarily by our corporate account and field sales employees.

We believe that we have the leading market position world-wide among suppliers of products and programs for chemical treatment applications for industrial water treatment.

Food & Beverage:  Our Food & Beverage business addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption.  Food & Beverage provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors.  Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination.  Food & Beverage also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base.  Products for use on farms are sold through dealers and independent, third-party distributors, while products for use in processing facilities are sold primarily by our corporate account and field sales employees.

We believe that we are the leading supplier world-wide of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries.

Paper:  Our Paper business provides water and process applications for the pulp and paper industries.  Our Paper segment offers a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel.  Paper provides its customers the same types of products and programs for water treatment and wastewater treatment as those offered by Water.  Also, Paper offers two additional specialty programs—pulp applications and paper applications.  Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper process applications focus on improving our customers’ operational efficiency.  Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids, and digester yield enhances.  Our offerings are sold primarily by our field sales employees.

We believe that we are one of the leading suppliers world-wide of water treatment products and process aids to the pulp and papermaking industry.

Textile Care:  Our Textile Care business provides products and services that manage the entire wash process through custom designed programs, premium products, dispensing equipment, water and energy management, and real time data management for large scale, complex commercial operations including uniform rental, hospitality, linen rental and healthcare laundries.  Textile Care’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing the customers’ overall operating cost.  Products and programs are marketed primarily through field sales employees and, to a lesser extent, through distributors.

We believe that our Textile Care business is one of the leading suppliers world-wide in the laundry markets in which we compete.

Global Institutional

This reportable segment consists of the Institutional, Specialty and Healthcare operating units.  It provides specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, healthcare, government and education and retail industries.  The underlying operating units exhibit similar manufacturing processes, distribution methods and economic characteristics.  Descriptions of the three operating units which comprise our Global Institutional segment follows below.

Institutional: Our Institutional business sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations, for on premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions, as well as food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries.  Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities.  Institutional develops various chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers.  In addition, the Institutional operating unit markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance.  Through our EcoSure Food Safety Management business, Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice operations.

Institutional sells its products and programs primarily through Company-employed field sales personnel.  In addition, corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers.  We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers for accounts that prefer to purchase through these distributors.  Many of these distributors also participate in marketing our product and service offerings to the end customers.  Through our Company-employed field sales and service personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers.

We believe that we are the leading global supplier of warewashing and laundry products and programs to the food service and hospitality markets.

Specialty:  Our Specialty operating unit supplies cleaning and sanitizing chemical products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores).  Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Kay” and “Ecolab” brand names.  Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor costs and enhance user and guest safety.  A number of product dispensing options are available for products in the core product range.  Specialty supports its product sales with employee training programs and technical support designed to meet the special needs of its customers.

Both Specialty’s QSR business and its food retail business utilize a corporate account sales force which establishes relationships and negotiates contracts with customers at the corporate headquarters and regional office levels (and, in the QSR market segment, at the franchisee level) and a field sales force which provides program support at the individual restaurant or store level.  Customers in the QSR market segment are primarily supplied through third party distributors while most food retail customers utilize their own distribution networks. While Specialty’s customer base has grown over the years, Specialty’s business remains largely dependent upon a limited number of major QSR chains and franchisees and large food retail customers.

We believe that Specialty is the leading supplier of cleaning and sanitizing products to the global QSR market and a leading supplier of cleaning and sanitizing products to the global food retail market.

Healthcare: Our Healthcare business provides infection prevention, surgical solutions and contamination control solutions to acute care hospitals, surgery centers, medical device OEM manufacturers, and pharmaceutical and hospital clean room environments.  Healthcare’s proprietary infection prevention and surgical solutions (hand hygiene, hard surface disinfection, instrument cleaning, patient drapes, equipment drapes and surgical fluid warming and cooling systems) are sold primarily under the “Ecolab” and “Microtek” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  Healthcare sells its products and programs primarily through Company-employed field sales personnel and corporate account personnel but also sells through healthcare distributors.

We believe Healthcare is a leading supplier of infection prevention and surgical solutions in the United States and Europe.

Global Energy

This reportable segment, which operates under the Nalco Champion name, consists of the Energy operating unit.  It serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Our Energy business provides on-site, technology-driven solutions to the global drilling, oil and gas production, refining, and petrochemical industries.  Our product and service portfolio includes corrosion inhibitors, scale control additives, biocides, cleaners, hydrate control, hydrogen sulfide scavengers, oil dispersants, asphaltene and paraffin control, foamers and anti-foams, flow assurance, oil/water separation, heavy crude desalting, monomer inhibitors, anti-oxidants, fuel and lubricant additives, air emission control and combustion efficiency, and traditional water treatment.  Our customers include nearly all of the largest publicly traded oil companies, as well as national oil companies and large independent oil companies.  Our Energy offerings are sold primarily by our corporate account and field sales employees.  The Energy business operates an Upstream group composed of our WellChem, Oilfield Chemicals and Enhanced Oil Recovery businesses and a Downstream refinery and petrochemical processing business.

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

We believe Energy has a leading market position in the geographic markets it serves.

Other

The Other segment consists of the Pest Elimination and Equipment Care operating units.  It provides pest elimination and kitchen repair and maintenance, with its two operating units that are primarily fee-for-service businesses. In general, these businesses provide service which can augment or extend our product offerings to our business customers as a part of our “Circle the Customer” approach and, in particular, by enhancing our food safety capabilities.

Pest Elimination:  Pest Elimination provides services designed to detect, eliminate and prevent pests, such as rodents and insects, in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers.  The services of Pest Elimination are sold and performed by Company-employed field sales and service personnel.

Our Pest Elimination business continues to expand its geographic coverage.  In addition to the United States, which constitutes the largest operation, we operate this business in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France, the United Kingdom, Greater China and Brazil.

We believe Pest Elimination is one of the leading suppliers of pest elimination programs to the commercial, hospitality and institutional markets in the geographies we serve.

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

We believe that Equipment Care is a leading provider of equipment maintenance and repair programs to the commercial food service industry in the United States locations in which we compete.

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

Competition: In general, the markets in which the businesses in our Global Industrial segment compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our businesses in this segment compete on the basis of their demonstrated value, technical expertise, chemical formulations, customer support, detection equipment, monitoring services, and dosing and metering equipment.

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

Number of Employees: We had approximately 47,000 employees as of December 31, 2014.

Customers and Classes of Products:  We believe that our business is not materially dependent upon a single customer.  Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our 2014 consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position.  No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional segment which comprised 10% or more of consolidated net sales in any of the last three years.  Sales of warewashing products were approximately 10% and 11% of consolidated net sales in 2013 and 2012, respectively.

Patents and Trademarks:  We own and license a number of patents, trademarks and other intellectual property.  While we have an active program to protect our intellectual property by filing for patents or trademarks, and pursuing legal action, when appropriate, to prevent infringement, we do not believe that our overall business is materially dependent on any individual patent or trademark except patents related to our TRASAR and 3D TRASAR technology, which are material to our Water and Paper segments, and trademarks related to Ecolab, Nalco Company and 3D TRASAR.  The Ecolab trademarks are material to the Global Industrial, Global Institutional and Other segments and the Nalco trademarks are material to the Water, Paper and Energy businesses.  The 3D TRASAR trademarks predominantly relate to our Water and Paper segments.  U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024. The Ecolab, Nalco Company and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

Seasonality:  We experience variability in our quarterly operating results due to seasonal sales volume and business mix fluctuations in our operating segments.  Note 18, entitled “Quarterly Financial Data” located on page 63 of the Annual Report, is incorporated herein by reference.

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

Raw Materials:  Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, alcohols, amines, fatty acids, surfactants, solvents, monomers and polymers.  Healthcare purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets.  Pesticides used by our Pest Elimination business are purchased as finished products under contract or purchase order from the producers or their distributors.  We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems.  We purchase more than 9,000 raw materials, with the largest single raw material representing less than 2% of raw material purchases.  Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally.  When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels.

Research and Development:  Our research and development program consists principally of developing and validating the performance of new products, processes, techniques and equipment, improving the efficiency of existing ones, improving service program content, evaluating the environmental compatibility of products and technical support. Key disciplines include analytical and formulation chemistry, microbiology, process and packaging engineering, remote monitoring engineering and product dispensing technology.  Substantially all of our principal products have been developed by our research, development and engineering personnel. At times, technology has also been licensed from third parties to develop offerings.

We believe that continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Note 14, entitled “Research Expenditures” located on page 54 of the Annual Report, is incorporated herein by reference.

Joint Ventures: Over time, certain of our business units have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers.  In particular, our Energy and Water businesses are parties to numerous joint ventures, though many of our other business units also conduct some business through joint ventures.  During 2014, the impact on our consolidated net income of our joint ventures, in the aggregate, was less than two percent.  The table below identifies our most significant consolidated and non-consolidated joint ventures, summarized by the primary purpose of the joint venture.

Local Ownership Requirements / Geographic Expansion

Joint Venture	Location	Segment
Nalco Angola Prestaca de Servicos, Limitada	Angola	Global Energy
Nalco Saudi Co. Ltd.	Saudi Arabia	Global Energy, Global Industrial
Rauan Nalco LLP	Kazakhstan	Global Energy
Emirates National Chemicals Company LLC	United Arab Emirates	Global Energy
Ecolab SA	Venezuela	Global Institutional, Global Industrial
Malaysian Energy Chemical & Services Sdn. Bhd.	Malaysia	Global Energy
Champion Dai-ichi Technologies India	India	Global Energy
Nalco Champion EG Sarl	Equatorial Guinea	Global Energy
AGS Champion LLP	Kazakhstan	Global Energy

Operational Scale / Geographic Critical Mass

Joint Venture	Location	Segment
Katayama Chemical	Japan	Global Industrial

Technology / Expanded Product Offering / Manufacturing Capability

Joint Venture	Location	Segment
Treated Water Outsourcing	United States	Global Industrial
Derypol	Spain	Global Industrial
Kogalym Chemicals Plant LLC	Russia	Global Energy
CJSC Nalco Element JV	Russia	Global Energy
Century LLC	United States	Global Institutional
OWT Oil-Water Treatment Services B.V.	Netherlands	Global Energy
TIORCO, LLC	Global	Global Energy
Ledcor National Services Ltd.	Canada	Global Energy

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

Ingredient Legislation:  Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California.  Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Maryland, Massachusetts, Minnesota, Oregon and South Carolina.  Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in recent years have been considered by several other state legislatures.  Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states including California and New York are considering further regulations in this area.  The California Safer Consumer Products Act regulations became effective in 2013 and focus on ingredients in consumer products that have the potential for widespread public exposure.  The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”) program.  DfE has three broad areas of work (recognition of safer products on a DfE label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees.  Our Institutional cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern.  To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications.  Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

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

Pesticide and Biocide Legislation: Various international, federal and state environmental laws and regulations govern the manufacture and/or use of pesticides. We manufacture and sell certain disinfecting, sanitizing and material preservation products that kill or reduce microorganisms (bacteria, viruses, fungi) on hard environmental surfaces, in process fluids and on certain food products. Such products constitute “pesticides” or “antimicrobial pesticides” under the current definitions of the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as amended by the Food Quality Protection Act of 1996, the principal federal statute governing the manufacture, labeling, handling and use of pesticides. We maintain several hundred product registrations with the U.S. Environmental Protection Agency (“EPA”). Registration entails the necessity to meet certain efficacy, toxicity and labeling requirements and to pay on-going registration fees. In addition, each state in which these products are sold requires registration and payment of a fee. In general, the states impose no substantive requirements different from those required by FIFRA. However, California and certain other states have adopted additional regulatory programs, and California imposes a tax on total pesticide sales in that state. While the cost of complying with rules as to pesticides has not had a material adverse effect on our consolidated results of operations, financial condition, or cash flows to date, the costs and delays in receiving necessary approvals for these products continue to increase. Total fees paid to the EPA and the states to obtain or maintain pesticide registrations, and for the California tax, were approximately $4.6 million in 2014 and $4.2 million in 2013.

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

In addition, our Pest Elimination business applies restricted-use pesticides that it generally purchases from third parties. That business must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides. Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations. We have not experienced material difficulties in complying with these requirements.

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

Medical Device and Drug Product Requirements:  As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products.  These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products.  We also are required to register with the FDA as a medical device manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities.  Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark”, an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/EE and ISO 13485).  We have CE mark approval to sell various medical device and medicinal products in Europe.  Our other international non-European operations also are subject to government regulation and country-specific rules and regulations.  Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products.  No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Other Environmental Legislation; Capital Expenditures: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water.  The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2013/19/EU) and restrictive substances (RoHS Directive 2011/65/EU).  Similar legal requirements apply to Ecolab’s facilities globally.  We make capital investments and expenditures to comply with environmental laws and regulations, to ensure employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $53 million in 2014 and $15 million in 2013, with the increase in 2014 over 2013 due to annualization of capital spend related to acquisitions and focus on safety in worldwide company-owned plants and warehouses.  Approximately $63 million has been budgeted globally for projects in 2015.  The increase in 2015 over 2014 is due to continued spending on process safety matters throughout the Company, including facilities acquired in connection with the Champion transaction.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (“GHG”) emissions. None of these laws and regulations directly apply to Ecolab at the present time; however, as a matter of corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth and competitiveness. We are committed to reducing our carbon footprint.  To help manage risks related to GHG emissions and identify cost-effective reduction opportunities, Ecolab joined EPA’s Climate Leaders program in 2005.  Though EPA announced in 2010 that it was dissolving the program, Ecolab has continued with much of its work to reduce its carbon footprint. In 2014, we received a Climate Leadership Award, co-sponsored by EPA, recognizing Ecolab for achieving an absolute global greenhouse gas emissions reduction of more than 12.5 percent (22.4 percent intensity reduction).

Our current global sustainability targets were established in 2014. They include a 25 percent reduction in effluent discharge and waste, a 20 percent reduction in water use and a 10 percent reduction in greenhouse gas emissions by 2017. In addition to our internal sustainability performance, we partner with customers at more than 1.3 million customer locations around the world to reduce energy and greenhouse gas emissions through our high-efficiency solutions in cleaning and sanitation, water, paper and energy services.  These actions directly reduce greenhouse gas emissions by lessening the demand for energy.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 25 sites in the United States. Additionally, we have similar liability at nine sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $5.0 million in 2014 and $4.2 million in 2013.  Our worldwide accruals at December 31, 2014 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $25 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Item 1(d) Financial Information About Geographic Areas.

The financial information about geographic areas appearing under the heading “Operating Segments and Geographic Information” in Note 17, located on pages 61 through 63 of the Annual Report, is incorporated herein by reference.

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

In addition, the following governance materials are available on our web site at http://investor.ecolab.com/corporate-governance.cfm: (i) charters of the Audit, Compensation, Finance, Governance and Safety, Health and Environment Committees of our Board of Directors; (ii) our Board’s Corporate Governance Principles; and (iii) our Code of Conduct.

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

Name	Age	Office	Positions Held Since Jan. 1, 2010
Martha G. Aronson	47	Executive Vice President and President – Global Healthcare	Sep. 2012 –Present (1)
		Executive Vice President – Strategic Planning	Jun. 2012 – Aug. 2012

Douglas M.Baker, Jr.	56	Chairman of the Board and Chief Executive Officer	Dec. 2011 – Present
		Chairman of the Board, President and Chief Executive Officer	Jan. 2010 – Nov. 2011

Christophe Beck	47	Executive Vice President and President – Regions	Oct. 2012 – Present
		Executive Vice President – Global Integration	Dec. 2011 – Sep. 2012
		Executive Vice President – Institutional	Jan 2010 – Nov. 2011

Larry L. Berger	54	Executive Vice President and Chief Technical Officer	Oct. 2011 – Present
		Senior Vice President and Chief Technical Officer	Jan. 2010 – Sep. 2011

Alex N. Blanco	54	Executive Vice President and Chief Supply Chain Officer	Jan. 2013 – Present (2)

Thomas W. Handley	60	President and Chief Operating Officer	Sep. 2012 – Present
		Senior Executive Vice President and President – Global Food & Beverage and Asia Pacific Latin America	Oct. 2011 – Aug. 2012
		President, Global Food & Beverage and APLA Sectors	Jan. 2011 – Sep. 2011
		President, Global Food & Beverage	Jan. 2010 – Dec. 2010

Michael A. Hickey	53	Executive Vice President and President – Global Institutional	Oct. 2012 – Present
		Executive Vice President and President – Institutional	Aug. 2011 – Sep. 2012
		Executive Vice President Global Services Sector	Jan. 2011 – Jul. 2011

Name	Age	Office	Positions Held Since Jan. 1, 2010
		Executive Vice President, Service Sector	Jan. 2010 – Dec. 2010

Bryan L. Hughes	46	Senior Vice President and Corporate Controller	May 2014 – Present
		Vice President-Finance, Global Institutional	Jan. 2010 – Apr. 2014

Roberto Inchaustegui	59	Executive Vice President and President – Global Services and Specialty	Sep. 2012 - Present
		Executive Vice President and President – Global Specialty	Dec. 2011 – Sept. 2012
		Executive Vice President – Global Specialty Sector	May 2011 – Dec. 2011
		Senior Vice President – Global Food Retail Services	Jan. 2010 – May 2011

Laurie M. Marsh	51	Executive Vice President – Human Resources	Nov. 2013 – Present
		Vice President – Total Rewards and HR Service Delivery & Technology	Dec. 2011 – Oct.2013 (3)

Timothy P. Mulhere	52	Executive Vice President and President – Global Water and Process Services	Oct. 2012 – Present
		Executive Vice President and President – Global Healthcare	Feb. 2012 – Sep. 2012
		Senior Vice President and General Manager – Food & Beverage North America	Jan. 2010 – Jan. 2012

Daniel J. Schmechel	55	Chief Financial Officer	Oct. 2012 – Present
		Senior Vice President – Services and Systems	Jun. 2012 – Sep. 2012
		Senior Vice President and Chief Transformation Officer – EMEA	Jan. 2010 – May 2012

James J. Seifert	58	Executive Vice President, General Counsel and Secretary	Oct. 2011 – Present
		General Counsel & Secretary	May 2010 – Sep. 2011(4)

Stephen M. Taylor	53	Executive Vice President and President – Nalco Champion	Apr. 2013 – Present
		Executive Vice President and President – Global Energy Services	Oct. 2012 – Mar. 2013
		Executive Vice President – Energy Services	Dec. 2011 – Sep. 2012 (5)

Jill S. Wyant	43	Executive Vice President and President – Global Food & Beverage	Oct. 2012 – Present
		Senior Vice President and General Manager – North America and Latin America	Jan. 2012 – Sep. 2012
		Senior Vice President – Food & Beverage Asia Pacific and Latin America	May 2010 – Dec. 2011
		Vice President – Global Strategic Planning	Jan. 2010 – Apr. 2010

(1)          Prior to joining Ecolab in 2012, Ms. Aronson was employed by Hill-Rom Holdings, Inc. for three years as President, North America.

(2)          Prior to joining Ecolab in 2013, Mr. Blanco was employed by Procter & Gamble Co., for 30 years, most recently as Vice President, Product Supply Global Beauty Sector.

(3)          Prior to joining Ecolab in 2011 upon the closing of the Nalco merger, Ms. Marsh was employed by Nalco for 20 years, most recently as Executive Vice President of Human Resources.

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

Our results depend upon the continued vitality of the markets we serve: The oil and gas drilling, completion and stimulation, oil and gas production and refinery and petrochemical plant markets served by our Global Energy segment may be impacted by substantial fluctuations in oil and gas prices. Moreover, economic downturns, and in particular downturns in the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining and steel industries, can adversely impact our end-users.  In recent years, the weaker global economic environment, particularly in Europe and emerging markets such as China and Brazil, has negatively impacted many of our end-markets. Weaker economic activity may continue to adversely affect these markets. During such cycles, these end-users may reduce their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors: Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Other regions of the world, including emerging market areas, also expose us to foreign currency risk. For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013, and as discussed at pages 28 and 29 of the Management’s Discussion & Analysis section of the Annual Report incorporated by reference with respect to Item 7 of Part II of this Form 10-K, we may experience the recognition of a currency devaluation loss in future periods in the event we utilize current or future foreign exchange mechanisms established by the Venezuelan government. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

We depend on key personnel to lead our business:  Our continued success will largely depend on our ability to attract and retain a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities. This is especially crucial as we continue the integration of new businesses, which may be led by personnel that we believe are critical to the success of the integration and the prospects of the business. Our operations could be adversely affected if for any reason such officers or key employees did not remain with us.

If we are unsuccessful in executing on key business initiatives, our business could be adversely affected:  In addition to the Energy Restructuring Plan and Combined Restructuring Plan discussed under Note 3, entitled “Special Gains and Charges” located on pages 41 to 42 of the Annual Report, and incorporated by reference with respect to Item 8 of Part II of this Form 10-K, we continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, we continue to invest in our ERP systems to integrate and streamline our processes and to improve our competitiveness. These initiatives involve complex business process design and a breakdown in certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

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

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability:  We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2014, approximately 49% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•                  exchange controls and currency restrictions;

•                  currency fluctuations and devaluations;

•                  tariffs and trade barriers;

•                  export duties and quotas;

•                  changes in the availability and pricing of raw materials, energy and utilities;

•                  changes in local economic conditions;

•                  changes in laws and regulations, including the imposition of economic sanctions affecting commercial transactions in countries such as the Russian Federation;

•                  difficulties in managing international operations and the burden of complying with foreign laws;

•                  difficulties in collecting receivables or realizing other assets, including with respect to a joint venture investment in Kazakhstan as discussed at page 28 of the Management’s Discussion &

Analysis section of the Annual Report incorporated by reference with respect to Item 7 of Part II of this Form 10-K;

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

We are a defendant in six wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law.  While we have settled one other wage hour case during the past year — namely, Cooper v. Ecolab Inc., California State Court - Superior Court - Los Angeles County, case no. BC486875, a case in which the plaintiffs sought certification of a purported class of terminated California employees of any business for alleged violation of statutory obligations regarding payment of accrued vacation upon termination — there can be no assurance that other pending or future wage hour lawsuits can be successfully defended or settled.

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

Nalco Company and certain affiliates (collectively “Nalco”) were named as a defendant in a series of class action and individual plaintiff lawsuits arising from this event.  The plaintiffs in these matters claimed damages under products liability, tort and other theories. Nalco was also named as a third party defendant in certain matters.  Nalco was indemnified in these matters by another of the defendants.

All but one of these cases have been administratively transferred to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”). The remaining case was Franks v. Sea Tow of South Miss, Inc., et al, Cause No. A2402-10-228 (Circuit Court of Harrison County Mississippi). The Franks case was dismissed in May 2014.

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

On November 28, 2012, the Federal Court in the MDL entered an order dismissing all claims against Nalco.  Because claims remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal.  Plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision. We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation.  However, if an appeal by plaintiffs in these lawsuits is brought and won, these suits could have a material adverse affect on our consolidated results of operations, financial position or cash flows.

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

We have substantial indebtedness which will impact our financial flexibility: As of December 31, 2014, we had net debt (total debt minus cash and cash equivalents) of approximately $6.4 billion.  Our substantial indebtedness may adversely affect our business, consolidated results of operations and financial position including in the following respects:

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

In addition, approximately $1.8 billion of our debt is floating rate debt.  A one percentage point increase in the average interest rate on our floating rate debt would increase future interest expense by approximately $18.5 million per year.  Accordingly, a significant spike in interest rates would adversely affect our consolidated results of operations and cash flows.

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

Consolidation of our customers and vendors can affect our results:  Customers and vendors in the foodservice, hospitality, travel, healthcare, food processing and pulp and paper industries, as well as other industries we serve, have consolidated in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and consolidated results of operations.

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

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Champion transactions and other acquisitions: Ecolab expects to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill.  If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2014, we had goodwill of $6.7 billion which is maintained in various reporting units, including goodwill from the Nalco and Champion transactions which resulted in the addition of $4.5 billion and $1.0 billion of goodwill, respectively.  If we determine that any of the assets or goodwill recorded in connection with the Nalco and Champion transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could adversely affect our consolidated results of operations and financial position.

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

The following table profiles our more significant physical properties with approximately 70,000 square feet or more with ongoing production activities. In general, manufacturing facilities located in the United States serve our U.S. markets and facilities located outside of the United States serve our International markets. Additionally, the United States facilities in the table below also manufacture products for export.

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Jurong Island, SINGAPORE	1,141,000	Global Energy	Leased
Joliet, IL USA	610,000	Global Institutional, Global Industrial	Owned
Tai Cang, CHINA	450,000	Global Institutional	Owned
Sugar Land, TX USA	350,000	Global Energy, Global Industrial	Owned
South Beloit, IL USA	313,000	Global Institutional, Global Industrial, Other	Owned
Chalons, FRANCE	280,000	Global Institutional	Owned
Clearing, IL USA	270,000	Global Energy, Global Industrial	Owned
Garland, TX USA	239,000	Global Institutional, Global Industrial	Owned
Martinsburg, WV USA	228,000	Global Institutional, Global Industrial	Owned
Elwood City, PA USA	222,000	Global Energy, Global Industrial	Owned
Weavergate, UNITED KINGDOM	222,000	Global Industrial	Owned
Greensboro, NC USA	193,000	Global Institutional	Owned
Fresno, TX USA	192,000	Global Energy	Owned
Singapore, SINGAPORE	170,000	Global Industrial, Global Institutional	Leased
Nieuwegein, NETHERLANDS	168,000	Global Institutional	Owned
Anaco, VENEZUELA	161,000	Global Energy, Global Industrial	Owned
Siegsdorf, GERMANY	160,000	Global Industrial, Global Institutional, Other	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Global Institutional	Leased
Tessenderlo, BELGIUM	153,000	Global Institutional	Owned
Cheltenham, AUSTRALIA	145,000	Global Institutional	Owned
Suzano, BRAZIL	142,000	Global Energy, Global Industrial	Owned
McDonough, GA USA	141,000	Global Institutional, Global Industrial	Owned
Darra, AUSTRALIA	138,000	Global Institutional, Global Industrial	Owned
Corsicana, TX USA	137,000	Global Energy	Owned
Burlington, Ontario, CANADA	136,000	Global Industrial	Owned
Eagan, MN USA	133,000	Global Institutional, Global Industrial, Other	Owned
Huntington, IN USA	127,000	Global Institutional, Global Industrial	Owned
Rozzano, ITALY	126,000	Global Institutional	Owned
City of Industry, CA USA	125,000	Global Institutional, Global Industrial	Owned
Garyville, LA USA	122,000	Global Energy, Global Industrial	Owned
Mississauga, CANADA	120,000	Global Institutional, Global Industrial	Leased

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Aberdeen, UNITED KINGDOM	118,000	Global Energy	Owned
Elk Grove Village, IL USA	115,000	Global Institutional	Leased
Nanjing, CHINA	112,000	Global Energy, Global Industrial	Owned
Biebesheim, GERMANY	109,000	Global Energy, Global Industrial	Owned
Fort Worth, TX USA	101,000	Global Institutional	Leased
Celra, SPAIN	100,000	Global Energy, Global Industrial, Global Institutional	Owned
Cisterna, ITALY	100,000	Global Industrial	Owned
Johannesburg, SOUTH AFRICA	100,000	Global Institutional	Owned
Botany, AUSTRALIA	100,000	Global Institutional, Global Industrial	Owned
Hamilton, NEW ZEALAND	96,000	Global Institutional	Owned
Calgary, Alberta, CANADA	94,000	Global Energy	Owned
Revesby, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Kwinana, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Yangsan, KOREA	85,000	Global Energy, Global Industrial	Owned
Rovigo, ITALY	77,000	Global Institutional	Owned
Cuautitlan, MEXICO	76,000	Global Institutional, Global Industrial	Owned
Barueri, BRAZIL	75,000	Global Institutional, Global Industrial	Leased
Mullingar, IRELAND	74,000	Global Institutional	Leased
Mosta, MALTA	73,000	Global Institutional	Leased

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

We also have a significant business presence in Naperville, Illinois, where our Water and Paper business units maintain their principal administrative offices and research center.  As of December 31, 2014, these facilities were leased. Our Energy business maintains administrative and research facilities in Sugar Land, Texas and additional research facilities in Fresno, Texas.  Additionally, the business leases administrative space in Houston, Texas.  In December 2013, we announced the construction of a new 133,000 square-foot headquarters building adjacent to the existing Sugar Land operations scheduled for completion in late 2015 and renovation of the existing 45,000 square-foot research facilities in Sugar Land.  The administrative and research development and engineering employees from Houston and Fresno will relocate to the new facilities upon completion.

Significant regional administrative and/or research facilities are located in  Leiden, Netherlands, Campinas, Brazil, and Pune, India, which we own, and in Monheim, Germany,  Singapore,  Shanghai, China, and Zurich, Switzerland, which we lease.  We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Note 15, entitled “Commitments and Contingencies” located on pages 54 through 56 of the Annual Report, is incorporated herein by reference.

Other matters arising under laws relating to protection of the environment are discussed at Item 1(c) above, under the heading “Environmental and Regulatory Considerations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information: Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2014 and 2013 were as follows:

	2014		2013
Quarter	High	Low	High	Low
First	$111.83	$97.65	$80.69	$71.99
Second	$111.57	$101.82	$89.47	$78.74
Third	$118.46	$107.31	$99.45	$85.48
Fourth	$115.39	$101.26	$108.34	$96.44

The closing Common Stock price on the New York Stock Exchange on January 30, 2015 was $103.77.

Holders:  On January 30, 2015, we had 7,135 holders of Common Stock of record.

Dividends:  We have paid Common Stock dividends for 78 consecutive years. Quarterly cash dividends of $0.23 per share were declared in February, May and August 2013. Cash dividends of $0.275 per share were declared in December 2013, and February, May and August 2014. A dividend of $0.33 per share was declared in December 2014.

Issuer Purchases of Equity Securities:

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share (2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
October 1-31, 2014	1,989	$111.5429	0	9,886,298
November 1-30, 2014	85,139	$112.7113	0	9,886,298
December 1-31, 2014	749,039	$103.8165	720,000	9,166,298
Total	836,167	$104.7406	720,000	9,166,298

(1)                   Includes 116,167 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 6.  Selected Financial Data.

The comparative data for the years ended December 31, 2014, 2013, 2012, 2011, and 2010  inclusive, which are set forth under the heading entitled “Summary Operating and Financial Data” located on pages 66 and 67 of the Annual Report, are incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The material appearing under the heading entitled “Management’s Discussion & Analysis,” located on pages 13 through 30 of the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

The material appearing under the headings entitled “Market Risk” and “Global Economic and Political Environment” located on pages 28 and 29 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and material which are an integral part of the financial statements listed under Item 15(a)(1) below and located on pages 31 through 67 of the Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures: As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

On April 10, 2013, the Company completed its acquisition of privately held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”). See Note 4 to the consolidated financial statements located at pages 43 and 44 of the Annual Report for additional information. The legacy Champion businesses have been included in management’s assessment of internal controls over financial reporting as of December 31, 2014.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Their report, and our management reports, can be found in our Annual Report, the relevant portion of which has been filed as Exhibit (13.1) to this Form 10-K and is incorporated into Item 8 of Part II of this Form 10-K.

During the period October 1 - December 31, 2014 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement.  Information regarding our executive officers is presented under the heading “Executive Officers of the Registrant” in Part I on pages 16 through 18 of this Form 10-K, and is incorporated herein by reference.

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

A total of 909,074 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2014 which are actually issued and outstanding.

The following table presents, as of December 31, 2014, compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,849,620	(1)	$64.13	(1)	17,999,689
Equity compensation plans not approved by security holders	532,906	(2)	$55.62	(2)	0
Total	15,382,526		$63.88		17,999,689

(1)                   Includes 231,982 Common Stock equivalents representing deferred compensation stock units earned by non-employee directors under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, 3,897 Common Stock equivalents representing stock unit awards assumed by us in connection with the Nalco merger effective December 1, 2011, 1,505,828 Common Stock equivalents under our 2010 Stock Incentive Plan representing performance-based restricted stock units payable to employees, and 310,823 Common Stock equivalents under our 2010 Stock Incentive Plan representing restricted stock units payable to employees.  All of the Common Stock equivalents described in this footnote (1) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. The reported amount additionally includes 103,627 shares of Common Stock subject to stock options assumed by us in connection with the Nalco merger. Such options, which have a weighted-average exercise price of $26.05, are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)                   The reported amount represents shares of our Common Stock which were formerly reserved for future issuance under the Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan (the “rollover shares”) and granted to legacy Nalco associates on December 1, 2011, February 22, 2012 and May 2, 2012 under the Ecolab Inc. 2010 Stock Incentive Plan in the form of stock options (372,686 shares), performance-based restricted stock units (87,406 units) and restricted stock units (72,814 units).  These rollover shares are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the New York Stock Exchange dated December 16, 2011.  The Nalco plan was amended to prohibit future grants. The performance-based restricted stock units and restricted stock units described in this footnote (2) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

(i)            Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012, Annual Report page 31.

(ii)           Consolidated Statement of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012, Annual Report page 32.

(iii)          Consolidated Balance Sheet at December 31, 2014 and 2013, Annual Report page 33.

(iv)          Consolidated Statement of Cash Flows for the years ended December 31, 2014, 2013 and 2012, Annual Report page 34.

(v)           Consolidated Statement of Equity for the years ended December 31, 2014, 2013 and 2012, Annual Report page 35.

(vi)          Notes to Consolidated Financial Statements, Annual Report pages 36 through 63.

(vii)         Report of Independent Registered Public Accounting Firm, Annual Report page 65.

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

(4.3)

Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee - Incorporated by reference to Exhibit (4)(A) of our Form 8-K dated January 23, 2001. (File No. 001-9328)

(4.4)

Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee — Incorporated by reference to Exhibit (4.2) of our Form 8-K dated February 8, 2008. (File No. 001-9328)

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

(4.12)

Indenture, dated as of January 12, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee — Incorporated by reference to Exhibit 4.1 of our Form 8-K dated January 15, 2015. (File No. 001-9328).

(4.13)

First Supplemental Indenture, dated as of January 15, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee — Incorporated by reference to Exhibit 4.1 of our Form 8-K dated January 15, 2015. (File No. 001-9328).

(4.14)

Forms of 1.550% Notes due 2018 and 2.250% Notes due 2020 — included in Exhibit (4.13) above.

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

(10.1)

Amended and Restated $2.0 billion 5-Year Revolving Credit Facility, dated as of December 3, 2014, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and Swingline Bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated December 3, 2014. (File No. 001-9328)

(10.2)

First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto — Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.3)

Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.4)

Documents comprising global Commercial Paper Programs

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

(ii)           U.S. $2,000,000,000 U.S. Commercial Paper Program

(a)      Form of Commercial Paper Dealer Agreement for 4(a)(2) Program dated as of September 22, 2014. The dealers for the program are Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., and Wells Fargo Securities, LLC - Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

(b)      Commercial Issuing and Paying Agency Agreement dated as of September 22, 2014 between Ecolab Inc. and Deutsche Bank Trust Company Americas as Issuing and Paying Agent - Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

(c)       Corporate Commercial Paper — Master Note dated September 22, 2014, together with annex thereto — Incorporated by reference to Exhibit (10.1)(c) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

(10.5)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012. (File No. 001-9328)

(10.6)

(i)            Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013. — Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

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

(10.10)

Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994 — Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. (File No. 001-9328). See also Exhibit (10.14) hereof.

(10.11)

Ecolab Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2014 — Incorporated by reference to Exhibit 10.11 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328). See also Exhibit (10.14) hereof.

(10.12)

Ecolab Mirror Savings Plan, as amended and restated effective as of January 1, 2014 — Incorporated by reference to Exhibit 10.12 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.13)

Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2014 — Incorporated by reference to Exhibit 10.13 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328). See also Exhibit (10.14) hereof.

(10.14)

(i)            Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011) — Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(ii)           Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans effective as of January 1, 2013 — Incorporated by reference to Exhibit (10.14)(II) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

(10.15)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2014 — Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 9, 2014. (File No. 001-9328)

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

(10.22)

Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan — Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.23)

Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement — Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.24)

Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant — Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004. (File No. 333-115560)

(10.25)

Stockholder Agreement, dated as of May 4, 2012, by and among Ecolab Inc., Cascade Investment, L.L.C. and Bill and Melinda Gates Foundation Trust — Incorporated by reference to Exhibit 10.1 of our Form 8-K dated May 7, 2012. (File No. 001-9328)

(10.26)

Registration Rights Agreement, dated as of May 4, 2012, by and among Cascade Investment, L.L.C. and Bill and Melinda Gates Foundation Trust — Incorporated by reference to Exhibit 10.2 of our Form 8-K dated May 7, 2012. (File No. 001-9328)

(13.1)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2014 which are incorporated by reference into Parts I and II hereof.

(14.1)	Ecolab Code of Conduct, as amended November 29, 2012 — Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)	List of Subsidiaries.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 40 hereof is filed as a part hereof.

(24.1)	Powers of Attorney.

(31.1)	Rule 13a-14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10.6)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10.8)	Form of Director Indemnification Agreement.

(10.9)	Ecolab Executive Death Benefits Plan.

(10.10)	Ecolab Executive Long-Term Disability Plan.

(10.11)	Ecolab Supplemental Executive Retirement Plan.

(10.12)	Ecolab Mirror Savings Plan.

(10.13)	Ecolab Mirror Pension Plan.

(10.14)	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10.15)	Ecolab Inc. Management Performance Incentive Plan.

(10.16)	Ecolab Inc. Change in Control Severance Compensation Policy.

(10.17)	Description of Ecolab Inc. Management Incentive Plan.

(10.18)	Ecolab Inc. 2002 Stock Incentive Plan.

(10.19)	Ecolab Inc. 2005 Stock Incentive Plan.

(10.20)	Ecolab Inc. 2010 Stock Incentive Plan.

(10.21)	Policy on Reimbursement of Incentive Payments.

(10.22)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.

(10.23)	Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of February, 2015.

ECOLAB INC.
(Registrant)

By:	/s/Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 27th day of February 2015.

/s/Douglas M. Baker, Jr.	Chairman of the Board and Chief Executive Officer
Douglas M. Baker, Jr.	(Principal Executive Officer and Director)

/s/Daniel J. Schmechel	Chief Financial Officer
Daniel J. Schmechel	(Principal Financial Officer)

/s/Bryan L. Hughes	Senior Vice President and Corporate Controller
Bryan L. Hughes	(Principal Accounting Officer)

/s/James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:

Barbara J. Beck, Les S. Biller, Carl M. Casale, Stephen I. Chazen, Jerry A. Grundhofer, Arthur J. Higgins, Joel W. Johnson, Michael Larson, Jerry W. Levin, Robert L. Lumpkins, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer

Director not signing: Tracy B. McKibben

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Registration Nos. 2-90702; 33-18202; 33-55986; 33-56101; 333-95043; 333-109890; 33-34000; 33-56151; 333-18627; 333-109891; 33-39228; 33-56125; 333-70835; 33-60266; 333-95041; 333-40239; 333-95037; 333-50969; 333-58360; 333-97927; 333-115567; 333-129427; 333-129428; 333-140988; 333-115568; 333-132139; 333-147148; 333-163837; 333-163838; 333-165130; 333-165132; 333-166646; 333-174028; 333-176601; 333-178300; 333-178302; 333-184650; 333-190317; 333-199729; 333-199730; and 333-199732) and  Form S-3 (Registration No. 333-201445) of Ecolab Inc. of our report dated February 27, 2015 relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
February 27, 2015

EXHIBIT INDEX

The following documents are filed as exhibits to this Report.

Exhibit No.	Document	Method of Filing

(2.1)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011. (File No. 001-9328)

(2.2)	Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012. (File No. 001-9328)

(2.3)	First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.3) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(2.4)	Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012. (File No. 001-9328)

(2.5)	Third Amendment dated as of December 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.4) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(2.6)	Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.5) of our Form 8-K dated April 10, 2013. (File No. 001-9328)

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013. (File No. 001-9328)

(3.2)	By-Laws, as amended through February 26, 2010.	Incorporated by reference to Exhibit (3.2) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(4.1)	Common Stock.	See Exhibits (3.1) and (3.2).

(4.2)	Form of Common Stock Certificate effective January 2, 2013.	Incorporated by reference to Exhibit (4.2) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(4.3)	Amended and Restated Indenture, dated as of January 9, 2001, between Ecolab Inc. and The Bank of New York Trust	Incorporated by reference to Exhibit (4)(A) of our Form 8-K

	Company, N.A. (as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, NA) as Trustee.	dated January 23, 2001. (File No. 001-9328)

(4.4)	Supplemental Indenture, dated as of February 8, 2008, between Ecolab Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K dated February 8, 2008. (File No. 001-9328)

(4.5)	Form of 4.875% Note due February 15, 2015.	Included in Exhibit (4.4) above.

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012. (File No. 001-9328)

(4.11)	Form of 1.450% Note due December 8, 2017.	Included in Exhibit (4.10) above.

(4.12)	Indenture, dated as of January 12, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.1) of our Form 8-K dated January 15, 2015. (File No. 001-9328)

(4.13)	First Supplemental Indenture, dated as of January 15, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.1) of our Form 8-K dated January 15, 2015. (File No. 001-9328)

(4.14)	Forms of 1.550% Notes due 2018 and 2.250% Notes due 2020.	Included in Exhibit (4.13) above.

(10.1)

Amended and Restated $2.0 billion 5-Year Revolving Credit Facility, dated as of December 3, 2014, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and Swingline Bank, and Citibank, N.A., JPMorgan Chase Bank,

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated December 3, 2014. (File No. 001-9328)

N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents.

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

(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program dated as of September 22, 2014. The dealers for the program are Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc., and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

	(b)	Commercial Issuing and Paying Agency Agreement dated as of September 22, 2014 between Ecolab Inc. and Deutsche Bank Trust Company Americas as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

	(c)	Corporate Commercial Paper — Master Note dated September 22, 2014, together with annex thereto.	Incorporated by reference to Exhibit (10.1)(c) of our Form

10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

(10.5)

$900 million Term Loan Agreement, dated as of November 15, 2012, among Ecolab Inc., the lenders party thereto, Bank of America, N.A., as administrative agent and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger.

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated November 15, 2012. (File No. 001-9328)

(10.6)	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

	(ii)	Master Agreement Relating to Options (as in effect through May 7, 2004).	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	(iii)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.7)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006. (File No. 001-9328)

	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)

(10.8)		Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)

(10.9)	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. (File No. 001-9328) See also Exhibit (10.14) hereof.

	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005. (File No. 001-9328)

	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

(10.10)		Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.11)		Ecolab Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2014.	Incorporated by reference to Exhibit (10.11) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.12)		Ecolab Mirror Savings Plan, as amended and restated effective as of January 1, 2014.	Incorporated by reference to Exhibit (10.12) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.13)		Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2014.	Incorporated by reference to Exhibit (10.13) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328) See also Exhibit (10.14) hereof.

(10.14)	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans effective as of January 1, 2013.	Incorporated by reference to Exhibit (10.14)(II) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

(10.15)		Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2014.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 9, 2014. (File No. 001-9328)

(10.16)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010. (File No. 001-9328)

	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).	Incorporated by reference to Exhibit (10-18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.17)		Description of Ecolab Management Incentive Plan.	Incorporated by reference to Exhibit (10)Q of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.18)	(i)	Ecolab Inc. 2002 Stock Incentive Plan.	Incorporated by reference to Exhibit (10) of our Form 10-Q for the quarter ended June 30, 2002 (File No. 001-9328).

	(ii)	Non-Statutory Stock Option Agreement as in effect for grants beginning August 13, 2003.	Incorporated by reference to Exhibit (10)A(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

(10.19)	(i)	Ecolab Inc. 2005 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 8-K dated May 6, 2005. (File No. 001-9328)

	(ii)	Amendment No. 1 to Ecolab Inc. 2005 Stock Incentive Plan, adopted October 31, 2008.	Incorporated by reference to Exhibit (10)V(ii) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants prior to October 31, 2008.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2005. (File No. 001-9328)

	(iv)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2005 Stock Incentive Plan in effect for grants after October 31, 2008.	Incorporated by reference to Exhibit (10)V(iv) of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.20)	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 2, 2013. (File No. 001-9328)

	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(iii)	Sample form of Restricted Stock Award Agreement under the 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010. (File No. 001-9328)

	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010. (File No. 001-9328)

(10.21)		Policy on Reimbursement of Incentive Payments adopted December 4, 2008.	Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)

(10.22)		Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.	Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.23)		Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.	Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005 (File No. 001-32342).

(10.24)		Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant.	Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004 (File No. 333-115560).

(10.25)		Stockholder Agreement, dated as of May 4, 2012, by and among Ecolab Inc., Cascade Investment, L.LC. and Bill and Melinda Gates Foundation Trust.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 7, 2012. (File No. 001-9328)

(10.26)		Registration Rights Agreement, dated as of May 4, 2012, by and among Cascade Investment, L.L.C. and Bill and Melinda Gates Foundation Trust.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated May 7, 2012. (File No. 001-9328)

(13.1)	Those portions of our Annual Report to Stockholders for the year ended December 31, 2014 which are incorporated by reference into Parts I and II hereof.	Filed herewith electronically.

(14.1)	Ecolab Code of Conduct, as amended November 29, 2012.	Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)	List of Subsidiaries.	Filed herewith electronically.

(23.1)	Consent of Independent Registered Public Accounting Firm at page 40 hereof is filed as a part hereof.	See page 40 hereof.

(24.1)	Powers of Attorney.	Filed herewith electronically.

(31.1)	Rule 13a-14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.

Global Headquarters
370 Wabasha Street N. St. Paul, MN 55102
www.ecolab.com 1 800 2 ECOLAB