Form 10-Q
period 2015-03-31
ECOLAB INC
filed 2015-05-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2015.

297,760,678 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2015	2014

Net sales	$3,297.6	$3,336.6

Cost of sales (including special charges of $0.6 in 2015 and $6.0 in 2014)	1,765.3	1,819.2

Selling, general and administrative expenses	1,136.8	1,136.9

Special (gains) and charges	7.8	29.6

Operating income	387.7	350.9

Interest expense, net	62.5	65.1

Income before income taxes	325.2	285.8

Provision for income taxes	89.8	91.3

Net income including noncontrolling interest	235.4	194.5

Less: Net income attributable to noncontrolling interest	2.0	3.5

Net income attributable to Ecolab	$233.4	$191.0

Earnings attributable to Ecolab per common share
Basic	$0.78	$0.64
Diluted	$0.77	$0.62

Dividends declared per common share	$0.3300	$0.2750

Weighted-average common shares outstanding
Basic	298.2	300.6
Diluted	303.2	306.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	First Quarter Ended
	March 31
(millions)	2015		2014

Net income including noncontrolling interest	$235.4		$194.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(309.4)		(67.0)
Gain (loss) on net investment hedges	57.0		(3.7)
	(252.4)		(70.7)

Derivatives and hedging instruments	7.8		—

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	8.0		2.6

Subtotal	(236.6)		(68.1)

Total comprehensive income (loss), including noncontrolling interest	(1.2)		126.4

Less: Comprehensive income attributable to noncontrolling interest	1.0	_	3.5

Comprehensive income (loss) attributable to Ecolab	$(2.2)		$122.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions)	2015	2014

ASSETS

Current assets

Cash and cash equivalents	$237.9	$209.6

Accounts receivable, net	2,546.9	2,626.7

Inventories	1,503.0	1,466.9

Deferred income taxes	172.8	183.2

Other current assets	461.2	366.6

Total current assets	4,921.8	4,853.0

Property, plant and equipment, net	3,115.1	3,050.6

Goodwill	6,529.0	6,717.0

Other intangible assets, net	4,326.7	4,456.8

Other assets	359.4	371.2

Total assets	$19,252.0	$19,448.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	March 31	December 31
(millions, except shares and per share amounts)	2015	2014

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,797.5	$1,705.4

Accounts payable	950.6	1,162.4

Compensation and benefits	435.7	560.4

Income taxes	70.5	88.6

Other current liabilities	866.7	851.7

Total current liabilities	4,121.0	4,368.5

Long-term debt	5,408.7	4,864.0

Postretirement health care and pension benefits	1,140.8	1,188.5

Other liabilities	1,645.5	1,645.5

Total liabilities	12,316.0	12,066.5

Equity (a)
Common stock	348.7	347.7
Additional paid-in capital	4,881.3	4,874.5
Retained earnings	5,690.4	5,555.1
Accumulated other comprehensive loss	(1,187.4)	(951.9)
Treasury stock	(2,862.0)	(2,509.5)
Total Ecolab shareholders’ equity	6,871.0	7,315.9
Noncontrolling interest	65.0	66.2
Total equity	6,936.0	7,382.1

Total liabilities and equity	$19,252.0	$19,448.6

(a)         Common stock, 800 million shares authorized, $1.00 par value per share, 297.8 million shares outstanding at March 31, 2015, 299.9 million shares outstanding at December 31, 2014. Shares outstanding are net of treasury stock.

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2015	2014

OPERATING ACTIVITIES

Net income including noncontrolling interest	$235.4	$194.5

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	142.1	136.5
Amortization	75.1	80.3
Deferred income taxes	3.2	(8.3)
Share-based compensation expense	25.3	22.8
Excess tax benefits from share-based payment arrangements	(19.7)	(22.9)
Pension and postretirement plan contributions	(21.0)	(28.0)
Pension and postretirement plan expense	29.3	21.9
Restructuring, net of cash paid	(9.5)	2.7
Other, net	4.8	3.7

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(12.4)	38.3
Inventories	(83.6)	(54.8)
Other assets	(45.3)	(44.9)
Accounts payable	(170.0)	(69.6)
Other liabilities	(41.2)	(57.8)

Cash provided by operating activities	$112.5	$214.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(unaudited)

	First Quarter Ended
	March 31
(millions)	2015	2014

INVESTING ACTIVITIES

Capital expenditures	$(166.8)	$(142.2)
Capitalized software expenditures	(6.8)	(8.7)
Property and other assets sold	6.0	0.7
Acquisitions and investments in affiliates, net of cash acquired	(10.8)	(25.3)
Release from acquisition related escrow	9.4	1.1

Cash used for investing activities	(169.0)	(174.4)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	335.7	397.5
Long-term debt borrowings	599.7	—
Long-term debt repayments	(375.7)	(101.4)
Reacquired shares	(412.6)	(242.6)
Dividends paid	(99.8)	(85.9)
Exercise of employee stock options	23.0	24.0
Excess tax benefits from share-based payment arrangements	19.7	22.9
Acquisition related liabilities and contingent consideration	0.1	(87.6)
Other, net	(4.2)	—

Cash provided by (used for) financing activities	85.9	(73.1)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(5.8)

Increase (decrease) in cash and cash equivalents	28.3	(38.9)

Cash and cash equivalents, beginning of period	209.6	339.2

Cash and cash equivalents, end of period	$237.9	$300.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         Consolidated Financial Information

The unaudited condensed consolidated financial information for the first quarter ended March 31, 2015 and 2014 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. Any adjustments consist of normal, recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2014 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company’s Annual Report on Form 10-K for the year ended December 31, 2014.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2015 and 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 7, 2015 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.         Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2015	2014

Cost of sales
Restructuring charges	$0.6	$6.0

Special (gains) and charges
Restructuring charges	2.1	22.6
Champion acquisition and integration costs	5.2	6.5
Nalco merger and integration costs	0.5	1.3
Other gains	—	(0.8)
Subtotal	7.8	29.6

Total special (gains) and charges	$8.4	$35.6

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

For segment reporting purposes, special (gains) and charges are included in the Corporate segment, which is consistent with the company’s internal management reporting.

Restructuring Charges

The company’s restructuring activities are associated with plans to enhance its efficiency and effectiveness and sharpen its competitiveness. Its restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter when the actions are probable and the amounts are estimable, which typically is when management approves the actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract terminations. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges within the Consolidated Statement of Income. Amounts included within cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other non-current liabilities on the Consolidated Balance Sheet.

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of privately held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”), the company commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce. Actions also include leveraging and simplifying its global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

The company expects to incur total pre-tax restructuring charges of approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately two-thirds of the remaining Energy Plan pre-tax charges will represent cash expenditures. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Energy Restructuring Plan of $1.0 million ($0.8 million after tax) and $4.9 million ($3.0 million after tax) during the first quarter of 2015 and 2014, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2014 Activity:
Recorded expense and accrual	$30.8	$4.2	$1.9	$36.9
Cash payments	(29.6)	—	(1.8)	(31.4)
Non-cash charges	—	(4.2)	—	(4.2)
Effect of foreign currency translation	0.8	—	—	0.8
Restructuring liability, December 31, 2014	2.0	—	0.1	2.1

2015 Activity:
Recorded expense and accrual	1.0	(0.2)	0.2	1.0
Cash activity	(0.4)	3.8	(0.2)	3.2
Non-cash charges	—	(3.6)	—	(3.6)
Effect of foreign currency translation	—	—	—	—
Restructuring liability, March 31, 2015	$2.6	$—	$0.1	$2.7

As shown in the previous table, cash activity under the Energy Restructuring Plan resulted in net cash proceeds of $3.2 million during the first quarter of 2015, primarily from the sale of facilities. Cash payments from 2013 through 2014 were $31.4 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Combined Restructuring Plan

In February 2011, the company commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, as well as undertake certain restructuring activities outside of Europe, historically referred to as the “2011 Restructuring Plan”.

Additionally, in January 2012, following the merger with Nalco, the company formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations, historically referred to as the “Merger Restructuring Plan”.

During the first quarter of 2013, the company determined that the objectives of the plans discussed above were aligned, and consequently, the previously separate restructuring plans were combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce, plant and distribution center locations.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax), which includes a small increase from the fourth quarter of 2014. The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately two-thirds of the remaining Combined Plan pre-tax charges will represent net cash expenditures. No decisions have been made regarding any additional non-cash charges and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Combined Plan of $1.7 million ($0.8 million after tax) and $23.7 million ($19.8 million after tax), during the first quarter of 2015 and 2014, respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2014 Activity:
Recorded net expense and accrual	$308.8	$(1.2)	$43.6	$351.2
Net cash payments	(242.4)	11.7	(30.3)	(261.0)
Non-cash net charges	—	(10.5)	(4.3)	(14.8)
Effect of foreign currency translation	(1.9)	—	—	(1.9)
Restructuring liability, December 31, 2014	64.5	—	9.0	73.5

2015 Activity:
Recorded net expense and accrual	1.4	0.1	0.2	1.7
Net cash payments	(7.2)	0.2	(4.4)	(11.4)
Non-cash net charges	—	(0.3)	—	(0.3)
Effect of foreign currency translation	(4.6)	—	—	(4.6)
Restructuring liability, March 31, 2015	$54.1	$—	$4.8	$58.9

As shown in the previous table, net cash payments under the Combined Plan were $11.4 million during the first quarter of 2015 and $261.0 million from 2011 through 2014. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred charges of $5.2 million ($3.2 million after tax) and $6.5 million ($4.1 million after tax) during the first quarter of 2015 and 2014, respectively. Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred net charges of $0.5 million ($0.5 million after tax) and $1.3 million ($0.9 million after tax) during the first quarter of 2015 and 2014, respectively. Nalco related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Venezuelan currency devaluation

Venezuela is a country experiencing a highly inflationary economy as defined under U.S. GAAP. As a result, the U.S. dollar is the functional currency for the company’s subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by the company’s subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.

In 2013, the Venezuelan government established a new foreign exchange mechanism known as the Complementary System of Foreign Currency Acquirement (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of Bolivar Fuertes (“bolivars”) for U.S. dollars at a bid rate established via weekly auctions. As of February 28, 2015, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 12.0 bolivars to 1 U.S. dollar. The company does not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”), which did not impact the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. In March 2014, the Venezuelan government introduced an additional currency exchange auction mechanism (“SICAD 2”), which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by a free-floating rate, the Marginal Currency System (“SIMADI”), with an exchange rate at February 28, 2015 of 176.62 bolivars to 1 U.S. dollar.

During the first quarter of 2015, the company continued to transact business across its operating units at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar, including with Petróleos de Venezuela (“PDVSA”), the Venezuelan state-owned oil and natural gas company. As the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remained legally available to the company and it continued to transact at this rate, the company remeasured the net monetary assets of its Venezuelan subsidiaries at this rate throughout the first quarter of 2015. The company continues to monitor the complex economic and political conditions with respect to its operating units in Venezuela.

As of February 28, 2015, the company had $120 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. As of February 28, 2015, the company had other net assets in Venezuela of $115 million, largely comprised of accounts receivable (denominated in U.S. dollars), inventory, property, plant and equipment and other intangible assets, excluding goodwill. Net sales within Venezuela are approximately 2% of the company’s consolidated net sales. Assets held in Venezuela at February 28, 2015 represented less than 2% of the company’s consolidated assets.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.         Acquisitions and Dispositions

Acquisitions

2015 Activity

During the first quarter of 2015, the company completed two business combination transactions. In addition, one transaction was completed subsequent to the end of the first quarter.

In December 2014, subsequent to the company’s fiscal year end for international operations, the company entered into a licensing agreement and business acquisition with Aseptix Health Sciences NV. With pre-acquisition sales of less than $1 million, the acquired business became part of the company’s Global Institutional segment during the first quarter of 2015.

Also in December 2014, subsequent to the company’s fiscal year end for international operations, the company acquired Commercial Pest Control Pty Ltd, an Australian commercial pest control company. With pre-acquisition sales of less than $1 million, the acquired business became part of the company’s Other segment during the first quarter of 2015.

Subsequent to the company’s fiscal quarter end for international operations, the company acquired certain assets from Clariant AG, based in Brazil and Argentina. With pre-acquisition annual sales of approximately $4 million, the acquired business will become part of the company’s Global Industrial segment during the second quarter of 2015.

2014 Activity

During the first quarter of 2014, the company completed the acquisition of AkzoNobel’s Purate business (“Purate”). Headquartered in Sweden, Purate specializes in global antimicrobial water treatment. Pre-acquisition annual sales of the business were approximately $23 million. The acquired business became part of the company’s Global Industrial segment during the first quarter of 2014.

Acquisition summary

Acquisitions during the first three months of 2015 and all of 2014 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of other completed acquisitions during the first quarter of 2015 and 2014 are shown in the following table.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.         Acquisitions and Dispositions (continued)

	First Quarter Ended
	March 31
(millions)	2015	2014

Net tangible assets acquired	$1.1	$12.8
Identifiable intangible assets
Customer relationships	0.6	1.9
Patents	2.5	—
Trademarks	0.1	0.8
Other technology	0.2	2.9
Total intangible assets	3.4	5.6
Goodwill	6.3	6.9
Total aggregate purchase price	10.8	25.3
Acquisition related liabilities and contingent consideration	(0.1)	1.2
Net cash paid for acquisitions, including contingent consideration	$10.7	$26.5

The weighted average useful lives of identifiable intangible assets acquired during the first three months of 2015 and 2014, as shown in the previous table, were 11 and 10 years, respectively.

Champion acquisition

On April 10, 2013, the company completed its acquisition of Champion, a global energy specialty products and services company delivering its offerings to the oil and gas industry.

During the first quarter of 2014 purchase price allocations were finalized, resulting in net adjustments of $16.9 million to the value of Champion assets acquired and liabilities assumed, with an offset to goodwill. The adjustments primarily related to estimated liabilities, updated property, plant and equipment values and deferred taxes. As the adjustments were not significant, they were recorded in 2014 and are not reflected in the 2013 Consolidated Balance Sheet.

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

The company deposited approximately $100 million of the original Champion purchase price consideration in an escrow account to fund post-closing adjustments to the consideration, and covenant and other indemnification obligations of the acquired entity’s former stockholders for a period of two years following the effective date of the acquisition. The potential future recovery of amounts from the escrow account by the company may be reflected within cost of sales, selling, general and administrative expenses, and/or special (gains) and charges within the Consolidated Statement of Income.

Dispositions

There were no business disposals during the first quarter of 2015 or 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information

	March 31	December 31
(millions)	2015	2014

Accounts receivable, net
Accounts receivable	$2,626.2	$2,704.2
Allowance for doubtful accounts	(79.3)	(77.5)
Total	$2,546.9	$2,626.7

Inventories
Finished goods	$1,063.6	$1,044.1
Raw materials and parts	444.0	447.3
Inventories at FIFO cost	1,507.6	1,491.4
Excess of FIFO cost over LIFO cost	(4.6)	(24.5)
Total	$1,503.0	$1,466.9

Other current assets
Prepaid assets	$123.4	$104.7
Taxes receivable	130.9	133.0
Derivative assets	134.9	57.4
Other	72.0	71.5
Total	$461.2	$366.6

Property, plant and equipment, net
Land	$211.4	$199.9
Buildings and improvements	864.0	759.9
Leasehold improvements	82.4	84.6
Machinery and equipment	1,859.4	1,858.1
Merchandising and customer equipment	1,906.0	1,917.5
Capitalized software	466.5	443.9
Construction in progress	296.8	277.5
	5,686.5	5,541.4
Accumulated depreciation	(2,571.4)	(2,490.8)
Total	$3,115.1	$3,050.6

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,293.8	$3,385.7
Trademarks	310.8	311.1
Patents	437.0	434.5
Other technology	215.7	214.0
	$4,257.3	$4,345.3

Accumulated amortization
Customer relationships	$(819.2)	$(794.6)
Trademarks	(96.1)	(91.5)
Patents	(132.2)	(124.9)
Other technology	(113.1)	(107.5)
Total	$4,326.7	$4,456.8

Other assets
Deferred income taxes	$56.9	$71.5
Deferred financing costs	29.2	27.1
Pension	19.1	15.9
Other	254.2	256.7
Total	$359.4	$371.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information (continued)

	March 31	December 31
(millions)	2015	2014

Other current liabilities
Discounts and rebates	$268.8	$255.4
Dividends payable	99.6	99.1
Interest payable	57.9	18.9
Taxes payable, other than income	101.0	122.6
Derivative liabilities	31.9	34.0
Restructuring	50.6	66.3
Other	256.9	255.4
Total	$866.7	$851.7

Other liabilities
Deferred income taxes	$1,424.5	$1,415.8
Income taxes payable - non-current	78.5	86.4
Restructuring	11.0	9.3
Other	131.5	134.0
Total	$1,645.5	$1,645.5

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$5.1	$(2.7)
Unrecognized pension and postretirement benefit expense, net of tax	(525.8)	(552.5)
Cumulative translation, net of tax	(666.7)	(396.7)
Total	$(1,187.4)	$(951.9)

5.                          Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of March 31, 2015 and December 31, 2014.

	March 31	December 31
(millions)	2015	2014

Short-term debt
Commercial paper	$1,250.2	$887.8
Notes payable	31.4	62.1
Long-term debt, current maturities	515.9	755.5
Total	$1,797.5	$1,705.4

As of March 31, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. The company’s U.S. commercial paper program, as shown in the previous table, had $1,250 million and $888 million outstanding as of March 31, 2015 and December 31, 2014, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.             Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of March 31, 2015 and December 31, 2014.

	Maturity	March 31	December 31
(millions)	by year	2015	2014

Long-term debt
Description / 2015 Principal Amount
Seven year 2008 senior notes ($0 million)	2015	$—	$250.0
Three year 2012 senior notes ($500 million)	2015	500.0	500.0
Term loan ($275 million)	2016	275.0	400.0
Series B private placement senior euro notes (€175 million)	2016	195.8	217.9
Five year 2011 senior notes ($1.25 billion)	2016	1,249.2	1,249.1
Five year 2012 senior notes ($500 million)	2017	500.9	497.6
Three year 2015 senior notes ($300 million)	2018	300.0	—
Series A private placement senior notes ($250 million)	2018	249.8	250.0
Five year 2015 senior notes ($300 million)	2020	299.9	—
Ten year 2011 senior notes ($1.25 billion)	2021	1,249.5	1,249.4
Series B private placement senior notes ($250 million)	2023	250.0	250.0
Thirty year 2011 senior notes ($750 million)	2041	743.1	743.1
Capital lease obligations		9.2	9.3
Other		102.2	3.1
Total debt		5,924.6	5,619.5
Long-term debt, current maturities		(515.9)	(755.5)
Total long-term debt		$5,408.7	$4,864.0

In January 2015, the company issued $600 million of debt securities in a public offering consisting of $300 million that mature in 2018 at a rate of 1.55% and $300 million that mature in 2020 at a rate of 2.25%. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.

The notes issued by the company in January 2015, pursuant to public debt offerings (the “Public Notes”) may be redeemed by the company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The Public Notes are senior unsecured and unsubordinated obligations of the company and rank equally with all other senior and unsubordinated indebtedness of the company.

During the first quarter of 2015, the company acquired the beneficial interest in the trust owning the leased Naperville facility resulting in debt assumption of $100.2 million and the addition of $135.2 million in property, plant and equipment. Certain administrative, divisional, and research and development personnel are based at the Naperville facility. Cash paid as a result of the transaction was $19.8 million. The assumed debt is reflected in the “Other” line the table above. The assumption of debt and the majority of the property, plant and equipment addition represent non-cash financing and investing activities, respectively.

During the first quarter of 2015, the company repaid its $250 million 4.88% seven year senior notes at maturity and $125 million of its term loan borrowings.

The company is in compliance with its debt covenants as of March 31, 2015.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.                                      Debt and Interest (continued)

Interest expense and interest income recognized during the first quarter 2015 and 2014 were as follows:

	First Quarter Ended
	March 31
(millions)	2015	2014

Interest expense	$65.2	$67.3
Interest income	(2.7)	(2.2)
Interest expense, net	$62.5	$65.1

6.                          Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. The company’s reporting units are aligned with its ten operating segments.

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current and expected performance of the company’s operating units, updating the impairment testing during the first quarter of 2015 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The Nalco and Champion transactions resulted in the addition of significant goodwill within the Energy, Water and Paper reporting units. Subsequent performance of these reporting units relative to projections used for the purchase price allocation of goodwill could result in an impairment if there is either underperformance by the reporting unit or if the carrying value of the reporting unit were to fluctuate significantly due to reasons that did not proportionately change fair value.

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the three months ended March 31, 2015 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2014	$2,642.2	$691.2	$3,262.1	$121.5	$6,717.0
Current year business combinations(a)	—	6.1	—	0.9	7.0
Prior year business combinations (b)	(0.7)	—	—	—	(0.7)
Reclassifications(c)	(23.7)	2.9	20.8	—	—
Effect of foreign currency translation	(75.7)	(20.3)	(94.8)	(3.5)	(194.3)
Goodwill as of March 31, 2015	$2,542.1	$679.9	$3,188.1	$118.9	$6,529.0

(a)                 For 2015, $0.9 million of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                 Represents purchase price allocation adjustments for 2014 acquisitions deemed preliminary as of December 31, 2014.

(c)                  Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.                          Goodwill and Other Intangible Assets (continued)

Other Intangible Assets

The value of the Nalco trade name is considered an indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the company’s operating units, updating the impairment testing during the first quarter of 2015 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2015 and 2014 was $73.1 million and $78.1 million, respectively.

As of March 31, 2015, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2015 (Remainder: nine-month period)	$221
2016	289
2017	286
2018	281
2019	268
2020	264

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.                          Fair Value Measurements (continued)

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2015
	Carrying	Fair Value Measurements
March 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$2.1	$2.1	$—	$—
Foreign currency forward contracts	162.0	—	162.0	—
Interest rate swap contracts	1.3	—	1.3	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	27.3	—	27.3	—
Interest rate swap contracts	30.9	—	30.9	—
Contingent consideration	1.2	—	—	1.2

	2014
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$3.4	$3.4	$—	$—
Foreign currency forward contracts	75.5	—	75.5	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	27.9	—	27.9	—
Interest rate swap contracts	24.2	—	24.2	—
Contingent consideration	1.6	—	—	1.6

The carrying value of investments held in rabbi trusts is at fair value, which is determined using quoted prices in active markets, and is classified within level 1. The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date, and is classified within level 2. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rates and forward interest rates as of the balance sheet date and is classified within level 2. For purposes of fair value disclosure above, derivative values are presented gross. See further discussion of gross versus net presentation of the company’s derivatives within Note 8.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the three months ended March 31, 2015 were as follows:

(millions)
Contingent consideration, December 31, 2014	$1.3
Amount recognized at transaction date	—
Loss (gain) recognized in earnings	—
Settlements	(0.3)
Foreign currency translation	(0.1)
Contingent consideration, March 31, 2015	$0.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$5,924.6	$6,309.6	$5,619.5	$5,980.9

8.                          Derivatives and Hedging Transactions

The company uses foreign currency forward contracts, interest rate swaps and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company does not hold derivative financial instruments of a speculative nature or for trading purposes. The company records all derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty and management fee payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All cash flow hedged transactions are forecasted to occur within the next twelve months.

The company occasionally enters into forward starting interest rate swap agreements to manage interest rate exposure. In 2014, the company entered into a series of forward starting swap agreements to hedge against changes in interest rates that could impact a future debt issuance. The underlying loss recognized in 2014 and 2015 was recorded in AOCI.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

In 2014, the company entered into a series of forward starting interest rate swap agreements in connection with its U.S. public debt issuance completed in January 2015. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the debt issuance. The swap agreements closed in January 2015 in conjunction with the debt issuance discussed in Note 6. In 2011, the company entered into and subsequently closed a series of forward starting swap agreements in connection with the issuance of its private placement debt. In 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes.

The amounts recorded in AOCI for the 2015, 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2015	2014

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$25.3	$0.2

Interest rate swap contracts	AOCI (equity)	(14.4)	—
		$10.9	$0.2

Gain (loss) reclassified in income (effective portion)

Foreign currency forward contracts	Cost of sales	$4.8	$(0.2)
	SG&A	0.5	0.6
		5.3	0.4

Interest rate swap contracts	Interest expense, net	(1.2)	(1.0)
		$4.1	$(0.6)

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during first quarter of 2015 and 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

Fair Value Hedges

The company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the company may enter into interest rate swaps under which the company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which is also recorded in interest expense. These fair value hedges are highly effective and thus, there is no impact on earnings due to hedge ineffectiveness.

In May 2014, the company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate. In January 2015, the company entered into interest rate swap agreements that converted its $300 million 1.55% debt issued in January 2015, its $250 million 3.69% debt and a portion of its $1.25 billion 3.00% debt from fixed rates to floating interest rates. The interest rate swaps were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2015	2014

Gain (loss) on derivative recognized in income

Interest rate swap	Interest expense, net	$1.0	$—

Gain (loss) on hedged item recognized in income

Interest rate swap	Interest expense, net	$(1.0)	$—

Net Investment Hedges

The company designates its outstanding €175 million ($196 million as of March 31, 2015) senior notes (“euro notes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries.

The company also enters into euro denominated forward contracts to hedge additional portions of its net investments in euro denominated functional currency subsidiaries.

During the second half of 2014, the company entered into forward contracts with notional values of €75 million and €495 million. The €75 million net investment hedge was closed during the fourth quarter of 2014.

During the first quarter of 2015, the company entered into forward contracts with notional values of €360 million and €80 million. Subsequent to the fiscal quarter end for its international operations, the company de-designated the €360 million net investment hedges and initiated undesignated hedges for €360 million to offset the impact of the original €360 million forward contract.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

The revaluation gains and losses on the euronotes and of the forward contracts, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contracts charged to shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2015	2014

Revaluation gains (losses), net of tax	$57.0	$(3.7)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)	Location	2015	2014

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$4.8	$3.1
	Interest expense, net	(4.9)	(2.4)
		$(0.1)	$0.7

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

Derivative Summary

Certain of the company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented below, no cash collateral had been received or pledged related to the underlying derivatives.

During the first quarter of 2015, the company made an accounting policy election regarding the presentation of derivatives subject to master netting arrangements with the same counterparties within its Consolidated Balance Sheet. The company previously presented all derivative positions on a gross basis and began presenting derivatives subject to master netting arrangements with the same counterparties on a net basis during the first quarter of 2015. The company reclassified the presentation of derivatives subject to master netting arrangements with the same counterparty as of December 31, 2014 to conform to the new accounting policy which resulted in a reduction in other current assets and other current liabilities of $18.1 million. The immaterial reclassification had no impact on previously reported earnings or cash flows.

The respective net amounts are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheet.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2015	2014	2015	2014

Gross value of derivatives	$163.3	$75.5	$58.2	$52.1

Gross amounts offset in the Consolidated Balance Sheet	(26.3)	(18.1)	(26.3)	(18.1)

Net value of derivatives presented in the Consolidated Balance Sheet	$137.0	$57.4	$31.9	$34.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

The following table summarizes the gross fair value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments

Foreign currency forward contracts	$38.1	$17.9	$1.5	$0.6

Interest rate swap contracts	1.3	—	30.9	24.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	123.9	57.6	25.8	27.3

Total	$163.3	$75.5	$58.2	$52.1

The following table summarizes the notional values of the company’s outstanding derivatives.

	Notional Values
	March 31	December 31
(millions)	2015	2014

Foreign currency forward contracts	$2,700	$2,800

Interest rate swap agreements	$1,425	$725
	€400	€400

Net investment hedge contracts(a)	€935	€495

(a) The net investment hedge contracts exclude the euro denominated debt.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

	First Quarter Ended
	March 31
(millions)	2015	2014
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$10.9	$0.2

(Gains) losses reclassified from AOCI into income
Cost of sales	(4.8)	0.2
SG&A	(0.5)	(0.6)
Interest expense, net	1.2	1.0
	(4.1)	0.6

Translation & other insignificant activity	(0.4)	0.7
Tax impact	1.4	(1.5)
Net of tax	$7.8	$—

Pension & Postretirement Benefits
Amounts reclassified from AOCI into income
Actuarial losses	$14.5	$5.8
Prior service costs	(1.7)	(1.7)
	12.8	4.1
Tax impact	(4.8)	(1.5)
Net of tax	$8.0	$2.6

Amounts reclassified from AOCI into income, net of tax, were derivative gain of $3.2 million in the first quarter of 2015 and derivative loss of $0.3 million in the first quarter of 2014. The pension and postretirement net actuarial loss and prior service cost reclassified from AOCI into income, net of tax, were $8.0 million and $2.6 million in first quarter of 2015 and 2014, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.                   Shareholders’ Equity

Share repurchases

In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. In February 2015, the company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of March 31, 2015, 26,220,005 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

In February 2015, under the existing repurchase authorization discussed above, the company announced a $1.0 billion share repurchase program. As part of this program, the company entered into an accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $300 million of its common stock. Under the ASR, the company received 2,066,293 shares of its common stock in February 2015. The final per share purchase price and the total number of shares to be repurchased under the ASR agreement generally were based on the volume-weighted average price of the company’s common stock during the term of the agreement. The ASR agreement ended in April 2015, subsequent to the company’s first quarter end. In connection with the finalization of the ASR agreement, the company received an additional 555,511 shares of common stock. All shares acquired under the ASR agreement were recorded as treasury stock. The remainder of the $1.0 billion share repurchase program is expected to be completed by mid-2016.

During the first quarter of 2015, including the ASR discussed above, the company reacquired 3,138,428 shares of its common stock, of which 2,946,293 related to share repurchases through open market or private purchases and 192,135 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2014, the company reacquired 3,547,334 shares of its common stock through open market and private purchases and 489,854 of shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.                   Earnings Attributable to Ecolab Per Common Share

The difference in the weighted average common shares outstanding for calculating basic and diluted earnings attributable to Ecolab per common share is a result of the dilution associated with the company’s equity compensation plans. As noted in the table below, certain stock options, units and awards outstanding under these equity compensation plans were not included in the computation of diluted earnings attributable to Ecolab per common share because they would not have had a dilutive effect.

The computations of the basic and diluted earnings attributable to Ecolab per common share amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share amounts)	2015	2014

Net income attributable to Ecolab	$233.4	$191.0

Weighted-average common shares outstanding
Basic	298.2	300.6
Effect of dilutive stock options, units and awards	5.0	5.9
Diluted	303.2	306.5

Earnings attributable to Ecolab per common share
Basic	$0.78	$0.64
Diluted	$0.77	$0.62

Anti-dilutive stock options, units and awards excluded from computation of earnings per share	1.9	1.8

12. Income Taxes

The company’s tax rate was 27.6% and 31.9% for the first quarter of 2015 and 2014, respectively. The changes in the company’s tax rate for the first quarter of 2015 compared to the first quarter of 2014 were primarily driven by the tax rate impact of special gains and charges and discrete tax items, with lesser impacts from global tax planning actions and favorable geographic income mix.

The company recognized discrete tax net expense of $2.6 million during the first quarter of 2015 and discrete tax net expense of $9.9 million during the first quarter of 2014.

First quarter 2015 discrete tax net expense was driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

First quarter 2014 discrete tax net expense was driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

The company had valuation allowances on certain deferred tax assets of $67 million and $74 million at March 31, 2015 and December 31, 2014, respectively. The reduction in the first quarter 2015 balance as compared to year end 2014 is largely due to foreign currency translation. The company anticipates that approximately one-half of the March 31, 2015 balance may be released by the end of 2015 based on the income trends of the underlying foreign entities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2015	2014	2015	2014	2015	2014
Service cost	$19.1	$16.6	$8.5	$8.4	$0.9	$1.1
Interest cost on benefit obligation	22.8	22.5	10.3	12.7	2.4	2.7
Expected return on plan assets	(33.2)	(32.1)	(14.1)	(13.8)	(0.2)	(0.3)
Recognition of net actuarial (gain) loss	12.1	5.9	4.0	1.9	(1.6)	(2.0)
Amortization of prior service cost (benefit)	(1.7)	(1.7)	—	0.1	—	(0.1)
	$19.1	$11.2	$8.7	$9.3	$1.5	$1.4

As of March 31, 2015, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first quarter of 2015, the company made payments of $3 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $5 million to such plans during the remainder of 2015.

The company contributed $14 million to its international pension benefit plans during the first quarter of 2015. The company currently estimates that it will contribute approximately an additional $31 million to the international pension benefit plans during the remainder of 2015.

During the first quarter of 2015, the company made payments of $4 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $14 million to such plans during the remainder of 2015.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Eight of the company’s ten operating units have been aggregated into three reportable segments based on similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company’s reportable segments are Global Industrial, Global Institutional and Global Energy. The company’s two operating units that are primarily fee-for-service businesses have been combined into the Other segment and do not meet the quantitative criteria to be separately reported. The company provides similar information for the Other segment as compared to its three reportable segments as the company considers the information regarding its two underlying operating units as useful in understanding its consolidated results.

The company evaluates the performance of its international operations based on fixed currency exchange rates which eliminate the impact of exchange rate fluctuations on its international operations. The international amounts included within each of the company’s reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2015. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “Effect of foreign currency translation” in the following tables.

Financial information for each of the company’s reportable segments is as follows:

	First Quarter Ended
	March 31
(millions)	2015	2014
Net Sales
Global Industrial	$1,129.7	$1,077.2
Global Institutional	1,018.0	956.7
Global Energy	981.9	973.7
Other	178.1	168.5
Subtotal at fixed currency rates	3,307.7	3,176.1
Effect of foreign currency translation	(10.1)	160.5
Consolidated	$3,297.6	$3,336.6
Operating Income
Global Industrial	$119.2	$113.6
Global Institutional	169.5	152.0
Global Energy	128.7	127.6
Other	23.4	21.4
Corporate	(52.2)	(79.7)
Subtotal at fixed currency rates	388.6	334.9
Effect of foreign currency translation	(0.9)	16.0
Consolidated	$387.7	$350.9

The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues.

Consistent with the company’s internal management reporting, the Corporate segment includes amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges, as discussed in Note 2, reported within the Consolidated Statement of Income.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Insurance

Globally, the company has high deductible insurance policies for property and casualty losses. The company is insured for losses in excess of these deductibles, subject to policy terms and conditions and has recorded both a liability and an offsetting receivable for amounts in excess of these deductibles. The company is self-insured for health care claims for eligible participating employees, subject to certain deductibles and limitations. The company determines its liabilities for claims on an actuarial basis.

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

Environmental Matters

The company is currently participating in environmental assessments and remediation at approximately 35 locations, most of which are in the U.S., and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the company’s accruals for environmental liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.                   Commitments and Contingencies (continued)

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

(unaudited)

15.                   Commitments and Contingencies (continued)

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.                   Commitments and Contingencies (continued)

Other Related Claims Pending in MDL 2179

Nalco Company was also named, along with other unaffiliated defendants, in 23 complaints filed by individuals: Alexander, et al. v. BP Exploration & Production, et al., Case No. 11-cv-00951 (E.D. La.); Best v. British Petroleum plc, et al., Case No. 11-cv-00772 (E.D. La.); Black v. BP Exploration & Production, Inc., et al. Case No. 2:11-cv- 867, (E.D. La.); Brooks v. Tidewater Marine LLC, et al., Case No. 11-cv- 00049 (S.D. Tex.); Capt Ander, Inc. v. BP, plc, et al., Case No. 4:10-cv-00364-RH-WCS (N.D. Fla.); Coco v. BP Products North America, Inc., et al. (E.D. La.); Danos, et al. v. BP Exploration et al., Case No. 00060449 (25th Judicial Court, Parish of Plaquemines, Louisiana); Doom v. BP Exploration & Production, et al. , Case No. 12-cv-2048 (E.D. La.); Duong, et al., v. BP America Production Company, et al., Case No. 13-cv-00605 (E.D. La.); Esponge v. BP, P.L.C., et al., Case No. 0166367 (32nd Judicial District Court, Parish of Terrebonne, Louisiana); Ezell v. BP, plc, et al., Case No. 2:10-cv-01920-KDE-JCW (E.D. La.); Fitzgerald v. BP Exploration, et al., Case No. 13-cv-00650 (E.D. La.); Hill v. BP, plc, et al., Case No. 1:10-cv-00471-CG-N (S.D. Ala.); Hogan v. British Petroleum Exploration & Production, Inc., et al., Case No. 2012-22995 (District Court, Harris County, Texas); Hudley v. BP, plc, et al., Case No. 10-cv-00532-N (S.D. Ala.); In re of Jambon Supplier II, L.L.C., et al., Case No. 12-426 (E.D. La.); Kolian v. BP Exploration & Production, et al. , Case No. 12-cv-2338 (E.D. La.); Monroe v. BP, plc, et al., Case No. 1:10-cv-00472-M (S.D. Ala.); Pearson v. BP Exploration & Production, Inc., Case No. 2:11-cv-863, (E.D. La.); Shimer v. BP Exploration and Production, et al, Case No. 2:13-cv-4755 (E.D. La.); Top Water Charters, LLC v. BP, P.L.C., et al., No. 0165708 (32nd Judicial District Court, Parish of Terrebonne, Louisiana); Toups, et al. v Nalco Company, et al., Case No. 59-121 (25th Judicial District Court, Parish of Plaquemines, Louisiana); and, Trehern v. BP, plc, et al., Case No. 1:10-cv-00432-HSO-JMR (S.D. Miss.). The cases were filed on behalf of individuals and entities that own property, live, and/or work in or derive income from the effected Coastal region. Each of the actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of our COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.                   Commitments and Contingencies (continued)

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.                   New Accounting Pronouncements

Standard	Date of Issuance	Description	Date of Adoption	Effect on the Financial Statements

Standards that are not yet adopted:

ASU 2015-01 — Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items	January 2015

Entities should no longer segregate extraordinary and unusual items from the results of ordinary operations on the Income Statement and should no longer disclose the applicable income taxes and earnings-per-share data for applicable extraordinary items.

			January 1, 2016	The company does not expect the updated guidance to have an impact on future financial statements.

ASU 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis	February 2015	Certain factors that previously required reporting entities to consolidate a given legal entity have been eliminated, requiring fewer legal entities to be consolidated under the new guidance.	January 1, 2016	The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2015-03 — Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs	April 2015	Debt issuance costs should no longer be recognized as a deferred charge (asset) but rather should be recorded as a direct deduction from the carrying amount of the debt liability.	January 1, 2016	Presentation impact related to the company’s deferred financing costs and debt. The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2015-04 — Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	April 2015

An entity that is the customer in a cloud computing arrangement that includes a software license should account for the software license element of the arrangement consistent with the acquisition of other software licenses.

			January 1, 2016	The company does not expect the updated guidance to have an impact on future financial statements.

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606)	May 2014

Recognition standard contains principles for entities to apply to determine the measurement of revenue and timing of when the revenue is recognized. The underlying principle of the updated guidance will have entities recognize revenue to depict the transfer of goods or services to customers at an amount that is expected to be received in exchange for those goods or services.

			January 1, 2017, with potential deferral, subject to FASB review.	The company is currently evaluating the impact of adoption.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.                   New Accounting Pronouncements (continued)

Standards that are not yet adopted (continued):

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	August 2014	Management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures.	January 1, 2017	The company does not expect the guidance to have an impact on future financial statements.

Standards that were adopted:

ASU 2014-08 —Presentation of Financial Statements (Topic 205): Reporting Dis-continued Operations and Disclosures of Disposals of Components of an Entity	April 2014	Updated criteria for determining which disposals should be presented as discontinued operations as well as modifications to the related disclosure requirements.	January 1, 2015	The adoption of the updated guidance had no impact on the company’s financial statements.

ASU 2014-16 —Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity	November 2014

For hybrid financial instruments issued in the form of a share, an entity (an issuer or an investor) should determine the nature of the host contract by considering all stated and implied substantive terms and features of the basis of relevant facts and circumstances.

			January 1, 2015	The adoption of the updated guidance had no impact on the company’s financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2015, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2015 and 2014 and the consolidated statement of cash flows for the three-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

May 7, 2015

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate level, and the quantitative impact of acquisitions and changes in foreign currency at the segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such quantitative drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

We evaluate the sales and operating income performance of our international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency exchange rates are generally based on existing market rates at the time they are established.

Acquisition adjusted growth rates generally exclude the results of any acquired business from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture.

Overview of the First Quarter Ended March 31, 2015

First quarter 2015 sales, operating income and diluted earnings per share attributable to Ecolab decreased 1%, increased 10% and increased 24%, respectively compared to first quarter 2014 results.

Foreign currency negatively impacted our first quarter 2015 results when compared with the first quarter of 2014. In addition, both 2015 and 2014 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons.

First quarter 2015 fixed currency sales increased 4%, with growth led by our Institutional, Industrial and Other segments. Our Latin America and Middle East & Africa (“MEA”) regions had strong gains while Europe had good growth.

First quarter 2015 fixed currency operating income increased 16% compared to first quarter 2014. Excluding special (gains) and charges from both 2015 and 2014 results, first quarter 2015 adjusted fixed currency operating income increased 7% when compared to first quarter 2014 adjusted fixed currency operating income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the First Quarter Ended March 31, 2015 (continued)

Excluding special (gains) and charges and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 8% in the first quarter of 2015 versus the prior year first quarter. Currency translation had an unfavorable impact of approximately $0.04 on diluted earnings per share for the first quarter of 2015 compared to the same period of 2014.

Sales Performance

As summarized in the tables on pages 42 and 48:

•                  First quarter 2015 sales decreased 1%, fixed currency sales increased 4%.

•                  Fixed currency sales for our Global Industrial segment increased 5% to $1,130 million when comparing first quarter 2015 against first quarter 2014, led by growth in Food & Beverage and Water. Acquisition adjusted fixed currency sales increased 3%.

•                  First quarter 2015 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 6% to $1,018 million, led by strong growth in Specialty and Institutional, while Healthcare showed good sales growth. Adjusting for a small divestiture, acquisition adjusted fixed currency sales increased 7%.

•                  Fixed currency sales for our Global Energy segment increased 1% to $982 million when comparing first quarter 2015 against first quarter 2014, led by the production and downstream businesses.

•                  First quarter 2015 Other segment sales, when measured in fixed rates of currency exchange, increased 6% to $178 million. Both Pest Elimination and Equipment Care had good sales growth.

Financial Performance

As summarized in the tables on pages 45 through 47:

•                  First quarter 2015 operating income increased 10% to $388 million compared to first quarter 2014 operating income of $351 million. First quarter 2015 fixed currency operating income increased 16% compared to first quarter 2014. Excluding the impact of special (gains) and charges from both 2015 and 2014 reported results, 2015 adjusted operating income increased 2% when compared to 2014 adjusted operating income. Adjusted fixed currency operating income increased 7% when compared to 2014 adjusted fixed currency operating income.

•                  First quarter 2015 net income attributable to Ecolab increased 22% to $233 million. Excluding the impact of special (gains) and charges and discrete tax items from 2015 and 2014 reported results, adjusted net income attributable to Ecolab increased 6% compared to the prior year’s first quarter.

•                  First quarter 2015 diluted earnings per share attributable to Ecolab of $0.77 increased 24% compared to the first quarter of 2014. Excluding the impact of special (gains) and charges and discrete tax items from 2015 and 2014 reported results, adjusted diluted earnings per share attributable to Ecolab increased 8% to $0.80 for the first quarter of 2015 compared to $0.74 in the first quarter of 2014.

•                  Our reported tax rate was 27.6% for the first quarter of 2015 compared to 31.9% for the first quarter of 2014. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2015 and 2014 results, our adjusted tax rate was 27.1% and 27.9% for the first quarter of 2015 and 2014, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015

Net Sales

	First Quarter Ended
	March 31%
(millions)	2015	2014	Change

Reported GAAP net sales	$3,297.6	$3,336.6	(1)%
Effect of foreign currency translation	10.1	(160.5)
Non-GAAP fixed currency sales	$3,307.7	$3,176.1	4%

As shown in the table above, foreign currency exchange negatively impacted sales growth during the first quarter of 2015. The percentage change components of the period-over-period 2015 sales increase are shown below:

First Quarter Ended
(percent)	March 31

Volume	3%
Price changes	1
Acquisitions & divestitures	—
Fixed currency sales increase	4
Foreign currency exchange	(5)
Reported GAAP net sales decrease	(1)%

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	2015		2014
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,765.3	46.5%	$1,819.2	45.5%
Special (gains) and charges	0.6	0.0	6.0	0.2
Non-GAAP adjusted COS and gross margin	$1,764.7	46.5%	$1,813.2	45.7%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.5% and 45.5% for the first quarter of 2015 and 2014, respectively. As noted in the table above, the first quarter 2015 special (gains) and charge amount of $0.6 million had minimal impact on our reported gross margin. Our first quarter 2014 reported gross margin was negatively impacted by special (gains) and charges of $6.0 million. Special (gains) and charges included within COS are shown within the table on page 43.

Excluding the impact of special (gains) and charges, our first quarter 2015 adjusted gross margin of 46.5% compares against a first quarter 2014 adjusted gross margin of 45.7%. The increase in adjusted gross margin when comparing the first quarter of 2015 against the first quarter of 2014 is due primarily to pricing gains, delivered product cost savings and synergies.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015 (continued)

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 34.5% for the first quarter of 2015 compared to 34.1% in 2014. The increase in the comparable SG&A to sales ratio was due primarily higher comparable pension costs and net investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2015	2014

Cost of sales
Restructuring charges	$0.6	$6.0

Special (gains) and charges
Restructuring charges	2.1	22.6
Champion integration costs	5.2	6.5
Nalco integration costs	0.5	1.3
Other gains	—	(0.8)
Subtotal	7.8	29.6

Total special (gains) and charges	$8.4	$35.6

Restructuring charges

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of Champion we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s current global workforce. Actions also include leveraging and simplifying our global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

The total pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to occur in 2015. We anticipate that approximately two-thirds of the remaining Energy Plan pre-tax charges will represent cash expenditures. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

We recorded restructuring charges related to the Energy Restructuring Plan of $1.0 million ($0.8 million after tax) or less than $0.01 per diluted share and $4.9 million ($3.0 million after tax) or $0.01 per diluted share during the first quarter of 2015 and 2014, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015 (continued)

Restructuring charges (continued)

Cash activity under the Energy Restructuring Plan resulted in net cash proceeds of $3.2 million during the first quarter of 2015, primarily from the sale of facilities. The majority of historical cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first quarter of 2015, the Energy Plan achieved approximately $10 million in incremental savings as compared to 2014. We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition of $125 million in 2015, with annual cost savings and synergies of $150 million by the end of 2016.

Combined Restructuring Plan

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, as well as to undertake certain restructuring activities outside of Europe, historically referred to as the “2011 Restructuring Plan”.

Additionally, in January 2012 and following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reduction of plant and distribution center locations, historically referred to as the “Merger Restructuring Plan”.

During the first quarter of 2013, we determined that the objectives of the plans discussed above were aligned and consequently, the previously separate restructuring plans were combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce, plant and distribution center locations.

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax), which includes a small increase from the fourth quarter of 2014. The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. We anticipate that approximately two-thirds of the remaining Combined Plan pre-tax charges will represent net cash expenditures. No decisions have been made regarding any additional non-cash charges and estimates could vary depending on the actual actions taken.

We recorded restructuring charges related to the Combined Plan of $1.7 million ($0.8 million after tax) or less than $0.01 per diluted share and $23.7 million ($19.8 million after tax) or $0.07 per diluted share during the first quarter of 2015 and 2014, respectively.

Net cash payments under the Combined Plan during the first three months of 2015 were $11.4 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015 (continued)

Restructuring charges (continued)

For the first quarter of 2015, the Combined Plan achieved approximately $15 million of incremental savings as compared to 2014. We anticipate cumulative cost savings from the Combined Plan of $395 million in 2015, with annual cost savings and synergies of $420 million by the end of 2016.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges within the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $5.2 million ($3.2 million after tax) or $0.01 per diluted share and $6.5 million ($4.1 million after tax) or $0.01 per diluted share during the first quarter of 2015 and 2014, respectively. Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred net charges of $0.5 million ($0.5 million after tax), or less than $0.01 per diluted share and $1.3 million ($0.9 million after tax), or less than $0.01 per diluted share during the first quarter of 2015 and 2014, respectively. Nalco related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Further details related to our reported non-restructuring special (gains) and charges are included in Note 2, and further details related to acquisitions are included in Note 3.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31%
Operating Income (millions)	2015	2014	Change

Reported GAAP operating income	$387.7	$350.9	10%
Special (gains) and charges	8.4	35.6
Non-GAAP adjusted operating income	396.1	386.5	2%
Effect of foreign currency translation	0.9	(16.0)
Non-GAAP adjusted fixed currency operating income	$397.0	$370.5	7%

	First Quarter Ended
	March 31
Operating Income Margin (percent)	2015	2014

Reported operating income / reported net sales	11.8%	10.5%
Non-GAAP adjusted operating income / reported net sales	12.0%	11.6%
Non-GAAP adjusted fixed currency operating income / fixed currency sales	12.0%	11.7%

Our operating income and corresponding operating income margin are shown in the tables above. Our operating income margin is defined as operating income divided by sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015 (continued)

Operating Income and Operating Income Margin (continued)

Our reported operating income for both 2015 and 2014 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from 2015 and 2014 reported results, first quarter 2015 adjusted operating income increased 2% when compared against first quarter 2014 adjusted operating income. As shown in the previous table, foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 7% in the first quarter 2015.

The first quarter of 2015 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin was driven primarily by sales volume increases, pricing gains, delivered product costs savings and synergies, which more than offset investments in the business and other costs, including the impact of higher comparable pension costs.

Interest Expense, Net

Net interest expense was $63 million in the first quarter of 2015 and $65 million in the first quarter of 2014. The decrease in net interest expense when comparing the first quarter of 2015 against the first quarter for 2014 was driven primarily by lower interest rates paid on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2015	2014

Reported GAAP tax rate	27.6%	31.9%
Tax rate impact of:
Special gains and charges	0.2	(1.0)
Discrete tax items	(0.7)	(3.0)
Non-GAAP adjusted tax rate	27.1%	27.9%

Our reported tax rate for 2015 and 2014 includes the tax rate impact of special gains and charges and discrete tax items. Depending on the nature of our special gains and charges and discrete tax items, our reported tax rate may not be consistent on a period to period basis, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate.

Our first quarter 2015 reported tax expense included $3.1 million of net tax benefits on special gains and charges and net expense of $2.6 million associated with discrete tax items. The corresponding impact of these items to the reported tax rate is shown in the table above.

First quarter 2015 discrete tax items net expense were driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

Our first quarter 2014 reported tax expense included $8.3 million of net tax benefits on special gains and charges and net expense of $9.9 million associated with discrete tax items. The corresponding impact of these items to the reported tax rate is shown in the table above.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — First Quarter Ended March 31, 2015 (continued)

Provision for Income Taxes (continued)

First quarter 2014 discrete tax items net expense was driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

The decrease in the first quarter 2015 adjusted tax rate compared to 2014 was due primarily to the impact of global tax planning projects and favorable geographic income mix.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31%
(millions)	2015	2014	Change

Reported GAAP net income	$233.4	$191.0	22%
Adjustments:
Special (gains) and charges, net of tax	5.3	27.3
Discrete tax net expense (benefits)	2.6	9.9
Non-GAAP adjusted net income	$241.3	$228.2	6%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended
	March 31%
(dollars)	2015	2014	Change

Reported GAAP diluted EPS	$0.77	$0.62	24%
Adjustments:
Special (gains) and charges	0.02	0.09
Discrete tax net expense (benefits)	0.01	0.03
Non-GAAP adjusted diluted EPS	$0.80	$0.74	8%

Currency translation had an unfavorable impact of approximately $0.04 on reported and adjusted diluted earnings per share for the first quarter of 2015 compared to the same period of 2014.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Fixed currency sales and operating income for the first quarter of 2015 and 2014 for our reportable segments were as follows:

	Net Sales
	First Quarter Ended
	March 31%
(millions)	2015	2014	Change

Global Industrial	$1,129.7	$1,077.2	5%
Global Institutional	1,018.0	956.7	6%
Global Energy	981.9	973.7	1%
Other	178.1	168.5	6%
Subtotal at fixed currency rates	3,307.7	3,176.1	4%
Effect of foreign currency translation	(10.1)	160.5
Consolidated	$3,297.6	$3,336.6	(1)%

	Operating Income
	First Quarter Ended
	March 31%
(millions)	2015	2014	Change

Global Industrial	$119.2	$113.6	5%
Global Institutional	169.5	152.0	12%
Global Energy	128.7	127.6	1%
Other	23.4	21.4	9%
Corporate	(52.2)	(79.7)
Subtotal at fixed currency rates	388.6	334.9	16%
Effect of foreign currency translation	(0.9)	16.0
Consolidated	$387.7	$350.9	10%

Global Industrial

	First Quarter Ended
	March 31
(millions / percent)	2015	2014

Net Sales
Sales at fixed currency	$1,129.7	$1,077.2
Percentage change at fixed currency	5%
Acquisition adjusted percentage change at fixed currency	3%
Percentage change at public currency	(2)%

Operating Income
Operating income at fixed currency	$119.2	$113.6
Percentage change at fixed currency	5%
Acquisition adjusted percentage change at fixed currency	4%
Percentage change at public currency	(2)%
Operating income margin	10.6%	10.5%

Net Sales

Fixed currency sales for our Global Industrial segment increased 5% in the first quarter of 2015, compared to the same period in 2014. Acquisition adjusted fixed currency sales increased 3%. Sales growth was driven by both volume gains and pricing. At a regional level, good growth in MEA and Latin America and modest gains in North America and Europe, offset slightly lower sales in Asia Pacific.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

At an operating unit level, Water fixed currency sales increased 5% in the first quarter of 2015 (increase of 3% acquisition adjusted), led by gains in the light and heavy industries, while mining sales were flat. Food & Beverage fixed currency sales increased 6% in the first quarter of 2015 (increase of 4% acquisition adjusted), benefiting from share gains. Growth was led by the beverage & brewing and agri markets, with modest gains in dairy and food. Paper fixed currency sales increased 2% in the first quarter of 2015, as new accounts and technology penetration offset the unfavorable impact of below capacity plant utilization at customer locations. Textile Care fixed currency sales increased 5% in the first quarter of 2015, benefiting from sales growth in both North America and Europe.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 5% for the first quarter of 2015, compared to the same period in 2014. As shown in the previous table, acquisitions had a small impact on operating income growth for the first quarter of 2015. The operating income margin increased 0.1 percentage points in the first quarter of 2015. Fixed currency operating income growth and the improved operating income margin benefited from pricing gains, sales volume increases and delivered product cost savings, which more than offset unfavorable underlying business mix changes, particularly within our Paper operating unit, investments in the business and other costs.

Global Institutional

	First Quarter Ended
	March 31
(millions / percent)	2015	2014
Net Sales
Sales at fixed currency	$1,018.0	$956.7
Percentage change at fixed currency	6%
Acquisition adjusted percentage change at fixed currency	7%
Percentage change at public currency	2%

Operating Income
Operating income at fixed currency	$169.5	$152.0
Percentage change at fixed currency	12%
Acquisition adjusted percentage change at fixed currency	12%
Percentage change at public currency	9%
Operating income margin	16.7%	15.9%

Net Sales

Fixed currency sales for our Global Institutional segment increased 6% in the first quarter of 2015, compared to the same period in 2014. Adjusting for a small divestiture, acquisition adjusted fixed currency sales increased 7%, with the increase driven by both volume gains and pricing. At a regional level, the first quarter increase was led by strong growth in Latin America and MEA, with good gains in Asia Pacific and North America, and a modest increase in Europe.

At an operating unit level, Institutional fixed currency sales increased 6% in the first quarter of 2015 (increase of 7% when adjusting for a small divestiture), benefiting from good growth in global lodging demand and steady trends in foodservice foot traffic. Results were led by sales initiatives, new accounts and globalization of our leading technologies. Specialty fixed currency sales increased 8% in the first quarter of 2015. A double-digit increase in our food retail business led the growth, while our quick service business had good sales gains. Healthcare fixed currency sales increased 5% in the first quarter of 2015, benefiting from new account growth, customer penetration and product introductions.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Operating Income

Fixed currency operating income for our Global Institutional segment increased 12% in the first quarter of 2015, compared to the same period in 2014. Our operating income margin increased 0.8 percentage points in the first quarter of 2015. The increase in fixed currency operating income and improved operating income margin were driven primarily by the impact of sales volume increases and pricing gains which more than offset investments in the business and other costs.

Global Energy

	First Quarter Ended
	March 31
(millions / percent)	2015	2014
Net Sales
Sales at fixed currency	$981.9	$973.7
Percentage change at fixed currency	1%
Acquisition adjusted percentage change at fixed currency	1%
Percentage change at public currency	(4)%

Operating Income
Operating income at fixed currency	$128.7	$127.6
Percentage change at fixed currency	1%
Acquisition adjusted percentage change at fixed currency	1%
Percentage change at public currency	(3)%
Operating income margin	13.1%	13.1%

Net Sales

Fixed currency sales for our Global Energy segment increased 1% in the first quarter of 2015, compared to the same period in 2014, with the volume gains slightly offsetting lower pricing.

The increase in fixed currency sales reflected good growth in our production and downstream businesses, which more than offset lower comparable sales in our drilling business. Strong growth in our international regions was offset by soft North America results, reflecting the reduction in North America drilling and well completion activity.

Operating Income

Fixed currency operating income for our Global Energy segment increased 1% for the first quarter of 2015, compared to the same period in 2014. Our operating income margin remained flat at 13.1% comparing the first quarter of 2015 against the first quarter of 2014.

The increase in fixed currency operating income was largely driven by delivered product cost savings, synergies and favorable underlying business mix changes, offset by the impact of lower pricing, investments in the business and other costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Other

	First Quarter Ended
	March 31
(millions / percent)	2015	2014
Net Sales
Sales at fixed currency	$178.1	$168.5
Percentage change at fixed currency	6%
Acquisition adjusted percentage change at fixed currency	6%
Percentage change at public currency	3%

Operating Income
Operating income at fixed currency	$23.4	$21.4
Percentage change at fixed currency	9%
Acquisition adjusted percentage change at fixed currency	11%
Percentage change at public currency	5%
Operating income margin	13.1%	12.7%

Net Sales

Fixed currency sales for our Other segment increased 6% in the first quarter of 2015, compared to the same period in 2014, driven by both volume gains and pricing, with all regions showing growth.

At an operating unit level, Pest Elimination fixed currency sales increased 7% in the first quarter of 2015, (increase of 6% acquisition adjusted), benefiting from gains in the food and beverage and foodservice markets. Equipment Care sales increased 7% in the first quarter of 2015, driven by increases in both service and parts sales, benefiting from new customer additions.

Operating Income

Fixed currency operating income for our Other segment increased 9% for the first quarter of 2015, compared to the same period in 2014. Acquisition adjusted fixed currency operating income increased 11%. Our operating income margin increased 0.4 percentage points in the first quarter of 2015. Fixed currency operating income results and the corresponding operating income margins were largely impacted by pricing gains and sales volume increases.

Corporate

Consistent with the company’s internal management reporting, the Corporate segment includes intangible asset amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 43.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Financial Position

Total assets were $19.3 billion as of March 31, 2015, compared to total assets of $19.4 billion at December 31, 2014. The negative impact of foreign currency exchange rates on the value of our foreign assets translated into U.S. dollars as of March 31, 2015 and the impact of intangible asset amortization more than offset the increase in assets from ongoing business activities.

Total liabilities were $12.3 billion and $12.1 billion as of March 31, 2015 and December 31, 2014, respectively. Total debt was $7.2 billion as of March 31, 2015 and $6.6 billion as of December 31, 2014.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBIDTA are shown in the following table. We view our net debt to EBITDA and net debt to adjusted EBITDA ratios as important indicators of our creditworthiness.

EBITDA and adjusted EBITDA are non-GAAP measures. As shown below, EBITDA is defined as net income including non-controlling interest plus provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as the sum of EBITDA and special (gains) and charges impacting EBITDA. The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	First Quarter Ended
	March 31
(ratio)	2015	2014

Net debt to EBITDA	2.4	2.8
Net debt to adjusted EBITDA	2.4	2.6

	First Quarter Ended
	March 31
(millions)	2015	2014

Net debt
Total debt	$7,206.2	$7,204.0
Cash	237.9	300.3
Net debt	$6,968.3	$6,903.7

EBITDA
Net income including non-controlling interest	$1,263.1	$1,007.1
Provision for income taxes	474.7	376.8
Interest expense, net	254.0	265.9
Depreciation	563.7	528.1
Amortization	308.7	319.6
EBITDA	2,864.2	2,497.5
Special (gains) and charges impacting EBITDA	55.9	198.4
Adjusted EBITDA	$2,920.1	$2,695.9

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash Flows

Cash provided by operating activities totaled $113 million for the first quarter of 2015 compared to $214 million for the first quarter of 2014.

Year-over-year comparability was negatively impacted by fluctuations in our operating assets and liabilities, primarily from accounts payable and accounts receivable, impacted by timing of payments and receipts, respectively. We continue to generate good cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $169 million for the first quarter of 2015 compared to $174 million for the first quarter of 2014.

The fluctuation across the periods is driven primarily by capital expenditures as we continue to make investments in our business, including a $20 million payment made as a result of acquiring the beneficial interest in the trust owning the leased Naperville facility. See Note 5 for further information regarding this transaction. Cash paid for business acquisitions decreased comparing the first quarter of 2015 against first quarter of 2014. See Note 3 for further information on our business acquisition activity.

Cash provided by financing activities was $86 million during the first quarter of 2015 compared to cash used for financing activities of $73 million for the first quarter of 2014.

Our first quarter 2015 financing activities included issuance of $300 million 1.55% and $300 million 2.25% senior notes, repayment of $250 million 4.88% senior notes and repayment of $125 million of term loan borrowings. Our first quarter 2014 financing activities included the repayment of $100 million of term loan borrowings. Net issuances and repayments of commercial paper and notes payable led to increases of $336 million and $398 million during the first quarter of 2015 and 2014, respectively.

In February 2015, we announced a $1.0 billion share repurchase program, which is expected to be completed by mid-2016. During the first quarter of 2015, we repurchased $413 million shares, including $300 million shares through the ASR program, discussed further in Note 10. During the first quarter of 2014 we repurchased $243 million shares.

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

As of March 31, 2015, we had $238 million of cash and cash equivalents on hand, of which $223 million was held outside of the U.S. Cash and cash equivalents held in Venezuela as of March 31, 2015 make up approximately one-fourth of the amount held outside of the U.S. See the further discussion regarding Venezuela on pages 56 through 57, within the section entitled Global Economic and Political Environment.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

As of March 31, 2015 we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of March 31, 2015 or December 31, 2014.

The credit facility supports our $2.0 billion U.S. commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of March 31, 2015, we had $1.3 billion in outstanding U.S. commercial paper, with an average annual interest rate of 0.6%, and no amounts outstanding under our European commercial paper program. As of March 31, 2015, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

We issued $300 million 1.55% and $300 million 2.25% senior notes in January 2015. In February 2015, we repaid our $250 million senior notes, originally issued in 2008 and in March 2015 we repaid $125 million of term loan borrowings. Also in February 2015, we assumed $100 million of debt as a result of acquisition of the beneficial interest in the trust owning the leased Naperville facility.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of March 31, 2015, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2014 disclosed total notes payable and long-term debt due within one year of $1.7 billion. As of March 31, 2015, the total notes payable and long-term debt due within one year has increased to $1.8 billion. The increase reflected additional commercial paper borrowing during the first quarter of 2015, net of the debt repayments discussed above.

Our gross liability for uncertain tax positions was $75 million as of March 31, 2015 and $79 million as of December 31, 2014. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

Global Economic and Political Environment

Oil Markets and Global Energy Investments

Approximately 30% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Energy Markets

Oil prices remained comparably low during the first quarter of 2015, with continued supply pressures negatively impacting exploration and production investments, driving down the comparable rig count, particularly in North America. Demand for oil and energy consumption has remained strong.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

As demonstrated in the first quarter of 2015, lower oil prices slowed our Global Energy segment results, with an expectation of lower comparable sales within the segment throughout the remainder of 2015, assuming oil prices remain at their current levels. Our global footprint and broad business portfolio within the Global Energy segment, as well as our strong execution capabilities are expected to provide the required resilience to outperform in the current market, as such we continue to remain confident in the long-term growth prospects of the segment.

Additionally, as petroleum based materials are key inputs to many of our chemical products, lower oil prices will continue to provide benefits across our segments in the form of lower raw material costs. In addition, it is likely we will experience continued improved Institutional markets as consumers have more discretionary income due to lower energy prices.

Energy Investments

We have a joint venture in Kazakhstan, which we acquired as part of the Champion transaction that holds a contract to supply production chemicals for use in the Kashagan oil project, a Caspian Sea shallowwater oil field. The startup of production at the Kashagan project has been significantly delayed and output was indefinitely halted after pipeline failures were discovered in October 2013. We have approximately $25 million invested in this joint venture related to inventory, imported in anticipation of production. We anticipate that the pipelines will be repaired and production restarted; however, if this does not occur, or does not occur in a timely manner, we believe the impact of such events would not have a material adverse effect on our consolidated financial position or results of operations.

Global Economies

Approximately half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Global Foreign Currency Markets

The U.S. dollar remained very strong against most global currencies during the first quarter of 2015, impacting our comparative results for first quarter 2015. We anticipate the trend to continue throughout 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with foreign currency exposure and our investments in foreign operations.

European Environment

Economic conditions in Europe have remained challenging, with sovereign debt issues, high levels of unemployment and large trade deficits leading to weakness in respective European currencies and diminished credit availability. While such factors could negatively impact our customers located both within Europe and other geographic areas, we currently do not foresee any specific credit or market risks that would have a significant impact to our future results of operations.

Russia and Ukraine

The ongoing political turmoil, economic sanctions, as well as the depressed oil markets, have led to foreign currency pressure as well as higher localized interest rates within Russia and Ukraine. We have experienced no significant impact from these trends, and will continue to monitor the economic and political trends within the region. Net sales within Russia and Ukraine are approximately 1% of our reported net sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

Venezuela Foreign Currency Translation

Venezuela is a country experiencing a highly inflationary economy as defined under U.S. GAAP. As a result, the U.S. dollar is the functional currency for the company’s subsidiaries in Venezuela. Any currency remeasurement adjustments for non-dollar denominated monetary assets and liabilities held by the company’s subsidiaries and other transactional foreign exchange gains and losses are reflected in earnings.

In 2013, the Venezuelan government established a new foreign exchange mechanism known as SICAD 1. It operates similar to an auction system and allows entities to exchange a limited number of bolivars for U.S. dollars at a bid rate established via weekly auctions. As of February 28, 2015, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 12.0 bolivars to 1 U.S. dollar. We do not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of CADIVI with a new foreign currency administration, CENCOEX, which did not impact the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar. In March 2014, the Venezuelan government established SICAD 2, which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by SIMADI, a free-floating rate, with an exchange rate at February 2015 of 176.62 bolivars to 1 U.S. dollar.

During the first quarter of 2015, we continued to transact business across our operating units at the CENCOEX fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar, including with PDVSA, the Venezuela state-owned oil and natural gas company. As the fixed currency exchange rate of 6.30 bolivars to 1 U.S. dollar remained legally available to us and we continued to transact at this rate, we remeasured the net monetary assets of our Venezuela subsidiaries at this rate throughout the first quarter of 2015.

We continue to closely monitor the complex economic and political conditions with respect to our operating units in Venezuela. Depending on the ultimate transparency, liquidity and availability of the various Venezuelan exchange markets, and the corresponding impact to the exchange rates used to transact our business, the remeasurement of a portion or substantially all of our net monetary balances during the remainder of 2015 at a rate other than the official rate of 6.30 bolivars to 1 U.S. dollar currently being used is possible. We will evaluate the remeasurement of a portion or all of our monetary assets during the remainder of 2015 depending on the rate at which we transact business in Venezuela. Assuming these rates are higher than the official exchange rate at the time our net monetary assets are remeasured, this will likely result in a devaluation charge. In addition, operating results translated using a higher rate than the official rate could result in a reduction in earnings.

As of February 28, 2015, we had $120 million of net monetary assets denominated in bolivars that were required to be remeasured to U.S. dollars. If we determine our net monetary assets should be remeasured in a subsequent period, we could recognize a currency devaluation pre-tax loss of up to $120 million based on the February 28, 2015 net monetary assets. This loss would be a component of special (gains) and charges within our Consolidated Statement of Income.

As of February 28, 2015, we had other net assets in Venezuela of $115 million, largely comprised of accounts receivable (denominated in U.S. dollars), inventory, property, plant and equipment and other intangible assets, excluding goodwill. Based on our operating income performance in Venezuela during the first quarter of 2015, no impairment of these assets was recognized.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

If future cash flows of all or a portion of our business in Venezuela were to significantly decline, either as a result of a currency devaluation or other economic events, additional evaluation of the corresponding other net assets for potential impairment will be performed.

As discussed in Note 6, goodwill is aligned to our ten reporting units, and is tested for impairment on an annual basis during the second quarter. Our Venezuelan operations are aligned to five of the ten reporting units. Based on our operating performance in Venezuela during the first quarter of 2015, as well as the relative size of the Venezuelan operations in comparison to the five respective global reporting units, updating our goodwill impairment testing during the first quarter of 2015 was not deemed necessary.

Net sales within Venezuela are approximately 2% of our consolidated net sales. Assets held within Venezuela represent less than 2% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

Subsequent Events

Subsequent to the fiscal quarter end for our international operations, we de-designated €360 million of our net investment hedges and initiated undesignated hedges for €360 million to offset the impact of the original €360 million forward contract.

Subsequent to the fiscal quarter end for our international operations, we acquired certain assets from Clariant AG based in Brazil and Argentina. Pre-acquisition annual sales of the business are approximately $4 million.

In April 2015, we received an additional 555,511 shares of common stock in connection with the finalization of the ASR agreement.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

•                  Fixed currency sales

•                  Acquisition adjusted fixed currency sales

•                  Adjusted cost of sales

•                  Adjusted gross margin

•                  Fixed currency operating income

•                  Adjusted operating income

•                  Adjusted operating income margin

•                  Adjusted fixed currency operating income

•                  Adjusted fixed currency operating income margin

•                  EBITDA

•                  Adjusted EBITDA

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted cost of sales, adjusted gross margin, adjusted operating income, adjusted operating income margin, adjusted fixed currency operating income, adjusted fixed currency operating income margin, adjusted net income and adjusted diluted earnings per share, which exclude special (gains) and charges and discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

EBITDA is defined as net income including non-controlling interest plus provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus special (gains) and charges impacting operating income. EBITDA and adjusted EBITDA are used as inputs to our net debt to EBITDA and net debt to adjusted EBITDA ratios, which we view as important indicators of our creditworthiness.

The adjusted tax rate measure promotes period-to-period comparability of the underlying effective tax rate because it excludes the tax rate impact of special (gains) and charges and discrete tax items which do not necessarily reflect costs associated with historical trends or expected future results.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, acquisition adjusted fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our international sales, acquisition adjusted sales, operating income and adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2015.

Acquisition adjusted growth rates generally exclude the results of any acquired business from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 42-47 and page 52.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our restructuring initiatives; contingent consideration obligations; payments and contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; borrowing capacity; a potential Venezuelan devaluation and asset impairment charge; impact of oil price fluctuations; the impact of delay or shutdown of Kashagan operations; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; anticipated future debt issuances; and nonperformance of financial counterparties.

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

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A of our Form 10-K for the year ended December 31, 2014, entitled Risk Factors, and include the vitality of the markets we serve including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates and foreign currency risk including a potential currency devaluation in Venezuela and reduced sales and earnings in other countries resulting from the weakening of local currencies versus the U.S. dollar; our ability to attract and retain high caliber management talent to lead our business; our ability to execute key business initiatives; potential information technology infrastructure failures; exposure to global economic, political and legal risks related to our international operations including with respect to our operations in Russia; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; our ability to develop competitive advantages through innovation; difficulty in procuring raw materials or fluctuations in raw material costs; our substantial indebtedness; our ability to acquire complementary businesses and to effectively integrate such businesses; restraints on pricing flexibility due to contractual obligations; pressure on operations from consolidation of customers, vendors or competitors; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential loss of deferred tax assets; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q, beginning on page 21.

Item 4.  Controls and Procedures

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 32, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 59 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
January 1-31, 2015	695,000	102.4443	695,000	8,471,298
February 1-28, 2015	2,439,194	115.8890	2,251,293	26,220,005
March 1-31, 2015	4,234	114.9760	0	26,220,005
Total	3,138,428	112.9104	2,946,293	26,220,005

(1)                   Represents 192,135 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on August 23, 2011, the Finance Committee of our Board of Directors, via delegation by our Board of Directors, authorized the repurchase of up to 10,000,000 shares of Common Stock contingent upon completion of the merger with Nalco.  As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to an additional 20,000,000 shares. The Company also announced on February 24, 2015 a $1.0 billion share repurchase program under the existing share repurchase authorizations, expected to be completed by mid-2016.  Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

Item 3.                                                         Defaults Upon Senior Securities

Not applicable.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

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

ECOLAB INC.

Date: May 7, 2015	By:	/s/ Bryan L. Hughes
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