Form 10-Q
period 2015-06-30
ECOLAB INC
filed 2015-08-06
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2015.

295,092,229 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended
	June 30
(millions, except per share amounts)	2015	2014

Net sales	$3,389.1	$3,568.2

Cost of sales (including special charges of $11.0 in 2015 and $1.1 in 2014)	1,806.5	1,909.4

Selling, general and administrative expenses	1,079.2	1,152.7

Special (gains) and charges	65.6	(6.1)

Operating income	437.8	512.2

Interest expense, net	61.2	66.2

Income before income taxes	376.6	446.0

Provision for income taxes	67.8	131.0

Net income including noncontrolling interest	308.8	315.0

Less: Net income attributable to noncontrolling interest	6.8	3.6

Net income attributable to Ecolab	$302.0	$311.4

Earnings attributable to Ecolab per common share
Basic	$1.02	$1.04
Diluted	$1.00	$1.02

Dividends declared per common share	$0.3300	$0.2750

Weighted-average common shares outstanding
Basic	296.2	299.6
Diluted	301.1	305.2

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Six Months Ended
	June 30
(millions, except per share amounts)	2015	2014

Net sales	$6,686.7	$6,904.8

Cost of sales (including special charges of $11.6 in 2015 and $7.1 in 2014)	3,571.8	3,728.6

Selling, general and administrative expenses	2,216.0	2,289.6

Special (gains) and charges	73.4	23.5

Operating income	825.5	863.1

Interest expense, net	123.7	131.3

Income before income taxes	701.8	731.8

Provision for income taxes	157.6	222.3

Net income including noncontrolling interest	544.2	509.5

Less: Net income attributable to noncontrolling interest	8.8	7.1

Net income attributable to Ecolab	$535.4	$502.4

Earnings attributable to Ecolab per common share
Basic	$1.80	$1.67
Diluted	$1.77	$1.64

Dividends declared per common share	$0.6600	$0.5500

Weighted-average common shares outstanding
Basic	297.2	300.1
Diluted	302.2	305.9

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Net income including noncontrolling interest	$308.8	$315.0	$544.2	$509.5

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(35.4)	22.2	(344.8)	(44.8)
Gain (loss) on net investment hedges	21.8	1.9	78.8	(1.8)
	(13.6)	24.1	(266.0)	(46.6)

Derivatives and hedging instruments	(2.9)	(4.1)	4.9	(4.1)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	8.1	2.5	16.1	5.1

Subtotal	(8.4)	22.5	(245.0)	(45.6)

Total comprehensive income, including noncontrolling interest	300.4	337.5	299.2	463.9

Less: Comprehensive income attributable to noncontrolling interest	6.0	3.6	7.0	7.1

Comprehensive income attributable to Ecolab	$294.4	$333.9	$292.2	$456.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30	December 31
(millions)	2015	2014

ASSETS

Current assets

Cash and cash equivalents	$310.6	$209.6

Accounts receivable, net	2,494.8	2,626.7

Inventories	1,462.7	1,466.9

Deferred income taxes	164.6	183.2

Other current assets	538.4	366.6

Total current assets	4,971.1	4,853.0

Property, plant and equipment, net	3,123.4	3,050.6

Goodwill	6,513.4	6,717.0

Other intangible assets, net	4,231.0	4,456.8

Other assets	378.4	371.2

Total assets	$19,217.3	$19,448.6

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	June 30	December 31
(millions, except shares and per share amounts)	2015	2014

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$2,185.3	$1,705.4

Accounts payable	961.0	1,162.4

Compensation and benefits	425.1	560.4

Income taxes	45.8	88.6

Other current liabilities	828.9	851.7

Total current liabilities	4,446.1	4,368.5

Long-term debt	5,124.2	4,864.0

Postretirement health care and pension benefits	1,139.6	1,188.5

Other liabilities	1,627.9	1,645.5

Total liabilities	12,337.8	12,066.5

Equity (a)
Common stock	349.3	347.7
Additional paid-in capital	5,001.6	4,874.5
Retained earnings	5,894.7	5,555.1
Accumulated other comprehensive loss	(1,195.1)	(951.9)
Treasury stock	(3,238.9)	(2,509.5)
Total Ecolab shareholders’ equity	6,811.6	7,315.9
Noncontrolling interest	67.9	66.2
Total equity	6,879.5	7,382.1

Total liabilities and equity	$19,217.3	$19,448.6

(a) Common stock, 800 million shares authorized, $1.00 par value per share, 295.1 million shares outstanding at June 30, 2015, 299.9 million shares outstanding at December 31, 2014. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2015	2014

OPERATING ACTIVITIES

Net income including noncontrolling interest	$544.2	$509.5

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	285.8	276.1
Amortization	149.9	159.3
Deferred income taxes	(34.9)	(50.6)
Share-based compensation expense	47.1	42.7
Excess tax benefits from share-based payment arrangements	(31.4)	(30.9)
Pension and postretirement plan contributions	(38.0)	(45.0)
Pension and postretirement plan expense	58.1	43.5
Restructuring, net of cash paid	(4.6)	(9.3)
Venezuela currency devaluation	30.2	—
Loss (gain) on sale of businesses	13.7	(1.6)
Other, net	7.0	8.7

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	22.2	(79.4)
Inventories	(66.0)	(107.2)
Other assets	(58.4)	(34.8)
Accounts payable	(145.7)	(20.0)
Other liabilities	(142.6)	(129.1)

Cash provided by operating activities	$636.6	$531.9

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(unaudited)

	Six Months Ended
	June 30
(millions)	2015	2014

INVESTING ACTIVITIES

Capital expenditures	$(327.5)	$(321.7)
Capitalized software expenditures	(14.3)	(15.5)
Property and other assets sold	6.8	5.3
Acquisitions and investments in affiliates, net of cash acquired	(14.7)	(34.4)
Divestiture of businesses	0.3	5.6
Release from acquisition related escrow	9.4	1.4

Cash used for investing activities	(340.0)	(359.3)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	449.6	477.6
Long-term debt borrowings	599.7	—
Long-term debt repayments	(380.0)	(256.5)
Reacquired shares	(726.3)	(336.6)
Dividends paid	(202.5)	(172.3)
Exercise of employee stock options	49.0	30.9
Excess tax benefits from share-based payment arrangements	31.4	30.9
Acquisition related liabilities and contingent consideration	(0.8)	(86.6)
Acquisition of noncontrolling interest	—	(7.3)
Other, net	(4.1)	—

Cash used for financing activities	(184.0)	(319.9)

Effect of exchange rate changes on cash and cash equivalents	(11.6)	(4.9)

Increase (decrease) in cash and cash equivalents	101.0	(152.2)

Cash and cash equivalents, beginning of period	209.6	339.2

Cash and cash equivalents, end of period	$310.6	$187.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         Consolidated Financial Information

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2015 and 2014 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. Any adjustments consist of normal, recurring items.

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

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2015 and 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 6, 2015 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2.         Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014
Cost of sales
Restructuring charges	$1.6	$1.1	$2.2	$7.1
Venezuela currency devaluation	9.4	—	9.4	—
Subtotal	11.0	1.1	11.6	7.1

Special (gains) and charges
Restructuring charges	18.9	6.0	21.0	28.6
Champion acquisition and integration costs	4.3	5.2	9.5	11.7
Nalco merger and integration costs	0.2	1.5	0.7	2.8
Venezuela currency devaluation	20.8	—	20.8	—
Loss on sale of business, litigation related charges and other settlements	21.4	(18.8)	21.4	(19.6)
Subtotal	65.6	(6.1)	73.4	23.5

Total special (gains) and charges	$76.6	$(5.0)	$85.0	$30.6

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

The company expects to incur total pre-tax restructuring charges of approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately three-fouths of the remaining Energy Plan pre-tax charges will represent cash expenditures. No decisions have been made for any asset disposals and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Energy Restructuring Plan of $13.1 million ($9.1 million after tax) and $2.7 million ($2.2 million after tax) during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the company incurred charges of $14.1 million ($9.9 million after tax) and $7.6 million ($5.2 million after tax), respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2014 Activity:
Recorded expense and accrual	$30.8	$4.2	$1.9	$36.9
Cash payments	(29.6)	—	(1.8)	(31.4)
Non-cash charges	—	(4.2)	—	(4.2)
Effect of foreign currency translation	0.8	—	—	0.8
Restructuring liability, December 31, 2014	2.0	—	0.1	2.1

2015 Activity:
Recorded expense and accrual	13.4	0.1	0.6	14.1
Net cash payments	(4.7)	3.9	(0.6)	(1.4)
Non-cash charges	—	(4.0)	—	(4.0)
Effect of foreign currency translation	(0.1)	—	—	(0.1)
Restructuring liability, June 30, 2015	$10.6	$—	$0.1	$10.7

As shown in the previous table, net cash payments under the Energy Restructuring Plan were $1.4 million during the first six months of 2015 and $31.4 million from 2013 through 2014. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately two-thirds of the remaining Combined Plan pre-tax charges will represent net cash expenditures. No decisions have been made regarding any additional non-cash charges and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Combined Plan of $7.3 million ($5.5 million after tax) and $4.3 million ($3.9 million after tax) during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the company incurred charges of $9.0 million ($6.3 million after tax) and $28.0 million ($23.7 million after tax), respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2014 Activity:
Recorded net expense and accrual	$308.8	$(1.2)	$43.6	$351.2
Net cash payments	(242.4)	11.7	(30.3)	(261.0)
Non-cash net charges	—	(10.5)	(4.3)	(14.8)
Effect of foreign currency translation	(1.9)	—	—	(1.9)
Restructuring liability, December 31, 2014	64.5	—	9.0	73.5

2015 Activity:
Recorded net expense and accrual	8.3	0.2	0.5	9.0
Net cash payments	(16.7)	0.2	(5.8)	(22.3)
Non-cash net charges	—	(0.4)	—	(0.4)
Effect of foreign currency translation	(4.4)	—	—	(4.4)
Restructuring liability, June 30, 2015	$51.7	$—	$3.7	$55.4

As shown in the previous table, net cash payments under the Combined Plan were $22.3 million during the first six months of 2015 and $261.0 million from 2011 through 2014. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred net charges of $4.3 million ($2.8 million after tax) and $5.2 million ($3.4 million after tax) during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the company incurred charges of $9.5 million ($6.0 million after tax) and $11.7 million ($7.5 million after tax), respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred net charges of $0.2 million ($0.1 million after tax) and $1.5 million ($1.1 million after tax) during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, the company incurred charges of $0.7 million ($0.6 million after tax) and $2.8 million ($2.0 million after tax), respectively. Nalco related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

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

In 2013, the Venezuelan government established a new foreign exchange mechanism known as the Complementary System of Foreign Currency Acquirement (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of Bolivares Fuertes (“bolivares”) for U.S. dollars at a bid rate established via weekly auctions. As of May 31, 2015, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 12.0 bolivares to 1 U.S. dollar. The company does not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”), which did not impact the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar. In March 2014, the Venezuelan government introduced an additional currency exchange auction mechanism (“SICAD 2”), which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by a free-floating rate, the Marginal Currency System (“SIMADI”), with an exchange rate at May 31, 2015 of 199.0 bolivares to 1 U.S. dollar.

The company closely monitors the complex economic and political conditions with respect to its operations in Venezuela, which are aligned to five of its ten operating units. During the second quarter of 2015, the company concluded that it was appropriate to apply the SIMADI exchange rate to its Venezuelan Water and Paper operating units, as the company believes that the SIMADI rate best represents the economics of those operating units, based on the underlying transactions within those operating units. As a result, the company recorded a devaluation charge of $30.2 million ($30.2 million after tax), including the remeasurement of its Water and Paper monetary assets and impairment of certain other net assets.

During the first six months of 2015, within the Energy, Food & Beverage and Institutional operating units, the company continued to transact business at the CENCOEX fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar, including transactions with Petróleos de Venezuela (“PDVSA”), the Venezuelan state-owned oil and natural gas company, through its Energy operating unit. As the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar remained legally available to the company, and it continued to transact at this rate, the company continued to remeasure the net monetary assets of its Energy, Food & Beverage and Institutional operating units at this rate throughout the first six months of 2015.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges (continued)

As of May 31, 2015, the company had approximately $100 million of net monetary assets denominated in bolivares within its Energy, Food & Beverage and Institutional operating units that were required to be remeasured to U.S. dollars. Approximately 80% of the net monetary assets are aligned to the Energy business unit. As of May 31, 2015, the company had other net assets of approximately $120 million within the Energy, Food & Beverage and Institutional operating units, largely comprised of accounts receivable (denominated in U.S. dollars), inventory, property, plant and equipment and other intangible assets, excluding goodwill. Approximately 85% of the other net assets are aligned to the Energy business unit.

Net sales within Venezuela are approximately 1% of the company’s consolidated net sales. Assets held in Venezuela at May 31, 2015 represented less than 2% of the company’s consolidated assets.

Other special (gains) and charges

The company recognized charges of $21.4 million ($13.4 million after tax) during both the second quarter and first six months of 2015, related to recognition of a loss on the sale of a portion of its Ecovation business, and other litigation related charges.

The company recognized gains of $18.8 million ($15.9 million after tax) and $19.6 million ($16.4 million after tax) in the second quarter and the first six months of 2014, respectively, related to a favorable licensing settlement and other settlement gains.

3.         Acquisitions and Dispositions

Acquisitions

2015 Activity

During the first six months of 2015, the company completed three business combination transactions. In addition, one transaction was completed subsequent to the end of the second quarter.

In December 2014, subsequent to the company’s fiscal year end for international operations, the company entered into a licensing agreement and business acquisition with Aseptix Health Sciences NV. With pre-acquisition annual sales of less than $1 million, the acquired business became part of the company’s Global Institutional reportable segment during the first quarter of 2015.

Also in December 2014, subsequent to the company’s fiscal year end for international operations, the company acquired Commercial Pest Control Pty Ltd, an Australian commercial pest control company. With pre-acquisition annual sales of less than $1 million, the acquired business became part of the company’s Other segment during the first quarter of 2015.

In April 2015, the company acquired certain assets from Clariant AG, based in Brazil and Argentina. With pre-acquisition annual sales of approximately $4 million, the acquired business became part of the company’s Global Industrial reportable segment during the second quarter of 2015.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.             Acquisitions and Dispositions (Continued)

In June 2015, subsequent to the company’s quarter end for international operations, the company acquired Jianghai Environmental Protection Co. Ltd, an industrial water treatment company headquartered in Changzhou, China. The purchase price of the acquired business is approximately $190 million. Significant assets acquired include customer relationships, trademarks and other technology, with goodwill calculated as the excess of consideration transferred over the fair value of identifiable net assets acquired. With pre-acquisition annual sales of approximately $90 million, the acquired business will become part of the company’s Global Industrial reportable segment during the third quarter of 2015.

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

In March 2014, the company acquired AK Kraus & Hiller Schädlingsbekämpfung, one of Germany’s leading commercial pest elimination service providers. Pre-acquisition annual sales of the business were approximately $4 million. The business became part of the company’s Other segment during the second quarter of 2014.

In March 2014, the company purchased the remaining interest in a joint venture held in South Africa. The transaction was not significant to the company’s operations.

Acquisition summary

Acquisitions during the first six months of 2015 and all of 2014 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions during the second quarter and first six months of 2015 and 2014 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Net tangible assets acquired	$2.4	$10.9	$3.5	$23.7
Identifiable intangible assets
Customer relationships	2.0	1.0	2.6	2.9
Patents	—	—	2.5	—
Trademarks	—	—	0.1	0.8
Other technology	—	—	0.2	2.9
Non-compete	—	0.1	—	0.1
Total intangible assets	2.0	1.1	5.4	6.7
Goodwill	0.4	4.4	6.7	11.3
Total aggregate purchase price	4.8	16.4	15.6	41.7
Acquisition related liabilities and contingent consideration	—	(1.0)	(0.1)	0.2

Net cash paid for acquisitions, including contingent consideration	$4.8	$15.4	$15.5	$41.9

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.             Acquisitions and Dispositions (Continued)

The weighted average useful lives of identifiable intangible assets acquired during the first six months of 2015 and 2014, as shown in the previous table, were 9 and 10 years, respectively.

Champion acquisition

On April 10, 2013, the company completed its acquisition of Champion, a global energy specialty products and services company delivering its offerings to the oil and gas industry.

During the first quarter of 2014 purchase price allocations were finalized, resulting in net adjustments of $16.9 million to the value of Champion assets acquired and liabilities assumed, with an offset to goodwill. The adjustments primarily related to estimated liabilities, updated property, plant and equipment values and deferred taxes. As the adjustments were not significant, they were recorded in 2014 upon identification.

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

The company deposited approximately $100 million of the original Champion purchase price consideration in an escrow account to fund post-closing adjustments to the consideration, and covenant and other indemnification obligations of the acquired entities’ former stockholders for a period of two years following the effective date of the acquisition. As of the end of the second quarter of 2015, the company is actively working to resolve indemnification obligations of the acquired entities’ former stockholders, with the potential future recovery of amounts from the escrow account by the company expected to be reflected within cost of sales, selling, general and administrative expenses, and/or special (gains) and charges within the Consolidated Statement of Income.

Dispositions

In June 2015, the company sold a portion of its Ecovation business, resulting in a loss of $13.7 million ($8.6 after tax), recorded in special (gains) and charges. The business was part of the company’s Global Industrial reportable segment.

In April 2014, the company sold an immaterial business in Italy that was part of the company’s Global Institutional reportable segment.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information

	June 30	December 31
(millions)	2015	2014
Accounts receivable, net
Accounts receivable	$2,571.1	$2,704.2
Allowance for doubtful accounts	(76.3)	(77.5)
Total	$2,494.8	$2,626.7

Inventories
Finished goods	$1,015.2	$1,044.1
Raw materials and parts	451.9	447.3
Inventories at FIFO cost	1,467.1	1,491.4
Excess of FIFO cost over LIFO cost	(4.4)	(24.5)
Total	$1,462.7	$1,466.9

Other current assets
Prepaid assets	$111.7	$104.7
Taxes receivable	228.2	133.0
Derivative assets	128.9	57.4
Other	69.6	71.5
Total	$538.4	$366.6

Property, plant and equipment, net
Land	$208.1	$199.9
Buildings and improvements	880.7	759.9
Leasehold improvements	83.1	84.6
Machinery and equipment	1,876.2	1,858.1
Merchandising and customer equipment	1,954.7	1,917.5
Capitalized software	469.6	443.9
Construction in progress	318.4	277.5
	5,790.8	5,541.4
Accumulated depreciation	(2,667.4)	(2,490.8)
Total	$3,123.4	$3,050.6

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,273.2	$3,385.7
Trademarks	297.1	311.1
Patents	414.8	434.5
Other technology	203.8	214.0
	$4,188.9	$4,345.3
Accumulated amortization
Customer relationships	$(866.1)	$(794.6)
Trademarks	(94.0)	(91.5)
Patents	(115.0)	(124.9)
Other technology	(112.8)	(107.5)
Total	$4,231.0	$4,456.8

Other assets
Deferred income taxes	$60.3	$71.5
Deferred financing costs	27.4	27.1
Pension	22.2	15.9
Other	268.5	256.7
Total	$378.4	$371.2

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information (continued)

	June 30	December 31
(millions)	2015	2014

Other current liabilities
Discounts and rebates	$269.2	$255.4
Dividends payable	97.6	99.1
Interest payable	23.7	18.9
Taxes payable, other than income	107.1	122.6
Derivative liabilities	17.4	34.0
Restructuring	54.5	66.3
Other	259.4	255.4
Total	$828.9	$851.7

Other liabilities
Deferred income taxes	$1,405.4	$1,415.8
Income taxes payable - non-current	79.7	86.4
Restructuring	11.6	9.3
Other	131.2	134.0
Total	$1,627.9	$1,645.5

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$2.2	$(2.7)
Unrecognized pension and postretirement benefit expense, net of tax	(514.2)	(552.5)
Cumulative translation, net of tax	(683.1)	(396.7)
Total	$(1,195.1)	$(951.9)

5.                          Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of June 30, 2015 and December 31, 2014.

	June 30	December 31
(millions)	2015	2014

Short-term debt
Commercial paper	$1,331.9	$887.8
Notes payable	63.0	62.1
Long-term debt, current maturities	790.4	755.5
Total	$2,185.3	$1,705.4

As of June 30, 2015, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. The company’s U.S. commercial paper program, as shown in the previous table, had $1,332 million and $888 million outstanding as of June 30, 2015 and December 31, 2014, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.                          Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of June 30, 2015 and December 31, 2014.

	Maturity	June 30	December 31
(millions)	by year	2015	2014
Long-term debt
Description / 2015 Principal Amount
Seven year 2008 senior notes ($0 million)	2015	$—	$250.0
Three year 2012 senior notes ($500 million)	2015	500.0	500.0
Term loan ($275 million)	2016	275.0	400.0
Series B private placement senior euro notes (€175 million)	2016	192.2	217.9
Five year 2011 senior notes ($1.25 billion)	2016	1,249.4	1,249.1
Five year 2012 senior notes ($500 million)	2017	500.5	497.6
Three year 2015 senior notes ($300 million)	2018	299.8	—
Series A private placement senior notes ($250 million)	2018	249.0	250.0
Five year 2015 senior notes ($300 million)	2020	299.9	—
Ten year 2011 senior notes ($1.25 billion)	2021	1,249.5	1,249.4
Series B private placement senior notes ($250 million)	2023	250.0	250.0
Thirty year 2011 senior notes ($750 million)	2041	743.2	743.1
Capital lease obligations		9.2	9.3
Other		96.9	3.1
Total debt		5,914.6	5,619.5
Long-term debt, current maturities		(790.4)	(755.5)
Total long-term debt		$5,124.2	$4,864.0

In January 2015, the company issued $600 million of debt securities in a public offering consisting of a three-year 1.55% fixed rate note for a par amount of $300 million and a five-year 2.25% fixed rate note for a par amount of $300 million. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.

In July 2015, subsequent to the company’s second quarter end, the company issued a ten-year 2.63% fixed rate euro note for a par amount of €575 million. The proceeds were used to repay a portion of the company’s outstanding commercial paper.

The notes issued by the company in January and July of 2015, pursuant to public debt offerings (the “Public Notes”) may be redeemed by the company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The Public Notes are senior unsecured and unsubordinated obligations of the company and rank equally with all other senior and unsubordinated indebtedness of the company.

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

The company is in compliance with its debt covenants as of June 30, 2015.

Interest expense and interest income recognized during the second quarter and the first six months of 2015 and 2014 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Interest expense	$63.5	$68.6	$128.7	$135.9
Interest income	(2.3)	(2.4)	(5.0)	(4.6)
Interest expense, net	$61.2	$66.2	$123.7	$131.3

6.                          Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The company’s reporting units are its operating segments.

The company tests goodwill for impairment on an annual basis during the second quarter. During 2014, the company elected to perform a qualitative assessment for its annual impairment test. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company would be required to perform a quantitative impairment test for goodwill. During 2015, in order to refresh the relative fair values of all ten of its reporting units, the company elected to bypass the qualitative assessment and perform a quantitative impairment test. The two-step process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.

In performing its quantitative impairment test, the company estimated the fair value of its reporting units using a market based approach. The company estimated fair value based on multiples of earnings before interest, taxes, depreciation and amortization (“EBITDA”) determined by current trading market multiples of earnings for companies operating in businesses similar to each of the company’s reporting units.

The company’s goodwill impairment assessment for 2015 indicated the fair value of each of its reporting units exceeded its carrying amount by a significant margin. Based on the company’s qualitative assessment of goodwill in 2014, it concluded that it was more likely than not that the fair value of each of the company’s reporting units was greater than their carrying values, and therefore no further testing was required. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.                          Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the six months ended June 30, 2015 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2014	$2,642.2	$691.2	$3,262.1	$121.5	$6,717.0
Current year business combinations(a)	—	6.1	—	0.9	7.0
Prior year business combinations(b)	(0.3)	—	—	—	(0.3)
Dispositions	(0.4)	—	—	—	(0.4)
Reclassifications(c)	(23.7)	2.9	20.8	—	—
Effect of foreign currency translation	(81.8)	(21.9)	(102.4)	(3.8)	(209.9)
Goodwill as of June 30, 2015	$2,536.0	$678.3	$3,180.5	$118.6	$6,513.4

(a)                 For 2015, $0.9 million of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                 Represents purchase price allocation adjustments for 2014 acquisitions deemed preliminary as of December 31, 2014.

(c)                  Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. During the second quarter of 2015, using the qualitative assessment method, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter ended June 30, 2015 and 2014 was $72.9 million and $76.7 million, respectively. Total amortization expense related to other intangible assets during the first six months of 2015 and 2014 was $146.0 million and $154.8 million, respectively.

As of June 30, 2015, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)
2015 (Remainder: six-month period)	$142
2016	286
2017	283
2018	278
2019	266
2020	262

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2015
	Carrying	Fair Value Measurements
June 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$2.1	$2.1	$—	$—
Foreign currency forward contracts	187.4	—	187.4	—
Interest rate swap contracts	0.9	—	0.9	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	36.3	—	36.3	—
Interest rate swap contracts	23.5	—	23.5	—
Contingent consideration	0.8	—	—	0.8

	2014
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$3.4	$3.4	$—	$—
Foreign currency forward contracts	75.5	—	75.5	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	27.9	—	27.9	—
Interest rate swap contracts	24.2	—	24.2	—
Contingent consideration	1.6	—	—	1.6

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the six months ended June 30, 2015 were as follows:

(millions)
Contingent consideration, December 31, 2014	$1.3
Amount recognized at acquisition date	—
Loss (gain) recognized in earnings	—
Settlements	(0.8)
Foreign currency translation	—
Contingent consideration, June 30, 2015	$0.5

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$5,914.6	$6,154.2	$5,619.5	$5,980.9

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

During 2014, the company entered into a series of forward starting interest rate swap agreements in connection with both its U.S. public debt issuance completed in January 2015 and its euro public debt issuance completed in July 2015. The interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the debt issuances. The swap agreements closed in January 2015 and July 2015, in conjunction with the respective U.S. and euro debt issuances discussed in Note 5.

During 2011, the company entered into and subsequently closed a series of forward starting swap agreements in connection with the issuance of its private placement debt. During 2006, the company entered into and subsequently closed two forward starting swap contracts related to the issuance of its senior euro notes.

The amounts recorded in AOCI for the 2015, 2011 and 2006 transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.         Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended June 30		Six Months Ended June 30
(millions)	Location	2015	2014	2015	2014

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$(5.4)	$(2.9)	$19.9	$(2.7)

Interest rate swap contracts	AOCI (equity)	$7.9	$—	$(6.5)	$—

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$5.1	$2.7	$9.9	$2.5
	SG&A	0.4	0.4	0.9	1.0
		5.5	3.1	10.8	3.5

Interest rate swap contracts	Interest expense, net	(1.4)	(1.0)	(2.6)	(2.0)
		$4.1	$2.1	$8.2	$1.5

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during first six months of 2015 and 2014.

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

In May 2014, the company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate. In January 2015, the company entered into interest rate swap agreements that converted its $300 million 1.55% debt, its $250 million 3.69% debt and a portion of its $1.25 billion 3.00% debt from fixed rates to floating interest rates. The interest rate swaps were designated as fair value hedges.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.         Derivatives and Hedging Transactions (continued)

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2015	2014	2015	2014

Gain (loss) on derivative recognized in income

Interest rate swap	Interest expense, net	$0.9	$(1.0)	$1.9	$(1.0)

Gain (loss) on hedged item recognized in income

Interest rate swap	Interest expense, net	$(0.9)	$1.0	$(1.9)	$1.0

Net Investment Hedges

The company designates its outstanding €175 million ($192 million as of June 30, 2015) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries. The €575 million issued in July 2015, and related accrued interest, will also be designated as a net investment hedge.

The company also enters into euro denominated forward contracts to hedge additional portions of its net investments in euro denominated functional currency subsidiaries.

During the second half of 2014, the company entered into forward contracts with notional values of €495 million. In July 2015, subsequent to the company’s second quarter end, the company closed the €495 million net investment hedge.

During the first quarter of 2015, the company entered into forward contracts with notional values of €360 million and €80 million. During the second quarter of 2015, the company de-designated the €360 million net investment hedges and initiated undesignated hedges for €360 million to offset the impact of the original €360 million forward contract.

The revaluation gains and losses on the euronotes and of the forward contracts, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account.

Total revaluation gains and losses related to the euronotes and forward contract charged to shareholders’ equity were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Revaluation gains (losses), net of tax	$21.8	$1.9	$78.8	$(1.8)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)	Location	2015	2014	2015	2014

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$(5.5)	$3.7	$(0.7)	$6.8
	Interest expense, net	(5.7)	(3.0)	(10.6)	(5.4)
		$(11.2)	$0.7	$(11.3)	$1.4

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

During 2015, the company made an accounting policy election regarding the presentation of derivatives subject to master netting arrangements with the same counterparties within its Consolidated Balance Sheet. The company previously presented all derivative positions on a gross basis and began presenting derivatives subject to master netting arrangements with the same counterparties on a net basis during the first quarter of 2015. The company reclassified the presentation of derivatives subject to master netting arrangements with the same counterparty as of December 31, 2014 to conform to the new accounting policy which resulted in a reduction in other current assets and other current liabilities of $18.1 million. The immaterial reclassification had no impact on previously reported earnings or cash flows.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.             Derivatives and Hedging Transactions (continued)

The respective net amounts are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheet.

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2015	2014	2015	2014

Gross value of derivatives	$188.3	$75.5	$59.8	$52.1

Gross amounts offset in the Consolidated Balance Sheet	(42.4)	(18.1)	(42.4)	(18.1)

Net value of derivatives presented in the Consolidated Balance Sheet	$145.9	$57.4	$17.4	$34.0

The following table summarizes the gross fair value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments

Foreign currency forward contracts	$49.8	$17.9	$4.2	$0.6

Interest rate swap contracts	0.9	—	23.5	24.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	137.6	57.6	32.1	27.3

Total	$188.3	$75.5	$59.8	$52.1

The following table summarizes the notional values of the company’s outstanding derivatives.

	Notional Values
	June 30	December 31
(millions)	2015	2014
Foreign currency forward contracts	$3,300	$2,800

Interest rate swap agreements	$1,425	$725
	€400	€400

Net investment hedge contracts(a)	€575	€495

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

The following tables provide other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 13 for additional information related to the company’s recognition of net actuarial losses and amortization of prior service benefits.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$2.5	$(2.9)	$13.4	$(2.7)

(Gains) losses reclassified from AOCI into income
Cost of sales	(5.1)	(2.7)	(9.9)	(2.5)
SG&A	(0.4)	(0.4)	(0.9)	(1.0)
Interest expense, net	1.4	1.0	2.6	2.0
	(4.1)	(2.1)	(8.2)	(1.5)

Translation & other insignificant activity	(0.1)	(0.4)	(0.5)	0.3
Tax impact	(1.2)	1.3	0.2	(0.2)
Net of tax	$(2.9)	$(4.1)	$4.9	$(4.1)

Pension & Postretirement Benefits
Amounts reclassified from AOCI into income
Actuarial losses	$14.5	$5.7	$29.0	$11.5
Prior service costs	(2.0)	(1.7)	(3.7)	(3.4)
	12.5	4.0	25.3	8.1
Tax impact	(4.4)	(1.5)	(9.2)	(3.0)
Net of tax	$8.1	$2.5	$16.1	$5.1

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Derivative gains reclassified from AOCI into income, net of tax	$(3.1)	$(1.6)	$(6.3)	$(1.3)

Pension and Postretirement Benefits net actuarial losses and prior services costs reclassified from AOCI into income, net of tax	$8.1	$2.5	$16.1	$5.1

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.                   Shareholders’ Equity

Share repurchases

In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. In February 2015, the company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of June 30, 2015, 22,968,599 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

In February 2015, under the existing repurchase authorization discussed above, the company announced a $1.0 billion share repurchase program, of which $390 million remains to be repurchased as of June 30, 2015. The company expects the program to be completed by mid-2016.

As part of this program, the company entered into an accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $300 million of its common stock. Under the ASR, the company received 2,066,293 shares of its common stock in February 2015, which was approximately 80% of the total number of shares the company expected to be repurchased under the ASR, based on the price of the company’s common stock at that time.

The final per share purchase price and the total number of shares to be repurchased under the ASR agreement generally were based on the volume-weighted average price of the company’s common stock during the term of the agreement. Upon final settlement of the ASR agreement, under certain circumstances, the financial institution was obligated to deliver additional shares to the company or the company was obligated to deliver additional shares of common stock or make a cash payment, at the company’s election, to the financial institution. In connection with the finalization of the ASR in April 2015, the company received an additional 555,511 shares of common stock. All shares acquired under the ASR agreement were recorded as treasury stock.

From February 2015 through settlement in April 2015, the ASR was not dilutive to the company’s earnings per share calculation. Additionally, the ASR agreement did not trigger the two-class earnings per share methodology. From February 2015 through settlement in April 2015, the unsettled portion of the ASR met the criteria to be accounted for as a forward contract indexed to the company’s stock and qualified as an equity transaction.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the company’s common stock outstanding used to calculate earnings per share, the impact of which was not material.

During the first six months of 2015, including the ASR discussed above, the company reacquired 6,421,757 shares of its common stock, of which 6,197,699 related to share repurchases through open market or private purchases and 224,058 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted earnings attributable to Ecolab per common share amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2015	2014	2015	2014

Net income attributable to Ecolab	$302.0	$311.4	$535.4	$502.4

Weighted-average common shares outstanding
Basic	296.2	299.6	297.2	300.1
Effect of dilutive stock options, units and awards	4.9	5.6	5.0	5.8
Diluted	301.1	305.2	302.2	305.9

Earnings attributable to Ecolab per common share
Basic	$1.02	$1.04	$1.80	$1.67
Diluted	$1.00	$1.02	$1.77	$1.64

Anti-dilutive securities excluded from computation of earnings per share	1.9	1.9	1.9	1.9

12.                   Income Taxes

The company’s tax rate was 18.0% and 29.4% for the second quarter of 2015 and 2014, respectively, and 22.5% and 30.4% for the first six months of 2015 and 2014, respectively. The changes in the company’s tax rate for the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 were primarily driven by the tax rate impact of special gains and charges and discrete tax items, with lesser impacts from global tax planning actions and favorable geographic income mix.

The company recognized discrete tax net benefits of $39.4 million during the second quarter of 2015 and $36.8 million during the first six months of 2015.

Second quarter net benefits related to discrete items resulted primarily from the company’s ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary. First quarter 2015 net expense related to discrete items was driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.      Income Taxes (continued)

The company recognized discrete tax net expense of $8.3 million during the second quarter of 2014 and $18.2 million during the first six months of 2014.

Second quarter 2014 net expense related to discrete items was driven primarily by an update to non-current tax liabilities for global tax audits and an adjustment related to the re-characterization of intercompany payments between the company’s U.S. and foreign affiliates which more than offset the change of valuation allowances based on the realizability of foreign deferred tax assets. First quarter 2014 net expense related to discrete items was driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

The company had valuation allowances on certain deferred tax assets of $67 million and $74 million at June 30, 2015 and December 31, 2014, respectively. The reduction in the June 30, 2015 balance as compared to year end 2014 is largely due to foreign currency translation. The company anticipates that approximately one-half of the June 30, 2015 balance may be released by the end of 2015 based on the income trends of the underlying foreign entities.

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2015	2014	2015	2014	2015	2014
Service cost	$19.1	$16.6	$8.2	$8.2	$1.0	$1.1
Interest cost on benefit obligation	22.8	22.5	9.9	12.6	2.4	2.7
Expected return on plan assets	(33.1)	(32.1)	(13.7)	(13.8)	(0.3)	(0.3)
Recognition of net actuarial (gain) loss	12.2	5.9	3.8	1.8	(1.5)	(2.0)
Amortization of prior service cost (benefit)	(1.8)	(1.7)	(0.1)	0.1	(0.1)	(0.1)
Settlements/curtailments	—	—	—	0.1	—	—
Total Expense	$19.2	$11.2	$8.1	$9.0	$1.5	$1.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.      Pension and Postretirement Plans (continued)

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2015	2014	2015	2014	2015	2014
Service cost	$38.2	$33.2	$16.7	$16.6	$1.9	$2.2
Interest cost on benefit obligation	45.6	45.0	20.2	25.3	4.8	5.4
Expected return on plan assets	(66.3)	(64.2)	(27.8)	(27.6)	(0.5)	(0.6)
Recognition of net actuarial (gain) loss	24.3	11.8	7.8	3.7	(3.1)	(4.0)
Amortization of prior service cost (benefit)	(3.5)	(3.4)	(0.1)	0.2	(0.1)	(0.2)
Settlements/curtailments	—	—	—	0.1	—	—
Total Expense	$38.3	$22.4	$16.8	$18.3	$3.0	$2.8

As of June 30, 2015, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first six months of 2015, the company made payments of $5 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $3 million to such plans during the remainder of 2015.

The company contributed $25 million to its international pension benefit plans during the first six months of 2015. The company currently estimates that it will contribute approximately an additional $20 million to the international pension benefit plans during the remainder of 2015.

During the first six months of 2015, the company made payments of $8 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $10 million to such plans during the remainder of 2015.

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

Financial information for each of the company’s reportable segments is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Net Sales
Global Industrial	$1,195.4	$1,147.4	$2,325.1	$2,224.6
Global Institutional	1,099.6	1,037.7	2,117.6	1,994.4
Global Energy	964.8	1,014.1	1,946.7	1,987.8
Other	195.4	185.9	373.5	354.4
Subtotal at fixed currency rates	3,455.2	3,385.1	6,762.9	6,561.2
Effect of foreign currency translation	(66.1)	183.1	(76.2)	343.6
Consolidated	$3,389.1	$3,568.2	$6,686.7	$6,904.8

Operating Income
Global Industrial	$163.9	$150.8	$283.1	$264.4
Global Institutional	234.7	194.0	404.2	346.0
Global Energy	134.6	152.4	263.3	280.0
Other	33.0	29.7	56.4	51.1
Corporate	(120.8)	(38.8)	(173.0)	(118.5)
Subtotal at fixed currency rates	445.4	488.1	834.0	823.0
Effect of foreign currency translation	(7.6)	24.1	(8.5)	40.1
Consolidated	$437.8	$512.2	$825.5	$863.1

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.                   Commitments and Contingencies (continued)

Matters Related to Wage Hour Claims

The company is a defendant in six pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these six suits, two have been certified for class action status. Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. In Cancilla v. Ecolab, U.S. District Court - Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations. The suit also seeks a purported California sub-class for alleged California wage hour law violations and certifications of classes for state law violations in Washington, Colorado, Maryland, Illinois, Missouri, Wisconsin and North Carolina. The Cancilla lawsuit has been settled pending court approval. A third pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in New York, New Jersey, Washington and Pennsylvania alleging violations of state wage hour laws. A fourth pending suit, Schneider v. Ecolab, Circuit Court of Cook County, Illinois, case no. 2014 CH 193, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws. A fifth pending suit, Martino v. Ecolab, Santa Clara County California Superior Court, seeks certification of a California state class of Institutional employees for alleged violations of California wage and hour laws. The Martino case has been removed to the United States District Court for the Northern District of California. A sixth pending suit, LaValley v. Ecolab, United States District Court for the District of Minnesota, seeks certification of a class of Territory Representatives for alleged violations of the FLSA and New York state wage and hour laws. The LaValley lawsuit has also been settled pending court approval.

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

Putative Class Action Litigation

Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill: Adams v. Louisiana, et al., Case No. 11-cv-01051 (E.D. La.); Elrod, et al. v. BP Exploration & Production Inc., et al., 12-cv-00981 (E.D. La.); Harris, et al. v. BP, plc, et al., Case No. 2:10-cv-02078-CJBSS (E.D. La.); Irelan v. BP Products, Inc., et al., Case No. 11-cv-00881 (E.D. La.); Petitjean, et al. v. BP, plc, et al., Case No. 3:10-cv-00316-RS-EMT (N.D. Fla.); and, Wright, et al. v. BP, plc, et al., Case No. 1:10-cv-00397-B (S.D. Ala.). The cases were filed on behalf of various potential classes of persons who live and work in or derive income from the effected Coastal region. Each of the actions contains substantially similar allegations, generally alleging, among other things, negligence relating to the use of the company’s COREXIT dispersant in connection with the Deepwater Horizon oil spill. The plaintiffs in these putative class action lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These cases have been consolidated in MDL 2179.

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

			January 1, 2016	The company does not expect the updated guidance to have an impact on future financial statements.

ASU 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis	February 2015	Certain factors that previously required reporting entities to consolidate a given legal entity have been eliminated, requiring fewer legal entities to be consolidated under the new guidance.	January 1, 2016	The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2015-03 — Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs	April 2015	Debt issuance costs should no longer be recognized as a deferred charge (asset) but rather should be recorded as a direct deduction from the carrying amount of the debt liability.	January 1, 2016	Presentation impact related to the company’s deferred financing costs and debt. The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2015-05 — Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement	April 2015

An entity that is the customer in a cloud computing arrangement that includes a software license should account for the software license element of the arrangement consistent with the acquisition of other software licenses.

			January 1, 2016	The company does not expect the updated guidance to have an impact on future financial statements.

ASU 2015-07 — Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the Emerging Issues Taskforce)

May 2015

Investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient of ASC 820 should not be categorized in the fair value hierarchy. However, the reporting entity should continue to disclose information on such investments.

			January 1, 2016	Presentation impact related to pension plan asset disclosures.

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

			January 1, 2018	The company is currently evaluating the impact of adoption.

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	August 2014	Management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures.	January 1, 2017	The company does not expect the guidance to have an impact on future financial statements.

Standards that were adopted:

ASU 2014-08 —Presentation of Financial Statements (Topic 205): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity	April 2014	Updated criteria for determining which disposals should be presented as discontinued operations as well as modifications to the related disclosure requirements.	January 1, 2015	The adoption of the updated guidance had no impact on the company’s financial statements.

ASU 2014-16 —Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity	November 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and six-month period ended June 30, 2015 and 2014 and the consolidated statement of cash flows for the six-month periods ended June 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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
August 6, 2015

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

Overview of the Second Quarter Ended June 30, 2015

Second quarter 2015 sales, operating income and diluted earnings per share attributable to Ecolab decreased 5%, 15% and 2%, respectively compared to second quarter 2014 results.

Foreign currency negatively impacted our second quarter 2015 results when compared with the second quarter of 2014. In addition, both 2015 and 2014 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons.

Second quarter 2015 fixed currency sales increased 2%, with growth led by our Institutional, Industrial and Other segments. Our Middle East & Africa (“MEA”), Latin America and Asia Pacific regions all showed good growth.

Second quarter 2015 fixed currency operating income decreased 9% compared to second quarter 2014. Excluding special (gains) and charges from both 2015 and 2014 results, second quarter 2015 adjusted fixed currency operating income increased 8% when compared to second quarter 2014 adjusted fixed currency operating income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Second Quarter Ended June 30, 2015 (continued)

Excluding special (gains) and charges and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 5% in the second quarter of 2015 versus the prior year second quarter. Currency translation had an unfavorable impact of approximately $0.08 on diluted earnings per share for the second quarter of 2015 compared to the same period of 2014.

Sales Performance

As summarized in the tables on pages 45 and 53:

•                  Second quarter 2015 sales decreased 5%, fixed currency sales increased 2%.

•                  Fixed currency sales for our Global Industrial segment increased 4% to $1,195 million when comparing second quarter 2015 against second quarter 2014, led by growth in Food & Beverage and Water. Acquisition adjusted fixed currency sales increased 3%.

•                  Second quarter 2015 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 6% to $1,100 million, led by strong growth in Specialty and good growth in Institutional.

•                  Fixed currency sales for our Global Energy segment decreased 5% to $965 million when comparing second quarter 2015 against second quarter 2014. Sales growth in the downstream and production businesses was more than offset by a decline in the well stimulation business.

•                  Second quarter 2015 Other segment sales, when measured in fixed rates of currency exchange, increased 5% to $195 million. Both Pest Elimination and Equipment Care had good sales growth.

Financial Performance

As summarized in the tables on pages 50 through 52:

•                  Second quarter 2015 operating income decreased 15% to $438 million compared to second quarter 2014 operating income of $512 million. Second quarter 2015 fixed currency operating income decreased 9% compared to second quarter 2014. Excluding the impact of special (gains) and charges from both 2015 and 2014 reported results, 2015 adjusted operating income increased 1% when compared to 2014 adjusted operating income. Adjusted fixed currency operating income increased 8% when compared to 2014 adjusted fixed currency operating income.

•                  Second quarter 2015 net income attributable to Ecolab decreased 3% to $302 million. Excluding the impact of special (gains) and charges and discrete tax items from 2015 and 2014 reported results, adjusted net income attributable to Ecolab increased 3% compared to the prior year’s second quarter.

•                  Second quarter 2015 diluted earnings per share attributable to Ecolab of $1.00 decreased 2% compared to the second quarter of 2014. Excluding the impact of special (gains) and charges and discrete tax items from 2015 and 2014 reported results, adjusted diluted earnings per share attributable to Ecolab increased 5% to $1.08 for the second quarter of 2015 compared to $1.03 in the second quarter of 2014.

•                  Our reported tax rate was 18.0% for the second quarter of 2015 compared to 29.4% for the second quarter of 2014. Excluding the tax rate impact of special (gains) and charges and discrete tax items from 2015 and 2014 results, our adjusted tax rate was 27.1% and 27.9% for the second quarter of 2015 and 2014, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter and Six Months Ended June 30, 2015

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2015	2014	Change	2015	2014	Change

Reported GAAP net sales	$3,389.1	$3,568.2	(5)%	$6,686.7	$6,904.8	(3)%
Effect of foreign currency translation	66.1	(183.1)		76.2	(343.6)
Non-GAAP fixed currency sales	$3,455.2	$3,385.1	2%	$6,762.9	$6,561.2	3%

As shown in the table above, foreign currency exchange negatively impacted sales growth during both the second quarter and first six months of 2015. The percentage components of the period-over-period 2015 sales change are shown below:

	Second Quarter Ended	Six Months Ended
(percent)	June 30	June 30

Volume	2%	2%
Price changes	<1	<1
Acquisitions & divestitures	<1	<1
Fixed currency sales increase	2	3
Foreign currency exchange	(7)	(6)
Total net sales decrease	(5)%	(3)%

Note: Percentages in the above table do not necessary sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended
	2015		2014
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,806.5	46.7%	$1,909.4	46.5%
Special (gains) and charges	11.0	0.3	1.1	—
Non-GAAP adjusted COS and gross margin	$1,795.5	47.0%	$1,908.3	46.5%

	Six Months Ended
	2015		2014
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$3,571.8	46.6%	$3,728.6	46.0%
Special (gains) and charges	11.6	0.2	7.1	0.1
Non-GAAP adjusted COS and gross margin	$3,560.2	46.8%	$3,721.5	46.1%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Cost of Sales (“COS”) and Gross Profit Margin (continued)

Our reported gross margin was 46.7% and 46.5% for the second quarter of 2015 and 2014, respectively. Our reported gross margin for the first six months of 2015 and 2014 was 46.6% and 46.0%, respectively.

Our second quarter and first six months of 2015 reported COS included special (gains) and charges of $11.0 million and $11.6 million, respectively, and our second quarter and first six months of 2014 reported COS included special (gains) and charges of $1.1 million and $7.1 million, respectively. Special (gains) and charges included within COS are shown within the table below, and the corresponding impact to our gross margin is shown in the previous table.

Excluding the impact of these items, our second quarter 2015 adjusted gross margin was 47.0% and our adjusted gross margin for the first six months of 2015 was 46.8%. These percentages compared against a second quarter 2014 adjusted gross margin of 46.5% and an adjusted gross margin of 46.1% for the first six months of 2014.

Our adjusted gross margin increase when comparing the second quarter of 2015 against the second quarter of 2014 and the comparable periods for the first six months of 2015 and 2014 was driven primarily by delivered product cost savings and synergies.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 31.8% for the second quarter of 2015 compared to 32.3% in 2014. For the six month periods, SG&A expenses were 33.1% of sales in 2015 compared to 33.2% in 2014. The decrease in SG&A ratio to sales during 2015 was driven primarily by synergies, cost savings actions and lower variable compensation, which more than offset higher comparable pension costs.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2015	2014	2015	2014

Cost of sales
Restructuring charges	$1.6	$1.1	$2.2	$7.1
Venezuela currency devaluation	9.4	—	9.4	—
Subtotal	11.0	1.1	11.6	23.5

Special (gains) and charges
Restructuring charges	18.9	6.0	21.0	28.6
Champion acquisition and integration costs	4.3	5.2	9.5	11.7
Nalco merger and integration costs	0.2	1.5	0.7	2.8
Venezuela currency devaluation	20.8	—	20.8	—
Loss on sale of business, litigation related charges and other settlements	21.4	(18.8)	21.4	(19.6)
Subtotal	65.6	(6.1)	73.4	23.5

Total special (gains) and charges	$76.6	$(5.0)	$85.0	$30.6

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

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

The total pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to occur in 2015. We anticipate that approximately three-fourths of the remaining Energy Plan pre-tax charges will represent cash expenditures. No decisions have been made for any remaining asset disposals and estimates could vary depending on the actual actions taken.

We recorded restructuring charges related to the Energy Restructuring Plan of $13.1 million ($9.1 million after tax) or $0.03 per diluted share and $2.7 million ($2.2 million after tax) or $0.01 per diluted share during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we incurred charges of $14.1 million ($9.9 million after tax) or $0.03 per diluted share and $7.6 million ($5.2 million after tax) or $0.02 per diluted share, respectively.

Net cash payments under the Energy Restructuring Plan during 2015 were $1.4 million, primarily related to severance, offset partially by proceeds from the sale of facilities. The majority of historical cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first six months of 2015, the Energy Plan has achieved approximately $20 million in incremental savings as compared to 2014. We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $125 million in 2015, with annual cost savings and synergies of $150 million by the end of 2016.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Restructuring charges (continued)

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

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. We anticipate that approximately two-thirds of the remaining Combined Plan pre-tax charges will represent net cash expenditures. No decisions have been made regarding any additional non-cash charges and estimates could vary depending on the actual actions taken.

We recorded restructuring charges related to the Combined Plan of $7.3 million ($5.5 million after tax) or $0.02 per diluted share and $4.3 million ($3.9 million after tax) or $0.01 per diluted share during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we incurred charges of $9.0 million ($6.3 million after tax) or $0.02 per diluted share and $28.0 million ($23.7 million after tax) or $0.08 per diluted share, respectively.

Net cash payments under the Combined Plan during 2015 were $22.3 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first six months of 2015, the Combined Plan achieved approximately $30 million of incremental savings as compared to 2014. We anticipate cumulative cost savings from the Combined Plan of $395 million in 2015, with annual cost savings and synergies of $420 million by the end of 2016.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $4.3 million ($2.8 million after tax) or $0.01 per diluted share and $5.2 million ($3.4 million after tax) or $0.01 per diluted share during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we incurred charges of $9.5 million ($6.0 million after tax) or $0.02 per diluted share and $11.7 million ($7.5 million after tax) or $0.02 per diluted share, respectively.

Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Non-restructuring special (gains) and charges (continued)

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $0.2 million ($0.1 million after tax), and $1.5 million ($1.1 million after tax), both of which are less than $0.01 per diluted share, during the second quarter of 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, we incurred charges of $0.7 million ($0.6 million after tax) or less than $0.01 per diluted share and $2.8 million ($2.0 million after tax) or $0.01 per diluted share, respectively.

Nalco related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Venezuelan currency devaluation

We closely monitor the complex economic and political conditions with respect to our operations in Venezuela, which are aligned to five of our ten operating units.

During the second quarter of 2015, we concluded that it was appropriate to apply the SIMADI exchange rate to our Venezuelan Water and Paper operating units, as we believe that the SIMADI rate best represents the economics of those operating units, based on the underlying transactions within those operating units. As a result, we recorded a charge of $30.2 million ($30.2 million after tax), or $0.10 per diluted share, during the second quarter of 2015, including the remeasurement of our Water and Paper monetary assets and impairment of certain other net assets.

Further details related to Venezuela’s foreign currency are included in the “Global Economic and Political Environment” section of this MD&A, beginning on page 62.

Other special (gains) and charges

We recognized charges of $21.4 million ($13.4 million after tax) or $0.05 per diluted share, during both the second quarter and first six months of 2015, related to recognition of a loss on the sale of a portion of our Ecovation business, and other litigation related charges.

We recognized gains of $18.8 million ($15.9 million after tax), or $0.05 per diluted share and $19.6 million ($16.4 million after tax), or $0.05 per diluted share in the second quarter and the first six month of 2014, respectively, related to a favorable licensing settlement and other settlement gains.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
Operating Income	June 30%			June 30%
(millions)	2015	2014	Change	2015	2014	Change

Reported GAAP operating income	$437.8	$512.2	(15)%	$825.5	$863.1	(4)%
Special (gains) and charges	76.6	(5.0)		85.0	30.6
Non-GAAP adjusted operating income	514.4	507.2	1%	910.5	893.7	2%
Effect of foreign currency translation	7.6	(24.1)		8.5	(40.1)
Non-GAAP adjusted fixed currency operating income	$522.0	$483.1	8%	$919.0	$853.6	8%

	Second Quarter Ended		Six Months Ended
Operating Income Margin	June 30		June 30
(percent)	2015	2014	2015	2014

Reported operating income / reported net sales	12.9%	14.4%	12.3%	12.5%
Non-GAAP adjusted operating income/ reported net sales	15.2%	14.2%	13.6%	12.9%
Non-GAAP adjusted fixed currency operating income / fixed currency sales	15.1%	14.3%	13.6%	13.0%

Our operating income and corresponding operating income margin are shown in the previous tables. Our operating income margin is defined as operating income divided by sales.

Reported operating income decreased 15% and 4% in the second quarter and first six months of 2015, respectively, versus the comparable periods of 2014.

Excluding the impact of special (gains) and charges from 2015 and 2014 reported results, our second quarter adjusted operating income increased 1% and our first six months of 2015 adjusted operating income increased 2%, against the comparable periods of 2014.

As shown in the tables above, foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 8% in both the second quarter and first six months of 2015 against the comparable periods of 2014.

The second quarter and first six months of 2015 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin was driven primarily by synergies, delivered product cost savings, lower variable compensation and pricing, which more than offset investments in the business and other costs, including higher comparable pension costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Interest Expense, Net

Net interest expense was $61.2 million and $66.2 million in the second quarter of 2015 and 2014, respectively. Net interest expense in the first six months of 2015 and 2014 was $123.7 million and $131.3 million, respectively. The decrease in net interest expense when comparing 2015 against 2014 was driven primarily by lower interest rates paid on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2015	2014	2015	2014

Reported GAAP tax rate	18.0%	29.4%	22.5%	30.4%
Tax rate impact of:
Special gains and charges	0.4	0.4	(0.1)	(0.1)
Discrete tax items	8.7	(1.9)	4.7	(2.4)
Non-GAAP adjusted tax rate	27.1%	27.9%	27.1%	27.9%

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

Our second quarter 2015 reported tax expense includes $15.5 million of net tax benefits on special gains and charges and net benefits of $39.4 million associated with discrete tax items. For the first six months of 2015, our reported tax expense includes $18.6 million of net tax benefits on special gains and charges and net benefits of $36.8 million associated with discrete tax items. The corresponding impact of these items to the reported tax rate is shown in the previous table.

Second quarter 2015 net benefits related to discrete tax items resulted primarily from our ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary. First quarter 2015 net expense related to discrete tax items was driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

First quarter 2015 net expense related to discrete tax items was driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

Our second quarter 2014 reported tax expense includes $0.3 million of net tax benefits on special gains and charges and net expense of $8.3 million associated with discrete tax items. For the first six months of 2014, our reported tax expense includes $8.6 million of net tax benefits on special gains and charges and net expense of $18.2 million associated with discrete tax items. The corresponding impact of these items to the reported tax rate is shown in the previous table.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Second Quarter Ended June 30, 2015 (continued)

Provision for Income Taxes (continued)

Second quarter 2014 net expense related to discrete items was driven primarily by an update to non-current tax liabilities for global tax audits and an adjustment related to the re-characterization of intercompany payments between our U.S. and foreign affiliates which more than offset the change of valuation allowances based on the realizability of foreign deferred tax assets. First quarter 2014 net expense related to discrete tax items was driven primarily by the rate differential on certain prior year shared costs, the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations and the change of a valuation allowance related to the realizability of foreign deferred tax assets, which collectively more than offset benefits from a foreign country audit settlement.

The decrease in the 2015 adjusted effective tax rate compared to 2014 was due primarily to the impact of global tax planning projects and favorable geographic income mix.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30%			June 30
(millions)	2015	2014	Change	2015	2014	Change

Reported GAAP net income	$302.0	$311.4	(3)%	$535.4	$502.4	7%
Adjustments:
Special (gains) and charges, net of tax	61.1	(5.3)		66.4	22.0
Discrete tax net expense (benefits)	(39.4)	8.3		(36.8)	18.2
Non-GAAP adjusted net income	$323.7	$314.4	3%	$565.0	$542.6	4%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(dollars)	2015	2014	Change	2015	2014	Change

Reported GAAP diluted EPS	$1.00	$1.02	(2)%	$1.77	$1.64	8%
Adjustments:
Special (gains) and charges	0.20	(0.02)		0.22	0.07
Discrete tax net expense (benefits)	(0.13)	0.03		(0.12)	0.06
Non-GAAP adjusted diluted EPS	$1.08	$1.03	5%	$1.87	$1.77	6%

Note: Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.08 and $0.12 on diluted earnings per share for the second quarter and first six months of 2015, compared to the same periods of 2014.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Fixed currency sales and operating income for the second quarter and first six months of 2015 and 2014 for each of our reportable segments were as follows:

	Net Sales			Net Sales
	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2015	2014	Change	2015	2014	Change

Global Industrial	$1,195.4	$1,147.4	4%	$2,325.1	$2,224.6	5%
Global Institutional	1,099.6	1,037.7	6%	2,117.6	1,994.4	6%
Global Energy	964.8	1,014.1	(5)%	1,946.7	1,987.8	(2)%
Other	195.4	185.9	5%	373.5	354.4	5%
Subtotal at fixed currency rates	3,455.2	3,385.1	2%	6,762.9	6,561.2	3%
Effect of foreign currency translation	(66.1)	183.1		(76.2)	343.6
Consolidated	$3,389.1	$3,568.2	(5)%	$6,686.7	$6,904.8	(3)%

	Operating Income			Operating Income
	Second Quarter Ended			Six Months Ended
	June 30%			June 30%
(millions)	2015	2014	Change	2015	2014	Change
Global Industrial	$163.9	$150.8	9%	$283.1	$264.4	7%
Global Institutional	234.7	194.0	21%	404.2	346.0	17%
Global Energy	134.6	152.4	(12)%	263.3	280.0	(6)%
Other	33.0	29.7	11%	56.4	51.1	10%
Corporate	(120.8)	(38.8)		(173.0)	(118.5)
Subtotal at fixed currency rates	445.4	488.1	(9)%	834.0	823.0	1%
Effect of foreign currency translation	(7.6)	24.1		(8.5)	40.1
Consolidated	$437.8	$512.2	(15)%	$825.5	$863.1	(4)%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions / percent)	2015	2014	2015	2014

Net Sales
Sales at fixed currency	$1,195.4	$1,147.4	$2,325.1	$2,224.6
Percentage change at fixed currency	4%		5%
Acquisition adjusted percentage change at fixed currency	3%		3%
Percentage change at public currency	(5)%		(4)%

Operating Income
Operating income at fixed currency	$163.9	$150.8	$283.1	$264.4
Percentage change at fixed currency	9%		7%
Acquisition adjusted percentage change at fixed currency	9%		7%
Percentage change at public currency	(1)%		(2)%
Operating income margin	13.7%	13.1%	12.2%	11.9%

Net Sales

Fixed currency sales for our Global Industrial segment increased 4% in the second quarter of 2015 and 5% in the first six months of 2015. As shown in the previous table, acquisition adjusted sales growth was 3% for both the second quarter and first six months of 2015. Sales growth was driven by both volume gains and pricing. At a regional level, both the second quarter and six month periods were impacted by good growth in Latin America, MEA and North America and modest growth in Europe and Asia Pacific.

At an operating unit level, Water fixed currency sales increased 4% (3% acquisition adjusted) in the second quarter of 2015 and 5% (3% acquisition adjusted) in first six months of 2015, with good growth in the light and heavy industries, and modest growth in mining. Food & Beverage fixed currency sales increased 7% (6% acquisition adjusted) in the second quarter of 2015 and 6% (5% acquisition adjusted) in the first six months of 2015, benefiting from share gains. Growth continued to be led by the beverage & brewing and agri markets, with modest gains in dairy and food. Paper fixed currency sales increased 1% in the second quarter of 2015 and 2% in first six months of 2015, impacted by continued technology penetration and new account gains. Textile Care fixed currency sales increased 1% in the second quarter of 2015 and 3% in the first six months of 2015, as sales growth in North America and Asia Pacific more than offset lower sales in Europe.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 9% in the second quarter of 2015 and 7% in the first six months of 2015, with minimal impact from acquisitions. The operating income margin increased 0.6 percentage points in the second quarter and 0.3 percentage points in the first six months of 2015. The increase in fixed currency operating income and improved operating margin benefited from pricing gains and synergies, which more than offset investments in the business and other costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions / percent)	2015	2014	2015	2014

Net Sales
Sales at fixed currency	$1,099.6	$1,037.7	$2,117.6	$1,994.4
Percentage change at fixed currency	6%		6%
Acquisition adjusted percentage change at fixed currency	6%		6%
Percentage change at public currency	(1)%		1%

Operating Income
Operating income at fixed currency	$234.7	$194.0	$404.2	$346.0
Percentage change at fixed currency	21%		17%
Acquisition adjusted percentage change at fixed currency	21%		17%
Percentage change at public currency	16%		13%
Operating income margin	21.3%	18.7%	19.1%	17.3%

Net Sales

Fixed currency sales for our Global Institutional segment increased 6% in both the second quarter and first six months of 2015, impacted by both volume and pricing gains. At a regional level, both the second quarter and six month periods were led by good growth in MEA, North America, Latin America and Asia Pacific and a modest increase in Europe.

At an operating unit level, Institutional fixed currency sales increased 5% (increase of 6% when adjusting for a small divestiture) in the second quarter of 2015 and 6% in first six months of 2015, benefiting from sales initiatives, new accounts and globalization of our leading technologies. Global lodging demand continues to show positive trends, while foodservice trends remain mixed. Specialty fixed currency sales increased 11% in the second quarter of 2015 and 9% in the first six months of 2015. Both our quick service and our food retail businesses continued to produce strong sales gains. Healthcare fixed currency sales increased 3% in the second quarter of 2015 and 4% in the first six months of 2015, benefiting from new account growth, customer penetration and product introductions.

Operating Income

Fixed currency operating income for our Global Institutional segment increased 21% for the second quarter and 17% for the first six months of 2015. Our operating income margin increased 2.6 percentage points in the second quarter and 1.8 percentage points in the first six months of 2015. The increase in fixed currency operating income and improved operating margin benefited from the impact of sales volume increases, pricing gains and cost efficiency actions, which more than offset investments in the business and other costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions / percent)	2015	2014	2015	2014

Net Sales
Sales at fixed currency	$964.8	$1,014.1	$1,946.7	$1,987.8
Percentage change at fixed currency	(5)%		(2)%
Acquisition adjusted percentage change at fixed currency	(5)%		(2)%
Percentage change at public currency	(10)%		(7)%

Operating Income
Operating income at fixed currency	$134.6	$152.4	$263.3	$280.0
Percentage change at fixed currency	(12)%		(6)%
Acquisition adjusted percentage change at fixed currency	(12)%		(6)%
Percentage change at public currency	(17)%		(11)%
Operating income margin	14.0%	15.0%	13.5%	14.1%

Net Sales

Fixed currency sales for our Global Energy segment decreased 5% in the second quarter of 2015 and 2% in the first six months of 2015, as both periods were negatively impacted by volume reductions and lower pricing.

The decrease in fixed currency sales reflected reductions in our well stimulation business, which more than offset growth in our downstream and production businesses. Strong growth in our international regions was offset by soft North America results, reflecting the reduction in North America drilling and well completion activity, customer spending reductions and price reductions.

Operating Income

Fixed currency operating income for our Global Energy segment decreased 12% for the second quarter and 6% for the first six months of 2015. Our operating income margin decreased 1.0 percentage points in the second quarter and 0.6 percentage points in the first six months of 2015.

The decrease in fixed currency operating income and operating margin reductions were driven by sales volume declines and lower pricing, which more than offset delivered product cost savings and synergies.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions / percent)	2015	2014	2015	2014

Net Sales
Sales at fixed currency	$195.4	$185.9	$373.5	$354.4
Percentage change at fixed currency	5%		5%
Acquisition adjusted percentage change at fixed currency	6%		6%
Percentage change at public currency	0%		1%

Operating Income
Operating income at fixed currency	$33.0	$29.7	$56.4	$51.1
Percentage change at fixed currency	11%		10%
Acquisition adjusted percentage change at fixed currency	12%		11%
Percentage change at public currency	9%		8%
Operating income margin	16.9%	16.0%	15.1%	14.4%

Net Sales

Fixed currency sales for our Other segment increased 5% in both the second quarter and first six months of 2015, driven by both pricing and volume gains. Acquisition adjusted fixed currency sales increased 6% in the both the second quarter and first six months of 2015, when adjusting for the divestiture of a non-core cleaning service business. At a regional level, both the second quarter and six month periods were led by good growth in Latin America and North America.

At an operating unit level, Pest Elimination fixed currency sales increased 6% in both the second quarter and first six months of 2015, impacted by gains in the foodservice and food and beverage markets. Equipment Care sales increased 7% in both the second quarter and first six months of 2015, driven by increases in both service and parts sales, benefiting from new customer additions.

Operating Income

Fixed currency operating income for our Other segment increased 11% for the second quarter and 10% in the first six months of 2015. Acquisition adjusted fixed currency operating income increased 12% in the second quarter of 2015 and 11% in the first six months of 2015, again adjusting for the non-core cleaning service divestiture discussed above. Our operating income margin increased 0.9 percentage points in the second quarter and 0.7 percentage points in the first six months of 2015. Fixed currency operating income results and the corresponding margin improvements were impacted primarily by sales volume growth and pricing gains.

Corporate

Consistent with our internal management reporting, the Corporate segment includes intangible asset amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 46.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Financial Position

Total assets were $19.2 billion and $19.4 billion as of June 30, 2015 and December 31, 2014, respectively. The negative impact of foreign currency exchange rates on the value of our foreign assets translated into U.S. dollars as of June 30, 2015 and the impact of intangible asset amortization more than offset the increase in assets from ongoing business activities.

Total liabilities were $12.3 billion and $12.1 billion as of June 30, 2015 December 31, 2014, respectively. Total debt was $7.3 billion as of June 30, 2015 and $6.6 billion as of December 31, 2014.

Our net debt to EBITDA and net debt to adjusted EBIDTA are shown in the following table. We view our net debt to EBITDA and net debt to adjusted EBITDA ratios as important indicators of our creditworthiness.

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

	Trailing Twelve
	Months Ended June 30
(ratio)	2015	2014

Net debt to EBITDA	2.5	2.6
Net debt to adjusted EBITDA	2.4	2.5

	June 30	June 30
(millions)	2015	2014

Net debt
Total debt	$7,309.5	$7,128.8
Cash	310.6	187.0
Net debt	$6,998.9	$6,941.8

	Trailing Twelve
	Months Ended June 30
(millions)	2015	2014

EBITDA
Net income including non-controlling interest	$1,256.9	$1,106.3
Provision for income taxes	411.5	437.5
Interest expense, net	249.0	265.9
Depreciation	567.8	539.9
Amortization	304.5	321.8
EBITDA	2,789.7	2,671.4
Special (gains) and charges impacting EBITDA	137.5	102.6
Adjusted EBITDA	$2,927.2	$2,774.0

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash Flows

Cash provided by operating activities totaled $637 million for the first six months of 2015 compared to $532 million for the first six months of 2014.

Year-over-year comparability was positively impacted by higher income. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Cash used for investing activities was $340 million for the first six months of 2015 compared to $359 million for the first six months of 2014.

The fluctuation across the periods was impacted by capital expenditures as we continue to make investments in our business, including a $20 million payment made as a result of acquiring the beneficial interest in the trust owning the leased Naperville facility. See Note 5 for further information regarding this transaction. Cash paid for business acquisitions decreased comparing the second quarter of 2015 against second quarter of 2014. See Note 3 for further information on our business acquisition activity.

Cash used by financing activities was $184 million for the first six months of 2015 compared to cash used by financing activities of $320 million for the first six months of 2014.

Our 2015 financing activities included the issuance of $300 million 1.55% and $300 million 2.25% senior notes, repayment of $250 million 4.88% senior notes and repayment of $125 million of term loan borrowings. Our 2014 financing activities included the repayment of $250 million of term loan borrowings. During the first six months of 2015, net issuances and repayments of commercial paper and notes payable led to a net increase of $450 million, compared to a net increase of $478 million in 2014.

In February 2015, we announced a $1.0 billion share repurchase program, of which $390 million remains to be repurchased as of June 30, 2015. We expect the program to be completed by mid-2016. During the first six months of 2015, we repurchased $726 million shares, including $300 million shares through the ASR program discussed further in Note 10. During the first six months of 2014 we repurchased $337 million shares.

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

As of June 30, 2015, we had $311 million of cash and cash equivalents on hand, of which $297 million was held outside of the U.S. Cash and cash equivalents held in Venezuela as of June 30, 2015 make up less than one-fourth of the amount held outside of the U.S. See the further discussion regarding Venezuela on pages 62 through 63, within the section entitled Global Economic and Political Environment.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

As of June 30, 2015 we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of June 30, 2015 or December 31, 2014.

The credit facility supports our $2.0 billion U.S. commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of June 30, 2015, we had $1.3 billion in outstanding U.S. commercial paper, with an average annual interest rate of 0.6%, and no amounts outstanding under our European commercial paper program. As of June 30, 2015, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

In January 2015 we issued a three-year 1.55% fixed rate note for a par amount of $300 million and a five-year 2.25% fixed rate note for a par amount of $300 million. In July 2015, subsequent to our second quarter end, we issued a ten-year 2.63% fixed rate euro note for a par amount of €575 million. In February 2015, we repaid our $250 million senior notes, originally issued in 2008 and in March 2015 we repaid $125 million of term loan borrowings. Also in February 2015, we assumed $100 million of debt as a result of acquisition of the beneficial interest in the trust owning the leased Naperville facility.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of June 30, 2015, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2014 disclosed total notes payable and long-term debt due within one year of $1.7 billion. As of June 30, 2015, the total notes payable and long-term debt due within one year increased to $2.2 billion. The increase reflected additional commercial paper borrowing during the first six months of 2015.

Our gross liability for uncertain tax positions was $73 million as of June 30, 2015 and $79 million as of December 31, 2014. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

Global Economic and Political Environment

Oil Markets and Global Energy Investments

Approximately 30% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Energy Markets

Oil prices remained comparably lower during the first six months of 2015 against the comparable period of 2014, with continued supply pressures driving down the comparable rig count, and negatively impacting exploration and production investments, particularly in North America. Demand for oil and energy consumption has remained consistent.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

As demonstrated in the first half of 2015, lower oil prices slowed our Global Energy segment results, with an expectation of lower comparable sales within the segment throughout the remainder of 2015, assuming oil prices remain at their current levels. Our global footprint and broad business portfolio within the Global Energy segment, as well as our strong execution capabilities are expected to provide the required resilience to outperform in the current market, as such we continue to remain confident in the long-term growth prospects of the segment.

Additionally, as petroleum based materials are key inputs to many of our chemical products, lower oil prices will continue to provide benefits across our segments in the form of lower raw material costs. In addition, it is likely we will experience continued improved Institutional markets as consumers have more discretionary income due to lower energy prices.

Energy Investments

We have a joint venture in Kazakhstan, which we acquired as part of the Champion transaction that holds a contract to supply production chemicals for use in the Kashagan oil project, a Caspian Sea shallow water oil field. The startup of production at the Kashagan project has been significantly delayed and output was indefinitely halted after pipeline failures were discovered in October 2013. We have approximately $25 million invested in this joint venture related to inventory, imported in anticipation of production. We anticipate that the pipelines will be repaired and production restarted; however, if this does not occur, or does not occur in a timely manner, we believe the impact of such events would not have a material adverse effect on our consolidated financial position or results of operations.

Global Economies

Approximately half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Global Foreign Currency Markets

The U.S. dollar remained very strong against most global currencies during the first six months of 2015, impacting our comparative results against 2014. We anticipate the trend to continue throughout 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with foreign currency exposure and our investments in foreign operations.

European Environment

Economic conditions in Europe have remained challenging, with sovereign debt issues, particularly in Greece as noted below, high levels of unemployment and large trade deficits leading to weakness in respective European currencies, diminished credit availability and general turmoil throughout the region.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

Greece

The economic crisis in Greece and corresponding European bailout and austerity discussions have made operating in Greece difficult and uncertain. We will continue to monitor the economic and political developments within the country. Net sales within Greece are approximately 0.2% of our consolidated net sales. Assets held in Greece at May 31, 2015 represented approximately 0.1% of our consolidated assets.

Russia and Ukraine

The ongoing political turmoil, economic sanctions, as well as the depressed oil markets, have led to foreign currency pressure as well as higher localized interest rates within Russia and Ukraine. We have experienced no significant impact from these trends, and will continue to monitor the economic and political trends within the region. Net sales within Russia and Ukraine are approximately 1% of our consolidated net sales. Assets held in Russia and Ukraine at May 31, 2015 represented less than 1% of our consolidated assets.

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

In 2013, the Venezuelan government established a new foreign exchange mechanism known as SICAD 1. It operates similar to an auction system and allows entities to exchange a limited number of bolivares for U.S. dollars at a bid rate established via weekly auctions. As of May 31, 2015, the fiscal quarter end for our international operations, the SICAD 1 exchange rate closed at 12.0 bolivares to 1 U.S. dollar. We do not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of CADIVI with a new foreign currency administration, CENCOEX, which did not impact the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar. In March 2014, the Venezuelan government established SICAD 2, which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by SIMADI, a free-floating rate, with an exchange rate at May 2015 of 199.0 bolivares to 1 U.S. dollar.

We closely monitor the complex economic and political conditions with respect to our operations in Venezuela, which are aligned to five of our ten operating units. As previously discussed within the MD&A, during the second quarter of 2015, we concluded that it was appropriate to apply the SIMADI exchange rate to our Venezuelan Water and Paper operating units, as we believe that the SIMADI rate best represents the economics of those operating units, based on the underlying transactions within those operating units. As a result, we recorded a devaluation charge of $30.2 million ($30.2 million after tax), including the remeasurement of our Water and Paper monetary assets and impairment of certain other net assets.

During the first six months of 2015, within the Energy, Food & Beverage and Institutional operating units, we continued to transact business at the CENCOEX fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar, including transactions with PDVSA through our Energy operating unit. As the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar remained legally available to us, and we continued to transact at this rate, we continued to remeasure the net monetary assets of our Energy, Food & Beverage and Institutional operating units at this rate throughout the first six months of 2015.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

Depending on the ultimate transparency, liquidity and availability of the various Venezuelan exchange markets, and the corresponding impact to the exchange rates used to transact our business, the remeasurement of an additional portion or substantially all of the remaining net monetary balances during the remainder of 2015 at a rate other than the official rate of 6.3 bolivares to 1 U.S. dollar currently being used is possible. Under current contract agreements, certain Energy transactions are completed in U.S. dollars, making that portion of our business in Venezuela less dependent on a bolivar to U.S. dollar exchange rate.

We will continue to evaluate the remeasurement of an additional portion or substantially all of the remaining monetary assets during the remainder of 2015 depending on the rate at which we transact business in Venezuela. Assuming these rates are higher than the official exchange rate at the time our net monetary assets are remeasured, this will likely result in a devaluation charge. In addition, operating results translated using a higher rate than the official rate could result in a reduction in earnings.

As of May 31, 2015, we had approximately $100 million of net monetary assets denominated in bolivares within our Energy, Food & Beverage and Institutional operating units that were required to be remeasured to U.S. dollars. Approximately 80% of the net monetary assets are aligned to our Energy business unit. If we determine our Energy, Food & Beverage and Institutional Venezuelan net monetary assets should be remeasured in a subsequent period, we could recognize a currency devaluation pre-tax loss of up to $100 million based on the May 31, 2015 net monetary assets. This loss would be a component of special (gains) and charges within our Consolidated Statement of Income.

As of May 31, 2015, we had other net assets of approximately $120 million within the Energy, Food & Beverage and Institutional operating units, largely comprised of accounts receivable (denominated in U.S. dollars), inventory, property, plant and equipment and other intangible assets, excluding goodwill. Approximately 85% of the other net assets are aligned to our Energy business unit.

Based on our operating income performance within the Energy, Food & Beverage and Institutional operating units in Venezuela during the first six months of 2015, and our ability to use the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar, no impairment of these assets was recognized. If future cash flows of our Energy, Food & Beverage, and Institutional operating units in Venezuela were to significantly decline, either as a result of a currency devaluation or other economic events, additional evaluation of the corresponding other net assets for potential impairment will be performed.

As discussed in Note 6, goodwill is aligned to our ten reporting units, and is tested for impairment on an annual basis during the second quarter. Based on the quantitative impairment testing performed at the global reporting unit level during the second quarter, no adjustment to the carrying value of goodwill was necessary.

Net sales within Venezuela are approximately 1% of our consolidated net sales. Assets held in Venezuela at May 31, 2015 represented less than 2% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events

In June 2015, subsequent to our quarter end for international operations, we acquired Jianghai Environmental Protection Co. Ltd, an industrial water treatment company headquartered in Changzhou, China. With pre-acquisition sales of approximately $90 million, the acquired business will become part of our Global Industrial reportable segment during the third quarter of 2015.

In July 2015, we issued €575 million of debt securities in a public offering that mature in 2025 at a rate of 2.625%. The proceeds were used to repay a portion of our outstanding commercial paper.

In July 2015, we closed our €495 million net investment hedge.

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

We include in special (gains) and charges items that are unusual in nature and significant in amount. In order to better allow investors to compare underlying business performance period-to-period, we provide adjusted cost of sales, adjusted gross margin, adjusted operating income, adjusted operating income margin, adjusted fixed currency operating income, adjusted fixed currency operating income margin, adjusted EBITDA, adjusted net income and adjusted diluted earnings per share, which exclude special (gains) and charges and/or discrete tax items. The exclusion of special (gains) and charges and discrete tax items in such adjusted amounts help provide a better understanding of underlying business performance.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (Continued)

EBITDA is defined as the sum of net income including non-controlling interest and provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as the sum of EBITDA and special (gains) and charges impacting operating income. EBITDA and adjusted EBITDA are used as inputs to our net debt to EBITDA and net debt to adjusted EBITDA ratios, which we view as important indicators of our creditworthiness.

The adjusted tax rate measure promotes period-to-period comparability of the underlying effective tax rate because it excludes the tax rate impact of special (gains) and charges and discrete tax items which do not necessarily reflect costs associated with historical trends or expected future results.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, acquisition adjusted fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our sales, acquisition adjusted sales, operating income, adjusted operating income and acquisition adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2015.

Acquisition adjusted growth rates generally exclude the results of any acquired business from the first twelve months post acquisition and exclude the results of divested businesses from the previous twelve months prior to divestiture.

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 45-52 and page 58.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our restructuring initiatives; contingent consideration obligations; payments and contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; borrowing capacity; potential additional Venezuelan devaluation and asset impairment charges; impact of oil price fluctuations; the impact of delay or shutdown of Kashagan operations; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; anticipated future debt issuances; and nonperformance of financial counterparties.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements (continued)

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the ultimate results of any restructuring and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2014, and this Form 10-Q, and include the vitality of the markets we serve including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates and foreign currency risk including potential additional Venezuelan devaluation and asset impairments charges and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to attract and retain high caliber management talent to lead our business; our ability to execute key business initiatives; potential information technology infrastructure failures; exposure to global economic, political and legal risks related to our international operations including with respect to our operations in Russia; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; our ability to develop competitive advantages through innovation; difficulty in procuring raw materials or fluctuations in raw material costs; our substantial indebtedness; our ability to acquire complementary businesses and to effectively integrate such businesses; restraints on pricing flexibility due to contractual obligations; pressure on operations from consolidation of customers, vendors or competitors; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential loss of deferred tax assets; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 35, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on pages 65-66 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factors.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar, and the 2015 Greek crisis resulted in additional market disruption.  Other regions of the world, including emerging market areas, also expose us to foreign currency risk.  For example, we do business in Venezuela, which experienced a currency devaluation in 2010 and again in 2013. As discussed at pages 62 and 63 in the Management’s Discussion and Analysis section of this Form 10-Q, we experienced a currency devaluation charge for a portion of our Venezuelan net assets during the quarterly period ended June 30, 2015, and we will evaluate the appropriateness of devaluing an additional portion of our Venezuelan net assets during the remainder of 2015 depending on the rate at which we transact business in Venezuela. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)                    Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
April 1-30, 2015	556,683	116.0680	555,511	25,664,494
May 1-31, 2015	1,333,882	114.3277	1,310,000	24,354,494
June 1-30, 2015	1,392,764	115.5791	1,385,895	22,968,599
Total	3,283,329	115.1536	3,251,406	22,968,599

(1)                   Represents 31,923 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)                   The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)                   As announced on August 23, 2011, the Finance Committee of our Board of Directors, via delegation by our Board of Directors, authorized the repurchase of up to 10,000,000 shares of Common Stock contingent upon completion of the merger with Nalco.  As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to an additional 20,000,000 shares. The Company also announced on February 24, 2015 a $1.0 billion share repurchase program under the existing share repurchase authorizations.  Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

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

Item 6.                                                         Exhibits

(a) The following documents are filed as exhibits to this report:

(4.1)

Second Supplemental Indenture, dated as of July 8, 2015, by and among the Company, Wells Fargo Bank, National Association, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar — incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 8, 2015.

(4.2)	Form of 2.625% Euro Notes due 2025 (included in Exhibit 4.1 above).

(10.1)	Amendment No. 1 to Ecolab Supplemental Executive Retirement Plan, effective May 6, 2015.

(10.2)	Amendment No. 5 to Ecolab Executive Death Benefits Plan, effective May 6, 2015.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 6, 2015	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(4.1)

Second Supplemental Indenture, dated as of July 8, 2015, by and among the Company, Wells Fargo Bank, National Association, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar — incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on July 8, 2015.

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated July 8, 2015. (File No. 001-09328)

(4.2)	Form of 2.625% Euro Notes due 2025 (included in Exhibit 4.1 above).	Incorporated by reference to Exhibit (4.2) of our Form 8-K dated July 8, 2015. (File No. 001-09328)

(10.1)	Amendment No. 1 to Ecolab Supplemental Executive Retirement Plan, effective May 6, 2015.	Filed herewith electronically.

(10.2)	Amendment No. 5 to Ecolab Executive Death Benefits Plan, effective May 6, 2015.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.