Form 10-Q
period 2015-09-30
ECOLAB INC.
filed 2015-11-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2015.

295,303,509 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended
	September 30
(millions, except per share amounts)	2015	2014

Net sales	$3,446.4	$3,694.9

Cost of sales (including special charges of $23.8 in 2015 and $0.8 in 2014)	1,820.0	1,970.6

Selling, general and administrative expenses	1,070.7	1,145.9

Special (gains) and charges	142.7	7.0

Operating income	413.0	571.4

Interest expense, net	57.6	63.3

Income before income taxes	355.4	508.1

Provision for income taxes	105.3	138.7

Net income including noncontrolling interest	250.1	369.4

Less: Net income (loss) attributable to noncontrolling interest (including special charges of $11.1 in 2015)	(7.7)	4.5

Net income attributable to Ecolab	$257.8	$364.9

Earnings attributable to Ecolab per common share
Basic	$0.87	$1.22
Diluted	$0.86	$1.19

Dividends declared per common share	$0.3300	$0.2750

Weighted-average common shares outstanding
Basic	295.2	300.0
Diluted	300.0	305.7

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Nine Months Ended
	September 30
(millions, except per share amounts)	2015	2014

Net sales	$10,133.1	$10,599.7

Cost of sales (including special charges of $35.4 in 2015 and $7.9 in 2014)	5,391.8	5,699.2

Selling, general and administrative expenses	3,286.7	3,435.5

Special (gains) and charges	216.1	30.5

Operating income	1,238.5	1,434.5

Interest expense, net	181.3	194.6

Income before income taxes	1,057.2	1,239.9

Provision for income taxes	262.9	361.0

Net income including noncontrolling interest	794.3	878.9

Less: Net income attributable to noncontrolling interest (including special charges of $11.1 in 2015)	1.1	11.6

Net income attributable to Ecolab	$793.2	$867.3

Earnings attributable to Ecolab per common share
Basic	$2.67	$2.89
Diluted	$2.63	$2.83

Dividends declared per common share	$0.9900	$0.8250

Weighted-average common shares outstanding
Basic	296.5	300.1
Diluted	301.5	306.0

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014

Net income including noncontrolling interest	$250.1	$369.4	$794.3	$878.9

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(211.5)	(41.5)	(556.3)	(86.3)
Gain (loss) on net investment hedges	(12.0)	7.4	66.8	5.6
	(223.5)	(34.1)	(489.5)	(80.7)

Derivatives and hedging instruments	7.2	5.0	12.1	0.9

Pension and postretirement benefits
Amortization of net actuarial loss and prior service cost included in net periodic pension and postretirement costs	7.5	2.6	23.6	7.7

Subtotal	(208.8)	(26.5)	(453.8)	(72.1)

Total comprehensive income, including noncontrolling interest	41.3	342.9	340.5	806.8

Less: Comprehensive income (loss) attributable to noncontrolling interest	(7.0)	3.2	—	10.3

Comprehensive income attributable to Ecolab	$48.3	$339.7	$340.5	$796.5

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30	December 31
(millions)	2015	2014

ASSETS

Current assets

Cash and cash equivalents	$184.8	$209.6

Accounts receivable, net	2,450.0	2,626.7

Inventories	1,439.2	1,466.9

Deferred income taxes	235.0	183.2

Other current assets	333.4	366.6

Total current assets	4,642.4	4,853.0

Property, plant and equipment, net	3,212.2	3,050.6

Goodwill	6,499.2	6,717.0

Other intangible assets, net	4,172.4	4,456.8

Other assets	357.1	350.0

Total assets	$18,883.3	$19,427.4

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED BALANCE SHEET (continued)

(unaudited)

	September 30	December 31
(millions, except shares and per share amounts)	2015	2014

LIABILITIES AND EQUITY

Current liabilities

Short-term debt	$1,009.1	$1,704.8

Accounts payable	1,034.5	1,162.4

Compensation and benefits	465.1	560.4

Income taxes	103.6	88.6

Other current liabilities	944.3	851.7

Total current liabilities	3,556.6	4,367.9

Long-term debt	5,753.7	4,843.4

Postretirement health care and pension benefits	1,146.8	1,188.5

Other liabilities	1,583.6	1,645.5

Total liabilities	12,040.7	12,045.3

Equity (a)
Common stock	349.5	347.7
Additional paid-in capital	5,022.8	4,874.5
Retained earnings	6,055.0	5,555.1
Accumulated other comprehensive loss	(1,404.6)	(951.9)
Treasury stock	(3,239.5)	(2,509.5)
Total Ecolab shareholders’ equity	6,783.2	7,315.9
Noncontrolling interest	59.4	66.2
Total equity	6,842.6	7,382.1

Total liabilities and equity	$18,883.3	$19,427.4

(a) Common stock, 800 million shares authorized, $1.00 par value per share, 295.3 million shares outstanding at September 30, 2015, 299.9 million shares outstanding at December 31, 2014. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2015	2014

OPERATING ACTIVITIES

Net income including noncontrolling interest	$794.3	$878.9

Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:

Depreciation	422.7	417.4
Amortization	224.4	236.6
Deferred income taxes	(176.2)	(79.1)
Share-based compensation expense	60.1	55.1
Excess tax benefits from share-based payment arrangements	(36.2)	(41.7)
Pension and postretirement plan contributions	(54.0)	(61.0)
Pension and postretirement plan expense	87.0	65.4
Restructuring, net of cash paid	(9.9)	(22.4)
Venezuela currency devaluation	165.9	—
Loss (gain) on sale of businesses	13.7	(1.4)
Other, net	2.2	8.4

Changes in operating assets and liabilities, net of effect of acquisitions:

Accounts receivable	(11.6)	(163.5)
Inventories	(77.4)	(168.7)
Other assets	(79.8)	(51.7)
Accounts payable	(63.9)	29.5
Other liabilities	133.9	43.2

Cash provided by operating activities	$1,395.2	$1,145.0

The accompanying notes are an integral part of the consolidated financial information.

(Continued)

ECOLAB INC.

CONSOLIDATED STATEMENT OF CASH FLOWS (continued)

(unaudited)

	Nine Months Ended
	September 30
(millions)	2015	2014

INVESTING ACTIVITIES

Capital expenditures	$(551.6)	$(488.7)
Capitalized software expenditures	(24.7)	(31.9)
Property and other assets sold	10.2	8.6
Acquisitions and investments in affiliates, net of cash acquired	(129.5)	(70.8)
Divestiture of businesses	0.3	9.2
Release from acquisition related escrow	44.4	8.7
Settlement of net investment hedges	101.8	—

Cash used for investing activities	(549.1)	(564.9)

FINANCING ACTIVITIES

Net issuances (repayments) of commercial paper and notes payable	(227.4)	310.2
Long-term debt borrowings	1,225.0	—
Long-term debt repayments	(884.2)	(407.3)
Reacquired shares	(727.8)	(341.0)
Dividends paid	(301.6)	(258.9)
Exercise of employee stock options	57.8	51.5
Excess tax benefits from share-based payment arrangements	36.2	41.7
Acquisition related liabilities and contingent consideration	(0.8)	(101.5)
Acquisition of noncontrolling interest	—	(8.4)

Cash used for financing activities	(822.8)	(713.7)

Effect of exchange rate changes on cash and cash equivalents	(48.1)	(7.8)

Decrease in cash and cash equivalents	(24.8)	(141.4)

Cash and cash equivalents, beginning of period	209.6	339.2

Cash and cash equivalents, end of period	$184.8	$197.8

The accompanying notes are an integral part of the consolidated financial information.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.         Consolidated Financial Information

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2015 and 2014 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income and cash flows of Ecolab Inc. (“Ecolab” or “the company”) for the interim periods presented. Any adjustments consist of normal, recurring items.

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

During the third quarter of 2015, the company early-adopted the updated accounting guidance related to simplifying the presentation of debt issue costs, using the retrospective application method. The company updated its December 31, 2014 Consolidated Balance Sheet, resulting in reductions to other assets, short-term debt and long-term debt of $21.2 million, $0.6 million and $20.6 million, respectively. The corresponding footnote disclosures have also been updated to reflect the changes. Debt issuance costs incurred related to the company’s credit facility remain within other assets on the Consolidated Balance Sheet. The updated guidance had no impact on previously reported earnings or consolidated cash flows.

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2015 and 2014 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 2, 2015 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the “Act”), for their report on the unaudited financial information because that report is not a “report” or a “part” of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.         Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014
Cost of sales
Restructuring charges	$—	$0.4	$2.2	$7.5
Venezuela currency devaluation	23.8	—	33.2	—
Recognition of inventory fair value step-up	—	0.4	—	0.4
Subtotal	23.8	0.8	35.4	7.9

Special (gains) and charges
Restructuring charges	12.1	6.3	33.1	34.9
Champion acquisition and integration costs	3.9	4.1	13.4	15.8
Nalco merger and integration costs	0.8	2.0	1.5	4.8
Venezuela currency devaluation	111.9	—	132.7	—
Loss on sale of business, litigation related charges and other settlements	14.0	(5.4)	35.4	(25.0)
Subtotal	142.7	7.0	216.1	30.5

Operating income subtotal	166.5	7.8	251.5	38.4

Net income attributable to noncontrolling interest
Venezuela currency devaluation	(11.1)	—	(11.1)	—

Total special (gains) and charges	$155.4	$7.8	$240.4	$38.4

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

The company expects to incur total pre-tax restructuring charges of approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately two-thirds of the remaining Energy Plan pre-tax charges will represent cash expenditures. Decisions for any remaining non-cash charges are expected to be made by the end of 2015, and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Energy Restructuring Plan of $0.9 million ($0.6 million after tax) and $1.3 million ($0.7 million after tax) during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the company incurred charges of $15.0 million ($10.5 million after tax) and $8.9 million ($5.9 million after tax), respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Energy Restructuring Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2014 Activity:
Recorded expense and accrual	$30.8	$4.2	$1.9	$36.9
Net cash payments	(29.6)	—	(1.8)	(31.4)
Non-cash net charges	—	(4.2)	—	(4.2)
Effect of foreign currency translation	0.8	—	—	0.8
Restructuring liability, December 31, 2014	2.0	—	0.1	2.1

2015 Activity:
Recorded expense and accrual	14.1	0.1	0.8	15.0
Net cash payments	(9.0)	3.9	(0.8)	(5.9)
Non-cash net charges	—	(4.0)	—	(4.0)
Effect of foreign currency translation	—	—	—	—
Restructuring liability, September 30, 2015	$7.1	$—	$0.1	$7.2

As shown in the previous table, net cash payments under the Energy Restructuring Plan were $5.9 million during the first nine months of 2015 and $31.4 million from 2013 through 2014. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

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

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. The company anticipates that approximately one-half of the remaining Combined Plan pre-tax charges will represent net cash expenditures. Decisions for any remaining non-cash charges are expected to be made by the end of 2015, and estimates could vary depending on the actual actions taken.

The company recorded restructuring charges related to the Combined Plan of $11.2 million ($9.4 million after tax) and $5.4 million ($3.3 million after tax) during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the company incurred charges of $20.2 million ($15.7 million after tax) and $33.4 million ($27.0 million after tax), respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.                                      Special (Gains) and Charges (continued)

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Combined Plan
	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2014 Activity:
Recorded net expense and accrual	$308.8	$(1.2)	$43.6	$351.2
Net cash payments	(242.4)	11.7	(30.3)	(261.0)
Non-cash net charges	—	(10.5)	(4.3)	(14.8)
Effect of foreign currency translation	(1.9)	—	—	(1.9)
Restructuring liability, December 31, 2014	64.5	—	9.0	73.5

2015 Activity:
Recorded net expense and accrual	18.9	0.2	1.1	20.2
Net cash payments	(28.3)	4.6	(7.0)	(30.7)
Non-cash net charges	—	(4.8)	—	(4.8)
Effect of foreign currency translation	(5.5)	—	—	(5.5)
Restructuring liability, September 30, 2015	$49.6	$—	$3.1	$52.7

As shown in the previous table, net cash payments under the Combined Plan were $30.7 million during the first nine months of 2015 and $261.0 million from 2011 through 2014. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters.

Non-restructuring Special (Gains) and Charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, the company incurred charges of $3.9 million ($2.4 million after tax) and $4.1 million ($2.7 million after tax) during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the company incurred charges of $13.4 million ($8.4 million after tax) and $15.8 million ($10.2 million after tax), respectively.

Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, the company incurred charges of $0.8 million ($0.6 million after tax) and $2.0 million ($2.0 million after tax) during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, the company incurred charges of $1.5 million ($1.2 million after tax) and $4.8 million ($4.0 million after tax), respectively.

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

In 2013, the Venezuelan government established a new foreign exchange mechanism known as the Complementary System of Foreign Currency Acquirement (“SICAD 1”). It operates similar to an auction system and allows entities to exchange a limited number of Bolivares Fuertes (“bolivar”) for U.S. dollars at a bid rate established via weekly auctions. As of August 31, 2015, the fiscal quarter end for the company’s international operations, the SICAD 1 exchange rate closed at 12.8 bolivares to 1 U.S. dollar. The company does not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of the Commission for the Administration of Foreign Exchange (“CADIVI”) with a new foreign currency administration, the National Center for Foreign Commerce (“CENCOEX”), which did not impact the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar. In March 2014, the Venezuelan government introduced an additional currency exchange auction mechanism (“SICAD 2”), which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by a free-floating rate, the Marginal Currency System (“SIMADI”), with an exchange rate at August 31, 2015 of 199.7 bolivares to 1 U.S. dollar.

The company closely monitors the complex economic and political conditions with respect to its operations in Venezuela, which are aligned to five of its ten operating units.

The company’s third quarter 2015 Consolidated Balance Sheet reflects the remeasurement of its Venezuelan Food & Beverage and Institutional net assets and bolivar portion of its Venezuelan Energy net assets at the SIMADI exchange rate. Under current contract agreements, certain Energy transactions are completed in U.S. dollars, making that portion of the company’s operations in Venezuela less dependent on the bolivar to U.S. dollar exchange rate. The company previously reflected, as of the second quarter of 2015, its Venezuelan Water and Paper net assets at the SIMADI exchange rate. The company believes that based on the underlying transactions, the application of the SIMADI rate better represents the economics of its bolivar operations noted above.

As a result, the company recorded charges of $124.6 million ($124.6 million after tax) and $154.8 million ($154.8 million after tax) during the third quarter and first nine months of 2015, respectively, including the remeasurement of its monetary assets and impairment of certain other net assets. As a result of the ownership structure of the company’s Food & Beverage and Institutional operations in Venezuela, it reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

As of August 31, 2015, the company had net assets of approximately $100 million within its Venezuelan operations. Included within this amount is approximately $30 million of property, plant and equipment and other intangible assets as well as approximately $65 million of goodwill. The remainder is largely made up of U.S. dollar accounts receivable and inventory, offset by approximately $80 million of intercompany payables to the U.S. While these intercompany balances offset in consolidation, were the company to deconsolidate its Venezuelan operations in the future, its total exposure would increase by $80 million. The majority of the net assets are aligned to the company’s Energy operating unit.

During the first nine months of 2015, net sales within Venezuela represented approximately 2% of the company’s consolidated net sales. Assets held in Venezuela at August 31, 2015 represented approximately 1% of the company’s consolidated assets.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.                                      Special (Gains) and Charges (continued)

Other special (gains) and charges

During the third quarter of 2015, the company recognized a net charge of $14.0 million ($7.8 million after tax), related to litigation related charges and the recovery of funds deposited into escrow as part of the Champion transaction. During the first nine months of 2015, the company recognized a net charge of $35.4 million ($21.1 million after tax), including the Champion escrow recovery, recognition of a loss on the sale of a portion of its Ecovation business, and other litigation related charges.

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

In April 2015, the company acquired certain assets from Clariant AG, based in Brazil and Argentina. With pre-acquisition annual sales of approximately $4 million, the acquired business became part of the company’s Global Industrial reportable segment during the second quarter of 2015. An immaterial portion of the transaction based in Colombia closed effective September 2015, which is subsequent to the company’s quarter end for international operations.

In June 2015, the company acquired Jianghai Environmental Protection Co. Ltd (“Jianghai”), an industrial water treatment company headquartered in Changzhou, China. The purchase price of the acquired business is approximately $190 million. Significant assets acquired include customer relationships, trademarks and other technology, with goodwill calculated as the excess of consideration transferred over the fair value of identifiable net assets acquired. With pre-acquisition annual sales of approximately $90 million, the acquired business became part of the company’s Global Industrial reportable segment during the third quarter of 2015. The purchase price allocation is preliminary, pending completion of fair value determination of the acquired assets and liabilities.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.                                      Acquisitions and Dispositions (Continued)

2015 Activity (continued)

In August 2015, the company entered into an agreement to acquire the U.S. operations of Charlotte, N.C. - based Swisher Hygiene Inc. (“Swisher”) for approximately $40 million. Swisher provides hygiene and sanitizing solutions for the foodservice, hospitality, retail and healthcare markets. Sales in 2014 for the operations included in the agreement were approximately $176 million. The transaction closed on November 2, 2015, subsequent to the company’s third quarter end, and will become part of the company’s Global Institutional reportable segment in the fourth quarter of 2015.

2014 Activity

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

In March 2014, the company acquired AK Kraus & Hiller Schädlingsbekämpfung, one of Germany’s leading commercial pest elimination service providers. Pre-acquisition annual sales of the business were approximately $4 million. The acquired business became part of the company’s Other segment during the second quarter of 2014.

In March 2014, the company purchased the remaining interest in a joint venture held in South Africa. The transaction was not significant to the company’s operations.

In June 2014, the company purchased the remaining interest in a joint venture in Indonesia. The transaction was not significant to the company’s operations.

In July 2014, the company obtained control of a joint venture in the United Arab Emirates through an amendment in the related shareholder agreements. This amendment resulted in the company consolidating the entity and removing the related equity method investment. The transaction was not significant to the company’s operations. As discussed in Note 2, the company recognized a gain of $5.0 million during the third quarter of 2014 as a result of this transaction.

In July 2014, the company acquired the chemical division of AKJ Industries, a leading provider of chemical solutions in the coal industry. Pre-acquisition annual sales of the business were approximately $21 million. The acquired business became part of the company’s Global Industrial reportable segment during the third quarter of 2014.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.                                      Acquisitions and Dispositions (Continued)

Acquisition summary

Acquisitions during the first nine months of 2015 and all of 2014 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions during the third quarter and the first nine months of 2015 and 2014 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014

Net tangible assets acquired, including impact of joint venture consolidation activity	$49.4	$(10.8)	$52.9	$12.9
Identifiable intangible assets
Customer relationships	25.6	27.7	28.2	30.6
Patents	13.5	—	13.5	—
Trademarks	3.5	2.6	3.6	3.4
Other technology	—	1.2	2.7	4.1
Non-compete	—	—	—	0.1
Total intangible assets	42.6	31.5	48.0	38.2
Goodwill	83.5	16.8	90.2	28.1
Total aggregate purchase price	175.5	37.5	191.1	79.2
Acquisition related liabilities and contingent consideration	(60.7)	14.9	(60.8)	15.1

Net cash paid for acquisitions, including contingent consideration	$114.8	$52.4	$130.3	$94.3

The acquisition related liability activity during 2015 is related to hold-back liabilities as part of the Jianghai acquisition, payable from the fourth quarter of 2015 through the third quarter of 2016. The contingent consideration activity during 2014 primarily relates to payments on legacy Nalco acquisitions. The weighted average useful lives of identifiable intangible assets acquired during the first nine months of 2015 and 2014, as shown in the previous table, were 15 and 10 years, respectively.

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

The company deposited approximately $100 million of the original Champion purchase price consideration in an escrow account to fund post-closing adjustments to the consideration, and covenant and other indemnification obligations of the acquired entities’ former stockholders for a period of two years following the effective date of the acquisition. During the third quarter of 2015, the company reached a settlement of approximately $35 million regarding the indemnification obligations of the acquired entities’ former stockholders. The recovered funds adjusted certain other asset and other liability positions of approximately $29 million on the company’s Consolidated Balance Sheet. Approximately $4 million was reflected in selling, general and administrative expenses, with the remainder recorded in special (gains) and charges, both within the Consolidated Statement of Income.

Dispositions

In June 2015, the company sold a portion of its Ecovation business, resulting in a loss of $13.7 million ($8.6 after tax), recorded in special (gains) and charges. The business was part of the company’s Global Industrial reportable segment.

In April 2014, the company sold an immaterial business in Italy that was part of the company’s Global Institutional reportable segment.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information

	September 30	December 31
(millions)	2015	2014

Accounts receivable, net
Accounts receivable	$2,531.0	$2,704.2
Allowance for doubtful accounts	(81.0)	(77.5)
Total	$2,450.0	$2,626.7

Inventories
Finished goods	$984.9	$1,044.1
Raw materials and parts	444.8	447.3
Inventories at FIFO cost	1,429.7	1,491.4
FIFO cost to LIFO cost difference	9.5	(24.5)
Total	$1,439.2	$1,466.9

Other current assets
Prepaid assets	$109.1	$104.7
Taxes receivable	120.5	133.0
Derivative assets	59.2	57.4
Other	44.6	71.5
Total	$333.4	$366.6

Property, plant and equipment, net
Land	$223.6	$199.9
Buildings and improvements	925.7	759.9
Leasehold improvements	83.8	84.6
Machinery and equipment	1,898.2	1,858.1
Merchandising and customer equipment	1,995.9	1,917.5
Capitalized software	479.9	443.9
Construction in progress	362.7	277.5
	5,969.8	5,541.4
Accumulated depreciation	(2,757.6)	(2,490.8)
Total	$3,212.2	$3,050.6

Other intangible assets, net
Cost of intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Cost of intangible assets subject to amortization
Customer relationships	$3,261.5	$3,385.7
Trademarks	300.6	311.1
Patents	430.3	434.5
Other technology	203.6	214.0
	$4,196.0	$4,345.3
Accumulated amortization
Customer relationships	$(913.7)	$(794.6)
Trademarks	(99.2)	(91.5)
Patents	(122.1)	(124.9)
Other technology	(118.6)	(107.5)
Total	$4,172.4	$4,456.8

Other assets
Deferred income taxes	$73.3	$71.5
Pension	24.8	15.9
Other	259.0	262.6
Total	$357.1	$350.0

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

4.                          Balance Sheet Information (continued)

	September 30	December 31
(millions)	2015	2014

Other current liabilities
Discounts and rebates	$263.8	$255.4
Dividends payable	97.5	99.1
Interest payable	65.8	18.9
Taxes payable, other than income	107.5	122.6
Derivative liabilities	28.9	34.0
Restructuring	49.4	66.3
Other	331.4	255.4
Total	$944.3	$851.7

Other liabilities
Deferred income taxes	$1,355.8	$1,415.8
Income taxes payable - non-current	83.9	86.4
Restructuring	10.5	9.3
Other	133.4	134.0
Total	$1,583.6	$1,645.5

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$9.4	$(2.7)
Unrecognized pension and postretirement benefit expense, net of tax	(507.2)	(552.5)
Cumulative translation, net of tax	(906.8)	(396.7)
Total	$(1,404.6)	$(951.9)

5.                          Debt and Interest

The following table provides the components of the company’s short-term debt obligations as of September 30, 2015 and December 31, 2014.

	September 30	December 31
(millions)	2015	2014

Short-term debt
Commercial paper	$686.8	$887.8
Notes payable	35.6	62.1
Long-term debt, current maturities	286.7	754.9
Total	$1,009.1	$1,704.8

As of September 30, 2015, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. The company’s U.S. commercial paper program, as shown in the previous table, had $687 million and $888 million outstanding as of September 30, 2015 and December 31, 2014, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.                          Debt and Interest (continued)

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of September 30, 2015 and December 31, 2014.

	Maturity	September 30	December 31
(millions)	by year	2015	2014
Long-term debt
Description / Third Quarter 2015 Principal Amount
Seven year 2008 senior notes ($0 million)	2015	$—	$250.0
Three year 2012 senior notes ($0 million)	2015	—	499.4
Term loan ($275 million)	2016	275.0	399.7
Series B private placement senior euro notes (€175 million)	2016	196.1	217.7
Five year 2011 senior notes ($1.25 billion)	2016	1,247.8	1,245.3
Five year 2012 senior notes ($500 million)	2017	501.2	495.0
Three year 2015 senior notes ($300 million)	2018	299.9	—
Series A private placement senior notes ($250 million)	2018	251.1	249.3
Five year 2015 senior notes ($300 million)	2020	298.0	—
Ten year 2011 senior notes ($1.25 billion)	2021	1,243.5	1,242.7
Series B private placement senior notes ($250 million)	2023	249.1	249.0
Ten year 2015 senior euro notes (€575 million)	2025	639.2	—
Thirty year 2011 senior notes ($750 million)	2041	738.1	737.8
Capital lease obligations		5.4	9.3
Other		96.0	3.1
Total debt		6,040.4	5,598.3
Long-term debt, current maturities		(286.7)	(754.9)
Total long-term debt		$5,753.7	$4,843.4

In January 2015, the company issued $600 million of debt securities in a public offering consisting of a three-year 1.55% fixed rate note for a par amount of $300 million and a five-year 2.25% fixed rate note for a par amount of $300 million. The proceeds were used to repay a portion of the company’s outstanding commercial paper and for general corporate purposes.

In July 2015, the company issued a ten-year 2.63% fixed rate euro note for a par amount of €575 million. The proceeds were used to repay a portion of the company’s outstanding commercial paper.

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

During the first quarter of 2015, the company acquired the beneficial interest in the trust owning the leased Naperville facility resulting in debt assumption of $100.2 million and the addition of $135.2 million in property, plant and equipment. Certain administrative, divisional, and research and development personnel are based at the Naperville facility. Cash paid as a result of the transaction was $19.8 million. The assumed debt is reflected within the “Other” line of the table above. The assumption of debt and the majority of the property, plant and equipment addition represent non-cash financing and investing activities, respectively.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.         Debt and Interest (continued)

During the first nine months of 2015, the company repaid its $250 million 4.88% seven year senior notes and $500 million 1.00% three year senior notes at their respective maturities and $125 million of its term loan borrowings.

The company is in compliance with its debt covenants as of September 30, 2015.

Interest expense and interest income recognized during the third quarter and the first nine months of 2015 and 2014 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014

Interest expense	$61.6	$66.1	$190.3	$202.0
Interest income	(4.0)	(2.8)	(9.0)	(7.4)
Interest expense, net	$57.6	$63.3	$181.3	$194.6

6.         Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The company’s reporting units are its operating segments.

During the second quarter of 2015, the company completed its annual test for goodwill impairment. In order to refresh the relative fair value of all ten of its reporting units, the company elected to bypass the qualitative assessment and perform a quantitative test. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.

The company’s goodwill impairment assessment for 2015 indicated the fair value of each of its reporting units exceeded its carrying amount by a significant margin. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Updating the impairment assessment during the third quarter of 2015 was not deemed necessary. There has been no impairment of goodwill since the adoption of FASB guidance for goodwill and other intangibles on January 1, 2002.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.         Goodwill and Other Intangible Assets (Continued)

The changes in the carrying amount of goodwill for each of the company’s reportable segments during the nine months ended September 30, 2015 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
Goodwill as of December 31, 2014	$2,642.2	$691.2	$3,262.1	$121.5	$6,717.0
Current year business combinations(a)	82.5	6.1	—	0.9	89.5
Prior year business combinations(b)	0.7	—	—	—	0.7
Dispositions	(0.4)	—	—	—	(0.4)
Reclassifications(c)	(23.7)	2.9	20.8	—	—
Effect of foreign currency translation	(120.5)	(31.9)	(149.6)	(5.6)	(307.6)
Goodwill as of September 30, 2015	$2,580.8	$668.3	$3,133.3	$116.8	$6,499.2

(a)                 For 2015, $0.9 million of the goodwill related to businesses acquired is expected to be tax deductible.

(b)                 Represents purchase price allocation adjustments for 2014 acquisitions deemed preliminary as of December 31, 2014.

(c)                  Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

Other Intangible Assets

As part of the Nalco merger, the company added the “Nalco” trade name as an indefinite life intangible asset. During the second quarter of 2015, using the qualitative assessment method, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, no adjustment to the $1.2 billion carrying value of this asset was necessary. Updating the impairment assessment during the third quarter of 2015 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2015 and 2014 was $72.6 million and $75.2 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2015 and 2014 was $218.6 million and $230.0 million, respectively.

As of September 30, 2015, future estimated expense related to amortizable other identifiable intangible assets is expected to be:

(millions)

2015 (Remainder: three-month period)	$73
2016	287
2017	285
2018	279
2019	267
2020	263

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2015
	Carrying	Fair Value Measurements
September 30 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$2.0	$2.0	$—	$—
Foreign currency forward contracts	90.4	—	90.4	—
Interest rate swap contracts	7.4	—	7.4	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	36.9	—	36.9	—
Interest rate swap contracts	5.7	—	5.7	—
Contingent consideration	0.8	—	—	0.8

	2014
	Carrying	Fair Value Measurements
December 31 (millions)	Amount	Level 1	Level 2	Level 3
Assets:
Investments held in rabbi trusts	$3.4	$3.4	$—	$—
Foreign currency forward contracts	75.5	—	75.5	—
Contingent consideration	0.3	—	—	0.3

Liabilities:
Foreign currency forward contracts	27.9	—	27.9	—
Interest rate swap contracts	24.2	—	24.2	—
Contingent consideration	1.6	—	—	1.6

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the nine months ended September 30, 2015 were as follows:

(millions)
Contingent consideration, December 31, 2014	$1.3
Amount recognized at acquisition date	—
Loss (gain) recognized in earnings	—
Settlements	(0.8)
Foreign currency translation	—
Contingent consideration, September 30, 2015	$0.5

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30, 2015		December 31, 2014
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value

Long-term debt (including current maturities)	$6,040.4	$6,366.0	$5,598.3	$5,980.9

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

Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All cash flow hedged transactions are forecasted to occur within the next three years.

The company occasionally enters into forward starting interest rate swap agreements to manage interest rate exposure.

During the third quarter of 2015, the company entered into a series of forward starting interest rate swap agreements to hedge against changes in interest rates that could impact future debt issuances. The agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated future debt issuances. The underlying loss recognized during the third quarter of 2015 was recorded within AOCI.

During 2014, the company entered into a series of forward starting interest rate swap agreements in connection with both its U.S. public debt issuance completed in January 2015 and its euro public debt issuance completed in July 2015. The agreements closed in January 2015 and July 2015, in conjunction with the respective U.S. and euro debt issuances discussed in Note 5. During 2011, the company entered into and subsequently closed a series of forward starting interest rate swap agreements in connection with the issuance of its private placement debt. During 2006, the company entered into and subsequently closed two forward starting interest rate swap agreements related to the issuance of its senior euro notes.

The 2014, 2011 and 2006 forward starting interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the debt issuances. The amounts recorded in AOCI for the respective transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2015	2014	2015	2014

Unrealized gain (loss) recognized into AOCI (effective portion)

Foreign currency forward contracts	AOCI (equity)	$19.0	$5.5	$38.9	$2.8

Interest rate swap contracts	AOCI (equity)	7.7	0.5	1.2	0.5
		$26.7	$6.0	$40.1	$3.3

Gain (loss) reclassified from AOCI into income (effective portion)

Foreign currency forward contracts	Cost of sales	$13.3	$0.9	$23.2	$3.4
	SG&A	0.2	—	1.1	1.0
	Interest expense, net	1.4	—	1.4	—
		$14.9	$0.9	$25.7	$4.4

Interest rate swap contracts	Interest expense, net	(1.4)	(1.0)	(4.0)	(3.0)
		$13.5	$(0.1)	$21.7	$1.4

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first nine months of 2015 and 2014.

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

8.                          Derivatives and Hedging Transactions (continued)

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2015	2014	2015	2014
Gain (loss) on derivative recognized in income

Interest rate swaps	Interest expense, net	$7.6	$(3.4)	$9.5	$(4.4)

Gain (loss) on hedged item recognized in income

Interest rate swaps	Interest expense, net	$(7.6)	$3.4	$(9.5)	$4.4

Net Investment Hedges

The company designates its outstanding €175 million and €575 million ($196 million and $639 million as of September 30, 2015, respectively) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries.

The company also enters into euro denominated forward contracts to hedge additional portions of its net investments in euro denominated functional currency subsidiaries.

During the second half of 2014, the company entered into forward contracts with notional values of €495 million, which were closed in July 2015.

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

Total revaluation gains and losses related to the euronotes and forward contract recorded as part of shareholders’ equity were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014

Revaluation gain (loss), net of tax	$(12.0)	$7.4	$66.8	$5.6

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)	Location	2015	2014	2015	2014

Gain (loss) recognized in income

Foreign currency forward contracts	SG&A	$7.1	$(0.6)	$6.4	$6.2
	Interest expense, net	(0.3)	(2.7)	(10.9)	(8.1)
		$6.8	$(3.3)	$(4.5)	$(1.9)

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

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2015	2014	2015	2014

Gross value of derivatives	$97.8	$75.5	$42.6	$52.1

Gross amounts offset in the Consolidated Balance Sheet	(13.7)	(18.1)	(13.7)	(18.1)

Net value of derivatives presented in the Consolidated Balance Sheet	$84.1	$57.4	$28.9	$34.0

The following table summarizes the gross fair value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2015	2014	2015	2014

Derivatives designated as hedging instruments

Foreign currency forward contracts	$53.5	$17.9	$6.7	$0.6

Interest rate swap contracts	7.4	—	5.7	24.2

Derivatives not designated as hedging instruments

Foreign currency forward contracts	36.9	57.6	30.2	27.3

Total	$97.8	$75.5	$42.6	$52.1

The following table summarizes the notional values of the company’s outstanding derivatives.

	Notional Values
	September 30	December 31
(millions)	2015	2014

Foreign currency forward contracts	$3,800	$2,800

Interest rate swap agreements	$1,675	$725
	€—	€400

Net investment hedge contracts(a)	€80	€495

(a) The net investment hedge contracts exclude the company’s euro denominated debt.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.                          Other Comprehensive Income Information

Other comprehensive income (loss) includes net income, foreign currency translation adjustments, unrecognized gains and losses on securities, defined benefit pension and postretirement plan adjustments, gains and losses on derivative instruments designated and effective as cash flow hedges and non-derivative instruments designated and effective as foreign currency net investment hedges that are charged or credited to the accumulated other comprehensive loss account in shareholders’ equity.

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014
Derivative & Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized into AOCI	$26.7	$6.0	$40.1	$3.3
(Gains) losses reclassified from AOCI into income
Cost of sales	(13.3)	(0.9)	(23.2)	(3.4)
SG&A	(0.2)	—	(1.1)	(1.0)
Interest expense, net	—	1.0	2.6	3.0
	(13.5)	0.1	(21.7)	(1.4)
Translation & other insignificant activity	0.2	(0.4)	(0.3)	(0.1)
Tax impact	(6.2)	(0.7)	(6.0)	(0.9)
Net of tax	$7.2	$5.0	$12.1	$0.9

Pension & Postretirement Benefits
Amounts reclassified from AOCI into income
Actuarial losses	$14.5	$5.7	$43.5	$17.2
Prior service costs	(1.7)	(1.6)	(5.4)	(5.0)
	12.8	4.1	38.1	12.2
Tax impact	(5.3)	(1.5)	(14.5)	(4.5)
Net of tax	$7.5	$2.6	$23.6	$7.7

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014

Derivative (gains) losses reclassified from AOCI into income, net of tax	$(10.5)	$0.1	$(16.9)	$(1.0)

Pension and Postretirement Benefits net actuarial losses and prior services costs reclassified from AOCI into income, net of tax	$7.5	$2.6	$23.6	$7.7

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.                   Shareholders’ Equity

Share repurchases

In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. In February 2015, the company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of September 30, 2015, 22,968,599 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

In February 2015, under the existing repurchase authorization discussed above, the company announced a $1.0 billion share repurchase program, of which $390 million remains to be repurchased as of September 30, 2015. The company expects the program to be completed by mid-2016.

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

During the first nine months of 2015, including the ASR discussed above, the company reacquired 6,434,849 shares of its common stock, of which 6,197,699 related to share repurchases through open market or private purchases and 237,150 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted earnings attributable to Ecolab per common share amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2015	2014	2015	2014

Net income attributable to Ecolab	$257.8	$364.9	$793.2	$867.3

Weighted-average common shares outstanding
Basic	295.2	300.0	296.5	300.1
Effect of dilutive stock options, units and awards	4.8	5.7	5.0	5.9
Diluted	300.0	305.7	301.5	306.0

Earnings attributable to Ecolab per common share
Basic	$0.87	$1.22	$2.67	$2.89
Diluted	$0.86	$1.19	$2.63	$2.83

Anti-dilutive securities excluded from computation of earnings per share	1.6	—	1.6	1.5

12.      Income Taxes

The company’s tax rate was 29.6% and 27.3% for the third quarter of 2015 and 2014, respectively, and 24.9% and 29.1% for the first nine months of 2015 and 2014, respectively. The changes in the company’s tax rate for the third quarter and first nine months of 2015 compared to third quarter and the first nine months of 2014 were primarily driven by the tax rate impact of special gains and charges and discrete tax items, with lesser impacts from global tax planning actions and favorable geographic income mix.

The company recognized discrete tax net benefits of $19.2 million during the third quarter of 2015 and $56.0 million during the first nine months of 2015.

Third quarter net benefits related to discrete items were driven primarily by the release of valuation allowances, as discussed further below, and a refund claim for taxes paid in a prior period resulting from updated IRS regulations. These benefits were offset partially by recognizing adjustments from filing the company’s 2014 U.S. federal income tax return.

The company had valuation allowances on certain deferred tax assets of $39 million and $74 million at September 30, 2015 and December 31, 2014, respectively. During the third quarter of 2015, the company determined sufficient positive income trends existed to conclude it was more likely than not it would be able to realize the benefits of the net operating losses and other deferred tax assets within certain underlying foreign entities for which a valuation allowance had been recorded, thus resulting in a $17 million valuation allowance release. The reduction in the valuation allowance from year end 2014 to third quarter 2015 was also driven by foreign currency translation.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.      Income Taxes (continued)

Net benefits related to discrete tax items for the first nine months of 2015 were also impacted by the ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary and by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

The company recognized net benefits related to discrete tax items of $1.9 million during the third quarter of 2014 and net expense related to discrete tax items of $16.3 million during the first nine months of 2014.

Third quarter 2014 net benefits related to discrete tax items were driven primarily by recognizing adjustments from filing the company’s 2013 U.S. federal income tax return, offset partially by the net impact of foreign audit settlements and adjustments.

Net expense related to discrete tax items for the first nine months of 2014 was also impacted by an update to non-current tax liabilities for global tax audits, an adjustment related to the re-characterization of intercompany payments between the company’s U.S. and foreign affiliates, a rate differential on certain prior year shared costs and the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations, which collectively more than offset the net change of valuation allowances based on the realizability of foreign deferred tax assets and benefits from other foreign country audit settlements.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2015	2014	2015	2014	2015	2014
Service cost	$19.1	$16.6	$8.2	$8.5	$0.9	$1.1
Interest cost on benefit obligation	22.8	22.5	10.1	12.2	2.4	2.7
Expected return on plan assets	(33.2)	(32.1)	(14.0)	(13.4)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	12.1	5.9	3.9	1.9	(1.5)	(2.1)
Amortization of prior service cost (benefit)	(1.7)	(1.7)	—	0.2	—	(0.1)
Settlements/curtailments	—	—	—	—	—	—
Total expense	$19.1	$11.2	$8.2	$9.4	$1.6	$1.4

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.      Pension and Postretirement Plans (continued)

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

					U.S.
			International		Postretirement
	U.S. Pension		Pension		Health Care
(millions)	2015	2014	2015	2014	2015	2014
Service cost	$57.3	$49.8	$25.0	$25.1	$2.8	$3.2
Interest cost on benefit obligation	68.4	67.5	30.2	37.5	7.2	8.1
Expected return on plan assets	(99.5)	(96.3)	(41.8)	(41.0)	(0.7)	(0.8)
Recognition of net actuarial (gain) loss	36.4	17.7	11.7	5.6	(4.6)	(6.1)
Amortization of prior service cost (benefit)	(5.2)	(5.2)	(0.1)	0.4	(0.1)	(0.2)
Settlements/curtailments	—	—	—	0.1	—	—
Total expense	$57.4	$33.5	$25.0	$27.7	$4.6	$4.2

As of September 30, 2015, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first nine months of 2015, the company made payments of $7 million to its U.S. non-contributory non-qualified defined benefit plans, and estimates that it will make payments of approximately an additional $1 million to such plans during the remainder of 2015.

The company contributed $35 million to its international pension benefit plans during the first nine months of 2015. The company currently estimates that it will contribute approximately an additional $10 million to the international pension benefit plans during the remainder of 2015.

During the first nine months of 2015, the company made payments of $12 million to its U.S. postretirement health care benefit plans, and estimates that it will make payments of approximately an additional $4 million to such plans during the remainder of 2015.

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

Financial information for each of the company’s reportable segments is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014
Net Sales
Global Industrial	$1,268.0	$1,183.9	$3,593.1	$3,408.5
Global Institutional	1,139.4	1,085.9	3,257.0	3,080.3
Global Energy	926.8	1,055.7	2,873.5	3,043.5
Other	201.7	191.8	575.2	546.2
Subtotal at fixed currency rates	3,535.9	3,517.3	10,298.8	10,078.5
Effect of foreign currency translation	(89.5)	177.6	(165.7)	521.2
Consolidated	$3,446.4	$3,694.9	$10,133.1	$10,599.7

Operating Income
Global Industrial	$200.5	$165.3	$483.6	$429.7
Global Institutional	263.5	231.7	667.7	577.7
Global Energy	133.4	168.8	396.7	448.8
Other	38.1	32.8	94.5	83.9
Corporate	(210.6)	(51.7)	(383.6)	(170.2)
Subtotal at fixed currency rates	424.9	546.9	1,258.9	1,369.9
Effect of foreign currency translation	(11.9)	24.5	(20.4)	64.6
Consolidated	$413.0	$571.4	$1,238.5	$1,434.5

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

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

15.                   Commitments and Contingencies (continued)

Matters Related to Wage Hour Claims

The company is a defendant in five pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these five suits, two have been certified for class action status.

Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. The Court in Ross recently granted plaintiffs’ motion for partial summary judgment, finding that Institutional Route Sales Managers are not exempt from overtime pay under California wage and hour laws. The company is considering an appeal of this judgment. The court has not determined damages; however the company has established an accrual, which is not material to its results of operations or financial position.

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

A third pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in New York, New Jersey, Washington and Pennsylvania alleging violations of state wage hour laws. The Court in Charlot recently granted the company’s motion for summary judgment against plaintiffs on the federal FLSA claims. Plaintiffs’ claims under state law remain pending and the judgment in favor of Ecolab may be subject to appeal by Plaintiffs.

A fourth pending suit, Schneider v. Ecolab, United States District Court for the Northern District of Illinois, case no. 14 C 01044, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws.

A fifth pending suit, Martino v. Ecolab, Santa Clara County California Superior Court, seeks certification of a California state class of Institutional employees for alleged violations of California wage and hour laws. The Martino case has been removed to the United States District Court for the Northern District of California. Case no. 5:14-cv-04358-PSG.

In addition to the five pending suits, the court entered an order of dismissal on August 12, 2015 in connection with the settlement of a sixth suit, LaValley v. Ecolab, United States District Court for the District of Minnesota, which sought certification of a class of Territory Representatives for alleged violations of the FLSA and New York state wage and hour laws. The settlement amount, which is not material to the company’s operations or financial position, was paid in August 2015.

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

ASU 2015-07 - Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent) (a consensus of the Emerging Issues Taskforce)

May 2015

Investments for which fair value is measured at net asset value per share (or its equivalent) using the practical expedient of ASC 820 should not be categorized in the fair value hierarchy. However, the reporting entity should continue to disclose information on such investments.

			January 1, 2016	Presentation impact related to pension plan asset disclosures.

ASU 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments	September 2015

The amendment requires an acquirer to recognize adjustments identified during the measurement period in the reporting period in which the adjustment amounts are determined and to recognize a cumulative catch-up, if any, in the same period on the income statement as a result of the adjustment, calculated as if the accounting had been completed on the acquisition date. The amendment also requires an entity to present separately on the face of the income statement or disclose in the notes the amount of the cumulative adjustment by line item.

			January 1, 2016	The company does not expect the updated guidance to have a significant impact on future financial statements.

ECOLAB INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.      New Accounting Pronouncements (continued)

Standards that are not yet adopted (continued):

ASU 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory)	July 2015	The amendment requires entities to measure inventory under the FIFO or average cost methods at the lower of cost or net realizable value.	January 1, 2017	The company is currently evaluating the impact of adoption.

ASU 2014-15 —Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern	August 2014	Management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern and to provide related footnote disclosures.	January 1, 2017	The company does not expect the guidance to have an impact on future financial statements.

ASU 2014-09 — Revenue from Contracts with Customers (Topic 606) and ASU 2015-14 - Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date	May 2014

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

ASU 2015-03 — Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-15 (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements

April 2015

Debt issuance costs should no longer be recognized as a deferred charge (asset) but rather should be recorded as a direct deduction from the carrying amount of the debt liability. The subsequent amendment relates to deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.

			July 1, 2015	As discussed in Note 1, the company early-adopted the updated guidance in the third quarter of 2015, resulting in presentation related changes to its deferred financing costs and debt.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2015, and the related consolidated statements of income and comprehensive income for the three-month and nine-month period ended September 30, 2015 and 2014 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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
November 2, 2015

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

Overview of the Third Quarter Ended September 30, 2015

Third quarter 2015 sales, operating income and diluted earnings per share attributable to Ecolab decreased 7%, 28% and 28%, respectively compared to third quarter 2014 results.

Foreign currency negatively impacted our third quarter 2015 results when compared with the third quarter of 2014. In addition, both 2015 and 2014 results of operations included special (gains) and charges as well as discrete tax items which impact the period-over-period comparisons.

Third quarter 2015 fixed currency sales increased 1%. Growth was led by our Global Institutional, Global Industrial and Other segments, with regional growth led by Latin America and Europe.

Third quarter 2015 fixed currency operating income decreased 22% compared to third quarter 2014. Excluding special (gains) and charges from both 2015 and 2014 results, third quarter 2015 adjusted fixed currency operating income increased 7% when compared to third quarter 2014 adjusted fixed currency operating income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of the Third Quarter Ended September 30, 2015 (continued)

Excluding special (gains) and charges and discrete tax items, adjusted diluted earnings per share attributable to Ecolab increased 6% in the third quarter of 2015 compared to the prior year third quarter. Currency translation and higher pension costs had an unfavorable impact of approximately $0.11 on diluted earnings per share for the third quarter of 2015 compared to the same period of 2014.

Sales Performance

As summarized in the tables on pages 48 and 57:

•                  Third quarter 2015 sales decreased 7%, fixed currency sales increased 1% and acquisition adjusted fixed currency sales were flat.

•                  Fixed currency sales for our Global Industrial segment increased 7% to $1,268 million when comparing third quarter 2015 against third quarter 2014. Acquisition adjusted fixed currency sales increased 4% led by growth in Food & Beverage.

•                  Third quarter 2015 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 5% to $1,139 million, led by good Institutional and Specialty sales growth.

•                  Fixed currency sales for our Global Energy segment decreased 12% to $927 million when comparing third quarter 2015 against third quarter 2014, as growth in the downstream business was more than offset by a decline in the upstream business.

•                  Third quarter 2015 Other segment sales, when measured in fixed rates of currency exchange, increased 5% to $202 million, led by good Pest Elimination sales growth.

Financial Performance

As summarized in the tables on pages 54 through 56, and with comparisons against similar metrics from the third quarter of 2014:

•                  Third quarter 2015 operating income decreased 28% to $413 million and third quarter 2015 fixed currency operating income decreased 22%. Excluding the impact of special (gains) and charges from both 2015 and 2014 reported results, third quarter 2015 adjusted operating income was flat and third quarter 2015 adjusted fixed currency operating income increased 7%. Acquisitions and divestitures had minimal impact on third quarter 2015 operating income growth.

•                  Third quarter 2015 net income attributable to Ecolab decreased 29% to $258 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2015 and 2014 reported results, adjusted net income attributable to Ecolab increased 4%.

•                  Third quarter 2015 diluted earnings per share attributable to Ecolab of $0.86 decreased 28%. Excluding the impact of special (gains) and charges and discrete tax items from both 2015 and 2014 reported results, adjusted diluted earnings per share attributable to Ecolab increased 6% to $1.28 for the third quarter of 2015.

•                  Our reported tax rate was 29.6% for the third quarter of 2015 compared to 27.3% for the third quarter of 2014. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2015 and 2014 results, our adjusted tax rate was 25.8% and 27.7% for the third quarter of 2015 and 2014, respectively.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter and Nine Months Ended September 30, 2015

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2015	2014	Change	2015	2014	Change

Reported GAAP net sales	$3,446.4	$3,694.9	(7)%	$10,133.1	$10,599.7	(4)%
Effect of foreign currency translation	89.5	(177.6)		165.7	(521.2)
Non-GAAP fixed currency sales	$3,535.9	$3,517.3	1%	$10,298.8	$10,078.5	2%

As shown in the table above, foreign currency exchange negatively impacted sales growth during both the third quarter and first nine months of 2015. The percentage components of the period-over-period 2015 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
(percent)	September 30	September 30

Volume	0%	1%
Price changes	0	0
Acquisitions & divestitures	1	0
Fixed currency sales increase	1	2
Foreign currency exchange	(7)	(7)
Total net sales decrease	(7)%	(4)%

Note: Percentages in the above table do not necessary sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended
	2015		2014
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$1,820.0	47.2%	$1,970.6	46.7%
Special (gains) and charges	23.8	0.7	0.8	—
Non-GAAP adjusted COS and gross margin	$1,796.2	47.9%	$1,969.8	46.7%

	Nine Months Ended
	2015		2014
		Gross		Gross
(millions / percent)	COS	Margin	COS	Margin

Reported GAAP COS and gross margin	$5,391.8	46.8%	$5,699.2	46.2%
Special (gains) and charges	35.4	0.3	7.9	0.1
Non-GAAP adjusted COS and gross margin	$5,356.4	47.1%	$5,691.3	46.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the tables above. Our gross margin is defined as sales less cost of sales divided by sales.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Cost of Sales (“COS”) and Gross Profit Margin (continued)

Our reported gross margin was 47.2% and 46.7% for the third quarter of 2015 and 2014, respectively. Our reported gross margin for the first nine months of 2015 and 2014 was 46.8% and 46.2%, respectively.

Our third quarter and first nine months of 2015 reported COS included special (gains) and charges of $23.8 million and $35.4 million, respectively, and our third quarter and first nine months of 2014 reported COS included special (gains) and charges of $0.8 million and $7.9 million, respectively. Special (gains) and charges included within COS are shown within the table on page 50, and the corresponding impact to our gross margin is shown in the previous table.

Excluding the impact of special (gains) and charges, our third quarter 2015 adjusted gross margin was 47.9% and our adjusted gross margin for the first nine months of 2015 was 47.1%. These percentages compared against a third quarter 2014 adjusted gross margin of 46.7% and an adjusted gross margin of 46.3% for the first nine months of 2014.

Our adjusted gross margin increase when comparing the third quarter of 2015 against the third quarter of 2014 and the comparable periods for the first nine months of 2015 and 2014 was driven primarily by delivered product cost savings and synergies.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 31.1% for the third quarter of 2015 compared to 31.0% in 2014. For the nine month periods, SG&A expenses as a percentage of sales were 32.4% in both 2015 and 2014. The consistent SG&A ratio to sales across the periods was driven by the net impact of synergies and cost savings actions, which offset higher pension costs. Fleet cost reductions benefited the third quarter comparison and lower variable compensation benefited the nine month period comparison.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2015	2014	2015	2014
Cost of sales
Restructuring charges	$—	$0.4	$2.2	$7.5
Venezuela currency devaluation	23.8	—	33.2	—
Recognition of inventory fair value step-up	—	0.4	—	0.4
Subtotal	23.8	0.8	35.4	7.9

Special (gains) and charges
Restructuring charges	12.1	6.3	33.1	34.9
Champion acquisition and integration costs	3.9	4.1	13.4	15.8
Nalco merger and integration costs	0.8	2.0	1.5	4.8
Venezuela currency devaluation	111.9	—	132.7	—
Loss on sale of business, litigation related charges and other settlements	14.0	(5.4)	35.4	(25.0)
Subtotal	142.7	7.0	216.1	30.5

Operating income subtotal	166.5	7.8	251.5	38.4

Net income attributable to noncontrolling interest
Venezuela currency devaluation	(11.1)	—	(11.1)	—

Total special (gains) and charges	$155.4	$7.8	$240.4	$38.4

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

The total pre-tax restructuring charges under the Energy Restructuring Plan are expected to be approximately $80 million ($55 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $40 million ($25 million after tax) of charges are expected to occur in 2015. We anticipate that approximately two-thirds of the remaining Energy Plan pre-tax charges will represent cash expenditures. Decisions for any remaining non-cash charges are expected to be made by the end of 2015, and estimates could vary depending on the actual actions taken.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Restructuring charges (continued)

We recorded restructuring charges related to the Energy Restructuring Plan of $0.9 million ($0.6 million after tax) or less than $0.01 per diluted share and $1.3 million ($0.7 million after tax) or less than $0.01 per diluted share during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we incurred charges of $15.0 million ($10.5 million after tax) or $0.03 per diluted share and $8.9 million ($5.9 million after tax) or $0.02 per diluted share, respectively.

Net cash payments under the Energy Restructuring Plan during the first nine months of 2015 were $5.9 million, primarily related to severance, offset partially by proceeds from the sale of facilities. The majority of historical cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first nine months of 2015, the Energy Plan has achieved approximately $30 million in incremental savings as compared to 2014. We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of at least $125 million in 2015, with annual cost savings and synergies of $150 million by the end of 2016.

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

The total pre-tax restructuring charges under the Combined Plan are expected to be approximately $400 million ($300 million after tax). The restructuring charges are expected to be substantially complete by the end of 2015, although certain actions will likely continue into 2016. Approximately $50 million ($40 million after tax) of charges are expected to be incurred in 2015. We anticipate that approximately one-half of the remaining Combined Plan pre-tax charges will represent net cash expenditures. Decisions for any remaining non-cash charges are expected to be made by the end of 2015, and estimates could vary depending on the actual actions taken.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Restructuring charges (continued)

We recorded restructuring charges related to the Combined Plan of $11.2 million ($9.4 million after tax) or $0.03 per diluted share and $5.4 million ($3.3 million after tax) or $0.01 per diluted share during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we incurred charges of $20.2 million ($15.7 million after tax) or $0.05 per diluted share and $33.4 million ($27.0 million after tax) or $0.09 per diluted share, respectively.

Net cash payments under the Combined Plan during the first nine months of 2015 were $30.7 million. The majority of cash payments under this Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first nine months of 2015, the Combined Plan achieved approximately $45 million of incremental savings as compared to 2014. We anticipate cumulative cost savings from the Combined Plan of $395 million in 2015, with annual cost savings and synergies of $420 million by the end of 2016.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion acquisition and integration costs

As a result of the Champion acquisition completed in 2013, we incurred charges of $3.9 million ($2.4 million after tax) or $0.01 per diluted share and $4.1 million ($2.7 million after tax) or $0.01 per diluted share during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we incurred charges of $13.4 million ($8.4 million after tax) or $0.03 per diluted share and $15.8 million ($10.2 million after tax) or $0.03 per diluted share, respectively.

Champion related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Nalco merger and integration costs

As a result of the Nalco merger completed in 2011, we incurred charges of $0.8 million ($0.6 million after tax), and $2.0 million ($2.0 million after tax), both of which are less than $0.01 per diluted share, during the third quarter of 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, we incurred charges of $1.5 million ($1.2 million after tax) or less than $0.01 per diluted share and $4.8 million ($4.0 million after tax) or $0.01 per diluted share, respectively.

Nalco related special charges for 2015 and 2014 include integration costs and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Non-restructuring special (gains) and charges (continued)

Venezuelan currency devaluation

We closely monitor the complex economic and political conditions with respect to our operations in Venezuela, which are aligned to five of our ten operating units.

Our third quarter 2015 Consolidated Balance Sheet reflects the remeasurement of our Venezuelan Food & Beverage and Institutional net assets and bolivar portion of our Venezuelan Energy net assets at the SIMADI exchange rate. Under current contract agreements, certain Energy transactions are completed in U.S. dollars, making that portion of our operations in Venezuela less dependent on the bolivar to U.S. dollar exchange rate. We previously reflected, as of the second quarter of 2015, our Venezuelan Water and Paper net assets at the SIMADI exchange rate. We believe that based on the underlying transactions, the application of the SIMADI rate better represents the economics of our bolivar operations noted above.

As a result, we recorded charges of $124.6 million ($124.6 million after tax), or $0.42 per diluted share and $154.8 million ($154.8 million after tax), or $0.51 per diluted share during the third quarter and first nine months of 2015, respectively, including the remeasurement of our monetary assets and impairment of certain other net assets. As a result of the ownership structure of our Food & Beverage and Institutional operations in Venezuela, we reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Further details related to Venezuela’s foreign currency are included in the “Global Economic and Political Environment” section of this MD&A, beginning on page 66.

Other special (gains) and charges

During the third quarter of 2015, we recognized a net charge of $14.0 million ($7.8 million after tax), or $0.03 per diluted share related to litigation related charges and the recovery of funds deposited into escrow as part of the Champion transaction. During the first nine months of 2015, we recognized a net charge of $35.4 million ($21.1 million after tax), or $0.07 per diluted share including the Champion escrow recovery, recognition of a loss on the sale of a portion of our Ecovation business, and other litigation related charges.

We recognized gains of $5.0 million ($3.1 million after tax), or $0.01 per diluted share and $24.6 million ($19.5 million after tax), or $0.06 per diluted share during the third quarter and the first nine months of 2014, respectively. The gain recognized in the third quarter of 2014 resulted from the consolidation of the Emochem entity and removal of the corresponding equity method investment. The gains recognized during the first six months of 2014 related to a favorable licensing settlement and other settlement gains.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
Operating Income	September 30%			September 30%
(millions)	2015	2014	Change	2015	2014	Change
Reported GAAP operating income	$413.0	$571.4	(28)%	$1,238.5	$1,434.5	(14)%
Special (gains) and charges	166.5	7.8		251.5	38.4
Non-GAAP adjusted operating income	579.5	579.2	0%	1,490.0	1,472.9	1%
Effect of foreign currency translation	11.9	(24.5)		20.4	(64.6)
Non-GAAP adjusted fixed currency operating income	$591.4	$554.7	7%	$1,510.4	$1,408.3	7%

	Third Quarter Ended		Nine Months Ended
Operating Income Margin	September 30		September 30
(percent)	2015	2014	2015	2014
Reported operating income / reported net sales	12.0%	15.5%	12.2%	13.5%
Non-GAAP adjusted operating income/ reported net sales	16.8%	15.7%	14.7%	13.9%
Non-GAAP adjusted fixed currency operating income / fixed currency sales	16.7%	15.8%	14.7%	14.0%

Our operating income and corresponding operating income margin are shown in the previous tables. Our operating income margin is defined as operating income divided by sales.

Reported operating income decreased 28% and 14% in the third quarter and first nine months of 2015, respectively, versus the comparable periods of 2014.

Excluding the impact of special (gains) and charges from 2015 and 2014 reported results, our third quarter adjusted operating income was flat and our first nine months of 2015 adjusted operating income increased 1%, against the comparable periods of 2014.

As shown in the tables above, foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 7% in both the third quarter and first nine months of 2015 against the comparable periods of 2014.

The third quarter and first nine months of 2015 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin was driven by delivered product cost savings and synergies, which more than offset investments in the business and other costs, including the impact of higher pension costs.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Interest Expense, Net

Net interest expense was $57.6 million and $63.3 million in the third quarter of 2015 and 2014, respectively. Net interest expense in the first nine months of 2015 and 2014 was $181.3 million and $194.6 million, respectively. The decrease in net interest expense when comparing 2015 against 2014 was driven primarily by lower interest rates paid on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2015	2014	2015	2014

Reported GAAP tax rate	29.6%	27.3%	24.9%	29.1%
Tax rate impact of:
Special gains and charges	(7.5)	0.0	(2.6)	0.0
Discrete tax items	3.7	0.4	4.3	(1.3)
Non-GAAP adjusted tax rate	25.8%	27.7%	26.6%	27.8%

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

Our third quarter 2015 reported tax expense includes $10.0 million of net tax benefits on special gains and charges and net benefits of $19.2 million associated with discrete tax items. For the first nine months of 2015, our reported tax expense includes $28.6 million of net tax benefits on special gains and charges and net benefits of $56.0 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Third quarter net benefits related to discrete items were driven primarily by the release of valuation allowances of $17.2 million on certain deferred tax asset balances and a refund claim for taxes paid in a prior period resulting from updated IRS regulations. These benefits were offset partially by recognizing adjustments from filing our 2014 U.S. federal income tax return.

Net benefits related to discrete tax items for the first nine months of 2015 were also impacted primarily by our ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary and by the change to a deferred tax liability resulting from the Naperville facility transaction, as discussed further in Note 5.

Our third quarter 2014 reported tax expense includes $2.1 million of net tax benefits on special gains and charges and net benefits of $1.9 million associated with discrete tax items. For the first nine months of 2014, our reported tax expense includes $10.7 million of net tax benefits on special gains and charges and net expense of $16.3 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Third quarter 2014 net benefits related to discrete tax items were driven primarily by recognizing adjustments from filing our 2013 U.S. federal income tax return, offset partially by the net impact of foreign audit settlements and adjustments.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations — Third Quarter Ended September 30, 2015 (continued)

Provision for Income Taxes (continued)

Net expense related to discrete tax items for the first nine months of 2014 was also impacted by an update to non-current tax liabilities for global tax audits, an adjustment related to the re-characterization of intercompany payments between our U.S. and foreign affiliates, a rate differential on certain prior year shared costs and the remeasurement of certain deferred tax assets and liabilities resulting from a change in the state tax rate for certain entities following the merger of Champion operations, which collectively more than offset the net change of valuation allowances based on the realizability of foreign deferred tax assets and benefits from other foreign country audit settlements.

The decrease in the 2015 adjusted effective tax rate compared to 2014 was due primarily to the impact of global tax planning projects and favorable geographic income mix.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30
(millions)	2015	2014	Change	2015	2014	Change

Reported GAAP net income	$257.8	$364.9	(29)%	$793.2	$867.3	(9)%
Adjustments:
Special (gains) and charges, net of tax	145.4	5.7		211.8	27.7
Discrete tax net expense (benefits)	(19.2)	(1.9)		(56.0)	16.3
Non-GAAP adjusted net income	$384.0	$368.7	4%	$949.0	$911.3	4%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(dollars)	2015	2014	Change	2015	2014	Change

Reported GAAP diluted EPS	$0.86	$1.19	(28)%	$2.63	$2.83	(7)%
Adjustments:
Special (gains) and charges	0.48	0.02		0.70	0.09
Discrete tax net expense (benefits)	(0.06)	(0.01)		(0.19)	0.05
Non-GAAP adjusted diluted EPS	$1.28	$1.21	6%	$3.15	$2.98	6%

Note: Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.09 and $0.20 on diluted earnings per share for the third quarter and first nine months of 2015, compared to the same periods of 2014.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance

Fixed currency sales and operating income for the third quarter and nine months of 2015 and 2014 for each of our reportable segments were as follows:

	Net Sales			Net Sales
	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2015	2014	Change	2015	2014	Change

Global Industrial	$1,268.0	$1,183.9	7%	$3,593.1	$3,408.5	5%
Global Institutional	1,139.4	1,085.9	5%	3,257.0	3,080.3	6%
Global Energy	926.8	1,055.7	(12)%	2,873.5	3,043.5	(6)%
Other	201.7	191.8	5%	575.2	546.2	5%
Subtotal at fixed currency rates	3,535.9	3,517.3	1%	10,298.8	10,078.5	2%
Effect of foreign currency translation	(89.5)	177.6		(165.7)	521.2
Consolidated	$3,446.4	$3,694.9	(7)%	$10,133.1	$10,599.7	(4)%

	Operating Income			Operating Income
	Third Quarter Ended			Nine Months Ended
	September 30%			September 30%
(millions)	2015	2014	Change	2015	2014	Change

Global Industrial	$200.5	$165.3	21%	$483.6	$429.7	13%
Global Institutional	263.5	231.7	14%	667.7	577.7	16%
Global Energy	133.4	168.8	(21)%	396.7	448.8	(12)%
Other	38.1	32.8	16%	94.5	83.9	13%
Corporate	(210.6)	(51.7)		(383.6)	(170.2)
Subtotal at fixed currency rates	424.9	546.9	(22)%	1,258.9	1,369.9	(8)%
Effect of foreign currency translation	(11.9)	24.5		(20.4)	64.6
Consolidated	$413.0	$571.4	(28)%	$1,238.5	$1,434.5	(14)%

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions / percent)	2015	2014	2015	2014
Net Sales
Sales at fixed currency	$1,268.0	$1,183.9	$3,593.1	$3,408.5
Percentage change at fixed currency	7%		5%
Acquisition adjusted percentage change at fixed currency	4%		4%
Percentage change at public currency	(3)%		(3)%

Operating Income
Operating income at fixed currency	$200.5	$165.3	$483.6	$429.7
Percentage change at fixed currency	21%		13%
Acquisition adjusted percentage change at fixed currency	20%		12%
Percentage change at public currency	10%		3%
Operating income margin	15.8%	14.0%	13.5%	12.6%

Net Sales

Fixed currency sales for our Global Industrial segment increased 7% in the third quarter of 2015 and 5% in the first nine months of 2015. As shown in the previous table, acquisition adjusted sales growth was 4% for both the third quarter and first nine months of 2015. Sales growth was driven by both volume gains and pricing. At a regional level, both the third quarter and nine month periods were impacted by good growth in Latin America, Asia Pacific and MEA and modest growth in North America and Europe.

At an operating unit level, Water fixed currency sales increased 9% (4% acquisition adjusted) in the third quarter of 2015 and 6% (3% acquisition adjusted) in the first nine months of 2015, with good growth in the light and heavy industries, which offset slower sales in mining. Food & Beverage fixed currency sales increased 7% (6% acquisition adjusted) in the third quarter of 2015 and 7% (5% acquisition adjusted) in the first nine months of 2015, benefiting from share gains. Growth continued to be led by the beverage & brewing market, with modest gains in dairy and food offsetting a slowdown in agri. Paper fixed currency sales increased 2% in both the third quarter and first nine months of 2015, impacted by new account gains and continued technology penetration. Textile Care fixed currency sales increased 8% in the third quarter of 2015 and 4% in the first nine months of 2015, as sales growth in North America and improved sales trends in Europe drove the increase.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 21% in the third quarter of 2015 and 13% in the first nine months of 2015, with minimal impact from acquisitions. The operating income margin increased 1.8 percentage points in the third quarter of 2015 and 0.9 percentage points in the first nine months of 2015. The increase in fixed currency operating income and improved operating margin benefited from pricing gains, delivered product cost savings and synergies, which more than offset investments in the business.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions / percent)	2015	2014	2015	2014
Net Sales
Sales at fixed currency	$1,139.4	$1,085.9	$3,257.0	$3,080.3
Percentage change at fixed currency	5%		6%
Acquisition adjusted percentage change at fixed currency	5%		6%
Percentage change at public currency	(1)%		0%

Operating Income
Operating income at fixed currency	$263.5	$231.7	$667.7	$577.7
Percentage change at fixed currency	14%		16%
Acquisition adjusted percentage change at fixed currency	14%		16%
Percentage change at public currency	9%		11%
Operating income margin	23.1%	21.3%	20.5%	18.8%

Net Sales

Fixed currency sales for our Global Institutional segment increased 5% in the third quarter of 2015 and 6% in the first nine months of 2015, impacted by both volume and pricing gains. At a regional level, both the third quarter and nine month periods were led by good growth in MEA, North America, Asia Pacific, and Latin America and a modest increase in Europe.

At an operating unit level, Institutional fixed currency sales increased 6% in both the third quarter and first nine months of 2015, benefiting from sales initiatives, new accounts and globalization of our leading technologies. Global lodging demand continues to show positive trends while foodservice trends remain soft. Specialty fixed currency sales increased 5% in the third quarter of 2015 and 8% in the first nine months of 2015. Quick service sales remained solid, benefiting from new accounts and new product penetration. Food retail showed moderate sales growth for the quarter. Healthcare fixed currency sales increased 2% in the third quarter of 2015 and 3% in the first nine months of 2015, benefiting from new account growth, customer penetration and product introductions. A product recall had a small negative impact on third quarter 2015 growth.

Operating Income

Fixed currency operating income for our Global Institutional segment increased 14% for the third quarter of 2015 and 16% for the first nine months of 2015. Our operating income margin increased 1.8 percentage points in the third quarter of 2015 and 1.7 percentage points in the first nine months of 2015. The increase in fixed currency operating income and improved operating margin benefited from pricing gains, sales volume increases, delivered product cost savings and cost efficiency actions, which more than offset investments in the business. Fleet cost reduction actions also benefited the third quarter comparison.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions / percent)	2015	2014	2015	2014
Net Sales
Sales at fixed currency	$926.8	$1,055.7	$2,873.5	$3,043.5
Percentage change at fixed currency	(12)%		(6)%
Acquisition adjusted percentage change at fixed currency	(12)%		(6)%
Percentage change at public currency	(18)%		(11)%

Operating Income
Operating income at fixed currency	$133.4	$168.8	$396.7	$448.8
Percentage change at fixed currency	(21)%		(12)%
Acquisition adjusted percentage change at fixed currency	(21)%		(12)%
Percentage change at public currency	(26)%		(16)%
Operating income margin	14.4%	16.0%	13.8%	14.7%

Net Sales

Fixed currency sales for our Global Energy segment decreased 12% in the third quarter of 2015 and 6% in the first nine months of 2015, as both periods were negatively impacted by volume reductions and lower pricing.

The decrease in fixed currency sales reflected reductions in our well stimulation and production businesses, which more than offset growth in our downstream business. Continued growth in our international regions was offset by soft North America results, reflecting the reduction in North America drilling and well completion activity, customer spending and price reductions.

Operating Income

Fixed currency operating income for our Global Energy segment decreased 21% for the third quarter of 2015 and 12% for the first nine months of 2015. Our operating income margin decreased 1.6 percentage points in the third quarter of 2015 and 0.9 percentage points in the first nine months of 2015.

The decrease in fixed currency operating income and operating margin reductions were driven by sales volume declines and lower pricing, which more than offset delivered product cost savings and synergies.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Segment Performance (continued)

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions / percent)	2015	2014	2015	2014
Net Sales
Sales at fixed currency	$201.7	$191.8	$575.2	$546.2
Percentage change at fixed currency	5%		5%
Acquisition adjusted percentage change at fixed currency	6%		6%
Percentage change at public currency	1%		1%

Operating Income
Operating income at fixed currency	$38.1	$32.8	$94.5	$83.9
Percentage change at fixed currency	16%		13%
Acquisition adjusted percentage change at fixed currency	17%		13%
Percentage change at public currency	14%		10%
Operating income margin	18.9%	17.1%	16.4%	15.4%

Net Sales

Fixed currency sales for our Other segment increased 5% in both the third quarter of 2015 and first nine months of 2015, driven by both volume and pricing gains. Acquisition adjusted fixed currency sales increased 6% in the both the third quarter of 2015 and first nine months of 2015, when adjusting for the divestiture of a non-core cleaning service business. At a regional level, both the third quarter and nine month periods were led by good growth in North America, Europe and Latin America.

At an operating unit level, Pest Elimination fixed currency sales increased 7% in both the third quarter of 2015 and first nine months of 2015, impacted by continued gains in the foodservice market, customer penetration and new service offerings. Equipment Care sales increased 4% in the third quarter of 2015 and 6% in the first nine months of 2015, driven by increases in both service and parts sales, benefiting from new customer additions.

Operating Income

Fixed currency operating income for our Other segment increased 16% for the third quarter of 2015 and 13% in the first nine months of 2015. Acquisition adjusted fixed currency operating income increased 17% in the third quarter of 2015 and 13% in the first nine months of 2015, again adjusting for the non-core cleaning service divestiture discussed above. Our operating income margin increased 1.8 percentage points in the third quarter of 2015 and 1.0 percentage point in the first nine months of 2015. Fixed currency operating income results and the corresponding margin improvements were impacted by pricing gains and sales volume increases, which more than offset other cost increases. Fleet cost reduction actions also benefited the third quarter comparison.

Corporate

Consistent with our internal management reporting, the Corporate segment includes intangible asset amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 50.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity

Financial Position

Total assets were $18.9 billion and $19.4 billion as of September 30, 2015 and December 31, 2014, respectively. The negative impact of foreign currency exchange rates on the value of our foreign assets translated into U.S. dollars as of September 30, 2015 and the impact of intangible asset amortization more than offset the increase in assets from acquisitions and ongoing business activities.

Total liabilities were $12.0 billion as of both September 30, 2015 and December 31, 2014. Total debt was $6.8 billion as of September 30, 2015 and $6.5 billion as of December 31, 2014.

Our net debt to EBITDA and net debt to adjusted EBIDTA are shown in the following table. We view our net debt to EBITDA and net debt to adjusted EBITDA ratios as important indicators of our creditworthiness.

EBITDA and adjusted EBITDA are non-GAAP measures. As shown below, EBITDA is defined as the sum of net income including non-controlling interest, provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as the sum of EBITDA and special (gains) and charges impacting EBITDA. The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	Trailing Twelve
	Months Ended September 30
(ratio)	2015	2014
Net debt to EBITDA	2.5	2.4
Net debt to adjusted EBITDA	2.2	2.3

	September 30	September 30
(millions)	2015	2014
Net debt
Total debt	$6,762.8	$6,773.9
Cash	184.8	197.8
Net debt	$6,578.0	$6,576.1

	Trailing Twelve
	Months Ended September 30
(millions)	2015	2014
EBITDA
Net income including non-controlling interest	$1,137.6	$1,168.5
Provision for income taxes	378.1	474.4
Interest expense, net	243.3	262.2
Depreciation	563.4	550.3
Amortization	301.7	318.1
EBITDA	2,624.1	2,773.5
Special (gains) and charges impacting EBITDA	326.8	78.3
Adjusted EBITDA	$2,950.9	$2,851.8

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Position and Liquidity (continued)

Cash Flows

Operating Activities

Cash provided by operating activities totaled $1,395 million for the first nine months of 2015 compared to $1,145 million for the first nine months of 2014.

Year-over-year comparability was positively impacted by improved working capital metrics and increased income, adjusting for the impact of the Venezuelan currency devaluation. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

Cash used for investing activities was $549 million for the first nine months of 2015 compared to $565 million for the first nine months of 2014.

The fluctuation across the periods was impacted by capital expenditures as we continue to make investments in our business, including a $20 million payment made as a result of acquiring the beneficial interest in the trust owning the leased Naperville facility. See Note 5 for further information regarding this transaction. Capital expenditures in 2015 also include approximately $50 million for our new global headquarters location in St. Paul.

Cash paid for acquisitions increased comparing the first nine months of 2015 against first nine months of 2014. See Note 3 for further information on our business acquisition activity. The fluctuation across the periods was also impacted by settlement of a net investment hedge and receipt of Champion related escrow funds, both during 2015.

Financing Activities

Cash used for financing activities was $823 million for the first nine months of 2015 compared to cash used for financing activities of $714 million for the first nine months of 2014.

Our 2015 financing activities included the issuance of $300 million 1.55%, $300 million 2.25% and €575 million 2.63% fixed rate senior notes; repayment of $250 million 4.88% and $500 million 1.00% senior notes; and repayment of $125 million of term loan borrowings. Our 2014 financing activities included repayment of a total of $400 million term loan borrowings. During the first nine months of 2015, net issuances and repayments of commercial paper and notes payable led to a net decrease of $227 million, compared to a net increase of $310 million in 2014.

In February 2015, we announced a $1.0 billion share repurchase program, of which $390 million remains to be repurchased as of September 30, 2015. We expect the program to be completed by mid-2016. During the first nine months of 2015, we repurchased $728 million of shares, including $300 million of shares through the ASR program discussed further in Note 10. During the first nine months of 2014 we repurchased $341 million of shares.

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

As of September 30, 2015, we had $185 million of cash and cash equivalents on hand, of which $162 million was held outside of the U.S.

As of September 30, 2015 we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of September 30, 2015 or December 31, 2014.

The credit facility supports our $2.0 billion U.S. commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of September 30, 2015, we had $687 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.5%, and no amounts outstanding under our European commercial paper program. As of September 30, 2015, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

In January 2015, we issued a three-year 1.55% fixed rate note for a par amount of $300 million and a five-year 2.25% fixed rate note for a par amount of $300 million. In July 2015, we issued a ten-year 2.63% fixed rate euro note for a par amount of €575 million. In February 2015, we assumed $100 million of debt as a result of acquisition of the beneficial interest in the trust owning the leased Naperville facility. Also in February 2015, we repaid our $250 million senior notes, originally issued in 2008. In March 2015 we repaid $125 million of term loan borrowings. In August 2015, we repaid our $500 million of debt securities, originally issued in 2012.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of September 30, 2015, Standard & Poor’s and Moody’s rated our long-term credit at BBB+ (positive outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2014 disclosed total notes payable and long-term debt due within one year of $1.7 billion. As of September 30, 2015, the total notes payable and long-term debt due within one year decreased to $1.0 billion. The decrease reflected repayment of commercial paper borrowings and current maturities of long-term debt during the first nine months of 2015.

Our gross liability for uncertain tax positions was $81 million as of September 30, 2015 and $79 million as of December 31, 2014. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment

Oil Markets and Global Energy Investments

Approximately 30% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Energy Markets

Oil prices remained lower during the first nine months of 2015 against the comparable period of 2014, with continued supply pressures driving down the comparable rig count, negatively impacting exploration and production investments, particularly in North America. Additionally, we are experiencing pricing headwinds against the comparable periods of 2014. Demand for oil and overall energy consumption has remained consistent.

As demonstrated during the first nine months of 2015, lower oil prices slowed our Global Energy segment results, with an expectation of lower comparable sales within the segment throughout the remainder of 2015, assuming oil prices remain at their current levels. Our global footprint and broad business portfolio within the Global Energy segment, as well as our strong execution capabilities are expected to provide the required resilience to outperform in the current market. As such, we continue to remain confident in the long-term growth prospects of the segment.

As petroleum based materials are key inputs to many of our chemical products, lower oil prices will continue to provide benefits across our segments in the form of lower raw material costs. In addition, we have experienced steady Institutional results as consumers have more discretionary income due to lower energy prices.

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

Global Foreign Currency Markets

The U.S. dollar remained very strong against most global currencies during the first nine months of 2015, impacting our comparative results against 2014. We anticipate the trend to continue through the remainder of 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with foreign currency exposure and our investments in foreign operations.

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

Greece

While economic conditions in Greece have generally stabilized, future operations within the country remain uncertain. We will continue to monitor the economic and political developments within the country. Net sales within Greece are approximately 0.2% of our consolidated net sales. Assets held in Greece at August 31, 2015 represented approximately 0.1% of our consolidated assets.

Russia and Ukraine

The ongoing political turmoil, economic sanctions, as well as the depressed oil markets, have led to foreign currency pressure as well as higher localized interest rates within Russia and Ukraine. We have experienced no significant impact from these trends, and will continue to monitor the economic and political trends within the region. Net sales within Russia and Ukraine are approximately 1% of our consolidated net sales. Assets held in Russia and Ukraine at August 31, 2015 represented less than 1% of our consolidated assets.

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

In 2013, the Venezuelan government established a new foreign exchange mechanism known as SICAD 1. It operates similar to an auction system and allows entities to exchange a limited number of bolivares for U.S. dollars at a bid rate established via weekly auctions. As of August 31, 2015, the fiscal quarter end for our international operations, the SICAD 1 exchange rate closed at 12.8 bolivares to 1 U.S. dollar. We do not use the SICAD 1 rate or expect to use the SICAD 1 currency exchange mechanism.

In January 2014, the Venezuelan government announced the replacement of CADIVI with a new foreign currency administration, CENCOEX, which did not impact the fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar. In March 2014, the Venezuelan government established SICAD 2, which operated similar to SICAD 1. In February 2015, SICAD 2 was replaced by SIMADI, a free-floating rate, with an exchange rate at August 31, 2015 of 199.7 bolivares to 1 U.S. dollar.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Global Economic and Political Environment (continued)

We closely monitor the complex economic and political conditions with respect to our operations in Venezuela, which are aligned to five of our ten operating units.

As previously discussed within the MD&A, our third quarter 2015 Consolidated Balance Sheet reflects the remeasurement of our Venezuelan Food & Beverage and Institutional net assets and bolivar portion of our Venezuelan Energy net assets at the SIMADI exchange rate. Under current contract agreements, certain Energy transactions are completed in U.S. dollars, making that portion of our operations in Venezuela less dependent on the bolivar to U.S. dollar exchange rate. We previously reflected, as of the second quarter of 2015, our Venezuelan Water and Paper net assets at the SIMADI exchange rate. We believe that based on the underlying transactions, the application of the SIMADI rate better represents the economics of our bolivar operations noted above.

As a result, we recorded charges of $124.6 million ($124.6 million after tax), or $0.42 per diluted share and $154.8 million ($154.8 million after tax), or $0.51 per diluted share during the third quarter and first nine months of 2015, respectively, including the remeasurement of our monetary assets and impairment of certain other net assets. As a result of the ownership structure of the our Food & Beverage and Institutional operations in Venezuela, we reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

As of August 31, 2015, we had net assets of approximately $100 million within our Venezuelan operations. Included within this amount is approximately $30 million of property, plant and equipment and other intangible assets as well as approximately $65 million of goodwill. The remainder is largely made up of U.S. dollar accounts receivable and inventory, offset by approximately $80 million of intercompany payables to the U.S. While these intercompany balances offset in consolidation, were we to deconsolidate our Venezuelan operations in the future, our total exposure would increase by $80 million. The majority of the net assets are aligned to our Energy operating unit.

Operating results translated using the SIMADI rate rather than the official fixed currency exchange rate of 6.3 bolivares to 1 U.S. dollar could result in a reduction in future earnings. Further, Venezuela is heavily dependent on the oil industry to fund social programs and sovereign debt and the decline in oil prices may cause increased inconsistencies in payments for the portion of our Energy business conducted in U.S. dollars. If future cash flows of our Venezuelan operations were to significantly decline, as a result of operational changes, increased government restrictions, or other economic events, additional impairment evaluation will be performed, including consideration of possible future deconsolidation.

As discussed in Note 6, goodwill is aligned to our ten reporting units, and is tested for impairment on an annual basis during the second quarter. Based on the quantitative impairment testing performed at the global reporting unit level during the second quarter, no adjustment to the carrying value of goodwill was necessary. Updating the impairment assessment during the third quarter of 2015 was not deemed necessary.

During the first nine months of 2015, net sales within Venezuela represented approximately 2% of our consolidated net sales. Assets held in Venezuela at August 31, 2015 represented approximately 1% of our consolidated assets.

New Accounting Pronouncements

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Subsequent Events

On November 2, 2015, we completed the acquisition of the U.S. operations of Swisher, originally announced in August 2015. Swisher provides hygiene and sanitizing solutions for the foodservice, hospitality, retail and healthcare markets. Sales in 2014 for the operations included in the agreement were approximately $176 million. Swisher will become part of our Global Institutional reportable segment in the fourth quarter of 2015.

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

ECOLAB INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures (Continued)

EBITDA is defined as the sum of net income including non-controlling interest, provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as the sum of EBITDA and special (gains) and charges impacting operating income. EBITDA and adjusted EBITDA are used as inputs to our net debt to EBITDA and net debt to adjusted EBITDA ratios, which we view as important indicators of our creditworthiness.

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

These non-GAAP measures are not in accordance with, or an alternative to, GAAP and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend that investors view these measures in conjunction with the GAAP measures included in this MD&A and have provided reconciliations of reported GAAP amounts to the non-GAAP amounts on pages 48-56 and page 62.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our restructuring initiatives; contingent consideration obligations; payments and contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; borrowing capacity; potential additional Venezuelan devaluation and asset impairment charges; impact of oil price fluctuations including regarding sales, performance compared to market and future prospects; the impact of delay or shutdown of Kashagan operations; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; anticipated future debt issuances; and nonperformance of financial counterparties.

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

Item 4.  Controls and Procedures

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.                                                        Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q beginning on page 37, is incorporated herein by reference.

Item 1A.                                                Risk Factors

In our report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements located on page 70 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below includes updates to these risk factors.

Our results are impacted by general worldwide economic factors:  Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar, and the 2015 Greek crisis resulted in additional market disruption.  Other regions of the world, including emerging market areas, also expose us to foreign currency risk.  For example, we do business in Venezuela, which experienced currency devaluations in 2010 and again in 2013. As discussed at pages 66 and 67 in the Management’s Discussion and Analysis section of this Form 10-Q, we experienced currency devaluations for a portion of our Venezuelan net assets during each of the quarterly periods ended June 30, 2015 and September 30, 2015, and we will evaluate the remaining Venezuelan net assets for impairment in the future based on our underlying Venezuelan operations and other economic events. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

(c)                    Issuer Purchases of Equity Securities

Period	(a) Total number of shares purchased(1)	(b) Average price paid per share(2)	(c) Number of shares purchased as part of publicly announced plans or programs(3)	(d) Maximum number of shares that may yet be purchased under the plans or programs(3)
July 1-31, 2015	3,907	114.0202	0	22,968,599
August 1-31, 2015	7,379	116.1712	0	22,968,599
September 1-30, 2015	1,806	108.7000	0	22,968,599
Total	13,092	114.4987	0	22,968,599

(1)                   Represents 13,092 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 3.                                                         Defaults Upon Senior Securities

Not applicable.

Item 4.                                                         Mine Safety Disclosures

Not applicable.

Item 5.                                                         Other Information

Not applicable.

Item 6.                                                         Exhibits

(a) The following documents are filed as exhibits to this report:

(10.1)	Amendment No. 1 to Ecolab Executive Long-Term Disability Plan, effective August 21, 2015.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 2, 2015	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10.1)	Amendment No. 1 to Ecolab Executive Long-Term Disability Plan, effective August 21, 2015.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.