Form 10-Q
period 2016-03-31
ECOLAB INC.
filed 2016-05-05
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2016.

293,305,223 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2016	2015

Net sales	$ 3,097.4	$ 3,297.6
Operating expenses
Cost of sales (including special charges of $0.6 in 2015)	1,631.4	1,765.3
Selling, general and administrative expenses	1,088.2	1,136.8
Special (gains) and charges	6.3	7.8
Operating income	371.5	387.7
Interest expense, net	66.1	62.5
Income before income taxes	305.4	325.2
Provision for income taxes	73.4	89.8
Net income including noncontrolling interest	232.0	235.4
Net income attributable to noncontrolling interest	1.2	2.0
Net income attributable to Ecolab	$ 230.8	$ 233.4

Earnings attributable to Ecolab per common share
Basic	$ 0.78	$ 0.78
Diluted	$ 0.77	$ 0.77

Dividends declared per common share	$ 0.350	$ 0.330

Weighted-average common shares outstanding
Basic	294.4	298.2
Diluted	298.3	303.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	First Quarter Ended
(millions)	March 31
	2016	2015

Net income including noncontrolling interest	$ 232.0	$ 235.4

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(96.3)	(309.4)
Gain (loss) on net investment hedges	(15.0)	57.0
	(111.3)	(252.4)

Derivatives and hedging instruments	(10.5)	7.8

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in net periodic pension and postretirement costs	5.6	8.0
	5.6	8.0

Subtotal	(116.2)	(236.6)

Total comprehensive income (loss), including noncontrolling interest	115.8	(1.2)
Comprehensive income attributable to noncontrolling interest	4.6	1.0
Comprehensive income (loss) attributable to Ecolab	$ 111.2	$ (2.2)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

(millions, except per share amounts)	March 31	December 31
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$ 268.5	$ 92.8
Accounts receivable, net	2,248.8	2,390.2
Inventories	1,386.1	1,388.2
Deferred income taxes	-	250.0
Other current assets	291.5	326.3
Total current assets	4,194.9	4,447.5
Property, plant and equipment, net	3,227.0	3,228.3
Goodwill	6,474.9	6,490.8
Other intangible assets, net	4,031.1	4,109.2
Other assets	413.9	365.9
Total assets	$ 18,341.8	$ 18,641.7

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 1,756.6	$ 2,205.3
Accounts payable	986.1	1,049.6
Compensation and benefits	435.5	509.0
Income taxes	58.5	52.2
Other current liabilities	922.8	948.3
Total current liabilities	4,159.5	4,764.4
Long-term debt	5,082.8	4,260.2
Postretirement health care and pension benefits	1,112.4	1,117.1
Deferred income taxes	1,106.4	1,281.2
Other liabilities	228.6	238.4
Total liabilities	11,689.7	11,661.3

Equity (a)
Common stock	351.0	350.3
Additional paid-in capital	5,088.0	5,086.1
Retained earnings	6,288.3	6,160.3
Accumulated other comprehensive loss	(1,536.1)	(1,423.3)
Treasury stock	(3,609.8)	(3,263.5)
Total Ecolab shareholders’ equity	6,581.4	6,909.9
Noncontrolling interest	70.7	70.5
Total equity	6,652.1	6,980.4
Total liabilities and equity	$ 18,341.8	$ 18,641.7

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 293.3 million shares outstanding at March 31, 2016, 296.0 million shares outstanding at December 31, 2015. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
(millions)	March 31
	2016	2015
OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 232.0	$ 235.4
Adjustments to reconcile net income including noncontrolling interest to cash provided by operating activities:
Depreciation	139.6	142.1
Amortization	72.6	75.1
Deferred income taxes	41.1	3.2
Share-based compensation expense	29.1	25.3
Excess tax benefits from share-based payment arrangements	(6.7)	(19.7)
Pension and postretirement plan contributions	(24.0)	(21.0)
Pension and postretirement plan expense	14.2	29.3
Restructuring charges, net of cash paid	(13.7)	(9.5)
Other, net	7.5	4.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	113.3	(12.4)
Inventories	(1.2)	(83.6)
Other assets	(5.4)	(45.3)
Accounts payable	(58.2)	(170.0)
Other liabilities	(67.7)	(41.2)
Cash provided by operating activities	472.5	112.5

INVESTING ACTIVITIES
Capital expenditures	(140.1)	(166.8)
Capitalized software expenditures	(8.6)	(6.8)
Property and other assets sold	7.3	6.0
Acquisitions and investments in affiliates, net of cash acquired	(9.5)	(10.8)
Release from acquisition related escrow	-	9.4
Cash used for investing activities	(150.9)	(169.0)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	(329.6)	335.7
Long-term debt borrowings	794.1	595.5
Long-term debt repayments	(125.7)	(375.7)
Reacquired shares	(389.9)	(412.6)
Dividends paid	(108.0)	(99.8)
Exercise of employee stock options	9.3	23.0
Excess tax benefits from share-based payment arrangements	6.7	19.7
Acquisition related liabilities and contingent consideration	(2.3)	0.1
Cash provided by (used for) financing activities	(145.4)	85.9

Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.1)

Increase in cash and cash equivalents	175.7	28.3
Cash and cash equivalents, beginning of period	92.8	209.6
Cash and cash equivalents, end of period	$ 268.5	$ 237.9

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2016 and 2015 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the company") for the interim periods presented. Any adjustments consist of normal, recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2015 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

During the first quarter of 2016, the company early-adopted the accounting guidance issued in November 2015 that requires all deferred tax assets and liabilities to be classified as noncurrent on the Consolidated Balance Sheet, using the prospective application method. Prior periods have not been retrospectively adjusted for adoption of this guidance. Previous guidance required the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction.

With respect to the unaudited financial information of the company for the first quarter ended March 31, 2016 and 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 5, 2016 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2016	2015
Cost of sales
Restructuring charges	$ -	$ 0.6

Special (gains) and charges
Restructuring charges	3.0	2.1
Champion integration costs	-	5.2
Nalco integration costs	-	0.5
Other	3.3	-
Subtotal	6.3	7.8

Total special (gains) and charges	$ 6.3	$ 8.4

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

Restructuring charges have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of privately held Champion Technologies and its related company Corsicana Technologies (collectively “Champion”), the company commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business included a reduction of the combined business’s global workforce. Actions also included leveraging and simplifying its global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. The company recorded $2.9 million ($1.7 million after tax) and $1.0 million ($0.8 million after tax) during the first quarter of 2016 and 2015, respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2015 Activity
Recorded expense and accrual	$55.6	$13.2	$15.3	$84.1
Net cash payments	(44.3)	3.9	(2.1)	(42.5)
Non-cash charges	-	(17.1)	-	(17.1)
Effect of foreign currency translation	0.4	-	-	0.4
Restructuring liability, December 31, 2015	11.7	-	13.2	24.9

2016 Activity
Recorded expense and accrual	(0.4)	-	3.3	2.9
Net cash payments	(2.2)	-	(3.5)	(5.7)
Restructuring liability, March 31, 2016	$9.1	$-	$13.0	$22.1

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

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. Restructuring charge activity under this plan during the first quarter of 2016 was minimal. During the first quarter of 2015 the company’s restructuring charges within this plan were $1.7 million ($0.8 million after tax).

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2015 Activity
Recorded net expense and accrual	$349.7	$6.1	$48.4	$404.2
Net cash payments	(281.3)	16.3	(38.1)	(303.1)
Non-cash net charges	0.6	(22.4)	(4.7)	(26.5)
Effect of foreign currency translation	(9.4)	-	-	(9.4)
Restructuring liability, December 31, 2015	59.6	-	5.6	65.2

2016 Activity
Recorded accrual adjustment	(0.2)	-	0.3	0.1
Net cash payments	(10.5)	-	(0.6)	(11.1)
Effect of foreign currency translation	0.8	-	-	0.8
Restructuring liability, March 31, 2016	$49.7	$-	$5.3	$55.0

The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. The company anticipates the remaining cash expenditures will continue to be funded from operating activities.

Non-restructuring special (gains) and charges

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and the company did not incur any special charges related to such transactions during the first quarter of 2016. As a result of the Champion acquisition, the company incurred charges of $5.2 million ($3.2 million after tax) during the first quarter of 2015. As a result of the Nalco merger, the company incurred charges of $0.5 million ($0.5 million after tax) during the first quarter of 2015.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisitions during the first three months of 2016 and all of 2015 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions and immaterial purchase price adjustments during the first three months of 2016 and 2015 are shown in the following table.

	First Quarter Ended
	March 31
	2016	2015
(millions)
Net tangible assets acquired	$ 13.7	$ 1.1

Identifiable intangible assets
Customer relationships	2.5	0.6
Patents	-	2.5
Trademarks	-	0.1
Other technology	-	0.2
Total intangible assets	2.5	3.4

Goodwill	1.1	6.3
Total aggregate purchase price	17.3	10.8

Acquisition related liabilities and contingent consideration	(5.5)	(0.1)
Net cash paid for acquisitions, including acquisition related liabilities and contingent consideration	$ 11.8	$ 10.7

Amounts within the 2016 column of the previous table, including acquisition related liabilities, primarily relate to the purchase of certain assets of Keedak Limited, an oilfield chemical distributor in Nigeria. Amounts within the 2015 column of the previous table primarily relate to the acquisitions of Aseptix Health Sciences NV and Commercial Pest Control Pty Ltd.

The weighted average useful lives of identifiable intangible assets acquired during the first three months of 2016 and 2015, as shown in the previous table, were 5 and 11 years, respectively.

Dispositions

There were no business disposals during the first quarter of 2016 or 2015.

4. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2016	2015
Accounts receivable, net
Accounts receivable	$ 2,330.0	$ 2,465.5
Allowance for doubtful accounts	(81.2)	(75.3)
Total	$ 2,248.8	$ 2,390.2

Inventories
Finished goods	$ 957.4	$ 929.6
Raw materials and parts	423.8	440.9
Inventories at FIFO cost	1,381.2	1,370.5
FIFO cost to LIFO cost difference	4.9	17.7
Total	$ 1,386.1	$ 1,388.2

Other current assets
Prepaid assets	$ 115.2	$ 94.6
Taxes receivable	123.3	137.6
Derivative assets	20.5	58.7
Other current assets	32.5	35.4
Total	$ 291.5	$ 326.3

Property, plant and equipment, net
Land	$ 223.1	$ 223.7
Buildings and improvements	924.2	914.9
Leasehold improvements	81.8	81.1
Machinery and equipment	1,924.4	1,896.7
Merchandising and customer equipment	2,042.6	1,988.1
Capitalized software	486.4	479.9
Construction in progress	372.5	371.1
	6,055.0	5,955.5
Accumulated depreciation	(2,828.0)	(2,727.2)
Total	$ 3,227.0	$ 3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,224.0	$ 3,232.3
Trademarks	303.4	303.6
Patents	435.7	433.4
Other technology	213.2	213.5
	4,176.3	4,182.8
Accumulated amortization
Customer relationships	(998.5)	(945.1)
Trademarks	(110.0)	(104.7)
Patents	(136.1)	(129.0)
Other technology	(130.6)	(124.8)
	(1,375.2)	(1,303.6)
Net intangible assets subject to amortization	2,801.1	2,879.2
Total	$ 4,031.1	$ 4,109.2

Other assets
Deferred income taxes	$ 91.1	$ 58.3
Pension	29.6	28.0
Other	293.2	279.6
Total	$ 413.9	$ 365.9

	March 31	December 31
(millions)	2016	2015
Other current liabilities
Discounts and rebates	$ 272.0	$ 270.5
Dividends payable	102.9	103.6
Interest payable	74.0	24.2
Taxes payable, other than income	94.2	110.5
Derivative liabilities	18.4	31.5
Restructuring	62.6	73.9
Other	298.7	334.1
Total	$ 922.8	$ 948.3

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$ (1.5)	$ 9.0
Unrecognized pension and postretirement benefit expense, net of tax	(478.6)	(486.9)
Cumulative translation, net of tax	(1,056.0)	(945.4)
Total	$ (1,536.1)	$ (1,423.3)

5. DEBT AND INTEREST

The following table provides the components of the company’s short-term debt obligations as of March 31, 2016 and December 31, 2015.

	March 31	December 31
	2016	2015
(millions)
Short-term debt
Commercial paper	$ 284.5	$ 605.0
Notes payable	21.6	30.9
Long-term debt, current maturities	1,450.5	1,569.4
Total	$ 1,756.6	$ 2,205.3

As of March 31, 2016, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $200 million European commercial paper program. The company’s U.S. commercial paper program, as shown in the previous table, had $285 million and $605 million outstanding as of March 31, 2016 and December 31, 2015, respectively. The company had no commercial paper outstanding under its European program as of either March 31, 2016 or December 31, 2015.

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of March 31, 2016 and December 31, 2015.

	Maturity	March 31	December 31
(millions)	by Year	2016	2015
Long-term debt
Description / 2016 Principal Amount
Term loan ($0)	2016	$ -	$ 125.0
Series B private placement senior notes (€175 million)	2016	190.3	184.9
Five year 2011 senior notes ($1.25 billion)	2016	1,248.3	1,247.3
Five year 2012 senior notes ($500 million)	2017	500.8	497.9
Three year 2015 senior notes ($300 million)	2018	299.9	297.8
Series A private placement senior notes ($250 million)	2018	251.7	248.6
Three year 2016 senior notes ($400 million)	2019	400.3	-
Five year 2015 senior notes ($300 million)	2020	298.3	298.1
Ten year 2011 senior notes ($1.25 billion)	2021	1,244.0	1,243.7
Series B private placement senior notes ($250 million)	2023	249.1	249.1
Seven year 2016 senior notes ($400 million)	2023	396.8	-
Ten year 2015 senior notes (€575 million)	2025	619.6	601.8
Thirty year 2011 senior notes ($750 million)	2041	738.4	738.3
Capital lease obligations		5.3	5.6
Other		90.5	91.5
Total debt		6,533.3	5,829.6
Long-term debt, current maturities		(1,450.5)	(1,569.4)
Total long-term debt		$ 5,082.8	$ 4,260.2

Term Loans

In January 2016, the company repaid the remaining $125 million of its term loan borrowings.

Public Notes

In January 2016, the company issued $800 million of debt securities consisting of a $400 million aggregate principal three year fixed rate note with a coupon rate of 2.00% and a $400 million aggregate principal seven year fixed rate note with a coupon rate of 3.25% (“Public Notes”). The proceeds were used to repay a portion of the company’s outstanding commercial paper, repay the remaining term loan balance, and for general corporate purposes.

The Public Notes may be redeemed by the company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The Public Notes are senior unsecured and unsubordinated obligations of the company and rank equally with all other senior and unsubordinated indebtedness of the company.

Other Debt

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

Covenants

The company is in compliance with its debt covenants as of March 31, 2016.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2016 and 2015 were as follows:

	First Quarter Ended
	March 31
(millions)	2016	2015
Interest expense	$ 68.9	$ 65.2
Interest income	(2.8)	(2.7)
Interest expense, net	$ 66.1	$ 62.5

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The company’s reporting units are its operating segments.

The company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. As a result of the continued challenges in the global energy market, during the first quarter of 2016, the company updated its goodwill impairment assessment for the Global Energy segment, which indicated no impairment. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company's reportable segments during the three months ended March 31, 2016 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2015	$ 2,560.8	$ 662.7	$ 3,151.5	$ 115.8	$ 6,490.8
Current year business combinations (a)	-	-	0.6	-	0.6
Prior year business combinations (b)	0.6	-	(0.1)	-	0.5
Reclassifications (c)	3.5	(0.6)	(2.9)	-	-
Effect of foreign currency translation	(6.7)	(1.7)	(8.3)	(0.3)	(17.0)
March 31, 2016	$ 2,558.2	$ 660.4	$ 3,140.8	$ 115.5	$ 6,474.9

(a)	For 2016, none of the goodwill related to businesses acquired is expected to be tax deductible.
(b)	Represents purchase price allocation adjustments for 2015 acquisitions deemed preliminary as of December 31, 2015.
(c)	Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

Other Intangible Assets

The Nalco trade name is the company’s principle indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter.  Based on the ongoing performance of the company’s operating units, updating the impairment testing during the first quarter of 2016 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2016 and 2015 was $72.6 million and $73.1 million, respectively. Estimated expense for the remaining nine month period of 2016 related to other amortizable intangible assets is expected to be $220 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2016
March 31 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 1.2	$ 1.2	$ -	$ -
Foreign currency forward contracts	77.8	-	77.8	-
Interest rate swap contracts	8.7	-	8.7	-
Contingent consideration	0.3	-	-	0.3
Liabilities
Foreign currency forward contracts	32.3	-	32.3	-
Interest rate swap contracts	9.2	-	9.2	-
Contingent consideration	15.5	-	-	15.5

	2015
December 31 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 2.0	$ 2.0	$ -	$ -
Foreign currency forward contracts	111.2	-	111.2	-
Contingent consideration	0.3	-	-	0.3

Liabilities
Foreign currency forward contracts	35.9	-	35.9	-
Interest rate swap contracts	5.4	-	5.4	-
Contingent consideration	15.9	-	-	15.9

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the three months ended March 31, 2016 were as follows:

(millions)
Contingent consideration, December 31, 2015	$ 15.6
Amount recognized at transaction date	-
Losses (gains) recognized in earnings	-
Settlements	-
Foreign currency translation	(0.4)
Contingent consideration, March 31, 2016	$ 15.2

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	March 31		December 31
	2016		2015
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,533.3	$ 6,883.1	$ 5,829.6	$ 6,113.6

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

Derivative Positions Summary

Certain of the company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented below no cash collateral had been received or pledged related to the underlying derivatives.

The respective net amounts are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheet.

The following table summarizes the gross fair value and the net value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
(millions)	March 31	December 31	March 31	December 31
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$ 57.8	$ 70.2	$ 7.0	$ 3.2
Interest rate swap contracts	8.7	-	9.2	5.4

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	20.0	41.0	25.3	32.7
Gross value of derivatives	86.5	111.2	41.5	41.3

Gross amounts offset in the Consolidated Balance Sheet	(23.1)	(9.8)	(23.1)	(9.8)
Net value of derivatives	$ 63.4	$ 101.4	$ 18.4	$ 31.5

The following table summarizes the notional values of the company’s outstanding derivatives.

Notional Values
	March 31	December 31
(millions)	2016	2015

Foreign currency forward contracts	$ 4,000	$ 4,000
Interest rate swap agreements	$ 1,950	$ 1,675
Net investment hedge contracts (a)	€ 25	€ 25

(a)	The net investment hedge contracts exclude the company’s euro denominated debt.

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

During 2015, the company entered into a series of forward starting interest rate swap agreements to hedge against changes in interest rates that could impact future debt issuances. The agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated future debt issuances. Certain agreements were closed in January 2016, in conjunction with the debt issuance discussed in Note 6. During 2014, the company entered into a series of forward starting interest rate swap agreements in connection with both its U.S. public debt issuance completed in January 2015 and its euro public debt issuance completed in July 2015. During 2011, the company entered into and subsequently closed a series of forward starting interest rate swap agreements in connection with the issuance of its private placement debt. During 2006, the company entered into and subsequently closed two forward starting interest rate swap agreements related to the issuance of its senior euro notes.

The 2015, 2014, 2011 and 2006 forward starting interest rate swap agreements were designated and effective as cash flow hedges of the expected interest payments related to the debt issuances. The amounts recorded in AOCI for the respective transactions are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

The impact on AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
		2016	2015
(millions)
Unrealized gain (loss) recognized into AOCI (effective portion)
Foreign currency forward contracts	AOCI (equity)	$ (3.7)	$ 25.3
Interest rate swap contracts	AOCI (equity)	(8.3)	(14.4)
	Total	(12.0)	10.9
Gain (loss) recognized in income (effective portion)
Foreign currency forward contracts	Cost of sales	12.7	4.8
	SG&A	(10.6)	0.5
	Interest expense, net	1.5	-
	Total	3.6	5.3

Interest rate swap contracts	Interest expense, net	(1.6)	(1.2)
	Total	$ 2.0	$ 4.1

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first three months of 2016 and 2015.

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

In January 2016, the company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed rate to a floating rate. The interest rate swap was designated as a fair value hedge.

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

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		First Quarter Ended
		March 31
		2016	2015
(millions)
Gain on derivative recognized income
Interest rate swap	Interest expense, net	$ 10.7	$ 1.0

Loss on hedged item recognized income
Interest rate swap	Interest expense, net	$ (10.7)	$ (1.0)

Net Investment Hedges

The company designates its outstanding €175 million and €575 million (total of $816 million as of March 31, 2016) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries.

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

Total revaluation gains and losses related to the euronotes and forward contract recorded as part of shareholders’ equity were as follows:

	First Quarter Ended
	March 31
(millions)	2016	2015
Revaluation gains (losses), net of tax	$ (15.0)	$ 57.0

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)		2016	2015
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ (32.6)	$ 4.8
	Interest expense, net	(0.5)	(4.9)
	Total	$ (33.1)	$ (0.1)

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

	First Quarter Ended
	March 31
(millions)	2016	2015
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (12.0)	$ 10.9
(Gains) losses reclassified from AOCI into income
Cost of sales	(12.7)	(4.8)
SG&A	10.6	(0.5)
Interest expense, net	0.1	1.2
	(2.0)	(4.1)
Translation and other insignificant activity	0.8	(0.4)
Tax impact	2.7	1.4
Net of tax	$ (10.5)	$ 7.8

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	10.9	14.5
Prior service costs	(2.0)	(1.7)
	8.9	12.8
Tax impact	(3.3)	(4.8)
Net of tax	$ 5.6	$ 8.0

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2016	2015
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$ (1.8)	$ (3.2)

Pension and postretirement benefits net actuarial losses and prior services costs reclassified from AOCI into income, net of tax	$ 5.6	$ 8.0

10. SHAREHOLDERS’ EQUITY

Share Repurchases

In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. This authorization was completed during the first quarter of 2016. In February 2015, the company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5–1.  As of March 31, 2016, 19,752,942 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

In February 2015, under the existing repurchase authorization discussed above, the company announced a $1.0 billion share repurchase program, of which $8 million remains to be repurchased as of March 31, 2016. This program will be completed during the second quarter of 2016.

In February 2015, the company entered into an accelerated stock repurchase (“ASR”) agreement with a financial institution to repurchase $300 million of its common stock and received 2,066,293 shares of its common stock, which was approximately 80% of the total number of shares the company expected to be repurchased under the ASR, based on the price of the company’s common stock at that time. In connection with the finalization of the ASR agreement in April 2015, the company received an additional 555,511 shares of common stock.

The final per share purchase price and the total number of shares to be repurchased under the February 2015 ASR agreement generally was based on the volume-weighted average price of the company’s common stock during the term of the agreement. Upon final settlement of the February 2015 ASR agreement, under certain circumstances, the financial institution was obligated to deliver additional shares to the company or the company was obligated to deliver additional shares of common stock or make a cash payment, at the company’s election, to the financial institution.

In February 2016, the company entered into an additional ASR agreement to repurchase $300 million of its common stock and received 2,459,490 shares of its common stock, which was approximately 85% of the total number of shares the company expected to be repurchased under the ASR, based on the price of the company’s common stock at that time.

The final per share purchase price and the total number of shares to be repurchased under the February 2016 ASR agreement generally will be based on the volume-weighted average price of the company’s common stock during the term of the agreement. Upon final settlement of the February 2016 ASR agreement, under certain circumstances, the financial institution will be obligated to deliver additional shares to the company or the company will be obligated to deliver additional shares of common stock or make a cash payment, at the company’s election, to the financial institution.

All shares acquired under the ASR agreements were recorded as treasury stock.

The ASRs were not dilutive to the company’s earnings per share calculations as of either March 31, 2016 or 2015. Additionally, neither of the ASR agreements triggered the two-class earnings per share methodology. The unsettled portion of ASRs met the criteria to be accounted for as a forward contract indexed to the company’s stock and qualified as an equity transaction as of both March 31, 2015 and 2016.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the company’s common stock outstanding used to calculate earnings per share, the impact of which was not material.

During the first three months of 2016, the company reacquired 3,297,674 shares of its common stock, of which 3,145,617 related to share repurchases through open market or private purchases, including the February 2016 ASR discussed above, and 152,057 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2015, the company reacquired 6,267,699 shares of its common stock through open market and private purchases, including the February 2015 ASR discussed above, and 398,704 of shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted earnings attributable to Ecolab per common share amounts were as follows:

	First Quarter Ended
	March 31
	2016	2015
(millions, except per share amounts)
Net income attributable to Ecolab	$ 230.8	$ 233.4

Weighted-average common shares outstanding
Basic	294.4	298.2
Effect of dilutive stock options, units and awards	3.9	5.0
Diluted	298.3	303.2

Earnings attributable to Ecolab per common share
Basic	$ 0.78	$ 0.78
Diluted	$ 0.77	$ 0.77

Anti-dilutive securities excluded from the computation of earnings per share	3.6	1.9

12. INCOME TAXES

The company’s tax rate was 24.0% and 27.6% for the first quarter of 2016 and 2015, respectively. The changes in the company’s tax rate for the first quarter 2016 compared to first quarter of 2015 were primarily driven by the tax rate impact of discrete tax items and the permanent enactment of the R&D credit.

The company recognized discrete tax net benefits of $4.8 million during the first quarter of 2016 and discrete tax net expense of $2.6 million during the first quarter of 2015.

First quarter 2016 net benefits related to discrete tax items were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

First quarter 2015 net expense related to discrete tax items were driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Service cost	$ 16.8	$ 19.1	$ 6.9	$ 8.5	$ 0.8	$ 0.9
Interest cost on benefit obligation	20.4	22.8	8.0	10.3	2.0	2.4
Expected return on plan assets	(35.9)	(33.2)	(13.5)	(14.1)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	7.7	12.1	3.6	4.0	(0.4)	(1.6)
Amortization of prior service cost (benefit)	(1.7)	(1.7)	(0.2)	-	(0.1)	-
Total expense	$ 7.3	$ 19.1	$ 4.8	$ 8.7	$ 2.1	$ 1.5

As of March 31, 2016, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first three months of 2016, the company made payments of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates that it will make payments of approximately an additional $10 million to such plans during the remainder of 2016. Subsequent to the end of the first quarter of 2016, the company made a $150 million voluntary contribution to its non-contributory qualified U.S. pension plan.

The company contributed $16 million to its international pension benefit plans during the first three months of 2016. The company estimates that it will contribute approximately an additional $26 million to the international pension benefit plans during the remainder of 2016.

During the first three months of 2016, the company made payments of $4 million to its U.S. postretirement health care benefit plans and estimates that it will make payments of approximately an additional $13 million to such plans during the remainder of 2016.

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

Comparability of Reportable Segments

The company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollar at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2016.

Effective as of the end of the fourth quarter of 2015, the company deconsolidated its Venezuelan subsidiaries. Prior to deconsolidation, across the second through fourth quarters of 2015, the Venezuelan bolivar operations within the company’s Water, Paper, Food & Beverage, Institutional and Energy operating units were converted from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the Marginal Currency System (“SIMADI”) rate of approximately 200 bolivares to 1 U.S. dollar. To present the company’s historical Venezuelan bolivar operations at a consistent conversion rate, the company recasted all of its Venezuelan bolivar results for the 2015 reporting year at the SIMADI conversion rate of approximately 200 bolivares to 1 U.S. dollar. Amounts reported in the “Venezuela Bolivar Impact” column shown in the following table represent the impact of Venezuelan bolivar rate conversion.

Additionally, effective in the first quarter of 2016, the company made immaterial changes to its reportable segments, including the movement of certain customers between reportable segments. These changes are presented in the “Other” column of the following table.

The impact of the preceding changes on previously reported full year 2015 reportable segment net sales and operating income is summarized as follows:

	December 31, 2015
		Fixed	Venezuela
	Values at	Currency	Bolivar		Values at
(millions)	2015 Rates	Rate Change	Impact	Other	2016 Rates
Net Sales
Global Industrial	$ 4,857.8	$ (332.8)	$ (48.4)	$ 8.9	$ 4,485.5
Global Institutional	4,393.2	(170.5)	(3.6)	(8.2)	4,210.9
Global Energy	3,825.7	(253.6)	(100.6)	(0.7)	3,470.8
Other	773.4	(26.3)	-	-	747.1
Subtotal at fixed currency rates	13,850.1	(783.2)	(152.6)	-	12,914.3
Effect of foreign currency translation	(305.0)	783.2	152.6	-	630.8
Consolidated	$ 13,545.1	$ -	$ -	$ -	$ 13,545.1

Operating Income
Global Industrial	$ 692.7	$ (48.7)	$ (19.6)	$ 2.0	$ 626.4
Global Institutional	900.7	(22.8)	(0.3)	(1.0)	876.6
Global Energy	550.7	(44.2)	(40.9)	(0.1)	465.5
Other	132.0	(3.6)	-	(0.9)	127.5
Corporate	(670.8)	7.0	-	-	(663.8)
Subtotal at fixed currency rates	1,605.3	(112.3)	(60.8)	-	1,432.2
Effect of foreign currency translation	(44.0)	112.3	60.8	-	129.1
Consolidated	$ 1,561.3	$ -	$ -	$ -	$ 1,561.3

Reportable Segment Information

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	First Quarter Ended
	March 31
(millions)	2016	2015
Net Sales
Global Industrial	$ 1,079.1	$ 1,037.7
Global Institutional	1,048.7	975.2
Global Energy	760.0	890.8
Other	187.6	172.0
Subtotal at fixed currency rates	3,075.4	3,075.7
Effect of foreign currency translation	22.0	221.9
Consolidated	$ 3,097.4	$ 3,297.6

Operating Income
Global Industrial	$ 128.7	102.6
Global Institutional	196.1	166.3
Global Energy	60.4	104.2
Other	30.1	23.1
Corporate	(48.0)	(50.6)
Subtotal at fixed currency rates	367.3	345.6
Effect of foreign currency translation	4.2	42.1
Consolidated	$ 371.5	$ 387.7

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

15. COMMITMENTS AND CONTINGENCIES

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The company also has contractual obligations related to lease commitments.

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

Environmental Matters

The company is currently participating in environmental assessments and remediation at approximately 40 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the company’s accruals for environmental liabilities.

Matters Related to Wage Hour Claims

The company is a defendant in five pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these five suits, three have been certified for class action status.

Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. The Court in Ross recently granted plaintiffs’ motion for partial summary judgment, finding that Institutional Route Sales Managers are not exempt from overtime pay under California wage and hour laws. The company appealed this judgment. The court has not determined damages; however the company has established an accrual, which is not material to its results of operations or financial position. This matter has been tentatively settled, subject to court approval.

In Cancilla v. Ecolab, U.S. District Court - Northern District of California, case no. CV 12-03001, the Court conditionally certified a nationwide class of Pest Elimination Service Specialists for alleged FLSA violations. The suit also seeks a purported California sub-class for alleged California wage hour law violations and certifications of classes for state law violations in Washington, Colorado, Maryland, Illinois, Missouri, Wisconsin and North Carolina. The Cancilla lawsuit has been settled. The settlement amount, which was not material to the company’s operations or financial position, was paid in the first quarter of 2016.

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

In a fifth pending suit, Martino v. Ecolab, United States District Court for the Northern District of California, case no. 5:14-cv-04358-PSG, an action under California state law, the Court has certified a class of California Institutional Territory Managers alleging violation of state wage and hour laws.

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

16. NEW ACCOUNTING PRONOUNCEMENTS

	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 2016

The amendment revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

			January 1, 2017	The company is currently evaluating the impact of adoption.

ASU 2016-09 -Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	March 2016	The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.	January 1, 2017	The company is currently evaluating the impact of adoption.

ASU 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory	July 2015	The amendment requires entities to measure inventory under the FIFO or average cost methods at the lower of cost or net realizable value.	January 1, 2017	The company is currently evaluating the impact of adoption.

ASU 2014-09 - Revenue from Contracts with Customers (Topic 606), ASU 2015-14 - Deferral of the Effective Date, ASU 2016-08 - Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net), and ASU 2016-10 - Identifying Performance Obligations and Licensing

August 2015

Recognition standard contains principles for entities to apply to determine the measurement of revenue and timing of when the revenue is recognized. The underlying principle of the updated guidance will have entities recognize revenue to depict the transfer of goods or services to customers at an amount that is expected to be received in exchange for those goods or services.

			January 1, 2018	The company is currently evaluating the impact of adoption.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessors for those leases classified as operating leases under previous guidance.	January 1, 2019	The company is currently evaluating the impact of adoption.
Standards that were adopted:

ASU 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis	February 2015	Certain factors that previously required reporting entities to consolidate a given legal entity have been eliminated, requiring fewer legal entities to be consolidated under the new guidance.	January 1, 2016	The adoption of the guidance did not have a material impact on the company's financial statements.

ASU 2015-05 — Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement	April 2015

An entity that is the customer in a cloud computing arrangement that includes a software license should account for the software license element of the arrangement consistent with the acquisition of other software licenses.

			January 1, 2016	The adoption of the guidance did not have a material impact on the company's financial statements.

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

			January 1, 2016	Presentation impact related to year end 2016 pension plan asset disclosures.

ASU 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments	September 2015

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

			January 1, 2016	The adoption of the guidance did not have a material impact on the company's financial statements.

ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes	November 2015	The amendment requires that all deferred tax assets and liabilities be classified as non-current in the consolidated balance sheet.	January 1, 2016	As discussed in Note 1, the company early-adopted the updated guidance in the first quarter of 2016, resulting in presentation related changes to its deferred tax assets and liabilities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2016, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2016 and 2015 and the consolidated statement of cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 5, 2016

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

The discussion should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Fixed Currency Foreign Exchange Rates

Management evaluates the sales and operating income performance of our non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency exchange rates are generally based on existing market rates at the time they are established. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at the SIMADI rate of approximately 200 bolivares to 1 U.S. dollar. Public currency rate data provided within the “Segment Performance” section of this MD&A reflect amounts translated at actual public average rates of exchange prevailing during the corresponding period, and is provided for informational purposes only.

Venezuela Activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. Prior to deconsolidation, across the second through fourth quarters of 2015, the Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and Energy operating units were converted from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate of approximately 200 bolivares to 1 U.S. dollar. As noted above, within our fixed currency sales and operating results, to present our historical Venezuelan bolivar operations at a consistent conversion rate, we have reflected all Venezuelan bolivar results for the 2015 reporting year at the SIMADI conversion rate of approximately 200 bolivares to 1 U.S. dollar.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan result of operations from both the current period and comparable period of the prior year.

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2016

Sales Performance

•	First quarter 2016 sales decreased 6% to $3,097 million, fixed currency sales were flat, and acquisition adjusted fixed currency sales decreased 2%.
•

Fixed currency sales for our Global Industrial segment increased 4% to $1,079 million when comparing first quarter 2016 against first quarter 2015. Acquisition adjusted fixed currency sales increased 2%, led by growth in Food & Beverage.

•

First quarter 2016 Global Institutional segment sales, when measured in fixed rates of currency exchange, increased 8% to $1,049 million. Acquisition adjusted fixed currency sales increased 4%, led by good Institutional and Specialty sales growth.

•

Fixed currency sales for our Global Energy segment decreased 15% to $760 million when comparing first quarter 2016 against first quarter 2015, as growth in the downstream business was more than offset by a decline in our upstream businesses.

•	First quarter 2016 Other segment sales, when measured in fixed rates of currency exchange, increased 9% to $188 million.

Financial Performance

•

First quarter 2016 operating income decreased 4% to $372 million. Excluding the impact of special (gains) and charges from both 2016 and 2015 reported results, first quarter 2016 adjusted operating income decreased 5% and adjusted fixed currency operating income increased 6%. The net impact of acquisitions and divestitures added approximately 1 percentage point to our first quarter of 2016 adjusted fixed currency operating income growth rate.

•

First quarter 2016 net income attributable to Ecolab decreased 1% to $231 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, adjusted net income attributable to Ecolab decreased 5%.

•

First quarter 2016 diluted earnings per share attributable to Ecolab of $0.77 was flat compared to first quarter 2015. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, adjusted diluted earnings per share attributable to Ecolab decreased 4%. Currency translation had an unfavorable impact of approximately $0.11 on diluted earnings per share for the first quarter of 2016 compared to the same period of 2015.

•

Our reported tax rate was 24.0% for the first quarter of 2016 compared to 27.6% for the first quarter of 2015. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2016 and 2015 results, our adjusted tax rate was 25.7% and 27.1% for the first quarter of 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended		Percent
	March 31		Change
(millions)	2016	2015
Reported GAAP net sales	$ 3,097.4	$ 3,297.6	(6)%
Effect of foreign currency translation	(22.0)	(221.9)
Non-GAAP fixed currency sales	$ 3,075.4	$ 3,075.7	0%

As shown in the table above, foreign currency exchange negatively impacted sales growth during the first quarter of 2016. The percentage components of the period-over-period 2016 sales change are shown below:

First Quarter Ended
March 31
(percent)	2016
Volume	(2)%
Price changes	0
Acquisition adjusted fixed currency sales change	(2)
Acquisitions and divestitures	2
Fixed currency sales change	0
Foreign currency translation	(6)
Reported GAAP net sales change	(6)%

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2016		2015
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 1,631.4	47.3%	$1,765.3	46.5%
Special (gains) and charges	-	-	0.6	0.0
Non-GAAP adjusted COS and gross margin	$ 1,631.4	47.3%	$1,764.7	46.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 47.3% and 46.5% for the first quarter of 2016 and 2015, respectively.

Our reported COS included special (gains) and charges of $0.6 million during the first quarter of 2015. Special (gains) and charges included within COS are shown within the table on page 30, and the corresponding impact to our gross margin is shown in the previous table. As shown, the impact of special (gains) and charges on our gross margin during the first quarter of 2015 was minimal.

Our adjusted gross margin increase when comparing the first quarter of 2016 against the first quarter of 2015 was driven primarily by lower delivered product costs, cost efficiencies and the impact of the decline in Global Energy, which on average has a lower gross margin.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 35.1% for the first quarter of 2016 compared to 34.5% in 2015. The increased SG&A ratio to sales across the periods was driven primarily by the impact of the decline in Global Energy, which on average has a lower SG&A ratio.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2016	2015
Cost of sales
Restructuring charges	$ -	$ 0.6

Special (gains) and charges
Restructuring charges	3.0	2.1
Champion integration costs	-	5.2
Nalco integration costs	-	0.5
Other	3.3	-
Subtotal	6.3	7.8

Total special (gains) and charges	$ 6.3	$ 8.4

Restructuring charges

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of Champion we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business include a reduction of the combined business’s global workforce. Actions also include leveraging and simplifying our global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. We recorded $2.9 million ($1.7 million after tax) or $0.01 per diluted share and $1.0 million ($0.8 million after tax) or less than $0.01 per diluted share during the first quarter of 2016 and 2015, respectively.

Net cash payments under the Energy Restructuring Plan during the first three months of 2016 were $5.7 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first three months of 2016, the Energy Restructuring Plan has achieved approximately $10 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from the Energy Restructuring Plan, along with synergies achieved in connection with the acquisition, of $150 million by the end of 2016.

Combined Restructuring Plan

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of its European business, as well as undertake certain restructuring activities outside of Europe, historically referred to as the “2011 Restructuring Plan”. Additionally, in January 2012, following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of its global workforce and optimization of its supply chain and office facilities, including planned reductions of plant and distribution center locations, historically referred to as the “Merger Restructuring Plan”. During the first quarter of 2013, we determined that the objectives of the plans discussed above were aligned, and consequently, the previously separate restructuring plans were combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce, plant and distribution center locations.

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. Restructuring charge activity under this plan during the first quarter of 2016 was minimal. During the first quarter of 2015 our restructuring charges within this plan were $1.7 million ($0.8 million after tax) or less than $0.01 per diluted share.

Net cash payments under the Combined Plan during the first three months of 2016 were $11.1 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first three months of 2016, the Combined Plan has achieved approximately $10 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from the Energy Restructuring Plan of $420 million by the end of 2016.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and we did not incur any special charges related to such transactions during the first quarter of 2016. As a result of the Champion acquisition, we incurred charges of $5.2 million ($3.2 million after tax), or $0.01 per diluted share during the first quarter of 2015. As a result of the Nalco merger, we incurred charges of $0.5 million ($0.5 million after tax), or less than $0.01 per diluted share during the first quarter of 2015.

Operating Income and Operating Income Margin

	First Quarter Ended		Percent
	March 31		Change
(millions)	2016	2015	2016
Reported GAAP operating income	$371.5	$387.7	(4)%
Special (gains) and charges	6.3	8.4
Non-GAAP adjusted operating income	377.8	396.1	(5)
Effect of foreign currency translation	(4.2)	(42.1)
Non-GAAP adjusted fixed currency operating income	$373.6	$354.0	6%

	First Quarter Ended
	March 31
(percent)	2016	2015
Reported GAAP operating income margin	12.0%	11.8%
Non-GAAP adjusted operating income margin	12.2%	12.0%
Non-GAAP adjusted fixed currency operating income margin	12.1%	11.5%

Our operating income and corresponding operating income margin are shown in the previous tables. Our operating income margin is defined as operating income divided by sales.

Reported operating income decreased 4% in the first quarter of 2016, when compared against first quarter of 2015. Excluding the impact of special (gains) and charges from 2016 and 2015 reported results, our first quarter adjusted operating income decreased 5%. Foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 6% in the first quarter of 2016 against first quarter of 2015. The net impact of acquisitions and divestitures added approximately 1 percentage point to our first quarter of 2016 adjusted fixed currency operating income growth rate.

The first quarter of 2016 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin were driven primarily by sales volume increases, pricing gains and lower delivered product costs in our Global Industrial, Global Institutional and Other segments, which more than offset lower Global Energy sales volume and pricing.

Interest Expense, Net

Net interest expense was $66.1 million and $62.5 million in the first quarter of 2016 and 2015, respectively. The increase in net interest expense when comparing 2016 against 2015 was driven primarily by higher weighted-average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2016	2015
Reported GAAP tax rate	24.0%	27.6%
Tax rate impact of:
Special gains and charges	0.2	0.2
Discrete tax items	1.5	(0.7)
Non-GAAP adjusted tax rate	25.7%	27.1%

Our reported tax rate for 2016 and 2015 included the tax rate impact of special gains and charges and discrete tax items. Depending on the nature of our special gains and charges and discrete tax items, our reported tax rate may not be consistent on a period to period basis, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate.

Our first quarter 2016 reported tax expense included $1.9 million of net tax benefits on special gains and charges and net benefits of $4.8 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

First quarter 2016 discrete tax items net benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The decrease in the 2016 adjusted effective tax rate compared to 2015 was due primarily to the permanent enactment of the R&D tax credit during the fourth quarter of 2015 and the impact of global tax planning projects.

Net Income Attributable to Ecolab

	First Quarter Ended		Percent
	March 31		Change
(millions)	2016	2015	2016
Reported GAAP net income	$ 230.8	$ 233.4	(1)%
Adjustments:
Special (gains) and charges, after tax	4.4	5.3
Discrete tax net expense (benefit)	(4.8)	2.6
Non-GAAP adjusted net income	$ 230.4	$ 241.3	(5)%

Diluted Earnings Per Share Attributable to Ecolab (EPS)

	First Quarter Ended		Percent
	March 31		Change
(dollars)	2016	2015	2016
Reported GAAP diluted EPS	$ 0.77	$ 0.77	0%
Adjustments:
Special (gains) and charges	0.01	0.02
Discrete tax net expense (benefit)	(0.02)	0.01
Non-GAAP adjusted diluted EPS	$ 0.77	$ 0.80	(4)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.11 on diluted earnings per share for the first quarter of 2016, compared to the first quarter of 2015.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the first quarter of 2016 and 2015 for each of our reportable segments were as follows:

Net Sales	First Quarter Ended		Percent
	March 31		Change
(millions)	2016	2015	2016
Global Industrial	$ 1,079.1	$ 1,037.7	4%
Global Institutional	1,048.7	975.2	8
Global Energy	760.0	890.8	(15)
Other	187.6	172.0	9
Subtotal at fixed currency	3,075.4	3,075.7	0
Effect of foreign currency translation	22.0	221.9
Total reported net sales	$ 3,097.4	$ 3,297.6	(6)%

Operating Income	First Quarter Ended		Percent
	March 31		Change
(millions)	2016	2015	2016
Global Industrial	$ 128.7	$ 102.6	25%
Global Institutional	196.1	166.3	18
Global Energy	60.4	104.2	(42)
Other	30.1	23.1	30
Corporate	(48.0)	(50.6)
Subtotal at fixed currency	367.3	345.6	6
Effect of foreign currency translation	4.2	42.1
Total reported operating income	$ 371.5	$ 387.7	(4)%

Global Industrial

	First Quarter Ended
	March 31
	2016	2015
Net Sales
Fixed currency rates
Sales (millions)	$ 1,079.1	$ 1,037.7
Percentage change	4%
Acquisition adjusted percentage change	2%
Public currency rates
Sales (millions)	$ 1,088.8	$ 1,127.2
Percentage change	(3)%

Operating Income
Fixed currency rates
Operating income (millions)	$ 128.7	$ 102.6
Percentage change	25%
Acquisition adjusted percentage change	23%
Operating income margin	11.9%	9.9%
Public currency rates
Operating income (millions)	$ 130.5	$ 118.4
Percentage change	10%

Net Sales

Fixed currency sales for our Global Industrial segment increased 4% in the first quarter of 2016 (2% acquisition adjusted) impacted by both volume gains and pricing. At a regional level, the first quarter sales increase was impacted by good growth in Latin America and modest growth in Europe, North America and Asia Pacific.

At an operating unit level, Water fixed currency sales increased 5% (2% acquisition adjusted) in the first quarter of 2016. Growth was led by results in the light and heavy industries, partially offset by a double-digit decline in the mining industry. Food & Beverage fixed currency sales increased 4% in the first quarter of 2016, benefiting from share gains. Growth was led by the dairy, food and beverage markets. Paper fixed currency sales increased 1% in the first quarter of 2016, impacted by global share gains and the impact of new product innovation partially offset by slower market conditions in Greater China. Textile Care fixed currency sales increased 4% in the first quarter of 2016, benefiting from customer penetration in North America and Europe.

Operating Income

Fixed currency operating income for our Global Industrial segment increased 25% (23% acquisition adjusted) in the first quarter of 2016. The operating income margin at fixed currency increased 2.0 percentage points in the first quarter of 2016. The increase in fixed currency operating income and improved operating margin benefited from sales volume increases, pricing gains, cost savings actions and lower delivered product costs.

Global Institutional

	First Quarter Ended
	March 31
	2016	2015
Net Sales
Fixed currency rates
Sales (millions)	$ 1,048.7	$ 975.2
Percentage change	8%
Acquisition adjusted percentage change	4%
Public currency rates
Sales (millions)	$ 1,052.9	$ 1,013.1
Percentage change	4%

Operating Income
Fixed currency rates
Operating income (millions)	$ 196.1	$ 166.3
Percentage change	18%
Acquisition adjusted percentage change	19%
Operating income margin	18.7%	17.1%
Public currency rates
Operating income (millions)	$ 196.7	$ 170.0
Percentage change	16%

Net Sales

Fixed currency sales for our Global Institutional segment increased 8% (4% acquisition adjusted) in the first quarter of 2016, impacted by both volume and pricing gains. At a regional level, the first quarter sales increase was led by good growth in North America, Asia Pacific and Middle East / Africa (“MEA”).

At an operating unit level, Institutional fixed currency sales increased 10% (5% acquisition adjusted) in the first quarter of 2016. Our Institutional business continues to outperform the overall market, with results led by new accounts, appropriate pricing and continued demand for our innovative products. Specialty fixed currency sales increased 6% in the first quarter of 2016. Quick service sales growth was strong, impacted by new accounts and product penetration. Sales growth in the food retail business was modest in the quarter, impacted by comparisons against strong first quarter 2015 results. Healthcare fixed currency sales increased 1% in the first quarter of 2016. Growth in our environmental hygiene program was partially offset by a decline in OEM drapes sales.

Operating Income

Fixed currency operating income for our Global Institutional segment increased 18% (19% acquisition adjusted) for the first quarter of 2016. Our operating income margin at fixed currency increased 1.6 percentage points in the first quarter of 2016. The increase in fixed currency operating income and improved operating margin benefited from sales volume increases, pricing gains and lower delivered product costs, which more than offset investments in the business.

Global Energy

	First Quarter Ended
	March 31
	2016	2015
Net Sales
Fixed currency rates
Sales (millions)	$ 760.0	$ 890.8
Percentage change	(15)%
Acquisition adjusted percentage change	(15)%
Public currency rates
Sales (millions)	$ 767.3	$ 979.4
Percentage change	(22)%

Operating Income
Fixed currency rates
Operating income (millions)	$ 60.4	$ 104.2
Percentage change	(42)%
Acquisition adjusted percentage change	(46)%
Operating income margin	7.9%	11.7%
Public currency rates
Operating income (millions)	$ 62.3	$ 128.3
Percentage change	(51)%

Net Sales

Fixed currency sales for our Global Energy segment decreased 15% in the first quarter of 2016, negatively impacted by volume reductions and lower pricing. The decrease in fixed currency sales was impacted by a sharp decline in our well stimulation business and continued pressure on our production business, reflecting the continued weak market conditions. Our downstream business showed good sales growth in the quarter. Regionally, international growth was more than offset by soft North America results.

Operating Income

Fixed currency operating income for our Global Energy segment decreased 42% (46% acquisition adjusted) for the first quarter of 2016. Our operating income margin at fixed currency decreased 3.8 percentage points in the first quarter of 2016. The decrease in fixed currency operating income and operating margin reductions were driven by sales volume declines and lower pricing, which more than offset delivered product cost savings, synergies and cost reduction actions.

Other

	First Quarter Ended
	March 31
	2016	2015
Net Sales
Fixed currency rates
Sales (millions)	$ 187.6	$ 172.0
Percentage change	9%
Acquisition adjusted percentage change	9%
Public currency rates
Sales (millions)	$ 188.4	$ 177.9
Percentage change	6%

Operating Income
Fixed currency rates
Operating income (millions)	$ 30.1	$ 23.1
Percentage change	30%
Acquisition adjusted percentage change	30%
Operating income margin	16.0%	13.4%
Public currency rates
Operating income (millions)	$ 30.2	$ 23.1
Percentage change	31%

Net Sales

Fixed currency sales for our Other segment increased 9% in the first quarter of 2016, driven by both volume and pricing gains. All regions showed solid first quarter 2016 fixed currency sales growth.

At an operating unit level, Pest Elimination fixed currency sales increased 9% in the first quarter of 2016, impacted by gains in the foodservice, food and beverage markets. Equipment Care sales increased 10% in the first quarter of 2016, driven by increases in both service and parts sales, benefiting from new customer additions.

Operating Income

Fixed currency operating income for our Other segment increased 30% for the first quarter of 2016. Our operating income margin at fixed currency increased 2.6 percentage points in the first quarter of 2016. Fixed currency operating income results and the corresponding margin improvements were impacted by pricing gains and sales volume increases.

Corporate

Consistent with our internal management reporting, the Corporate segment includes intangible asset amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 30.

FINANCIAL POSITION AND LIQUIDITY

Financial Position

Total assets were $18.3 billion and $18.6 billion as of March 31, 2016 and December 31, 2015, respectively. The decrease in assets was driven primarily by the impact of additional netting as a result of adopting the accounting guidance related to the presentation of deferred tax assets and liabilities, as discussed in Note 1, the negative impact of foreign currency exchange on the value of our foreign assets translated into U.S. dollars as of March 31, 2016 and the impact of intangible asset amortization.

Total liabilities were $11.8 billion as of March 31, 2016 and $11.7 billion as of December 31, 2015. Total debt was $6.8 billion as of March 31, 2016 and $6.5 billion as of December 31, 2015.

Our net debt to EBITDA and net debt to adjusted EBITDA are shown in the following table. We view our net debt to EBITDA and net debt to adjusted EBITDA ratios as important indicators of our creditworthiness.

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

	First Quarter Ended
	March 31
	2016	2015
(ratio)
Net debt to EBITDA	2.7	2.4
Net debt to adjusted EBITDA	2.3	2.4

(millions)
Net Debt
Total debt	$ 6,839.4	$ 7,182.6
Cash	268.5	237.9
Net debt	$ 6,570.9	$ 6,944.7

EBITDA
Net income including non-controlling interest	$ 1,013.8	$ 1,263.1
Provision for income taxes	284.1	474.7
Interest expense, net	247.2	254.0
Depreciation	557.0	563.7
Amortization	297.5	308.7
EBITDA	2,399.6	2,864.2

Special (gains) and charges impacting EBITDA	493.3	55.9
Adjusted EBITDA	$ 2,892.9	$ 2,920.1

Cash Flows

Operating Activities

	First Quarter Ended
	March 31		Dollar Change
(millions)	2016	2015	2016
Cash provided by operating activities	$ 472.5	$ 112.5	$ 360.0

Year-over-year comparability was positively impacted primarily by improved working capital (accounts receivable, inventory and accounts payable) metrics. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	First Quarter Ended
	March 31		Dollar Change
(millions)	2016	2015	2016
Cash used for investing activities	$ (150.9)	$ (169.0)	$ 18.1

We continue to make investments in our business, including capital expenditures. The year-over-year capital expenditure comparability was impacted by the $20 million payment made in the first quarter of 2015 as a result of acquiring the beneficial interest in the trust owning the leased Naperville facility. See Note 5 for further information regarding this transaction.

Cash paid for acquisitions was consistent comparing the first three months of 2016 against the first three months of 2015. See Note 3 for further information on our business acquisition activity.

Financing Activities

	First Quarter Ended
	March 31		Dollar Change
(millions)	2016	2015	2016
Cash provided by (used for) financing activities	$ (145.4)	$ 85.9	$ (231.3)

Our first quarter 2016 financing activities included the issuance of $400 million 2.00% and $400 million 3.25% senior notes and repayment of the remaining $125 million of our term loan borrowings. Our first quarter 2015 financing activities included the issuance of $300 million 1.55% and $300 million 2.25% senior notes, repayment of $250 million 4.88% senior notes and repayment of $125 million of term loan borrowings. During the first quarter of 2016, net issuances and repayments of commercial paper and notes payable led to a net decrease of $330 million, compared to a net increase of $336 million during the first quarter of 2015.

In February 2015, we announced a $1.0 billion share repurchase program, of which $8 million remains to be repurchased as of March 31, 2016. The program will be completed during the second quarter of 2016. During the first quarter of 2016, we repurchased $390 million shares, including $300 million shares through an ASR program initiated in February 2016. During the first quarter of 2015, we repurchased $413 million shares, including $300 million shares through an ASR program initiated in February 2015. See Note 10 for further discussion on our ASRs.

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

As of March 31, 2016, we had $268.5 million of cash and cash equivalents on hand, of which $256.8 million was held outside of the U.S.

As of March 31, 2016 we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of March 31, 2016 or December 31, 2015.

The credit facility supports our $2.0 billion U.S. commercial paper program and $200 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of March 31, 2016, we had $285 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.7%, and no amounts outstanding under our European commercial paper program. As of March 31, 2016, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

On March 28, 2016, Standard & Poor’s raised our long-term credit rating to A- (stable outlook) from BBB+ (positive outlook). As of March 31, 2016, Moody’s rated our long-term credit at Baa1 (stable outlook).

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2015 disclosed total notes payable and long-term debt due within one year of $2.2 billion. As of March 31, 2016, the total notes payable and long-term debt due within one year decreased to $1.8 billion. The decrease reflected repayment of commercial paper borrowings and current maturities of long-term debt during the first three months of 2016.

Our gross liability for uncertain tax positions was $71 million as of March 31, 2016 and $75 million as of December 31, 2015. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 25% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil markets remained depressed during the first three months of 2016, resulting from continued excess supply pressures, which have negatively impacted exploration and production investments, particularly in North America. Additionally, we experienced pricing headwinds in 2016 when compared to 2015. Demand for oil and overall energy consumption has remained consistent.

Lower oil prices continue to negatively impact our 2016 Global Energy segment results. Our global footprint and broad business portfolio within the Global Energy segment, as well as our strong execution capabilities are expected to provide the required resilience to outperform in the current market. As such, we continue to remain confident in the long-term growth prospects of the segment.

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

Global Foreign Currency Markets

The U.S. dollar remained strong against most global currencies during the first quarter of 2016, when compared against year ago levels, impacting our comparative results against 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with certain foreign currency exposures and our investments in foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In April 2016, we made a $150 million voluntary contribution to our U.S. non-contributory qualified pension plan.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency sales, acquisition adjusted fixed currency sales, fixed currency operating income and adjusted fixed currency operating income measures eliminate the impact of exchange rate fluctuations on our sales, acquisition adjusted sales, operating income, adjusted operating income and acquisition adjusted operating income, respectively, and promote a better understanding of our underlying sales and operating income trends. Fixed currency amounts are based on translation into U.S. dollars at fixed foreign currency exchange rates established by management at the beginning of 2016. Fixed currency exchange rates are generally based on existing market rates at the time they are established. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at the SIMADI rate of approximately 200 bolivares to 1 U.S. dollar.

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan result of operations from both the current period and comparable period of the prior year.

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

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2015, and include the vitality of the markets we serve including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to attract and retain high caliber management talent to lead our business; our ability to execute key business initiatives; potential information technology infrastructure failures or breaches in data security; exposure to global economic, political and legal risks related to our international operations including with respect to our operations in Russia; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; our ability to develop competitive advantages through innovation; difficulty in procuring raw materials or fluctuations in raw material costs; our substantial indebtedness; our ability to acquire complementary businesses and to effectively integrate such businesses; restraints on pricing flexibility due to contractual obligations; pressure on operations from consolidation of customers, vendors or competitors; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential loss of deferred tax assets; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We primarily use foreign currency forward contracts, foreign currency debt and interest rate swaps to manage risks generally associated with interest rate and foreign exchange rate volatility and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4.  Controls and Procedures

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q.  See the section entitled Forward-Looking Statements of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
January 1-31, 2016	—	—	—	22,898,559
February 1-29, 2016	2,610,904	104.2848	2,459,490	20,439,069
March 1-31, 2016	686,770	108.6502	686,127	19,752,942
Total	3,297,674	105.1939	3,145,617	19,752,942

(1)

Represents 152,057 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)

As announced on August 23, 2011, the Finance Committee of our Board of Directors, via delegation by our Board of Directors, authorized the repurchase of up to 10,000,000 shares of Common Stock contingent upon completion of the merger with Nalco.  This authorization was completed during the first quarter of 2016. As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to an additional 20,000,000 shares. We also announced on February 24, 2015 a $1.0 billion share repurchase program under the existing share repurchase authorizations, which will be completed during the second quarter of 2016.  Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

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

ECOLAB INC.

Date: May 5, 2016	By:	/s/ Bryan L. Hughes
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