Form 10-Q
period 2016-06-30
ECOLAB INC.
filed 2016-08-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2016.

291,595,269 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2016	2015	2016	2015

Net sales	$ 3,317.2	$ 3,389.1	$ 6,414.6	$ 6,686.7
Operating expenses
Cost of sales (including special charges (a))	1,785.2	1,806.5	3,416.6	3,571.8
Selling, general and administrative expenses	1,093.3	1,079.2	2,181.5	2,216.0
Special (gains) and charges	26.2	65.6	32.5	73.4
Operating income	412.5	437.8	784.0	825.5
Interest expense, net	65.3	61.2	131.4	123.7
Income before income taxes	347.2	376.6	652.6	701.8
Provision for income taxes	83.6	67.8	157.0	157.6
Net income including noncontrolling interest	263.6	308.8	495.6	544.2
Net income attributable to noncontrolling interest	5.2	6.8	6.4	8.8
Net income attributable to Ecolab	$ 258.4	$ 302.0	$ 489.2	$ 535.4

Earnings attributable to Ecolab per common share
Basic	$ 0.88	$ 1.02	$ 1.67	$ 1.80
Diluted	$ 0.87	$ 1.00	$ 1.64	$ 1.77

Dividends declared per common share	$ 0.350	$ 0.330	$ 0.700	$ 0.660

Weighted-average common shares outstanding
Basic	292.4	296.2	293.4	297.2
Diluted	296.5	301.1	297.5	302.2

(a)	Cost of sales includes special charges of $61.9 and $11.0 in the second quarter of 2016 and 2015, respectively, and $61.9 and $11.6 in the first six months of 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Second Quarter Ended		Six Months Ended
(millions)	June 30		June 30
	2016	2015	2016	2015

Net income including noncontrolling interest	$ 263.6	$ 308.8	$ 495.6	$ 544.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	77.8	(35.4)	(18.5)	(344.8)
Gain (loss) on net investment hedges	(12.9)	21.8	(27.9)	78.8
	64.9	(13.6)	(46.4)	(266.0)

Derivatives and hedging instruments	(20.2)	(2.9)	(30.7)	4.9

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	5.5	8.1	11.1	16.1

Subtotal	50.2	(8.4)	(66.0)	(245.0)

Total comprehensive income, including noncontrolling interest	313.8	300.4	429.6	299.2
Comprehensive income attributable to noncontrolling interest	5.2	6.0	9.8	7.0
Comprehensive income attributable to Ecolab	$ 308.6	$ 294.4	$ 419.8	$ 292.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

(millions, except shares and per share amounts)	June 30	December 31
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$ 167.4	$ 92.8
Accounts receivable, net	2,318.0	2,390.2
Inventories	1,331.7	1,388.2
Deferred income taxes	-	250.0
Other current assets	278.3	326.3
Total current assets	4,095.4	4,447.5
Property, plant and equipment, net	3,257.3	3,228.3
Goodwill	6,504.4	6,490.8
Other intangible assets, net	3,978.3	4,109.2
Other assets	389.2	365.9
Total assets	$ 18,224.6	$ 18,641.7

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 1,749.9	$ 2,205.3
Accounts payable	977.8	1,049.6
Compensation and benefits	459.9	509.0
Income taxes	86.6	52.2
Other current liabilities	964.2	948.3
Total current liabilities	4,238.4	4,764.4
Long-term debt	5,097.0	4,260.2
Postretirement health care and pension benefits	968.4	1,117.1
Deferred income taxes	1,023.4	1,281.2
Other liabilities	227.8	238.4
Total liabilities	11,555.0	11,661.3

Equity (a)
Common stock	351.6	350.3
Additional paid-in capital	5,181.1	5,086.1
Retained earnings	6,444.6	6,160.3
Accumulated other comprehensive loss	(1,492.7)	(1,423.3)
Treasury stock	(3,884.1)	(3,263.5)
Total Ecolab shareholders’ equity	6,600.5	6,909.9
Noncontrolling interest	69.1	70.5
Total equity	6,669.6	6,980.4
Total liabilities and equity	$ 18,224.6	$ 18,641.7

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 291.6 million shares outstanding at June 30, 2016, 296.0 million shares outstanding at December 31, 2015. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
(millions)	June 30
	2016	2015
OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 495.6	$ 544.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	276.0	285.8
Amortization	145.3	149.9
Deferred income taxes	(28.8)	(34.9)
Share-based compensation expense	53.6	47.1
Excess tax benefits from share-based payment arrangements	(19.6)	(31.4)
Pension and postretirement plan contributions	(192.0)	(38.0)
Pension and postretirement plan expense	28.6	58.1
Restructuring charges, net of cash paid	(27.1)	(4.6)
Venezuelan charges	-	30.2
Loss on sale of business	-	13.7
Asset charges and write-downs	50.9	-
Other, net	12.7	7.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	62.5	22.2
Inventories	40.6	(66.0)
Other assets	19.7	(58.4)
Accounts payable	(79.2)	(145.7)
Other liabilities	36.0	(142.6)
Cash provided by operating activities	874.8	636.6

INVESTING ACTIVITIES
Capital expenditures	(303.7)	(327.5)
Capitalized software expenditures	(22.2)	(14.3)
Property and other assets sold	11.4	6.8
Acquisitions and investments in affiliates, net of cash acquired	(9.4)	(14.7)
Divestiture of businesses	-	0.3
Release from acquisition related escrow	-	9.4
Cash used for investing activities	(323.9)	(340.0)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	(342.4)	449.6
Long-term debt borrowings	793.8	595.6
Long-term debt repayments	(130.0)	(380.0)
Reacquired shares	(637.9)	(726.3)
Dividends paid	(217.6)	(202.5)
Exercise of employee stock options	40.7	49.0
Excess tax benefits from share-based payment arrangements	19.6	31.4
Acquisition related liabilities and contingent consideration	(3.4)	(0.8)
Cash used for financing activities	(477.2)	(184.0)

Effect of exchange rate changes on cash and cash equivalents	0.9	(11.6)

Increase in cash and cash equivalents	74.6	101.0
Cash and cash equivalents, beginning of period	92.8	209.6
Cash and cash equivalents, end of period	$ 167.4	$ 310.6

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2016 and 2015 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

During the first quarter of 2016, the company early-adopted the accounting guidance issued in November 2015 that requires all deferred tax assets and liabilities to be classified as noncurrent on the Consolidated Balance Sheet, using the prospective application method. Periods prior to the first quarter of 2016 have not been retrospectively adjusted for adoption of this guidance. Previous guidance required the deferred taxes for each jurisdiction to be presented as a net current asset or liability and net noncurrent asset or liability. As a result of the new guidance, each jurisdiction now only has one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that only permits offsetting deferred tax assets and liabilities within a single jurisdiction.

With respect to the unaudited financial information of the company for the second quarter and six months ended June 30, 2016 and 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 4, 2016 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Cost of sales
Restructuring related activities	$ 0.9	$ 1.6	$ 0.9	$ 2.2
Energy related charges	51.0	-	51.0	-
Fixed asset impairment and other inventory charges	10.0	-	10.0	-
Venezuela related activities	-	9.4	-	9.4
Subtotal	61.9	11.0	61.9	11.6

Special (gains) and charges
Restructuring related activities	(2.1)	18.9	0.9	21.0
Champion and Nalco integration costs	-	4.5	-	10.2
Energy related charges	12.6	-	12.6	-
Venezuela related activities	(7.8)	20.8	(7.8)	20.8
Other	23.5	21.4	26.8	21.4
Subtotal	26.2	65.6	32.5	73.4

Total special (gains) and charges	$ 88.1	$ 76.6	$ 94.4	$ 85.0

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

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. The company recorded charges of $1.7 million ($0.9 million after tax) and $13.1 million ($9.1 million after tax) during the second quarter of 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, the company recorded charges of $4.6 million ($2.6 million after tax) and $14.1 million ($9.9 million after tax), respectively.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2015 Activity
Recorded expense and accrual	$55.6	$13.2	$15.3	$84.1
Net cash payments	(44.3)	3.9	(2.1)	(42.5)
Non-cash charges	-	(17.1)	-	(17.1)
Effect of foreign currency translation	0.4	-	-	0.4
Restructuring liability, December 31, 2015	11.7	-	13.2	24.9

2016 Activity
Recorded expense (income) and accrual	(0.4)	0.8	4.2	4.6
Net cash payments	(4.1)	-	(4.3)	(8.4)
Non-cash charges	-	(0.8)	-	(0.8)
Restructuring liability, June 30, 2016	$7.2	$-	$13.1	$20.3

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

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. The company recorded gains of $2.9 million ($2.8 million after tax) and $2.8 million ($2.7 million after tax) during the second quarter and first six months of 2016, respectively, primarily related to the sale of certain facilities. The company recorded charges of $7.3 million ($5.5 million after tax) and $9.0 million ($6.3 million after tax), during the second quarter and first six months of 2015, respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2015 Activity
Recorded expense and accrual	$349.7	$6.1	$48.4	$404.2
Net cash payments	(281.3)	16.3	(38.1)	(303.1)
Non-cash net charges	0.6	(22.4)	(4.7)	(26.5)
Effect of foreign currency translation	(9.4)	-	-	(9.4)
Restructuring liability, December 31, 2015	59.6	-	5.6	65.2

2016 Activity
Recorded expense (income) and accrual	(0.7)	(2.3)	0.2	(2.8)
Net cash payments	(19.1)	3.5	(1.4)	(17.0)
Non-cash net charges	-	(1.2)	-	(1.2)
Effect of foreign currency translation	1.9	-	-	1.9
Restructuring liability, June 30, 2016	$41.7	$-	$4.4	$46.1

The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. The company anticipates the remaining cash expenditures will continue to be funded from operating activities.

Non-Restructuring Special (Gains) and Charges

Energy Related Charges

Oil industry activity remained depressed during the second quarter of 2016, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on the company’s business outlook, the company recorded total charges of $63.6 million ($42.9 million after tax) during the second quarter and first six months of 2016, comprised of inventory write downs and related disposal costs, fixed asset charges, headcount reductions and other charges.

The inventory write-downs and related disposal costs of $31.1 million include lower of cost or market adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the second quarter of 2016, the company had $11.9 million of corresponding severance remaining to be paid, which is expected to paid in the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

See discussion of the company’s goodwill and intangible asset impairment review in Note 6.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, the company deconsolidated its Venezuelan subsidiaries. Prior to deconsolidation, during the second quarter of 2015, the company remeasured its Venezuelan bolivar operations within its Water and Paper operating units from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the Marginal Currency System (“SIMADI”) rate at the time of approximately 200 bolivares to 1 U.S. dollar and recorded a devaluation charge of $30.2 million ($30.2 million after tax).

During the second quarter and first six months of 2016 the company recorded a gain of $7.8 million ($4.9 million after tax) resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and the company did not incur any special charges related to such transactions during the first six months of 2016. As a result of the Champion acquisition, the company incurred charges of $4.3 million ($2.8 million after tax) and $9.5 million ($6.0 million after tax) during the second quarter and the first six months of 2015, respectively. As a result of the Nalco merger, the company incurred charges of $0.2 million ($0.1 million after tax) and $0.7 million ($0.6 million after tax) during the second quarter and the first six months of 2015, respectively.

Other special (gains) and charges

During the second quarter and first six months of 2016, the company recorded a charge of $10.0 million ($6.3 million after tax) related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets. Subsequent to the second quarter charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include lower of cost or market adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products.

The company also recorded charges of $23.5 million ($14.6 million after tax) and $26.8 million ($17.2 million after tax) during the second quarter and first six months of 2016, respectively, primarily consisting of litigation related charges.

The company recorded charges of $21.4 million ($13.4 million after tax) during the second quarter and first six months of 2015, related to recognition of a loss on the sale of a portion of its Ecovation business, and other litigation related charges.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisitions during the first six months of 2016 and all of 2015 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions and immaterial purchase price adjustments during the second quarter and first six months of 2016 and 2015 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Net tangible assets acquired	$ (2.9)	$ 2.4	$ 10.7	$ 3.5

Identifiable intangible assets
Customer relationships	-	2.0	2.5	2.6
Patents	-	-	-	2.5
Trademarks	-	-	-	0.1
Other technology	-	-	-	0.2
Total intangible assets	-	2.0	2.5	5.4

Goodwill	2.7	0.4	3.9	6.7
Total aggregate purchase price	(0.2)	4.8	17.1	15.6

Acquisition related liabilities and contingent consideration	1.2	-	(4.3)	(0.1)
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$ 1.0	$ 4.8	$ 12.8	$ 15.5

Amounts within the 2016 columns of the previous table, including acquisition related liabilities, primarily relate to the purchase of certain assets of Keedak Limited, an oilfield chemical distributor in Nigeria, final purchase price allocations for the Jianghai Environmental Protection Co. Ltd acquisition, which was acquired in June 2015, and payments of settled liabilities from previous transactions.

Amounts within the 2015 columns of the previous table primarily relate to the acquisitions of Clariant AG, Aseptix Health Sciences NV and Commercial Pest Control Pty Ltd.

The weighted average useful lives of identifiable intangible assets acquired during the first six months of 2016 and 2015, as shown in the previous table, were 5 and 9 years, respectively.

Subsequent Event Activity

In June 2016, subsequent to the company’s fiscal second quarter end for international operations, the company made a binding offer to acquire Laboratoires Anios (“Anios”), a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Based in Lille, France, Anios sales were approximately €220 million ($245 million) in 2015. The parties entered into a definitive purchase agreement in July 2016 following the sellers’ consultation with their French works councils. The transaction remains subject to clearance by applicable regulatory and competition authorities prior to closing. The transaction is expected to close in late 2016, subject to satisfaction of such contingencies.

In July 2016, the company made a 33% minority investment in Aquatech International LLC (“Aquatech”). Based in Canonsburg, PA, Aquatech is a global leader in the design and engineering of complex and comprehensive water treatment solutions that improve water quality and reduce net water usage. The company determined that it exerts significant influence over Aquatech and therefore will account for the investment using the equity method of accounting.

Dispositions

There were no business dispositions during the first six months of 2016.

In June 2015, the company sold a portion of its Ecovation business, resulting in a loss of $13.7 million ($8.6 after tax), recorded in special (gains) and charges. The business was part of the company’s Global Industrial reportable segment.

4. BALANCE SHEET INFORMATION

	June 30	December 31
(millions)	2016	2015
Accounts receivable, net
Accounts receivable	$ 2,394.5	$ 2,465.5
Allowance for doubtful accounts	(76.5)	(75.3)
Total	$ 2,318.0	$ 2,390.2

Inventories
Finished goods	$ 907.6	$ 929.6
Raw materials and parts	413.5	440.9
Inventories at FIFO cost	1,321.1	1,370.5
FIFO cost to LIFO cost difference	10.6	17.7
Total	$ 1,331.7	$ 1,388.2

Other current assets
Prepaid assets	$ 104.8	$ 94.6
Taxes receivable	117.0	137.6
Derivative assets	22.6	58.7
Other	33.9	35.4
Total	$ 278.3	$ 326.3

Property, plant and equipment, net
Land	$ 226.2	$ 223.7
Buildings and leasehold improvements	1,046.3	996.0
Machinery and equipment	1,965.2	1,896.7
Merchandising and customer equipment	2,134.7	1,988.1
Capitalized software	494.8	479.9
Construction in progress	359.6	371.1
	6,226.8	5,955.5
Accumulated depreciation	(2,969.5)	(2,727.2)
Total	$ 3,257.3	$ 3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,250.4	$ 3,232.3
Trademarks	304.3	303.6
Patents	439.2	433.4
Other technology	210.2	213.5
	4,204.1	4,182.8
Accumulated amortization
Customer relationships	(1,060.1)	(945.1)
Trademarks	(115.9)	(104.7)
Patents	(143.2)	(129.0)
Other technology	(136.6)	(124.8)
	(1,455.8)	(1,303.6)
Net intangible assets subject to amortization	2,748.3	2,879.2
Total	$ 3,978.3	$ 4,109.2

Other assets
Deferred income taxes	$ 86.0	$ 58.3
Pension	33.5	28.0
Derivative assets	16.1	42.7
Other	253.6	236.9
Total	$ 389.2	$ 365.9

	June 30	December 31
(millions)	2016	2015
Other current liabilities
Discounts and rebates	$ 290.4	$ 270.5
Dividends payable	102.1	103.6
Interest payable	48.3	24.2
Taxes payable, other than income	102.3	110.5
Derivative liabilities	33.4	31.5
Restructuring	53.7	73.9
Other	334.0	334.1
Total	$ 964.2	$ 948.3

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$ (21.7)	$ 9.0
Unrecognized pension and postretirement benefit expense, net of tax	(478.5)	(486.9)
Cumulative translation, net of tax	(992.5)	(945.4)
Total	$ (1,492.7)	$ (1,423.3)

5. DEBT AND INTEREST

The following table provides the components of the company’s short-term debt obligations as of June 30, 2016 and December 31, 2015.

	June 30	December 31
	2016	2015
(millions)
Short-term debt
Commercial paper	$ 273.4	$ 605.0
Notes payable	20.7	30.9
Long-term debt, current maturities	1,455.8	1,569.4
Total	$ 1,749.9	$ 2,205.3

As of June 30, 2016, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $200.0 million European commercial paper program. The company’s U.S. commercial paper program, as shown in the previous table, had $273.4 million and $605.0 million outstanding as of June 30, 2016 and December 31, 2015, respectively. The company had no commercial paper outstanding under its European program as of either June 30, 2016 or December 31, 2015.

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of June 30, 2016 and December 31, 2015.

	Maturity	June 30	December 31
(millions)	by Year	2016	2015
Long-term debt
Description / 2016 Principal Amount
Term loan ($0)	2016	$ -	$ 125.0
Series B private placement senior notes (€175 million)	2016	194.7	184.9
Five year 2011 senior notes ($1.25 billion)	2016	1,249.0	1,247.3
Five year 2012 senior notes ($500 million)	2017	501.5	497.9
Three year 2015 senior notes ($300 million)	2018	300.5	297.8
Series A private placement senior notes ($250 million)	2018	252.4	248.6
Three year 2016 senior notes ($400 million)	2019	401.7	-
Five year 2015 senior notes ($300 million)	2020	298.4	298.1
Ten year 2011 senior notes ($1.25 billion)	2021	1,244.3	1,243.7
Series B private placement senior notes ($250 million)	2023	249.2	249.1
Seven year 2016 senior notes ($400 million)	2023	396.8	-
Ten year 2015 senior notes (€575 million)	2025	634.3	601.8
Thirty year 2011 senior notes ($750 million)	2041	738.5	738.3
Capital lease obligations		5.7	5.6
Other		85.8	91.5
Total debt		6,552.8	5,829.6
Long-term debt, current maturities		(1,455.8)	(1,569.4)
Total long-term debt		$ 5,097.0	$ 4,260.2

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

Covenants

The company is in compliance with its debt covenants as of June 30, 2016.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and the first six months of 2016 and 2015 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Interest expense	$ 71.5	$ 63.5	$ 140.4	$ 128.7
Interest income	(6.2)	(2.3)	(9.0)	(5.0)
Interest expense, net	$ 65.3	$ 61.2	$ 131.4	$ 123.7

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The company’s reporting units are its operating segments.

As a result of the continued challenges in the global energy market, during the first quarter of 2016, the company updated its goodwill impairment assessment for the Global Energy reporting unit, which indicated the estimated fair value of the Global Energy reporting unit exceeded its carrying amount by a significant margin.

During the second quarter of 2016, the company completed its scheduled annual assessment for goodwill impairment across its ten reporting units through a quantitative analysis, utilizing a discounted cash flow approach. The two-step quantitative process involved comparing the estimated fair value of each operating unit to the operating unit’s carrying value, including goodwill. If the fair value of an operating unit exceeds its carrying value, goodwill of the operating unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the operating unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The company’s goodwill impairment assessment for 2016 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin.

The company will continue to assess the need to test its reporting units for impairment during interim periods between its scheduled annual assessments. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the company's reportable segments during the six months ended June 30, 2016 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2015	$ 2,560.8	$ 662.7	$ 3,151.5	$ 115.8	$ 6,490.8
Current year business combinations (a)	-	-	0.6	-	0.6
Prior year business combinations (b)	3.5	-	(0.2)	-	3.3
Reclassifications (c)	3.5	(0.6)	(2.9)	-	-
Effect of foreign currency translation	3.7	1.0	4.8	0.2	9.7
June 30, 2016	$ 2,571.5	$ 663.1	$ 3,153.8	$ 116.0	$ 6,504.4

(a)	For 2016, none of the goodwill related to businesses acquired is expected to be tax deductible.
(b)	Represents purchase price allocation adjustments for 2015 acquisitions deemed preliminary as of December 31, 2015.
(c)	Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

Other Intangible Assets

The Nalco trade name is the company’s principal indefinite life intangible asset. During the second quarter of 2016, using a relief from royalty method of assessment, the company completed its annual test for indefinite life intangible asset impairment. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin, therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first six months of 2016 and 2015 was $145.3 million and $146.0 million, respectively. Estimated expense for the remaining six month period of 2016 related to other amortizable intangible assets is $149.7 million. During the second quarter of 2016, as a result of the continued pressures in the energy market, the company completed an evaluation of certain intangible assets subject to amortization, noting the sum of the undiscounted cash flows exceeded the carrying value of the assets.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2016
June 30 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 1.2	$ 1.2	$ -	$ -
Foreign currency forward contracts	51.2	-	51.2	-
Interest rate swap contracts	11.8	-	11.8	-
Liabilities
Foreign currency forward contracts	44.8	-	44.8	-
Interest rate swap contracts	13.0	-	13.0	-
Contingent consideration	14.2	-	-	14.2

	2015
December 31 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 2.0	$ 2.0	$ -	$ -
Foreign currency forward contracts	111.2	-	111.2	-
Contingent consideration	0.3	-	-	0.3

Liabilities
Foreign currency forward contracts	35.9	-	35.9	-
Interest rate swap contracts	5.4	-	5.4	-
Contingent consideration	15.9	-	-	15.9

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the six months ended June 30, 2016 were as follows:

(millions)
Contingent consideration, December 31, 2015	$ 15.6
Amount recognized at transaction date	-
Losses (gains) recognized in earnings	(1.3)
Settlements	0.3
Foreign currency translation	(0.4)
Contingent consideration, June 30, 2016	$ 14.2

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	June 30		December 31
	2016		2015
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,552.8	$ 7,113.5	$ 5,829.6	$ 6,113.6

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

The following table summarizes the gross fair value and the net value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
(millions)	June 30	December 31	June 30	December 31
	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Foreign currency forward contracts	$ 36.4	$ 70.2	$ 19.1	$ 3.2
Interest rate swap contracts	11.8	-	13.0	5.4

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	14.8	41.0	25.7	32.7
Gross value of derivatives	63.0	111.2	57.8	41.3

Gross amounts offset in the Consolidated Balance Sheet	(24.4)	(9.8)	(24.4)	(9.8)
Net value of derivatives	$ 38.6	$ 101.4	$ 33.4	$ 31.5

The following table summarizes the notional values of the company’s outstanding derivatives.

Notional Values
	June 30	December 31
(millions)	2016	2015

Foreign currency forward contracts	$ 4,100	$ 4,000
Interest rate agreements	$ 2,075	$ 1,675
Net investment hedge contracts (a)	€ 65	€ 25

(a)	The net investment hedge contracts exclude the company’s euro denominated debt.

Cash Flow Hedges

The company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. All cash flow hedged transactions are forecasted to occur within the next two years.

The company occasionally enters into treasury locks and forward starting interest rate swap agreements to manage interest rate exposure.

During the second quarter of 2016, the company entered into a treasury lock agreement to hedge against changes in interest rates that could impact a future debt issuance. The agreement was designated and effective as a cash flow hedge of the expected interest payments related to the anticipated future debt issuance. The underlying gain recognized during the second quarter of 2016 was recorded within AOCI.

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2016	2015	2016	2015
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$ (23.8)	$ (5.4)	$ (27.5)	$ 19.9
Interest rate swap contracts	AOCI (equity)	(4.6)	7.9	(12.9)	(6.5)
	Total	$ (28.4)	$ 2.5	$ (40.4)	$ 13.4

		Second Quarter Ended		Six Months Ended
(millions)		June 30		June 30
Gain (loss) recognized in income		2016	2015	2016	2015
Foreign currency forward contracts	Cost of sales	$ 8.9	$ 5.1	$ 21.6	$ 9.9
	SG&A	(9.0)	0.4	(19.6)	0.9
	Interest expense, net	1.4	-	2.9	-
	Subtotal	1.3	5.5	4.9	10.8

Interest rate swap contracts	Interest expense, net	(1.6)	(1.4)	(3.2)	(2.6)
	Total	$ (0.3)	$ 4.1	$ 1.7	$ 8.2

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first six months of 2016 and 2015.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2016	2015	2016	2015

Gain on derivative recognized income
Interest rate swap	Interest expense, net	$ 3.0	$ 0.9	$ 13.7	$ 1.9

Loss on hedged item recognized income
Interest rate swap	Interest expense, net	$ (3.0)	$ (0.9)	$ (13.7)	$ (1.9)

Net Investment Hedges

The company designates its outstanding €175 million and €575 million (total of $835 million as of June 30, 2016) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries.

In addition to the euro denominated debt designated as net investment hedges, the company also occasionally enters into forward contracts to hedge an additional portion of its net investment in euro denominated functional currency subsidiaries. In March 2016, the company entered into forward contracts totaling €40 million.

The revaluation gains and losses on the euronotes and of the forward contracts, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Revaluation gains (losses), net of tax	$ (12.9)	$ 21.8	$ (27.9)	$ 78.8

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2016	2015	2016	2015
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ 17.3	$ (5.5)	$ (15.3)	$ (0.7)
	Interest expense, net	(2.6)	(5.7)	(3.1)	(10.6)
	Total	$ 14.7	$ (11.2)	$ (18.4)	$ (11.3)

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

The following tables provide other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 13 for additional information related to the company’s recognition of net actuarial (gains) losses and amortization of prior service costs.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (28.4)	$ 2.5	$ (40.4)	$ 13.4
(Gains) losses reclassified from AOCI into income
Cost of sales	(8.9)	(5.1)	(21.6)	(9.9)
SG&A	9.0	(0.4)	19.6	(0.9)
Interest expense, net	0.2	1.4	0.3	2.6
	0.3	(4.1)	(1.7)	(8.2)
Translation and other insignificant activity	(0.8)	(0.1)	-	(0.5)
Tax impact	8.7	(1.2)	11.4	0.2
Net of tax	$ (20.2)	$ (2.9)	$ (30.7)	$ 4.9

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	10.9	14.5	21.8	29.0
Prior service costs	(2.0)	(2.0)	(4.0)	(3.7)
	8.9	12.5	17.8	25.3
Tax impact	(3.4)	(4.4)	(6.7)	(9.2)
Net of tax	$ 5.5	$ 8.1	$ 11.1	$ 16.1

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$ (0.1)	$ (3.1)	$ (1.4)	$(6.3)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$ 5.5	$ 8.1	$ 11.1	$16.1

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In August 2011, the Finance Committee of the company’s Board of Directors, via delegation by the company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. This authorization was completed during the first quarter of 2016.

In February 2015, the company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5–1. In February 2015, under this repurchase authorization, the company announced a $1.0 billion share repurchase program, which was completed during the second quarter of 2016.

As of June 30, 2016, 17,423,858 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Accelerated Stock Repurchase (“ASR”) Agreements

In February 2015, the company entered into an ASR agreement with a financial institution to repurchase $300 million of its common stock and received 2,066,293 shares of its common stock, which was approximately 80% of the total number of shares the company expected to be repurchased under the ASR, based on the price of the company’s common stock at that time. In connection with the finalization of the ASR agreement in April 2015, the company received an additional 555,511 shares of common stock.

In February 2016, the company entered into an ASR agreement to repurchase $300 million of its common stock and received 2,459,490 shares of its common stock, which was approximately 85% of the total number of shares the company expected to be repurchased under the ASR, based on the price of the company’s common stock at that time. In connection with the finalization of the ASR agreement in May 2016, the company received an additional 232,012 shares of common stock.

The final per share purchase price and the total number of shares to be repurchased under both 2016 and 2015 ASR agreements generally were based on the volume-weighted average price of the company’s common stock during the term of the agreements. Upon final settlement of the two ASR agreements, under certain circumstances, the financial institution was obligated to deliver additional shares to the company or the company was obligated to deliver additional shares of common stock or make a cash payment, at the company’s election, to the financial institution.

All shares acquired under the ASR agreements were recorded as treasury stock.

During their respective open periods in 2015 and 2016, neither of the ASRs were dilutive to the company’s earnings per share calculations, nor did they trigger the two-class earnings per share methodology. Additionally, the unsettled portion of ASRs during their respective open periods met the criteria to be accounted for as a forward contract indexed to the company’s stock and qualified as equity transactions.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the company’s common stock outstanding used to calculate earnings per share, the impact of which was not material.

Share Repurchases

During the first six months of 2016, the company reacquired 5,654,877 shares of its common stock, of which 5,474,701 related to share repurchases through open market or private purchases, including the February 2016 ASR discussed above, and 180,176 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2015, the company reacquired 6,267,699 shares of its common stock through open market and private purchases, including the February 2015 ASR discussed above, and 398,704 of shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units.

11. EARNINGS ATTRIBUTABLE TO ECOLAB PER COMMON SHARE (“EPS”)

The difference in the weighted average common shares outstanding for calculating basic and diluted EPS is a result of the dilution associated with the company’s equity compensation plans. As noted in the table below, certain stock options and units outstanding under these equity compensation plans were not included in the computation of diluted EPS because they would not have had a dilutive effect.

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2016	2015	2016	2015

Net income attributable to Ecolab	$ 258.4	$ 302.0	$ 489.2	$ 535.4

Weighted-average common shares outstanding
Basic	292.4	296.2	293.4	297.2
Effect of dilutive stock options and units	4.1	4.9	4.1	5.0
Diluted	296.5	301.1	297.5	302.2

Basic EPS	$ 0.88	$ 1.02	$ 1.67	$ 1.80
Diluted EPS	$ 0.87	$ 1.00	$ 1.64	$ 1.77

Anti-dilutive securities excluded from the computation of EPS	2.1	1.9	2.1	1.9

12. INCOME TAXES

The company’s tax rate was 24.1% and 18.0% for the second quarter of 2016 and 2015, respectively and 24.1% and 22.5% for the first six months of 2016 and 2015, respectively. The changes in the company’s tax rate for the second quarter and first six months of 2016 compared to second quarter and first six months of 2015 were primarily driven by the tax rate impact of discrete tax items and special gains and charges, as well as the permanent enactment of the R&D credit during the fourth quarter of 2015.

The company recognized net expense related to discrete tax items of $3.9 million during the second quarter of 2016 and net benefits related to discrete tax items of $0.9 million during the first six months of 2016. Second quarter net expense was driven by individually immaterial items, including adjustments to deferred tax asset and liability positions. First quarter 2016 net benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

The company recognized net benefits related to discrete tax items of $39.4 million during the second quarter of 2015 and $36.8 million during the first six months of 2015. Second quarter net benefits resulted primarily from the company’s ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary. First quarter net expense was driven primarily by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Service cost	$ 16.8	$ 19.1	$ 7.0	$ 8.2	$ 0.8	$ 1.0
Interest cost on benefit obligation	20.4	22.8	8.1	9.9	2.0	2.4
Expected return on plan assets	(35.9)	(33.1)	(13.5)	(13.7)	(0.2)	(0.3)
Recognition of net actuarial (gain) loss	7.7	12.2	3.6	3.8	(0.4)	(1.5)
Amortization of prior service cost (benefit)	(1.7)	(1.8)	(0.2)	(0.1)	(0.1)	(0.1)
Total expense	$ 7.3	$ 19.2	$ 5.0	$ 8.1	$ 2.1	$ 1.5

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Service cost	$ 33.5	$ 38.2	$ 13.9	$ 16.7	$ 1.5	$ 1.9
Interest cost on benefit obligation	40.8	45.6	16.2	20.2	4.1	4.8
Expected return on plan assets	(71.8)	(66.3)	(27.0)	(27.8)	(0.4)	(0.5)
Recognition of net actuarial (gain) loss	15.4	24.3	7.2	7.8	(0.8)	(3.1)
Amortization of prior service cost (benefit)	(3.5)	(3.5)	(0.4)	(0.1)	(0.1)	(0.1)
Total expense	$ 14.4	$ 38.3	$ 9.9	$ 16.8	$ 4.3	$ 3.0

As of June 30, 2016, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. In April of 2016, the company made a $150 million voluntary contribution to its non-contributory qualified U.S. pension plan. During the first six months of 2016, the company made payments of $8 million to its U.S. non-contributory non-qualified defined benefit plans and estimates that it will make payments of approximately an additional $6 million to such plans during the remainder of 2016.

The company contributed $25 million to its international pension benefit plans during the first six months of 2016. The company estimates that it will contribute approximately an additional $17 million to the international pension benefit plans during the remainder of 2016.

During the first six months of 2016, the company made payments of $9 million to its U.S. postretirement health care benefit plans and estimates that it will make payments of approximately an additional $9 million to such plans during the remainder of 2016.

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

Effective as of the end of the fourth quarter of 2015, the company deconsolidated its Venezuelan subsidiaries. Prior to deconsolidation, across the second through fourth quarters of 2015, the Venezuelan bolivar operations within the company’s Water, Paper, Food & Beverage, Institutional and Energy operating units were converted from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar. To present the company’s historical Venezuelan bolivar operations at a consistent conversion rate, the company recasted all of its Venezuelan bolivar results for the 2015 reporting year at a SIMADI conversion rate of approximately 200 bolivares to 1 U.S. dollar. Amounts reported in the “Venezuela Bolivar Impact” column shown in the following table represent the impact of Venezuelan bolivar rate conversion.

Additionally, effective in the first quarter of 2016, the company made immaterial changes to its reportable segments, including the movement of certain customers between reportable segments. These changes are presented in the “Other” column of the following table.

The impact of the preceding changes on previously reported full year 2015 reportable segment net sales and operating income is summarized as follows:

	December 31, 2015
		Fixed	Venezuela
	Values at	Currency	Bolivar		Values at
(millions)	2015 Rates	Rate Change	Impact	Other	2016 Rates
Net Sales
Global Industrial	$ 4,857.8	$ (332.8)	$ (48.4)	$ 8.9	$ 4,485.5
Global Institutional	4,393.2	(170.5)	(3.6)	(8.2)	4,210.9
Global Energy	3,825.7	(253.6)	(100.6)	(0.7)	3,470.8
Other	773.4	(26.3)	-	-	747.1
Subtotal at fixed currency rates	13,850.1	(783.2)	(152.6)	-	12,914.3
Effect of foreign currency translation	(305.0)	783.2	152.6	-	630.8
Consolidated	$ 13,545.1	$ -	$ -	$ -	$ 13,545.1

Operating Income
Global Industrial	$ 692.7	$ (48.7)	$ (19.6)	$ 2.0	$ 626.4
Global Institutional	900.7	(22.8)	(0.3)	(1.0)	876.6
Global Energy	550.7	(44.2)	(40.9)	(0.1)	465.5
Other	132.0	(3.6)	-	(0.9)	127.5
Corporate	(670.8)	7.0	-	-	(663.8)
Subtotal at fixed currency rates	1,605.3	(112.3)	(60.8)	-	1,432.2
Effect of foreign currency translation	(44.0)	112.3	60.8	-	129.1
Consolidated	$ 1,561.3	$ -	$ -	$ -	$ 1,561.3

Reportable Segment Information

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Net Sales
Global Industrial	$ 1,152.2	$ 1,103.2	$ 2,231.3	$ 2,140.9
Global Institutional	1,142.3	1,054.1	2,191.0	2,029.3
Global Energy	754.6	867.6	1,514.6	1,758.4
Other	203.4	188.9	391.0	360.9
Subtotal at fixed currency rates	3,252.5	3,213.8	6,327.9	6,289.5
Effect of foreign currency translation	64.7	175.3	86.7	397.2
Consolidated	$ 3,317.2	$ 3,389.1	$ 6,414.6	$ 6,686.7

Operating Income
Global Industrial	$ 171.3	$ 147.9	$ 300.0	$ 250.5
Global Institutional	245.0	228.5	441.1	394.8
Global Energy	77.5	109.9	137.9	214.1
Other	38.8	31.8	68.9	54.9
Corporate	(129.7)	(119.0)	(177.7)	(169.6)
Subtotal at fixed currency rates	402.9	399.1	770.2	744.7
Effect of foreign currency translation	9.6	38.7	13.8	80.8
Consolidated	$ 412.5	$ 437.8	$ 784.0	$ 825.5

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

Matters Related to Wage Hour Claims

The company is a defendant in four pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these four suits, two have been certified for class action status.

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

A second pending suit, Charlot v. Ecolab Inc., U.S. District Court-Eastern District of New York, case no. CV 12-04543, seeks nationwide class certification of Institutional employees for alleged FLSA violations as well as purported state sub-classes in New York, New Jersey, Washington and Pennsylvania alleging violations of state wage hour laws. The Court in Charlot recently granted the company’s motion for summary judgment against plaintiffs on the federal FLSA claims. Plaintiffs’ claims under state law remain pending and the judgment in favor of Ecolab may be subject to appeal by Plaintiffs.

A third pending suit, Schneider v. Ecolab, United States District Court for the Northern District of Illinois, case no. 14 C 01044, seeks certification of a class of Institutional employees for alleged violations of Illinois wage and hour laws.

In a fourth pending suit, Martino v. Ecolab, United States District Court for the Northern District of California, case no. 5:14-cv-04358-PSG, an action under California state law, the Court has certified a class of California Institutional Territory Managers alleging violation of state wage and hour laws.  This matter has been tentatively settled, subject to court approval. The company has established an accrual, which is not material to its results of operations or financial position.

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

In May 2016, Nalco was named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill: Seng Lim v. BP, Case No. 2:16-cv-03950 (E.D. La.); Dai Nguyen v. BP, Case No. 2:16-cv-03952 (E.D. La.); Thanh Duong v. BP, Case No. 2:16-cv-03953 (E.D. La.); Nghia Nguyen v. BP, Case No. 2:16-cv-03954 (E.D. La.); Loc Van Nguyen v. BP, Case No. 2:16-cv-03955 (E.D. La.); Hanh Phan v. BP, Case No. 2:16-cv-03956 (E.D. La.); Anh Ly v. BP, Case No. 2:16-cv-03957 (E.D. La.); Danny Tam Ly v. BP, Case No. 2:16-cv-04027 (E.D. La.); Terry v. BP, Case No. 2:16-cv-04137 (E.D. La.).  The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.  These actions have been consolidated in the MDL and the company expects they will be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

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

16. NEW ACCOUNTING PRONOUNCEMENTS

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	June 2016	Amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.	January 1, 2020	The company is currently evaluating the impact of adoption.

ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	March 2016

The amendment clarifies language related to hedge accounting criteria that a change in the counterparty is not in and of itself considered a termination of the derivative or critical term of the hedging relationship.

			January 1, 2017	The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-07 - Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting	March 2016

Simplifies the transition to equity method accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence

			January 1, 2017	The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	March 2016	The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.	January 1, 2017	The company is currently evaluating the impact of adoption.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 2016

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

Revenue Recognition ASUs:
2014-09 - Revenue from Contracts with Customers
2015-14 - Deferral of the Effective Date
2016-08 - Principal Versus Agent Considerations
2016-10 - Identifying Performance Obligations and Licensing
2016-11 - Revenue Recognition and Derivatives and Hedging
2016-12 - Narrow-Scope Improvements & Practical Expedients

Various

Recognition standard contains principles for entities to apply to determine the measurement of revenue and timing of when the revenue is recognized. The underlying principle of the updated guidance will have entities recognize revenue to depict the transfer of goods or services to customers at an amount that is expected to be received in exchange for those goods or services.

			January 1, 2018	The company is currently evaluating the impact of adopting the Revenue Recognition ASUs with focus on the determination of performance obligations and fair value allocation.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessors for those leases classified as operating leases under previous guidance.	January 1, 2019	The company is currently evaluating the impact of adoption.

	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that were adopted:

ASU 2015-02 — Consolidation (Topic 810): Amendments to the Consolidation Analysis	February 2015	Certain factors that previously required reporting entities to consolidate a given legal entity have been eliminated, requiring fewer legal entities to be consolidated under the new guidance.	January 1, 2016	The adoption of the guidance did not have a material impact on the company's financial statements.

ASU 2015-05 — Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement	April 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and six months periods ended June 30, 2016 and 2015 and the consolidated statement of cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
August 4, 2016

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such quantitative drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Fixed Currency Foreign Exchange Rates

Management evaluates the sales and operating income performance of our non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency exchange rates are generally based on existing market rates at the time they are established. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar. Public currency rate data provided within the “Segment Performance” section of this MD&A reflect amounts translated at actual public average rates of exchange prevailing during the corresponding period, and is provided for informational purposes only.

Venezuela Related Activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. Prior to deconsolidation, across the second through fourth quarters of 2015, the Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and Energy operating units were converted from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar. As noted above, within our fixed currency sales and operating results, to present our historical Venezuelan bolivar operations at a consistent conversion rate, we have reflected all Venezuelan bolivar results for the 2015 reporting year at a SIMADI conversion rate of approximately 200 bolivares to 1 U.S. dollar.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan result of operations from both the current period and comparable period of the prior year.

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2016

Sales Performance

When comparing second quarter 2016 against second quarter 2015, sales performance was as follows:

•	Reported net sales decreased 2% to $3,317 million, fixed currency sales increased 1%, and acquisition adjusted fixed currency sales decreased 1%.
•	Fixed currency sales for our Global Industrial segment increased 4% to $1,152 million, acquisition adjusted fixed currency sales increased 2%, led by growth in Food & Beverage.
•	Fixed currency sales for our Global Institutional segment increased 8% to $1,142 million, acquisition adjusted fixed currency sales increased 5%, led by good Institutional and Specialty sales growth.
•	Fixed currency sales for our Global Energy segment decreased 13% to $755 million, as growth in the downstream business was more than offset by a decline in our upstream businesses.
•	Fixed currency sales for our Other segment sales increased 8% to $203 million, driven by sales growth in both Pest Elimination and Equipment Care.

Financial Performance

When comparing second quarter 2016 against second quarter 2015, financial performance was as follows:

•

Reported operating income decreased 6% to $413 million. Excluding the impact of special (gains) and charges from both 2016 and 2015 reported results, our adjusted operating income decreased 3% and our adjusted fixed currency operating income increased 3%. The net impact of acquisitions and divestitures added approximately 1 percentage point to our adjusted fixed currency operating income growth rate.

•

Net income attributable to Ecolab decreased 14% to $258 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, our adjusted net income attributable to Ecolab decreased 1%.

•

Diluted EPS of $0.87 decreased 13%. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, adjusted diluted EPS was flat. Currency translation had an unfavorable impact of approximately $0.08 on diluted EPS.

•

Our reported tax rate was 24.1% during the second quarter of 2016, compared to 18.0% during the second quarter of 2015. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2016 and 2015 results, our adjusted tax rate was 25.5% and 27.1% during the second quarter of 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP net sales	$ 3,317.2	$ 3,389.1	(2)%	$ 6,414.6	$ 6,686.7	(4)%
Effect of foreign currency translation	(64.7)	(175.3)		(86.7)	(397.2)
Non-GAAP fixed currency sales	$ 3,252.5	$ 3,213.8	1%	$ 6,327.9	$ 6,289.5	1%

As shown in the table above, foreign currency exchange negatively impacted sales growth during both the second quarter and first six months of 2016. The percentage components of the period-over-period 2016 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2016	2016
Volume	(1)%	(1)%
Price changes	0	0
Acquisition adjusted fixed currency sales change	(1)	(1)
Acquisitions and divestitures	2	2
Fixed currency sales change	1	1
Foreign currency translation	(3)	(5)
Reported GAAP net sales change	(2)%	(4)%

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2016		2015		2016		2015
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 1,785.2	46.2%	$ 1,806.5	46.7%	$ 3,416.6	46.7%	$ 3,571.8	46.6%
Special (gains) and charges	61.9	1.8	11.0	0.3	61.9	1.0	11.6	0.2
Non-GAAP adjusted COS and gross margin	$ 1,723.3	48.0%	$ 1,795.5	47.0%	$ 3,354.7	47.7%	$ 3,560.2	46.8%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.2% and 46.7% for the second quarter of 2016 and 2015, respectively. Our reported gross margin for the first six months of 2016 and 2015 was 46.7% and 46.6%, respectively.

Excluding the impact of special (gains) and charges within COS, our second quarter 2016 adjusted gross margin was 48.0% and our adjusted gross margin for the first six months of 2016 was 47.7%. These percentages compared against a second quarter 2015 adjusted gross margin of 47.0% and an adjusted gross margin of 46.8% for the first six months of 2015.

Our adjusted gross margin increase when comparing the second quarter of 2016 against the second quarter of 2015 and the comparable periods for the first six months of 2016 and 2015 was driven primarily by lower delivered product costs, cost efficiencies and the impact of the decline in Global Energy, which on average has a lower gross margin.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 33.0% for the second quarter of 2016 compared to 31.8% in 2015. For the six month period, SG&A expenses were 34.0% of sales in 2016 compared to 33.1% in 2015. The increased SG&A ratio to sales across the periods was driven primarily by the impact of the decline in Global Energy, which on average has a lower SG&A ratio. The second quarter comparison was also impacted by investments in the business and higher comparable variable compensation.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2016	2015	2016	2015
Cost of sales
Restructuring related activities	$ 0.9	$ 1.6	$ 0.9	$ 2.2
Energy related charges	51.0	-	51.0	-
Fixed asset impairment and other inventory charges	10.0	-	10.0	-
Venezuela related activities	-	9.4	-	9.4
Subtotal	61.9	11.0	61.9	11.6

Special (gains) and charges
Restructuring related activities	(2.1)	18.9	0.9	21.0
Champion and Nalco integration costs	-	4.5	-	10.2
Energy related charges	12.6	-	12.6	-
Venezuela related activities	(7.8)	20.8	(7.8)	20.8
Other	23.5	21.4	26.8	21.4
Subtotal	26.2	65.6	32.5	73.4

Total special (gains) and charges	$ 88.1	$ 76.6	$ 94.4	$ 85.0

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

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. We recorded charges of $1.7 million ($0.9 million after tax) or less than $0.01 per diluted share and $13.1 million ($9.1 million after tax) or $0.03 per diluted share during the second quarter of 2016 and 2015, respectively. During the six months ended June 30, 2016 and 2015, we recorded charges of $4.6 million ($2.6 million after tax) or $0.01 per diluted share and $14.1 million ($9.9 million after tax) or $0.03 per diluted share, respectively.

Net cash payments under the Energy Restructuring Plan during the first six months of 2016 were $8.4 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first six months of 2016, the Energy Restructuring Plan has achieved approximately $15 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from this plan, along with synergies achieved in connection with the acquisition, of $150 million by the end of 2016.

Combined Restructuring Plan

In February 2011, we commenced a comprehensive plan to substantially improve the efficiency and effectiveness of our European business, as well as undertake certain restructuring activities outside of Europe, historically referred to as the “2011 Restructuring Plan”. Additionally, in January 2012, following the merger with Nalco, we formally commenced plans to undertake restructuring actions related to the reduction of our global workforce and optimization of our supply chain and office facilities, including planned reductions of plant and distribution center locations, historically referred to as the “Merger Restructuring Plan”. During the first quarter of 2013, we determined that the objectives of the plans discussed above were aligned, and consequently, the previously separate restructuring plans were combined into one plan.

The combined restructuring plan (the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce, plant and distribution center locations.

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. We recorded gains of $2.9 million ($2.8 million after tax) or $0.01 per diluted share and $2.8 million ($2.7 million after tax) or $0.01 per diluted share during the second quarter and first six months of 2016, respectively, related to the sale of facilities. We recorded charges of $7.3 million ($5.5 million after tax) or $0.02 per diluted share and $9.0 million ($6.3 million after tax) or $0.02 per diluted share during the second quarter and first six months of 2015, respectively.

Net cash payments under the Combined Plan during the first six months of 2016 were $17.0 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first six months of 2016, the Combined Plan has achieved approximately $15 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from this plan of $420 million by the end of 2016.

Restructuring charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Further details related to our reported restructuring charges are included in Note 2.

Non-restructuring special (gains) and charges

Energy Related Charges

Oil industry activity remained depressed during the second quarter of 2016, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on our business outlook, we recorded total charges of $63.6 million ($42.9 million after tax) or $0.14 per diluted share, during the second quarter and first six months of 2016 comprised of inventory write-downs and related disposal costs, fixed asset charges, headcount reductions and other charges.

The inventory write-downs and related disposal costs of $31.1 million include lower of cost or market adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction of certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in our Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the second quarter of 2016, we had $11.9 million of corresponding severance remaining to be paid, which is expected to be paid within the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. Prior to deconsolidation, during the second quarter of 2015, we remeasured our Venezuelan bolivar operations within our Water and Paper operating units from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar and recorded a devaluation charge of $30.2 million ($30.2 million after tax) or $0.10 per diluted share.

During the second quarter and first six months of 2016 we recorded a gain of $7.8 million ($4.9 million after tax) or $0.02 per diluted share resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and we did not incur any special charges related to such transactions during the first six months of 2016. As a result of the Champion acquisition, we incurred charges of $4.3 million ($2.8 million after tax) or $0.01 per diluted share during the second quarter of 2015 and

$9.5 million ($6.0 million after tax) or $0.02 per diluted share during the first six months of 2015. As a result of the Nalco merger, we incurred charges of $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share during the second quarter of 2015 and $0.7 million ($0.6 million after tax) or less than $0.01 per diluted share during the first six months of 2015.

Other special (gains) and charges

During the second quarter and first six months of 2016, we recorded a charge of $10.0 million ($6.3 million after tax) or $0.02 per diluted share related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets. Subsequent to the second quarter charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include lower of cost or market adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products.

We also recorded charges of $23.5 million ($14.6 million after tax) or $0.05 per diluted share and $26.8 million ($17.2 million after tax) or $0.06 per diluted share during the second quarter and first six months of 2016, respectively, primarily consisting of litigation related charges.

We recorded charges of $21.4 million ($13.4 million after tax), or $0.05 per diluted share, during the second quarter and first six months of 2015, related to recognition of a loss on the sale of a portion of our Ecovation business, and other litigation related charges.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP operating income	$ 412.5	$ 437.8	(6)%	$ 784.0	$ 825.5	(5)%
Special (gains) and charges	88.1	76.6		94.4	85.0
Non-GAAP adjusted operating income	500.6	514.4	(3)	878.4	910.5	(4)
Effect of foreign currency translation	(9.6)	(38.7)		(13.8)	(80.8)
Non-GAAP adjusted fixed currency operating income	$ 491.0	$ 475.7	3%	$ 864.6	$ 829.7	4%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2016	2015		2016	2015
Reported GAAP operating income margin	12.4%	12.9%		12.2%	12.3%
Non-GAAP adjusted operating income margin	15.1%	15.2%		13.7%	13.6%
Non-GAAP adjusted fixed currency operating income margin	15.1%	14.8%		13.7%	13.2%

Our operating income and corresponding operating income margin are shown in the previous tables. Our operating income margin is defined as operating income divided by sales.

Reported operating income decreased 6% and 5% in the second quarter and the first six months of 2016, respectively, versus the comparable periods of 2015. Excluding the impact of special (gains) and charges from 2016 and 2015 reported results, our adjusted operating income decreased 3% and 4% in the second quarter and the first six months of 2016, respectively, versus the comparable periods of 2015.

Foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 3% and 4% in the second quarter and first six months of 2016, respectively, against the second quarter and first six months of 2015. The net impact of acquisitions and divestitures added approximately 1 percentage point to both our second quarter and first six months of 2016 adjusted fixed currency operating income growth rates.

As addressed further in the Segment Performance section of this MD&A, the second quarter and first six months of 2016 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin were driven primarily by growth in our Global Industrial, Global Institutional and Other segments, which more than offset higher variable compensation and a decline in Global Energy.

Interest Expense, Net

Net interest expense was $65.3 million and $61.2 million in the second quarter of 2016 and 2015, respectively. Net interest expense in the first six months of 2016 and 2015 was $131.4 million and $123.7 million, respectively. The increase in net interest expense when comparing 2016 against 2015 was driven primarily by higher weighted average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2016	2015	2016	2015
Reported GAAP tax rate	24.1%	18.0%	24.1%	22.5%
Tax rate impact of:
Special gains and charges	2.3	0.4	1.4	(0.1)
Discrete tax items	(0.9)	8.7	0.1	4.7
Non-GAAP adjusted tax rate	25.5%	27.1%	25.6%	27.1%

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

Our second quarter 2016 reported tax expense included $31.1 million of net tax benefits on special gains and charges and net expense of $3.9 million associated with discrete tax items. For the first six months of 2016, our reported tax expense included $33.0 million of net tax benefits on special gains and charges and net benefits of $0.9 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Second quarter 2016 discrete tax items net expense was driven by individually immaterial items, including adjustments to deferred tax asset and liability positions. First quarter 2016 discrete tax items net benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The decrease in the 2016 adjusted effective tax rate compared to 2015 was due primarily to the permanent enactment of the R&D tax credit during the fourth quarter of 2015 and the impact of global tax planning strategies.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP net income	$ 258.4	$ 302.0	(14)%	$ 489.2	$ 535.4	(9)%
Adjustments:
Special (gains) and charges, after tax	57.0	61.1		61.4	66.4
Discrete tax net expense (benefit)	3.9	(39.4)		(0.9)	(36.8)
Non-GAAP adjusted net income	$ 319.3	$ 323.7	(1)%	$ 549.7	$ 565.0	(3)%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2016	2015	Change	2016	2015	Change
Reported GAAP diluted EPS	$ 0.87	$ 1.00	(13)%	$ 1.64	$ 1.77	(7)%
Adjustments:
Special (gains) and charges	0.19	0.20		0.21	0.22
Discrete tax net expense (benefit)	0.01	(0.13)		(0.00)	(0.12)
Non-GAAP adjusted diluted EPS	$ 1.08	$ 1.08	0%	$ 1.85	$ 1.87	(1)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.08 and $0.19 on diluted EPS for the second quarter and first six months of 2016, respectively, compared to the same periods of 2015.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the second quarter and first six months of 2016 and 2015 for each of our reportable segments were as follows:

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2016	2015	Change	2016	2015	Change
Global Industrial	$ 1,152.2	$ 1,103.2	4%	$ 2,231.3	$ 2,140.9	4%
Global Institutional	1,142.3	1,054.1	8	2,191.0	2,029.3	8
Global Energy	754.6	867.6	(13)	1,514.6	1,758.4	(14)
Other	203.4	188.9	8	391.0	360.9	8
Subtotal at fixed currency	3,252.5	3,213.8	1	6,327.9	6,289.5	1
Effect of foreign currency translation	64.7	175.3		86.7	397.2
Total reported net sales	$ 3,317.2	$ 3,389.1	(2)%	$ 6,414.6	$ 6,686.7	(4)%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2016	2015	Change	2016	2015	Change
Global Industrial	$ 171.3	$ 147.9	16%	$ 300.0	$ 250.5	20%
Global Institutional	245.0	228.5	7	441.1	394.8	12
Global Energy	77.5	109.9	(29)	137.9	214.1	(36)
Other	38.8	31.8	22	68.9	54.9	26
Corporate	(129.7)	(119.0)		(177.7)	(169.6)
Subtotal at fixed currency	402.9	399.1	1	770.2	744.7	3
Effect of foreign currency translation	9.6	38.7		13.8	80.8
Total reported operating income	$ 412.5	$ 437.8	(6)%	$ 784.0	$ 825.5	(5)%

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 1,152.2	$ 1,103.2	$ 2,231.3	$ 2,140.9
Sales at public currency (millions)	1,182.2	1,167.8	2,271.0	2,295.0

Volume	2%		2%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	2%		2%
Acquisitions and divestitures	2%		2%
Fixed currency sales change	4%		4%
Foreign currency translation	(3)%		(5)%
Public currency sales change	1%		(1)%

Operating income at fixed currency (millions)	$ 171.3	$ 147.9	$ 300.0	$ 250.5
Operating income at public currency (millions)	176.3	161.0	306.8	279.4

Fixed currency operating income change	16%		20%
Fixed currency operating income margin	14.9%	13.4%	13.4%	11.7%
Acquisition adjusted fixed currency operating income change	13%		17%
Acquisition adjusted fixed currency operating margin	15.1%	13.6%	13.7%	11.9%
Public currency operating income change	10%		10%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Global Industrial segment increased in the second quarter and first six months of 2016, impacted by acquisitions, volume gains and pricing. At a regional level, both the second quarter and six month sales were impacted by good growth in Latin America and modest growth in Europe and North America.

At an operating unit level, Water fixed currency sales increased 6% (1% acquisition adjusted) in both the second quarter of 2016 and first six months of 2016. Growth was led by results in light industries, partially offset by slower heavy industry sales growth and a double-digit decline in the mining industry. Food & Beverage fixed currency sales increased 4% in both the second quarter of 2016 and first six months of 2016, benefiting from share gains. Growth continued to be led by the food and beverage markets, with moderate gains in dairy. Paper fixed currency sales increased 1% in both the second quarter and first six months of 2016, impacted by share gains and continued innovative customer solutions. Market conditions continued to be challenging in Asia Pacific, including Greater China. Textile Care fixed currency sales increased 6% in the second quarter of 2016 and 5% in the first six months of 2016, benefiting from new customer accounts in Europe and product penetration.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Industrial segment increased in both the second quarter and first six months of 2016. Acquisitions positively impacted the fixed currency operating income growth for both the second quarter and first six months of 2016. The impact of acquisitions on fixed currency operating income margins was minimal.

Acquisition adjusted fixed currency operating income margins increased 1.5 and 1.8 percentage points during the second quarter and first six months of 2016, respectively. The favorable impact of pricing gains, sales volume gains and product mix changes added approximately 0.8 and 1.1 percentage points for the second quarter and first six months of 2016, respectively. The growth was also impacted by cost savings initiatives and lower delivered product costs, net of higher variable compensation costs in both the second quarter and first six months of 2016.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 1,142.3	$ 1,054.1	$ 2,191.0	$ 2,029.3
Sales at public currency (millions)	1,158.8	1,078.1	2,211.7	2,091.2

Volume	4%		3%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	5%		5%
Acquisitions and divestitures	3%		3%
Fixed currency sales change	8%		8%
Foreign currency translation	(1)%		(2)%
Public currency sales change	7%		6%

Operating income at fixed currency (millions)	$ 245.0	$ 228.5	$ 441.1	$ 394.8
Operating income at public currency (millions)	247.7	232.6	444.4	402.6

Fixed currency operating income change	7%		12%
Fixed currency operating income margin	21.4%	21.7%	20.1%	19.5%
Acquisition adjusted fixed currency operating income change	8%		13%
Acquisition adjusted fixed currency operating margin	22.1%	21.7%	20.9%	19.5%
Public currency operating income change	6%		10%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Global Institutional segment increased in the second quarter and first six months of 2016, impacted by volume growth, acquisitions and pricing gains. At a regional level, both the second quarter and six month sales increase were led by good growth in North America, Asia Pacific and Latin America.

At an operating unit level, Institutional fixed currency sales increased 10% (6% acquisition adjusted) in the second quarter of 2016 and 10% (5% acquisition adjusted) in the first six months of 2016. Results were led by new accounts, appropriate pricing and continued demand for our innovative products. Global lodging demand showed modest growth, while foodservice foot traffic remains soft. Specialty fixed currency sales increased 6% in both the second quarter and first six months of 2016. Quick service sales growth continued to be solid, impacted by new accounts and product penetration. Sales growth in the food retail business showed stronger incremental growth in the second quarter, impacted by new customer additions and product introductions. Healthcare fixed currency sales increased 4% in the second quarter of 2016 and 3% in the first six months of 2016, benefiting from new accounts and product penetration.

Operating Income

Fixed currency operating income increased for our Global Institutional segment in both the second quarter and first six months of 2016, and the fixed currency operating margin decreased during the second quarter and increased during the first six months of 2016.  Acquisitions negatively impacted fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 0.4 and 1.4 percentage points during the second quarter and first six months of 2016, respectively. The favorable impact of pricing gains, product mix changes and sales volume increases added approximately 2.3 percentage points for both the second quarter and first six months of 2016, and was partially offset by investments in the business and higher variable compensation costs.

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 754.6	$ 867.6	$ 1,514.6	$ 1,758.4
Sales at public currency (millions)	771.1	950.3	1,538.4	1,929.7

Volume	(10)%		(11)%
Price changes	(3)%		(3)%
Acquisition adjusted fixed currency sales change	(13)%		(14)%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	(13)%		(14)%
Foreign currency translation	(6)%		(6)%
Public currency sales change	(19)%		(20)%

Operating income at fixed currency (millions)	$ 77.5	$ 109.9	$ 137.9	$ 214.1
Operating income at public currency (millions)	80.0	132.1	142.3	260.4

Fixed currency operating income change	(29)%		(36)%
Fixed currency operating income margin	10.3%	12.7%	9.1%	12.2%
Acquisition adjusted fixed currency operating income change	(32)%		(39)%
Acquisition adjusted fixed currency operating margin	9.8%	12.4%	8.6%	12.1%
Public currency operating income change	(39)%		(45)%

Net Sales

Fixed currency sales for our Global Energy segment were negatively impacted by volume reductions and lower pricing. The decrease in fixed currency sales was impacted by a significant decline in our well stimulation business and weak industry conditions in our production business. Our downstream business increased modestly during both the second quarter and first six months of 2016. North America results continue to be lower in 2016 compared to 2015.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Energy segment decreased during both the second quarter and first six months of 2016. Acquisitions had a positive impact on the fixed currency operating income and fixed currency operating income margins during both the second quarter and first six months of 2016.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment decreased 2.6 and 3.5 percentage points during the second quarter and the first six months of 2016, respectively. Reductions in sales volume, product mix changes and lower pricing contributed approximately 5.7 and 6.8 percentage points to the decline in the second quarter and the first six months of 2016, respectively, which more than offset the benefit of lower delivered product costs, synergies and other cost reduction actions.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 203.4	$ 188.9	$ 391.0	$ 360.9
Sales at public currency (millions)	205.1	192.9	393.5	370.8

Volume	6%		6%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	8%		8%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	8%		8%
Foreign currency translation	(1)%		(2)%
Public currency sales change	6%		6%

Operating income at fixed currency (millions)	$ 38.8	$ 31.8	$ 68.9	$ 54.9
Operating income at public currency (millions)	38.9	32.3	69.1	55.4

Fixed currency operating income change	22%		26%
Fixed currency operating income margin	19.1%	16.8%	17.6%	15.2%
Acquisition adjusted fixed currency operating income change	22%		25%
Acquisition adjusted fixed currency operating margin	19.1%	16.8%	17.6%	15.2%
Public currency operating income change	20%		25%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Other segment increased in the second quarter and first six months of 2016, driven by both volume and pricing gains. All regions showed solid second quarter and first six months of 2016 fixed currency sales growth.

At an operating unit level, Pest Elimination fixed currency sales increased 8% in both the second quarter of 2016 and first six months of 2016, impacted by gains in the foodservice and food and beverage markets. Equipment Care sales increased 6% in the second quarter of 2016 and 8% in the first six months of 2016, driven largely by increases in service sales, impacted by productivity improvements and new customers.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Other segment increased 2.3 and 2.4 percentage points during the second quarter and the first six months of 2016, respectively, favorably impacted primarily by the combination of pricing gains and sales volume increases, partially offset by higher variable compensation costs.

Corporate

Consistent with our internal management reporting, the Corporate segment includes intangible asset amortization specifically from the Nalco merger. The Corporate segment also includes special (gains) and charges reported on the Consolidated Statement of Income. Items included within special (gains) and charges are shown in the table on page 31.

FINANCIAL POSITION AND LIQUIDITY

Financial Position

Total assets were $18.2 billion and $18.6 billion as of June 30, 2016 and December 31, 2015, respectively. The decrease in assets was driven primarily by the impact of additional netting as a result of adopting the accounting guidance related to the presentation of deferred tax assets and liabilities, as discussed in Note 1 and the impact of intangible asset amortization.

Total liabilities were $11.6 billion as of June 30, 2016 and $11.7 billion as of December 31, 2015. Total debt was $6.8 billion as of June 30, 2016 and $6.5 billion as of December 31, 2015.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. We view our net debt to EBITDA and net debt to adjusted EBITDA ratios as important indicators of our creditworthiness.

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

	June 30
	2016	2015
(ratio)
Net debt to EBITDA	2.8	2.5
Net debt to adjusted EBITDA	2.3	2.4

(millions)
Net Debt
Total debt	$ 6,846.9	$ 7,287.4
Cash	167.4	310.6
Net debt	$ 6,679.5	$ 6,976.8

EBITDA
Net income including non-controlling interest	$ 968.6	$ 1,256.9
Provision for income taxes	299.9	411.5
Interest expense, net	251.3	249.0
Depreciation	549.7	567.8
Amortization	295.4	304.5
EBITDA	2,364.9	2,789.7

Special (gains) and charges impacting EBITDA	504.8	137.5
Adjusted EBITDA	$ 2,869.7	$ 2,927.2

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2016	2015	Change
Cash provided by operating activities	$ 874.8	$ 636.6	$ 238.2

Year-over-year comparability was positively impacted primarily by improved working capital (accounts receivable, inventory and accounts payable) metrics, with the increase in comparable pension contributions offset by lower comparable income tax payments. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	Six Months Ended
	June 30
(millions)	2016	2015	Change
Cash used for investing activities	$ (323.9)	$ (340.0)	$ 16.1

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was generally consistent comparing the first six months of 2016 against the first six months of 2015. See Note 3 for further information on our business acquisition activity.

Financing Activities

	Six Months Ended
	June 30
(millions)	2016	2015	Change
Cash used for financing activities	$ (477.2)	$ (184.0)	$ (293.2)

Our 2016 financing activities included the issuance of $400 million 2.00% and $400 million 3.25% senior notes and repayment of the remaining $125 million of our term loan borrowings. Our 2015 financing activities included the issuance of $300 million 1.55% and $300 million 2.25% senior notes, repayment of $250 million 4.88% senior notes and repayment of $125 million of term loan borrowings. During the first six months of 2016, net issuances and repayments of commercial paper and notes payable led to a net decrease of $342 million, compared to a net increase of $450 million during the first six months of 2015.

In February 2015, we announced a $1.0 billion share repurchase program, which was completed during the second quarter of 2016. During the first six months of 2016, we repurchased $638 million shares, including $300 million shares through an ASR program initiated in February 2016. During the first six months of 2015, we repurchased $726 million shares, including $300 million shares through an ASR program initiated in February 2015. See Note 10 for further discussion on our ASRs.

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

As of June 30, 2016, we had $167.4 million of cash and cash equivalents on hand, of which $143.0 million was held outside of the U.S.

As of June 30, 2016, we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of June 30, 2016 or December 31, 2015.

The credit facility supports our $2.0 billion U.S. commercial paper program and $200.0 million European commercial paper program. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of June 30, 2016, we had $273 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.7%, and no amounts outstanding under our European commercial paper program. As of June 30, 2016, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of June 30, 2016, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2015 disclosed total notes payable and long-term debt due within one year of $2.2 billion. As of June 30, 2016, the total notes payable and long-term debt due within one year decreased to $1.7 billion. The decrease reflected repayment of commercial paper borrowings and current maturities of long-term debt during the first six months of 2016.

Our gross liability for uncertain tax positions was $72 million as of June 30, 2016 and $75 million as of December 31, 2015. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 24% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity remained depressed during the first six months of 2016, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. We also experienced additional pricing headwinds in 2016 when compared to 2015. As a result of these conditions, we recorded charges related to inventory write-downs and related disposal costs, fixed asset charges, employee termination costs and other charges during the second quarter of 2016, as discussed further in Note 2.

Demand for oil and overall energy consumption has remained consistent.

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

Brexit Referendum

The June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies.

Brexit is non-binding; however, if passed into law, negotiations would commence to determine the future terms of the U.K.’s relationship with the European Union. The effects of Brexit will depend on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Volatility in exchange rates is expected to continue in the short term as the U.K. negotiates its exit from the European Union. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations.

For the six months ended June 30, 2016, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

Global Foreign Currency Markets

The U.S. dollar remained strong against most global currencies during the first six months of 2016, when compared against year ago levels, impacting our comparative results against 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with certain foreign currency exposures and our investments in foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In June 2016, subsequent to our fiscal second quarter end for international operations, we made a binding offer to acquire Anios, a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Based in Lille, France, Anios sales were approximately €220 million ($245 million) in 2015. The parties entered into a definitive purchase agreement in July 2016 following the sellers’ consultation with their French works councils. The transaction remains subject to clearance by applicable regulatory and competition authorities prior to closing. The transaction is expected to close in late 2016, subject to satisfaction of such contingencies.

In July 2016, we made a 33% minority investment in Aquatech International. Based in Canonsburg, PA, Aquatech is a global leader in the design and engineering of complex and comprehensive water treatment solutions that improve water quality and reduce net water usage. We determined that we exert significant influence over Aquatech and therefore will account for the investment using the equity method of accounting.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

•	Fixed currency sales
•	Acquisition adjusted fixed currency sales
•	Adjusted cost of sales
•	Adjusted gross margin
•	Adjusted operating income
•	Adjusted operating income margin
•	Adjusted fixed currency operating income
•	Adjusted fixed currency operating income margin
•	EBITDA
•	Adjusted EBITDA
•	Adjusted tax rate
•	Adjusted net income
•	Adjusted diluted EPS

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

Our non-GAAP financial measures for cost of sales, gross margin and operating income exclude the impact of special (gains) and charges, and our non-GAAP measures for tax rate, net income attributable to Ecolab and diluted earnings per share further exclude the impact of discrete tax items. We include in special gains and charges items that are unusual in nature and significant in amount. Both special (gains) and charges and discrete tax items can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs associated with historical trends and future results.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2016. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar, which was the approximate conversion rate for SIMADI at year end 2015. Fixed currency sales, acquisition adjusted fixed currency sales, adjusted fixed currency operating income and adjusted fixed currency operating income margin measures eliminate the impact of exchange rate fluctuations on our international sales, acquisition adjusted sales and adjusted operating income, respectively, and promote a better understanding of our sales and operating income trends from underlying business performance.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our restructuring initiatives; contingent consideration obligations; payments and contributions to pension and post-retirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; borrowing capacity; impact of oil price fluctuations including regarding sales, performance compared to market and future prospects; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; and nonperformance of financial counterparties.

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

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2015, and include the vitality of the markets we serve including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to attract and retain high caliber management talent to lead our business; our ability to execute key business initiatives; potential information technology infrastructure failures or breaches in data security; exposure to global economic, political and legal risks related to our international operations including with respect to our operations in Russia; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; our ability to develop competitive advantages through innovation; difficulty in procuring raw materials or fluctuations in raw material costs; our substantial indebtedness; our ability to acquire complementary businesses and to effectively integrate such businesses; restraints on pricing flexibility due to contractual obligations; pressure on operations from consolidation of customers, vendors or competitors; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential loss of deferred tax assets; changes in tax law and unanticipated tax liabilities; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement and Notice of Violation related to Ecolab’s facility in Fresno, TX on August 29, 2014, alleging violations of the facility’s air permits and various state and federal air laws. On June 24, 2015, the TCEQ issued a draft consent decree to Ecolab for certain violations, with the TCEQ ultimately seeking an administrative penalty of approximately $850,000. The company signed an Agreed Order with the TCEQ on May 2, 2016 to pay this penalty, which is subject to approval by the TCEQ, and simultaneously paid the first installment of approximately $425,000. The final installment will be paid upon approval of the Agreed Order by the TCEQ.

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on pages 42-43 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the aforementioned Form 10-K.

Our results are impacted by general worldwide economic factors.

Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Additionally, the June 2016 Brexit vote  resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies, and the possibility for referendum by other EU member states may lead to further market volatility.  Other regions of the world, including emerging market areas, also expose us to foreign currency risk. For example, as a result of the increasing currency controls, importation restrictions, workforce regulations, pricing constraints and local capitalization requirements, we deconsolidated our Venezuelan subsidiaries effective as of the end of the fourth quarter of 2015. Prior to deconsolidation, across the second through fourth quarters of 2015, we devalued our Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and Energy operating units. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2015, approximately 48% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	tariffs and trade barriers;
•	export duties and quotas;
•	changes in the availability and pricing of raw materials, energy and utilities;
•	changes in local economic conditions;
•	changes in laws and regulations, including the imposition of economic sanctions affecting commercial transactions in countries such as the Russian Federation;
•	impact from Brexit and the possibility for referendum in other EU member states;
•	difficulties in managing international operations and the burden of complying with foreign laws;
•	requirements to include local ownership or management in our business;
•	economic and business objectives that differ from those of our joint venture partners;
•	exposure to possible expropriation, nationalization or other government actions;
•	restrictions on our ability to repatriate dividends from our subsidiaries;
•	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and
•	countries whose governments have been hostile to U.S.-based businesses.

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

We are a defendant in four wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law that have either been certified for class treatment or are seeking such certification. While two of the lawsuits have been tentatively settled, there can be no assurance that pending or future wage hour lawsuits can be successfully defended or settled.

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

On November 28, 2012, the Federal Court in the MDL entered an order dismissing all claims against Nalco. Because claims remain pending against other defendants, the Court’s decision is not a “final judgment” for purposes of appeal. Plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision. We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation. However, if an appeal by plaintiffs in these lawsuits is brought and won, these suits could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

In May 2016, Nalco was named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill.  The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.  These actions have been consolidated in the MDL and we expect they will be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

Nalco continues to sell the COREXIT oil dispersant product and could be exposed to future lawsuits from the use of such product. We cannot predict the potential for future litigation with respect to such sales. However, if one or more of such lawsuits are brought and won, these suits could have a material adverse impact on our financial results.

Changes in tax laws and unanticipated tax liabilities could adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States and elsewhere, such as interpretations as to the legality of tax advantages granted under the European Union state aid rules. We are also impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Any increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
April 1-30, 2016	620,145	112.8823	602,849	19,150,093
May 1-31, 2016	529,098	116.7520	520,244	18,629,849
June 1-30, 2016	1,207,960	118.9262	1,205,991	17,423,858
Total	2,357,203	116.8481	2,329,084	17,423,858

(1)

Includes 28,119 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)

As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. We also announced on February 24, 2015 a $1.0 billion share repurchase program under the existing share repurchase authorizations, which was completed during the second quarter of 2016.  Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase programs.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	The following documents are filed as exhibits to this report:

(10.1)	Declaration of Amendment dated May 5, 2016 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.

(15.1)	Letter regarding unaudited interim financial information.

(31.1)	Rule 13a - 14(a) Certifications.

(32.1)	Section 1350 Certifications.

(101.1)	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: August 4, 2016	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10.1)	Declaration of Amendment dated May 5, 2016 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.