Form 10-Q
period 2016-09-30
ECOLAB INC.
filed 2016-11-03
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2016.

291,551,991 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2016	2015	2016	2015

Net sales	$ 3,386.1	$ 3,446.4	$ 9,800.7	$ 10,133.1
Operating expenses
Cost of sales (including special charges (a))	1,737.2	1,820.0	5,153.8	5,391.8
Selling, general and administrative expenses	1,071.6	1,070.7	3,253.1	3,286.7
Special (gains) and charges	3.2	142.7	35.7	216.1
Operating income	574.1	413.0	1,358.1	1,238.5
Interest expense, net	64.9	57.6	196.3	181.3
Income before income taxes	509.2	355.4	1,161.8	1,057.2
Provision for income taxes	129.7	105.3	286.7	262.9
Net income including noncontrolling interest	379.5	250.1	875.1	794.3
Net income attributable to noncontrolling interest (including special charges (a))	5.4	(7.7)	11.8	1.1
Net income attributable to Ecolab	$ 374.1	$ 257.8	$ 863.3	$ 793.2

Earnings attributable to Ecolab per common share
Basic	$ 1.28	$ 0.87	$ 2.95	$ 2.67
Diluted	$ 1.27	$ 0.86	$ 2.91	$ 2.63

Dividends declared per common share	$ 0.350	$ 0.330	$ 1.050	$ 0.990

Weighted-average common shares outstanding
Basic	291.6	295.2	292.8	296.5
Diluted	295.7	300.0	297.1	301.5

(a)

Cost of sales includes special charges of $23.8 in the third quarter of 2015, and $61.9 and $35.4 in the first nine months of 2016 and 2015, respectively. Net income (loss) attributable to noncontrolling interest includes special charges of $11.1 in both the third quarter and the first nine months of 2015.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Third Quarter Ended		Nine Months Ended
(millions)	September 30		September 30
	2016	2015	2016	2015

Net income including noncontrolling interest	$ 379.5	$ 250.1	$ 875.1	$ 794.3

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	17.2	(211.5)	(1.3)	(556.3)
Gain (loss) on net investment hedges	(1.2)	(12.0)	(29.1)	66.8
	16.0	(223.5)	(30.4)	(489.5)

Derivatives and hedging instruments	(9.5)	7.2	(40.2)	12.1

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	5.6	7.5	16.7	23.6
Postretirement benefits changes	30.9	-	30.9	-
	36.5	7.5	47.6	23.6

Subtotal	43.0	(208.8)	(23.0)	(453.8)

Total comprehensive income, including noncontrolling interest	422.5	41.3	852.1	340.5
Comprehensive income (loss) attributable to noncontrolling interest	8.0	(7.0)	17.8	-
Comprehensive income attributable to Ecolab	$ 414.5	$ 48.3	$ 834.3	$ 340.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

(millions, except shares and per share amounts)	September 30	December 31
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$ 180.6	$ 92.8
Accounts receivable, net	2,349.6	2,390.2
Inventories	1,342.4	1,388.2
Deferred income taxes	-	250.0
Other current assets	299.4	326.3
Total current assets	4,172.0	4,447.5
Property, plant and equipment, net	3,292.9	3,228.3
Goodwill	6,515.5	6,490.8
Other intangible assets, net	3,914.3	4,109.2
Other assets	484.1	365.9
Total assets	$ 18,378.8	$ 18,641.7

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 1,571.2	$ 2,205.3
Accounts payable	1,022.7	1,049.6
Compensation and benefits	505.8	509.0
Income taxes	83.3	52.2
Other current liabilities	991.0	948.3
Total current liabilities	4,174.0	4,764.4
Long-term debt	5,091.4	4,260.2
Postretirement health care and pension benefits	914.5	1,117.1
Deferred income taxes	1,030.7	1,281.2
Other liabilities	226.4	238.4
Total liabilities	11,437.0	11,661.3

Equity (a)
Common stock	352.3	350.3
Additional paid-in capital	5,236.1	5,086.1
Retained earnings	6,716.7	6,160.3
Accumulated other comprehensive loss	(1,452.3)	(1,423.3)
Treasury stock	(3,983.2)	(3,263.5)
Total Ecolab shareholders’ equity	6,869.6	6,909.9
Noncontrolling interest	72.2	70.5
Total equity	6,941.8	6,980.4
Total liabilities and equity	$ 18,378.8	$ 18,641.7

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 291.6 million shares outstanding at September 30, 2016, 296.0 million shares outstanding at December 31, 2015. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
(millions)	September 30
	2016	2015
OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 875.1	$ 794.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	420.9	422.7
Amortization	217.2	224.4
Deferred income taxes	(55.3)	(176.2)
Share-based compensation expense	67.7	60.1
Excess tax benefits from share-based payment arrangements	(39.5)	(36.2)
Pension and postretirement plan contributions	(207.0)	(54.0)
Pension and postretirement plan expense	43.1	87.0
Restructuring charges, net of cash paid	(48.1)	(9.9)
Venezuelan charges	-	165.9
Loss on sale of business	-	13.7
Asset charges and write-downs	50.9	-
Other, net	11.9	2.2
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	37.8	(11.6)
Inventories	34.6	(77.4)
Other assets	(14.0)	(79.8)
Accounts payable	(37.6)	(63.9)
Other liabilities	134.0	133.9
Cash provided by operating activities	1,491.7	1,395.2

INVESTING ACTIVITIES
Capital expenditures	(478.6)	(551.6)
Capitalized software expenditures	(32.2)	(24.7)
Property and other assets sold	29.6	10.2
Acquisitions and investments in affiliates, net of cash acquired	(44.7)	(129.5)
Divestiture of businesses	-	0.3
Release from acquisition related escrow	-	44.4
Restricted cash activity	(55.9)	-
Settlement of net investment hedges	-	101.8
Cash used for investing activities	(581.8)	(549.1)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	(522.4)	(227.4)
Long-term debt borrowings	793.8	1,225.0
Long-term debt repayments	(130.5)	(884.2)
Reacquired shares	(737.8)	(727.8)
Dividends paid	(324.5)	(301.6)
Exercise of employee stock options	62.3	57.8
Excess tax benefits from share-based payment arrangements	39.5	36.2
Acquisition related liabilities and contingent consideration	(3.8)	(0.8)
Cash used for financing activities	(823.4)	(822.8)

Effect of exchange rate changes on cash and cash equivalents	1.3	(48.1)

Increase (decrease) in cash and cash equivalents	87.8	(24.8)
Cash and cash equivalents, beginning of period	92.8	209.6
Cash and cash equivalents, end of period	$ 180.6	$ 184.8

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2016 and 2015 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the company for the third quarter and nine months ended September 30, 2016 and 2015 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 3, 2016 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Cost of sales
Restructuring activities	$ -	$ -	$ 0.9	$ 2.2
Energy related charges	-	-	51.0	-
Fixed asset impairment and other inventory charges	-	-	10.0	-
Venezuela related activities	-	23.8	-	33.2
Subtotal	-	23.8	61.9	35.4

Special (gains) and charges
Restructuring activities	(7.7)	12.1	(6.8)	33.1
Champion and Nalco integration costs	-	4.7	-	14.9
Energy related charges	-	-	12.6	-
Venezuela related activities	-	111.9	(7.8)	132.7
Other	10.9	14.0	37.7	35.4
Subtotal	3.2	142.7	35.7	216.1

Operating income subtotal	3.2	166.5	97.6	251.5

Net income attributable to noncontrolling interest
Venezuela related activities	-	(11.1)	-	(11.1)

Total special (gains) and charges	$ 3.2	$ 155.4	$ 97.6	$ 240.4

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the company’s internal management reporting.

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

Restructuring activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

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

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. The company recorded net gains of $0.4 million ($0.2 million after tax) and net charges of $0.9 million ($0.6 million after tax) during the third quarter of 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, the company recorded net charges of $4.2 million ($2.4 million after tax) and $15.0 million ($10.5 million after tax), respectively.

Restructuring activity related to the Energy Restructuring Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2015 Activity
Recorded expense and accrual	$55.6	$13.2	$15.3	$84.1
Net cash payments	(44.3)	3.9	(2.1)	(42.5)
Non-cash charges	-	(17.1)	-	(17.1)
Effect of foreign currency translation	0.4	-	-	0.4
Restructuring liability, December 31, 2015	11.7	-	13.2	24.9

2016 Activity
Recorded expense (income) and accrual	(0.8)	0.8	4.2	4.2
Net cash payments	(5.6)	-	(6.7)	(12.3)
Non-cash charges	-	(0.8)	-	(0.8)
Restructuring liability, September 30, 2016	$5.3	$-	$10.7	$16.0

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

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. The company recorded net gains of $7.3 million ($7.0 million after tax) and $10.1 million ($9.7 million after tax) during the third quarter and first nine months of 2016. The company recorded net charges of $11.2 million ($9.4 million after tax) and $20.2 million ($15.7 million after tax), during the third quarter and first nine months of 2015, respectively.

Restructuring activity related to the Combined Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2015 Activity
Recorded expense and accrual	$349.7	$6.1	$48.4	$404.2
Net cash payments	(281.3)	16.3	(38.1)	(303.1)
Non-cash net charges	0.6	(22.4)	(4.7)	(26.5)
Effect of foreign currency translation	(9.4)	-	-	(9.4)
Restructuring liability, December 31, 2015	59.6	-	5.6	65.2

2016 Activity
Recorded expense (income) and accrual	0.2	(10.1)	(0.2)	(10.1)
Net cash payments	(26.4)	22.3	(3.6)	(7.7)
Non-cash net charges	-	(12.2)	-	(12.2)
Effect of foreign currency translation	2.4	-	-	2.4
Restructuring liability, September 30, 2016	$35.8	$-	$1.8	$37.6

Asset disposals in 2016 include gains from the sale of certain facilities, during the second and third quarters, related to previous restructuring actions at these locations. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. The company anticipates the remaining cash expenditures will continue to be funded from operating activities.

Non-Restructuring Special (Gains) and Charges

Energy Related Charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on the company’s business outlook, the company recorded total charges of $63.6 million ($42.9 million after tax) during the second quarter of 2016, comprised of inventory write-downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No additional charges were recorded during the third quarter of 2016.

The inventory write-downs and related disposal costs of $31.1 million include lower of cost or market adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of the company’s North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the third quarter of 2016, the company had $9.3 million of corresponding severance remaining to be paid, which is expected to paid in the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

See discussion of the company’s goodwill and intangible asset impairment review in Note 6.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, the company deconsolidated its Venezuelan subsidiaries. Prior to deconsolidation, the company remeasured its Venezuelan bolivar operations within its Water, Paper, Food & Beverage, Institutional and the bolivar portion of its Venezuelan Energy operating units from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the Marginal Currency System (“SIMADI”) rate at the time of approximately 200 bolivares to 1 U.S. dollar and recorded devaluation charges of $124.6 million ($124.6 million after tax) and $154.8 million ($154.8 million after tax) during the third quarter and first nine months of 2015, respectively. As a result of the ownership structure of the company’s Food & Beverage and Institutional operations in Venezuela, it reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

During the second quarter of 2016 the company recorded a gain of $7.8 million ($4.9 million after tax) resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation. No additional gains or charges were recorded during the third quarter of 2016.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and the company did not incur any special charges related to such transactions during the first nine months of 2016. As a result of the Champion acquisition, the company incurred charges of $3.9 million ($2.4 million after tax) and $13.4 million ($8.4 million after tax) during the third quarter and the first nine months of 2015, respectively. As a result of the Nalco merger, the company incurred charges of $0.8 million ($0.6 million after tax) and $1.5 million ($1.2 million after tax) during the third quarter and the first nine months of 2015, respectively.

Other special (gains) and charges

During the second quarter of 2016, the company recorded a charge of $10.0 million ($6.3 million after tax) related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets. Subsequent to the charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include lower of cost or market adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products. No additional charges were recorded during the third quarter of 2016.

The company also recorded charges of $10.9 million ($6.6 million after tax) and $37.7 million ($23.8 million after tax) during the third quarter and first nine months of 2016, respectively, primarily consisting of litigation related and other charges.

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

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

Acquisitions during the first nine months of 2016 and all of 2015 were not material to the company’s consolidated financial statements. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisitions. Based upon purchase price allocations, the components of the aggregate purchase prices of completed acquisitions and immaterial purchase price adjustments during the third quarter and first nine months of 2016 and 2015 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Net tangible assets acquired and equity method investments	$ 35.3	$ 49.4	$ 46.0	$ 52.9

Identifiable intangible assets
Customer relationships	-	25.6	2.5	28.2
Patents	-	13.5	-	13.5
Trademarks	-	3.5	-	3.6
Other technology	-	-	-	2.7
Total intangible assets	-	42.6	2.5	48.0

Goodwill	-	83.5	3.9	90.2
Total aggregate purchase price	35.3	175.5	52.4	191.1

Acquisition related liabilities and contingent consideration	0.4	(60.7)	(3.9)	(60.8)
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$ 35.7	$ 114.8	$ 48.5	$ 130.3

In July 2016, the company made a 33% minority investment in Aquatech International LLC (“Aquatech”). Based in Canonsburg, PA, Aquatech is a global leader in the design and engineering of complex and comprehensive water treatment solutions that improve water quality and reduce net water usage. The company determined that it exerts significant influence, but less than controlling interest, over Aquatech and therefore will account for the investment using the equity method of accounting.

Amounts within the 2016 columns of the previous table, including acquisition related liabilities, also relate to the purchase of certain assets of Keedak Limited, an oilfield chemical distributor in Nigeria, final purchase price allocations for the Jianghai Environmental Protection Co. Ltd (“Jianghai”) acquisition, which was acquired in June 2015, and payments of settled liabilities from previous transactions.

Amounts within the 2015 columns of the previous table primarily relate to the acquisitions of Jianghai, Clariant AG, Aseptix Health Sciences NV and Commercial Pest Control Pty Ltd.

The weighted average useful lives of identifiable intangible assets acquired during the first nine months of 2016 and 2015, as shown in the previous table, were 5 and 15 years, respectively.

Pending Acquisitions

In June 2016, the company made a binding offer to acquire Laboratoires Anios (“Anios”), a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Based in Lille, France, Anios sales were approximately €220 million ($245 million) in 2015. The parties entered into a definitive purchase agreement in the third quarter of 2016, following the sellers’ consultation with their French works councils. The transaction remains subject to clearance by applicable regulatory and competition authorities prior to closing. The transaction is expected to close in late 2016, subject to satisfaction of such contingencies, with the acquiring entity expected to be an international subsidiary of the company. The company deposited €50 million ($56 million) in an escrow account that will be released back to the company upon closing of the transaction. As shown within Note 4, this was recorded as restricted cash within Other Assets on the Consolidated Balance Sheet.

Dispositions

There were no business dispositions during the first nine months of 2016.

In June 2015, the company sold a portion of its Ecovation business, resulting in a loss of $13.7 million ($8.6 after tax), recorded in special (gains) and charges. The business was part of the company’s Global Industrial reportable segment.

4. BALANCE SHEET INFORMATION

	September 30	December 31
(millions)	2016	2015
Accounts receivable, net
Accounts receivable	$ 2,424.5	$ 2,465.5
Allowance for doubtful accounts	(74.9)	(75.3)
Total	$ 2,349.6	$ 2,390.2

Inventories
Finished goods	$ 910.4	$ 929.6
Raw materials and parts	415.1	440.9
Inventories at FIFO cost	1,325.5	1,370.5
FIFO cost to LIFO cost difference	16.9	17.7
Total	$ 1,342.4	$ 1,388.2

Other current assets
Prepaid assets	$ 111.4	$ 94.6
Taxes receivable	120.8	137.6
Derivative assets	25.3	58.7
Other	41.9	35.4
Total	$ 299.4	$ 326.3

Property, plant and equipment, net
Land	$ 216.1	$ 223.7
Buildings and leasehold improvements	1,086.3	996.0
Machinery and equipment	1,990.0	1,896.7
Merchandising and customer equipment	2,212.2	1,988.1
Capitalized software	506.0	479.9
Construction in progress	355.6	371.1
	6,366.2	5,955.5
Accumulated depreciation	(3,073.3)	(2,727.2)
Total	$ 3,292.9	$ 3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,256.5	$ 3,232.3
Trademarks	303.8	303.6
Patents	442.3	433.4
Other technology	209.8	213.5
	4,212.4	4,182.8
Accumulated amortization
Customer relationships	(1,115.6)	(945.1)
Trademarks	(120.2)	(104.7)
Patents	(150.3)	(129.0)
Other technology	(142.0)	(124.8)
	(1,528.1)	(1,303.6)
Net intangible assets subject to amortization	2,684.3	2,879.2
Total	$ 3,914.3	$ 4,109.2

Other assets
Deferred income taxes	$ 95.7	$ 58.3
Pension	34.5	28.0
Derivative assets	5.6	42.7
Restricted cash	55.8	-
Other	292.5	236.9
Total	$ 484.1	$ 365.9

	September 30	December 31
(millions)	2016	2015
Other current liabilities
Discounts and rebates	$ 287.1	$ 270.5
Dividends payable	102.0	103.6
Interest payable	70.3	24.2
Taxes payable, other than income	114.0	110.5
Derivative liabilities	44.3	31.5
Restructuring	43.2	73.9
Other	330.1	334.1
Total	$ 991.0	$ 948.3

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$ (31.2)	$ 9.0
Unrecognized pension and postretirement benefit expense, net of tax	(435.4)	(486.9)
Cumulative translation, net of tax	(985.7)	(945.4)
Total	$ (1,452.3)	$ (1,423.3)

5. DEBT AND INTEREST

The following table provides the components of the company’s short-term debt obligations as of September 30, 2016 and December 31, 2015.

	September 30	December 31
	2016	2015
(millions)
Short-term debt
Commercial paper	$ 101.5	$ 605.0
Notes payable	12.8	30.9
Long-term debt, current maturities	1,456.9	1,569.4
Total	$ 1,571.2	$ 2,205.3

As of September 30, 2016, the company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the company’s $2.0 billion U.S. commercial paper program and the company’s $2.0 billion European commercial paper program.

During the third quarter of 2016, the company amended its existing $200.0 million European commercial paper program by, among other things, increasing the aggregate amount of the euro commercial paper notes that may be issued from $200.0 million to $2.0 billion. The maximum aggregate amount of commercial paper that may be issued by the company under its U.S. commercial paper program and its euro commercial paper program may not exceed $2.0 billion.

The company’s U.S. commercial paper program, as shown in the previous table, had $101.5 million and $605.0 million outstanding as of September 30, 2016 and December 31, 2015, respectively. The company had no commercial paper outstanding under its European program as of either September 30, 2016 or December 31, 2015.

The following table provides the components of the company’s long-term debt obligations, including current maturities, as of September 30, 2016 and December 31, 2015.

	Maturity	September 30	December 31
(millions)	by Year	2016	2015
Long-term debt
Description / 2016 Principal Amount
Term loan ($0)	2016	$ -	$ 125.0
Series B private placement senior notes (€175 million)	2016	195.2	184.9
Five year 2011 senior notes ($1.25 billion)	2016	1,249.4	1,247.3
Five year 2012 senior notes ($500 million)	2017	499.8	497.9
Three year 2015 senior notes ($300 million)	2018	299.4	297.8
Series A private placement senior notes ($250 million)	2018	250.9	248.6
Three year 2016 senior notes ($400 million)	2019	399.3	-
Five year 2015 senior notes ($300 million)	2020	298.5	298.1
Ten year 2011 senior notes ($1.25 billion)	2021	1,244.5	1,243.7
Series B private placement senior notes ($250 million)	2023	249.2	249.1
Seven year 2016 senior notes ($400 million)	2023	396.9	-
Ten year 2015 senior notes (€575 million)	2025	636.0	601.8
Thirty year 2011 senior notes ($750 million)	2041	738.7	738.3
Capital lease obligations		5.4	5.6
Other		85.1	91.5
Total debt		6,548.3	5,829.6
Long-term debt, current maturities		(1,456.9)	(1,569.4)
Total long-term debt		$ 5,091.4	$ 4,260.2

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

Subsequent to the end of the third quarter, in October 2016, the company issued $1.0 billion of debt securities consisting of a $750 million aggregate principal ten year fixed rate note with a coupon rate of 2.70% and a $250 million aggregate principal thirty year fixed rate note with a coupon rate of 3.70%. The proceeds are expected to be used to repay commercial paper, and together with additional commercial paper borrowings, repay the company’s 3.00% senior notes due at maturity in December 2016.

The series of notes issued by the company in January 2016 and October 2016, pursuant to public debt offerings (the “Public Notes”) may be redeemed by the company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The Public Notes are senior unsecured and unsubordinated obligations of the company and rank equally with all other senior and unsubordinated indebtedness of the company.

Other Debt

During the first quarter of 2015, the company acquired the beneficial interest in the trust owning the leased Naperville facility resulting in debt assumption of $100.2 million and the addition of $135.2 million in property, plant and equipment. Cash paid as a result of the transaction was $19.8 million. The assumed debt, which has been reduced by payment activity, is reflected within the "Other" line of the table above. The assumption of debt and the majority of the property, plant and equipment addition represent non-cash financing and investing activities, respectively.

Covenants

The company is in compliance with its debt covenants as of September 30, 2016.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and the first nine months of 2016 and 2015 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Interest expense	$ 69.0	$ 61.6	$ 209.4	$ 190.3
Interest income	(4.1)	(4.0)	(13.1)	(9.0)
Interest expense, net	$ 64.9	$ 57.6	$ 196.3	$ 181.3

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

The changes in the carrying amount of goodwill for each of the company's reportable segments during the nine months ended September 30, 2016 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2015	$ 2,560.8	$ 662.7	$ 3,151.5	$ 115.8	$ 6,490.8
Current year business combinations (a)	-	-	0.6	-	0.6
Prior year business combinations (b)	3.5	-	(0.2)	-	3.3
Reclassifications (c)	3.5	(0.6)	(2.9)	-	-
Effect of foreign currency translation	8.1	2.1	10.2	0.4	20.8
September 30, 2016	$ 2,575.9	$ 664.2	$ 3,159.2	$ 116.2	$ 6,515.5

(a)	For 2016, none of the goodwill related to businesses acquired is expected to be tax deductible.
(b)	Represents purchase price allocation adjustments for 2015 acquisitions deemed preliminary as of December 31, 2015.
(c)	Represents immaterial reclassifications of beginning balances to conform to the current year presentation.

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

The company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter ended September 30, 2016 and 2015 was $71.9 million and $72.6 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2016 and 2015 was $217.2 million and $218.6 million, respectively. Estimated expense for the remaining three month period of 2016 related to other amortizable intangible assets is expected to be approximately $75 million.

During the second quarter of 2016, as a result of the continued pressures in the energy market, the company completed an evaluation of certain intangible assets subject to amortization, noting the sum of the undiscounted cash flows exceeded the carrying value of the identified asset group.

7. FAIR VALUE MEASUREMENTS

The company’s financial instruments include cash and cash equivalents, restricted cash, investments held in rabbi trusts, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts, interest rate swap agreements and long-term debt.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2016
September 30 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 1.3	$ 1.3	$ -	$ -
Foreign currency forward contracts	46.7	-	46.7	-
Interest rate swap agreements	5.1	-	5.1	-
Liabilities
Foreign currency forward contracts	52.5	-	52.5	-
Interest rate swap agreements	12.7	-	12.7	-
Contingent consideration	12.6	-	-	12.6

	2015
December 31 (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Investments held in rabbi trusts	$ 2.0	$ 2.0	$ -	$ -
Foreign currency forward contracts	111.2	-	111.2	-
Contingent consideration	0.3	-	-	0.3

Liabilities
Foreign currency forward contracts	35.9	-	35.9	-
Interest rate swap agreements	5.4	-	5.4	-
Contingent consideration	15.9	-	-	15.9

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the company’s expectations of various financial measures. The ultimate settlement of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Changes in the net fair value of contingent consideration for the nine months ended September 30, 2016 were as follows:

(millions)
Contingent consideration, December 31, 2015	$ 15.6
Amount recognized at transaction date	-
Losses (gains) recognized in earnings	(2.4)
Settlements	-
Foreign currency translation	(0.6)
Contingent consideration, September 30, 2016	$ 12.6

The carrying values of accounts receivable, accounts payable, cash and cash equivalents, restricted cash, commercial paper and notes payable approximate fair value because of their short maturities, and as such are classified within level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the company were:

	September 30		December 31
	2016		2015
	Carrying	Fair	Carrying	Fair
(millions)	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,548.3	$ 7,095.0	$ 5,829.6	$ 6,113.6

8. DERIVATIVES AND HEDGING TRANSACTIONS

The company uses foreign currency forward contracts, interest rate swap agreements and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in foreign operations. The company does not hold derivative financial instruments of a speculative nature or for trading purposes. The company records derivatives as assets and liabilities on the balance sheet at fair value. Changes in fair value are recognized immediately in earnings unless the derivative qualifies and is designated as a hedge. Cash flows from derivatives are classified in the statement of cash flows in the same category as the cash flows from the items subject to designated hedge or undesignated (economic) hedge relationships. The company evaluates hedge effectiveness at inception and on an ongoing basis. If a derivative is no longer expected to be effective, hedge accounting is discontinued. Hedge ineffectiveness, if any, is recorded in earnings.

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

Derivative Positions Summary

Certain of the company’s derivative transactions are subject to master netting arrangements that allow the company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented in the following table no cash collateral had been received or pledged related to the underlying derivatives.

The respective net amounts are included in other current assets, other non-current assets and other current liabilities on the Consolidated Balance Sheet.

The following table summarizes the gross fair value and the net value of the company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
(millions)	September 30	December 31	September 30	December 31
	2016	2015	2016	2015
Derivatives designated as hedging instruments
Foreign currency forward contracts	$ 33.7	$ 70.2	$ 32.6	$ 3.2
Interest rate swap agreements	5.1	-	12.7	5.4

Derivatives not designated as hedging instruments
Foreign currency forward contracts	13.0	41.0	19.9	32.7
Gross value of derivatives	51.8	111.2	65.2	41.3

Gross amounts offset in the Consolidated Balance Sheet	(20.9)	(9.8)	(20.9)	(9.8)
Net value of derivatives	$ 30.9	$ 101.4	$ 44.3	$ 31.5

The following table summarizes the notional values of the company’s outstanding derivatives.

Notional Values
	September 30	December 31
(millions)	2016	2015

Foreign currency forward contracts	$ 4,285	$ 4,029
Interest rate agreements	$ 2,075	$ 1,675
Net investment hedge contracts (a)	€ 65	€ 25

(a)	The net investment hedge contracts exclude the company’s euro denominated debt.

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

The company occasionally enters into treasury lock and forward starting interest rate swap agreements to manage interest rate exposure.

During 2016 and 2015, the company entered into treasury lock and forward starting interest rate swap agreements, respectively. The agreements were closed in October 2016, subsequent to the end of the third quarter, in conjunction with the debt issuance discussed in Note 5. Certain other forward starting interest rate swap agreements opened in 2015 were closed in January 2016, in conjunction with the debt issuance discussed in Note 5.

During 2014, the company entered into a series of forward starting interest rate swap agreements, which were subsequently closed, in connection with both its U.S. public debt issuance completed in January 2015 and its euro public debt issuance completed in July 2015. During 2011, the company entered into and subsequently closed a series of forward starting interest rate swap agreements in connection with the issuance of its private placement debt. During 2006, the company entered into and subsequently closed two forward starting interest rate swap agreements related to the issuance of its senior euro notes.

The agreements noted above were designated and effective as a cash flow hedge of the expected interest payments related to the anticipated future debt issuance. Amounts recorded in AOCI for the respective transactions above are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2016	2015	2016	2015
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$ (12.9)	$ 19.0	$ (40.4)	$ 38.9
Interest rate swap agreements	AOCI (equity)	1.4	7.7	(11.5)	1.2
	Total	$ (11.5)	$ 26.7	$ (51.9)	$ 40.1

		Third Quarter Ended		Nine Months Ended
(millions)		September 30		September 30
Gain (loss) recognized in income		2016	2015	2016	2015
Foreign currency forward contracts	Cost of sales	$ 5.0	$ 13.3	$ 26.6	$ 23.2
	SG&A	(0.7)	0.2	(20.3)	1.1
	Interest expense, net	-	1.4	2.9	1.4
	Subtotal	4.3	14.9	9.2	25.7

Interest rate swap agreements	Interest expense, net	(1.6)	(1.4)	(4.8)	(4.0)
	Total	$ 2.7	$ 13.5	$ 4.4	$ 21.7

Gains and losses recognized in income related to the ineffective portion of the company’s cash flow hedges were insignificant during the first nine months of 2016 and 2015.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2016	2015	2016	2015

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$ (7.6)	$ 7.6	$ 6.1	$ 9.5

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$ 7.6	$ (7.6)	$ (6.1)	$ (9.5)

Net Investment Hedges

The company designates its outstanding €175 million and €575 million (total of $837 million as of September 30, 2016) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to net investments the company has in certain euro denominated functional currency subsidiaries.

In addition to the euro denominated debt designated as net investment hedges, the company also occasionally enters into forward contracts to hedge an additional portion of its net investment in euro denominated functional currency subsidiaries. As noted in the table on page 17, the total notional value of which is €65 million as of September 30, 2016.

The revaluation gains and losses on the euronotes and of the forward contracts, which are designated and effective as hedges of the company’s net investments, have been included as a component of the cumulative translation adjustment account and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Revaluation gains (losses), net of tax	$ (1.2)	$ (12.0)	$ (29.1)	$ 66.8

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2016	2015	2016	2015
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ (12.0)	$ 7.1	$ (27.3)	$ 6.4
	Interest expense, net	1.0	(0.3)	(2.1)	(10.9)
	Total	$ (11.0)	$ 6.8	$ (29.4)	$ (4.5)

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

The following tables provide other comprehensive income information related to the company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the company’s derivatives and hedging transactions. See Note 13 for additional information related to the company’s pension and postretirement benefits activity.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (11.5)	$ 26.7	$ (51.9)	$ 40.1
(Gains) losses reclassified from AOCI into income
Cost of sales	(5.0)	(13.3)	(26.6)	(23.2)
SG&A	0.7	(0.2)	20.3	(1.1)
Interest expense, net	1.6	-	1.9	2.6
	(2.7)	(13.5)	(4.4)	(21.7)
Translation and other insignificant activity	0.1	0.2	0.1	(0.3)
Tax impact	4.6	(6.2)	16.0	(6.0)
Net of tax	$ (9.5)	$ 7.2	$ (40.2)	$ 12.1

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	10.8	14.5	32.6	43.5
Prior service costs	(2.0)	(1.7)	(6.0)	(5.4)
Postretirement benefits changes	50.0	-	50.0	-
	58.8	12.8	76.6	38.1
Tax impact	(22.3)	(5.3)	(29.0)	(14.5)
Net of tax	$ 36.5	$ 7.5	$ 47.6	$ 23.6

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
(millions)
Derivative losses reclassified from AOCI into income, net of tax	$ (2.0)	$ (10.5)	$ (3.5)	$(16.9)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$ 5.6	$ 7.5	$ 16.7	$23.6

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

As of September 30, 2016, 16,772,526 shares remained to be repurchased under the company’s repurchase authorization. The company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

The final per share purchase price and the total number of shares to be repurchased under both 2016 and 2015 ASR agreements generally were based on the volume-weighted average price of the company’s common stock during the term of the agreements. Upon final settlement of the two ASR agreements, under certain circumstances, the financial institutions were obligated to deliver additional shares to the company or the company was obligated to deliver additional shares of common stock or make a cash payment, at the company’s election, to the financial institutions.

In connection with the finalization of the ASR agreement in April 2015, the company received an additional 555,511 shares of common stock. In connection with the finalization of the ASR agreement in May 2016, the company received an additional 232,012 shares of common stock.

All shares acquired under the ASR agreements were recorded as treasury stock.

During their respective open periods in 2015 and 2016, neither of the ASRs was dilutive to the company’s earnings per share calculations, nor did they trigger the two-class earnings per share methodology. Additionally, the unsettled portion of ASRs during their respective open periods met the criteria to be accounted for as a forward contract indexed to the company’s stock and qualified as equity transactions.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the company’s common stock outstanding used to calculate earnings per share, the impact of which was not material.

Share Repurchases

During the first nine months of 2016, the company reacquired 6,467,382 shares of its common stock, of which 6,126,033 related to share repurchases through open market or private purchases, including the February 2016 ASR discussed above, and 341,349 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2015, the company reacquired 6,666,403 shares of its common stock, of which 6,267,699 related to share repurchases through open market or private purchases, including the February 2015 ASR discussed above, and 398,704 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2016	2015	2016	2015

Net income attributable to Ecolab	$ 374.1	$ 257.8	$ 863.3	$ 793.2

Weighted-average common shares outstanding
Basic	291.6	295.2	292.8	296.5
Effect of dilutive stock options and units	4.1	4.8	4.3	5.0
Diluted	295.7	300.0	297.1	301.5

Basic EPS	$ 1.28	$ 0.87	$ 2.95	$ 2.67
Diluted EPS	$ 1.27	$ 0.86	$ 2.91	$ 2.63

Anti-dilutive securities excluded from the computation of EPS	1.7	1.6	1.7	1.6

12. INCOME TAXES

The company’s tax rate was 25.5% and 29.6% for the third quarter of 2016 and 2015, respectively and 24.7% and 24.9% for the first nine months of 2016 and 2015, respectively. The changes in the company’s tax rate for the third quarter and first nine months of 2016 compared to third quarter and first nine months of 2015 were primarily driven by the tax rate impact of discrete tax items and special gains and charges, with lesser impacts from changes in the geographic mix of income, the permanent enactment of the R&D credit during the fourth quarter of 2015 and global tax planning strategies.

The company recognized net expense related to discrete tax items of $4.5 million during the third quarter of 2016 and net expense related to discrete tax items of $3.6 million during the first nine months of 2016. Third quarter net expense was driven primarily by recognizing adjustments from filing the company’s 2015 U.S. federal income tax return, partially offset by settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of an updated tax rate in an international jurisdiction. Net expense related to discrete tax items for the first nine months of 2016 was also impacted by adjustments to deferred tax asset and liability positions and the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

The company recognized net benefits related to discrete tax items of $19.2 million during the third quarter of 2015 and $56.0 million during the first nine months of 2015. Third quarter net benefits related to discrete items were driven primarily by the release of valuation allowances, and a refund claim for taxes paid in a prior period resulting from updated Internal Revenue Service (“IRS”) regulations. These benefits were offset partially by recognizing adjustments from filing the company’s 2014 U.S. federal income tax return. Net benefits related to discrete tax items for the first nine months of 2015 were also impacted by the ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary and by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30, 2016 and 2015 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Service cost	$ 16.8	$ 19.1	$ 7.0	$ 8.2	$ 0.8	$ 0.9
Interest cost on benefit obligation	20.4	22.8	8.0	10.1	2.0	2.4
Expected return on plan assets	(35.9)	(33.2)	(13.3)	(14.0)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	7.7	12.1	3.6	3.9	(0.4)	(1.5)
Amortization of prior service cost (benefit)	(1.7)	(1.7)	(0.2)	-	(0.1)	-
Total expense	$ 7.3	$ 19.1	$ 5.1	$ 8.2	$ 2.1	$ 1.6

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30, 2016 and 2015 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Service cost	$ 50.3	$ 57.3	$ 20.9	$ 25.0	$ 2.3	$ 2.8
Interest cost on benefit obligation	61.2	68.4	24.0	30.2	6.1	7.2
Expected return on plan assets	(107.7)	(99.5)	(40.0)	(41.8)	(0.6)	(0.7)
Recognition of net actuarial (gain) loss	23.1	36.4	10.7	11.7	(1.2)	(4.6)
Amortization of prior service cost (benefit)	(5.2)	(5.2)	(0.6)	(0.1)	(0.2)	(0.1)
Total expense	$ 21.7	$ 57.4	$ 15.0	$ 25.0	$ 6.4	$ 4.6

As of September 30, 2016, the company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. In April of 2016, the company made a $150 million voluntary contribution to its non-contributory qualified U.S. pension plan. During the first nine months of 2016, the company made payments of $11 million to its U.S. non-contributory non-qualified defined benefit plans and estimates that it will make payments of approximately an additional $3 million to such plans during the remainder of 2016.

The company contributed $33 million to its international pension benefit plans during the first nine months of 2016. The company estimates that it will contribute approximately an additional $9 million to such plans during the remainder of 2016.

During the first nine months of 2016, the company made payments of $13 million to its U.S. postretirement health care benefit plans and estimates that it will make payments of approximately an additional $5 million to such plans during the remainder of 2016.

During the third quarter ended September 30, 2016, the Compensation Committee of the company’s Board of Directors approved moving the U.S. postretirement healthcare plans to a Retiree Exchange approach, rather than the Employee Group Waiver Plan plus Wrap program, for post-65 retiree medical coverage beginning in 2018, and the company informed all eligible legacy Ecolab and legacy Nalco retirees of the change. As a result of the approval and communication to the beneficiaries, the Ecolab and Nalco plans were re-measured, resulting in a $50 million reduction of postretirement benefit obligations, with a corresponding impact to AOCI, net of tax. The remeasurement was completed using discount rates of 3.29% and 3.60%, respectively. Additionally, at the time of this remeasurement, the Nalco U.S. postretirement health care plan was merged with the Ecolab U.S. postretirement health care plan. As a result of these actions, the company’s U.S. postretirement health care costs are expected to decrease by $5 million for the remainder of 2016.

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

Eight of the company’s ten operating units have been aggregated into three reportable segments based on similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The company’s reportable segments are Global Industrial, Global Institutional and Global Energy. The company’s remaining operating units have been combined into the Other segment and do not meet the quantitative criteria to be separately reported. The company provides similar information for the Other segment as compared to its three reportable segments as the company considers the information regarding its two underlying operating units as useful in understanding its consolidated results.

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

The impact of the preceding changes on previously reported full year 2015 reportable segment net sales and operating income is summarized as follows:

	December 31, 2015
		Fixed	Venezuela
	Values at	Currency	Bolivar		Values at
(millions)	2015 Rates	Rate Change	Impact	Other	2016 Rates
Net Sales
Global Industrial	$ 4,857.8	$ (332.8)	$ (48.4)	$ 8.9	$ 4,485.5
Global Institutional	4,393.2	(170.5)	(3.6)	(8.2)	4,210.9
Global Energy	3,825.7	(253.6)	(100.6)	(0.7)	3,470.8
Other	773.4	(26.3)	-	-	747.1
Subtotal at fixed currency rates	13,850.1	(783.2)	(152.6)	-	12,914.3
Effect of foreign currency translation	(305.0)	783.2	152.6	-	630.8
Consolidated	$ 13,545.1	$ -	$ -	$ -	$ 13,545.1

Operating Income
Global Industrial	$ 692.7	$ (48.7)	$ (19.6)	$ 2.0	$ 626.4
Global Institutional	900.7	(22.8)	(0.3)	(1.0)	876.6
Global Energy	550.7	(44.2)	(40.9)	(0.1)	465.5
Other	132.0	(3.6)	-	(0.9)	127.5
Corporate	(670.8)	7.0	-	-	(663.8)
Subtotal at fixed currency rates	1,605.3	(112.3)	(60.8)	-	1,432.2
Effect of foreign currency translation	(44.0)	112.3	60.8	-	129.1
Consolidated	$ 1,561.3	$ -	$ -	$ -	$ 1,561.3

Reportable Segment Information

Financial information for each of the company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Net Sales
Global Industrial	$ 1,185.2	$ 1,168.0	$ 3,416.5	$ 3,308.9
Global Institutional	1,163.4	1,092.4	3,354.4	3,121.7
Global Energy	760.6	827.3	2,275.2	2,585.7
Other	210.5	195.0	601.5	555.9
Subtotal at fixed currency rates	3,319.7	3,282.7	9,647.6	9,572.2
Effect of foreign currency translation	66.4	163.7	153.1	560.9
Consolidated	$ 3,386.1	$ 3,446.4	$ 9,800.7	$ 10,133.1

Operating Income
Global Industrial	$ 199.8	$ 179.7	$ 499.8	$ 430.2
Global Institutional	266.8	256.9	707.9	651.7
Global Energy	100.9	111.1	238.8	325.2
Other	41.3	37.0	110.2	91.9
Corporate	(44.8)	(208.8)	(222.5)	(378.4)
Subtotal at fixed currency rates	564.0	375.9	1,334.2	1,120.6
Effect of foreign currency translation	10.1	37.1	23.9	117.9
Consolidated	$ 574.1	$ 413.0	$ 1,358.1	$ 1,238.5

The profitability of the company’s operating units is evaluated by management based on operating income. The company has no intersegment revenues.

Consistent with the company’s internal management reporting, Corporate amounts in the table above include amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 2, that are not allocated to the company’s reportable segments.

15. COMMITMENTS AND CONTINGENCIES

The company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The company also has contractual obligations related to lease commitments.

Insurance

Globally, the company has insurance policies with varying deductible levels for property and casualty losses. The company is insured for losses in excess of these deductibles, subject to policy terms and conditions and has recorded both a liability and an offsetting receivable for amounts in excess of these deductibles. The company is self-insured for health care claims for eligible participating employees, subject to certain deductibles and limitations. The company determines its liabilities for claims on an actuarial basis.

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

Matters Related to Wage Hour Claims

The company is a defendant in several pending wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law. Of these suits, two have been certified for class action status.

Ross (formerly Icard) v. Ecolab, U.S. District Court — Northern District of California, case no. C 13-05097 PJH, an action under California state law, has been certified for class treatment of California Institutional employees. The Court in Ross granted plaintiffs’ motion for partial summary judgment, finding that Institutional Route Sales Managers are not exempt from overtime pay under California wage and hour laws. This matter has been settled. The company has established an accrual to fund the settlement, which is not material to its results of operations or financial position.

In Martino v. Ecolab, United States District Court for the Northern District of California, case no. 5:14-cv-04358-PSG, an action under California state law, the Court has certified a class of California Institutional Territory Managers alleging violation of state wage and hour laws.  This matter has been tentatively settled, subject to court approval. The company has established an accrual to fund the settlement, which is not material to its results of operations or financial position.

The company is a defendant in four other wage hour lawsuits brought by Institutional Route Sales Managers seeking class certification of claims for overtime and other relief under federal or state laws. None of these matters are considered to be material to the company’s results of operations or financial position.

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

16. NEW ACCOUNTING PRONOUNCEMENTS

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018	The company is currently evaluating the impact of adoption.

ASU 2016-15 - Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments	August 2016	The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.	January 1, 2018	Presentation impact only related to eight specific cash flow items. The company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	June 2016	Amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities.	January 1, 2020	The company is evaluating the impact of adoption.

ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	March 2016

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

Simplifies the transition to equity method accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

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

Upon adoption, among other impacts, the company expects its reported provision for income taxes to become more volatile, dependent upon market prices and the volume of share-based compensation exercises and vestings.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessors for those leases classified as operating leases under previous guidance.	January 1, 2019	The company is evaluating the impact of adoption.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 2016

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2016, and the related consolidated statements of income and comprehensive income for the three-month and nine-months periods ended September 30, 2016 and 2015 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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
November 3, 2016

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

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan results of operations from both the current period and comparable period of the prior year.

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2016

Sales Performance

When comparing third quarter 2016 against third quarter 2015, sales performance was as follows:

•	Reported net sales decreased 2% to $3,386 million, fixed currency sales increased 1%, and acquisition adjusted fixed currency sales were flat.
•	Fixed currency sales for our Global Industrial segment increased 1% to $1,185 million, acquisition adjusted fixed currency sales increased 2%, led by growth in Food & Beverage.
•	Fixed currency sales for our Global Institutional segment increased 6% to $1,163 million, acquisition adjusted fixed currency sales increased 4%, led by growth in Specialty and Healthcare.
•	Fixed currency sales for our Global Energy segment decreased 8% to $761 million, as growth in the downstream business was more than offset by a decline in our upstream businesses.
•	Fixed currency sales for our Other segment sales increased 8% to $211 million, driven by sales growth in both Pest Elimination and Equipment Care.

Financial Performance

When comparing third quarter 2016 against third quarter 2015, financial performance was as follows:

•

Reported operating income increased 39% to $574 million. Excluding the impact of special (gains) and charges from both 2016 and 2015 reported results, our adjusted operating income was flat and our adjusted fixed currency operating income increased 5%. Acquisitions and divestitures negatively impacted our adjusted fixed currency operating income growth rate by approximately 1.9 percentage points.

•

Net income attributable to Ecolab increased 45% to $374.1 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, our adjusted net income attributable to Ecolab decreased 2%.

•

Diluted EPS of $1.27 increased 48%. Excluding the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 reported results, adjusted diluted EPS was flat, at $1.28 in both 2016 and 2015.

•

Our reported tax rate was 25.5% during the third quarter of 2016, compared to 29.6% during the third quarter of 2015. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2016 and 2015 results, our adjusted tax rate was 25.2% and 25.8% during the third quarter of 2016 and 2015, respectively.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP net sales	$ 3,386.1	$ 3,446.4	(2)%	$ 9,800.7	$ 10,133.1	(3)%
Effect of foreign currency translation	(66.4)	(163.7)		(153.1)	(560.9)
Non-GAAP fixed currency sales	$ 3,319.7	$ 3,282.7	1%	$ 9,647.6	$ 9,572.2	1%

As shown in the table above, foreign currency exchange negatively impacted sales growth during both the third quarter and first nine months of 2016. The percentage components of the period-over-period 2016 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2016	2016
Volume	<1%	(1)%
Price changes	<1	0
Acquisition adjusted fixed currency sales change	<1	(1)
Acquisitions and divestitures	1	2
Fixed currency sales change	1	1
Foreign currency translation	(3)	(4)
Reported GAAP net sales change	(2)%	(3)%

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2016		2015		2016		2015
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 1,737.2	48.7%	$ 1,820.0	47.2%	$ 5,153.8	47.4%	$ 5,391.8	46.8%
Special (gains) and charges	-	-	23.8	0.7	61.9	0.6	35.4	0.3
Non-GAAP adjusted COS and gross margin	$ 1,737.2	48.7%	$ 1,796.2	47.9%	$ 5,091.9	48.0%	$ 5,356.4	47.1%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 48.7% and 47.2% for the third quarter of 2016 and 2015, respectively. Our reported gross margin for the first nine months of 2016 and 2015 was 47.4% and 46.8%, respectively.

Excluding the impact of special (gains) and charges within COS, our third quarter 2016 adjusted gross margin was 48.7% and our adjusted gross margin for the first nine months of 2016 was 48.0%. These percentages compared against a third quarter 2015 adjusted gross margin of 47.9% and an adjusted gross margin of 47.1% for the first nine months of 2015.

Our adjusted gross margin increase when comparing the third quarter of 2016 against the third quarter of 2015 and the comparable periods for the first nine months of 2016 and 2015 was driven primarily by lower delivered product costs, cost efficiencies and the impact of the decline in Global Energy, which on average has a lower gross margin.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 31.6% for the third quarter of 2016 compared to 31.1% in 2015. For the nine month periods, SG&A expenses were 33.2% of sales in 2016 compared to 32.4% in 2015. The increased SG&A ratio to sales across the periods was driven primarily by the impact of acquisitions, investments in the business and the decline in Global Energy, which on average has a lower SG&A ratio.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2016	2015	2016	2015
Cost of sales
Restructuring activities	$ -	$ -	$ 0.9	$ 2.2
Energy related charges	-	-	51.0	-
Fixed asset impairment and other inventory charges	-	-	10.0	-
Venezuela related activities	-	23.8	-	33.2
Subtotal	-	23.8	61.9	35.4

Special (gains) and charges
Restructuring activities	(7.7)	12.1	(6.8)	33.1
Champion and Nalco integration costs	-	4.7	-	14.9
Energy related charges	-	-	12.6	-
Venezuela related activities	-	111.9	(7.8)	132.7
Other	10.9	14.0	37.7	35.4
Subtotal	3.2	142.7	35.7	216.1

Operating income subtotal	3.2	166.5	97.6	251.5

Net income attributable to noncontrolling interest
Venezuela related activities	-	(11.1)	-	(11.1)

Total special (gains) and charges	$ 3.2	$ 155.4	$ 97.6	$ 240.4

Restructuring activities

Restructuring activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. In addition to the following discussion, further details related to our reported restructuring charges are included in Note 2.

Energy Restructuring Plan

In April 2013, following the completion of the acquisition of Champion we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the global energy market (as defined in Note 2, the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business included a reduction of the combined business’s global workforce. Actions also include leveraging and simplifying our global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015. We recorded net gains of $0.4 million ($0.2 million after tax) or less than $0.01 per diluted share and net charges $0.9 million ($0.6 million after tax) or less than $0.01 per diluted share during the third quarter of 2016 and 2015, respectively. During the nine months ended September 30, 2016 and 2015, we recorded net charges of $4.2 million ($2.4 million after tax) or $0.01 per diluted share and $15.0 million ($10.5 million after tax) or $0.03 per diluted share, respectively.

Net cash payments under the Energy Restructuring Plan during the first nine months of 2016 were $12.3 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first nine months of 2016, the Energy Restructuring Plan has achieved approximately $20 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from this plan, along with synergies achieved in connection with the acquisition, of $150 million by the end of 2016.

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

The combined restructuring plan (as defined in Note 2, the “Combined Plan”) combines opportunities and initiatives from both plans and continues to follow the original format of the Merger Restructuring Plan by focusing on global actions related to optimization of the supply chain and office facilities, including reductions of the global workforce, plant and distribution center locations.

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015. We recorded net gains of $7.3 million ($7.0 million after tax) or $0.02 per diluted share and $10.1 million ($9.7 million after tax) or $0.03 per diluted share during the third quarter and first nine months of 2016, respectively. We recorded net charges of $11.2 million ($9.4 million after tax) or $0.03 per diluted share and $20.2 million ($15.7 million after tax) or $0.05 per diluted share during the third quarter and first nine months of 2015, respectively.

Net cash payments under the Combined Plan during the first nine months of 2016 were $7.7 million. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

For the first nine months of 2016, the Combined Plan has achieved approximately $20 million in incremental savings as compared to 2015. We anticipate cumulative cost savings from this plan of $420 million by the end of 2016.

Non-restructuring special (gains) and charges

Energy Related Charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on our business outlook, we recorded total charges of $63.6 million ($42.9 million after tax) or $0.14 per diluted share, during the second quarter of 2016 comprised of inventory write-downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No additional charges were recorded during the third quarter of 2016.

The inventory write-downs and related disposal costs of $31.1 million include lower of cost or market adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction of certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in our Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the third quarter of 2016, we had $9.3 million of corresponding severance remaining to be paid, which is expected to be paid within the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. Prior to deconsolidation, we remeasured our Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and the bolivar portion of our Venezuelan Energy operating units from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar and recorded devaluation charges of $124.6 million ($124.6 million after tax), or $0.42 per diluted share and $154.8 million ($154.8 million after tax), or $0.51 per diluted share during the third quarter and first nine months of 2015, respectively. As a result of the ownership structure of our Food & Beverage and Institutional operations in Venezuela, we reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

During the second quarter of 2016 we recorded a gain of $7.8 million ($4.9 million after tax) or $0.02 per diluted share resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation. No additional gains or charges were recorded during the third quarter of 2016.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and we did not incur any special charges related to such transactions during the first nine months of 2016. As a result of the Champion acquisition, we incurred charges of $3.9 million ($2.4 million after tax) or $0.01 per diluted share during the third quarter of 2015 and $13.4 million ($8.4 million after tax) or $0.03 per diluted share during the first nine months of 2015. As a result of the Nalco merger, we incurred charges of $0.8 million ($0.6 million after tax) or less than $0.01 per diluted share during the third quarter of 2015 and $1.5 million ($1.2 million after tax) or less than $0.01 per diluted share during the first nine months of 2015.

Other special (gains) and charges

During the second quarter of 2016, we recorded a charge of $10.0 million ($6.3 million after tax) or $0.02 per diluted share related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets. Subsequent to the charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include lower of cost or market adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products. No additional charges were recorded during the third quarter of 2016.

We also recorded charges of $10.9 million ($6.6 million after tax) or $0.02 per diluted share and $37.7 million ($23.8 million after tax) or $0.08 per diluted share during the third quarter and first nine months of 2016, respectively, primarily consisting of litigation related charges.

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

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP operating income	$ 574.1	$ 413.0	39%	$ 1,358.1	$ 1,238.5	10%
Special (gains) and charges	3.2	166.5		97.6	251.5
Non-GAAP adjusted operating income	577.3	579.5	(0)	1,455.7	1,490.0	(2)
Effect of foreign currency translation	(10.1)	(37.1)		(23.9)	(117.9)
Non-GAAP adjusted fixed currency operating income	$ 567.2	$ 542.4	5%	$ 1,431.8	$ 1,372.1	4%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2016	2015		2016	2015
Reported GAAP operating income margin	17.0%	12.0%		13.9%	12.2%
Non-GAAP adjusted operating income margin	17.0%	16.8%		14.9%	14.7%
Non-GAAP adjusted fixed currency operating income margin	17.1%	16.5%		14.8%	14.3%

Our operating income and corresponding operating income margin are shown in the previous tables. Our operating income margin is defined as operating income divided by sales.

Reported operating income increased 39% and 10% in the third quarter and the first nine months of 2016, respectively, versus the comparable periods of 2015. Excluding the impact of special (gains) and charges from 2016 and 2015 reported results, our adjusted operating income was flat and decreased 2% in the third quarter and the first nine months of 2016, respectively, versus the comparable periods of 2015.

Foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 5% and 4% in the third quarter and first nine months of 2016, respectively, against the third quarter and first nine months of 2015. Acquisitions and divestitures negatively impacted our adjusted fixed currency operating income growth rates by 1.9 and 0.2 percentage points in the third quarter and first nine months of 2016, respectively.

As addressed further in the Segment Performance section of this MD&A, the third quarter and first nine months of 2016 adjusted fixed currency operating income increase and the improving trend in our adjusted fixed currency operating income margin were driven primarily by growth in our Global Industrial, Global Institutional and Other segments, offset by continued challenges within Global Energy.

Interest Expense, Net

Net interest expense was $64.9 million and $57.6 million in the third quarter of 2016 and 2015, respectively. Net interest expense in the first nine months of 2016 and 2015 was $196.3 million and $181.3 million, respectively. The increase in net interest expense when comparing 2016 against 2015 was driven primarily by higher weighted average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2016	2015	2016	2015
Reported GAAP tax rate	25.5%	29.6%	24.7%	24.9%
Tax rate impact of:
Special gains and charges	0.6	(7.5)	1.0	(2.6)
Discrete tax items	(0.9)	3.7	(0.3)	4.3
Non-GAAP adjusted tax rate	25.2%	25.8%	25.4%	26.6%

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

Our third quarter 2016 reported tax expense included $3.8 million of net tax benefits on special gains and charges and net expense of $4.5 million associated with discrete tax items. For the first nine months of 2016, our reported tax expense included $36.8 million of net tax benefits on special gains and charges and net expense of $3.6 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Third quarter 2016 net expense related to discrete tax items was driven primarily by recognizing adjustments from filing our 2015 U.S. federal income tax return, partially offset by the settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of an updated tax rate in an international jurisdiction. Net expense related to discrete tax items for the first nine months of 2016 was also impacted by adjustments to deferred tax asset and liability positions and the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

Our third quarter 2015 reported tax expense included $10.0 million of net tax benefits on special gains and charges and net benefits of $19.2 million associated with discrete tax items. For the first nine months of 2015, our reported tax expense included $28.6 million of net tax benefits on special gains and charges and net benefits of $56.0 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Third quarter 2015 net benefits related to discrete items were driven primarily by the release of valuation allowances, and a refund claim for taxes paid in a prior period resulting from updated IRS regulations. These benefits were offset partially by recognizing adjustments from filing our 2014 U.S. federal income tax return. Net benefits related to discrete tax items for the first nine months of 2015 were also impacted by the ability to recognize a worthless stock deduction for the tax basis in a wholly-owned domestic subsidiary and by the change to a deferred tax liability resulting from the Naperville facility transaction discussed further in Note 5.

The decrease in the 2016 adjusted tax rate compared to 2015 was primarily driven by changes in the geographic mix of income, the permanent enactment of the R&D credit during the fourth quarter of 2015 and global tax planning strategies.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2016	2015	Change	2016	2015	Change
Reported GAAP net income attributable to Ecolab	$ 374.1	$ 257.8	45%	$ 863.3	$ 793.2	9%
Adjustments:
Special (gains) and charges, after tax	(0.6)	145.4		60.8	211.8
Discrete tax net expense (benefit)	4.5	(19.2)		3.6	(56.0)
Non-GAAP adjusted net income attributable to Ecolab	$ 378.0	$ 384.0	(2)%	$ 927.7	$ 949.0	(2)%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2016	2015	Change	2016	2015	Change
Reported GAAP diluted EPS	$ 1.27	$ 0.86	48%	$ 2.91	$ 2.63	11%
Adjustments:
Special (gains) and charges	0.00	0.48		0.20	0.70
Discrete tax net expense (benefit)	0.02	(0.06)		0.01	(0.19)
Non-GAAP adjusted diluted EPS	$ 1.28	$ 1.28	0%	$ 3.12	$ 3.15	(1)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.09 and $0.28 on diluted EPS for the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. These amounts include $0.01 per diluted share in both the third quarter and first nine months of 2016 related to the Venezuela deconsolidation.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the third quarter and first nine months of 2016 and 2015 for each of our reportable segments were as follows:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2016	2015	Change	2016	2015	Change
Global Industrial	$ 1,185.2	$ 1,168.0	1%	$ 3,416.5	$ 3,308.9	3%
Global Institutional	1,163.4	1,092.4	6	3,354.4	3,121.7	7
Global Energy	760.6	827.3	(8)	2,275.2	2,585.7	(12)
Other	210.5	195.0	8	601.5	555.9	8
Subtotal at fixed currency	3,319.7	3,282.7	1	9,647.6	9,572.2	1
Effect of foreign currency translation	66.4	163.7		153.1	560.9
Total reported net sales	$ 3,386.1	$ 3,446.4	(2)%	$ 9,800.7	$ 10,133.1	(3)%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2016	2015	Change	2016	2015	Change
Global Industrial	$ 199.8	$ 179.7	11%	$ 499.8	$ 430.2	16%
Global Institutional	266.8	256.9	4	707.9	651.7	9
Global Energy	100.9	111.1	(9)	238.8	325.2	(27)
Other	41.3	37.0	12	110.2	91.9	20
Corporate	(44.8)	(208.8)		(222.5)	(378.4)
Subtotal at fixed currency	564.0	375.9	50	1,334.2	1,120.6	19
Effect of foreign currency translation	10.1	37.1		23.9	117.9
Total reported operating income	$ 574.1	$ 413.0	39%	$ 1,358.1	$ 1,238.5	10%

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2016 against the comparable periods from 2015.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 1,185.2	$ 1,168.0	$ 3,416.5	$ 3,308.9
Sales at public currency (millions)	1,215.9	1,228.5	3,486.9	3,523.5

Volume	1%		2%
Price changes	<1%		1%
Acquisition adjusted fixed currency sales change	2%		2%
Acquisitions and divestitures	(0)%		1%
Fixed currency sales change	1%		3%
Foreign currency translation	(2)%		(4)%
Public currency sales change	(1)%		(1)%

Operating income at fixed currency (millions)	$ 199.8	$ 179.7	$ 499.8	$ 430.2
Operating income at public currency (millions)	204.9	195.5	511.7	474.9

Fixed currency operating income change	11%		16%
Fixed currency operating income margin	16.9%	15.4%	14.6%	13.0%
Acquisition adjusted fixed currency operating income change	12%		15%
Acquisition adjusted fixed currency operating margin	16.9%	15.3%	14.8%	13.1%
Public currency operating income change	5%		8%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Global Industrial segment increased in the third quarter and first nine months of 2016, impacted by volume gains, acquisitions and pricing. At a regional level, both the third quarter and nine month sales showed good growth in Latin America and modest growth in Europe.

At an operating unit level, Water fixed currency sales were flat in the third quarter of 2016 and increased 4% (1% acquisition adjusted) in the first nine months of 2016. Moderate growth in heavy and light industry sales was partially offset by double-digit declines in the mining industry. Food & Beverage fixed currency sales increased 4% in both the third quarter of 2016 and first nine months of 2016, benefiting from corporate account and share gains, which more than offset generally flat industry trends. Beverage and food sales continued to show good growth, with slower sales in dairy and agri. Paper fixed currency sales increased 2% in both the third quarter and first nine months of 2016, helped by strong sales efforts and business wins. Market conditions in Asia Pacific, including Greater China, have remained challenging. Textile Care fixed currency sales increased 2% in the third quarter of 2016 and 4% in the first nine months of 2016, benefiting from new customer accounts in Europe.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Industrial segment increased in both the third quarter and first nine months of 2016. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 1.6 and 1.7 percentage points during the third quarter and first nine months of 2016, respectively. The favorable impact of sales volume gains, product mix changes and pricing gains added approximately 1.2 percentage points for both the third quarter and first nine months of 2016. The growth was also impacted by cost savings initiatives and lower delivered product costs, in both the third quarter and first nine months of 2016.

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 1,163.4	$ 1,092.4	$ 3,354.4	$ 3,121.7
Sales at public currency (millions)	1,178.4	1,114.4	3,390.1	3,205.6

Volume	2%		3%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	4%		4%
Acquisitions and divestitures	2%		3%
Fixed currency sales change	6%		7%
Foreign currency translation	(1)%		(2)%
Public currency sales change	6%		6%

Operating income at fixed currency (millions)	$ 266.8	$ 256.9	$ 707.9	$ 651.7
Operating income at public currency (millions)	269.0	259.4	713.4	662.0

Fixed currency operating income change	4%		9%
Fixed currency operating income margin	22.9%	23.5%	21.1%	20.9%
Acquisition adjusted fixed currency operating income change	6%		10%
Acquisition adjusted fixed currency operating margin	24.0%	23.5%	22.0%	20.9%
Public currency operating income change	4%		8%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Global Institutional segment increased in the third quarter and first nine months of 2016, driven by volume growth, acquisitions and pricing gains. At a regional level, both the third quarter and nine month sales increase were led by good growth in North America, Latin America and Asia Pacific.

At an operating unit level, Institutional fixed currency sales increased 7% (4% acquisition adjusted) in the third quarter of 2016 and 9% (5% acquisition adjusted) in the first nine months of 2016. New business wins, led by demand for our leading product innovation in key platforms, along with appropriate pricing, drove our results. Global lodging demand showed marginal growth while restaurant foot traffic data remains soft. Specialty fixed currency sales increased 6% in both the third quarter and first nine months of 2016. Quick service sales growth was solid, led by growth in our global accounts. Food retail sales were strong, benefiting from new customers and product penetration. Healthcare fixed currency sales increased 6% in the third quarter of 2016 and 4% in the first nine months of 2016. Improving trends in both North America and Europe reflected the continued focus on our value proposition, leading to customer gains and product penetration.

Operating Income

Fixed currency operating income increased for our Global Institutional segment in both the third quarter and first nine months of 2016, and the fixed currency operating margin decreased during the third quarter and increased during the first nine months of 2016.  Acquisitions negatively impacted fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 0.5 and 1.1 percentage points during the third quarter and first nine months of 2016, respectively. The favorable impact of pricing gains, product mix changes and sales volume increases added approximately 1.6 and 2.0 percentage points for the third quarter and first nine months of 2016, respectively, and was partially offset by investments in the business. Higher delivered product costs also impacted third quarter comparisons.

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 760.6	$ 827.3	$ 2,275.2	$ 2,585.7
Sales at public currency (millions)	780.2	904.5	2,318.6	2,834.2

Volume	(5)%		(9)%
Price changes	(3)%		(3)%
Acquisition adjusted fixed currency sales change	(8)%		(12)%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	(8)%		(12)%
Foreign currency translation	(6)%		(6)%
Public currency sales change	(14)%		(18)%

Operating income at fixed currency (millions)	$ 100.9	$ 111.1	$ 238.8	$ 325.2
Operating income at public currency (millions)	104.2	130.4	246.5	390.8

Fixed currency operating income change	(9)%		(27)%
Fixed currency operating income margin	13.3%	13.4%	10.5%	12.6%
Acquisition adjusted fixed currency operating income change	(8)%		(28)%
Acquisition adjusted fixed currency operating margin	13.2%	13.2%	10.2%	12.4%
Public currency operating income change	(20)%		(37)%

Net Sales

Fixed currency sales for our Global Energy segment were negatively impacted by volume reductions and lower pricing in both the third quarter and first nine months of 2016. Continued difficult operating conditions negatively impacted our well stimulation and production businesses due to continued lower price and customer product usage. Sales in our downstream business grew modestly. Regionally, international growth was more than offset by lower North America results.

Operating Income

Fixed currency operating income for our Global Energy segment decreased during both the third quarter and first nine months of 2016. Fixed currency operating income margins also decreased during both comparable periods, however to a lesser extent for the third quarter. Acquisitions had a minimal impact on the fixed currency operating income and fixed currency operating income margins during both the third quarter and first nine months of 2016.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment were flat in the third quarter of 2016 and decreased 2.2 percentage points during the first nine months of 2016. Reductions in sales volume, product mix changes and lower pricing contributed approximately 4.3 and 5.4 percentage points to the decline in the third quarter and first nine months of 2016, respectively, which offset the benefit of lower delivered product costs, synergies and other cost reduction actions.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
Sales at fixed currency (millions)	$ 210.5	$ 195.0	$ 601.5	$ 555.9
Sales at public currency (millions)	211.6	199.0	605.1	569.8

Volume	6%		6%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	8%		8%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	8%		8%
Foreign currency translation	(2)%		(2)%
Public currency sales change	6%		6%

Operating income at fixed currency (millions)	$ 41.3	$ 37.0	$ 110.2	$ 91.9
Operating income at public currency (millions)	41.4	37.5	110.5	92.9

Fixed currency operating income change	12%		20%
Fixed currency operating income margin	19.6%	19.0%	18.3%	16.5%
Acquisition adjusted fixed currency operating income change	12%		20%
Acquisition adjusted fixed currency operating margin	19.6%	19.0%	18.3%	16.5%
Public currency operating income change	10%		19%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for our Other segment increased in the third quarter and first nine months of 2016, driven by both volume and pricing gains. At a regional level, both the third quarter and nine months sales results showed good growth in Latin America, Asia Pacific and North America.

At an operating unit level, Pest Elimination fixed currency sales increased 7% in the third quarter of 2016 and 8% in the first nine months of 2016. Sales to food retail, hospitality and restaurant customers led the growth. Equipment Care sales increased 10% in the third quarter of 2016 and 9% in the first nine months of 2016, led by service and installed parts sales growth, benefiting from new customer gains.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Other segment increased 0.6 and 1.8 percentage points during the third quarter and first nine months of 2016, respectively. The favorable impact of pricing gains, product mix changes and sales volume increases added approximately 2.8 and 2.5 percentage points for the third quarter and first nine months of 2016, and was partially offset by higher employee costs.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 37 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $18.4 billion and $18.6 billion as of September 30, 2016 and December 31, 2015, respectively. The decrease in assets was driven primarily by the impact of additional netting as a result of adopting the accounting guidance related to the presentation of deferred tax assets and liabilities, as discussed in Note 1, and the impact of intangible asset amortization. Total liabilities were $11.4 billion as of September 30, 2016 and $11.7 billion as of December 31, 2015. Total debt was $6.7 billion as of September 30, 2016 and $6.5 billion as of December 31, 2015.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	September 30
	2016	2015
(ratio)
Net debt to EBITDA	2.6	2.5
Net debt to adjusted EBITDA	2.3	2.3

(millions)
Net Debt
Total debt	$ 6,662.6	$ 6,762.8
Cash	180.6	184.8
Net debt	$ 6,482.0	$ 6,578.0

EBITDA
Net income including non-controlling interest	$ 1,098.0	$ 1,137.6
Provision for income taxes	324.3	378.1
Interest expense, net	258.6	243.3
Depreciation	557.7	563.4
Amortization	292.8	301.7
EBITDA	2,531.4	2,624.1

Special (gains) and charges impacting EBITDA	341.5	296.2
Adjusted EBITDA	$ 2,872.9	$ 2,920.3

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2016	2015	Change
Cash provided by operating activities	$ 1,491.7	$ 1,395.2	$ 96.5

Year-over-year comparability was positively impacted primarily by continued focus on improving our working capital (accounts receivable, inventory and accounts payable) metrics. The increase in comparable pension contributions, resulting from the $150 voluntary U.S. contribution discussed in Note 13, was offset by lower comparable income tax payments.

We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2016	2015	Change
Cash used for investing activities	$ (581.8)	$ (549.1)	$ (32.7)

We continue to make investments in our business, including capital expenditures. Cash paid for acquisitions was incrementally higher during the first nine months of 2015 against the first nine months of 2016. See Note 3 for further information on our business acquisition activity.

Comparability across 2016 and 2015 was also impacted by restricted cash activity related to the Anios transaction in 2016 and the settlement of a net investment hedge and receipt of Champion related escrow funds, both during 2015.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2016	2015	Change
Cash used for financing activities	$ (823.4)	$ (822.8)	$ (0.6)

Our 2016 financing activities included the issuance of $400 million 2.00% and $400 million 3.25% senior notes and repayment of the remaining $125 million of our term loan borrowings. Our 2015 financing activities included the issuance of $300 million 1.55% and $300 million 2.25% senior notes and €575 million 2.63% fixed rate senior notes; repayment of $250 million 4.88% and $500 million 1.00% senior notes; and repayment of $125 million of term loan borrowings. During the first nine months of 2016, net issuances and repayments of commercial paper and notes payable led to a net decrease of $522 million, compared to a net decrease of $227 million during the first nine months of 2015.

In February 2015, we announced a $1.0 billion share repurchase program, which was completed during the second quarter of 2016. During the first nine months of 2016, we repurchased $738 million shares, including $300 million shares through an ASR program initiated in February 2016. During the first nine months of 2015, we repurchased $728 million shares, including $300 million shares through an ASR program initiated in February 2015. See Note 10 for further discussion on our ASRs.

Liquidity and Capital Resources

We currently expect to fund all of the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension and postretirement contributions with cash from operating activities and additional short-term and/or long-term borrowings. We continue to expect our operating cash flow to remain strong.

As of September 30, 2016, we had $180.6 million of cash and cash equivalents on hand, of which $175.0 million was held outside of the U.S.

As of September 30, 2016, we had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports our $2.0 billion U.S. commercial paper program and our $2.0 billion European commercial paper program.

During the third quarter of 2016, we amended our existing $200.0 million European commercial paper program by, among other things, increasing the aggregate amount of the euro commercial paper notes that may be issued from $200.0 million to $2.0 billion. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our euro commercial paper program may not exceed $2.0 billion. As of September 30, 2016, we had $102 million in outstanding U.S. commercial paper, with an average annual interest rate of 0.6%, and no amounts outstanding under our European commercial paper program. As of September 30, 2016, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first nine months of both 2016 and 2015 is discussed in the Cash Flows – Financing Activities section of this MD&A.

In October 2016, subsequent to the end of the third quarter, we issued $1.0 billion of debt securities consisting of a $750 million aggregate principal ten year fixed rate note with a coupon rate of 2.70% and a $250 million aggregate principal thirty year fixed rate note with a coupon rate of 3.70%. The proceeds are expected to be used to repay commercial paper, and together with additional commercial paper borrowings, repay our 3.00% senior notes due at maturity in December 2016.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of September 30, 2016, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2015 disclosed total notes payable and long-term debt due within one year of $2.2 billion. As of September 30, 2016, the total notes payable and long-term debt due within one year decreased to $1.6 billion. The decrease primarily reflected repayment of commercial paper borrowings during the first nine months of 2016.

Our gross liability for uncertain tax positions was $70 million as of September 30, 2016 and $75 million as of December 31, 2015. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 24% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity remained depressed during 2016, when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. We also experienced additional pricing headwinds in 2016 when compared to 2015. As a result of these conditions, we recorded charges related to inventory write-downs and related disposal costs, fixed asset charges, employee termination costs and other charges during the second quarter of 2016, as discussed further in Note 2.

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

For the nine months ended September 30, 2016, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

Global Foreign Currency Markets

The U.S. dollar remained strong against most global currencies during the first nine months of 2016, when compared against year ago levels, impacting our comparative results against 2015. As described in Note 8, we utilize our derivative program to mitigate risks associated with certain foreign currency exposures and our investments in foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In October 2016, we issued $1.0 billion of debt securities consisting of a $750 million aggregate principal ten year fixed rate note with a coupon rate of 2.70% and a $250 million aggregate principal thirty year fixed rate note with a coupon rate of 3.70%. The proceeds are expected to be used to repay commercial paper, and together with additional commercial paper borrowings, repay our 3.00% senior notes due at maturity in December 2016.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

•	Fixed currency sales
•	Acquisition adjusted fixed currency sales
•	Adjusted cost of sales
•	Adjusted gross margin
•	Adjusted operating income
•	Adjusted operating income margin
•	Adjusted fixed currency operating income
•	Adjusted fixed currency operating income margin
•	EBITDA
•	Adjusted EBITDA
•	Adjusted tax rate
•	Adjusted net income attributable to Ecolab
•	Adjusted diluted EPS

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

Our non-GAAP financial measures for cost of sales, gross margin and operating income exclude the impact of special (gains) and charges, and our non-GAAP measures for tax rate, net income attributable to Ecolab and diluted EPS further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

EBITDA is defined as the sum of net income including non-controlling interest, provision for income taxes, net interest expense, depreciation and amortization. Adjusted EBITDA is defined as the sum of EBITDA and special (gains) and charges impacting EBITDA. EBITDA and adjusted EBITDA are used as inputs to our net debt to EBITDA and net debt to adjusted EBITDA ratios. We view these ratios as important indicators of the operational and financial health of our organization.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2016. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar, which was the approximate conversion rate for SIMADI at year end 2015. Fixed currency sales, acquisition adjusted fixed currency sales, adjusted fixed currency operating income and adjusted fixed currency operating income margin measures eliminate the impact of exchange rate fluctuations on our international sales, acquisition adjusted sales and adjusted operating income, respectively.

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan results of operations from both the current period and comparable period of the prior year.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our restructuring initiatives; contingent consideration obligations; payments and contributions to pension and postretirement health care benefit plans and reductions in postretirement healthcare costs; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; borrowing capacity; impact of oil price fluctuations including regarding sales, performance compared to market and future prospects; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; nonperformance of financial counterparties; and the Anios transaction.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We use foreign currency forward contracts, interest rate swap agreements and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature or for trading purposes. For a more detailed discussion of derivative instruments, refer to Note 8, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4.  Controls and Procedures

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2016, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 26, 2016, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 46 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

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

We are a defendant in several wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law that have either been certified for class treatment or are seeking such certification. While two of the lawsuits have been either settled or tentatively settled, there can be no assurance that pending or future wage hour lawsuits can be successfully defended or settled.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
July 1-30, 2016	9,450	120.0328	-	17,423,858
August 1-31, 2016	795,960	122.7413	651,332	16,772,526
September 1-30, 2016	7,095	123.3196	-	16,772,526
Total	812,505	122.7148	651,332	16,772,526

(1)

Includes 161,173 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. During the third quarter of 2016, after the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the company has invoiced a non-U.S. distributor for four purchase orders totaling $0.5 million relating to the sale of products associated with the Downstream refinery and petrochemical processing business of our Energy business unit pursuant to and in compliance with the terms and conditions of OFAC’s General License H. These products are used for process and water treatment applications in petrochemical plants. Additionally, the aforementioned subsidiary has invoiced an Iranian distributor for two purchase orders totaling $0.3 million relating to the sale of products associated with the Oilfield Chemicals business of our Energy business unit pursuant to and in compliance with the terms and conditions of OFAC’s General License H. These products are used for process and water treatment applications in upstream oil and gas production. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to Section 13(r) of the Act.

Item 6. Exhibits

(a)	The following documents are filed as exhibits to this report:

(10.1)Documents comprising Euro-Commercial Paper Program

a.

Amended and Restated Dealer Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch and Credit Suisse Securities (Europe) Limited (as Dealers) – Incorporated by reference to Exhibit 10.1(a) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

b.

Amended and Restated Note Agency Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), and Citibank, N.A., London Branch (as Issue and Paying Agent) – Incorporated by reference to Exhibit 10.1(b) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

c.

Deed of Covenant made on 21 September 2016 by Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers) Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016 -- Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

d.	Deed of Guarantee made on 21 September 2016 by Ecolab Inc. -- Incorporated by reference to Exhibit 10.1(d) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(15.1)Letter regarding unaudited interim financial information.

(31.1)Rule 13a - 14(a) Certifications.

(32.1)Section 1350 Certifications.

(101.1)Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 3, 2016	By:	/s/ Bryan L. Hughes
Bryan L. Hughes
Senior Vice President & Corporate Controller
(duly authorized Officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10.1)	Documents comprising Euro-Commercial Paper Program

(a) Amended and Restated Dealer Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch and Credit Suisse Securities (Europe) Limited (as Dealers).

Incorporated by reference to Exhibit 10.1(a) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(b) Amended and Restated Note Agency Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), and Citibank, N.A., London Branch (as Issue and Paying Agent).

Incorporated by reference to Exhibit 10.1(b) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(c) Deed of Covenant made on 21 September 2016 by Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers) Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016.

Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

	(d) Deed of Guarantee made on 21 September 2016 by Ecolab Inc.	Incorporated by reference to Exhibit 10.1(d) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) Certifications.	Filed herewith electronically.

(32.1)	Section 1350 Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.