Form 10-K
period 2016-12-31
ECOLAB INC.
filed 2017-02-24
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016	Commission File No. 1-9328

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

ECOLAB INC.

(Exact name of registrant as specified in its charter)

Delaware	41-0231510
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Ecolab Place, St. Paul, Minnesota	55102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  1-800-232-6522

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1.00 par value 2.625% Euro Notes due 2025 1.000% Euro Notes due 2024	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell Company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2016: $34,464,699,245 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $118.60 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2017:  291,718,512 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2017 and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2016 (hereinafter referred to as “Proxy Statement”) are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2016

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

Item 1.  Business.

Item 1(a) General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924. Our fiscal year is the calendar year ending December 31. International subsidiaries are included in the financial statements on the basis of their U.S. GAAP (accounting principles generally accepted in the United States of America) November 30 fiscal year-ends to facilitate the timely inclusion of such entities in our consolidated financial reporting.

In 2016, we continued to invest in and build our business, including the July 2016 acquisition of a 33% minority investment in Aquatech International LLC (“Aquatech”). Based in Canonsburg, PA, Aquatech is a global leader in the design and engineering of complex and comprehensive water treatment solutions that improve water quality and reduce net water usage. On February 1, 2017, we acquired Laboratoires Anios (“Anios”), a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. See Part II, Item 8, Note 4 of this Form 10-K for additional information about these acquisitions.

Item 1(b) Financial Information About Operating Segments.

The financial information about reportable segments appearing under the heading “Operating Segments and Geographic Information” is incorporated by reference from Part II, Item 8, Note 17 of this Form 10-K.

Item 1(c) Narrative Description of Business.

General

With 2016 sales of $13.2 billion, we are the global leader in water, hygiene and energy technologies and services that protect people and vital resources. We deliver comprehensive programs and services to promote safe food, maintain clean environments, optimize water and energy use, and improve operational efficiencies for customers in the food, healthcare, energy, hospitality and industrial markets in more than 170 countries around the world. Our cleaning and sanitizing programs and products, pest elimination services, and equipment maintenance and repair services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors. Our products and technologies are also used in water treatment, pollution control, energy conservation, oil production and refining, steelmaking, papermaking, mining and other industrial processes.

We pursue a “Circle the Customer – Circle the Globe” strategy by providing an array of innovative programs, products and services designed to meet the specific operational and sustainability needs of our customers throughout the world. Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our reportable segments.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2016, which are located in Item 8 of Part II of this Form 10-K. Eight of our ten operating segments have been aggregated into three reportable segments: Global Industrial, Global Institutional and Global Energy. Our two operating segments that are primarily fee-for-service have been combined into Other, and do not meet the quantitative criteria to be separately reported. We provide similar information for Other as compared to our three reportable segments as we consider the information regarding its two underlying operating segments as useful in understanding our consolidated results.

Global Industrial

This reportable segment consists of the Water, Food & Beverage, Paper and Textile Care operating segments, which provide water treatment and process applications, and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, chemical, mining and primary metals, power generation, pulp and paper, and commercial laundry industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the four operating segments which comprise our Global Industrial reportable segment follow below.

Water

Water serves customers across industrial and institutional markets, with the exception of the pulp and paper industry which is serviced by Paper and the energy industries which are served by Energy. Within Water, we serve customers in aerospace, chemical, pharmaceutical, mining and primary metals, power, food and beverage and medium and light manufacturing, as well as institutional clients such as hospitals, universities, commercial buildings and hotels.

Water provides water treatment products and programs for cooling water, boiler water, process water and waste water applications. Our cooling water treatment programs are designed to control the main problems associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. We provide integrated chemical solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist in the use of water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize return on investment. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness.

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

We believe that we are one of the leading suppliers world-wide among suppliers of products and programs for chemical applications within the industrial water treatment industry.

Food & Beverage

Food & Beverage addresses cleaning and sanitation at the beginning of the food chain to facilitate the processing of products for human consumption. Food & Beverage provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors. Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. Food & Beverage also designs, engineers and installs CIP (“clean‑in‑place”) process control systems and facility cleaning systems for its customer base. Products for use on farms are sold through dealers and independent, third-party distributors, while products for use in processing facilities are sold primarily by our corporate account and field sales employees.

We believe that we are one of the leading suppliers world-wide of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries.

Paper

Paper provides water and process applications for the pulp and paper industries, offering a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. Paper provides its customers the same types of products and programs for water treatment and wastewater treatment as those offered by Water. Also, Paper offers two specialty programs—pulp applications and paper applications. Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper process applications focus on improving our customers’ operational efficiency.  Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids, and digester yield enhances. Our offerings are sold primarily by our corporate account and field sales employees.

We believe that we are one of the leading suppliers world-wide of water treatment products and process aids to the pulp and papermaking industry.

Textile Care

Textile Care provides products and services that manage the entire wash process through custom designed programs, premium products, dispensing equipment, water and energy management, and real time data management for large scale, complex commercial laundry operations including uniform rental, hospitality, linen rental and healthcare laundries. Textile Care’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing our customers’ overall operating costs. Products and programs are marketed primarily through field sales employees and, to a lesser extent, through distributors.

We believe that we are one of the leading suppliers world-wide in the laundry markets in which we compete.

Global Institutional

This reportable segment consists of the Institutional, Specialty and Healthcare operating segments, which provide specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, healthcare, government, education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the three operating segments which comprise our Global Institutional reportable segment follow below.

Institutional

Institutional sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations; for on-premise laundries (typically used by hotel and healthcare customers); and for general housekeeping functions, as well as food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities. Institutional develops various chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers.  In addition, Institutional markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Through our EcoSure Food Safety Management business, Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice operations.

Institutional sells its products and programs primarily through its field sales and corporate account sales personnel. Corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers. We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers for accounts that prefer to purchase through these distributors. Many of these distributors also participate in marketing our product and service offerings to the end customers. Through our field sales personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers.

We believe that we are one of the leading global supplier of warewashing and laundry products and programs to the food service, hospitality and lodging markets.

Specialty

Specialty supplies cleaning and sanitizing chemical products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores). Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Kay” and “Ecolab” brand names. Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor costs and enhance user and guest safety. A number of dispensing options are available for products in the core product range. Specialty supports its product sales with training programs and technical support designed to meet the special needs of its customers.

Both Specialty’s QSR business and its food retail business utilize a corporate account sales force which manages relationships with customers at the corporate headquarters and regional office levels (and, in the QSR market segment, at the franchisee level) and a field sales force which provides program support at the individual restaurant or store level. QSR customers are primarily supplied through third party distributors while most food retail customers utilize their own distribution networks. While Specialty’s customer base has grown over the years, Specialty’s business remains largely dependent upon a limited number of major QSR chains and franchisees and large food retail customers.

We believe that Specialty is one of the leading suppliers of cleaning and sanitizing products to the global QSR market and a leading supplier of cleaning and sanitizing products to the global food retail market.

Healthcare

Healthcare provides infection prevention, surgical solutions and contamination control solutions to acute care hospitals, surgery centers, medical device Original Equipment Manufacturers (“OEM”), and pharmaceutical and hospital clean room environments. Healthcare’s proprietary infection prevention and surgical solutions (hand hygiene, hard surface disinfection, instrument cleaning, patient drapes, equipment drapes and surgical fluid warming and cooling systems) are sold primarily under the "Ecolab" and "Microtek" brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room).  Healthcare sells its products and programs primarily through field sales personnel and corporate account personnel but also sells through healthcare distributors.

We believe Healthcare is a leading supplier of infection prevention and surgical solutions in the United States and Europe.

Global Energy

This reportable segment, which operates primarily under the Nalco Champion name, consists of the Energy operating segment, which serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Energy provides on-site, technology-driven solutions to the global drilling and completion, oil and gas production and refining and petrochemical industries. Our product portfolio includes; additives for drilling and well stimulation, corrosion inhibitors, oil and water separation, scale control, paraffin and asphaltene control, biocides, hydrate control, hydrogen sulfide removal, oil dispersants, foamers and anti-foamers, flow improvers, anti-foulants, crude desalting, monomer inhibitors, anti-oxidants, fuel and lubricant additives, and traditional water treatment. Our customers include nearly all of the largest publicly traded oil companies, as well as national oil companies and large independent oil companies. Our Energy offerings are sold primarily by our corporate account and field sales employees and, to a lesser extent, through distributors, sales agents and joint ventures.

Our upstream and downstream applications consist of the following:

•

Well Stimulation and Completion: Our WellChem business supplies chemicals for the drilling, cementing, fracturing and acidizing phases of well drilling and stimulation. Our integrated approach to product development combines marketing and research efforts supported with process simulation, pilot production and full-scale manufacturing and logistics capabilities.

•

Oilfield Applications: Our Oilfield Chemicals business provides solutions to the oil and gas production sector. We have expertise in crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, heavy oil and bitumen upgrading and enhanced oil recovery. Our priority is to safely manage the critical challenges facing today's oil and gas producers throughout the lifecycle of their assets.  Starting with the design/capital investment phase through asset decommission, a lifecycle approach to chemical solutions and offerings helps our customers minimize risk, achieve their production targets and maximize profitability.

•

Custom Equipment and Facilities: Our FabTech business designs, fabricates and commissions custom, high-quality oil and gas equipment for a range of applications. Our UltraFab business designs, fabricates and commissions compact, modular, and custom-engineered H2S mitigation systems that help to ensure optimized and effective treatment.

•

Downstream Applications: Our customized process and water treatment programs are delivered by onsite technical experts serving the petroleum refining, petrochemical and fuels industry. We are focused on providing improved system reliability, reduced total cost of operations, environmental compliance, sustainability in the form of energy and water savings and reduced carbon emissions. Our process programs mitigate fouling, desalting, corrosion, foaming and the effects of heavy metals. We provide total water and wastewater management solutions specific to customers’ refining and chemical processing needs including boiler treatment, cooling water treatment and wastewater treatment. We also offer an entire line of fuel additives including corrosion inhibitors, fuel stabilizers, pour point depressants, cetane improvers, detergents and antioxidants for home heating oil and premium diesel and gasoline packages.

We believe Energy is one of the leading global providers of specialty chemicals to the upstream oil and gas industry, and downstream refineries and petrochemical operations.

Other

Other consists of the Pest Elimination and Equipment Care operating segments. We provide pest elimination and kitchen repair and maintenance through our two operating units that are primarily fee-for-service businesses. In general, these businesses provide service which can augment or extend our product offerings to our business customers as a part of our “Circle the Customer” approach and, in particular, by enhancing our food safety capabilities.

Pest Elimination

Pest Elimination provides services designed to detect, eliminate and prevent pests, such as rodents and insects, in restaurants, food and beverage processors, educational and healthcare facilities, hotels, quick service restaurant and grocery operations and other institutional and commercial customers. The services of Pest Elimination are sold and performed by field sales and service personnel.

Pest Elimination continues to expand its geographic coverage. In addition to the United States, which constitutes the largest operation, we operate in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France, the United Kingdom, Greater China and Mexico.

We believe Pest Elimination is a leading supplier of pest elimination programs to the commercial, hospitality and institutional markets in the geographies it serves.

Equipment Care

Equipment Care provides equipment repair, maintenance and preventive maintenance services for the commercial food service industry. Repair services are offered for in-warranty repair, acting as the manufacturer’s authorized service agent, as well as after-warranty repair. In addition, Equipment Care operates as a parts distributor to repair service companies and end-use customers. The Equipment Care business operates solely in the United States.

We believe that Equipment Care is a leading provider of equipment maintenance and repair programs to the commercial food service industry in the United States locations in which we compete.

Additional Information

International Operations

We directly operate in approximately 100 countries outside of the United States through wholly-owned subsidiaries or, in some cases, through a joint venture with a local partner. In certain countries, selected products are sold by our export operations to distributors, agents or licensees, although the volume of those sales is not significant in terms of our overall revenues. In general, our businesses conducted outside the United States are similar to those conducted in the United States.

Our business operations outside the United States are subject to the usual risks of foreign operations, including possible changes in trade and foreign investment laws, international business laws and regulations, tax laws, currency exchange rates and economic and political conditions. The profitability of our International operations is generally lower than the profitability of our businesses in the United States, due to (i) the additional cost of operating in numerous and diverse foreign jurisdictions, (ii) higher costs of importing certain raw materials and finished goods in some regions, (iii) the smaller scale of international operations where certain operating locations are smaller in size, and (iv) the additional reliance on distributors and agents in certain countries which can negatively impact our margins. Proportionately larger investments in sales and technical support are also necessary in certain geographies in order to facilitate the growth of our international operations.

Competition

In general, the markets in which the businesses in our Global Industrial reportable segment compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our businesses in this segment compete on the basis of their demonstrated value, technical expertise, chemical formulations, customer support, detection equipment, monitoring capabilities, and dosing and metering equipment.

The businesses in our Global Institutional reportable segment and Other have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments.  We compete principally by providing superior value, premium customer support and differentiated products to help our customers protect their brand reputation.

Our Global Energy reportable segment competes with a limited number of multinational companies, with the remainder of the market comprised of smaller, regional niche companies focused on limited geographic areas.  We compete in this business on the basis of our product quality, technical expertise, chemical formulations, effective global supply chain, strong customer service and emphasis on safety and environmental leadership.

Sales

Products, systems and services are primarily marketed in domestic and international markets by Company-trained field sales personnel who also advise and assist our customers in the proper and efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs. Independent, third-party distributors and, to a lesser extent, sales agents, are utilized in several markets, as described in the segment descriptions found above.

Number of Employees

We had 47,565 employees as of December 31, 2016.

Customers and Classes of Products

We believe that our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constitutes 10 percent or more of our 2016 consolidated revenues, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional segment which comprised 10% or more of consolidated net sales in two of the last three years. Sales of warewashing products were approximately 11% and 10% of consolidated net sales in 2016 and 2015, respectively.

Patents and Trademarks

We own and license a number of patents, trademarks and other intellectual property. While we have an active program to protect our intellectual property by filing for patents or trademarks and pursuing legal action, when appropriate, to prevent infringement, except for the items listed below, we do not believe that our overall business is materially dependent on any individual patent or trademark.

•

Patents related to our TRASAR and 3D TRASAR technology, which are material to our Global Industrial reportable segment. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024.

•

Trademarks related to Ecolab, Nalco and 3D TRASAR, which collectively are material to all of our reportable segments. The Ecolab, Nalco Company and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

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

Raw Materials

Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, alcohols, amines, fatty acids, surfactants, solvents, monomers and polymers. Healthcare purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets. Pesticides used by Pest Elimination are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. We purchase more than 10,000 raw materials, with the largest single raw material representing less than 2% of raw material purchases. Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels.

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

Part II, Item 8, Note 14, entitled “Research and Development Expenditures” of this Form 10-K is incorporated herein by reference.

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2016, the impact on our consolidated net income of our joint ventures, in the aggregate, was less than three percent. The table below identifies our most significant consolidated and non-consolidated joint ventures, summarized by the primary purpose of the joint venture.

Local Ownership Requirements / Geographic Expansion
Joint Venture	Location	Segment
Nalco Angola Prestação de Serviços, Limitada	Angola	Global Energy
Nalco Saudi Co. Ltd.	Saudi Arabia	Global Energy, Global Industrial
RauanNalco LLP	Kazakhstan	Global Energy
Emirates National Chemical Company LLC	United Arab Emirates	Global Energy
Malaysian Energy Chemical & Services Sdn. Bhd.	Malaysia	Global Energy
Nalco Champion Dai-ichi India Private Limited	India	Global Energy
Nalco Champion EG Sarl	Equatorial Guinea	Global Energy
AGS Champion LLP	Kazakhstan	Global Energy
Nalco Champion Ghana Limited	Ghana	Global Energy
Operational Scale / Geographic Critical Mass
Joint Venture	Location	Segment
Katayama Nalco Inc.	Japan	Global Industrial
Technology / Expanded Product Offering / Manufacturing Capability
Joint Venture	Location	Segment
Aquatech International, LLC	United States	Global Industrial
Treated Water Outsourcing	United States	Global Industrial
Derypol, S.A.	Spain	Global Industrial
Kogalym Chemicals Plant LLC	Russia	Global Energy
CJSC Nalco Element JV	Russia	Global Energy
Century LLC	United States	Global Institutional

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

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment.  Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by certain states, including California, Maine, Maryland, Massachusetts, Minnesota, Oregon and South Carolina. Environmentally preferable purchasing programs for cleaning products have been enacted in nine states to date, and in recent years have been considered by several other state legislatures. Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states are considering further regulations in this area. The California Safer Consumer Products Act regulations became effective in 2013 and focus on ingredients in consumer products that have the potential for widespread public exposure. The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”)/”Safer Choice” program. DfE/Safer Choice has three broad areas of work (recognition of safer products on a DfE/Safer Choice label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees. Our Global Institutional and Global Industrial cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

TSCA: The nation’s primary chemicals management law, the Toxic Substances Control Act (“TSCA”), was updated for the first time in 40 years with the passage of the Frank R. Lautenberg Chemical Safety for the 21st Century Act (“LCSA”) in 2016. The LCSA modernizes the original 1976 legislation, aiming to establish greater public confidence in the safety of chemical substances in commerce, improve the U.S. Environmental Protection Agency (“EPA”) EPA’s capability and authority to regulate existing and new chemical substances, and prevent further state action or more other notification programs like REACH (see below).  For Ecolab, the new TSCA rules will mainly impact testing and submission costs for new chemical substances in the United States.  In addition, the EPA likely will be more aggressively using the existing TSCA tools to manage chemicals of concern. We anticipate that compliance with new requirements under TSCA could be similar to the costs associated with REACH in the European Union, which is discussed below.

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

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation, and numerous countries already have done so. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We met the 2015 deadlines in the U.S. and European Union and are working toward a phased-in approach to mitigate the costs of GHS implementation in other countries (e.g., June 2017 is the final deadline for Canada and Australia). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

In addition, Pest Elimination applies restricted-use pesticides that it generally purchases from third parties. That business must comply with certain standards pertaining to the use of such pesticides and to the licensing of employees who apply such pesticides. Such regulations are enforced primarily by the states or local jurisdictions in conformity with federal regulations. We have not experienced material difficulties in complying with these requirements.

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

Equipment:  Ecolab’s products are dispensed by equipment that is subject to state and local regulatory requirements, as well as being subject to UL, NSF, and other approval requirements. We have both dedicated manufacturing facilities and third-party production of our equipment. We are developing processes to monitor and manage changing regulatory regimes and assist with equipment systems compliance. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Legislation: Capital Expenditures: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $60 million in 2016 and $55 million in 2015. Approximately $90 million has been budgeted globally for projects in 2017. The increase in 2017 over 2016 is due to continued spending on process safety and compliance matters throughout the Company, including facilities acquired in connection with the Champion transaction.

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

Our current global sustainability targets were established in 2016. They include a 25 percent reduction in water withdrawals and a 10 percent reduction in greenhouse gas emissions by 2020. In addition to our internal sustainability performance, we partner with customers at more than 1.0 million customer locations around the world to reduce energy and greenhouse gas emissions through our high-efficiency solutions in cleaning and sanitation, water, paper and energy services. We also introduced a customer impact goal for the first time.  By partnering with our customers to help them do more with less through the use of our solutions, we aim to conserve more than 300 billion gallons of water annually by 2030.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean‑up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 24 sites in the United States. Additionally, we have similar liability at six sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $9.0 million in 2016 and $6.5 million in 2015. Our worldwide accruals at December 31, 2016 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $22 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. After the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $535,000 during the subsidiary’s fiscal year ended November 30, 2016, and additional sales of such products totaling $571,000 during December 2016, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $117,180 and $351,192, respectively. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to the abovementioned statute.

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

Name	Age	Office	Positions Held Since Jan. 1, 2012

Douglas M. Baker, Jr.	58	Chairman of the Board and Chief Executive Officer	Jan. 2012 – Present

Christophe Beck	49	Executive Vice President and President – Global Water	May 2015 - Present
		& Process Services
		Executive Vice President and President – Regions	Oct. 2012 – May 2015
		Executive Vice President – Global Integration	Jan. 2012 – Sep. 2012

Larry L. Berger	56	Executive Vice President and Chief Technical Officer	Jan. 2012 – Present

Alex N. Blanco	56	Executive Vice President and Chief Supply Chain Officer	Jan. 2013 – Present [1]

Thomas W. Handley	62	President and Chief Operating Officer	Sep. 2012 – Present
		Senior Executive Vice President and President – Global Food & Beverage and Asia Pacific Latin America	Jan. 2012 – Aug. 2012

Michael A. Hickey	55	Executive Vice President and President – Global Institutional	Oct. 2012 – Present
		Executive Vice President and President – Institutional	Jan. 2012 – Sep. 2012

Bryan L. Hughes	48	Senior Vice President and Corporate Controller	May 2014 - Present
		Vice President-Finance, Global Institutional	Jan. 2012 – Apr. 2014

Roberto	61	Executive Vice President and President – Global Services	Sep. 2012 - Present
Inchaustegui		and Specialty
		Executive Vice President and President – Global Specialty	Jan. 2012 – Sep. 2012

Name	Age	Office	Positions Held Since Jan. 1, 2012
Laurie M. Marsh	53	Executive Vice President – Human Resources	Nov. 2013 – Present
		Vice President – Total Rewards and HR Service Delivery & Technology	Jan. 2012 – Oct.2013

Timothy P. Mulhere	54	Executive Vice President and President – Regions	May 2015 – Present
		Executive Vice President and President – Global Water and Process Services	Oct. 2012 – May 2015
		Executive Vice President and President – Global Healthcare	Feb. 2012 – Sep. 2012
		Senior Vice President and General Manager – Food & Beverage North America	Jan. 2012 – Jan. 2012

Daniel J. Schmechel	57	Chief Financial Officer and Treasurer	Jan. 2017 – Present
		Chief Financial Officer	Oct. 2012 – Dec. 2016
		Senior Vice President – Services and Systems	Jun. 2012 – Sep. 2012
		Senior Vice President and Chief Transformation Officer – EMEA	Jan. 2012 – May 2012

James J. Seifert	60	Executive Vice President, General Counsel and Secretary	Jan. 2012 – Present

Stephen M. Taylor	55	Executive Vice President and President – Nalco Champion	Apr. 2013 – Present
		Executive Vice President and President – Global Energy Services	Oct. 2012 – March 2013
		Executive Vice President – Energy Services	Jan. 2012 – Sep. 2012

Jill S. Wyant	45	Executive Vice President and President – Global Food & Beverage, Healthcare and Life Sciences	May 2016 – Present
		Executive Vice President and President – Global Food & Beverage	Oct. 2012 – April 2016
		Senior Vice President and General Manager – North America and Latin America	Jan. 2012 – Sep. 2012

1. Prior to joining Ecolab in 2013, Mr. Blanco was employed by Procter & Gamble Co., for 30 years, most recently as Vice President, Product Supply Global Beauty Sector.

Forward-Looking Statements

This Form 10-K, including the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives
•	capital investments and strategic business acquisitions
•	share repurchases
•	payments under operating leases
•	borrowing capacity
•	global market risk
•	impact of oil price fluctuations, comparative performance and prospects of businesses in our Global Energy segment
•	targeted credit rating metrics
•	long-term potential of our business
•	impact of changes in exchange rates and interest rates
•	losses due to concentration of credit risk
•	recognition of share-based compensation expense
•	future benefit plan payments
•	amortization expense
•	customer retention rate
•	bad debt experiences and customer credit worthiness
•	disputes, claims and litigation
•	environmental contingencies
•	returns on pension plan assets
•	funding of cash requirements, future cash flow and uses for cash
•	dividends
•	debt repayments
•	contributions to pension and postretirement healthcare plans
•	liquidity requirements and borrowing methods
•	impact of credit rating downgrade
•	impact of new accounting pronouncements
•	tax deductibility of goodwill
•	non-performance of counterparties

•	income taxes, including valuation allowances, loss carryforwards, unrecognized tax benefits and uncertain tax positions
•	market position
•	doing business in Iran
•	impact from Brexit

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements.  Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. For a further discussion of these and other factors which could cause results to differ from those expressed in any forward-looking statement, see Item 1A of this Form 10-K, entitled “Risk Factors”. Except as may be required under applicable law, we undertake no duty to update our forward-looking statements.

Item 1A. Risk Factors.

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. See the section entitled “Forward-Looking Statements” set forth above.

We may also refer to this disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements including those made in oral presentations, including telephone conferences and/or webcasts open to the public.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets including the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining and steel industries, can adversely impact our end-users. The well completion and stimulation, oil and gas production and refinery and petrochemical plant markets served by our Global Energy segment may be impacted by substantial fluctuations in oil and gas prices; in 2015 and 2016, the Global Energy segment experienced decreased sales as a result of very challenging global energy market conditions. In recent years, the weaker global economic environment, particularly in Europe and emerging markets such as China and Brazil, has also negatively impacted many of our end-markets. Weaker economic activity may continue to adversely affect these markets. During such cycles, these end-users may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, an adverse effect on our business.

Our results are impacted by general worldwide economic factors.

Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. In 2008 and 2009, the global economy experienced considerable disruption and volatility, and the disruption was particularly acute in the global credit markets. In 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Additionally, the June 2016 Brexit vote resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies, and the possibility for referendum by other EU member states may lead to further market volatility.  Other regions of the world, including emerging market areas, also expose us to foreign currency risk. As a result of increasing currency controls, importation restrictions, workforce regulations, pricing constraints and local capitalization requirements, we deconsolidated our Venezuelan subsidiaries effective as of the end of the fourth quarter of 2015. Prior to deconsolidation, across the second through fourth quarters of 2015, we devalued our Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and Energy operating segments. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

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

We continue to make investments and execute business initiatives to develop business systems and optimize our business structure as part of our ongoing efforts to improve our efficiency and returns. In particular, we continue to invest in our information technology systems to integrate and streamline our processes and to improve our competitiveness. These initiatives involve complex business process design and a breakdown in certain of these processes could result in business disruption. Additionally, we may undertake in the future business manufacturing initiatives similar to the substantially completed Energy Restructuring Plan and Combined Restructuring Plan discussed under Note 3, entitled “Special Gains and Charges” of this Form 10-K. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions, including the Nalco and Champion transactions, have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; or could otherwise adversely affect our business.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2016, approximately 47% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	tariffs and trade barriers;
•	export duties and quotas;
•	changes in the availability and pricing of raw materials, energy and utilities;
•	changes in local economic conditions;
•	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;
•	impact from Brexit and the possibility of similar events in other EU member states;
•	difficulties in managing international operations and the burden of complying with foreign laws;
•	requirements to include local ownership or management in our business;
•	economic and business objectives that differ from those of our joint venture partners;
•	exposure to possible expropriation, nationalization or other government actions;
•	restrictions on our ability to repatriate dividends from our subsidiaries;
•	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and
•	countries whose governments have been hostile to U.S.-based businesses.

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. and international economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the misconduct or reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of such laws and regulations could result in disruptive investigations of the Company, significant fines and sanctions, which could adversely affect our consolidated results of operations, financial position or cash flows.

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

We are a defendant in several wage hour lawsuits claiming violations of the Fair Labor Standards Act (“FLSA”) or a similar state law, certain of which have either been certified for class treatment or are seeking such certification. While one of the lawsuits has been tentatively settled, there can be no assurance that pending or future wage hour lawsuits can be successfully defended or settled.

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

Customers and vendors in the foodservice, hospitality, travel, healthcare, energy, food processing and pulp and paper industries, as well as other industries we serve, have consolidated in recent years and that trend may continue. This consolidation could have an adverse impact on our ability to retain customers and on our margins and consolidated results of operations.

We have substantial indebtedness which will impact our financial flexibility.

As of December 31, 2016, we had net debt (total debt minus cash and cash equivalents) of $6.4 billion. Our substantial indebtedness may adversely affect our business, consolidated results of operations and financial position, including in the following respects:

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

In addition, as of December 31, 2016 approximately $1.5 billion of our debt is floating rate debt. A one percentage point increase in the average interest rate on our floating rate debt would increase future interest expense by approximately $11 million per year. Accordingly, a significant spike in interest rates would adversely affect our consolidated results of operations and cash flows.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including potential reforms under the President Trump administration, and elsewhere, such as interpretations as to the legality of tax advantages granted under the European Union state aid rules.  We are also impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

Ecolab expects to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring Company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring Company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring Company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring Company for the accounting period during which the write down occurs. As of December 31, 2016, we had goodwill of $6.4 billion which is maintained in various reporting units, including goodwill from the Nalco and Champion transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco and Champion transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could adversely affect our consolidated results of operations and financial position.

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

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our operating segments, although the Pest Elimination and Equipment Care purchase the majority of their products and equipment from outside suppliers. Our chemical production process consists of producing intermediates via basic reaction chemistry and subsequently blending and packaging those intermediates with other purchased raw materials into finished products in powder, solid and liquid form. Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

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

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Joliet, IL USA	610,000	Global Institutional, Global Industrial	Owned
Tai Cang, CHINA	468,000	Global Institutional, Global Industrial	Owned
Sugar Land, TX USA	350,000	Global Energy, Global Industrial	Owned
South Beloit, IL USA	313,000	Global Institutional, Global Industrial, Other	Owned
Chalons, FRANCE	280,000	Global Institutional, Global Industrial	Owned
Clearing, IL USA	270,000	Global Energy, Global Industrial	Owned
Jurong Island, SINGAPORE	250,000	Global Energy, Global Industrial	Owned
Nanjing, CHINA	240,000	Global Energy, Global Industrial	Owned
Garland, TX USA	239,000	Global Institutional, Global Industrial	Owned
Martinsburg, WV USA	228,000	Global Institutional, Global Industrial	Owned
Elwood City, PA USA	222,000	Global Energy, Global Industrial	Owned
Weavergate, UNITED KINGDOM	222,000	Global Industrial, Global Institutional	Owned
Greensboro, NC USA	193,000	Global Institutional	Owned
Fresno, TX USA	192,000	Global Energy	Owned
Freeport, TX USA	189,000	Global Energy	Owned
Las Americas, DOMINICAN REPUBLIC	182,000	Global Institutional	Leased
Nieuwegein, NETHERLANDS	168,000	Global Institutional, Global Industrial	Owned
La Romana, DOMINICAN REPUBLIC	160,000	Global Institutional	Leased
Tessenderlo, BELGIUM	153,000	Global Institutional	Owned
Cheltenham, AUSTRALIA	145,000	Global Institutional, Global Industrial	Owned
Suzano, BRAZIL	142,000	Global Energy, Global Industrial	Owned
McDonough, GA USA	141,000	Global Institutional, Global Industrial	Owned
Darra, AUSTRALIA	138,000	Global Institutional, Global Industrial	Owned
Corsicana, TX USA	137,000	Global Energy	Owned
Burlington, Ontario, CANADA	136,000	Global Energy, Global Industrial	Owned
Eagan, MN USA	133,000	Global Institutional, Global Industrial, Other	Owned
Huntington, IN USA	127,000	Global Institutional, Global Industrial	Owned
Jacksonville, FL USA	127,000	Global Institutional	Owned
Rozzano, ITALY	126,000	Global Institutional, Global Industrial	Owned
City of Industry, CA USA	125,000	Global Institutional, Global Industrial	Owned
Garyville, LA USA	122,000	Global Energy, Global Industrial	Owned
Mississauga, CANADA	120,000	Global Institutional, Global Industrial	Leased
Aberdeen, UNITED KINGDOM	118,000	Global Energy	Owned
Elk Grove Village, IL USA	115,000	Global Institutional	Leased
Biebesheim, GERMANY	109,000	Global Energy, Global Industrial	Owned
Fort Worth, TX USA	101,000	Global Institutional	Leased
Johannesburg, SOUTH AFRICA	100,000	Global Institutional, Global Industrial	Owned

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Hamilton, NEW ZEALAND	96,000	Global Institutional, Global Industrial	Owned
Calgary, Alberta, CANADA	94,000	Global Energy	Owned
Kwinana, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Revesby, AUSTRALIA	87,000	Global Institutional, Global Industrial	Owned
Yangsan, KOREA	85,000	Global Energy, Global Industrial	Owned
Cisterna, ITALY	80,000	Global Industrial	Owned
Rovigo, ITALY	77,000	Global Institutional	Owned
Cuautitlan, MEXICO	76,000	Global Institutional, Global Industrial	Owned
Barueri, BRAZIL	75,000	Global Institutional, Global Industrial	Leased
Mullingar, IRELAND	74,000	Global Institutional, Global Industrial	Leased
Mosta, MALTA	73,000	Global Institutional	Leased

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

At year end 2016 Ecolab’s corporate headquarters was comprised of three adjacent multi-storied buildings located in downtown St. Paul, Minnesota. The main 19-story building was constructed to our specifications and is leased through June 30, 2018. The second building is leased through 2019. The Company intends to vacate the current leased buildings in 2018. The third building is owned. Ecolab acquired the 17-story North Tower from The Travelers Indemnity Company in downtown St. Paul, Minnesota on August 4, 2015. This building became the corporate headquarters in 2017. A 90 acre campus in Eagan, Minnesota is owned and provides for future growth. The Eagan facility houses a significant research and development center, a data center and training facilities as well as several of our administrative functions.

We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segment maintain their principal administrative offices and research center. As discussed in Part II, Item 8, Note 6, “Debt and Interest” of this Form 10-K, the Company acquired the beneficial interest in the trust owning these facilities during 2015. Our Energy operating segment maintains administrative and research facilities in Sugar Land, Texas and additional research facilities in Fresno, Texas. In December 2013, we announced the construction of a new 133,000 square-foot headquarters building adjacent to the existing Sugar Land operations which was completed in early 2016 and renovation of the existing 45,000 square-foot research facilities in Sugar Land.

Significant regional administrative and/or research facilities are located in  Leiden, Netherlands, Campinas, Brazil, and Pune, India, which we own, and in Monheim, Germany,  Singapore,  Shanghai, China, and Zurich, Switzerland, which we lease. We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Discussion of legal proceedings is incorporated by reference from Part II, Item 8, Note 15, “Commitments and Contingencies,” of this Form 10-K and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Other environmental-related legal proceedings are discussed at Part I, Item 1(c) above, under the heading “Environmental and Regulatory Considerations” and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is listed on the New York Stock Exchange under the symbol “ECL.” The Common Stock is also traded on an unlisted basis on certain other United States exchanges. The high and low sales prices of our Common Stock on the consolidated transaction reporting system during 2016 and 2015 were as follows:

	2016		2015
Quarter	High	Low	High	Low
First	$ 113.69	$ 98.62	$ 117.00	$ 97.78
Second	121.81	109.83	118.27	110.03
Third	124.60	116.66	117.69	103.09
Fourth	122.28	110.65	122.48	109.64

Holders

On January 31, 2017, we had 6,762 holders of record of our Common Stock.

Dividends

We have paid Common Stock dividends for 80 consecutive years. Cash dividends of $0.33 per share were declared in February, May and August 2015. Cash dividends of $0.35 per share were declared in December 2015, and February, May and August 2016. A dividend of $0.37 per share was declared in December 2016.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased (1)	per share (2)	plans or programs (3)	plans or programs (3)
October 1-31, 2016	2,451	$ 115.2107	-	16,772,526
November 1-30, 2016	-	-	-	16,772,526
December 1-31, 2016	13,365	117.6511	-	16,772,526
Total	15,816	117.2730	-	16,772,526

(1)

Includes 15,816 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 6.  Selected Financial Data.

December 31, millions, except per share amounts and employees	2016	2015	2014	2013	2012
OPERATIONS
Net sales	$ 13,152.8	$ 13,545.1	$ 14,280.5	$ 13,253.4	$ 11,838.7
Cost of sales (including special (gains) and charges (1))	6,898.9	7,223.5	7,679.1	7,161.2	6,385.4
Selling, general and administrative expenses	4,299.4	4,345.5	4,577.6	4,360.3	4,018.3
Special (gains) and charges	39.5	414.8	68.8	171.3	145.7
Operating income	1,915.0	1,561.3	1,955.0	1,560.6	1,289.3
Interest expense, net (including special (gains) and charges (1))	264.6	243.6	256.6	262.3	276.7
Income before income taxes	1,650.4	1,317.7	1,698.4	1,298.3	1,012.6
Provision for income taxes	403.3	300.5	476.2	324.7	311.3
Net income including noncontrolling interest	1,247.1	1,017.2	1,222.2	973.6	701.3
Net income (loss) attributable to noncontrolling interest (including special (gains) and charges (1))	17.5	15.1	19.4	5.8	(2.3)
Net income attributable to Ecolab	$ 1,229.6	$ 1,002.1	$ 1,202.8	$ 967.8	$ 703.6
Diluted earnings per share, as reported (GAAP)	$ 4.14	$ 3.32	$ 3.93	$ 3.16	$ 2.35
Diluted earnings per share, as adjusted (Non-GAAP) (2)	$ 4.37	$ 4.37	$ 4.18	$ 3.54	$ 2.98
Weighted-average common shares outstanding - basic	292.5	296.4	300.1	299.9	292.5
Weighted-average common shares outstanding - diluted	296.7	301.4	305.9	305.9	298.9

SELECTED INCOME STATEMENT RATIOS
Gross margin	47.5%	46.7%	46.2%	46.0%	46.1%
Selling, general and administrative expenses	32.7	32.1	32.1	32.9	33.9
Operating income	14.6	11.5	13.7	11.8	10.9
Income before income taxes	12.5	9.7	11.9	9.8	8.6
Net income attributable to Ecolab	9.3	7.4	8.4	7.3	5.9
Effective income tax rate	24.4%	22.8%	28.0%	25.0%	30.7%

FINANCIAL POSITION
Current assets (3)	$ 4,279.4	$ 4,447.5	$ 4,853.0	$ 4,698.4	$ 4,892.0
Property, plant and equipment, net	3,365.0	3,228.3	3,050.6	2,882.0	2,409.1
Goodwill, intangible and other assets (4)	10,685.8	10,965.9	11,523.8	12,027.4	10,234.5
Total assets	$ 18,330.2	$ 18,641.7	$ 19,427.4	$ 19,607.8	$ 17,535.6
Current liabilities (3) (4)	$ 3,019.4	$ 4,764.4	$ 4,367.9	$ 3,487.5	$ 3,052.4
Long-term debt (4)	6,145.7	4,260.2	4,843.4	6,016.0	5,699.7
Postretirement health care and pension benefits	1,019.2	1,117.1	1,188.5	795.6	1,220.5
Other liabilities	1,175.0	1,519.6	1,645.5	1,899.3	1,402.9
Total liabilities	11,359.3	11,661.3	12,045.3	12,198.4	11,375.5
Ecolab shareholders’ equity	6,901.1	6,909.9	7,315.9	7,344.3	6,077.0
Noncontrolling interest	69.8	70.5	66.2	65.1	83.1
Total equity	6,970.9	6,980.4	7,382.1	7,409.4	6,160.1
Total liabilities and equity	$ 18,330.2	$ 18,641.7	$ 19,427.4	$ 19,607.8	$ 17,535.6

SELECTED CASH FLOW INFORMATION
Cash provided by operating activities	$ 1,939.7	$ 1,999.8	$ 1,815.6	$ 1,559.8	$ 1,203.0
Cash used for investing activities	(829.5)	(915.8)	(848.3)	(2,078.7)	(487.9)
Cash used for financing activities	(868.2)	(1,150.9)	(1,071.0)	(292.6)	(1,393.6)
Depreciation and amortization	850.7	859.5	872.0	816.2	714.5
Capital expenditures	707.4	771.0	748.7	625.1	574.5
Cash dividends declared per common share	1.420	1.340	1.155	0.965	0.830

SELECTED FINANCIAL MEASURES/OTHER
Total debt	$ 6,687.0	$ 6,465.5	$ 6,548.2	$ 6,875.8	$ 6,505.2
Total debt to capitalization	49.0%	48.1%	47.0%	48.1%	51.4%
Book value per common share	$ 23.65	$ 23.35	$ 24.40	$ 24.39	$ 20.62
Return on beginning equity	17.9%	13.8%	16.5%	15.8%	12.2%
Dividends per share/diluted earnings per common share	34.3%	40.4%	29.4%	30.5%	35.3%
Net interest coverage	7.2	6.4	7.6	5.9	4.7
Year end market capitalization	$ 34,207.7	$ 33,852.7	$ 31,340.6	$ 31,399.4	$ 21,190.5
Annual common stock price range	$ 124.60 -	$ 122.48 -	$ 118.46 -	$ 108.34 -	$ 72.79 -
	98.62	97.78	97.65	71.99	57.44
Number of employees	47,565	47,145	47,430	45,415	40,860

(1) Cost of sales includes special charges of $66.0 in 2016, $80.6 in 2015, $14.3 in 2014, $43.2 in 2013 and $93.9 in 2012; Net interest expense includes special charges of $2.5 in 2013 and $19.3 in 2012; Net income (loss) attributable to non-controlling interest includes special charges of $12.8 in 2015, $0.5 in 2013 and $4.5 in 2012.

(2) Amounts exclude the impact of special (gains) and charges and discrete tax items.

(3) During 2015, the Company changed its accounting policy for presenting derivatives subject to master netting agreements with the same counterparties, resulting in a reduction in its December 31, 2014 current assets and current liabilities.

(4) During 2015, the Company adopted the accounting guidance related to simplifying the presentation of debt issue costs, resulting in reductions to other assets, current liabilities and long-term debt across the 2012 to 2014 years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following management discussion and analysis (“MD&A”) provides information that we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate and reportable segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such quantitative drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

The discussion should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-K. Our consolidated financial statements are prepared in accordance with U.S. GAAP. This discussion contains various Non-GAAP Financial Measures and also contains various forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements and information set forth in the sections entitled “Non-GAAP Financial Measures” at the end of this MD&A, and “Forward-Looking Statements” and “Risk Factors” within Items 1 and 1A of this Form 10-K.

Comparability of Results

Fixed Currency Foreign Exchange Rates

Management evaluates the sales and operating income performance of our non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on our international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency exchange rates are generally based on existing market rates at the time they are established. Fixed currency amounts for both 2015 and 2014 also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at the Marginal Currency System (“SIMADI”) rate at year end 2015 of approximately 200 bolivares to 1 U.S. dollar. Public currency rate data provided within the “Segment Performance” section of this MD&A reflect amounts translated at actual public average rates of exchange prevailing during the corresponding period, and is provided for informational purposes only.

Venezuela Related Activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. Prior to deconsolidation, due to the country’s highly inflationary economy, the functional currency of our Venezuelan subsidiaries was the U.S. dollar. As a result, currency remeasurement adjustments for non-U.S. dollar denominated monetary assets and liabilities of our Venezuelan subsidiaries and other transactional foreign currency exchange gains and losses were reflected in earnings. Across the second through fourth quarters of 2015, the Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and Energy operating segments were converted from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar. As noted above, within our fixed currency sales and operating results, to present our historical Venezuelan bolivar operations at a consistent conversion rate, we have reflected all Venezuelan bolivar results for the 2015 and 2014 reporting years at a SIMADI conversion rate of approximately 200 bolivares to 1 U.S. dollar.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude the Venezuelan results of operations from all comparable periods.

EXECUTIVE SUMMARY

We continued to work aggressively through 2016's difficult environment, where lackluster global economies, significantly unfavorable foreign currency translation and continued depressed energy market activity presented multiple headwinds to our growth.  We once again delivered superior results for customers at the lowest total operating cost to them, while also working aggressively to deliver margin improvement. We also continued to make significant investments in our customer, field and infrastructure technology as well as in our talent management systems, all key areas that will be critical to our long-term success.

In this environment, our Global Institutional, Global Industrial and Other segments continued to show good fixed currency sales and earnings results. However, these were offset by a decline in the Global Energy segment, coupled with significantly unfavorable currency translation due to the strong dollar appreciation relative to other currencies. We worked aggressively to offset these headwinds, while making progress in our work to strengthen our businesses and position them for better growth in 2017.

Sales

Reported sales declined 3% to $13.2 billion in 2016 from $13.5 billion in 2015. Sales were negatively impacted by unfavorable foreign currency exchange rates compared to the prior year. When measured in fixed rates of foreign currency exchange, fixed currency sales were flat compared to the prior year. See the section entitled “Non-GAAP Financial Measures” within this MD&A for further information on our non-GAAP measures and the “Net Sales” table on page 30 and the “Sales by Reportable Segment” table on page 36 for reconciliation information.

Gross Margin

Our reported gross margin was 47.5% of sales for 2016, which compared to our 2015 reported gross margin of 46.7%. Excluding the impact of special (gains) and charges included in cost of sales from both 2016 and 2015, our adjusted gross margin was 48.0% in 2016 and 47.3% in 2015. See the section entitled “Non-GAAP Financial Measures” within this MD&A for further information on our non-GAAP measures and the “Cost of Sales and Gross Profit Margin” table on page 30 for reconciliation information.

Operating Income

Reported operating income increased 23% to $1.9 billion in 2016, compared to $1.6 billion in 2015. Adjusted operating income, excluding the impact of special (gains) and charges, decreased 2% in 2016. When measured in fixed rates of foreign currency exchange, adjusted fixed currency operating income increased 3%. See the section entitled “Non-GAAP Financial Measures” within this MD&A for further information on our non-GAAP measures and the “Operating Income” table on page 34 and Operating Income by Reportable Segment table on page 36 for reconciliation information.

Earnings Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS increased 25% to $4.14 in 2016 compared to $3.32 in 2015. Special (gains) and charges had an impact on both years, driven primarily by Energy related charges in 2016 and Venezuelan related actions, restructuring charges and other gains and charges in both 2016 and 2015. Also in 2015, special (gains) and charges included acquisition and integration related costs that were completed during the fourth quarter of 2015. Adjusted diluted EPS, which exclude the impact of special (gains) and charges and discrete tax items from both 2016 and 2015 were flat at $4.37 in both 2016 and 2015. See the section entitled “Non-GAAP Financial Measures” within this MD&A for further information on our non-GAAP measures, and the “Diluted EPS” table on page 35 for reconciliation information.

Balance Sheet

We remain committed to our stated objective of having an investment grade balance sheet, supported by our current credit ratings of A-/Baa1 by the major ratings agencies, and to achieving “A” range ratings metrics. We believe that our strong balance sheet has allowed us continued access to capital at attractive rates.

Net Debt to EBITDA

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) was 2.3 and 2.6 for 2016 and 2015, respectively. Our net debt to adjusted EBITDA, defined as the sum of EBITDA and special (gains) and charges impacting EBITDA, was 2.2 for both 2016 and 2015. We view these ratios as important indicators of the operational and financial health of our organization. See the section entitled “Non-GAAP Financial Measures” within this MD&A for further information on our non-GAAP measures, and the “Net Debt to EBITDA” table on page 40 for reconciliation information.

Cash Flow

Cash flow from operating activities was $1.9 billion in 2016 compared to $2.0 billion in 2015. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in our business, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments. See the section entitled “Cash Flows” within this MD&A for further information.

Dividends

We increased our quarterly cash dividend 6% in December 2016 to an indicated annual rate of $1.48 per share. The increase represents our 25th consecutive annual dividend rate increase and the 80th consecutive year we have paid cash dividends. Our outstanding dividend history reflects our continued growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. We have adopted various accounting policies to prepare the consolidated financial statements in accordance with U.S. GAAP. Our significant accounting policies are disclosed in Note 2 of the Notes to the Consolidated Financial Statements (“Notes”).

Preparation of our consolidated financial statements, in conformity with U.S. GAAP, requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions to be made about matters that are highly uncertain at the time the accounting estimate is made, and (2) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, have a material impact on the presentation of our financial condition or results of operations.

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

Our sales policies do not provide for general rights of return. We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. We also record estimated reserves for product returns and credits at the time of sale and anticipated uncollectible accounts, as discussed below. Depending on market conditions, we may increase customer incentive offerings, which could reduce gross profit margins over the term of the incentive.

Valuation Allowances and Accrued Liabilities

Allowances for Doubtful Accounts

We estimate our allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. In addition, our estimates also include separately providing for customer receivables based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. We estimate our sales returns and allowances by analyzing historical returns and credits, and apply these trend rates to calculate estimated reserves for future credits. Actual results could differ from these estimates.

Our allowance for doubtful accounts balance was $68 million and $75 million, as of December 31, 2016 and 2015, respectively. These amounts include our allowance for sales returns and credits of $14 million and $15 million as of December 31, 2016 and 2015, respectively. Our bad debt expense as a percent of reported net sales was 0.2% in 2016, 2015 and 2014. We believe that it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of our customers were to deteriorate, resulting in an inability to make payments, or if unexpected events, economic downturns, or significant changes in future trends were to occur, additional allowances may be required.

For additional information on our allowance for doubtful accounts, see Note 2.

Accrued Liabilities

Our business and operations are subject to extensive environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use and handling of hazardous substances, waste disposal and the investigation and remediation of soil and groundwater contamination. As with other companies engaged in similar manufacturing activities and providing similar products and services, some risk of environmental liability is inherent in our operations.

We record liabilities related to pending litigation, environmental claims and other contingencies when a loss is probable and can be reasonably estimated. Estimates used to record such liabilities are based on our best estimate of probable future costs. We record the amounts that represent the points in the range of estimates that we believe are most probable or the minimum amount when no amount within the range is a better estimate than any other amount. Potential insurance reimbursements generally are not anticipated in our accruals for environmental liabilities or other insured losses. Expected insurance proceeds are recorded as receivables when recovery is deemed certain. While the final resolution of litigation and environmental contingencies could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, we believe the ultimate outcome will not have a significant impact on our consolidated financial position.

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

•

The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bond issues rated Aa by Moody’s Investor Services or AA by Standard & Poors. The discount rate is calculated by matching the plans’ projected cash flows to the bond yield curve. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. For 2015 and 2014, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. The change in approach did not affect the measurement of our plan obligations or the funded status of our plans. In determining our U.S. pension obligations for 2016, our weighted-average discount rate decreased to 4.27% from 4.51% at year-end 2015. In determining our U.S. postretirement health care obligation for 2016, our weighted-average discount rate decreased to 4.14% from 4.38% at year-end 2015.

•

The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected return on U.S. plan assets used for determining the 2015, 2016 and 2017 U.S. pension and U.S. postretirement health care expenses was 7.75%.

•

Projected salary and health care cost increases are based on our long-term actual experience, the near term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the 2015 and 2016 U.S. pension expenses was 4.32% and for 2017 it is 4.03%. For postretirement benefit measurement purposes as of December 31, 2016, the annual rates of increase in the per capita cost of covered health care were assumed to be 6.75% for pre-65 costs and 7.25% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2023 and remain at those levels thereafter.

•	In determining our U.S. pension and U.S. postretirement health care obligation for 2016, we utilized the most recent mortality table, MP-2016 projection scale (applied to the RP-2006 mortality table).

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized actuarial loss and amortized over future periods and, therefore, will generally affect our recognized expense in future periods. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations. The unrecognized net actuarial loss on our U.S. qualified and non-qualified pension plans increased to $533 million as of December 31, 2016 from $513 million as of December 31, 2015 (both before tax), primarily due to current period net actuarial losses.

The effect of a decrease in the discount rate or decrease in the expected return on assets assumption as of December 31, 2016, on the December 31, 2016 funded status and 2017 expense is shown below, assuming no changes in benefit levels and no amortization of gains or losses for our significant U.S. plans:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2017
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$ 65.7	$ 5.5
Expected return on assets	-0.25 pts	N/A	4.8

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2017
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$ 5.1	$ 0.5
Expected return on assets	-0.25 pts	N/A	0.0

Our international pension obligations and underlying plan assets represent approximately one third of our global pension plans, with the majority of the amounts held in the U.K. and Eurozone countries. We use assumptions similar to our U.S. plan assumptions to measure our international pension obligations, however, the assumptions used vary by country based on specific local country requirements and information.

See Note 16 for further discussion concerning our accounting policies, estimates, funded status, contributions and overall financial positions of our pension and postretirement plan obligations.

Self Insurance

Globally we have insurance policies with varying deductible levels for property and casualty losses. We are insured for losses in excess of these deductibles, subject to policy terms and conditions and have recorded both a liability and an offsetting receivable for amounts in excess of these deductibles. We are self-insured for health care claims for eligible participating employees, subject to certain deductibles and limitations. We determine our liabilities for claims on an actuarial basis.

Restructuring

Our restructuring activities are associated with plans to enhance our efficiency, effectiveness and sharpen the competitiveness of our businesses. These restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter in which the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract termination costs. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets.

Restructuring charges have been included as a component of cost of sales, special (gains) and charges and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring charges were substantially completed within our two active plans (Combined and Energy) during the fourth quarter of 2015. Our restructuring liability balance was $40 million and $90 million as of December 31, 2016 and 2015, respectively.

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

During the first quarter of 2016 we early-adopted the accounting guidance that requires all deferred tax assets and liabilities to be classified as noncurrent on the Consolidated Balance Sheet, using the prospective application method. Periods prior to the first quarter of 2016 have not been retrospectively adjusted for adoption of this guidance.

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

Uncertain Tax Positions

A number of years may elapse before a particular tax matter, for which we have established a reserve, is audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of our federal income tax returns (Ecolab and Nalco) through 2012. The IRS has completed examinations of our U.S. federal income tax returns (Champion) through 2011 and tax year 2012 is closed by statute of limitations. Our U.S. federal income tax returns for the years 2013 and 2014 are currently under audit. In addition to the U.S. federal examinations, we have ongoing audit activity in several U.S. state and foreign jurisdictions.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe that our tax returns properly reflect the tax consequences of our operations, and that our reserves for tax contingencies are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The tax reserves are reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. The majority of our tax reserves are presented in the Consolidated Balance Sheet within other non-current liabilities. Our gross liability for uncertain tax positions was $76 million and $75 million as of December 31, 2016 and 2015, respectively.

For additional information on income taxes and adoption of new accounting guidance related to classification of deferred tax assets and liabilities on the Consolidated Balance Sheet, see Note 12 and Note 2, respectively.

Long-Lived Assets, Intangible Assets and Goodwill

Long-Lived and Amortizable Intangible Assets

We periodically review our long-lived and amortizable intangible assets, the net value of which was $6.4 billion and $6.5 billion as of December 31, 2016 and 2015, respectively, for impairment and to assess whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or history of operating or cash flow losses associated with the use of the asset. Impairment losses could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value.

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

Goodwill and Indefinite Life Intangible Assets

We had total goodwill of $6.4 billion and $6.5 billion as of December 31, 2016 and 2015, respectively. We test our goodwill for impairment at the reporting unit level on an annual basis during the second quarter. Our reporting units are aligned with our ten operating segments.

For our 2016 impairment assessment, we completed our assessment for goodwill impairment across our ten reporting units through a quantitative analysis, utilizing a discounted cash flow approach. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our goodwill impairment assessment for 2016 indicated the estimated fair value of each of our reporting units exceeded the unit’s carrying amount by a significant margin. We will continue to assess the need to test our reporting units for impairment during interim periods between our scheduled annual assessments. No events during the second half of 2016 indicated a need to update our conclusions reached during the second quarter of 2016.

As part of the Nalco merger, we added the “Nalco” trade name as an indefinite life intangible asset, the total value of which was $1.2 billion as of December 31, 2016 and 2015. The carrying value of the indefinite life trade name was subject to annual impairment testing, using a relief from royalty assessment method, during the second quarter of 2016. Based on this testing, no adjustment to the carrying value was necessary. Additionally, no events during the second half of 2016 indicated a need to update our conclusions reached during the second quarter of 2016.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2016	2015	2014	2016	2015
Reported GAAP net sales	$ 13,152.8	$ 13,545.1	$ 14,280.5	(3)%	(5)%
Effect of foreign currency translation	(197.8)	(630.8)	(1,514.8)
Non-GAAP fixed currency sales	$ 12,955.0	$ 12,914.3	$ 12,765.7	0%	1%

As shown in the table above, foreign currency exchange negatively impacted sales growth during both 2016 and 2015 reporting years. The percentage components of the year-over-year sales change are shown below:

(percent)	2016	2015
Volume	(1)%	0%
Price changes	0	0
Acquisition adjusted fixed currency sales change	(1)	0
Acquisitions & divestitures	1	1
Fixed currency sales change	0	1
Foreign currency translation	(3)	(6)
Reported GAAP net sales change	(3)%	(5)%

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2016		2015		2014
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 6,898.9	47.5%	$ 7,223.5	46.7%	$ 7,679.1	46.2%
Special (gains) and charges	66.0	0.5	80.6	0.6	14.3	0.1
Non-GAAP adjusted COS and gross margin	$ 6,832.9	48.0%	$ 7,142.9	47.3%	$ 7,664.8	46.3%

Our COS values and corresponding gross margin are shown in the previous table. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 47.5%, 46.7% and 46.2% for 2016, 2015 and 2014, respectively. Our 2016, 2015 and 2014 reported gross margins were negatively impacted by special (gains) and charges of $66.0 million, $80.6 million and $14.3 million, respectively. Special (gains) and charges items impacting COS are shown within the special (gains) and charges table on page 31.

Excluding the impact of special (gains) and charges, our 2016 adjusted gross margin was 48.0% compared against a 2015 adjusted gross margin of 47.3%. The increase was driven primarily by lower delivered product costs, cost efficiencies and the impact of the decline in Global Energy, which on average has a lower gross margin.

Excluding the impact of special (gains) and charges, our adjusted gross margin was 47.3% and 46.3% for 2015 and 2014, respectively. The increase was due primarily to delivered product cost savings and synergies.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2016	2015	2014
SG&A Ratio	32.7%	32.1%	32.1%

The increased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2016 against 2015 was driven primarily by the impact of acquisitions, investments in the business and the decline in Global Energy, which on average has a lower SG&A ratio.

The consistent SG&A ratio comparing 2015 against 2014 resulted from the impact of net synergies and cost savings actions which were offset by investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

(millions)	2016	2015	2014
Cost of sales
Restructuring activities	$ (0.4)	$ 16.5	$ 13.9
Inventory costs	(6.2)	(14.5)	-
Inventory reserves	-	20.6	-
Energy related charges	62.6	-	-
Fixed asset impairment and other inventory charges	10.0	24.7	0.4
Venezuela related activities	-	33.3	-
Subtotal	66.0	80.6	14.3

Special (gains) and charges
Restructuring activities	(8.7)	83.8	69.2
Champion and Nalco integration costs	-	18.7	28.4
Energy related charges	14.2	-	-
Venezuela related activities	(7.8)	256.0	-
Other	41.8	56.3	(28.8)
Subtotal	39.5	414.8	68.8

Operating income subtotal	105.5	495.4	83.1

Net income attributable to noncontrolling interest
Restructuring activities	-	(1.7)	-
Venezuela related activities	-	(11.1)	-
Subtotal	-	(12.8)	-

Total special (gains) and charges	$ 105.5	$ 482.6	$ 83.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring Activities

Restructuring charges have been included as a component of cost of sales, special (gains) and charges and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Further details related to our restructuring charges are included in Note 3.

Energy Restructuring Plan

In April 2013, following the completion of the Champion transaction, we commenced plans to undertake restructuring and other cost-saving actions to realize our acquisition-related cost synergies as well as streamline and strengthen our position in the global energy market (the “Energy Restructuring Plan”). Actions associated with the acquisition to improve the effectiveness and efficiency of the business included a reduction of the combined business’s global workforce. Actions also included leveraging and simplifying our global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015 with certain immaterial actions continuing into 2016. Cumulative restructuring charges of $89 million ($60 million after tax and net of the impact from noncontrolling interest), are materially consistent with our initial expectation of $80 million ($55 million after tax).

We recorded restructuring charges of $4.5 million ($2.6 million after tax) or $0.01 per diluted share, $47.2 million ($33.0 million after tax) or $0.10 per diluted share and $9.5 million ($6.4 million after tax) or $0.02 per diluted share during 2016, 2015 and 2014, respectively. As a result of the ownership structure of certain entities holding Energy Restructuring charges, we reflected $1.7 million of the 2015 charges as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Net cash payments under the Energy Restructuring Plan were $14.4 million during 2016 and $42.5 million from 2013 through 2015. The majority of cash payments under this plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will be funded from operating activities.

During 2016 the Energy Restructuring Plan achieved approximately $25 million of incremental savings as compared to 2015. Cumulative cost savings from this plan, along with synergies achieved in connection with the acquisition, were approximately $150 million through 2016 and are materially consistent with our original expectations.

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

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015, with certain immaterial actions continuing into 2016. Cumulative restructuring charges of $391 million ($297 million after tax), are materially consistent with our initial expectation of $400 million ($300 million after tax).

We recorded net gains of $13.6 million ($13.4 million after tax) or $0.05 per diluted share during 2016 primarily related to gains on the sale of certain facilities related to previous restructuring initiatives. We recorded net charges of $53.0 million ($44.2 million after tax) or $0.15 per diluted share and $73.5 million ($58.5 million after tax) or $0.19 per diluted share during 2015 and 2014, respectively.

Net cash payments under the Combined Plan were $14.9 million during 2016 and $303.1 million from 2011 through 2015. The majority of cash payments under the Combined Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. We anticipate the remaining cash expenditures will continue to be funded from operating activities.

During 2016, the Combined Plan achieved approximately $25 million of incremental savings as compared to 2015. Cumulative cost savings from this plan, along with annual cost saving and synergies, were approximately $420 million through 2016 and are materially consistent with our original expectations.

Non-Restructuring Special (Gains) and Charges

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. During the second and fourth quarters of 2016, as a result of these conditions and their corresponding impact on our business outlook, we recorded total charges of $76.8 million ($50.0 million after tax) or $0.17 per diluted share, comprised of inventory write-downs and related disposal costs, fixed asset charges, headcount reductions and other charges.

The inventory write-downs and related disposal costs of $40.5 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $20.4 million resulted from the write-down of certain assets related to the reduction of certain aspects of our North American operations within the Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $13.1 million include a reduction in our Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of 2016, we had $7.4 million of corresponding severance remaining to be paid, which is expected to be paid within the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries and began accounting for the investments in our Venezuelan subsidiaries using the cost method of accounting effective in the first quarter of 2016. We used the cost method of accounting for the investment in our Venezuelan subsidiaries throughout 2016 as the conditions within Venezuela driving this decision remained in place during 2016. Prior to deconsolidation, we remeasured our Venezuelan bolivar operations within our Water, Paper, Food & Beverage, Institutional and the bolivar portion of our Venezuelan operations within Energy operating segments from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar. As a result of the ownership structure of our Food & Beverage and Institutional operations in Venezuela, we reflected a portion of the devaluation impact as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income. Upon deconsolidation, we recorded a charge to fully write off our intercompany receivables and investment. The total charges during 2015 related to our actions in Venezuela were $289.3 million ($246.8 million after tax). As a result of the ownership structure of our Food & Beverage and Institutional operations in Venezuela, we reflected $11.1 million of the above charges as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income, resulting in a net charge of $235.7 million or $0.78 per diluted share.

During 2016, we recorded a gain of $7.8 million ($4.9 million after tax) or $0.02 per diluted share resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Venezuela related charges have been included as a component of cost of sales, special (gains) and charges and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Fixed asset impairment and other inventory charges

During 2015, we recorded a fixed asset impairment charge of $24.7 million ($15.4 million after tax), or $0.05 per diluted share, consisting of certain production equipment and buildings within one of our U.S. plants. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets.

During 2016, we recorded an additional charge of $10.0 million ($6.3 million after tax) or $0.02 per diluted share related to the dry polymer fixed asset impairment, as well as related inventory charges. Subsequent to the charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products.

These items have been included as a component of cost of sales on the Consolidated Statement of Income.

Inventory costs and inventory reserve

During 2015, we improved and standardized estimates related to our inventory reserves and product costing, resulting in a net pre-tax charge of approximately $6 million. Separately, the actions resulted in a charge of $20.6 million ($15.9 million after tax), or $0.05 per diluted share, related to inventory reserve calculations, partially offset by a gain of $14.5 million ($12.2 million after tax), or $0.04 per diluted share, related to the capitalization of certain cost components into inventory. During 2016, we took additional actions related to the capitalization of certain cost components into inventory, which resulted in a gain of $6.2 million ($4.6 million after tax), or $0.02 per diluted share.

These items have been included as a component of cost of sales on the Consolidated Statement of Income.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and we did not incur any special charges related to such transactions during 2016. As a result of the Champion acquisition and Nalco merger, we incurred charges of $18.7 million ($12.0 million after tax) or $0.05 per diluted share and $28.4 million ($19.8 million after tax) or $0.06 per diluted share, during 2015 and 2014, respectively. Champion and Nalco integration charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Other special (gains) and charges

During 2016, we recorded charges of $41.8 million ($26.4 million after tax) or $0.09 per diluted share, primarily consisting of litigation related charges.

During 2015, we recorded a net charge of $56.3 million ($34.5 million after tax), or $0.11 per diluted share, primarily made up of litigation related charges and the recognition of a loss on the sale of a portion of our Ecovation business, offset partially by the recovery of funds deposited into escrow as part of the Champion transaction.

During 2014, we recorded a special gain of $28.4 million ($23.3 million after tax), or $0.08 per diluted share, as a result of a favorable licensing settlement and other settlement gains, the consolidation of the Emirates National Chemicals Company LLC (“Emochem”) entity and removal of the corresponding equity method investment and the disposition of a business.

The charges discussed above have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2016	2015	2014	2016	2015
Reported GAAP operating income	$ 1,915.0	$ 1,561.3	$ 1,955.0	23%	(20)%
Special (gains) and charges	105.5	495.4	83.1
Non-GAAP adjusted operating income	2,020.5	2,056.7	2,038.1	(2)	1
Effect of foreign currency translation	(32.2)	(129.1)	(251.3)
Non-GAAP adjusted fixed currency operating income	$ 1,988.3	$ 1,927.6	$ 1,786.8	3%	8%

(percent)	2016	2015	2014
Reported GAAP operating income margin	14.6%	11.5%	13.7%
Non-GAAP adjusted operating income margin	15.4%	15.2%	14.3%
Non-GAAP adjusted fixed currency
operating income margin	15.3%	14.9%	14.0%

Our reported operating income increased 23% when comparing 2016 to 2015 and decreased 20% when comparing 2015 to 2014. Our reported operating income for 2016, 2015 and 2014 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from all three years, 2016 adjusted operating income decreased 2% when compared to 2015 adjusted operating income and 2015 adjusted operating income increased 1% when compared to 2014 adjusted operating income.

As shown in the previous table, foreign currency translation had a negative impact on adjusted operating income growth for both 2016 and 2015, as adjusted fixed currency operating income increased 3% for 2016 and 8% for 2015. Acquisitions and divestitures negatively impacted our 2016 adjusted fixed currency operating income growth rates by approximately 1 percentage point. In 2015, acquisitions and divestitures added 1 percentage point to fixed currency operating income growth.

As addressed further in the “Segment Performance” section of this MD&A, comparisons across 2014 to 2016 were impacted by growth in Global Industrial, Global Institutional and Other offset by the continued challenges within Global Energy.

Interest Expense, Net

Reported net interest expense totaled $264.6 million, $243.6 million and $256.6 million during 2016, 2015 and 2014, respectively. The increase in 2016 net interest expense compared to 2015 net interest expense was driven primarily by higher weighted average interest rates on outstanding debt. The decrease in 2015 net interest expense compared to 2014 net interest expense was driven primarily by lower weighted average interest rates on outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2016	2015	2014
Reported GAAP tax rate	24.4%	22.8%	28.0%
Tax rate impact of:
Special gains and charges	1.0	(0.4)	(0.1)
Discrete tax items	(0.2)	3.5	(0.7)
Non-GAAP adjusted tax rate	25.2%	25.9%	27.2%

Our reported tax rate for 2016, 2015 and 2014 includes the tax impact of special gains and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special gains and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

Our 2016 reported tax rate includes $43.1 million of net tax benefits on special gains and charges and net expenses of $3.9 million associated with discrete tax items. Our 2015 reported tax rate includes $105.7 million of net tax benefits on special gains and charges and net benefits of $63.3 million associated with discrete tax items. Our 2014 reported tax rate includes $21.6 million of net tax benefits on special gains and charges and net expense of $13.2 million associated with discrete tax items. The corresponding impact of these items on the reported tax rate is shown in the table above.

During 2016, we recognized net expenses related to discrete tax items of $3.9 million. The net expenses were driven primarily by recognizing adjustments from filing our 2015 U.S. federal income tax return, partially offset by settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of updated tax rates in international jurisdictions. Net expenses were also impacted by adjustments to deferred tax asset and liability positions and the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

Net benefits related to discrete tax items in 2015 were driven primarily by the release of $20.6 million of valuation allowances based on the realizability of foreign deferred tax assets and our ability to recognize a worthless stock deduction of $39.0 million for the tax basis in a wholly-owned domestic subsidiary.

Net expenses related to discrete tax items in 2014 were driven primarily by an update to non-current tax liabilities for certain global tax audits, an adjustment related to the re-characterization of intercompany payments between our U.S. and foreign affiliates, the remeasurement of certain deferred tax assets and liabilities resulting from changes in our deferred state tax rate, recognizing adjustments from filing our 2013 U.S. federal and state tax returns, net changes of valuation allowances based on the realizability of foreign deferred tax assets and the impact from other foreign country audit settlements.

The decrease in our adjusted tax rate from 2014 to 2016 was impacted by global tax planning projects, as well as favorable geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to, U.S. domestic tax reform proposals, further tax planning projects and geographic income mix.

Net Income Attributable to Ecolab

				Percent Change

(millions)	2016	2015	2014	2016	2015
Reported GAAP net income attributable to Ecolab	$ 1,229.6	$ 1,002.1	$ 1,202.8	23%	(17)%
Adjustments:
Special (gains) and charges, after tax	62.4	376.9	61.5
Discrete tax net expense (benefit)	3.9	(63.3)	13.2
Non-GAAP adjusted net income attributable to Ecolab	$ 1,295.9	$ 1,315.7	$ 1,277.5	(2)%	3%

Diluted EPS

				Percent Change

(dollars)	2016	2015	2014	2016	2015
Reported GAAP diluted EPS	$ 4.14	$ 3.32	$ 3.93	25%	(16)%
Adjustments:
Special (gains) and charges	0.21	1.25	0.20
Discrete tax net expense (benefit)	0.01	(0.21)	0.04
Non-GAAP adjusted diluted EPS	$ 4.37	$ 4.37	$ 4.18	0%	5%

Per share amounts do not necessarily sum due to rounding.

Currency translation had a significant unfavorable impact on reported and adjusted diluted EPS comparability across 2014 to 2016, with headwinds of approximately $0.31 per share for 2016 compared to 2015 and approximately $0.30 per share for 2015 compared to 2014.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2016. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. Fixed currency amounts for both 2015 and 2014 also reflect all Venezuelan bolivar operations, prior to deconsolidation of our Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 17.

Fixed currency net sales and operating income for 2016, 2015 and 2014 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2016	2015	2014	2016	2015
Global Industrial	$ 4,617.1	$ 4,485.5	$ 4,261.9	3%	5%
Global Institutional	4,495.6	4,210.9	3,982.8	7	6
Global Energy	3,035.8	3,470.8	3,815.8	(13)	(9)
Other	806.5	747.1	705.2	8	6
Subtotal at fixed currency	12,955.0	12,914.3	12,765.7	0	1
Effect of foreign currency translation	197.8	630.8	1,514.8
Total reported net sales	$ 13,152.8	$ 13,545.1	$ 14,280.5	(3)%	(5)%

Operating Income				Percent Change

(millions)	2016	2015	2014	2016	2015
Global Industrial	$ 703.0	$ 626.4	$ 538.8	12%	16%
Global Institutional	966.7	876.6	772.6	10	13
Global Energy	337.1	465.5	534.8	(28)	(13)
Other	148.1	127.5	109.9	16	16
Corporate	(272.1)	(663.8)	(252.4)
Subtotal at fixed currency	1,882.8	1,432.2	1,703.7	31	(16)
Effect of foreign currency translation	32.2	129.1	251.3
Total reported operating income	$ 1,915.0	$ 1,561.3	$ 1,955.0	23%	(20)%

Global Industrial

	2016	2015	2014
Sales at fixed currency (millions)	$ 4,617.1	$ 4,485.5	$ 4,261.9
Sales at public currency (millions)	4,709.8	4,726.9	4,907.6

Volume	2%	2%
Price changes	1%	1%
Acquisition adjusted fixed currency sales change	2%	3%
Acquisitions and divestitures	1%	2%
Fixed currency sales change	3%	5%
Foreign currency translation	(3)%	(9)%
Public currency sales change	(0)%	(4)%

Operating income at fixed currency (millions)	$ 703.0	$ 626.4	$ 538.8
Operating income at public currency (millions)	719.9	673.0	643.1

Fixed currency operating income change	12%	16%
Fixed currency operating income margin	15.2%	14.0%	12.6%
Acquisition adjusted fixed currency operating income change	12%	14%
Acquisition adjusted fixed currency operating income margin	15.4%	14.1%	12.8%
Public currency operating income change	7%	5%

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales growth for Global Industrial in both 2016 and 2015 was driven by volume gains and pricing. At a regional level, the 2016 sales increase was impacted by good growth in Latin America and moderate growth in Middle East/Africa (“MEA”) and Europe. Regional results for 2015 were impacted by strong growth in Latin America and MEA, moderate growth in Europe and modest gains in North America.

At an operating segment level, Water fixed currency sales increased 3% in 2016 (increase of 1% acquisition adjusted), as growth in light industry sales was offset by a double digit decline in the mining industry. Fixed currency sales increased 6% in 2015, (increase of 3% acquisition adjusted) with good growth in the light and heavy industries, which offset slower sales in mining. Food & Beverage fixed currency sales increased 3% in 2016, benefiting from corporate account and share gains, which more than offset generally flat industry trends. Sales in the beverage and food markets showed good growth, with slower sales in the dairy and agri markets. Fixed currency sales increased 6% in 2015, (increase of 4% acquisition adjusted). Growth was led by the beverage and brewing market, with modest gains in the dairy and food markets. Paper fixed currency sales increased 2% in 2016, helped by strong sales efforts and business wins. Market conditions in Asia Pacific, including Greater China, have remained challenging. Fixed currency sales increased 2% in 2015 impacted by new account gains and continued technology penetration. Textile Care fixed currency sales increased 4% in 2016, benefiting from new customer accounts in Europe. Fixed currency sales increased 5% in 2015, impacted by new accounts and customer penetration within North America and Europe.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Industrial increased in both 2016 and 2015. Acquisitions negatively impacted fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 1.3 percentage points in both 2016 and 2015, benefiting from favorable impact of sales volume gains, product mix changes and pricing gains, which added approximately 1.3 and 1.2 percentage points in 2016 and 2015, respectively. Acquisition adjusted fixed currency operating income margins were also impacted by cost savings initiatives and lower delivered product costs, offset by investments in the business.

Global Institutional

	2016	2015	2014
Sales at fixed currency (millions)	$ 4,495.6	$ 4,210.9	$ 3,982.8
Sales at public currency (millions)	4,540.3	4,307.6	4,310.5

Volume	3%	4%
Price changes	2%	1%
Acquisition adjusted fixed currency sales change	5%	5%
Acquisitions and divestitures	2%	1%
Fixed currency sales change	7%	6%
Foreign currency translation	(1)%	(6)%
Public currency sales change	5%	(0)%

Operating income at fixed currency (millions)	$ 966.7	$ 876.6	$ 772.6
Operating income at public currency (millions)	972.7	889.2	820.6

Fixed currency operating income change	10%	13%
Fixed currency operating income margin	21.5%	20.8%	19.4%
Acquisition adjusted fixed currency operating income change	12%	14%
Acquisition adjusted fixed currency operating income margin	22.3%	21.0%	19.4%
Public currency operating income change	9%	8%

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales growth for Global Institutional in both 2016 and 2015 benefited from volume increases and pricing gains. At a regional level, the 2016 sales increase was led by good growth in North America, Latin America and Asia Pacific. The 2015 sales increase was led by strong growth in Asia Pacific and MEA, good growth in North America and Latin America, and modest gains in Europe.

At an operating segment level, Institutional fixed currency sales increased 8% in 2016 (increase of 5% acquisition adjusted). New business wins, led by demand for our leading product innovation in key platforms, along with appropriate pricing, drove our results.

Global lodging demand showed marginal growth while restaurant foot traffic data remains soft. Fixed currency sales increased 7% (increase of 6% acquisition adjusted) in 2015, as sales initiatives, new accounts and globalization of our leading technologies drove growth. Specialty fixed currency sales increased 7% in 2016. Both quick service and food retail sales growth were solid, led by account growth, new customers and product penetration. Fixed currency sales increased 7% in 2015. Quick service sales were solid, benefiting from new accounts and new product penetration; our food retail business showed good sales growth. Healthcare fixed currency sales increased 4% in 2016, as improving trends in both North America and Europe reflected the continued focus on our value proposition, leading to customer gains and product penetration. Fixed currency sales increased 2% in 2015, benefiting from new account growth, customer penetration and product introductions.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Institutional in both 2016 and 2015.  Acquisitions negatively impacted fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 1.3 and 1.6 percentage points in 2016 and 2015, respectively. The favorable impact of pricing gains, product mix changes and sales volume increases added approximately 1.9 and 2.3 percentage points in both 2016 and 2015, respectively, partially offset by investments in the business. Delivered product cost savings in 2015 also impacted comparisons.

Global Energy

	2016	2015	2014
Sales at fixed currency (millions)	$ 3,035.8	$ 3,470.8	$ 3,815.8
Sales at public currency (millions)	3,092.9	3,747.2	4,310.6

Volume	(10)%	(8)%
Price changes	(3)%	(2)%
Acquisition adjusted fixed currency sales change	(13)%	(10)%
Acquisitions and divestitures	0%	1%
Fixed currency sales change	(13)%	(9)%
Foreign currency translation	(5)%	(4)%
Public currency sales change	(17)%	(13)%

Operating income at fixed currency (millions)	$ 337.1	$ 465.5	$ 534.8
Operating income at public currency (millions)	348.4	538.0	638.4

Fixed currency operating income change	(28)%	(13)%
Fixed currency operating income margin	11.1%	13.4%	14.0%
Acquisition adjusted fixed currency operating income change	(28)%	(14)%
Acquisition adjusted fixed currency operating income margin	10.8%	13.2%	13.9%
Public currency operating income change	(35)%	(16)%

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Energy were negatively impacted by volume reductions and lower pricing for both 2016 and 2015. Across both comparable periods, continued difficult operating conditions negatively impacted our well stimulation and production businesses due to lower pricing and customer product usage. Sales in our downstream business were flat in 2016 and grew modestly in 2015. Market challenges in North America drove the reductions from a regional perspective in both 2016 and 2015.

Operating Income

Fixed currency operating income for Global Energy decreased during both 2016 and 2015. Fixed currency operating income margins also decreased during both comparable periods. Acquisitions had a minimal impact on the fixed currency operating income and fixed currency operating income margins during both 2016 and 2015.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment decreased 2.4 and 0.7 percentage points in 2016 and 2015, respectively. Reductions in sales volume, product mix changes and lower pricing contributed approximately 5.7 and 3.5 percentage points to the decline in 2016 and 2015, respectively, and which offset the benefit of lower delivered product costs, synergies and other cost reduction actions.

Other

	2016	2015	2014
Sales at fixed currency (millions)	$ 806.5	$ 747.1	$ 705.2
Sales at public currency (millions)	809.8	763.4	751.8

Volume	6%	4%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	8%	7%
Acquisitions and divestitures	(0)%	(1)%
Fixed currency sales change	8%	6%
Foreign currency translation	(2)%	(4)%
Public currency sales change	6%	2%

Operating income at fixed currency (millions)	$ 148.1	$ 127.5	$ 109.9
Operating income at public currency (millions)	148.0	129.3	116.3

Fixed currency operating income change	16%	16%
Fixed currency operating income margin	18.4%	17.1%	15.6%
Acquisition adjusted fixed currency operating income change	16%	16%
Acquisition adjusted fixed currency operating income margin	18.4%	17.1%	15.6%
Public currency operating income change	14%	11%

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales growth for Other in both 2016 and 2015 was driven by volume increases and pricing gains. At a regional level, the 2016 sales increase was led by good growth in Asia Pacific, Latin America, North America and MEA. The 2015 sales increase was led by good growth in Latin America, North America and Asia Pacific, with moderate gains in Europe.

At an operating segment level, Pest Elimination fixed currency sales increased 8% in 2016, impacted by continued gains in the foodservice market, benefiting from customer penetration and new service offerings. Fixed currency sales increased 7% in 2015, impacted by gains in the foodservice market. Equipment Care fixed currency sales increased 7% in 2016, driven by continued increases in both service and parts sales, benefiting from new customer additions. Fixed currency sales increased 7% in 2015, driven by increases in both service and parts sales.

Operating Income

Fixed currency operating income growth and the corresponding operating margin for our Other segment increased in both 2016 and 2015.

Fixed currency operating income and fixed currency operating income margins for our Other segment increased 1.3 and 1.5 percentage points in 2016 and 2015, respectively. The favorable impact of pricing gains, product mix changes and sales volume increases added approximately 2.4 and 2.7 percentage points for 2016 and 2015, respectively and was partially offset by investments in business and other cost increases.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 36 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 31.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $18.3 billion as of December 31, 2016, compared to total assets of $18.6 billion as of December 31, 2015. The decrease in assets was driven primarily by the negative impact of foreign currency exchange rates on the value of our foreign assets translated into U.S. dollars as of year end 2016 and 2015, the impact of adopting the accounting guidance related to the presentation of deferred tax assets and liabilities, as discussed in Note 2, and the impact of intangible asset amortization.

Total liabilities were $11.4 billion as of December 31, 2016, compared to total liabilities of $11.7 billion as of December 31, 2015. Total debt was $6.7 billion as of December 31, 2016 and $6.5 billion as of December 31, 2015. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA and net debt to adjusted EBIDTA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2016	2015	2014
(ratio)
Net debt to EBITDA	2.3	2.6	2.2
Net debt to adjusted EBITDA	2.2	2.2	2.2

(millions)
Total debt	$ 6,687.0	$ 6,465.5	$ 6,548.2
Cash	327.4	92.8	209.6
Net debt	$ 6,359.6	$ 6,372.7	$ 6,338.6

Net income including non-controlling interest	$ 1,247.1	$ 1,017.2	$ 1,222.2
Provision for income taxes	403.3	300.5	476.2
Interest expense, net	264.6	243.6	256.6
Depreciation	561.0	559.5	558.1
Amortization	289.7	300.0	313.9
EBITDA	2,765.7	2,420.8	2,827.0

Special (gains) and charges impacting EBITDA	105.5	495.4	83.1
Adjusted EBITDA	$ 2,871.2	$ 2,916.2	$ 2,910.1

Cash Flows

Operating Activities

				Dollar Change

(millions)	2016	2015	2014	2016	2015
Cash provided by operating activities	$ 1,939.7	$ 1,999.8	$ 1,815.6	$ (60.1)	$ 184.2

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business, debt repayments and pension obligations and return cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities across 2014 to 2016 was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”), the combination of which increased $35 million, $119 million and $212 million in 2016, 2015 and 2014 respectively. The cash flow impact across the three years from accounts receivable was driven by changes in sales volumes and timing of collections. The cash flow impact across the three years from inventories was impacted by timing of purchases and production and usage levels, and from accounts payable was impacted by volume of purchases and timing of payments.

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2016	2015	2014	2016	2015
Pensions and postretirement plan contributions	$ 211.8	$ 64.9	$ 76.7	$ 146.9	$ (11.8)
Restructuring payments	51.6	61.7	85.3	(10.1)	(23.6)
Income tax payments	359.1	533.1	522.0	(174.0)	11.1
Interest payments	267.0	237.2	255.5	29.8	(18.3)

Investing Activities

				Dollar Change

(millions)	2016	2015	2014	2016	2015
Cash used for investing activities	$ (829.5)	$ (915.8)	$ (848.3)	$ 86.3	$ (67.5)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2016, 2015 and 2014 was $49 million, $265 million and $72 million, respectively. Our acquisitions and divestitures across 2016, 2015 and 2014 are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $757 million, $815 million and $794 million in 2016, 2015 and 2014, respectively.

Comparability of cash used for investing activities across 2014 to 2016 was impacted by other factors, including the following:

•	Restricted cash activity in 2016 related to the pending Anios transaction, as discussed further in Note 4.
•	Settlement of a net investment hedges in 2016, 2015 and 2014.
•	Receipt of Champion related escrow funds in 2015.

Financing Activities

				Dollar Change

(millions)	2016	2015	2014	2016	2015
Cash used for financing activities	$ (868.2)	$ (1,150.9)	$ (1,071.0)	$ 282.7	$ (79.9)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent consideration.

Our 2016 debt financing activities included the issuance of €575 million 1.00%, $750 million 2.70%, $250 million 3.70%, $400 million 2.00% and $400 million 3.25% fixed rate senior notes; the scheduled repayment of our $1.25 billion 3.00% and €175 million 4.585% senior notes and repayment of the remaining $125 million of our term loan borrowings. Net issuances and repayments of commercial paper and notes payable led to a net decrease of $606 million during 2016.

Our 2015 debt financing activities included the issuance of $300 million 1.55%, $300 million 2.25% and €575 million 2.625% fixed rate senior notes; the scheduled repayment of our $250 million 4.875% and $500 million 1.00% senior notes; and repayment of $275 million of term loan borrowings. Net repayments of commercial paper and notes payable led to a net decrease of $312 million during 2015.

Our 2014 debt financing activities included the repayment of $400 million of term loan borrowings, and the scheduled repayment of our $500 million 2.375% senior notes. Net borrowings of commercial paper and notes payable led to a net cash inflow of $600 million during 2014.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders.

In February 2015, we announced a $1.0 billion share repurchase program, which was completed during the second quarter of 2016. We repurchased a total of $740 million and $755 million of shares in 2016 and 2015, respectively. These amounts include $300 million of shares repurchased through the ASR program in both 2016 and 2015, respectively. See Note 10 for further information regarding our ASR programs. During 2014, we repurchased $429 million of shares. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

In December 2016, we increased our indicated annual dividend rate by 6%. This represents the 25th consecutive year we have increased our dividend. We have paid dividends on our common stock for 80 consecutive years. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2016	$ 0.350	$ 0.350	$ 0.350	$ 0.370	$ 1.420
2015	0.330	0.330	0.330	0.350	1.340
2014	0.275	0.275	0.275	0.330	1.155

Financing activities for 2014 also included an acquisition-related contingent consideration payment of $86 million made to Champion’s former shareholders.

Liquidity and Capital Resources

We currently expect to fund all of our cash requirements which are reasonably foreseeable for 2017, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension contributions, with cash from operating activities, and as needed, additional short-term and/or long-term borrowings. We continue to expect our operating cash flow to remain strong.

As of December 31, 2016, we had $327 million of cash and cash equivalents on hand, of which $184 million was held outside of the U.S.

As of December 31, 2015, we had $26 million of deferred tax liabilities for pre-acquisition foreign earnings associated with the legacy Nalco entities and legacy Champion entities that we intended to repatriate. These liabilities were recorded as part of the respective purchase price accounting of each transaction. The remaining foreign earnings were repatriated in 2016, reducing the deferred tax liabilities to zero at December 31, 2016.

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

As of December 31, 2016 we had a $2.0 billion multi-year credit facility, which expires in December 2019. The credit facility has been established with a diverse syndicate of banks. There were no borrowings under our credit facility as of December 31, 2016 or 2015.

The credit facility supports our $2.0 billion U.S. commercial paper program and $2.0 billion European commercial paper program. We increased the European commercial paper program from $200 million during the third quarter of 2016. Combined borrowing under these two commercial paper programs may not exceed $2.0 billion. As of December 31, 2016, we had no amount outstanding under either our U.S. or European commercial paper programs.

Additionally, we have other committed and uncommitted credit lines of $746 million with major international banks and financial institutions to support our general global funding needs, including with respect to bank supported letters of credit, performance bonds and guarantees. Approximately $554 million of these credit lines were available for use as of year-end 2016.

As of December 31, 2016, our short-term borrowing program was rated A-2 by Standard & Poor’s and P-2 by Moody’s.

As of December 31, 2016, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively. A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs, or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities. Should this occur, we could seek additional sources of funding, including issuing additional term notes or bonds. In addition, we have the ability, at our option, to draw upon our $2.0 billion of committed credit facility prior to termination.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our obligations as of December 31, 2016 under various notes payable, long-term debt agreements, operating leases with noncancelable terms in excess of one year and interest obligations are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$ 30	$ 30	$ -	$ -	$ -
Commercial paper	-	-	-	-	-
Long-term debt	6,652	510	967	1,567	3,608
Capital lease obligations	5	1	1	1	2
Operating leases	431	102	153	105	71
Interest*	2,261	218	396	360	1,287
Total	$ 9,379	$ 861	$ 1,517	$ 2,033	$ 4,968

*Interest on variable rate debt was calculated using the interest rate at year-end 2016.

As of December 31, 2016, our gross liability for uncertain tax positions was $76 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We are not required to make any contributions to our U.S. pension and postretirement healthcare benefit plans in 2017 based on plan asset values as of December 31, 2016. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $42 million in 2017. These amounts have been excluded from the schedule of contractual obligations.

We lease certain sales and administrative office facilities, distribution centers, research and manufacturing facilities and other equipment under longer-term operating leases. Vehicle leases are generally shorter in duration. Vehicle leases have guaranteed residual value requirements that have historically been satisfied primarily by the proceeds on the sale of the vehicles.

Except for the approximately $192 million utilized under the bank lines noted previously supporting domestic and international commercial relationships and transactions, we do not have significant unconditional purchase obligations or significant other commercial commitments.

Off-Balance Sheet Arrangements

Other than operating leases, as discussed further in Note 13, we do not participate in off-balance sheet financing arrangements. Through the normal course of business, we have established various joint ventures that have not been consolidated within our financial statements as we are not the primary beneficiary. The joint ventures help us meet local ownership requirements, achieve quicker operational scale, expand our ability to provide customers a more fully integrated offering or provide other benefits to our business or customers. These entities have not been utilized as special purposes entities, which are sometimes established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2016, we had a total of €1,150 million senior notes designated as net investment hedges.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2016, we had interest rate swaps outstanding with notional values of $1,450 million.

See Note 8 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% adverse change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $50 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Energy Markets

During 2016, approximately 23% of our sales were generated from Global Energy, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity remained depressed during 2016, when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. We also experienced additional pricing headwinds in 2016 when compared to 2015. As a result of these conditions, we recorded charges related to inventory write-downs and related disposal costs, fixed asset charges, employee termination costs and other charges during the second and fourth quarters of 2016, as discussed further in Note 3.

Demand for oil and overall energy consumption has remained consistent.

Our global footprint and broad business portfolio within Global Energy, as well as our strong execution capabilities are expected to provide the required resilience to outperform in the current market. As such, we continue to remain confident in the long-term growth prospects of the segment.

As petroleum derived materials are key inputs to many of our chemical products, lower oil prices provide benefits across our segments in the form of lower raw material costs.

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

During 2016, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

Global Foreign Currency Markets

The U.S. dollar remained strong against most global currencies during 2016, when compared against both 2015 and 2014 levels, impacting our comparative results. As described in Note 8, we utilize our derivative program to mitigate risks associated with certain foreign currency exposures and our investments in foreign operations.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2.

SUBSEQUENT EVENTS

In January 2017, we acquired Abednego Environmental Services (“Abednego”), a privately held company based in Novi, Michigan. Abednego provides water solutions to automotive customers. Pre-acquisition annual sales were approximately $40 million.

On February 1, 2017, we acquired Anios for a total consideration of approximately $800 million in cash, inclusive of the satisfaction of outstanding debt. Anios is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions we are able to offer while also providing a complementary geographic footprint within the healthcare market. Pre-acquisition annual sales were approximately $245 million.

In February 2017, we entered into an ASR agreement with a financial institution to repurchase $300 million of our common stock.

NON-GAAP FINANCIAL MEASURES

This MD&A includes financial measures that have not been calculated in accordance with U.S. GAAP. These non-GAAP measures include:

•   Fixed currency sales

•   Acquisition adjusted fixed currency sales

•   Adjusted cost of sales

•   Adjusted gross margin

•   Fixed currency operating income

•   Fixed currency operating income margin

•    Adjusted operating income

•   Adjusted operating income margin

•   Adjusted fixed currency operating income

•   Adjusted fixed currency operating income margin

•   Acquisition adjusted fixed currency operating income

•   Acquisition adjusted fixed currency operating income margin

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-K are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2016. Fixed currency amounts also reflect all Venezuelan bolivar operations, prior to the deconsolidation of our Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar, which was the approximate conversion rate for SIMADI at year end 2015.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 as stated in their report which is included herein.

Douglas M. Baker, Jr.	Daniel J. Schmechel
Chairman and Chief Executive Officer	Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Ecolab Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 24, 2017

CONSOLIDATED STATEMENT OF INCOME

Year ended December 31, (millions, except per share amounts)	2016	2015	2014

Net sales	$ 13,152.8	$ 13,545.1	$ 14,280.5
Operating expenses
Cost of sales (including special charges (a))	6,898.9	7,223.5	7,679.1
Selling, general and administrative expenses	4,299.4	4,345.5	4,577.6
Special (gains) and charges	39.5	414.8	68.8
Operating income	1,915.0	1,561.3	1,955.0
Interest expense, net	264.6	243.6	256.6
Income before income taxes	1,650.4	1,317.7	1,698.4
Provision for income taxes	403.3	300.5	476.2
Net income including noncontrolling interest	1,247.1	1,017.2	1,222.2
Net income attributable to noncontrolling interest (including special charges (a))	17.5	15.1	19.4
Net income attributable to Ecolab	$ 1,229.6	$ 1,002.1	$ 1,202.8

Earnings attributable to Ecolab per common share
Basic	$ 4.20	$ 3.38	$ 4.01
Diluted	$ 4.14	$ 3.32	$ 3.93

Dividends declared per common share	$ 1.420	$ 1.340	$ 1.155

Weighted-average common shares outstanding
Basic	292.5	296.4	300.1
Diluted	296.7	301.4	305.9

(a)	Cost of sales includes special charges of $66.0 in 2016, $80.6 in 2015, and $14.3 in 2014, respectively. Net income attributable to noncontrolling interest includes special charges of $12.8 in 2015.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

Year ended December 31, (millions)	2016	2015	2014

Net income including noncontrolling interest	$ 1,247.1	$ 1,017.2	$ 1,222.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(230.4)	(626.8)	(350.3)
Gain (loss) on net investment hedges	(2.5)	101.3	34.7
Reclassification associated with Venezuelan entities	-	2.4	-
	(232.9)	(523.1)	(315.6)

Derivatives and hedging instruments	(17.5)	11.7	3.9

Pension and postretirement benefits
Current period net actuarial income (loss)	(102.3)	(2.3)	(354.8)
Pension and postretirement prior period service costs and benefits adjustments	7.7	4.5	(0.6)
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	20.2	33.6	12.1
Postretirement benefits changes	33.9	-	-
Reclassification associated with Venezuelan entities	-	2.2	-
	(40.5)	38.0	(343.3)

Subtotal	(290.9)	(473.4)	(655.0)

Total comprehensive income, including noncontrolling interest	956.2	543.8	567.2
Comprehensive income attributable to noncontrolling interest	16.2	13.1	11.1
Comprehensive income attributable to Ecolab	$ 940.0	$ 530.7	$ 556.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

December 31, (millions, except per share amounts)	2016	2015

ASSETS
Current assets
Cash and cash equivalents	$ 327.4	$ 92.8
Accounts receivable, net	2,341.2	2,390.2
Inventories	1,319.4	1,388.2
Deferred income taxes	-	250.0
Other current assets	291.4	326.3
Total current assets	4,279.4	4,447.5
Property, plant and equipment, net	3,365.0	3,228.3
Goodwill	6,383.0	6,490.8
Other intangible assets, net	3,817.8	4,109.2
Other assets	485.0	365.9
Total assets	$ 18,330.2	$ 18,641.7

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 541.3	$ 2,205.3
Accounts payable	983.2	1,049.6
Compensation and benefits	516.3	509.0
Income taxes	87.4	52.2
Other current liabilities	891.2	948.3
Total current liabilities	3,019.4	4,764.4
Long-term debt	6,145.7	4,260.2
Postretirement health care and pension benefits	1,019.2	1,117.1
Deferred income taxes	970.2	1,281.2
Other liabilities	204.8	238.4
Total liabilities	11,359.3	11,661.3

Equity (a)
Common stock	352.6	350.3
Additional paid-in capital	5,270.8	5,086.1
Retained earnings	6,975.0	6,160.3
Accumulated other comprehensive loss	(1,712.9)	(1,423.3)
Treasury stock	(3,984.4)	(3,263.5)
Total Ecolab shareholders’ equity	6,901.1	6,909.9
Noncontrolling interest	69.8	70.5
Total equity	6,970.9	6,980.4
Total liabilities and equity	$ 18,330.2	$ 18,641.7

(a)

Common stock, 800.0 million shares authorized, $1.00 par value, 291.8 million shares outstanding at December 31, 2016, 296.0 million shares outstanding at December 31, 2015. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, (millions)	2016	2015	2014

OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 1,247.1	$ 1,017.2	$ 1,222.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	561.0	559.5	558.1
Amortization	289.7	300.0	313.9
Deferred income taxes	(90.6)	(244.5)	(121.5)
Share-based compensation expense	85.7	78.2	71.1
Excess tax benefits from share-based payment arrangements	(43.6)	(57.8)	(55.9)
Pension and postretirement plan contributions	(211.8)	(64.9)	(76.7)
Pension and postretirement plan expense	54.1	113.8	83.9
Restructuring charges, net of cash paid	(60.5)	38.4	0.3
Venezuelan charges	-	289.3	-
(Gain) Loss on sale of business	(0.5)	13.7	(4.8)
Asset charges and write-downs	65.9	24.7	-
Other, net	14.2	11.6	7.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	0.9	(24.0)	(175.4)
Inventories	18.8	(48.6)	(210.8)
Other assets	(34.9)	(69.1)	(106.3)
Accounts payable	(55.1)	(46.1)	174.7
Other liabilities	99.3	108.4	135.0
Cash provided by operating activities	1,939.7	1,999.8	1,815.6

INVESTING ACTIVITIES
Capital expenditures	(707.4)	(771.0)	(748.7)
Capitalized software expenditures	(49.4)	(44.2)	(45.2)
Property and other assets sold	30.5	15.0	10.9
Acquisitions and investments in affiliates, net of cash acquired	(49.5)	(265.9)	(82.6)
Divestiture of businesses	0.9	0.5	10.4
Deposit into acquisition related escrow	-	-	(9.4)
Release from acquisition related escrow	-	45.6	8.7
Reduction of cash due to Venezuelan deconsolidation	-	(4.2)	-
Restricted cash activity	(55.9)	-	-
Settlement of net investment hedges	1.3	108.4	7.6
Cash used for investing activities	(829.5)	(915.8)	(848.3)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	(606.4)	(312.1)	599.6
Long-term debt borrowings	2,390.0	1,223.7	-
Long-term debt repayments	(1,569.6)	(1,034.7)	(907.8)
Reacquired shares	(739.6)	(755.1)	(428.6)
Dividends paid	(427.5)	(400.7)	(344.4)
Exercise of employee stock options	76.8	83.1	65.4
Excess tax benefits from share-based payment arrangements	43.6	57.8	55.9
Acquisition related liabilities and contingent consideration	(35.5)	(12.9)	(98.7)
Acquisition of noncontrolling interests	-	-	(8.4)
Other, net	-	-	(4.0)
Cash used for financing activities	(868.2)	(1,150.9)	(1,071.0)

Effect of exchange rate changes on cash and cash equivalents	(7.4)	(49.9)	(25.9)

Increase (decrease) in cash and cash equivalents	234.6	(116.8)	(129.6)
Cash and cash equivalents, beginning of period	92.8	209.6	339.2
Cash and cash equivalents, end of period	$ 327.4	$ 92.8	$ 209.6

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$ 359.1	$ 533.1	$ 522.0
Interest paid	267.0	237.2	255.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

	Ecolab Shareholders
		Additional				Ecolab	Non-
	Common	Paid-in	Retained	OCI	Treasury	Shareholders'	Controlling	Total
(millions)	Stock	Capital	Earnings	(Loss)	Stock	Equity	Interest	Equity
Balance, December 31, 2013	$ 345.1	$ 4,692.0	$ 4,699.0	$ (305.2)	$ (2,086.6)	$ 7,344.3	$ 65.1	$ 7,409.4

Net income			1,202.8			1,202.8	19.4	1,222.2
Comprehensive income (loss) activity				(646.7)		(646.7)	(8.3)	(655.0)
Cash dividends declared			(346.7)			(346.7)	(14.0)	(360.7)
Champion acquisition							(2.9)	(2.9)
Acquisition of noncontrolling interests		(0.3)				(0.3)	6.9	6.6
Stock options and awards	2.6	182.8			5.7	191.1		191.1
Reacquired shares					(428.6)	(428.6)		(428.6)
Balance, December 31, 2014	347.7	4,874.5	5,555.1	(951.9)	(2,509.5)	7,315.9	66.2	7,382.1

Net income			1,002.1			1,002.1	15.1	1,017.2
Comprehensive income (loss) activity				(471.4)		(471.4)	(2.0)	(473.4)
Cash dividends declared			(396.9)			(396.9)	(8.3)	(405.2)
Venezuela deconsolidation							(0.5)	(0.5)
Stock options and awards	2.6	205.4			7.3	215.3		215.3
Reacquired shares		6.2			(761.3)	(755.1)		(755.1)
Balance, December 31, 2015	350.3	5,086.1	6,160.3	(1,423.3)	(3,263.5)	6,909.9	70.5	6,980.4

Net income			1,229.6			1,229.6	17.5	1,247.1
Comprehensive income (loss) activity				(289.6)		(289.6)	(1.3)	(290.9)
Cash dividends declared			(414.9)			(414.9)	(16.9)	(431.8)
Stock options and awards	2.3	200.2			3.2	205.7		205.7
Reacquired shares		(15.5)			(724.1)	(739.6)		(739.6)
Balance, December 31, 2016	$ 352.6	$ 5,270.8	$ 6,975.0	$ (1,712.9)	$ (3,984.4)	$ 6,901.1	$ 69.8	$ 6,970.9

COMMON STOCK ACTIVITY

	2016		2015		2014
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31(shares)	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	350,339,820	(54,372,729)	347,724,788	(47,872,332)	345,101,009	(43,965,830)
Stock options	1,778,821	58,969	1,962,360	151,261	1,850,757	122,455
Stock awards	489,100	14,291	652,672	14,745	773,022	8,231
Reacquired shares		(6,483,198)		(6,666,403)		(4,037,188)
Shares, end of year	352,607,741	(60,782,667)	350,339,820	(54,372,729)	347,724,788	(47,872,332)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ecolab is the global leader in water, hygiene and energy technologies and services that protect people and vital resources. The Company delivers comprehensive solutions and on-site service to promote safe food, maintain clean environments, optimize water and energy use and improve operational efficiencies for customers in the food, healthcare, energy, hospitality and industrial markets in more than 170 countries.

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

Foreign Currency Translation

Financial position and reported results of operations of the Company’s non-U.S. dollar functional international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in shareholders’ equity. Income statement accounts are translated at average rates of exchange prevailing during the year. The Company evaluates its international operations based on fixed rates of exchange; however, the different exchange rates from period to period impact the amount of reported income from consolidated operations.

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

Accounts Receivable and Allowance For Doubtful Accounts

Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company estimates the balance of allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates include separately providing for customer receivables based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. Account balances are charged off against the allowance when it is determined the receivable will not be recovered.

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $14 million, $15 million and $14 million as of December 31, 2016, 2015, and 2014, respectively. Returns and credit activity is recorded directly to sales as a reduction.

The following table summarizes the activity in the allowance for doubtful accounts:

(millions)	2016	2015	2014

Beginning balance	$ 75	$ 77	$ 81
Bad debt expense	20	26	23
Write-offs	(25)	(22)	(20)
Other (a)	(2)	(6)	(7)
Ending balance	$ 68	$ 75	$ 77

(a)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

Inventory Valuations

Inventories are valued at the lower of cost or market. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 40% and 39% of consolidated inventories as of December 31, 2016 and 2015, respectively. LIFO inventories include certain legacy Nalco U.S. inventory acquired at fair value as part of the Nalco merger. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 5, approximate replacement cost.

During 2015, the Company improved and standardized estimates related to its inventory reserves and product costing, resulting in a net pre-tax charge of approximately $6 million. Separately, the actions resulted in a charge of $20.6 million related to inventory reserve calculations, partially offset by a gain of $14.5 million related to the capitalization of certain cost components into inventory. During 2016, the Company took additional actions to improve and standardize estimates related to the capitalization of certain cost components into inventory, which resulted in a gain of $6.2 million. These items are reflected within special (gains) and charges, as discussed in Note 3.

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

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 15 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $561 million, $560 million and $558 million for 2016, 2015 and 2014, respectively.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

During the second quarter of 2016, the Company completed its scheduled annual assessment for goodwill impairment across its ten reporting units through a quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s goodwill impairment assessment for 2016 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin. Additionally, no events during the second half of 2016 indicated a need to update the Company’s conclusions reached during the second quarter of 2016.

If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests.  There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments are as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2014	$ 2,642.2	$ 691.2	$ 3,262.1	$ 121.5	$ 6,717.0
Current year business combinations (a)	84.2	6.1	45.0	0.9	136.2
Prior year business combinations (b)	0.7	-	-	-	0.7
Dispositions	(0.4)	-	(0.1)	-	(0.5)
Reclassifications (c)	(23.7)	2.9	20.8	-	-
Effect of foreign currency translation	(142.2)	(37.5)	(176.3)	(6.6)	(362.6)
December 31, 2015	$ 2,560.8	$ 662.7	$ 3,151.5	$ 115.8	$ 6,490.8
Current year business combinations (a)	-	3.1	0.6	-	3.7
Prior year business combinations (b)	3.5	-	0.1	-	3.6
Reclassifications (c)	3.5	(0.6)	(2.9)	-	-
Effect of foreign currency translation	(45.5)	(11.8)	(55.7)	(2.1)	(115.1)
December 31, 2016	$ 2,522.3	$ 653.4	$ 3,093.6	$ 113.7	$ 6,383.0

(a)

For 2016, the Company expects approximately $3.0 million of the goodwill related to businesses acquired to be tax deductible. For 2015, $45.9 million of the goodwill related to businesses acquired is expected to be tax deductible.

(b)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.
(c)

Represents immaterial reclassifications of beginning balances to conform to the current or prior year presentation due to customer reclassifications across reporting segments completed in the first quarter of the respective year.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset. During the second quarter of 2016, the Company completed its annual test for indefinite life intangible asset impairment using a relief from royalty method of assessment, which incorporates assumptions regarding future sales projections and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin, therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. Additionally, no events during the second half of 2016 indicated a need to update the Company’s conclusions reached during the second quarter of 2016. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of amortizable intangible assets was 14 years as of both December 31, 2016 and 2015.

The weighted-average useful life by type of amortizable asset at December 31, 2016 is as follows:

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

(millions)
2014	$ 305
2015	292
2016	290
2017	287
2018	283
2019	270
2020	264
2021	260

Long-Lived Assets

The Company periodically reviews its long-lived and amortizable intangible assets for impairment and assesses whether significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or history of operating or cash flow losses associated with the use of an asset. An impairment loss may be recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value. In 2015, as part of the actions taken regarding its Venezuelan businesses, the Company wrote-off customer relationship intangible assets and other long-lived assets. See Note 3 for additional information regarding Venezuela. Also during 2015 and 2016, the Company impaired certain long-lived assets related to a product line within one of its U.S. plants. See Note 3 for additional information regarding this asset impairment.

In addition, the Company periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization recorded in earnings. The Company has not experienced significant changes in the carrying value or estimated remaining useful lives of its long-lived or amortizable intangible assets.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. Deferred income taxes are provided on the undistributed earnings of foreign subsidiaries except to the extent such earnings are considered to be permanently reinvested in the subsidiary. The Company records liabilities for income tax uncertainties in accordance with the U.S. GAAP recognition and measurement criteria guidance.

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

Restructuring Activities

The Company’s restructuring activities are associated with plans to enhance its efficiency, effectiveness and sharpen its competitiveness. These restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter in which the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract termination costs. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets.

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

Revenue Recognition

The Company recognizes revenue on product sales at the time evidence of an arrangement exists, title to the product and risk of loss transfers to the customer, the price is fixed and determinable and collection is reasonably assured. The Company recognizes revenue on services as they are performed. While the Company employs a sales and service team to ensure customer’s needs are best met in a high quality way, the majority of the Company’s revenue is generated from product sales. The Company’s service businesses and service offerings are discussed in Note 17. See the “New Accounting Pronouncements” table within this Note for discussion on future changes to revenue recognition.

The Company’s sales policies do not provide for general rights of return. Estimates used in recognizing revenue include the delay between the time that products are shipped and when they are received by customers, when title transfers and the amount of credit memos issued in subsequent periods. The Company records estimated reductions to revenue for customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. The Company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale. Depending on market conditions, the Company may increase customer incentive offerings, which could reduce gross profit margins over the term of the incentive.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2016	2015	2014

Net income attributable to Ecolab	$ 1,229.6	$ 1,002.1	$ 1,202.8

Weighted-average common shares outstanding
Basic	292.5	296.4	300.1
Effect of dilutive stock options and units	4.2	5.0	5.8
Diluted	296.7	301.4	305.9

Basic EPS	$ 4.20	$ 3.38	$ 4.01
Diluted EPS	$ 4.14	$ 3.32	$ 3.93

Anti-dilutive securities excluded from the computation of EPS	3.6	3.5	3.4

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	7
Derivatives and hedging transactions	8
Share-based compensation	11
Research and development expenditures	14
Legal contingencies	15
Pension and post-retirement benefit plans	16
Reportable segments	17

New Accounting Pronouncements

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

Simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

			January 1, 2020	The ASU must be applied on a prospective basis upon adoption.

ASU 2017-03 - Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)	January 2017

Amends the disclosure requirements associated with certain recently issued Accounting Standards and how they will have an impact on the Financial Statements of a registrant when such standards are adopted in a future period. It applies to ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606); ASU No. 2016-02, Leases (Topic 842); and ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and any subsequent amendments to these ASU's.

			Effective Immediately	The Company will include appropriate disclosure requirements within the 2016 10-K to adhere to this new ASU.

ASU 2017-01--Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017	Clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The Company is currently evaluating the impact of adoption.

ASU 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash	November 2016	Clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows.	January 1, 2018	Presentation impact only related to restricted cash. The Company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018	The Company is currently evaluating the impact of adoption.

ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	August 2016	The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.	January 1, 2018	Presentation impact only related to eight specific cash flow items. The Company is currently evaluating the impact of adoption.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	June 2016

Addresses the recognition, measurement, presentation and disclosure of credit losses on trade and reinsurance receivables, loans, debt securities, net investments in leases, off-balance-sheet credit exposures and certain other instruments. Amends guidance on reporting credit losses from an incurred model to an expected model for assets held at amortized cost, such as accounts receivable, loans and held-to-maturity debt securities. Additional disclosures will also be required.

			January 1, 2020	The Company is evaluating the impact of adoption.

ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	March 2016	The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.	January 1, 2017

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

			January 1, 2017	The Company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessors for those leases classified as operating leases under previous guidance.	January 1, 2019	See additional information regarding the impact of this guidance on the Company's financials at the bottom of this table in note (a).

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 2016

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
2016-20--Technical Corrections and Improvements

Various

Recognition standard contains principles for entities to apply to determine the measurement of revenue and timing of when the revenue is recognized. The underlying principle of the updated guidance will have entities recognize revenue to depict the transfer of goods or services to customers at an amount that is expected to be received in exchange for those goods or services.

			January 1, 2018	See additional information regarding the impact of this guidance on the Company's financials at the bottom of this table in note (b).

(a)

As part of implementing the new standard, the Company is in process of reviewing current accounting policies and assessing the practical expedients allowed under the new accounting guidance. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating other impacts on the consolidated financial statements. The standard requires a modified retrospective transition to be applied at the beginning of the earliest comparative period presented in the year of adoption.

(b)

The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. The Company is focusing on the identification and evaluation of performance obligations within certain contracts, as well as the classification of certain costs associated with the identified performance obligations. In addition to expanded disclosures associated with the new standard, the Company is continuing to assess the impact on the Company’s consolidated financial statements. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The Company has not yet selected the method of adoption.

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

			January 1, 2016	As discussed in Note 16, presentation impact related to year end 2016 pension plan asset disclosures.

ASU 2015-16 - Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments	September 2015

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

			January 1, 2016	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes	November 2015	The amendment requires that all deferred tax assets and liabilities be classified as non-current in the consolidated balance sheet.	January 1, 2016	As discussed in Note 2, the Company early-adopted the updated guidance in the first quarter of 2016, resulting in presentation related changes to its deferred tax assets and liabilities.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income included the following:

(millions)	2016	2015	2014
Cost of sales
Restructuring activities	$ (0.4)	$ 16.5	$ 13.9
Inventory costs	(6.2)	(14.5)	-
Inventory reserves	-	20.6	-
Energy related charges	62.6	-	-
Fixed asset impairment and other inventory charges	10.0	24.7	0.4
Venezuela related activities	-	33.3	-
Subtotal	66.0	80.6	14.3

Special (gains) and charges
Restructuring activities	(8.7)	83.8	69.2
Champion and Nalco integration costs	-	18.7	28.4
Energy related charges	14.2	-	-
Venezuela related activities	(7.8)	256.0	-
Other	41.8	56.3	(28.8)
Subtotal	39.5	414.8	68.8

Operating income subtotal	105.5	495.4	83.1

Net income attributable to noncontrolling interest
Restructuring activities	-	(1.7)	-
Venezuela related activities	-	(11.1)	-
Subtotal	-	(12.8)	-

Total special (gains) and charges	$ 105.5	$ 482.6	$ 83.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring Activities

Energy Restructuring Plan

In April 2013, following the completion of the Champion transaction, the Company commenced plans to undertake restructuring and other cost-saving actions to realize its acquisition-related cost synergies as well as streamline and strengthen Ecolab’s position in the global energy market. Actions associated with the acquisition to improve the effectiveness and efficiency of the business included a reduction of the combined business’s global workforce. Actions also included leveraging and simplifying its global supply chain, including the reduction of plant, distribution center and redundant facility locations and product line optimization.

Restructuring charges within the Energy Restructuring Plan were substantially completed during the fourth quarter of 2015 with certain immaterial actions continuing into 2016. Cumulative restructuring charges of $89 million ($60 million after tax and net of the impact from noncontrolling interest), are materially consistent with the Company’s initial expectation of $80 million ($55 million after tax).

The Company recorded restructuring charges of $4.5 million ($2.6 million after tax), $47.2 million ($33.0 million after tax) and $9.5 million ($6.4 million after tax) during 2016, 2015 and 2014, respectively. As a result of the ownership structure of certain entities holding Energy Restructuring Plan charges, the Company reflected $1.7 million of the 2015 charges as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Restructuring charges and activity related to the Energy Restructuring Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2013 - 2015 Activity
Recorded expense and accrual	$55.6	$13.2	$15.3	$84.1
Net cash payments	(44.3)	3.9	(2.1)	(42.5)
Non-cash charges	-	(17.1)	-	(17.1)
Effect of foreign currency translation	0.4	-	-	0.4
Restructuring liability, December 31, 2015	11.7	-	13.2	24.9

2016 Activity
Recorded expense (income) and accrual	(1.0)	0.8	4.7	4.5
Net cash payments	(6.2)	-	(8.2)	(14.4)
Non-cash charges	-	(0.8)	-	(0.8)
Effect of foreign currency translation	(0.2)	-	-	(0.2)
Restructuring liability, December 31, 2016	$4.3	$-	$9.7	$14.0

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

Restructuring charges within the Combined Plan were substantially completed during the fourth quarter of 2015, with certain immaterial actions continuing into 2016. Cumulative restructuring charges of $391 million ($297 million after tax), are materially consistent with the Company’s initial expectation of $400 million ($300 million after tax).

The Company recorded net gains of $13.6 million ($13.4 million after tax) during 2016 primarily related to gains on the sale of certain facilities related to previous restructuring initiatives. The Company recorded net charges of $53.0 million ($44.2 million after tax) and $73.5 million ($58.5 million after tax) during 2015 and 2014, respectively.

Restructuring charges and activity related to the Combined Plan since inception of the underlying actions include the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2011 - 2015 Activity
Recorded expense and accrual	$349.7	$6.1	$48.4	$404.2
Net cash payments	(281.3)	16.3	(38.1)	(303.1)
Non-cash net charges	0.6	(22.4)	(4.7)	(26.5)
Effect of foreign currency translation	(9.4)	-	-	(9.4)
Restructuring liability, December 31, 2015	59.6	-	5.6	65.2

2016 Activity
Recorded expense (income) and accrual	(3.1)	(9.9)	(0.6)	(13.6)
Net cash payments	(32.8)	22.3	(4.4)	(14.9)
Non-cash net charges	-	(12.4)	-	(12.4)
Effect of foreign currency translation	1.3	-	-	1.3
Restructuring liability, December 31, 2016	$25.0	$-	$0.6	$25.6

The majority of cash payments under the Combined Plan are related to severance, with the current accrual expected to be paid over a period of a few months to several quarters. The Company anticipates the remaining cash expenditures will continue to be funded from operating activities.

Non-restructuring Special (Gains) and Charges

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. During the second and fourth quarters of 2016, as a result of these conditions and their corresponding impact on the Company’s business outlook, the Company recorded total charges of $76.8 million ($50.0 million after tax), comprised of inventory write-downs and related disposal costs, fixed asset charges, headcount reductions and other charges.

The inventory write-downs and related disposal costs of $40.5 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $20.4 million resulted from the write-down of certain assets related to the reduction of certain aspects of the Company’s North American operations within Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $13.1 million include a reduction in the Company’s Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of 2016, the Company had $7.4 million of corresponding severance remaining to be paid, which is expected to be paid within the next twelve months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries and began accounting for the investments in its Venezuelan subsidiaries using the cost method of accounting effective in the first quarter of 2016. The Company used the cost method of accounting for the investment in its Venezuelan subsidiaries throughout 2016 as the conditions within Venezuela driving this decision remained in place during 2016. Prior to deconsolidation, the Company remeasured its Venezuelan bolivar operations within its Water, Paper, Food & Beverage, Institutional and the bolivar portion of the Company’s Venezuelan operations included within Energy operating segments from the official exchange rate at the time of 6.3 bolivares to 1 U.S. dollar to the SIMADI rate at the time of approximately 200 bolivares to 1 U.S. dollar. Upon deconsolidation, the Company recorded a charge to fully write off its intercompany receivables and investment.

The total charges during 2015 related to the Company’s actions in Venezuela were $289.3 million ($246.8 million after tax). As a result of the ownership structure of the Company’s Food & Beverage and Institutional operations in Venezuela, it reflected $11.1 million as a component of net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income, resulting in a net charge of $235.7 million net of the impact from noncontrolling interest.

During 2016, the Company recorded a gain of $7.8 million ($4.9 million after tax) resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Venezuela related charges have been included as a component of cost of sales, special (gains) and charges and net income (loss) attributable to noncontrolling interest on the Consolidated Statement of Income.

Fixed asset impairment and other inventory charges

During 2015, the Company recorded a fixed asset impairment charge of $24.7 million ($15.4 million after tax), consisting of certain production equipment and buildings within one of the Company’s U.S. plants. The impaired facility is a specialized facility used for dry polymer production. Due to market contraction in the oil and the mining industries, and the aggressive competitive pricing environment for dry polymers, the facility has not reached production volumes to recover the value of the underlying fixed assets. The fair value of the underlying assets was determined using the discounted cash flow method.

During 2016, the Company recorded an additional charge of $10.0 million ($6.3 million after tax) related to the dry polymer fixed asset impairment, as well as related inventory charges. Subsequent to the charge, the remaining value of the underlying fixed assets is less than $5 million. Inventory charges include adjustments due to the significant decline in activity and related prices of the corresponding dry polymer products.

These items have been included as a component of cost of sales on the Consolidated Statement of Income.

Inventory costs and inventory reserve

During 2015, the Company improved and standardized estimates related to its inventory reserves and product costing, resulting in a net pre-tax charge of approximately $6 million. Separately, the actions resulted in a charge of $20.6 million ($15.9 million after tax), related to inventory reserve calculations, partially offset by a gain of $14.5 million ($12.2 million after tax), related to the capitalization of certain cost components into inventory. During 2016, the Company took additional actions related to capitalization of certain cost components into inventory, which resulted in a gain of $6.2 million ($4.6 million after tax).

These items have been included as a component of cost of sales on the Consolidated Statement of Income.

Champion and Nalco integration costs

Integration related special charges for the Champion acquisition and Nalco merger were completed during the fourth quarter of 2015, and the Company did not incur any special charges related to such transactions during 2016. As a result of the Champion acquisition and Nalco merger, the Company incurred charges of $18.7 million ($12.0 million after tax) and $28.4 million ($19.8 million after tax), during 2015 and 2014, respectively.

Champion and Nalco integration charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Other special (gains) and charges

During 2016, the Company recorded other charges of $41.8 million ($26.4 million after tax), primarily consisting of litigation related charges.

During 2015, the Company recorded a net charge of $56.3 million ($34.5 million after tax), primarily made up of litigation related charges and the recognition of a loss on the sale of a portion of the Company’s Ecovation business, offset partially by the recovery of funds deposited into escrow as part of the Champion transaction.

During 2014, the Company recorded a special gain of $28.4 million ($23.3 million after tax), as a result of a favorable licensing settlement and other settlement gains, the consolidation of the Emochem entity and removal of the corresponding equity method investment and the disposition of a business.

The charges discussed above have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

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

Acquisitions during 2016, 2015 and 2014 were not material to the Company’s consolidated financial statements. The components of the cash paid for acquisitions, including acquisition related liability and contingent consideration activity for current and prior year transactions, during 2016, 2015, and 2014, are shown in the following table.

(millions)	2016	2015	2014
Net tangible assets acquired and equity method investments	$ 46.9	$ 103.7	$ 18.2

Identifiable intangible assets
Customer relationships	2.6	65.6	32.0
Patents	-	6.7	-
Trademarks	-	13.5	3.4
Non-compete agreements	-	4.2	-
Other technology	1.1	8.7	4.5
Total intangible assets	3.7	98.7	39.9

Goodwill	7.3	136.9	32.9
Total aggregate purchase price	57.9	339.3	91.0

Acquisition related liabilities and contingent consideration	27.1	(60.5)	12.3
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$ 85.0	$ 278.8	$ 103.3

The acquisition related liability activity during 2016 is related primarily to payments of settled liabilities from previous transactions. The 2015 acquisition related liability is related to hold-back liabilities and contingent consideration as part of the Jianghai, Swisher and UltraFab acquisitions, as discussed further below. The 2014 contingent consideration activity primarily related to payments on legacy Nalco acquisitions.

The weighted average useful lives of identifiable intangible assets acquired, was 4 years as of December 2016 and 10 years as of both December 2015 and December 2014

Subsequent Event Activity

In January 2017, the Company acquired Abednego Environmental Services (“Abednego”), a privately held company based in Novi, Michigan. Abednego provides water solutions to automotive customers. With pre-acquisition annual sales of approximately $40 million, the acquired business will become part of the Company’s Global Industrial reportable segment during the first quarter of 2017.

On February 1, 2017, the Company acquired Anios for a total consideration of approximately $800 million in cash, inclusive of the satisfaction of outstanding debt. Anios is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions the Company is able to offer while also providing a complementary geographic footprint within the healthcare market. With pre-acquisition annual sales of approximately $245 million, the acquired business will become part of the Company’s Global Institutional reportable segment during the first quarter of 2017.

The Company anticipates intangible assets related to customer relationships, patents, tradenames, and technology and goodwill to be recorded as part of this transaction. However, due to the timing of the close of the transaction, the fair value of all assets acquired and liabilities assumed within the transaction have not been finalized and remain subject to change. The Company will finalize the amounts recognized as information necessary to complete the analysis is obtained. During 2016, the Company deposited approximately $50 million in an escrow account that was released back to the Company upon closing of the transaction. As shown within Note 5, this was recorded as restricted cash within Other Assets on the Consolidated Balance Sheet.

2016 Activity

In July 2016, the Company made a 33% minority investment in Aquatech. Based in Canonsburg, Pennsylvania, Aquatech is a global leader in the design and engineering of complex and comprehensive water treatment solutions that improve water quality and reduce net water usage. The Company determined that it exerts significant influence, but less than controlling interest, over Aquatech and therefore has accounted for the investment using the equity method of accounting.

Also during 2016, the Company acquired certain assets of Keedak Limited, an oilfield chemical distributor in Nigeria, which became part of the Company’s Global Energy segment.

2015 Activity

In June 2015, the Company acquired Jianghai Environmental Protection Co. Ltd (“Jianghai”), an industrial water treatment Company headquartered in Changzhou, China. The purchase price of the acquired business was approximately $190 million. Significant assets acquired include customer relationships, trademarks and other technology, with goodwill calculated as the excess of consideration transferred over the fair value of identifiable net assets acquired. With pre-acquisition annual sales of approximately $90 million, the acquired business became part of the Company’s Global Industrial reportable segment during the third quarter of 2015. Purchase price allocation adjustments were finalized in 2016, the impact of which was not material.

In November 2015, the Company completed the acquisition of the U.S. operations of Charlotte, N.C. - based Swisher Hygiene Inc. (“Swisher”) for approximately $40 million. Swisher provides hygiene and sanitizing solutions for the foodservice, hospitality, retail and healthcare markets. Sales in 2014 for the operations included in the agreement were approximately $176 million. The acquired business became part of the Company’s Global Institutional reportable segment in the fourth quarter of 2015. Purchase price allocation adjustments were finalized in 2016, the impact of which was not material.

In November 2015, the Company acquired Ultra Fab Industries Ltd (“Ultrafab”) for approximately $115 million. Based in Calgary, Canada, Ultrafab manufactures customized solutions and specialized chemical injection systems for the oil and gas industry. With pre-acquisition sales of approximately $35 million, the acquired business became part of the Company’s Global Energy reportable segment during the fourth quarter of 2015. Purchase price allocation adjustments were finalized in 2016, the impact of which was not material.

Also during 2015, the Company acquired Aseptix Health Sciences NV, Commercial Pest Control Pty Lt and Clariant AG, which became part of the Company’s Global Institutional, Other and Global Industrial segments, respectively.

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

Also in July 2014, the Company obtained control of Emochem, a joint venture in the United Arab Emirates through an amendment in the related shareholder agreements. This amendment resulted in the Company consolidating the entity and removing the related equity method investment. The transaction was not significant to the Company’s operations. As discussed in Note 3, the Company recognized a $5.0 million gain during 2014 as a result of this transaction.

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

Also during 2014, the Company acquired AK Kraus & Hiller Schädlingsbekämpfung, which became part of the Company’s Other segment, certain assets from Oksa Kimya Sanayii and remaining interest in joint ventures in South Africa and Indonesia.

Dispositions

In October 2016, the Company sold the restroom cleaning business initially acquired through the November 2015 Swisher acquisition.

In November 2015, the Company sold a business in Europe that was part of its Global Energy segment. In June 2015, the Company sold a portion of its Ecovation business, resulting in a loss of $13.7 million ($8.6 after tax), recorded in special (gains) and charges. The business was part of the Company’s Global Industrial segment.

In April 2014, the Company sold a business in Italy that was part of its Global Institutional segment. In November 2014, the Company sold a business in New Zealand that was part of its Other segment.

None of the dispositions above were material to the Company’s consolidated financial statements.

5. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2016	2015
Accounts receivable, net
Accounts receivable	$ 2,408.8	$ 2,465.5
Allowance for doubtful accounts	(67.6)	(75.3)
Total	$ 2,341.2	$ 2,390.2

Inventories
Finished goods	$ 860.0	$ 886.5
Raw materials and parts	408.4	440.9
Inventories at FIFO cost	1,268.4	1,327.4
FIFO cost to LIFO cost difference	51.0	60.8
Total	$ 1,319.4	$ 1,388.2

Other current assets
Prepaid assets	$ 98.3	$ 94.6
Taxes receivable	105.0	137.6
Derivative assets	46.3	58.7
Other	41.8	35.4
Total	$ 291.4	$ 326.3

Property, plant and equipment, net
Land	$ 211.0	$ 223.7
Buildings and leasehold improvements	1,121.2	996.0
Machinery and equipment	2,035.8	1,896.7
Merchandising and customer equipment	2,199.4	1,988.1
Capitalized software	531.1	479.9
Construction in progress	344.1	371.1
	6,442.6	5,955.5
Accumulated depreciation	(3,077.6)	(2,727.2)
Total	$ 3,365.0	$ 3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,206.1	$ 3,232.3
Trademarks	303.3	303.6
Patents	446.5	433.4
Other technology	210.5	213.5
	4,166.4	4,182.8
Accumulated amortization
Customer relationships	(1,148.2)	(945.1)
Trademarks	(125.2)	(104.7)
Patents	(157.3)	(129.0)
Other technology	(147.9)	(124.8)
	(1,578.6)	(1,303.6)
Net intangible assets subject to amortization	2,587.8	2,879.2
Total	$ 3,817.8	$ 4,109.2

Other assets
Deferred income taxes	$ 92.3	$ 58.3
Pension	27.2	28.0
Derivative assets	21.5	42.7
Restricted cash	53.0	-
Other	291.0	236.9
Total	$ 485.0	$ 365.9

	December 31	December 31
(millions)	2016	2015
Other current liabilities
Discounts and rebates	$ 275.2	$ 270.5
Dividends payable	108.0	103.6
Interest payable	37.3	24.2
Taxes payable, other than income	103.7	110.5
Derivative liabilities	24.6	31.5
Restructuring	30.5	73.9
Other	311.9	334.1
Total	$ 891.2	$ 948.3

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$ (8.5)	$ 9.0
Unrecognized pension and postretirement benefit expense, net of tax	(511.4)	(486.9)
Cumulative translation, net of tax	(1,193.0)	(945.4)
Total	$ (1,712.9)	$ (1,423.3)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2016 and 2015:

	2016		2015
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions, except interest rates)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$ -	-%	$ 605.0	0.70%
Notes payable	29.9	2.92%	30.9	3.33%
Long-term debt, current maturities	511.4		1,569.4
Total	$ 541.3		$ 2,205.3

Line of Credit

As of December 2016, the Company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and European commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2016 and 2015.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion European commercial paper program. During the third quarter of 2016, the Company amended its existing $200.0 million European commercial paper program by, among other things, increasing the aggregate amount of the euro commercial paper notes that may be issued from $200.0 million to $2.0 billion. The maximum aggregate amount of commercial paper that may be issued by the Company under its U.S. commercial paper program and its euro commercial paper program may not exceed $2.0 billion.

As shown in the previous table, the Company had no commercial paper outstanding under its U.S. program as of December 31, 2016 and $605.0 million outstanding as of December 31, 2015. The Company had no commercial paper outstanding under its European program as of either December 31, 2016 or 2015.

As of December 31, 2016, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2016 and 2015:

		2016				2015
			Average	Effective		Average	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Description / 2016 Principal Amount
Term loan ($0)	2016	$ -	-%	-%	$ 125.0	1.40%	1.40%
Series B private placement senior notes (€0)	2016	-	-%	-%	184.9	4.59%	4.73%
Five year 2011 senior notes ($0)	2016	-	-%	-%	1,247.3	3.00%	3.08%
Five year 2012 senior notes ($500 million)	2017	498.9	1.45%	1.22%	497.9	1.45%	0.82%
Three year 2015 senior notes ($300 million)	2018	298.9	1.55%	1.43%	297.8	1.55%	0.98%
Series A private placement senior notes ($250 million)	2018	248.9	3.69%	4.65%	248.6	3.69%	4.32%
Three year 2016 senior notes ($400 million)	2019	395.9	2.00%	1.78%	-	-%	-%
Five year 2015 senior notes ($300 million)	2020	298.6	2.25%	2.79%	298.1	2.25%	2.30%
Ten year 2011 senior notes ($1.25 billion)	2021	1,244.8	4.35%	4.43%	1,243.7	4.35%	4.43%
Series B private placement senior notes ($250 million)	2023	249.2	4.32%	4.36%	249.1	4.32%	4.36%
Seven year 2016 senior notes ($400 million)	2023	397.0	3.25%	3.49%	-	-%	-%
Seven year 2016 senior notes (€575 million)	2024	608.4	1.00%	1.20%	-	-%	-%
Ten year 2015 senior notes (€575 million)	2025	604.3	2.63%	2.88%	601.8	2.63%	2.99%
Ten year 2016 senior notes ($750 million)	2026	742.1	2.70%	2.94%	-	-%	-%
Thirty year 2011 senior notes ($750 million)	2041	738.7	5.50%	5.56%	738.3	5.50%	5.56%
Thirty year 2016 senior notes ($250 million)	2046	245.9	3.70%	3.75%	-	-%	-%
Capital lease obligations		5.2			5.6
Other		80.3			91.5
Total debt		6,657.1			5,829.6
Long-term debt, current maturities		(511.4)			(1,569.4)
Total long-term debt		$ 6,145.7			$ 4,260.2

Term Loans

In November 2012, the Company entered into a $900 million term loan credit agreement with various banks. In April 2013, in connection with the close of the Champion transaction, the Company initiated term loan borrowings of $900 million. Under the agreement, the term loan bore interest at a floating base rate plus a credit rating based margin. The term loan could have been repaid in part or in full at any time without penalty, but in any event was required to be repaid in full by April 2016. The Company repaid $275 million, $400 million and $100 million of term loan borrowings during 2015, 2014 and 2013, respectively. In January 2016, the Company repaid the remaining $125 million term loan balance.

Public Notes

In December 2016, the Company issued a €575 million aggregate principal seven year fixed rate note with a coupon rate of 1.00% ($608 million as of December 31, 2016). The proceeds were used to repay a portion of the Company’s 3.00% senior notes due at maturity in December 2016 and its 4.585% series B euro notes due at maturity in December 2016.

In October 2016, the Company issued $1.0 billion of debt securities consisting of a $750 million aggregate principal ten year fixed rate note with a coupon rate of 2.70% and a $250 million aggregate principal thirty year fixed rate note with a coupon rate of 3.70%. The proceeds were used to repay commercial paper and a portion of the Company’s 3.00% senior notes due at maturity in December 2016.

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

In July 2015, the Company issued a €575 million aggregate principal ten year fixed rate note with a coupon rate of 2.625% ($604 million as of December 31, 2016). The proceeds were used to repay a portion of the Company’s outstanding commercial paper.

In January 2015, the Company issued $600 million of debt securities consisting of a $300 million aggregate principal three year fixed rate note with a coupon rate of 1.55% and a $300 million aggregate principal five year fixed rate note with a coupon rate of 2.25%. The proceeds were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

The series of notes issued by the Company in December, October and January 2016, July and January 2015, December 2012 and December 2011, pursuant to public debt offerings (the “Public Notes”) may be redeemed by the Company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the Public Notes below investment grade rating, within a specified time period, the Company will be required to offer to repurchase the Public Notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase.

The Public Notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all other senior and unsubordinated indebtedness of the Company.

Private Notes

In July 2006, the Company entered into a Note Purchase Agreement to issue a €175 million aggregate principal ten year private placement fixed rate note with a coupon rate of 4.585%. The notes were repaid in December 2016.

The series of notes issued by the Company in November 2011 pursuant to private debt offerings (the “Private Notes”) may be redeemed by the Company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of specified changes of control involving the Company, the Company will be required to offer to repurchase the Private Notes at a price equal to 100% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. Additionally, the Company will be required to make a similar offer to repurchase the Private Notes upon the occurrence of specified merger events or asset sales involving the Company, when accompanied by a downgrade of the Private Notes below investment grade rating, within a specified time period.

The Private Notes are unsecured senior obligations of the Company and rank equal in right of payment with all other senior indebtedness of the Company. The Private Notes shall be unconditionally guaranteed by subsidiaries of the Company in certain circumstances, as described in the note purchase agreements as amended.

Other Debt

During 2015, the Company acquired the beneficial interest in the trust owning the leased Naperville facility resulting in debt assumption of $100.2 million and the addition of $135.2 million in property, plant and equipment. Certain administrative, divisional, and research and development personnel are based at the Naperville facility. Cash paid as a result of the transaction was $19.8 million. The assumed debt which has been reduced by payment activity, is reflected within the "Other" line of the table above. The assumption of debt and the majority of the property, plant and equipment addition represented non-cash financing and investing activities, respectively.

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2016.

As of December 31, 2016, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2017	$ 511
2018	560
2019	408
2020	311
2021	1,257

Net Interest Expense

Interest expense and interest income incurred during 2016, 2015 and 2014 were as follows:

(millions)	2016	2015	2014
Interest expense	$ 285.4	$ 253.7	$ 268.0
Interest income	(20.8)	(10.1)	(11.4)
Interest expense, net	$ 264.6	$ 243.6	$ 256.6

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, contingent consideration obligations, commercial paper, notes payable, foreign currency forward contracts, interest rate swap agreements and long-term debt.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2016
December 31, (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	93.4	-	93.4	-
Liabilities
Foreign currency forward contracts	46.7	-	46.7	-
Interest rate swap agreements	3.5	-	3.5	-

	2015
December 31, (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	111.2	-	111.2	-
Contingent consideration	0.3	-	-	0.3

Liabilities
Foreign currency forward contracts	35.9	-	35.9	-
Interest rate swap agreements	5.4	-	5.4	-
Contingent consideration	15.9	-	-	15.9

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures.

Changes in the fair value of contingent consideration obligations during 2016 and 2015 were as follows:

(millions)	2016	2015
Contingent consideration at beginning of year	$ 15.6	$ 1.3
Amount recognized at transaction date	-	16.0
Losses (gains) recognized in earnings	(2.4)	(0.2)
Settlements	(12.6)	(1.0)
Foreign currency translation	(0.6)	(0.5)
Contingent consideration at end of year	$ -	$ 15.6

The carrying values of accounts receivable, accounts payable, cash and cash equivalents, restricted cash, commercial paper and notes payable approximate fair value because of their short maturities, and as such are classified within level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	2016		2015
December 31, (millions)	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,657.1	$ 6,963.9	$ 5,829.6	$ 6,113.6

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

The following table summarizes the gross fair value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
(millions)	2016	2015	2016	2015
Derivatives designated as hedging instruments
Foreign currency forward contracts	$ 73.4	$ 70.2	$ 19.8	$ 3.2
Interest rate swap agreements	-	-	3.5	5.4

Derivatives not designated as hedging instruments
Foreign currency forward contracts	20.0	41.0	26.9	32.7
Gross value of derivatives	93.4	111.2	50.2	41.3

Gross amounts offset in the Consolidated Balance Sheet	(25.7)	(9.8)	(25.7)	(9.8)
Net value of derivatives	$ 67.7	$ 101.4	$ 24.5	$ 31.5

The following table summarized the notional values of the Company’s outstanding derivatives.

Notional Values
(millions)	2016	2015

Foreign currency forward contracts	$ 4,317	$ 4,029
Interest rate agreements	$ 1,450	$ 1,675
Net investment hedge contracts (a)	€ 0	€ 25

(a)	The net investment hedge contracts exclude the Company’s euro denominated debt.

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

The Company occasionally enters into forward starting interest rate swap or treasury lock agreements to manage interest rate exposure.

During 2016 and 2015, the Company entered into and subsequently closed a series of treasury lock and forward starting interest rate swap agreements, in conjunction with both its U.S. public debt issuances in January and October 2016, as discussed in Note 6.

During 2014, the Company entered into and subsequently closed a series of forward starting interest rate swap agreements in connection with both its U.S. public debt issuance completed in January 2015 and its euro public debt issuance completed in July 2015. During 2011, the Company entered into and subsequently closed a series of forward starting interest rate swap agreements in connection with the issuance of its private placement debt. During 2006, the Company entered into and subsequently closed two forward starting interest rate swap agreements related to the issuance of its senior euro notes.

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

(millions)			2016	2015	2014
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	AOCI (equity)	$ 7.0	$ 68.4	$ 26.7
Interest rate swap agreements	AOCI (equity)	AOCI (equity)	(9.3)	3.6	(22.1)
	Total	Total	(2.3)	72.0	4.6

(millions)
Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	Cost of sales	23.0	30.9	6.1
	SG&A	SG&A	(0.1)	24.7	1.5
	Interest expense, net	Interest expense, net	5.8	2.9	-
	Subtotal	Total	28.7	58.5	7.6

Interest rate swap agreements	Interest expense, net	Interest expense, net	(6.6)	(5.5)	(4.1)
	Total	Total	$ 22.1	$ 53.0	$ 3.5

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during 2016, 2015 and 2014.

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

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed rate to a floating rate. In January 2015, the Company entered into interest rate swap agreements that converted its $300 million 1.55% debt, its $250 million 3.69% debt and a portion of its $1.25 billion 3.00% debt from fixed rates to floating interest rates. In May 2014, the Company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate. The interest rate swap agreement tied to a portion of the Company’s $1.25 billion 3.00% debt expired in December 2016 upon repayment of the underlying debt.

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

(millions)		2016	2015	2014

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$ (1.4)	$ 0.0	$ (2.1)

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$ 1.4	$ (0.0)	$ 2.1

Net Investment Hedges

The Company designates its outstanding €1,150 million (total of $1,214 million as of year-end 2016) senior notes and related accrued interest as a hedge of existing foreign currency exposures related to net investments the Company has in certain euro denominated functional currency subsidiaries. The series B euro denominated private placement notes that were also designated as a hedge of existing foreign currency exposures matured in December 2016.

The revaluation gains and losses on the euro notes and of the forward contracts, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2016	2015	2014
Revaluation gains (losses), net of tax	$ (2.5)	$ 101.3	$ 34.7

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

(millions)		2016	2015	2014
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ (6.0)	$ 15.9	$ 8.6
	Interest expense, net	(8.4)	(8.6)	(9.0)
	Total	$ (14.4)	$ 7.3	$ (0.4)

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

The following table provides other comprehensive income (loss) information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the Company’s derivatives and hedging transactions. See Note 16 for additional information related to the Company’s pension and postretirement benefits activity.

(millions)	2016	2015	2014
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (2.3)	$ 72.0	$ 4.6
(Gains) losses reclassified from AOCI into income
Cost of sales	(23.0)	(30.9)	(6.1)
SG&A	0.1	(24.7)	(1.5)
Interest expense, net	0.8	2.6	4.1
	(22.1)	(53.0)	(3.5)
Other activity	(0.2)	1.7	-
Tax impact	7.1	(9.0)	2.8
Net of tax	$ (17.5)	$ 11.7	$ 3.9

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial income (loss) and prior service costs	$ (136.0)	$ 2.8	$ (517.7)
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits adjustments	32.2	52.0	17.5
Reclassification associated with Venezuelan entities	-	3.5	-
Postretirement benefits changes	54.0	-	-
	(49.8)	58.3	(500.2)
Tax impact	9.3	(20.3)	156.9
Net of tax	$ (40.5)	$ 38.0	$ (343.3)

(millions)	2016	2015	2014
Derivative gains reclassified from AOCI into income, net of tax	$ (16.9)	$ (40.6)	$ (3.0)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$ 20.2	$ 35.8	$ 12.1

10. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2016, 2015 and 2014. Treasury stock is stated at cost. Dividends declared per share of common stock were $1.420 for 2016, $1.340 for 2015 and $1.155 for 2014.

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

Share Repurchase Authorization

The Company has a share repurchase program and generally repurchases shares on the open market to offset the dilutive effect of its equity compensation plans, with repurchases above that level used to manage the Company’s capital structure and efficiently return capital to shareholders.

In August 2011, the Finance Committee of the Company’s Board of Directors, via delegation by the Company’s Board of Directors, authorized the repurchase of 10 million common shares, including shares to be repurchased under Rule 10b5-1, which was contingent upon completion of the merger with Nalco. This authorization was completed during the first quarter of 2016.

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. In February 2015, under the existing repurchase authorization, the Company announced a $1.0 billion share repurchase program, which was completed during the second quarter of 2016.

As of December 31, 2016, 16,772,526 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

In February 2017, separate from the ASRs discussed above, the Company entered into an ASR agreement with a financial institution to repurchase $300 million of its common stock.

Share Repurchases

In accordance with its share repurchase program through open market or private purchases, including the ASR discussed above, the Company reacquired 6,126,033 shares, 6,267,699 shares and 3,547,334 shares of its common stock in 2016, 2015 and 2014, respectively.

The Company also reacquired 357,165, 398,704 and 489,854 shares withheld for taxes related to the exercise of stock options and the vesting of stock awards and units in 2016, 2015 and 2014, respectively.

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

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and  non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2016, 2015 and 2014 were 13,649,667, 15,888,937 and 17,999,689, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vestings.

The Company’s annual long-term incentive share-based compensation program is made up of 50% stock options and 50% PBRSUs. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $86 million ($59 million net of tax benefit), $78 million ($54 million net of tax benefit) and $71 million ($49 million net of tax benefit) for 2016, 2015 and 2014, respectively. As of December 31, 2016, there was $137 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2016		2015		2014
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	12,378,372	$ 74.23	13,169,776	$ 63.88	13,926,256	$ 55.66
Granted	1,679,941	117.60	1,686,816	118.99	1,645,937	107.63
Exercised	(2,061,553)	50.33	(2,316,025)	46.22	(2,316,918)	44.79
Canceled	(86,259)	111.08	(162,195)	99.67	(85,499)	83.81
Outstanding, end of year	11,910,501	$ 84.22	12,378,372	$ 74.23	13,169,776	$ 63.88
Exercisable, end of year	8,720,943	$ 72.35	9,248,880	$ 61.18	9,820,826	$ 52.21
Vested and expected to vest, end of year	11,688,758	$ 83.63

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2016, 2015 and 2014 was $140 million, $160 million and $150 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2016 was $398 million, with a corresponding weighted-average remaining contractual life of 6.4 years. The total aggregate intrinsic value of options exercisable as of December 31, 2016 was $395 million, with a corresponding weighted-average remaining contractual life of 5.3 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2016 was $397 million, with a corresponding weighted-average remaining contractual life of 6.3 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2016		2015		2014
Weighted-average grant-date fair value of options
granted at market prices	$ 25.59		$ 25.71		$ 23.18
Assumptions
Risk-free rate of return	2.0%		1.8%		1.8%
Expected life	6	years	6	years	6	years
Expected volatility	22.9%		22.9%		22.9%
Expected dividend yield	1.3%		1.2%		1.2%

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

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2013	1,750,269	$ 64.49	622,021	$ 64.04
Granted	373,337	103.10	109,665	102.62
Vested / Earned	(503,324)	47.98	(306,830)	55.83
Canceled	(27,048)	74.09	(23,785)	73.01
December 31, 2014	1,593,234	$ 78.59	401,071	$ 80.33
Granted	368,373	114.31	103,841	112.90
Vested / Earned	(468,317)	52.97	(212,576)	67.70
Canceled	(49,101)	90.97	(19,101)	81.06
December 31, 2015	1,444,189	$ 95.59	273,235	$ 102.49
Granted	371,859	112.29	88,437	109.27
Vested / Earned	(402,509)	68.64	(96,874)	94.06
Canceled	(26,852)	105.09	(10,411)	105.07
December 31, 2016	1,386,687	$ 107.70	254,387	$ 107.95

(a)	Represents weighted average price per share.

12. INCOME TAXES

Income before income taxes consisted of:

(millions)	2016	2015	2014
United States	$ 656.1	$ 733.0	$ 937.7
International	994.3	584.7	760.7
Total	$ 1,650.4	$ 1,317.7	$ 1,698.4

The provision for income taxes consisted of:

(millions)	2016	2015	2014
Federal and state	$ 224.2	$ 241.4	$ 344.3
International	269.7	303.6	253.4
Total current	493.9	545.0	597.7
Federal and state	(49.2)	(185.4)	(67.7)
International	(41.4)	(59.1)	(53.8)
Total deferred	(90.6)	(244.5)	(121.5)
Provision for income taxes	$ 403.3	$ 300.5	$ 476.2

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2016	2015
Deferred tax assets
Other accrued liabilities	$ 187.4	$ 172.7
Loss carryforwards	54.8	62.4
Share-based compensation	83.1	75.2
Pension and other comprehensive income	264.7	309.0
Foreign tax credits	21.8	31.3
Other, net	111.1	78.5
Valuation allowance	(19.9)	(31.8)
Total	703.0	697.3
Deferred tax liabilities
Property, plant and equipment basis differences	(275.4)	(267.5)
Intangible assets	(1,151.4)	(1,227.7)
Unremitted foreign earnings	-	(25.8)
Other, net	(154.1)	(158.4)
Total	(1,580.9)	(1,679.4)
Net deferred tax liabilities balance	$ (877.9)	$ (982.1)

As of December 31, 2016 the Company has tax effected federal, state and international net operating loss carryforwards of $0.7 million, $12.1 million and $42.0 million, respectively, which will be available to offset future taxable income. The state loss carryforwards expire from 2017 to 2036. For the international loss carryforwards, $19.7 million expire from 2017 to 2036 and $22.3 million have no expiration.

The Company had valuation allowances on certain deferred tax assets of $19.9 million and $31.8 million at December 31, 2016 and 2015, respectively. During 2016, the Company determined sufficient positive income trends existed to conclude it was more likely than not it would be able to realize the benefits of the net operating losses and other deferred tax assets within certain underlying foreign entities for which valuation allowances had been recorded, thus resulting in valuation allowance releases of $11.5 million. The reduction in valuation allowance from year end 2015 to year end 2016 was also driven by current year utilization and foreign currency translation.

The Company’s U.S. foreign tax credit carryforward of $21.8 million has a ten-year carryforward period and will expire between 2019 and 2025 if not utilized.

The Company obtains tax benefits from tax holidays in three foreign jurisdictions, the Dominican Republic, China and Singapore. The Company received a permit of operation, which expires in July 2021, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. In addition, one of the Company’s legal entities in China is entitled to the benefit of incentives provided by the Chinese government to technology companies in order to encourage development of the high-tech industry, including reduced tax rates and other measures. As a result, the Company was entitled to a preferential enterprise income tax rate of 15% so long as the Company's manufacturing facilities in China continue to maintain their High and New Technology Enterprise (“HNTE”) status. Finally, in Singapore,  the Company was awarded the Development and Expansion Incentive under the International Headquarters program. This provides for a preferential 10% tax rate on certain headquarter income and is valid until February 2018. The tax reduction as the result of the tax holidays for 2016 was $6.4 million, or approximately $0.02 per diluted share. The impact of the tax holiday was similar during 2015 and 2014.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2016	2015	2014
Statutory U.S. rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.9	0.4	1.6
Foreign operations	(8.0)	(8.1)	(6.1)
Domestic manufacturing deduction	(2.0)	(2.7)	(2.0)
R&D credit	(1.1)	(1.0)	(0.7)
Change in valuation allowance	(0.7)	(1.7)	(0.1)
Audit settlements and refunds	(0.2)	(0.7)	0.2
Venezuela charges	-	4.5	-
Worthless stock deduction	0.4	(3.0)	-
Other, net	0.1	0.1	0.1
Effective income tax rate	24.4%	22.8%	28.0%

As of December 31, 2015, the Company had deferred tax liabilities of $25.8 million on foreign earnings of the legacy Nalco entities and legacy Champion entities that the Company intended to repatriate. The deferred tax liabilities originated based on purchase accounting decisions made in connection with the Nalco merger and Champion acquisition and were the result of extensive studies required to calculate the impact at the purchase date. The remaining foreign earnings were repatriated in 2016, thus reducing the deferred tax liabilities to zero as of December 31, 2016.

U.S. deferred income taxes are not provided on certain other unremitted foreign earnings that are considered permanently reinvested which were approximately $2.1 billion and $1.8 billion as of December 31, 2016 and 2015, respectively. These earnings are considered to be reinvested indefinitely or available for distribution with foreign tax credits to offset the amount of applicable income tax and foreign withholding taxes that may be payable on remittance. It is impractical due to the complexities associated with its hypothetical calculation to determine the amount of incremental taxes that might arise if all undistributed earnings were distributed.

The Company files income tax returns in the U.S. federal jurisdiction and various U.S. state and international jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2012. The IRS has completed examinations of the Company’s U.S. federal income tax returns (Ecolab and Nalco) through 2012. The IRS has completed examinations of the Company’s U.S. federal income tax returns (Champion) through 2011 and tax year 2012 is closed by statute of limitations. The Company’s U.S. federal income tax return for the years 2013 and 2014 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to its uncertain tax positions due to closing of various audit years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors and result in amounts different from above.

During 2016, the Company recognized net expense related to discrete tax items of $3.9 million. The net expenses were driven primarily by recognizing adjustments from filing the Company’s 2015 U.S. federal income tax return, partially offset by settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of updated tax rates in international jurisdictions. Net expense was also impacted by adjustments to deferred tax asset and liability positions and the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

During 2015, the Company recognized net benefits related to discrete tax items of $63.3 million. The net benefits were driven primarily by the release of $20.6 million of valuation allowances, based on the realizability of foreign deferred tax assets and the ability to recognize a worthless stock deduction of $39.0 million for the tax basis in a wholly-owned domestic subsidiary.

During 2014, the Company recognized net expenses related to discrete tax items of $13.2 million. The net expenses were driven primarily by an update to non-current tax liabilities for certain global tax audits, an adjustment related to the re-characterization of intercompany payments between its U.S. and foreign affiliates, the remeasurement of certain deferred tax assets and liabilities resulting from changes in its deferred state tax rate, recognizing adjustments from filing its 2013 U.S. federal and state tax returns, net changes of valuation allowances based on the realizability of foreign deferred tax assets and the impact from other foreign country audit settlements.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2016	2015	2014
Balance at beginning of year	$ 74.6	$ 78.7	$ 98.7
Additions based on tax positions related to the current year	8.8	5.8	5.3
Additions for tax positions of prior years	2.1	0.9	5.2
Reductions for tax positions of prior years	(1.0)	(8.8)	(17.8)
Reductions for tax positions due to statute of limitations	(5.5)	(1.6)	(0.2)
Settlements	(2.0)	(4.2)	(9.0)
Assumed in connection with acquisitions	-	8.0	-
Foreign currency translation	(1.1)	(4.2)	(3.5)
Balance at end of year	$ 75.9	$ 74.6	$ 78.7

The total amount of unrecognized tax benefits, if recognized would have affected the effective tax rate by $57.5 million as of December 31, 2016, $59.2 million as of December 31, 2015 and $64.0 million as of December 31, 2014.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2016 and 2015 the Company released $2.9 million and $1.4 million related to interest and penalties, respectively and during 2014 it accrued $6.6 million related to interest and penalties. The Company had $10.2 million and $13.1 million of accrued interest, including minor amounts for penalties, at December 31, 2016 and 2015, respectively.

13. RENTALS AND LEASES

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Total rental expense under the Company’s operating leases was $221 million in both 2016 and 2015 and $237 million in 2014. As of December 31, 2016, identifiable future minimum payments with non-cancelable terms in excess of one year were:

(millions)
2017	$ 102
2018	83
2019	70
2020	56
2021	49
Thereafter	71
Total	$ 431

The Company enters into operating leases for vehicles whose non-cancelable terms are one year or less in duration with month-to-month renewal options. These leases have been excluded from the table above. The Company estimates payments under such leases will approximate $58 million in 2017. These vehicle leases have guaranteed residual values that have historically been satisfied by the proceeds on the sale of the vehicles.

14. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $189 million in 2016, $191 million in 2015 and $197 million in 2014. The Company did not participate in any material customer sponsored research during 2016, 2015 or 2014.

15. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The Company is also subject to various claims and contingencies related to income taxes, which are discussed in Note 12. The Company also has contractual obligations including lease commitments, which are discussed in Note 13.

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

Insurance

Globally, the Company has insurance policies with varying deductibility levels for property and casualty losses. The Company is insured for losses in excess of these deductibles, subject to policy terms and conditions and has recorded both a liability and an offsetting receivable for amounts in excess of these deductibles. The Company is self-insured for health care claims for eligible participating employees, subject to certain deductibles and limitations. The Company determines its liabilities for claims on an actuarial basis.

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

Matters Related to Wage Hour Claims

The Company is a defendant in several pending wage hour lawsuits claiming violations of the FLSA or a similar state law. In Martino v. Ecolab, United States District Court for the Northern District of California, case no. 5:14-cv-04358-SG, an action under California state law, the Court has certified a class of California Institutional Territory Managers alleging violation of state wage and hour laws.  This matter has been settled. The Company has established an accrual to fund the settlement, which is not material to its results of operations or financial position. The Company is a defendant in other wage hour lawsuits brought by Institutional Route Sales Managers seeking class certification of claims for overtime and other relief under federal or state laws. None of these matters are considered to be material to the Company’s results of operations or financial position.

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

16. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory qualified defined benefit pension plan covering the majority of its U.S. employees. The Company also has non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees.

The non-qualified plans are not funded and the recorded benefit obligation for the non-qualified plans was $125 million and $122 million at December 31, 2016 and 2015, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

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

The following table sets forth financial information related to the Company’s pension and postretirement health care plans:

	U.S.		International		U.S. Postretirement
	Pension (a)		Pension		Health Care
(millions)	2016	2015	2016	2015	2016	2015
Accumulated Benefit Obligation, end of year	$ 2,147.1	$ 2,040.2	$ 1,239.8	$ 1,185.7	$ 173.5	$ 229.2
Projected Benefit Obligation
Projected benefit obligation, beginning of year	$ 2,186.8	$ 2,252.7	$ 1,279.9	$ 1,424.9	$ 229.2	$ 240.4
Service cost	67.1	76.5	27.8	31.8	3.0	3.8
Interest	81.5	91.1	31.9	38.1	7.4	9.6
Participant contributions	-	-	3.3	3.4	8.0	8.7
Medicare subsidies received	-	-	-	-	0.8	1.1
Curtailments and settlements	(0.8)	(1.2)	(12.3)	(5.5)	-	-
Plan amendments	1.2	-	2.0	(5.3)	(62.2)	-
Actuarial loss (gain)	60.2	(126.0)	123.9	(13.5)	7.5	(13.4)
Assumed through acquisitions	-	-	6.7	-	-	-
Benefits paid	(128.1)	(106.3)	(35.5)	(37.5)	(20.2)	(21.0)
Reclassification associated with Venezuelan entities	-	-	-	(13.1)	-	-
Foreign currency translation	-	-	(92.1)	(143.4)	-	-
Projected benefit obligation, end of year	$ 2,267.9	$ 2,186.8	$ 1,335.6	$ 1,279.9	$ 173.5	$ 229.2

Plan Assets
Fair value of plan assets, beginning of year	$ 1,770.7	$ 1,871.6	$ 813.5	$ 847.7	$ 11.3	$ 13.3
Actual returns on plan assets	152.3	0.4	89.2	32.9	0.8	0.1
Company contributions	156.0	6.2	39.4	41.2	16.4	17.5
Participant contributions	-	-	3.3	3.4	1.3	1.3
Acquisitions	-	-	2.6	-	-	-
Settlements	(0.8)	(1.2)	(8.3)	(5.5)	-	-
Benefits paid	(128.1)	(106.3)	(35.5)	(37.5)	(20.2)	(21.0)
Foreign currency translation	-	-	(82.3)	(68.7)	-	-
Fair value of plan assets, end of year	$ 1,950.1	$ 1,770.7	$ 821.9	$ 813.5	$ 9.6	$ 11.2
Funded Status, end of year	$ (317.8)	$ (416.1)	$ (513.7)	$ (466.4)	$ (163.9)	$ (218.0)

Amounts recognized in Consolidated Balance Sheet:
Other assets	$ -	$ -	$ 27.2	$ 28.0	$ -	$ -
Other current liabilities	(6.8)	(12.1)	(20.3)	(16.9)	(2.7)	(7.3)
Postretirement healthcare and pension benefits	(311.0)	(404.0)	(520.6)	(477.5)	(161.2)	(210.7)
Net liability	$ (317.8)	$ (416.1)	$ (513.7)	$ (466.4)	$ (163.9)	$ (218.0)

Amounts recognized in Accumulated Other Comprehensive Loss (Income):
Unrecognized net actuarial loss (gain)	$ 533.0	$ 512.8	$ 357.6	$ 310.1	$ (30.9)	$ (40.0)
Unrecognized net prior service benefits	(25.5)	(33.7)	(7.3)	(9.9)	(59.0)	0.1
Tax expense (benefit)	(199.2)	(188.4)	(89.4)	(77.1)	32.1	13.0
Accumulated other comprehensive loss (income), net of tax	$ 308.3	$ 290.7	$ 260.9	$ 223.1	$ (57.8)	$ (26.9)

Change in Accumulated Other Comprehensive Loss (Income):
Amortization of net actuarial loss	$ (30.7)	$ (48.5)	$ (12.8)	$ (15.4)	$ 1.6	$ 6.2
Amortization of prior service costs (benefits)	6.9	6.9	0.8	0.4	4.3	0.1
Current period net actuarial loss (gain)	51.5	6.2	87.2	9.2	7.5	(12.6)
Current period prior service costs (benefits)	1.2	-	2.0	(5.6)	(13.4)	-
Settlement	(0.5)	(0.7)	(1.8)	(1.0)	-	-
Tax expense (benefit)	(10.8)	13.4	(12.3)	16.3	19.1	2.3
Postretirement benefits changes	-	-	(4.0)	-	(50.0)	-
Reclassification associated with Venezuelan entities	-	-	-	(3.5)	-	-
Foreign currency translation	-	-	(21.3)	(39.3)	-	-
Other comprehensive loss (income)	$ 17.6	$ (22.7)	$ 37.8	$ (38.9)	$ (30.9)	$ (4.0)

(a)	Includes qualified and non-qualified plans

Estimated amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2017 are as follows:

U.S. Post-
	U.S.	International	Retirement
(millions)	Pension (a)	Pension	Health Care
Net actuarial loss (gain)	$ 28.7	$ 17.7	$ (4.8)
Net prior service costs (benefits)	(6.8)	(0.7)	(16.7)
Total	$ 21.9	$ 17.0	$ (21.5)

(a)	Includes qualified and non-qualified plans

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2016	2015
Aggregate projected benefit obligation	$ 3,257.6	$ 3,088.0
Accumulated benefit obligation	3,071.6	2,882.5
Fair value of plan assets	2,418.1	2,190.6

These plans include the U.S. non-qualified pension plans which are not funded as well as the U.S. qualified pension plan. These plans also include various international pension plans which are funded consistent with local practices and requirements.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement health care benefits expense for the Company’s operations are as follows:

	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(millions)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Service cost	$ 67.1	$ 76.5	$ 66.4	$ 27.8	$ 31.8	$ 32.2	$ 3.0	$ 3.8	$ 4.3
Interest cost on benefit obligation	81.5	91.1	90.0	31.9	38.1	49.8	7.4	9.6	10.8
Expected return on plan assets	(143.6)	(132.6)	(128.4)	(52.5)	(55.6)	(54.6)	(0.7)	(0.9)	(1.0)
Recognition of net actuarial (gain) loss	30.7	48.5	23.7	12.8	15.4	7.0	(1.6)	(6.2)	(8.2)
Amortization of prior service
cost (benefit)	(6.9)	(6.9)	(6.9)	(0.8)	(0.4)	0.4	(4.3)	(0.1)	(0.3)
Settlements/Curtailments	0.5	0.7	-	1.8	1.0	(1.3)	-	-	-
Total expense	$ 29.3	$ 77.3	$ 44.8	$ 21.0	$ 30.3	$ 33.5	$ 3.8	$ 6.2	$ 5.6

(a)	Includes qualified and non-qualified plans

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(percent)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Weighted-average actuarial assumptions used to
determine benefit obligations as of year end:
Discount rate	4.27%	4.51%	4.14%	2.33%	2.93%	3.02%	4.14%	4.38%	4.08%
Projected salary increase	4.03	4.32	4.32	2.52	2.50	2.66
Weighted-average actuarial assumptions used to
determine net cost:
Discount rate	4.51	4.14	4.92	2.68	2.78	4.45	4.38	4.08	4.77
Expected return on plan assets	7.75	7.75	7.75	6.71	6.80	6.90	7.75	7.75	7.75
Projected salary increase	4.32	4.32	4.32	2.75	2.83	3.58

(a)	Includes qualified and non-qualified plans

The discount rate assumptions for the U.S. plans are developed using a bond yield curve constructed from a population of high-quality, non-callable, corporate bond issues with maturities ranging from six months to thirty years. A discount rate is estimated for the U.S. plans and is based on the durations of the underlying plans.

At the end of 2015, the Company changed the approach used to measure service and interest costs for its U.S. and material international pension and other postretirement benefits. For 2016, the Company elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. The Company believes this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. For 2015, the Company measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations.  The change in approach did not affect the measurement of the Company’s plan obligations or the funded status. The Company has accounted for this change as a change in accounting estimate and, accordingly, has accounted for it on a prospective basis.

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

The Company uses most recently available mortality tables as of the respective U.S. and international measurement dates.

For postretirement benefit measurement purposes as of December 31, 2016, the annual rates of increase in the per capita cost of covered health care were assumed to be 6.75% for pre-65 costs and 7.25% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2023 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

During the third quarter of 2016, the Compensation Committee of the Company’s Board of Directors approved moving the U.S. postretirement healthcare plans to a Retiree Exchange approach, rather than the Employee Group Waiver Plan plus Wrap program, for post-65 retiree medical coverage beginning in 2018, and the Company informed all eligible legacy Ecolab and legacy Nalco retirees of the change. As a result of the approval and communication to the beneficiaries, the Ecolab and Nalco plans were re-measured, resulting in a $50 million reduction of postretirement benefit obligations, with a corresponding impact to AOCI of $31 million, net of tax. The remeasurement was completed using discount rates of 3.29% and 3.60%, respectively. Additionally, at the time of this remeasurement, the Nalco U.S. postretirement health care plan was merged with the Ecolab U.S. postretirement health care plan. As a result of these actions, the Company’s U.S. postretirement health care costs decreased by $5 million in 2016.

Assumed health care cost trend rates have an effect on the amounts reported for the Company’s U.S. postretirement health care benefits plan. A one-percentage point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point
(millions)	Increase	Decrease
Effect on total of service and interest cost components	$ -	$ -
Effect on postretirement benefit obligation	0.7	(0.7)

Plan Asset Management

The Company’s U.S. investment strategy and policies are designed to maximize the possibility of having sufficient funds to meet the long-term liabilities of the pension fund, while achieving a balance between the goals of asset growth of the plan and keeping risk at a reasonable level. Current income is not a key goal of the policy.

The asset allocation position reflects the Company’s ability and willingness to accept relatively more short-term variability in the performance of the pension plan portfolio in exchange for the expectation of better long-term returns, lower pension costs and better funded status in the long run. The pension fund is diversified across a number of asset classes and securities. Selected individual portfolios within the asset classes may be undiversified while maintaining the diversified nature of total plan assets. The Company has no significant concentration of risk in its U.S. plan assets.

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

The fair value hierarchy is used to categorize investments measured at fair value in one of three levels in the fair value hierarchy. This categorization is based on the observability of the inputs used in valuing the investments. See Note 7 for definitions of these levels.

In 2016, the Company adopted the updated accounting guidance that removes the requirement to categorize all investments within the fair value hierarchy for which fair value is measured using net asset value per share (“NAV”) as a practical expedient and requires the presentation of the carrying amount of investments measured using the NAV as a reconciling item between the total amount of investments categorized within the fair value hierarchy and total investments measured at fair value. Investments valued at NAV include hedge funds and private equity, valued based on the NAV of the underlying partnerships, whose investments are based at fair value. Investments at NAV also include real estate funds, valued based on inputs other than quoted prices that are observable for the securities. The fair value measurement tables presented below have been updated to follow the new guidance.

The fair value of the Company’s U.S. plan assets for its defined benefit pension and postretirement health care benefit plans are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$ 6.3		$ 6.3	$ 6.9		$ 6.9
Equity securities:
Large cap equity	696.0		696.0	660.5		660.5
Small cap equity	179.0		179.0	184.2		184.2
International equity	293.4		293.4	247.4		247.4
Fixed income:
Core fixed income	351.5		351.5	336.5		336.5
High-yield bonds	107.6		107.6	86.7		86.7
Emerging markets	33.5		33.5	27.1		27.1
Insurance company accounts	-	$ 0.3	0.3	-	$ 0.3	0.3
Total investments at fair value	1,667.3	0.3	1,667.6	1,549.3	0.3	1,549.6
Investments measured at NAV			292.1			232.3
Total	$ 1,667.3	$ 0.3	$ 1,959.7	$ 1,549.3	$ 0.3	$ 1,781.9

The Company had no level 3 assets as of December 31, 2016 or 2015.

The allocation of the Company’s U.S. plan assets for its defined benefit pension and postretirement health care benefit plans are as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31 (%)	2016	2015	2016	2015

Cash	-%	-%	-%	-%
Equity securities:
Large cap equity	34	34	36	37
Small cap equity	9	9	9	10
International equity	15	15	15	14
Fixed income:
Core fixed income	18	18	18	19
High-yield bonds	5	5	5	5
Emerging markets	2	2	2	2
Other:
Real estate	6	6	7	5
Hedge funds	5	5	3	3
Private equity	6	6	5	5
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2016			December 31, 2015
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$ 5.5		$ 5.5	$ 3.1		$ 3.1
Equity securities:
International equity	-	363.1	363.1		356.2	356.2
Fixed income:			-
Corporate bonds	6.4	164.6	171.0	6.6	170.3	176.9
Government bonds	9.5	145.6	155.1	9.8	146.5	156.3
Insurance company accounts		114.0	114.0		106.1	106.1
Total investments at fair value	21.4	787.3	808.7	19.5	779.1	798.6
Investments measured at NAV			13.2			14.9
Total	$ 21.4	$ 787.3	$ 821.9	$ 19.5	$ 779.1	$ 813.5

The Company had no level 3 assets as of December 31, 2016 or 2015.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Percentage
Asset Category	of Plan Assets

December 31 (%)	2016	2015

Cash	1%	-%
Equity securities:
International equity	44	44
Fixed income:
Corporate bonds	21	22
Government bonds	19	19
Total fixed income	40	41
Other:
Insurance contracts	14	13
Real estate	1	2
Total	100%	100%

Cash Flows

As of year-end 2016, the Company’s estimate of benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s pension and postretirement health care benefit plans are as follows:

		Medicare
		Subsidy
(millions)	All Plans	Receipts
2017	$ 171	$ 1
2018	177	-
2019	187	-
2020	202	-
2021	214	-
2022 - 2026	1,158	-

Depending on plan funding levels, the U.S. defined benefit qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of lump sum payments.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement health care plans. In April of 2016, the Company made a $150 million voluntary contribution to its non-contributory qualified U.S. pension plan. No voluntary contributions were made to the U.S. pension plan during 2015 and 2014. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $42 million in 2017.

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

Savings Plan and ESOP

The Company provides a 401(k) savings plan for the majority of its U.S. employees under the Company’s two main 401(k) savings plans, the Ecolab Savings Plan and ESOP for Traditional Benefit Employees (the “Traditional Plan”) and the Ecolab Savings Plan and ESOP (the “Ecolab Plan”).

Employees under the Traditional Plan are limited to active employees accruing a final average pay or 5% cash balance benefits in the Ecolab Pension Plan. Employee before-tax contributions made under the Traditional Plan of up to 3% of eligible compensation are matched 100% by the Company and employee before-tax contributions over 3% and up to 5% of eligible compensation are matched 50% by the Company.

Employees under the Ecolab Plan are limited to active employees accruing benefits under the 3% cash balance formula of the Ecolab Pension Plan and employees of Nalco eligible for certain legacy final average pay benefits. Employee before-tax contributions made under the Ecolab Plan of up to 4% of eligible compensation are matched 100% by the Company and employee before-tax contributions over 4% and up to 8% of eligible compensation are matched 50% by the Company.

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $74 million and $72 million in 2016 and 2015, respectively.

17. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

The Company’s organizational structure consists of global business unit and global regional leadership teams. The Company’s ten operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker at the identified operating segment level.

Eight of the Company’s ten operating segments have been aggregated into three reportable segments based on similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment. The Company’s reportable segments are Global Industrial, Global Institutional and Global Energy. The Company’s two operating segments that are primarily fee-for-service businesses have been combined into the Other segment and do not meet the quantitative criteria to be separately reported. The Company provides similar information for the Other segment as compared to its three reportable segments as the Company considers the information regarding its two underlying operating segments as useful in understanding its consolidated results.

The Company’s ten operating segments are aggregated as follows:

Global Industrial

Includes the Water, Food & Beverage, Paper and Textile Care operating segments. It provides water treatment and process applications, and cleaning and sanitizing solutions primarily to large industrial customers within the manufacturing, food and beverage processing, chemical, mining and primary metals, power generation, pulp and paper, and commercial laundry industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Institutional

Includes the Institutional, Specialty and Healthcare operating segments. It provides specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, healthcare, government and education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Energy

Includes the Energy operating segment. It serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

Other

Includes the Pest Elimination and Equipment Care operating segments, which provide pest elimination and kitchen repair and maintenance.

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. Fixed currency amounts for both 2015 and 2014 also reflect all Venezuela bolivar operations, prior to the deconsolidation of the Company’s Venezuelan operations, at a SIMADI rate of approximately 200 bolivares to 1 U.S. dollar.

Reportable Segment Information

Financial information for each of the Company’s reportable segments is as follows:

	Net Sales			Operating Income (Loss)
(millions)	2016	2015	2014	2016	2015	2014
Global Industrial	$ 4,617.1	$ 4,485.5	$ 4,261.9	$ 703.0	$ 626.4	$ 538.8
Global Institutional	4,495.6	4,210.9	3,982.8	966.7	876.6	772.6
Global Energy	3,035.8	3,470.8	3,815.8	337.1	465.5	534.8
Other	806.5	747.1	705.2	148.1	127.5	109.9
Corporate	-	-	-	(272.1)	(663.8)	(252.4)
Subtotal at fixed currency	12,955.0	12,914.3	12,765.7	1,882.8	1,432.2	1,703.7
Effect of foreign currency translation	197.8	630.8	1,514.8	32.2	129.1	251.3
Consolidated	$ 13,152.8	$ 13,545.1	$ 14,280.5	$ 1,915.0	$ 1,561.3	$ 1,955.0

The profitability of the Company’s operating segments is evaluated by management based on operating income. The Company has no intersegment revenues.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

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

Sales of warewashing products were approximately 11% and 10% of consolidated net sales in 2016 and 2015, respectively. No class of products was 10% or more of consolidated net sales in 2014.

The majority of the Company’s revenue is driven by the sale of its chemical products, with any corresponding service generally considered incidental to the product sale. The exception to this is the Pest Elimination and Equipment Care operating segments, which are within the Other segment and as previously noted, are primarily fee-for-service businesses. In addition, the Global Industrial, Global Institutional and Global Energy reportable segments derive a small amount of revenue directly from service offerings.

Total service revenue at public exchange rates by reportable segment is shown below.

	Service Revenue

(millions)	2016	2015	2014
Global Industrial	$ 37.2	$ 48.4	$ 53.2
Global Institutional	43.1	36.4	31.1
Global Energy	263.7	291.9	294.1
Other	711.2	670.6	655.1

Geographic Information

Net sales and long-lived assets at public exchange rates by geographic region are as follows:

	Net Sales			Long-Lived Assets, net

(millions)	2016	2015	2014	2016	2015
United States	$ 7,035.5	$ 7,073.2	$ 7,233.6	$ 8,790.8	$ 8,838.2
Europe	2,361.8	2,442.1	2,816.5	1,547.6	1,508.9
Asia Pacific, excluding Greater China	1,159.1	1,131.5	1,229.3	992.8	982.6
Latin America	852.8	1,100.8	1,177.4	567.7	564.2
MEA	667.4	682.3	654.1	296.8	331.0
Canada	576.9	616.6	713.0	624.8	636.6
Greater China	499.3	498.6	456.6	1,230.3	1,332.6
Total	$ 13,152.8	$ 13,545.1	$ 14,280.5	$ 14,050.8	$ 14,194.1

Net sales by geographic region were determined based on origin of sale. Geographic data for long-lived assets is based on physical location of those assets. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales.

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2016
Net sales	$ 3,097.4	$ 3,317.2	$ 3,386.1	$ 3,352.1	$ 13,152.8
Operating expenses
Cost of sales (a)	1,631.4	1,785.2	1,737.2	1,745.1	6,898.9
Selling, general and administrative expenses	1,088.2	1,093.3	1,071.6	1,046.3	4,299.4
Special (gains) and charges	6.3	26.2	3.2	3.8	39.5
Operating income	371.5	412.5	574.1	556.9	1,915.0
Interest expense, net	66.1	65.3	64.9	68.3	264.6
Income before income taxes	305.4	347.2	509.2	488.6	1,650.4
Provision for income taxes	73.4	83.6	129.7	116.6	403.3
Net income including noncontrolling interest	232.0	263.6	379.5	372.0	1,247.1
Net income attributable to noncontrolling interest	1.2	5.2	5.4	5.7	17.5
Net income attributable to Ecolab	$ 230.8	$ 258.4	$ 374.1	$ 366.3	$ 1,229.6
Earnings attributable to Ecolab per common share
Basic	$ 0.78	$ 0.88	$ 1.28	$ 1.26	$ 4.20
Diluted	$ 0.77	$ 0.87	$ 1.27	$ 1.24	$ 4.14
Weighted-average common shares outstanding
Basic	294.4	292.4	291.6	291.7	292.5
Diluted	298.3	296.5	295.7	295.5	296.7

2015
Net sales	$ 3,297.6	$ 3,389.1	$ 3,446.4	$ 3,412.0	$ 13,545.1
Operating expenses
Cost of sales (a)	1,765.3	1,806.5	1,820.0	1,831.7	7,223.5
Selling, general and administrative expenses	1,136.8	1,079.2	1,070.7	1,058.8	4,345.5
Special (gains) and charges	7.8	65.6	142.7	198.7	414.8
Operating income	387.7	437.8	413.0	322.8	1,561.3
Interest expense, net	62.5	61.2	57.6	62.3	243.6
Income before income taxes	325.2	376.6	355.4	260.5	1,317.7
Provision for income taxes	89.8	67.8	105.3	37.6	300.5
Net income including noncontrolling interest	235.4	308.8	250.1	222.9	1,017.2
Net income (loss) attributable to
noncontrolling interest (b)	2.0	6.8	(7.7)	14.0	15.1
Net income attributable to Ecolab	$ 233.4	$ 302.0	$ 257.8	$ 208.9	$ 1,002.1
Earnings attributable to Ecolab per common share
Basic	$ 0.78	$ 1.02	$ 0.87	$ 0.71	$ 3.38
Diluted	$ 0.77	$ 1.00	$ 0.86	$ 0.69	$ 3.32
Weighted-average common shares outstanding
Basic	298.2	296.2	295.2	295.8	296.4
Diluted	303.2	301.1	300.0	300.6	301.4

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding.

(a)	Cost of sales includes special charges of $61.9 and $4.1 in Q2 and Q4 of 2016, respectively and $0.6, $11.0, $23.8 and $45.2 in Q1, Q2, Q3 and Q4 of 2015, respectively.
(b)	Net income (loss) attributable to noncontrolling interest includes special charges of $11.1 and $1.7 in Q3 and Q4 of 2015, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended).  Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Their report, and our management reports, can be found in Item 8 of Part II of this Form 10-K.

During the period October 1 - December 31, 2016 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

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

A total of 999,154 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K.  This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2016 which are actually issued and outstanding.

Equity Compensation Plan Information

	(a)
	Number of securities to be		(b)		(c)
	issued upon exercise of		Weighted average exercise		Number of securities remaining
	outstanding options,		price of outstanding options,		available for future issuance under
	warrants		warrants		equity compensation plans (excluding
Plan Category	and rights		and rights		securities reflected in column (a))
Equity compensation plans approved
by security holders	13,617,443	(1)	$ 84.54	(1)	13,649,667
Equity compensation plans not approved
by security holders	206,900	(2)	55.60	(2)	-
Total	13,824,343		$ 84.04		13,649,667

(1)    Includes 272,768 Common Stock equivalents representing deferred compensation stock units earned by non-employee directors under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, 1,386,687 Common Stock equivalents under our 2010 Stock Incentive Plan representing performance-based restricted stock units payable to employees, and 254,387 Common Stock equivalents under our 2010 Stock Incentive Plan representing restricted stock units payable to employees.  All of the Common Stock equivalents described in this footnote (1) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. The reported amount additionally includes 74,804 shares of Common Stock subject to stock options assumed by us in connection with the Nalco merger. Such options, which have a weighted-average exercise price of $27.87, are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

(2)    The reported amount represents shares of our Common Stock which were formerly reserved for future issuance under the Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan (the “rollover shares”) and granted to legacy Nalco associates on December 1, 2011, under the Ecolab Inc. 2010 Stock Incentive Plan in the form of stock options.  These rollover shares are deemed exempt from shareholder approval under Rule 303A.08 of the New York Stock Exchange in accordance with our notice to the New York Stock Exchange dated December 16, 2011.  The Nalco plan was amended to prohibit future grants.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:
(a)(1)	Financial Statements.
	(i)	Report of Independent Registered Public Accounting Firm.
	(ii)	Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014.
	(iii)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.
	(iv)	Consolidated Balance Sheets at December 31, 2016 and 2015.
	(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.
	(vi)	Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014.
	(vii)	Notes to Consolidated Financial Statements.
(a)(2)

Financial Statement Schedules.

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the accompanying notes to the consolidated financial statements. The separate financial statements and summarized financial information of subsidiaries not consolidated and of fifty percent or less owned persons have been omitted because they do not satisfy the requirements for inclusion in this Form 10-K.

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

(4.5)	Forms of 4.350% Notes due 2021 and 5.500% Notes due 2041 – Included in Exhibit (4.4) above.
(4.6)

Fourth Supplemental Indenture, dated as of December 13, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association, as original trustee – Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012.  (File No. 001-9328)

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
(4.11)

Second Supplemental Indenture, dated July 8, 2015, by and among Ecolab Inc., Wells Fargo Bank, National Association, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar – Incorporated by reference to Exhibit 4.2 of our Form 8-K dated July 8, 2015. (File No. 001-9328)

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
(4.15)

Fourth Supplemental Indenture, dated October 18, 2016, between the Company and Wells Fargo Bank, National Association – Incorporated by reference to Exhibit 4.2 of our Form 8-K dated October 13, 2016. (File No. 001-9328)

(4.16)	Forms of 2.700% Notes due 2026 and 3.700% Notes due 2046 – Included in Exhibit (4.15) above.
(4.17)

Fifth Supplemental Indenture, dated December 8, 2016, by and among the Company, Wells Fargo Bank, National Association, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar - Incorporated by reference to Exhibit 4.2 of our Form 8-K dated December 1, 2016. (File No. 001-9328)

(4.18)	Form of 1.000% Euro Notes due 2024 - Included in Exhibit 4.17 above.

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

(10.1)

Amended and Restated $2.0 billion 5-Year Revolving Credit Facility, dated as of December 3, 2014, among Ecolab Inc., the lenders party thereto, the issuing banks party thereto, Bank of America, N.A., as administrative agent and Swingline Bank, and Citibank, N.A., JPMorgan Chase Bank, N.A. and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as co-syndication agents - Incorporated by reference to Exhibit (10.1) of our Form 8-K dated December 3, 2014.  (File No. 001-9328)

(10.2)

Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto - Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011.  (File No. 001-9328)

(10.3)	Documents comprising global Commercial Paper Programs.
	(i)	U.S. $2,000,000,000 Euro-Commercial Paper Programme.
(a)

Amended and Restated Dealer Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch and Credit Suisse Securities (Europe) Limited (as Dealers) - Incorporated by reference to Exhibit 10.1(a) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(b)

Amended and Restated Note Agency Agreement dated 21 September 2016 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V.), and Citibank, N.A., London Branch (as Issue and Paying Agent) - Incorporated by reference to Exhibit 10.1(b) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(c)

Deed of Covenant made on 21 September 2016 by Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l. and Ecolab NL 10 B.V. (as Issuers) - Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016 - Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

(d) Deed of Guarantee made on 21 September 2016 by Ecolab Inc. - Incorporated by reference to Exhibit 10.1(d) of our Form 8-K dated September 21, 2016. (File No. 001-9328)
	(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.
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

(10.4)	(i)

Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013 – Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013.  (File No. 001-9328)

(ii)

Declaration of Amendment dated May 5, 2016 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013- Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016.  (File No. 001-9328)

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

(v)

Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008 – Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.5)	(i)

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

(10.6)

Form of Director Indemnification Agreement.  Substantially identical agreements are in effect as to each of our directors – Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003.  (File No. 001-9328)

(10.7)	(i)

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

	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective May 6, 2015 – Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)
(10.8)	(i)

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

(10.9)	(i)

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

(10.10)

Ecolab Mirror Savings Plan, as amended and restated effective as of January 1, 2014 – Incorporated by reference to Exhibit 10.12 of our Form 10-K Annual Report for the year ended December 31, 2013.  (File No. 001-9328)  See also Exhibit (10.14) hereof.

(10.11)

Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2014 – Incorporated by reference to Exhibit 10.13 of our Form 10-K Annual Report for the year ended December 31, 2013.  (File No. 001-9328).  See also Exhibit (10.14) hereof.

(10.12)	(i)

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

(10.13)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2014 – Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 9, 2014. (File No. 001-9328)
(10.14)	(i)

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

(10.15)	Description of Ecolab Management Incentive Plan - Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)

(10.16)	(i) Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013 – Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 2, 2013. (File No. 001-9328)
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

Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive as adopted December 2, 2015 - Incorporated by reference to Exhibit (10.17(vi)) of our Form 10-K Annual Report for the year ended December 31, 2015.  (File No. 001-9328)

(vii) Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, as adopted December 7, 2016.
(10.17)

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

(10.19)

Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement – Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005.  (File No. 001-32342)

(10.20)

Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant – Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004.  (File No. 333-115560)

(14.1)	Ecolab Code of Conduct, as amended November 26, 2012 – Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)
(21.1)	List of Subsidiaries.
(23.1)	Consent of Independent Registered Public Accounting Firm.
(24.1)	Powers of Attorney.
(31.1)	Rule 13a-14(a) CEO Certification.
(31.2)	Rule 13a-14(a) CFO Certification.
(32.1)	Section 1350 CEO and CFO Certifications.
(101.1)	Interactive Data File.

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

Included in the preceding list of exhibits are the following management contracts or compensatory plans or arrangements:

Exhibit No.	Description

(10.4)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan.

(10.6)	Form of Director Indemnification Agreement.

(10.7)	Ecolab Executive Death Benefits Plan.

(10.8)	Ecolab Executive Long-Term Disability Plan.

(10.9)	Ecolab Supplemental Executive Retirement Plan.

(10.10)	Ecolab Mirror Savings Plan.

(10.11)	Ecolab Mirror Pension Plan.

(10.12)	Ecolab Inc. Administrative Document for Non-Qualified Plans.

(10.13)	Ecolab Inc. Management Performance Incentive Plan.

(10.14)	Ecolab Inc. Change in Control Severance Compensation Policy.

(10.15)	Description of Ecolab Inc. Management Incentive Plan.

(10.16)	Ecolab Inc. 2010 Stock Incentive Plan.

(10.17)	Policy on Reimbursement of Incentive Payments.

(10.18)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.

(10.19)	Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2017.

ECOLAB INC.
(Registrant)

By:	/s/ Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 24th day of February 2017.

/s/ Douglas M. Baker, Jr.	Chairman of the Board and Chief Executive Officer
Douglas M. Baker, Jr.	(Principal Executive Officer and Director)

/s/ Daniel J. Schmechel	Chief Financial Officer and Treasurer
Daniel J. Schmechel	(Principal Financial Officer)

/s/ Bryan L. Hughes	Senior Vice President and Corporate Controller
Bryan L. Hughes	(Principal Accounting Officer)

/s/ James J. Seifert	Directors
James J. Seifert

as attorney-in-fact for:

Barbara J. Beck, Les S. Biller, Carl M. Casale, Stephen I. Chazen, Jeffrey M. Ettinger, Jerry A. Grundhofer, Arthur J. Higgins, Michael Larson, Jerry W. Levin, David W. MacLennan, Tracy B. McKibben, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(2.1)	Agreement and Plan of Merger dated as of July 19, 2011, among Ecolab Inc., Sustainability Partners Corporation and Nalco Holding Company.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated July 19, 2011. (File No. 001-9328)
(2.2)	Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated October 12, 2012. (File No. 001-9328)
(2.3)	First Amendment dated as of November 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.3) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)
(2.4)	Second Amendment dated as of November 30, 2012 to Agreement and Plan of Merger, dated as October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Service, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K dated November 30, 2012. (File No. 001-9328)
(2.5)	Third Amendment dated as of December 28, 2012 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.4) of our Form 8-K dated April 10, 2013. (File No. 001-9328)
(2.6)	Fourth Amendment dated as of April 10, 2013 to Agreement and Plan of Merger, dated as of October 11, 2012, among Ecolab Inc., OFC Technologies Corp. and Permian Mud Services, Inc.	Incorporated by reference to Exhibit (2.5) of our Form 8-K dated April 10, 2013. (File No. 001-9328)
(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated as of January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K dated January 2, 2013. (File No. 001-9328)
(3.2)	By-Laws, as amended through December 3, 2015.	Incorporated by reference to Exhibit (3.1) of our Form 8-K dated December 3, 2015. (File No. 001-9328)
(4.1)	Common Stock.	See Exhibits (3.1) and (3.2)
(4.2)	Form of Common Stock Certificate effective January 2, 2013.	Incorporated by reference to Exhibit (4.2) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)
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

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 5, 2011. (File No. 001-9328)
(4.5)	Forms of 4.350% Notes due 2021 and 5.500% Notes due 2041.	Included in Exhibit (4.4) above.
(4.6)

Fourth Supplemental Indenture, dated as of December 13, 2012, between The Company, Wells Fargo Bank National Association, as Trustee and The Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, National Association and Bank One, National Association as original trustee

Incorporated by reference to Exhibit (4.2) of our Form 8-K dated December 13, 2012. (File No. 001-9328)
(4.7)	Form of 1.450% Note due December 8, 2017.	Included in Exhibit (4.6) above.

Exhibit No.	Document	Method of Filing
(4.8)	Indenture, dated as of January 12, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K dated January 15, 2015. (File No. 001-9328)
(4.9)	First Supplemental Indenture, dated as of January 15, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K dated January 15, 2015. (File No. 001-9328)
(4.10)	Forms of 1.550% Notes due 2018 and 2.250% Notes due 2020.	Included in Exhibit (4.9) above.
(4.11)

Second Supplemental Indenture, dated July 8, 2015, by and among Ecolab Inc., Wells Fargo Bank, National Association, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar.

Incorporated by reference to Exhibit 4.2 of our Form 8-K dated July 8, 2015. (File No. 001-9328)
(4.12)	Form of 2.625% Euro Notes due 2025.	Included in Exhibit (4.11) above.
(4.13)	Third Supplemental Indenture, dated January 14, 2016, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated January 11, 2016. (File No. 001-9328)
(4.14)	Forms of 2.000% Notes due 2019 and 3.250% Notes due 2023.	Included in Exhibit (4.13) above.
(4.15)	Fourth Supplemental Indenture, dated October 18, 2016, between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated October 13, 2016. (File No. 001-9328)
(4.16)	Forms of 2.700% Notes due 2026 and 3.700% Notes due 2046.	Included in Exhibit 4.15 above.
(4.17)

Fifth Supplemental Indenture, dated December 8, 2016, by and among the Company, Wells Fargo Bank, National Association, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar.

Incorporated by reference to Exhibit 4.2 of our Form 8-K dated December 1, 2016. (File No. 001-9328)
(4.18)	Form of 1.000% Euro Notes due 2024.	Included in Exhibit 4.17 above.

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

Incorporated by reference to Exhibit (10.1) of our Form 8-K dated December 3, 2014. (File No. 001-9328)
(10.2)	Note Purchase Agreement dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated October 27, 2011. (File No. 001-9328)
(10.3)	Documents comprising global Commercial Paper Programs.
(i) U.S. $2,000,000,000 Euro-Commercial Paper Programme.
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

Incorporated by reference to Exhibit 10.1(a) of our Form 8-K dated September 21, 2016. (File No. 001-9328)

Exhibit No.	Document		Method of Filing
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

Incorporated by reference to Exhibit 10.1(c) of our Form 8-K dated September 21, 2016. (File No. 001-9328)
		(d) Deed of Guarantee made on 21 September 2016 by Ecolab Inc.	Incorporated by reference to Exhibit 10.1(d) of our Form 8-K dated September 21, 2016. (File No. 001-9328)
	(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.
(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program dated as of September 22, 2014.  The dealers for the program are Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated,  Mizuho Securities USA Inc., and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)
		(b) Commercial Issuing and Paying Agency Agreement dated as of September 22, 2014 between Ecolab Inc. and Deutsche Bank Trust Company Americas as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)
		(c) Corporate Commercial Paper – Master Note dated September 22, 2014, together with annex thereto.	Incorporated by reference to Exhibit (10.1)(c) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)
(10.4)	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)
	(ii)	Declaration of Amendment dated May 5, 2016 to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated effective August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016. (File No. 001-9328)
	(iii)	Master Agreement Relating to Options (as in effect through May 7, 2004)	Incorporated by reference to Exhibit (10)D(i) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)
	(iv)	Master Agreement Relating to Periodic Options, as amended effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)
	(v)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended effective May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

Exhibit No.	Document		Method of Filing
(10.5)	(i)	Note Purchase Agreement, dated as of July 26, 2006 by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K dated July 26, 2006. (File No. 001-9328)
	(ii)	First Amendment to Note Purchase Agreement dated July 26, 2006, dated as of October 27, 2011, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K dated October 27, 2011. (File No. 001-9328)
(10.6)	Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.		Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)
(10.7)	(i)	Ecolab Executive Death Benefits Plan, as amended and restated effective March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.14) hereof. (File No. 001-9328)
	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)
	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)
	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated December 13, 2005. (File No. 001-9328)
	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)
	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)
(10.8)	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated effective January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. (File No. 001-9328). See also Exhibit (10.14) hereof.
	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015. (File No. 001-9328)
(10.9)	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated effective as of January 1, 2014.	Incorporated by reference to Exhibit 10.11 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328). See also Exhibit (10.14) hereof.
	(ii)	Amendment No. 1 to the Ecolab Supplemental Executive Retirement Plan, effective May 6, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)
(10.10)	Ecolab Mirror Savings Plan, as amended and restated effective as of January 1, 2014.		Incorporated by reference to Exhibit 10.12 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328) See also Exhibit (10.14) hereof.
(10.11)	Ecolab Mirror Pension Plan, as amended and restated effective as of January 1, 2014.		Incorporated by reference to Exhibit 10.13 of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328). See also Exhibit (10.14) hereof.

Exhibit No.	Document		Method of Filing
(10.12)	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans (Amended and Restated effective as of January 1, 2011).	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)
	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans effective as of January 1, 2013.	Incorporated by reference to Exhibit (10.14)(II) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)
(10.13)	Ecolab Inc. Management Performance Incentive Plan, as amended and restated on February 27, 2014.		Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 9, 2014. (File No. 001-9328)
(10.14)	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated effective February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K dated February 26, 2010. (File No. 001-9328)
	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy (as Amended and Restated effective as of February 26, 2010).	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)
(10.15)	Description of Ecolab Management Incentive Plan.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)
(10.16)	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated effective May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K dated May 2, 2013. (File No. 001-9328)
	(ii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)B of our Form 8-K dated May 6, 2010. (File No. 001-9328)
	(iii)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)C of our Form 8-K dated May 6, 2010. (File No. 001-9328)
	(iv)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)D of our Form 8-K dated May 6, 2010. (File No. 001-9328)
	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan.	Incorporated by reference to Exhibit (10)A of our Form 10-Q for the quarter ended September 30, 2010. (File No. 001-9328)
	(vi)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive as adopted December 2, 2015.	Incorporated by reference to Exhibit (10.17(vi)) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)
	(vii)	Sample form of Performance-Based Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, as adopted December 7, 2016.	Filed herewith electronically.
(10.17)	Policy on Reimbursement of Incentive Payments adopted December 4, 2008.		Incorporated by reference to Exhibit (10)W of our Form 10-K Annual Report for the year ended December 31, 2008. (File No. 001-9328)
(10.18)	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan.		Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)
(10.19)	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.		Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

Exhibit No.	Document	Method of Filing
(10.20)	Sublease Agreement, dated as of November 4, 2003 between Leo Holding Company, as sub-landlord and Ondeo Nalco Company, as subtenant.	Incorporated by reference from Exhibit (10.6) of the Registration Statement on Form S-4 of Nalco Company filed on May 17, 2004. (File No. 333-115560)
(14.1)	Ecolab Code of Conduct, as amended November 26, 2012.	Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)
(21.1)	List of Subsidiaries.	Filed herewith electronically.
(23.1)	Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.
(24.1)	Powers of Attorney.	Filed herewith electronically.
(31.1)	Rule 13a-14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a-14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.1)	Interactive Data File.	Filed herewith electronically.