Form 10-Q
period 2017-03-31
ECOLAB INC.
filed 2017-05-04
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2017.

290,045,399 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2017	2016

Net sales	$ 3,161.6	$ 3,097.4
Operating expenses
Cost of sales (including special charges of $1.5 in 2017)	1,691.5	1,631.4
Selling, general and administrative expenses	1,090.6	1,088.2
Special (gains) and charges	6.2	6.3
Operating income	373.3	371.5
Interest expense, net	62.5	66.1
Income before income taxes	310.8	305.4
Provision for income taxes	54.0	73.4
Net income including noncontrolling interest	256.8	232.0
Net income attributable to noncontrolling interest	3.3	1.2
Net income attributable to Ecolab	$ 253.5	$ 230.8

Earnings attributable to Ecolab per common share
Basic	$ 0.87	$ 0.78
Diluted	$ 0.86	$ 0.77

Dividends declared per common share	$ 0.370	$ 0.350

Weighted-average common shares outstanding
Basic	290.6	294.4
Diluted	295.0	298.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	First Quarter Ended
	March 31
(millions)	2017	2016

Net income including noncontrolling interest	$ 256.8	$ 232.0

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	81.2	(96.3)
Gain (loss) on net investment hedges	2.8	(15.0)
	84.0	(111.3)

Derivatives and hedging instruments	(9.2)	(10.5)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	3.3	5.6
	3.3	5.6

Subtotal	78.1	(116.2)

Total comprehensive income, including noncontrolling interest	334.9	115.8
Comprehensive income attributable to noncontrolling interest	4.5	4.6
Comprehensive income attributable to Ecolab	$ 330.4	$ 111.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions, except shares and per share amounts)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$ 212.1	$ 327.4
Accounts receivable, net	2,358.0	2,341.2
Inventories	1,428.3	1,319.4
Other current assets	308.9	291.4
Total current assets	4,307.3	4,279.4
Property, plant and equipment, net	3,424.9	3,365.0
Goodwill	6,947.8	6,383.0
Other intangible assets, net	4,086.0	3,817.8
Other assets	457.0	485.0
Total assets	$ 19,223.0	$ 18,330.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 1,699.4	$ 541.3
Accounts payable	1,039.3	983.2
Compensation and benefits	463.4	516.3
Income taxes	95.2	87.4
Other current liabilities	908.0	891.2
Total current liabilities	4,205.3	3,019.4
Long-term debt	5,841.6	6,145.7
Postretirement health care and pension benefits	1,014.4	1,019.2
Deferred income taxes	1,076.2	970.2
Other liabilities	207.0	204.8
Total liabilities	12,344.5	11,359.3

Equity (a)
Common stock	353.5	352.6
Additional paid-in capital	5,284.3	5,270.8
Retained earnings	7,123.1	6,975.0
Accumulated other comprehensive loss	(1,636.1)	(1,712.9)
Treasury stock	(4,315.4)	(3,984.4)
Total Ecolab shareholders’ equity	6,809.4	6,901.1
Noncontrolling interest	69.1	69.8
Total equity	6,878.5	6,970.9
Total liabilities and equity	$ 19,223.0	$ 18,330.2

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 290.0 million shares outstanding at March 31, 2017 and 291.8 million shares outstanding at December 31, 2016. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2017	2016

OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 256.8	$ 232.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	142.2	139.6
Amortization	73.8	72.6
Deferred income taxes	3.2	41.1
Share-based compensation expense	30.9	29.1
Excess tax benefits from share-based payment arrangements	-	(6.7)
Pension and postretirement plan contributions	(23.0)	(24.0)
Pension and postretirement plan expense	8.8	14.2
Restructuring charges, net of cash paid	(6.2)	(13.7)
Other, net	4.7	7.5
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	76.3	113.3
Inventories	(67.5)	(1.2)
Other assets	(13.7)	(5.4)
Accounts payable	12.9	(58.2)
Other liabilities	(73.5)	(67.7)
Cash provided by operating activities	425.7	472.5

INVESTING ACTIVITIES
Capital expenditures	(152.0)	(140.1)
Capitalized software expenditures	(15.5)	(8.6)
Property and other assets sold	0.5	7.3
Acquisitions and investments in affiliates, net of cash acquired	(826.6)	(9.5)
Deposit into acquisition related escrow	(1.7)	-
Restricted cash activity	53.8	-
Cash used for investing activities	(941.5)	(150.9)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	858.8	(329.6)
Long-term debt borrowings	-	794.1
Long-term debt repayments	(0.4)	(125.7)
Reacquired shares	(374.5)	(389.9)
Dividends paid	(113.2)	(108.0)
Exercise of employee stock options	25.7	9.3
Excess tax benefits from share-based payment arrangements	-	6.7
Acquisition related liabilities and contingent consideration	-	(2.3)
Other, net	(0.9)	-
Cash provided by (used for) financing activities	395.5	(145.4)

Effect of exchange rate changes on cash and cash equivalents	5.0	(0.5)

Increase (decrease) in cash and cash equivalents	(115.3)	175.7
Cash and cash equivalents, beginning of period	327.4	92.8
Cash and cash equivalents, end of period	$ 212.1	$ 268.5

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2017 and 2016 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2016 was derived from the audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

During the first quarter of 2017, the Company adopted the accounting guidance issued in March 2016 that amends certain aspects of share-based compensation for employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classifications on the Consolidated Statement of Cash Flows. Under the new guidance, all excess tax benefits or deficiencies are to be recognized prospectively as discrete income tax items on the Consolidated Statement of Income, while previous guidance required realized excess tax benefits or deficiencies to be recognized in additional paid-in capital. The Company recorded $16.0 million of tax benefits associated with excess tax benefits during the first quarter of 2017. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Adoption of the accounting standard also eliminated the requirement that excess tax benefits be realized before they can be recognized, and as a result, the Company recorded a $1.9 million cumulative-effect adjustment for previously unrecognized excess tax benefits.

The Company’s adoption also resulted in associated excess tax benefits being classified as operating activity in the statement of cash flows prospectively beginning January 1, 2017 with no changes to the prior year. Based on the adoption methodology applied, employee taxes paid remain classified as a financing activity on the statement of cash flows, and the statement of cash flows classification of prior periods has not changed.  With regards to forfeitures, the new guidance allows companies either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The Company has elected to continue to estimate the number of awards that will be forfeited based on an estimate of the number of outstanding awards expected to vest.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2017 and 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 4, 2017 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2017	2016
Cost of sales
Inventory fair value step-up	$ 1.5	$ -

Special (gains) and charges
Restructuring activities	(0.3)	3.0
Acquisition and integration costs	6.3	2.3
Other	0.2	1.0
Subtotal	6.2	6.3

Total special (gains) and charges	$ 7.7	$ 6.3

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Inventory fair value step-up

The recognition of fair value step-up in Laboratoires Anios (“Anios”) inventory, which is maintained on a FIFO basis, of $1.5 million ($1.1 million after tax) is recorded in cost of sales on the Consolidated Statement of Income. Further information related to the Anios acquisition is included in Note 3.

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

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet. During the first quarter of 2017, restructuring gains and charges were minimal. During the first quarter of 2016, net restructuring charges were $3.0 million ($1.7 million after tax). The restructuring liability balance was $33.6 million and $39.6 million as of March 31, 2017 and December 31, 2016, respectively. The reduction in liability was driven primarily by severance and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

The Company’s acquisition and integration costs include $6.3 million ($4.2 million after tax) and $2.3 million ($1.4 million after tax) of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher Hygiene Inc. (“Swisher”) acquisitions during the first quarter of 2017 and 2016, respectively. Further information related to the Company’s acquisitions is included in Note 3.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes acquisitions that align with strategic business objectives. The assets and liabilities of the acquired entities have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet and results of the Company from the date of acquisition. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first three months of 2017 and 2016 were not material to the Company’s consolidated financial statements; therefore pro forma financial information is not presented.

Anios Acquisition

On February 1, 2017, the Company acquired Anios for total consideration of $798.5 million in cash, including satisfaction of outstanding debt. Anios is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions the Company is able to offer while also providing a complementary geographic footprint within the healthcare market. With pre-acquisition annual sales of approximately $245 million, the acquired business became part of the Company’s Global Institutional reportable segment during the first quarter of 2017. During 2016, the Company deposited €50 million in an escrow account that was released back to the Company upon closing of the transaction in February 2017. As shown within Note 4, this was recorded as restricted cash within Other Assets on the Consolidated Balance Sheet as of December 31, 2016.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected in the Consolidated Statement of Income. A total of $6.0 million ($4.2 million after tax) of charges were incurred during the first quarter of 2017, of which $1.5 million ($1.1 million after tax) were included in cost of sales and are related to recognition of fair value step-up in Anios inventory, which is maintained on a FIFO basis.

The Anios acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that most assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change. Amounts for certain deferred tax assets and liabilities, environmental reserves, certain tangible and intangible assets, income tax uncertainties, and goodwill remain subject to change, as information necessary to complete the analysis is obtained. The Company expects to finalize these by the filing of the 2017 Form 10-K.

The following table summarizes the preliminary value of Anios assets acquired and liabilities assumed as of the acquisition date.

(millions)
Tangible assets	$ 142.7
Identifiable intangible assets:
Customer relationships	250.9
Trademarks	49.5
Other technology	15.1
Total assets acquired	458.2

Total liabilities assumed	190.1

Goodwill	530.4
Total consideration transferred	798.5

Long-term debt repaid upon close	193.0
Net consideration transferred to sellers	$ 605.5

Net tangible assets are primarily comprised of accounts receivable of $66.2 million, property, plant and equipment of $25.6 million and inventory of $29.7 million.

The customer relationships, trademarks, and other technology are being amortized over weighted average lives of 18, 11, and 12 years, respectively.

Goodwill of $530.4 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s healthcare portfolio. All of the goodwill was assigned to the Healthcare operating segment within the Global Institutional reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other Acquisitions

During the first quarter of 2017, the Company paid $28 million for acquisitions, of which $18 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

During the first quarter of 2016, the Company paid $12 million for acquisitions, of which $2.5 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 5 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

Dispositions

There were no business dispositions during the first quarter of 2017 or 2016.

4. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2017	2016
Accounts receivable, net
Accounts receivable	$ 2,428.7	$ 2,408.8
Allowance for doubtful accounts	(70.7)	(67.6)
Total	$ 2,358.0	$ 2,341.2

Inventories
Finished goods	$ 956.6	$ 860.0
Raw materials and parts	425.4	408.4
Inventories at FIFO cost	1,382.0	1,268.4
FIFO cost to LIFO cost difference	46.3	51.0
Total	$ 1,428.3	$ 1,319.4

Other current assets
Prepaid assets	$ 124.3	$ 98.3
Taxes receivable	98.8	105.0
Derivative assets	37.2	46.3
Other	48.6	41.8
Total	$ 308.9	$ 291.4

Property, plant and equipment, net
Land	$ 215.1	$ 211.0
Buildings and leasehold improvements	1,133.5	1,121.2
Machinery and equipment	2,112.5	2,035.8
Merchandising and customer equipment	2,256.6	2,199.4
Capitalized software	554.9	531.1
Construction in progress	347.0	344.1
	6,619.6	6,442.6
Accumulated depreciation	(3,194.7)	(3,077.6)
Total	$ 3,424.9	$ 3,365.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,483.1	$ 3,206.1
Trademarks	353.8	303.3
Patents	450.8	446.5
Other technology	225.8	210.5
	4,513.5	4,166.4
Accumulated amortization
Customer relationships	(1,208.3)	(1,148.2)
Trademarks	(131.0)	(125.2)
Patents	(164.5)	(157.3)
Other technology	(153.7)	(147.9)
	(1,657.5)	(1,578.6)
Net intangible assets subject to amortization	2,856.0	2,587.8
Total	$ 4,086.0	$ 3,817.8

Other assets
Deferred income taxes	$ 102.5	$ 92.3
Pension	29.4	27.2
Derivative assets	36.6	21.5
Restricted cash	-	53.0
Other	288.5	291.0
Total	$ 457.0	$ 485.0

	March 31	December 31
(millions)	2017	2016
Other current liabilities
Discounts and rebates	$ 294.3	$ 275.2
Dividends payable	107.3	108.0
Interest payable	73.1	37.3
Taxes payable, other than income	94.5	103.7
Derivative liabilities	25.7	24.6
Restructuring	27.8	30.5
Other	285.3	311.9
Total	$ 908.0	$ 891.2

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$ (17.7)	$ (8.5)
Unrecognized pension and postretirement benefit expense, net of tax	(508.2)	(511.4)
Cumulative translation, net of tax	(1,110.2)	(1,193.0)
Total	$ (1,636.1)	$ (1,712.9)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2017 and December 31, 2016.

	March 31	December 31
(millions)	2017	2016
Short-term debt
Commercial paper	$ 874.6	$ -
Notes payable	15.5	29.9
Long-term debt, current maturities	809.3	511.4
Total	$ 1,699.4	$ 541.3

Line of Credit

As of March 31, 2017, the Company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2017 or December 31, 2016.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its U.S. commercial paper program and its Euro commercial paper program may not exceed $2.0 billion.

As of the end of the first quarter of 2017, the Company had $662.7 million and $211.9 million (€200 million) of commercial paper outstanding under its U.S. and Euro programs, respectively. As of December 31, 2016, the Company had no commercial paper outstanding under either programs.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2017 and December 31, 2016.

	Maturity	March 31	December 31
(millions)	by Year	2017	2016
Long-term debt
Public notes (2017 principal amount)
Five year 2012 senior notes ($500 million)	2017	$ 498.7	$ 498.9
Three year 2015 senior notes ($300 million)	2018	298.8	298.9
Three year 2016 senior notes ($400 million)	2019	395.6	395.9
Five year 2015 senior notes ($300 million)	2020	298.7	298.6
Ten year 2011 senior notes ($1.25 billion)	2021	1,245.0	1,244.8
Seven year 2016 senior notes ($400 million)	2023	397.2	397.0
Seven year 2016 senior notes (€575 million)	2024	600.7	608.4
Ten year 2015 senior notes (€575 million)	2025	603.9	604.3
Ten year 2016 senior notes ($750 million)	2026	742.3	742.1
Thirty year 2011 senior notes ($750 million)	2041	738.8	738.7
Thirty year 2016 senior notes ($250 million)	2046	245.9	245.9
Private notes (2017 principal amount)
Series A private placement senior notes ($250 million)	2018	248.5	248.9
Series B private placement senior notes ($250 million)	2023	249.2	249.2
Capital lease obligations		5.2	5.2
Other		82.4	80.3
Total debt		6,650.9	6,657.1
Long-term debt, current maturities		(809.3)	(511.4)
Total long-term debt		$ 5,841.6	$ 6,145.7

Public Notes

The Company’s public notes may be redeemed by the Company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the public notes below investment grade rating, within a specified time period, the Company would be required to offer to repurchase the public notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The public notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all other senior and unsubordinated indebtedness of the Company.

Private Notes

The Company’s private notes may be redeemed by the Company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of specified changes of control involving the Company, the Company would be required to offer to repurchase the private notes at a price equal to 100% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. Additionally, the Company would be required to make a similar offer to repurchase the private notes upon the occurrence of specified merger events or asset sales involving the Company, when accompanied by a downgrade of the private notes below investment grade rating, within a specified time period. The private notes are unsecured senior obligations of the Company and rank equal in right of payment with all other senior indebtedness of the Company. The private notes shall be unconditionally guaranteed by subsidiaries of the Company in certain circumstances, as described in the note purchase agreement as amended.

Covenants

The Company is in compliance with its debt covenants as of March 31, 2017.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2017 and 2016 were as follows:

	First Quarter Ended
	March 31
(millions)	2017	2016
Interest expense	$ 66.6	$ 68.9
Interest income	(4.1)	(2.8)
Interest expense, net	$ 62.5	$ 66.1

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

The Company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current and expected performance of the Company’s reporting units, updating the impairment testing during the first quarter of 2017 was not deemed necessary. There has been no impairment of goodwill since the adoption of Financial Accounting Standards Board (“FASB”) guidance for goodwill and other intangibles on January 1, 2002.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the three months ended March 31, 2017 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2016	$ 2,522.3	$ 653.4	$ 3,093.6	$ 113.7	$ 6,383.0
Reclassifications (a)	62.7	(62.7)	-	-	-
December 31, 2016 revised	$ 2,585.0	$ 590.7	$ 3,093.6	$ 113.7	$ 6,383.0
Current year business combinations (b)	4.2	530.4	-	-	534.6
Prior year business combinations (c)	-	-	0.3	-	0.3
Effect of foreign currency translation	11.2	4.8	13.4	0.5	29.9
March 31, 2017	$ 2,600.4	$ 1,125.9	$ 3,107.3	$ 114.2	$ 6,947.8

(a)

Relates to establishment of the Life Sciences reporting unit, and goodwill being allocated to Life Sciences based on fair value allocation of goodwill. The Life Sciences reporting unit is included in the Industrial reportable segment and is comprised of operations previously recorded in the Food & Beverage and Healthcare reporting units, which are aggregated and reported in the Global Industrial and Global Institutional reportable segments, respectively. See Note 14 for further information.

(b)	Represents goodwill associated with current year acquisitions. Of the goodwill acquired, the Company expects $4.2 of the goodwill related to businesses acquired to be tax deductible.
(c)	Represents purchase price allocation adjustments for 2016 acquisitions deemed preliminary as of December 31, 2016.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter.  Based on the ongoing performance of the Company’s reporting units associated with the trade name, updating the impairment testing during the first quarter of 2017 was not deemed necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter ended March 31, 2017 and 2016 was $73.8 million and $72.6 million, respectively. Estimated amortization of intangible assets for the remaining nine month period of 2017 related to other amortizable intangible assets is expected to be approximately $233 million.

7. FAIR VALUE MEASUREMENTS

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable, commercial paper, notes payable, foreign currency forward contracts, interest rate swap agreements and long-term debt.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	2017
March 31, (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	91.3	-	91.3	-
Liabilities
Foreign currency forward contracts	38.0	-	38.0	-
Interest rate swap agreements	5.2	-	5.2	-

	2016
December 31, (millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	93.4	-	93.4	-

Liabilities
Foreign currency forward contracts	46.7	-	46.7	-
Interest rate swap agreements	3.5	-	3.5	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments classified as level 2. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31		December 31
(millions)	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,650.9	$ 7,007.1	$ 6,657.1	$ 6,963.9

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

The Company is exposed to credit risk in the event of nonperformance of counterparties for foreign currency forward exchange contracts and interest rate swap agreements. The Company monitors its exposure to credit risk by using credit approvals and credit limits and by selecting major global banks and financial institutions as counterparties. The Company does not anticipate nonperformance by any of these counterparties, and therefore, recording a valuation allowance against the Company’s derivative balance is not considered necessary.

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments
Foreign currency forward contracts	$ 66.6	$ 73.4	$ 20.3	$ 19.8
Interest rate swap agreements	-	-	5.2	3.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	24.7	20.0	17.7	26.9
Gross value of derivatives	91.3	93.4	43.2	50.2

Gross amounts offset in the Consolidated Balance Sheet	(17.5)	(25.7)	(17.5)	(25.7)
Net value of derivatives	$ 73.8	$ 67.7	$ 25.7	$ 24.5

The following table summarizes the notional values of the Company’s outstanding derivatives.

Notional Values
	March 31	December 31
(millions)	2017	2016

Foreign currency forward contracts	$ 5,261	$ 4,317
Interest rate agreements	$ 1,450	$ 1,450

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next two years.

The Company occasionally enters into treasury lock and forward starting interest rate swap agreements to manage interest rate exposure. During 2016, 2015, and 2014 the Company entered into and subsequently closed a series of treasury lock and forward starting interest rate swap agreements, in conjunction with its public debt issuances. The agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated future debt issuances. Amounts recorded in AOCI are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)		2017	2016
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$ (15.4)	$ (3.7)
Interest rate swap agreements	AOCI (equity)	-	(8.3)
	Total	(15.4)	(12.0)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	(2.5)	12.7
	SG&A	0.6	(10.6)
	Interest expense, net	1.4	1.5
	Subtotal	(0.5)	3.6

Interest rate swap agreements	Interest expense, net	(1.8)	(1.6)
	Total	$ (2.3)	$ 2.0

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first three months of 2017 and 2016.

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

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed interest rate to a floating interest rate. In January 2015, the Company entered into interest rate swap agreements that converted its $300 million 1.55% debt and its $250 million 3.69% debt from fixed interest rates to floating interest rates. In May 2014, the Company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate.

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		First Quarter Ended
		March 31
(millions)		2017	2016

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$ (1.7)	$ 10.7

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$ 1.7	$ (10.7)

Net Investment Hedges

The Company designates its outstanding €1,150 million (total of $1,218 million at the end of the first quarter of 2017) senior notes (“euronotes”) and €200 million ($212 million at the end of the first quarter of 2017) Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries.

The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account and were as follows:

	First Quarter Ended
	March 31
(millions)	2017	2016
Revaluation gains (losses), net of tax	$ 2.8	$ (15.0)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)		2017	2016
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ 7.0	$ (32.6)
	Interest expense, net	0.1	(0.5)
	Total	$ 7.1	$ (33.1)

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

	First Quarter Ended
	March 31
(millions)	2017	2016
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (15.4)	$ (12.0)
(Gains) losses reclassified from AOCI into income
Cost of sales	2.5	(12.7)
SG&A	(0.6)	10.6
Interest expense, net	0.4	0.1
	2.3	(2.0)
Other activity	0.1	0.8
Tax impact	3.8	2.7
Net of tax	$ (9.2)	$ (10.5)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	11.0	10.9
Prior service costs	(6.1)	(2.0)
	4.9	8.9
Tax impact	(1.6)	(3.3)
Net of tax	$ 3.3	$ 5.6

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2017	2016
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$ 1.6	$ (1.8)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$ 3.3	$ 5.6

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2017, 14,222,229 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Accelerated Stock Repurchase (“ASR”) Agreements

In February 2017, the Company entered into an ASR agreement to repurchase $300 million of its common stock for the period through the second quarter of 2017 and received 2,077,224 shares of its common stock, which was approximately 85% of the total number of shares the Company expected to be repurchased under the ASR, based on the price of the Company’s common stock at that time.

The final per share purchase price and the total number of shares to be repurchased under the February 2017 ASR agreement generally will be based on the volume-weighted average price of the Company’s common stock during the term of the agreement. Upon final settlement of the February 2017 ASR agreement, under certain circumstances, the financial institution will be obligated to deliver additional shares to the Company or the Company will be obligated to deliver additional shares of common stock or make a cash payment, at the Company’s election, to the financial institution.

In February 2016, the Company entered into an ASR agreement to repurchase $300 million of its common stock and received 2,459,490 shares of its common stock, which was approximately 85% of the total number of shares the Company expected to be repurchased under the ASR, based on the price of the Company’s common stock at that time. Upon final settlement of the ASR agreement in May 2016, the Company received an additional 232,012 shares of common stock.

All shares acquired under the ASR agreements were recorded as treasury stock.

During their respective open periods in 2017 and 2016, neither of the ASRs was dilutive to the Company’s earnings per share calculations, nor did they trigger the two-class earnings per share methodology. Additionally, the unsettled portion of ASRs during their respective open periods met the criteria to be accounted for as a forward contract indexed to the Company’s stock and qualified as equity transactions.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the Company’s common stock outstanding used to calculate earnings per share, the impact of which was not material.

Share Repurchases

During the first three months of 2017, the Company reacquired 2,698,082 shares of its common stock, of which 2,550,297 related to share repurchases through open market or private purchases, including the February 2017 ASR discussed above, and 147,785 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2016, the Company reacquired 6,403,198 shares of its common stock, of which 6,126,033 related to share repurchases through open market or private purchases, including the February 2016 ASR discussed above, and 357,165 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2017	2016

Net income attributable to Ecolab	$ 253.5	$ 230.8

Weighted-average common shares outstanding
Basic	290.6	294.4
Effect of dilutive stock options and units	4.4	3.9
Diluted	295.0	298.3

Basic EPS	$ 0.87	$ 0.78
Diluted EPS	$ 0.86	$ 0.77

Anti-dilutive securities excluded from the computation of EPS	3.6	3.6

The Company’s diluted EPS for the first quarter of 2017 was impacted by the adoption of the new accounting guidance issued in March 2016 that amends the calculation of diluted EPS for share-based payments to exclude excess tax benefits or deficiencies from assumed proceeds during application of the treasury stock method.

12. INCOME TAXES

The Company’s tax rate was 17.4% and 24.0% for the first quarter of 2017 and 2016, respectively. The change in the Company’s tax rate for the first quarter 2017 compared to first quarter of 2016 was primarily driven by the recognition of $16.0 million of excess tax benefits beginning in 2017, related to employee share-based payments (resulting from the adoption of a new accounting standard as discussed in Note 1) and, to a lesser extent, global tax planning strategies.

The Company recognized net benefits related to discrete tax items of $22.8 million and $4.8 million during the first quarter of 2017 and 2016, respectively.

First quarter 2017 net benefits related to discrete tax items were driven primarily by the $16.0 million of share-based compensation excess tax benefits noted above. The remaining $6.8 million discrete tax benefits were primarily related to the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31, 2017 and 2016 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2017	2016	2017	2016	2017	2016
Service cost	$ 17.5	$ 16.8	$ 7.5	$ 6.9	$ 0.7	$ 0.8
Interest cost on benefit obligation	20.9	20.4	6.9	8.0	1.5	2.0
Expected return on plan assets	(37.4)	(35.9)	(13.6)	(13.5)	(0.1)	(0.2)
Recognition of net actuarial (gain) loss	7.2	7.7	4.4	3.6	(0.6)	(0.4)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(4.2)	(0.1)
Total expense	$ 6.5	$ 7.3	$ 5.0	$ 4.8	$ (2.7)	$ 2.1

As of March 31, 2017, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first quarter of 2017, the Company made payments of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates that it will make payments of approximately an additional $5 million to such plans during the remainder of 2017.

The Company contributed $17 million to its international pension benefit plans during the first three months of 2017. The Company estimates that it will contribute approximately an additional $25 million to such plans during the remainder of 2017.

During the first three months of 2017, the Company made payments of $4 million to its U.S. postretirement health care benefit plans and estimates that it will make payments of approximately an additional $12 million to such plans during the remainder of 2017.

The Company’s U.S. postretirement health care costs decreased in the first quarter 2017 relative to the costs incurred in the comparable period of the prior year, as a result of moving the U.S. postretirement healthcare plans to a Retiree Exchange approach for post-65 retiree medical coverage beginning in 2018 and the merger of Nalco U.S. postretirement health care plan with the Ecolab U.S. postretirement plan.

14. OPERATING SEGMENTS

The Company’s organizational structure consists of global business unit and global regional leadership teams. The Company’s operating segments follow its commercial and product-based activities and are based on engagement in business activities, availability of discrete financial information and review of operating results by the Chief Operating Decision Maker at the identified operating segment level.

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional and Global Energy. The Company’s operating segments that do not meet the quantitative criteria to be separately reported have been combined into the Other segment. The Company provides similar information for the Other segment as the Company considers the information regarding its underlying operating segments as useful in understanding its consolidated results.

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2017.

Effective in the first quarter of 2017, the Company established the Life Sciences operating segment, to align with the strategy for growth in the pharmaceutical and personal care manufacturing operations, Life Sciences is comprised of operations previously recorded in the Food & Beverage and Healthcare operating segments and has been aggregated into the Global Industrial reportable segment.  The Company also made immaterial changes to its reportable segments, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" column of the table below.

The impact of the preceding changes on previously reported full year 2016 reportable segment net sales and operating income is summarized as follows:

	December 31, 2016
		Fixed
	Values at	Currency	Segment	Values at
(millions)	2016 Rates	Rate Change	Change	2017 Rates
Net Sales
Global Industrial	$ 4,617.1	$ 6.9	$ 63.2	$ 4,687.2
Global Institutional	4,495.6	7.7	(63.2)	4,440.1
Global Energy	3,035.8	40.0	-	3,075.8
Other	806.5	(4.8)	-	801.7
Subtotal at fixed currency rates	12,955.0	49.8	-	13,004.8
Effect of foreign currency translation	197.8	(49.8)	-	148.0
Consolidated reported GAAP net sales	$ 13,152.8	$ -	$ -	$ 13,152.8

Operating Income
Global Industrial	$ 703.0	$ (0.9)	$ 17.9	$ 720.0
Global Institutional	966.7	3.0	(19.2)	950.5
Global Energy	337.1	7.9	1.7	346.7
Other	148.1	(2.5)	(0.4)	145.2
Corporate	(272.1)	(0.5)	-	(272.6)
Subtotal at fixed currency rates	1,882.8	7.0	-	1,889.8
Effect of foreign currency translation	32.2	(7.0)	-	25.2
Consolidated reported GAAP operating income	$ 1,915.0	$ -	$ -	$ 1,915.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	First Quarter Ended
	March 31
(millions)	2017	2016
Net Sales
Global Industrial	$ 1,128.6	$ 1,095.5
Global Institutional	1,078.1	1,037.4
Global Energy	757.0	771.6
Other	196.8	186.7
Subtotal at fixed currency rates	3,160.5	3,091.2
Effect of foreign currency translation	1.1	6.2
Consolidated reported GAAP net sales	$ 3,161.6	$ 3,097.4

Operating Income
Global Industrial	$ 127.0	$ 131.5
Global Institutional	192.1	192.7
Global Energy	73.0	62.6
Other	29.9	29.6
Corporate	(49.4)	(48.1)
Subtotal at fixed currency rates	372.6	368.3
Effect of foreign currency translation	0.7	3.2
Consolidated reported GAAP operating income	$ 373.3	$ 371.5

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

Litigation and Environmental Matters

The Company and certain subsidiaries are party to various lawsuits, claims and environmental actions that have arisen in the ordinary course of business. These include, from time to time, antitrust, commercial, patent infringement, product liability and wage hour lawsuits, as well as possible obligations to investigate and mitigate the effects on the environment of the disposal or release of certain chemical substances at various sites, such as Superfund sites and other operating or closed facilities. The Company has established accruals for certain lawsuits, claims and environmental matters. The Company currently believes that there is not a reasonably possible risk of material loss in excess of the amounts accrued related to these legal matters. Because litigation is inherently uncertain, and unfavorable rulings or developments could occur, there can be no certainty that the Company may not ultimately incur charges in excess of recorded liabilities. A future adverse ruling, settlement or unfavorable development could result in future charges that could have a material adverse effect on the Company’s results of operations or cash flows in the period in which they are recorded. The Company currently believes that such future charges related to suits and legal claims, if any, would not have a material adverse effect on the Company’s consolidated financial position.

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 40 locations, excluding recently acquired Anios locations that are currently under review. The majority of these locations are in the U.S. Environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities.

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

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill and 21 complaints filed by individuals.  Those complaints were consolidated in MDL 2179.  The complaints generally allege, among other things, strict liability and negligence relating to the use of our Corexit dispersant in connection with the Deepwater Horizon oil spill.

Pursuant to orders issued by the Court in MDL 2179, the claims were consolidated in several master complaints, including one naming Nalco Company and others who responded to the Gulf Oil Spill (known as the “B3 Master Complaint”). On May 18, 2012, Nalco filed a motion for summary judgment against the claims in the B3 Master Complaint, on the grounds that: (i) Plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Contingency Plan; and (ii) Nalco is entitled to derivative immunity from suit. On November 28, 2012, the Court granted Nalco’s motion and dismissed with prejudice the claims in the “B3” Master Complaint asserted against Nalco. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the “B3” Master Complaint remained pending against other defendants, the Court’s decision was not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

In December 2012 and January 2013, the MDL 2179 court issued final orders approving two settlements between BP and Plaintiffs’ Class Counsel: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Company and its related entities.

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

In May 2016, Nalco was named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill.  In April 2017, Nalco was named in two additional complaints filed by individuals seeking, among other things, business and economic loss resulting from the Deepwater Horizon oil spill.  The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These actions have been consolidated in the MDL and the Company expects they will be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

On February 22, 2017, the Court dismissed the “B3” Master Complaint and ordered that Plaintiffs who had previously filed a claim that fell within the scope of the “B3” Master Complaint and who had “opted out” of and not released their claims under the Medical Benefits Class Action Settlement either: (1) complete a sworn statement indicating, among other things, that they opted out of the Medical Benefits Class Action Settlement (to be completed by Plaintiffs who previously filed an individual complaint); or (2) file an individual lawsuit attaching the sworn statement as an exhibit, by a deadline date set by the Court. The Court will then determine which “B3” Plaintiffs are entitled to pursue their claims and the procedures for addressing those claims.

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

16. NEW ACCOUNTING PRONOUNCEMENTS

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Topic 310): Premium Amortization on Purchased Callable Debt Securities	March 2017

The ASU amendment shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

			January 1, 2019	The Company is currently evaluating the impact of adoption.

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and the Net Periodic Postretirement Benefit Cost	March 2017

Amends the requirements related to income statement presentation of the components of net periodic benefit costs. New requirements include (1) disaggregate the current-service-cost component from the other components of net benefit cost (the “other components") and present it with other current compensation costs for related employees in the income statement and (2) present the other components elsewhere in the income statement and outside of income from operations if such a subtotal is presented.

January 1, 2018

Upon adoption of the standard, the Company will record only the service cost component with compensation cost in Cost of Sales and Selling, General, and Administrative costs. The other components of net period benefit cost will be presented below operating income. The Company will adopt the standard January 1, 2018. The Company is currently evaluating the impact of adoption.

ASU 2017-05 - Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20):  Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets

February 2017

Clarifies the scope of guidance on nonfinancial asset derecognition (ASC 610-20) including the accounting for partial sales of nonfinancial assets. The ASU defines "in-substance nonfinancial asset".  Also clarifies the decrecognition of all businesses should be accounted for in accordance with derecognition and deconsolidation guidance in 810-10.

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

			January 1, 2020	The ASU must be applied on a prospective basis upon adoption. The Company is currently evaluating the impact of adoption.

ASU 2017-01--Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017	Clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The Company is currently evaluating the impact of adoption.

ASU 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash	November 2016	Clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows.	January 1, 2018	Presentation impact only related to restricted cash. The Company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018	The Company is currently evaluating the impact of adoption.

ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	August 2016	The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.	January 1, 2018	Presentation impact only related to eight specific cash flow items. The Company is currently evaluating the impact of adoption.

ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	June 2016

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

			January 1, 2020	Adoption of the standard will change how the allowance for trade and other receivables is calculated. The Company is currently evaluating the impact of adoption.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessors for those leases classified as operating leases under previous guidance.	January 1, 2019	See additional information regarding the impact of this guidance on the Company's financials at the bottom of this table in note (a).

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

(b)

The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. The Company is focusing on the identification and evaluation of performance obligations within certain contracts, as well as the classification of certain costs associated with the identified performance obligations. The Company anticipates certain costs currently classified in Selling, General, and Administrative expenses will be reclassified as Cost of Sales as they are tied to satisfaction of a performance obligation. In addition to expanded disclosures associated with the new standard, the Company is continuing to assess the impact on the consolidated financial statements. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The Company currently anticipates utilizing the full retrospective method of adoption on January 1, 2018, which is dependent upon the completion of our analysis of information necessary to restate prior period financial statements.

	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that were adopted:
ASU 2015-11 - Inventory (Topic 330): Simplifying the Measurement of Inventory	July 2015	The amendment requires entities to measure inventory under the FIFO or average cost methods at the lower of cost or net realizable value.	January 1, 2017	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-01 - Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities	January 2016

The amendment revises accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments.

			January 1, 2017	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-05 - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships	March 2016

The amendment clarifies language related to hedge accounting criteria that a change in the counterparty is not in and of itself considered a termination of the derivative or critical term of the hedging relationship.

			January 1, 2017	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-07 - Investments - Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting	March 2016

Simplifies the transition to equity method accounting for entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.

			January 1, 2017	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	March 2016	The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.	January 1, 2017	The Company included appropriate disclosures within the first quarter 2017 10-Q to adhere to this new ASU.

ASU 2017-03 - Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)	January 2017

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

			Effective Immediately	The Company included appropriate disclosure requirements within the first quarter 2017 10-Q to adhere to this new ASU.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2017, and the related consolidated statements of income and comprehensive income for the three-month periods ended March 31, 2017 and 2016 and the consolidated statement of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income and equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 4, 2017

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

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

Comparability of Reportable Segments

Effective in the first quarter of 2017, in order to align with the strategy for growth specifically in the pharmaceutical and personal care manufacturing operations, we established the Life Sciences operating segment. Life Sciences is comprised of customers and accounts that were previously included in our Food & Beverage and Healthcare operating segments, which were related to manufacturing in the following industries: pharmaceutical, animal health and medicine, biologic products, cosmetics and medical device. The Life Sciences operating segment is included in our Global Industrial reportable segment. All comparisons and discussion throughout the MD&A are based on the new operating segment structure effective in the first quarter of 2017.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude sales to our deconsolidated Venezuelan subsidiaries from both the current period and comparable period of the prior year.

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2017

Sales Performance

When comparing first quarter 2017 against first quarter 2016, sales performance was as follows:

•	Reported net sales increased 2% to $3,162 million, both fixed currency and acquisition adjusted fixed currency sales increased 2%.
•	Fixed currency sales for our Global Industrial segment increased 3% to $1,129 million, led by Paper and improving growth in Food & Beverage.
•	Fixed currency sales for our Global Institutional segment increased 4% to $1,078 million, acquisition adjusted fixed currency sales increased 3%, led by growth in Specialty and Healthcare.
•	Fixed currency sales for our Global Energy segment decreased 2% to $757 million, as growth in the downstream business was more than offset by a decline in our upstream businesses.
•	Fixed currency sales for our Other segment sales increased 5% to $197 million, driven by sales growth in Pest Elimination.

Financial Performance

When comparing first quarter 2017 against first quarter 2016, financial performance was as follows:

•

Reported operating income was flat at $373.3 million. Excluding the impact of special (gains) and charges from both 2017 and 2016 reported results, adjusted operating income increased 1% and our adjusted fixed currency operating income increased 2%. Acquisitions and divestitures had minimal impact on our adjusted fixed currency operating income growth rate.

•

Net income attributable to Ecolab increased 10% to $253.5 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, our adjusted net income attributable to Ecolab increased 2%.

•

Diluted EPS of $0.86 increased 12%. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, adjusted diluted EPS increased 4% to $0.80 in the first quarter of 2017.

•

Our reported tax rate was 17.4% during the first quarter of 2017, compared to 24.0% during the first quarter of 2016. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2017 and 2016 results, our adjusted tax rate was 24.9% and 25.7% during the first quarter of 2017 and 2016, respectively.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Reported GAAP net sales	$ 3,161.6	$ 3,097.4	2%
Effect of foreign currency translation	(1.1)	(6.2)
Non-GAAP fixed currency sales	$ 3,160.5	$ 3,091.2	2%

The percentage components of the period-over-period 2017 sales change are shown below:

First Quarter Ended
March 31
(percent)	2017
Volume	1%
Price changes	1
Acquisition adjusted fixed currency sales change	2
Acquisitions and divestitures	0
Fixed currency sales change	2
Foreign currency translation	0
Reported GAAP net sales change	2%

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2017		2016
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 1,691.5	46.5%	$ 1,631.4	47.3%
Special (gains) and charges	1.5	-	-	-
Non-GAAP adjusted COS and gross margin	$ 1,690.0	46.5%	$ 1,631.4	47.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.5% and 47.3% for the first quarter of 2017 and 2016, respectively. Special (gains) and charges within COS had a minimal impact on the adjusted gross margin in the first quarter 2017.

Our adjusted gross margin decrease when comparing the first quarter of 2017 against the first quarter of 2016 was driven primarily by higher delivered product costs, which include an unfavorable currency hedge impact when compared to the first quarter of 2016, which more than offset pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 34.5% for the first quarter of 2017 compared to 35.1% in 2016. The decreased SG&A ratio to sales across the periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	First Quarter Ended
	March 31
(millions)	2017	2016
Cost of sales
Inventory fair value step-up	$ 1.5	$ -

Special (gains) and charges
Restructuring activities	(0.3)	3.0
Acquisition and integration costs	6.3	2.3
Other	0.2	1.0
Subtotal	6.2	6.3

Total special (gains) and charges	$ 7.7	$ 6.3

Inventory fair value step-up

The recognition of fair value step-up in the Anios inventory, which is maintained on a FIFO, of $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share is recorded in cost of sales on the Consolidated Statement of Income. Further information related to the Anios acquisition is included in Note 3.

Restructuring Activities

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring gains and charges during the first quarter of 2017 were minimal. During the first quarter of 2016 our net restructuring charges were $3.0 million ($1.7 million after tax) or $0.01 per diluted share. The restructuring liability balance was $33.6 million and $39.6 million as of March 31, 2017 and December 31, 2016, respectively. The reduction in liability balance was driven primarily by severance related and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration costs include $6.3 million ($4.2 million after tax) or $0.02 per diluted share and $2.3 million ($1.4 million after tax) or less than $0.01 per diluted share of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions during the first quarter of 2017 and 2016, respectively. Further information related to our acquisitions is included in Note 3.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Reported GAAP operating income	$ 373.3	$ 371.5	0%
Special (gains) and charges	7.7	6.3
Non-GAAP adjusted operating income	381.0	377.8	1
Effect of foreign currency translation	(0.7)	(3.2)
Non-GAAP adjusted fixed currency operating income	$ 380.3	$ 374.6	2%

	First Quarter Ended
	March 31
(percent)	2017	2016
Reported GAAP operating income margin	11.8%	12.0%
Non-GAAP adjusted operating income margin	12.1%	12.2%
Non-GAAP adjusted fixed currency operating income margin	12.0%	12.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Reported operating income was flat in the first quarter of 2017, when compared against first quarter of 2016. Excluding the impact of special (gains) and charges from 2017 and 2016 reported results, our adjusted operating income increased 1%.

Foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 2% in the first quarter of 2017, when compared against the first quarter of 2016. Acquisitions and divestitures had minimal impact on our adjusted fixed currency operating income growth rate in the first quarter of 2017.

Our adjusted fixed currency operating income increase was driven by growth in Global Energy income, as well as pricing, volume growth and cost savings in our Global Institutional, Global Industrial and Other segments, which more than offset higher delivered product costs, which includes unfavorable currency hedge impact when compared to the first quarter of 2016, and investments in the business. Our first quarter 2017 adjusted fixed currency operating income margin was down slightly when compared against the first quarter of 2016.

Interest Expense, Net

Net interest expense was $62.5 million and $66.1 million in the first quarter of 2017 and 2016, respectively. The decrease in net interest expense when comparing 2017 against 2016 was driven primarily by lower weighted average interest rates on outstanding debt and a change in the mix of currencies used in our hedging portfolio.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2017	2016
Reported GAAP tax rate	17.4%	24.0%
Tax rate impact of:
Special gains and charges	0.3	0.2
Discrete tax items	7.2	1.5
Non-GAAP adjusted tax rate	24.9%	25.7%

Our reported tax rate for 2017 and 2016 includes the tax rate impact of special gains and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special gains and charges are derived from tax jurisdictions with rates that vary from our overall non-GAAP adjusted tax rate, and discrete tax items are not necessarily consistent across periods.  The tax impact of special gains and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

Our first quarter 2017 reported tax expense was lower than 2016 primarily due to $16.0 million of excess tax benefits resulting from the adoption of accounting changes regarding the treatment of tax benefits on share-based compensation. The extent of excess tax benefits is subject to variation in stock price and stock option exercises.  We expect excess tax benefits to impact the rate by approximately 1% to 3% for the full year of 2017.

The remaining discrete tax benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions. The corresponding impact of these items on the reported tax rate is shown in the previous table.

Our first quarter 2016 reported tax expense included $1.9 million of net tax benefits on special gains and charges and net benefits of $4.8 million associated with discrete tax items. The corresponding impact of all discrete items, including the previously mentioned excess tax benefits, on the reported tax rate is shown in the previous table.

First quarter 2016 discrete tax items net benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

The decrease in the 2017 adjusted tax rate compared to 2016 was primarily driven by global tax planning strategies.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Reported GAAP net income attributable to Ecolab	$ 253.5	$ 230.8	10%
Adjustments:
Special (gains) and charges, after tax	5.2	4.4
Discrete tax net expense (benefit)	(22.8)	(4.8)
Non-GAAP adjusted net income attributable to Ecolab	$ 235.9	$ 230.4	2%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2017	2016	Change
Reported GAAP diluted EPS	$ 0.86	$ 0.77	12%
Adjustments:
Special (gains) and charges	0.02	0.01
Discrete tax net expense (benefit)	(0.08)	(0.02)
Non-GAAP adjusted diluted EPS	$ 0.80	$ 0.77	4%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for the first quarter of 2017, when compared to the first quarter of 2016.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the first quarter of 2017 and 2016 for each of our reportable segments were as follows:

Net Sales	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Global Industrial	$ 1,128.6	$ 1,095.5	3%
Global Institutional	1,078.1	1,037.4	4
Global Energy	757.0	771.6	(2)
Other	196.8	186.7	5
Subtotal at fixed currency	3,160.5	3,091.2	2
Effect of foreign currency translation	1.1	6.2
Consolidated reported GAAP net sales	$ 3,161.6	$ 3,097.4	2%

Operating Income	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Global Industrial	$ 127.0	$ 131.5	(3)%
Global Institutional	192.1	192.7	(0)
Global Energy	73.0	62.6	17
Other	29.9	29.6	1
Corporate	(49.4)	(48.1)
Subtotal at fixed currency	372.6	368.3	1
Effect of foreign currency translation	0.7	3.2
Consolidated reported GAAP operating income	$ 373.3	$ 371.5	0%

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2017 against the first quarter of 2016.

Global Industrial

	First Quarter Ended
	March 31
	2017	2016
Sales at fixed currency (millions)	$ 1,128.6	$ 1,095.5
Sales at public currency (millions)	1,129.5	1,100.7

Volume	2%
Price changes	1%
Acquisition adjusted fixed currency sales change	3%
Acquisitions and divestitures	0%
Fixed currency sales change	3%
Foreign currency translation	(0)%
Public currency sales change	3%

Operating income at fixed currency (millions)	$ 127.0	$ 131.5
Operating income at public currency (millions)	127.4	133.4

Fixed currency operating income change	(3)%
Fixed currency operating income margin	11.3%	12.0%
Acquisition adjusted fixed currency operating income change	(3)%
Acquisition adjusted fixed currency operating income margin	11.3%	12.0%
Public currency operating income change	(4)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the first quarter of 2017, benefitting from volume gains and pricing. At a regional level, the first quarter sales showed good growth in North America and Latin America.

At an operating segment level, Water fixed currency sales increased 2% (1% acquisition adjusted) in the first quarter of 2017. Good growth in light industry sales was partially offset by a moderate decline in the mining industry. Food & Beverage fixed currency sales increased 3% in the first quarter of 2017, benefiting from corporate account share gains and pricing, which more than offset generally flat industry trends. Growth was led by the food and beverage and brew markets. Paper fixed currency sales increased 4% in the first quarter of 2017, benefiting from strong sales efforts and business wins, which more than offset challenging market conditions in Asia Pacific and Europe. Textile Care fixed currency sales increased 4% in the first quarter of 2017, benefiting from new customer accounts in Europe. Life Sciences fixed currency sales increased 8% in the first quarter of 2017. Growth was led by customer penetration in the pharmaceutical market and personal care industry.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Industrial decreased in the first quarter of 2017. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.7 percentage points during the first quarter of 2017, negatively impacted by approximately 0.5 percentage points related to higher delivered product costs, which includes unfavorable currency hedge impact when compared to the first quarter of 2016. Sales volume gains and pricing had minimal favorable impact on acquisition adjusted fixed currency operating income margins.

Global Institutional

	First Quarter Ended
	March 31
	2017	2016
Sales at fixed currency (millions)	$ 1,078.1	$ 1,037.4
Sales at public currency (millions)	1,077.3	1,041.0

Volume	1%
Price changes	1%
Acquisition adjusted fixed currency sales change	3%
Acquisitions and divestitures	1%
Fixed currency sales change	4%
Foreign currency translation	(0)%
Public currency sales change	3%

Operating income at fixed currency (millions)	$ 192.1	$ 192.7
Operating income at public currency (millions)	192.1	193.4

Fixed currency operating income change	(0)%
Fixed currency operating income margin	17.8%	18.6%
Acquisition adjusted fixed currency operating income change	(2)%
Acquisition adjusted fixed currency operating income margin	17.9%	18.8%
Public currency operating income change	(1)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the first quarter of 2017, driven by volume growth, acquisitions and pricing gains. At a regional level, the first quarter sales increase was led by good growth in Latin America and North America.

At an operating segment level, Institutional fixed currency sales increased 1% in the first quarter of 2017. Acquisition adjusted fixed currency sales increased 2%, when adjusting for the divestiture of the restroom cleaning business initially acquired through the Swisher transaction. Results were led by strong sales efforts, appropriate pricing and continued demand for our innovative products. Global lodging demand showed modest growth while restaurant foot traffic data remains soft. Specialty fixed currency sales increased 5% in the first quarter of 2017. Quick service sales growth was solid, benefiting from new business gains in our global accounts. Food retail sales showed strong growth, impacted by new customer additions and product introductions. Healthcare fixed currency sales increased 22% in the first quarter of 2017. Fixed currency sales increased 5% when adjusted for the Anios acquisition. Strong growth for Healthcare in both North America and Europe reflected the continued focus on our value proposition, leading to customer gains and product penetration.

Operating Income

Fixed currency operating income was flat for our Global Institutional segment in the first quarter of 2017, and the fixed currency operating margin decreased during the first quarter of 2017. Acquisitions had a positive impact on fixed currency operating income growth and minimal impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.9 percentage points during the first quarter of 2017, negatively impacted by approximately 2.0 percentage points related to customer and field investments and higher delivered product costs, which includes unfavorable currency hedge impact when compared to the first quarter of 2016. Sales volume gains and pricing favorably impacted acquisition adjusted fixed currency operating income margins by adding approximately 1.5 percentage points.

Global Energy

	First Quarter Ended
	March 31
	2017	2016
Sales at fixed currency (millions)	$ 757.0	$ 771.6
Sales at public currency (millions)	757.9	767.3

Volume	(0)%
Price changes	(2)%
Acquisition adjusted fixed currency sales change	(2)%
Acquisitions and divestitures	0%
Fixed currency sales change	(2)%
Foreign currency translation	1%
Public currency sales change	(1)%

Operating income at fixed currency (millions)	$ 73.0	$ 62.6
Operating income at public currency (millions)	73.2	62.8

Fixed currency operating income change	17%
Fixed currency operating income margin	9.6%	8.1%
Acquisition adjusted fixed currency operating income change	21%
Acquisition adjusted fixed currency operating income margin	9.5%	7.7%
Public currency operating income change	17%

Net Sales

Fixed currency sales for Global Energy showed a modest decline, impacted primarily by lower pricing in the first quarter of 2017. A moderate decline in our production business, impacted by continued lower price and customer product usage, more than offset double-digit sales increase in our well stimulation business. Sales in our downstream business rose slightly. Regionally, North America showed improvement, while international regions showed some decline.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Energy increased during the first quarter of 2017. Acquisitions had a negative impact on the fixed currency operating income and minimal impact on fixed currency operating income margins during the first quarter of 2017.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment increased 1.8 percentage points in the first quarter of 2017. Cost reduction actions and the comparison to a weak quarter last year that included the impact from the devaluation of the Angolan Kwanza, favorably impacted the margins by approximately 3.0 percentage points. Reduced pricing and higher delivered product costs, which includes unfavorable currency hedge impact when compared to the first quarter of 2016, negatively impacted margins by approximately 2.0 percentage points.

Other

	First Quarter Ended
	March 31
	2017	2016
Sales at fixed currency (millions)	$ 196.8	$ 186.7
Sales at public currency (millions)	196.9	188.4

Volume	4%
Price changes	2%
Acquisition adjusted fixed currency sales change	5%
Acquisitions and divestitures	0%
Fixed currency sales change	5%
Foreign currency translation	(1)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$ 29.9	$ 29.6
Operating income at public currency (millions)	30.0	30.1

Fixed currency operating income change	1%
Fixed currency operating income margin	15.2%	15.9%
Acquisition adjusted fixed currency operating income change	1%
Acquisition adjusted fixed currency operating income margin	15.2%	15.9%
Public currency operating income change	(0)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the first quarter of 2017, driven by both volume and pricing gains. At a regional level, the first quarter sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 6% in the first quarter of 2017. Sales to food retail, hospitality, restaurant, and food processing customers led the growth. Equipment Care sales increased 4% in the first quarter of 2017. Productivity improvements from our technology and training investments and strong execution drove the results.

Operating Income

Fixed currency operating income margins for our Other segment decreased 0.7 percentage points during the first quarter of 2017. Field investments negatively impacted comparable margins by approximately 2.0 percentage points, which more than offset the favorable impact of pricing and sales volume increases which added approximately 1.5 percentage points for the first quarter of 2017.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 30 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 28.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $19.2 billion and $18.3 billion as of March 31, 2017 and December 31, 2016, respectively. The increase in assets was driven primarily by the impact of the Anios acquisition. Total liabilities were $12.3 billion as of March 31, 2017 and $11.4 billion as of December 31, 2016. Total debt was $7.5 billion as of March 31, 2017 and $6.7 billion as of December 31, 2016.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2017	2016
(ratio)
Net debt to EBITDA	2.6	2.7
Net debt to adjusted EBITDA	2.5	2.3

(millions)
Total debt	$ 7,541.0	$ 6,839.4
Cash	212.1	268.5
Net debt	$ 7,328.9	$ 6,570.9

Net income including non-controlling interest	$ 1,271.9	$ 1,013.8
Provision for income taxes	383.9	284.1
Interest expense, net	261.0	247.2
Depreciation	571.7	557.0
Amortization	287.2	297.5
EBITDA	2,775.7	2,399.6

Special (gains) and charges impacting EBITDA	106.9	493.3
Adjusted EBITDA	$ 2,882.6	$ 2,892.9

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Cash provided by operating activities	$ 425.7	$ 472.5	$ (46.8)

Year-over-year comparability was negatively impacted primarily by changes in income taxes and working capital (accounts receivable, inventory and accounts payable) metrics. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Cash used for investing activities	$ (941.5)	$ (150.9)	$ (790.6)

We continue to make investments in our business, including capital expenditures. Year-over-year comparability in our investing activities was impacted primarily by the Anios acquisition in the first quarter of 2017. See Note 3 for further information.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2017	2016	Change
Cash provided by (used for) financing activities	$ 395.5	$ (145.4)	$ 540.9

During the first three months of 2017, net issuances and repayments of commercial paper and notes payable led to a net increase of $859 million, compared to a net decrease of $330 million during the first three months of 2016.

During the first quarter of 2017, we repurchased $375 million of shares, including $300 million shares through an ASR program initiated in February 2017. During the first quarter of 2016, we repurchased $390 million of shares, including $300 million shares through an ASR program initiated in February 2016. Refer to Note 10 for further discussion on our ASRs.

Our first quarter 2016 financing activities also included the issuance of $400 million 2.00% and $400 million 3.25% senior notes and repayment of the remaining $125 million of our term loan borrowings.

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

As of March 31, 2017, we had $212.1 million of cash and cash equivalents on hand, of which $197.4 million was held outside of the U.S.

As of March 31, 2017, we had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports our $2.0 billion U.S. commercial paper program and our $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2017, we had $663 million and $212 million (€200 million) in outstanding U.S. and Euro commercial paper, respectively with an average annual interest rate of 0.9%. As of March 31, 2017, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first three months of both 2017 and 2016 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of March 31, 2017, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2016 disclosed total notes payable and long-term debt due within one year of $0.5 billion. As of March 31, 2017, the total notes payable and long-term debt due within one year increased to $1.7 billion. The increase primarily reflected commercial paper borrowings during the first three months of 2017.

Our gross liability for uncertain tax positions was $77 million as of March 31, 2017 and $76 million as of December 31, 2016. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 24% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity remained generally depressed during the first three months of 2017, when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America in 2015 and 2016.

Global demand for oil and overall energy consumption has shown modest growth over this period. Oil prices have risen from their lows in early 2016, and drilling activity began rising in mid-2016.

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

Brexit

On March 29, 2017, the United Kingdom (“U.K.”) government gave formal notice to the European Union (“EU”) to begin the process of negotiating the U.K.’s exit (“Brexit”) from the EU. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets either during a transitional period or more permanently. The negotiations might also impact various tax reliefs and exemptions that apply to transactions between the U.K. and EU. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. We will continue to monitor the status of tax law changes and tax treaty negotiations at the U.K. and EU.

For the three months ended March 31, 2017, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange, which eliminate the translation impact of exchange rate fluctuations on our international results. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2017.

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture, and exclude sales to our deconsolidated Venezuelan subsidiaries from both the current period and comparable period of the prior year.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our payments and contributions to pension and postretirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; the impact of new accounting pronouncements; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; timing and funding of restructuring cash expenditures; tax rate impact of special gains and charges and discrete tax items; excess tax benefits; timing and funding of restructuring cash expenditures; tax rate impact of special gains and charges and discrete tax items; excess tax benefits; borrowing capacity; impact of oil price fluctuations regarding sales, performance compared to market and future prospects; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; nonperformance of financial counterparties; and doing business in Iran.

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

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2016, and include the vitality of the markets we serve including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to attract and retain high caliber management talent to lead our business; our ability to execute key business initiatives; potential information technology infrastructure failures or breaches in data security; exposure to global economic, political and legal risks related to our international operations including with respect to our operations in Russia; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; our ability to develop competitive advantages through innovation; difficulty in procuring raw materials or fluctuations in raw material costs; our substantial indebtedness; our ability to acquire complementary businesses and to effectively integrate such businesses; restraints on pricing flexibility due to contractual obligations; pressure on operations from consolidation of customers, vendors or competitors; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential loss of deferred tax assets; changes in tax law and unanticipated tax liabilities; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4.  Controls and Procedures

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 38 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

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

These cases were administratively transferred to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (the “MDL”).

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

On November 28, 2012, the Federal Court in the MDL entered an order dismissing all claims against Nalco. Because claims remained pending against other defendants, the Court’s decision was not a “final judgment” for purposes of appeal. Plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision. We cannot predict whether there will be an appeal of the dismissal, the involvement we might have in these matters in the future or the potential for future litigation. However, if an appeal by plaintiffs in these lawsuits is brought and won, these suits could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

In December 2012 and January 2013, the MDL court issued final orders approving two settlements between BP and Plaintiffs’ Class Counsel: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco Company and its related entities.

Nalco was named in nine additional complaints in May 2016, and two additional complaints in April 2017, filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs.  These actions have been consolidated in the MDL and we expect they will be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

On February 22, 2017, the Federal Court in the MDL ordered that plaintiffs who had previously filed a claim and who had “opted out” of and not released their claims under the Medical Benefits Class Action Settlement either: (1) complete a sworn statement indicating, among other things, that they opted out of the Medical Benefits Class Action Settlement (to be completed by plaintiffs who previously filed an individual complaint); or (2) file an individual lawsuit attaching the sworn statement as an exhibit, by a deadline date set by the Court.  The Court will then determine which plaintiffs are entitled to pursue their claims and the procedures for addressing those claims.

Nalco continues to sell the COREXIT oil dispersant product and could be exposed to future lawsuits from the use of such product. We cannot predict the potential for future litigation with respect to such sales. However, if one or more of such lawsuits are brought and won, these suits could have a material adverse impact on our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
January 1-31, 2017	304,656	118.6505	297,350	16,475,176
February 1-28, 2017	2,264,111	123.2466	2,133,202	14,341,974
March 1-31, 2017	129,315	123.5000	119,745	14,222,229
Total	2,698,082	122.7398	2,550,297	14,222,229

(1)

Includes 147,785 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. In connection with the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $925,588 during the subsidiary’s first quarter ended February 28, 2017, and additional sales of such products totaling $117,748 during March 2017, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $489,380 and $7,650, respectively. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

(a)	The following documents are filed as exhibits to this report:

(15.1)Letter regarding unaudited interim financial information.

(31.1)Rule 13a - 14(a) CEO Certification.

(31.2)Rule 13a - 14(a) CFO Certification.

(32.1)Section 1350 CEO and CFO Certifications.

(101.1)Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 4, 2017	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.