Form 10-Q
period 2017-06-30
ECOLAB INC.
filed 2017-08-03
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2017.

289,381,301 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2017	2016	2017	2016

Net sales	$ 3,462.7	$ 3,317.2	$ 6,624.3	$ 6,414.6
Operating expenses
Cost of sales (including special charges (a))	1,871.6	1,785.2	3,563.1	3,416.6
Selling, general and administrative expenses	1,115.3	1,093.3	2,205.9	2,181.5
Special (gains) and charges	36.8	26.2	43.0	32.5
Operating income	439.0	412.5	812.3	784.0
Interest expense, net	59.6	65.3	122.1	131.4
Income before income taxes	379.4	347.2	690.2	652.6
Provision for income taxes	81.3	83.6	135.3	157.0
Net income including noncontrolling interest	298.1	263.6	554.9	495.6
Net income attributable to noncontrolling interest	1.5	5.2	4.8	6.4
Net income attributable to Ecolab	$ 296.6	$ 258.4	$ 550.1	$ 489.2

Earnings attributable to Ecolab per common share
Basic	$ 1.02	$ 0.88	$ 1.90	$ 1.67
Diluted	$ 1.01	$ 0.87	$ 1.87	$ 1.64

Dividends declared per common share	$ 0.370	$ 0.350	$ 0.740	$ 0.700

Weighted-average common shares outstanding
Basic	289.8	292.4	290.2	293.4
Diluted	294.1	296.5	294.6	297.5

The accompanying notes are an integral part of the consolidated financial statements.

(a)	Cost of sales includes special charges of $24.4 and $61.9 in the second quarter of 2017 and 2016, respectively, and $25.9 and $61.9 in the first six months of 2017 and 2016, respectively.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016

Net income including noncontrolling interest	$ 298.1	$ 263.6	$ 554.9	$ 495.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	44.0	77.8	125.2	(18.5)
Loss on net investment hedges	(55.6)	(12.9)	(52.8)	(27.9)
	(11.6)	64.9	72.4	(46.4)

Derivatives and hedging instruments	0.9	(20.2)	(8.3)	(30.7)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	3.6	5.5	6.9	11.1
	3.6	5.5	6.9	11.1

Subtotal	(7.1)	50.2	71.0	(66.0)

Total comprehensive income, including noncontrolling interest	291.0	313.8	625.9	429.6
Comprehensive income attributable to noncontrolling interest	2.3	5.2	6.8	9.8
Comprehensive income attributable to Ecolab	$ 288.7	$ 308.6	$ 619.1	$ 419.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30	December 31
(millions, except shares and per share amounts)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$ 260.7	$ 327.4
Accounts receivable, net	2,446.8	2,341.2
Inventories	1,469.8	1,319.4
Other current assets	354.8	291.4
Total current assets	4,532.1	4,279.4
Property, plant and equipment, net	3,497.4	3,365.0
Goodwill	7,003.8	6,383.0
Other intangible assets, net	4,061.6	3,817.8
Other assets	428.5	485.0
Total assets	$ 19,523.4	$ 18,330.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$ 1,770.6	$ 541.3
Accounts payable	1,123.6	983.2
Compensation and benefits	445.4	516.3
Income taxes	53.0	87.4
Other current liabilities	925.8	891.2
Total current liabilities	4,318.4	3,019.4
Long-term debt	5,909.3	6,145.7
Postretirement health care and pension benefits	1,040.1	1,019.2
Deferred income taxes	1,028.7	970.2
Other liabilities	238.2	204.8
Total liabilities	12,534.7	11,359.3

Equity (a)
Common stock	354.1	352.6
Additional paid-in capital	5,375.5	5,270.8
Retained earnings	7,312.6	6,975.0
Accumulated other comprehensive loss	(1,643.9)	(1,712.9)
Treasury stock	(4,478.6)	(3,984.4)
Total Ecolab shareholders’ equity	6,919.7	6,901.1
Noncontrolling interest	69.0	69.8
Total equity	6,988.7	6,970.9
Total liabilities and equity	$ 19,523.4	$ 18,330.2

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 289.4 million shares outstanding at June 30, 2017 and 291.8 million shares outstanding at December 31, 2016. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2017	2016

OPERATING ACTIVITIES
Net income including noncontrolling interest	$ 554.9	$ 495.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	286.3	276.0
Amortization	150.9	145.3
Deferred income taxes	(14.1)	(28.8)
Share-based compensation expense	57.5	53.6
Excess tax benefits from share-based payment arrangements	-	(19.6)
Pension and postretirement plan contributions	(37.0)	(192.0)
Pension and postretirement plan expense	17.3	28.6
Restructuring charges, net of cash paid	20.3	(27.1)
Asset charges and write-downs	-	50.9
Other, net	12.6	12.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16.0	62.5
Inventories	(95.8)	40.6
Other assets	(9.6)	19.7
Accounts payable	84.0	(79.2)
Other liabilities	(183.6)	36.0
Cash provided by operating activities	859.7	874.8

INVESTING ACTIVITIES
Capital expenditures	(340.2)	(303.7)
Capitalized software expenditures	(38.0)	(22.2)
Property and other assets sold	2.5	11.4
Acquisitions and investments in affiliates, net of cash acquired	(826.5)	(9.4)
Deposit into acquisition related escrow	(1.7)	-
Restricted cash activity	53.8	-
Cash used for investing activities	(1,150.1)	(323.9)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	909.8	(342.4)
Long-term debt borrowings	-	793.8
Long-term debt repayments	(5.3)	(130.0)
Reacquired shares	(501.1)	(637.9)
Dividends paid	(222.9)	(217.6)
Exercise of employee stock options	54.6	40.7
Excess tax benefits from share-based payment arrangements	-	19.6
Acquisition related liabilities and contingent consideration	(8.2)	(3.4)
Other, net	(0.9)	-
Cash provided by (used for) financing activities	226.0	(477.2)

Effect of exchange rate changes on cash and cash equivalents	(2.3)	0.9

Increase (decrease) in cash and cash equivalents	(66.7)	74.6
Cash and cash equivalents, beginning of period	327.4	92.8
Cash and cash equivalents, end of period	$ 260.7	$ 167.4

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2017 and 2016 reflect, in the opinion of company management, all adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

During the first quarter of 2017, the Company adopted the accounting guidance issued in March 2016 that amends certain aspects of share-based compensation for employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classifications on the Consolidated Statement of Cash Flows. Under the new guidance, all excess tax benefits or deficiencies are to be recognized prospectively as discrete income tax items on the Consolidated Statement of Income, while previous guidance required realized excess tax benefits or deficiencies to be recognized in additional paid-in capital. The Company recorded $10.8 million and $26.8 million of excess tax benefits during the second quarter and first six months of 2017, respectively. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Adoption of the accounting standard also eliminated the requirement that excess tax benefits be realized before they can be recognized, and as a result, the Company recorded a $1.9 million cumulative-effect adjustment for previously unrecognized excess tax benefits.

The Company’s adoption also resulted in associated excess tax benefits being classified as an operating activity in the statement of cash flows prospectively beginning January 1, 2017 with no changes to the prior year. Based on the adoption methodology applied, employee taxes paid remain classified as a financing activity on the statement of cash flows, and the statement of cash flows classification of prior periods has not changed.  With regards to forfeitures, the new guidance allows companies either to continue to estimate the number of awards that will be forfeited or to account for forfeitures as they occur. The Company has elected to continue to estimate the number of awards that will be forfeited based on an estimate of the number of outstanding awards expected to vest.

With respect to the unaudited financial information of the Company for the second quarter and six months ended June 30, 2017 and 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 3, 2017 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Cost of sales
Restructuring activities	2.2	0.9	2.2	0.9
Acquisition and integration costs	11.1	-	12.6	-
Energy related charges	-	51.0	-	51.0
Other	11.1	10.0	11.1	10.0
Subtotal	24.4	61.9	25.9	61.9

Special (gains) and charges
Restructuring activities	30.8	(2.1)	30.5	0.9
Acquisition and integration costs	4.6	1.0	10.9	3.3
Energy related charges	-	12.6	-	12.6
Venezuela related gain	(5.3)	(7.8)	(5.3)	(7.8)
Other	6.7	22.5	6.9	23.5
Subtotal	36.8	26.2	43.0	32.5

Total special (gains) and charges	$ 61.2	$ 88.1	$ 68.9	$ 94.4

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

During the second quarter of 2017, the Company commenced restructuring and other cost-saving actions in order to streamline its operations. These actions include a reduction of the Company’s global workforce by approximately 530 positions, as well as asset disposals and lease terminations. As a result of these actions, the Company expects to incur $40 to $45 million ($30 to $35 million after tax) of restructuring charges. During the second quarter of 2017, the Company recorded restructuring charges of $33.0 million ($25.0 million after tax) related primarily to employee termination costs. The remaining charges are expected to be recognized during the second half of 2017. As of June 30, 2017, the restructuring liability balance related to these actions was $28.4 million. The Company anticipates that the majority of the pretax charges will represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will be funded from operating activities. Cash payments during the second quarter of 2017 were minimal.

Net restructuring gains and charges related to the Company’s Energy and Combined restructuring plans during 2017 were minimal. During the second quarter and first six months of 2016, net restructuring activities included net restructuring gains of $1.2 million ($1.9 million after tax) and net restructuring charges of $1.8 million ($0.1 million gain after tax), respectively. The restructuring liability balance was $28.4 million and $39.6 million as of June 30, 2017 and December 31, 2016, respectively. The reduction in liability was driven primarily by severance and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $11.1 million ($7.0 million after tax) and $12.6 million ($8.0 million after tax) during the second quarter and first six months of 2017, respectively, related primarily to recognition of accelerated rent expense upon the closure of Swisher Hygiene Inc. (“Swisher”) plants and disposal of excess inventory. The second quarter and first six months of 2017 also include amounts related to recognition of fair value step-up in the Laboratoires Anios (“Anios”) inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $4.6 million ($3.0 million after tax) and $10.9 million ($7.3 million after tax) of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions during the second quarter and first six months of 2017, respectively.

During the second quarter and first six months of 2016, the Company incurred acquisition and integration charges of $1.0 million ($0.7 million after tax) and $3.3 million ($2.1 million after tax), respectively. Further information related to the Company’s acquisitions is included in Note 3.

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of the conditions in place during 2016, and their corresponding impact on the Company’s business outlook, the Company recorded total charges of $63.6 million ($42.9 million after tax) during the second quarter and first six months of 2016, comprised of inventory write downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No such charges were incurred in 2017.

The inventory write-downs and related disposal costs of $31.1 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the second quarter of 2017, the Company had $4.3 million of corresponding severance remaining to be paid, which is expected to be paid in the next several months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries. During the second quarter of 2017 and 2016, the Company recorded gains of $5.3 million ($3.3 million after tax) and $7.8 million ($4.9 million after tax), respectively, resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Other

During the second quarter and first six months of 2017, the Company recorded charges of $17.8 million ($14.4 million after tax) and $18.0 million ($14.5 million after tax), respectively, related to a Global Energy vendor contract termination and litigation related charges. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

During the second quarter and first six months of 2016, the Company recorded a charge of $10.0 million ($6.3 million after tax) related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. This charge has been included as a component of cost of sales on the Consolidated Statement of Income.

Additionally, during the second quarter and first six months of 2016, the Company recorded charges of $22.5 million ($13.9 million after tax) and $23.5 million ($15.1 million after tax), respectively, primarily consisting of litigation related charges. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired entities have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet and results of the Company from the date of acquisition. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first six months of 2017 and 2016 were not material to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

Anios Acquisition

On February 1, 2017, the Company acquired Anios for total consideration of $798.3 million in cash, including satisfaction of outstanding debt. Anios is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions the Company is able to offer while also providing a complementary geographic footprint within the healthcare market. With pre-acquisition annual sales of approximately $245 million, the acquired business became part of the Company’s Global Institutional reportable segment during the first quarter of 2017. During 2016, the Company deposited €50 million in an escrow account that was released back to the Company upon closing of the transaction in February 2017. As shown within Note 4, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2016.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected in the Consolidated Statement of Income. A total of $3.4 million ($2.3 million after tax) of charges were incurred during the second quarter of 2017, of which $1.6 million ($1.0 million after tax) were included in cost of sales and are related to recognition of fair value step-up in Anios inventory. A total of $9.4 million ($6.5 million after tax) of charges were incurred during the first six months of 2017, of which $3.1 million ($2.1 million after tax) were included in cost of sales and are related to recognition of fair value step-up in Anios inventory.

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

The following table summarizes the preliminary value of Anios assets acquired and liabilities assumed as of the acquisition date.

(millions)
Tangible assets	$ 142.7
Identifiable intangible assets:
Customer relationships	252.0
Trademarks	65.7
Other technology	16.1
Total assets acquired	476.5

Total liabilities assumed	196.3

Goodwill	518.1
Total consideration transferred	798.3

Long-term debt repaid upon close	192.8
Net consideration transferred to sellers	$ 605.5

Net tangible assets are primarily comprised of accounts receivable of $66.2 million, property, plant and equipment of $25.6 million and inventory of $29.7 million.

Customer relationships, trademarks, and other technology are being amortized over weighted average lives of 20, 17, and 11 years, respectively.

Goodwill of $518.1 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s healthcare portfolio. The goodwill was assigned to the Healthcare operating segment within the Global Institutional reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other Acquisitions

Excluding the Anios acquisition, during the first six months of 2017, the Company paid $27.9 million for acquisitions, of which $18.4 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

During the first six months of 2016, the Company paid $12.8 million for acquisitions, of which $2.5 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 5 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

Dispositions

There were no business dispositions during the first six months of 2017 or 2016.

4. BALANCE SHEET INFORMATION

	June 30	December 31
(millions)	2017	2016
Accounts receivable, net
Accounts receivable	$ 2,517.2	$ 2,408.8
Allowance for doubtful accounts	(70.4)	(67.6)
Total	$ 2,446.8	$ 2,341.2

Inventories
Finished goods	$ 986.5	$ 860.0
Raw materials and parts	447.6	408.4
Inventories at FIFO cost	1,434.1	1,268.4
FIFO cost to LIFO cost difference	35.7	51.0
Total	$ 1,469.8	$ 1,319.4

Other current assets
Prepaid assets	$ 132.6	$ 98.3
Taxes receivable	131.6	105.0
Derivative assets	44.2	46.3
Other	46.4	41.8
Total	$ 354.8	$ 291.4

Property, plant and equipment, net
Land	$ 216.6	$ 211.0
Buildings and leasehold improvements	1,122.6	1,121.2
Machinery and equipment	2,159.0	2,035.8
Merchandising and customer equipment	2,327.3	2,199.4
Capitalized software	570.1	531.1
Construction in progress	390.9	344.1
	6,786.5	6,442.6
Accumulated depreciation	(3,289.1)	(3,077.6)
Total	$ 3,497.4	$ 3,365.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$ 1,230.0	$ 1,230.0
Intangible assets subject to amortization
Customer relationships	$ 3,519.5	$ 3,206.1
Trademarks	374.2	303.3
Patents	454.9	446.5
Other technology	228.0	210.5
	4,576.6	4,166.4
Accumulated amortization
Customer relationships	(1,275.6)	(1,148.2)
Trademarks	(137.6)	(125.2)
Patents	(171.6)	(157.3)
Other technology	(160.2)	(147.9)
	(1,745.0)	(1,578.6)
Net intangible assets subject to amortization	2,831.6	2,587.8
Total	$ 4,061.6	$ 3,817.8

Other assets
Deferred income taxes	$ 102.0	$ 92.3
Pension	32.9	27.2
Derivative assets	1.3	21.5
Restricted cash	-	53.0
Other	292.3	291.0
Total	$ 428.5	$ 485.0

	June 30	December 31
(millions)	2017	2016
Other current liabilities
Discounts and rebates	$ 309.6	$ 275.2
Dividends payable	107.2	108.0
Interest payable	48.2	37.3
Taxes payable, other than income	108.1	103.7
Derivative liabilities	36.6	24.6
Restructuring	51.7	30.5
Other	264.4	311.9
Total	$ 925.8	$ 891.2

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$ (16.8)	$ (8.5)
Unrecognized pension and postretirement benefit expense, net of tax	(518.4)	(511.4)
Cumulative translation, net of tax	(1,108.7)	(1,193.0)
Total	$ (1,643.9)	$ (1,712.9)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2017 and December 31, 2016.

	June 30	December 31
(millions)	2017	2016
Short-term debt
Commercial paper	$ 918.0	$ -
Notes payable	41.8	29.9
Long-term debt, current maturities	810.8	511.4
Total	$ 1,770.6	$ 541.3

Line of Credit

As of June 30, 2017, the Company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2017 or December 31, 2016.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of June 30, 2017, the Company had $581.0 million and $337.0 million (€300 million) of commercial paper outstanding under its U.S. and Euro programs, respectively. As of December 31, 2016, the Company had no commercial paper outstanding under either program.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2017 and December 31, 2016.

	Maturity	June 30	December 31
(millions)	by Year	2017	2016
Long-term debt
Public notes (2017 principal amount)
Five year 2012 senior notes ($500 million)	2017	$ 499.1	$ 498.9
Three year 2015 senior notes ($300 million)	2018	299.1	298.9
Three year 2016 senior notes ($400 million)	2019	396.4	395.9
Five year 2015 senior notes ($300 million)	2020	298.8	298.6
Ten year 2011 senior notes ($1.25 billion)	2021	1,245.3	1,244.8
Seven year 2016 senior notes ($400 million)	2023	397.3	397.0
Seven year 2016 senior notes (€575 million)	2024	637.6	608.4
Ten year 2015 senior notes (€575 million)	2025	640.7	604.3
Ten year 2016 senior notes ($750 million)	2026	742.5	742.1
Thirty year 2011 senior notes ($750 million)	2041	739.0	738.7
Thirty year 2016 senior notes ($250 million)	2046	245.9	245.9
Private notes (2017 principal amount)
Series A private placement senior notes ($250 million)	2018	248.9	248.9
Series B private placement senior notes ($250 million)	2023	249.3	249.2
Capital lease obligations		5.1	5.2
Other		75.1	80.3
Total debt		6,720.1	6,657.1
Long-term debt, current maturities		(810.8)	(511.4)
Total long-term debt		$ 5,909.3	$ 6,145.7

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

Covenants

The Company is in compliance with its debt covenants as of June 30, 2017.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and the first six months of 2017 and 2016 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Interest expense	$ 63.7	$ 71.5	$ 130.3	$ 140.4
Interest income	(4.1)	(6.2)	(8.2)	(9.0)
Interest expense, net	$ 59.6	$ 65.3	$ 122.1	$ 131.4

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

During the second quarter of 2017, the Company completed its annual assessment for goodwill impairment across its eleven reporting units through a quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s goodwill impairment assessment for 2017 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin.

If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six months ended June 30, 2017 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2016	$ 2,522.3	$ 653.4	$ 3,093.6	$ 113.7	$ 6,383.0
Reclassifications (a)	62.7	(62.7)	-	-	-
December 31, 2016 revised	$ 2,585.0	$ 590.7	$ 3,093.6	$ 113.7	$ 6,383.0
Current year business combinations (b)	4.1	518.1	-	-	522.2
Prior year business combinations (c)	-	-	0.3	-	0.3
Effect of foreign currency translation	36.9	15.8	44.0	1.6	98.3
June 30, 2017	$ 2,626.0	$ 1,124.6	$ 3,137.9	$ 115.3	$ 7,003.8

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

(b)	Represents goodwill associated with current year acquisitions. Of the goodwill acquired, the Company expects $4.1 million of the goodwill related to businesses acquired to be tax deductible.
(c)	Represents purchase price allocation adjustments for 2016 acquisitions deemed preliminary as of December 31, 2016.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset. During the second quarter of 2017, the Company completed its annual test for indefinite life intangible asset impairment using a relief from royalty method of assessment, which incorporates assumptions regarding future sales projections and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter of 2017 and 2016 was $77.1 million and $72.7 million, respectively. Total amortization expense related to other intangible assets during the first six months of 2017 and 2016 was $150.9 million and $145.3 million, respectively. Estimated amortization for the remaining six month period of 2017 related to other amortizable intangible assets is expected to be approximately $157 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2017
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$ 68.8	$ -	$ 68.8	$ -
Liabilities
Foreign currency forward contracts	83.3	-	83.3	-
Interest rate swap agreements	3.9	-	3.9	-

	December 31, 2016
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$ 93.4	$ -	$ 93.4	$ -

Liabilities
Foreign currency forward contracts	46.7	-	46.7	-
Interest rate swap agreements	3.5	-	3.5	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments classified as Level 2. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30		December 31
(millions)	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$ 6,720.1	$ 7,115.9	$ 6,657.1	$ 6,963.9

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

The respective net amounts are included in other current assets, other non-current assets, other current liabilities and other liabilities on the Consolidated Balance Sheet.

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments
Foreign currency forward contracts	$ 21.8	$ 73.4	$ 16.8	$ 19.8
Interest rate swap agreements	-	-	3.9	3.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	47.0	20.0	66.5	26.9
Gross value of derivatives	68.8	93.4	87.2	50.2

Gross amounts offset in the Consolidated Balance Sheet	(23.3)	(25.7)	(23.3)	(25.7)
Net value of derivatives	$ 45.5	$ 67.7	$ 63.9	$ 24.5

The following table summarizes the notional values of the Company’s outstanding derivatives.

Notional Values
	June 30	December 31
(millions)	2017	2016

Foreign currency forward contracts (a)	$ 5,288	$ 4,317
Interest rate agreements	$ 1,450	$ 1,450

(a)	Includes net investment hedge forward contracts of €40 million and €0 million as of June 30, 2017 and December 31, 2016, respectively.

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2017	2016	2017	2016
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$ (28.9)	$ (23.8)	$ (44.3)	$ (27.5)
Interest rate swap agreements	AOCI (equity)	-	(4.6)	-	(12.9)
	Total	(28.9)	(28.4)	(44.3)	(40.4)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	(8.3)	8.9	(10.8)	21.6
	SG&A	(23.3)	(9.0)	(22.7)	(19.6)
	Interest expense, net	1.5	1.4	2.9	2.9
	Subtotal	(30.1)	1.3	(30.6)	4.9

Interest rate swap agreements	Interest expense, net	(1.8)	(1.6)	(3.6)	(3.2)
	Total	$ (31.9)	$ (0.3)	$ (34.2)	$ 1.7

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first six months of 2017 and 2016.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2017	2016	2017	2016

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$ 1.3	$ 3.0	$ (0.4)	$ 13.7

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$ (1.3)	$ (3.0)	$ 0.4	$ (13.7)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,292 million at the end of the second quarter of 2017) senior notes (“euronotes”) and €200 million ($225 million at the end of the second quarter of 2017) Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries.

The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Revaluation gains (losses), net of tax	$ (55.6)	$ (12.9)	$ (52.8)	$ (27.9)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2017	2016	2017	2016
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$ (50.8)	$ 17.3	$ (43.8)	$ (15.3)
	Interest expense, net	2.4	(2.6)	2.5	(3.1)
	Total	$ (48.4)	$ 14.7	$ (41.3)	$ (18.4)

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the component of the hedging gains (losses) attributable to the difference between the spot and forward rates of the hedges as a result of interest rate differentials. The losses recognized in 2017 primarily relate to movements in the Euro rates.

9. OTHER COMPREHENSIVE INCOME (LOSS) INFORMATION

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

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$ (28.9)	$ (28.4)	$ (44.3)	$ (40.4)
(Gains) losses reclassified from AOCI into income
Cost of sales	8.3	(8.9)	10.8	(21.6)
SG&A	23.3	9.0	22.7	19.6
Interest expense, net	0.3	0.2	0.7	0.3
	31.9	0.3	34.2	(1.7)
Other activity	0.4	(0.8)	0.5	-
Tax impact	(2.5)	8.7	1.3	11.4
Net of tax	$ 0.9	$ (20.2)	$ (8.3)	$ (30.7)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	11.0	10.9	22.0	21.8
Prior service costs	(5.9)	(2.0)	(12.0)	(4.0)
	5.1	8.9	10.0	17.8
Tax impact	(1.5)	(3.4)	(3.1)	(6.7)
Net of tax	$ 3.6	$ 5.5	$ 6.9	$ 11.1

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$ 24.5	$ (0.1)	$ 25.5	$(1.4)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$ 3.6	$ 5.5	$ 6.9	$11.1

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2017, 13,000,171 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Accelerated Stock Repurchase (“ASR”) Agreements

In February 2017, the Company entered into an ASR agreement to repurchase $300 million of its common stock and received 2,077,224 shares of its common stock, which was approximately 85% of the total number of shares the Company expected to be repurchased under the ASR, based on the price of the Company’s common stock at that time. In connection with the final settlement of the ASR agreement in June 2017, the Company received an additional 286,620 shares of common stock.

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

The final per share purchase price and the total number of shares to be repurchased under both 2017 and 2016 ASR agreements generally were based on the volume-weighted average price of the Company’s common stock during the term of the agreements.

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

Share Repurchases

During the first six months of 2017, the Company reacquired 3,957,832 shares of its common stock, of which 3,772,355 related to share repurchases through open market or private purchases, including the February 2017 ASR discussed above, and 185,477 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During 2016, the Company reacquired 6,483,198 shares of its common stock, of which 6,126,033 related to share repurchases through open market or private purchases, including the February 2016 ASR discussed above, and 357,165 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2017	2016	2017	2016

Net income attributable to Ecolab	$ 296.6	$ 258.4	$ 550.1	$ 489.2

Weighted-average common shares outstanding
Basic	289.8	292.4	290.2	293.4
Effect of dilutive stock options and units	4.3	4.1	4.4	4.1
Diluted	294.1	296.5	294.6	297.5

Basic EPS	$ 1.02	$ 0.88	$ 1.90	$ 1.67
Diluted EPS	$ 1.01	$ 0.87	$ 1.87	$ 1.64

Anti-dilutive securities excluded from the computation of EPS	2.0	2.1	3.6	2.1

The Company’s diluted EPS for 2017 was impacted by the adoption of the new accounting guidance issued in March 2016 that amends the calculation of diluted EPS for share-based payments to exclude excess tax benefits or deficiencies from assumed proceeds during application of the treasury stock method.

12. INCOME TAXES

The Company’s tax rate was 21.4% and 24.1% for the second quarter of 2017 and 2016, respectively and 19.6% and 24.1% for the first six months of 2017 and 2016, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2017 compared to second quarter and first six months of 2016 was primarily driven by the recognition of $10.8 million and $26.8 million, respectively of excess tax benefits related to employee share-based payments (resulting from the adoption of a new accounting standard as discussed in Note 1) and, to a lesser extent, global tax planning strategies.

The Company recognized net benefits related to discrete tax items of $9.7 million and $32.5 million during the second quarter and first six months of 2017, respectively, primarily driven by the $10.8 million and $26.8 million of share-based compensation excess tax benefits noted above. The remaining discrete tax benefits were primarily related to the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

The Company recognized net expenses related to discrete tax items of $3.9 million during the second quarter of 2016 and net benefits related to discrete tax items of $0.9 million during the first six months of 2016. Second quarter net expense was driven by individually immaterial items, including adjustments to deferred tax asset and liability positions. First quarter 2016 net benefits were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2017	2016	2017	2016	2017	2016
Service cost	$ 17.5	$ 16.8	$ 7.6	$ 7.0	$ 0.7	$ 0.8
Interest cost on benefit obligation	20.9	20.4	6.9	8.1	1.5	2.0
Expected return on plan assets	(37.4)	(35.9)	(13.7)	(13.5)	(0.1)	(0.2)
Recognition of net actuarial (gain) loss	7.2	7.7	4.5	3.6	(0.6)	(0.4)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(4.2)	(0.1)
Total expense	$ 6.5	$ 7.3	$ 5.1	$ 5.0	$ (2.7)	$ 2.1

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2017	2016	2017	2016	2017	2016
Service cost	$ 35.1	$ 33.5	$ 15.1	$ 13.9	$ 1.3	$ 1.5
Interest cost on benefit obligation	41.7	40.8	13.8	16.2	2.9	4.1
Expected return on plan assets	(74.9)	(71.8)	(27.4)	(27.0)	(0.3)	(0.4)
Recognition of net actuarial (gain) loss	14.3	15.4	8.9	7.2	(1.2)	(0.8)
Amortization of prior service
cost (benefit)	(3.4)	(3.5)	(0.3)	(0.4)	(8.3)	(0.1)
Total expense	$ 12.8	$ 14.4	$ 10.1	$ 9.9	$ (5.6)	$ 4.3

As of June 30, 2017, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first six months of 2017, the Company made payments of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $3 million to such plans during the remainder of 2017.

The Company contributed $25 million to its international pension benefit plans during the first six months of 2017. The Company estimates it will contribute approximately an additional $17 million to such plans during the remainder of 2017.

During the first six months of 2017, the Company made payments of $8 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $8 million to such plans during the remainder of 2017.

The Company’s U.S. postretirement health care costs decreased in 2017 relative to the costs incurred in the comparable period of the prior year as a result of moving the U.S. postretirement healthcare plans to a Retiree Exchange approach for post-65 retiree medical coverage beginning in 2018 and the merger of Nalco U.S. postretirement health care plan with the Ecolab U.S. postretirement plan.

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

Effective in the first quarter of 2017, the Company established the Life Sciences operating segment, to align with the strategy for growth in the pharmaceutical and personal care manufacturing operations. Life Sciences is comprised of operations previously recorded in the Food & Beverage and Healthcare operating segments and has been aggregated into the Global Industrial reportable segment.  The Company also made immaterial changes to its reportable segments, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" column of the table below.

The impact of the preceding changes on previously reported full year 2016 reportable segment net sales and operating income is summarized as follows:

	December 31, 2016
		Fixed
	Values at	Currency	Segment	Values at
(millions)	2016 Rates	Rate Change	Change	2017 Rates
Net Sales
Global Industrial	$ 4,617.1	$ 6.9	$ 63.2	$ 4,687.2
Global Institutional	4,495.6	7.7	(63.2)	4,440.1
Global Energy	3,035.8	40.0	-	3,075.8
Other	806.5	(4.8)	-	801.7
Subtotal at fixed currency rates	12,955.0	49.8	-	13,004.8
Effect of foreign currency translation	197.8	(49.8)	-	148.0
Consolidated reported GAAP net sales	$ 13,152.8	$ -	$ -	$ 13,152.8

Operating Income
Global Industrial	$ 703.0	$ (0.9)	$ 17.9	$ 720.0
Global Institutional	966.7	3.0	(19.2)	950.5
Global Energy	337.1	7.9	1.7	346.7
Other	148.1	(2.5)	(0.4)	145.2
Corporate	(272.1)	(0.5)	-	(272.6)
Subtotal at fixed currency rates	1,882.8	7.0	-	1,889.8
Effect of foreign currency translation	32.2	(7.0)	-	25.2
Consolidated reported GAAP operating income	$ 1,915.0	$ -	$ -	$ 1,915.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Net Sales
Global Industrial	$ 1,209.8	$ 1,170.8	$ 2,338.4	$ 2,266.3
Global Institutional	1,221.1	1,128.4	2,299.2	2,165.8
Global Energy	792.4	762.8	1,549.4	1,534.4
Other	215.3	202.2	412.1	388.9
Subtotal at fixed currency rates	3,438.6	3,264.2	6,599.1	6,355.4
Effect of foreign currency translation	24.1	53.0	25.2	59.2
Consolidated reported GAAP net sales	$ 3,462.7	$ 3,317.2	$ 6,624.3	$ 6,414.6

Operating Income
Global Industrial	$ 167.5	$ 174.5	$ 294.5	$ 306.0
Global Institutional	259.8	243.0	451.9	435.7
Global Energy	73.4	79.7	146.4	142.3
Other	37.0	38.2	66.9	67.8
Corporate	(102.6)	(129.8)	(152.0)	(177.9)
Subtotal at fixed currency rates	435.1	405.6	807.7	773.9
Effect of foreign currency translation	3.9	6.9	4.6	10.1
Consolidated reported GAAP operating income	$ 439.0	$ 412.5	$ 812.3	$ 784.0

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

(a)

As part of implementing the new standard, the Company is in process of reviewing current accounting policies and assessing the practical expedients allowed under the new accounting guidance. In addition, the project team has started to compile and evaluate various leases. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating other impacts on the consolidated financial statements. The standard requires a modified retrospective transition to be applied at the beginning of the earliest comparative period presented in the year of adoption.

(b)

The Company’s approach to implementing the new standard includes performing a detailed review of key contracts representative of its different businesses, and comparing historical accounting policies and practices to the new standard. The Company’s focus on the identification and evaluation of performance obligations within certain contracts has identified additional performance obligations within contracts which relate to providing services to customers. These additional performance obligations, when aggregated with the service revenue that is currently reported, represent more than 10% of consolidated net sales. Upon adoption of the new standard, service revenues are expected to be reported separately from product revenues. Additionally, the Company anticipates certain costs currently classified in Selling, General, and Administrative expenses will be reclassified as Cost of Sales as they are tied to satisfaction of a service performance obligation. In addition to expanded disclosures associated with the new standard, the Company is continuing the assessment of the impact on the consolidated financial statements. The guidance permits two methods of adoption, retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method).  The Company currently anticipates utilizing the full retrospective method of adoption on January 1, 2018, which is dependent upon the completion of the analysis of information necessary to restate prior period financial statements.

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

			January 1, 2017	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-09 - Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting	March 2016	The amendment includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.	January 1, 2017	The Company included appropriate disclosures within this 10-Q to adhere to this new ASU.

ASU 2017-03 - Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323)	January 2017

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

			Effective Immediately	The Company included appropriate disclosure requirements within this 10-Q to adhere to this new ASU.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2017, and the related consolidated statements of income and comprehensive income for the six-month periods ended June 30, 2017 and 2016 and the consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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
August 3, 2017

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2017

Sales Performance

When comparing second quarter 2017 against second quarter 2016, sales performance was as follows:

•	Reported net sales increased 4% to $3,463 million, fixed currency and acquisition adjusted fixed currency sales increased 5% and 4%, respectively.
•	Fixed currency sales for our Global Industrial segment increased 3% to $1,210 million, led by Water.
•	Fixed currency sales for our Global Institutional segment increased 8% to $1,221 million, acquisition adjusted fixed currency sales increased 3%, led by growth in Specialty and Healthcare.
•

Fixed currency sales for our Global Energy segment increased 4% to $792 million, acquisition adjusted fixed currency sales increased 5%, as strong growth in well stimulation business and modest gains in the downstream business were offset by a decline in our production business.

•	Fixed currency sales for our Other segment sales increased 6% to $215 million, driven by sales growth in Pest Elimination.

Financial Performance

When comparing second quarter 2017 against second quarter 2016, financial performance was as follows:

•

Reported operating income increased 6% to $439 million. Excluding the impact of special (gains) and charges from both 2017 and 2016 reported results, adjusted operating income was flat and our adjusted fixed currency operating income increased 1%. Acquisition adjusted fixed currency operating income decreased 1%.

•

Net income attributable to Ecolab increased 15% to $297 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, our adjusted net income attributable to Ecolab increased 4%.

•

Diluted EPS of $1.01 increased 16%. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, adjusted diluted EPS increased 5% to $1.13 in the second quarter of 2017.

•

Our reported tax rate was 21.4% during the second quarter of 2017, compared to 24.1% during the second quarter of 2016. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2017 and 2016 results, our adjusted tax rate was 24.2% and 25.5% during the second quarter of 2017 and 2016, respectively.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP net sales	$ 3,462.7	$ 3,317.2	4%	$ 6,624.3	$ 6,414.6	3%
Effect of foreign currency translation	(24.1)	(53.0)		(25.2)	(59.2)
Non-GAAP fixed currency sales	$ 3,438.6	$ 3,264.2	5%	$ 6,599.1	$ 6,355.4	4%

The percentage components of the period-over-period 2017 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2017	2017
Volume	3%	2%
Price changes	1	1
Acquisition adjusted fixed currency sales change	4	3
Acquisitions and divestitures	1	1
Fixed currency sales change	5	4
Foreign currency translation	(1)	(1)
Reported GAAP net sales change	4%	3%

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2017		2016		2017		2016
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$ 1,871.6	45.9%	$ 1,785.2	46.2%	$ 3,563.1	46.2%	$ 3,416.6	46.7%
Special (gains) and charges	24.4	0.8	61.9	1.8	25.9	0.4	61.9	1.0
Non-GAAP adjusted COS and gross margin	$ 1,847.2	46.7%	$ 1,723.3	48.0%	$ 3,537.2	46.6%	$ 3,354.7	47.7%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 45.9% and 46.2% for the second quarter of 2017 and 2016, respectively. Our reported gross margin for the first six months of 2017 and 2016 was 46.2% and 46.7%, respectively.

Excluding the impact of special (gains) and charges within COS, our second quarter 2017 adjusted gross margin was 46.7% and our adjusted gross margin for the first six months of 2017 was 46.6%. These percentages compared against a second quarter 2016 adjusted gross margin of 48.0% and an adjusted gross margin of 47.7% for the first six months of 2016.

Our adjusted gross margin decrease when comparing the second quarter of 2017 against the second quarter of 2016 and the comparable periods for the first six months of 2017 and 2016 was driven primarily by higher delivered product costs, which include an unfavorable currency hedge impact when compared to 2016, which more than offset pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 32.2% for the second quarter of 2017 compared to 33.0% in 2016. For the six month period, SG&A expenses were 33.3% of sales in 2017 compared to 34.0% in 2016.The decreased SG&A ratio to sales across the periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2017	2016	2017	2016
Cost of sales
Restructuring activities	2.2	0.9	2.2	0.9
Acquisition and integration costs	11.1	-	12.6	-
Energy related charges	-	51.0	-	51.0
Other	11.1	10.0	11.1	10.0
Subtotal	24.4	61.9	25.9	61.9

Special (gains) and charges
Restructuring activities	30.8	(2.1)	30.5	0.9
Acquisition and integration costs	4.6	1.0	10.9	3.3
Energy related charges	-	12.6	-	12.6
Venezuela related gain	(5.3)	(7.8)	(5.3)	(7.8)
Other	6.7	22.5	6.9	23.5
Subtotal	36.8	26.2	43.0	32.5

Total special (gains) and charges	$ 61.2	$ 88.1	$ 68.9	$ 94.4

Restructuring activities

Restructuring activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

During the second quarter of 2017, we commenced restructuring and other cost-saving actions in order to streamline our operations. These actions include a reduction of our global workforce by approximately 530 positions, as well as asset disposals and lease terminations. As a result of these actions, we expect to incur approximately $40 to $45 million ($30 to $35 million after tax) of restructuring charges. During the second quarter of 2017, we recorded restructuring charges of $33.0 million ($25.0 million after tax) or $0.08 per diluted share, related primarily to employee termination costs. The remaining charges are expected to be recognized during the second half of 2017. As of June 30, 2017, the restructuring liability balance related to these activities was $28.4 million. We anticipate that the majority of the pretax charges will represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will be funded from operating activities. Cash payments during the second quarter of 2017 were minimal.

Net restructuring gains and charges related to our Energy and Combined restructuring plans during 2017 were minimal. During the second quarter and first six months of 2016, net restructuring activities included net restructuring gains of $1.2 million ($1.9 million after tax) or $0.01 per diluted share and net restructuring charges of $1.8 million ($0.1 million gain after tax) or less than $0.01 per diluted share, respectively. The restructuring liability balance was $28.4 million and $39.6 million as of June 30, 2017 and December 31, 2016, respectively. The reduction in liability was driven primarily by severance and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $11.1 million ($7.0 million after tax) or $0.02 per diluted share and $12.6 million ($8.0 million) or $0.03 per diluted share during the second quarter and first six months of 2017, respectively, related primarily to recognition of accelerated rent expense upon the closure of Swisher plants and disposal of excess inventory. The second quarter and first six months of 2017 also include amounts related to recognition of fair value step-up in the Anios inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $4.6 million ($3.0 million after tax) or $0.01 per diluted share and $10.9 million ($7.3 million after tax) or $0.02 per diluted share of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions during the second quarter and first six months of 2017, respectively.

During the second quarter and first six months of 2016, we incurred acquisition and integration charges of $1.0 million ($0.7 million after tax) or less than $0.01 per diluted share and $3.3 million ($2.1 million after tax) or $0.01 per diluted share, respectively. Further information related to our acquisitions is included in Note 3.

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from continued excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on our business outlook, we recorded total charges of $63.6 million ($42.9 million after tax) or $0.14 per diluted share during the second quarter and first six months of 2016, comprised of inventory write downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No such charges were incurred in 2017.

The inventory write-downs and related disposal costs of $31.1 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the second quarter of 2017, we had $4.3 million of corresponding severance remaining to be paid, which is expected to paid in the next several months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. During the second quarter of 2017 and 2016, we recorded gains of $5.3 million ($3.3 million after tax) or $0.01 per diluted share and $7.8 million ($4.9 million after tax) or $0.02 per diluted share, respectively, resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Other

During the second quarter and first six months of 2017, we recorded charges of $17.8 million ($14.4 million after tax) or $0.04 per diluted share and $18.0 million ($14.5 million after tax) or $0.04 per diluted share, respectively, related to a Global Energy vendor contract termination and litigation related charges. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

During the second quarter and first six months of 2016, we recorded a charge of $10.0 million ($6.3 million after tax) or $0.02 per diluted share related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. This charge has been included as a component of cost of sales on the Consolidated Statement of Income.

Additionally, during the second quarter and first six months of 2016, we recorded charges of $22.5 million ($13.9 million after tax) or $0.05 per diluted share and $23.5 million ($15.1 million after tax) or $0.05 per diluted share, respectively, primarily consisting of litigation related charges. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP operating income	$ 439.0	$ 412.5	6%	$ 812.3	$ 784.0	4%
Special (gains) and charges	61.2	88.1		68.9	94.4
Non-GAAP adjusted operating income	500.2	500.6	(0)	881.2	878.4	0
Effect of foreign currency translation	(3.9)	(6.9)		(4.6)	(10.1)
Non-GAAP adjusted fixed currency operating income	$ 496.3	$ 493.7	1%	$ 876.6	$ 868.3	1%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2017	2016		2017	2016
Reported GAAP operating income margin	12.7%	12.4%		12.3%	12.2%
Non-GAAP adjusted operating income margin	14.4%	15.1%		13.3%	13.7%
Non-GAAP adjusted fixed currency operating income margin	14.4%	15.1%		13.3%	13.7%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Reported operating income increased 6% and 4% in the second quarter and the first six months of 2017, respectively, versus the comparable periods of 2016. Excluding the impact of special (gains) and charges from 2017 and 2016 reported results, our adjusted operating income was flat in both the second quarter and the first six months of 2017.

Foreign currency had a negative impact on operating income growth, as adjusted fixed currency operating income increased 1% in both in the second quarter and the first six months of 2017, when compared against the second quarter and first six months of 2016. The net impact of acquisitions and divestitures added approximately 2 and 1 percentage point, respectively, to our second quarter and first six months of 2017 adjusted fixed currency operating income growth rates.

Our second quarter and first six months of 2017 adjusted fixed currency operating income increase was driven by pricing, volume growth and cost savings in our Global Institutional, Global Industrial and Other segments, which more than offset higher delivered product costs, which includes unfavorable currency hedge impact when compared to 2016, and investments in the business.

Interest Expense, Net

Net interest expense was $59.6 million and $65.3 million in the second quarter of 2017 and 2016, respectively. Net interest expense in the first six months of 2017 and 2016 was $122.1 million and $131.4 million, respectively. The decrease in net interest expense when comparing 2017 against 2016 was driven primarily by lower weighted average interest rates on outstanding debt and a change in the mix of currencies used in our hedging portfolio.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2017	2016	2017	2016
Reported GAAP tax rate	21.4%	24.1%	19.6%	24.1%
Tax rate impact of:
Special gains and charges	0.6	2.3	0.6	1.4
Discrete tax items	2.2	(0.9)	4.3	0.1
Non-GAAP adjusted tax rate	24.2%	25.5%	24.5%	25.6%

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

Our second quarter 2017 reported tax expense included $15.6 million of net tax benefits on special gains and charges and net benefits of $9.7 million associated with discrete tax items. For the first six months of 2017, our reported tax expense included $18.1 million of net tax benefits on special gains and charges and net benefits of $32.5 million associated with discrete tax items.

Our second quarter and first six months of 2017 reported tax expenses were lower than the comparable periods of 2016 primarily due to $10.8 million and $26.8 million of excess tax benefits recorded in the second quarter and first six months of 2017, respectively, resulting from the adoption of accounting changes regarding the treatment of tax benefits on share-based compensation. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. We expect excess tax benefits to impact the rate by approximately 1% to 3% for the full year of 2017.

The remaining discrete tax benefits in 2017 were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions. The corresponding impact of these items on the reported tax rate is shown in the previous table.

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

The decrease in the 2017 adjusted tax rate compared to 2016 was primarily driven by global tax planning strategies.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP net income attributable to Ecolab	$ 296.6	$ 258.4	15%	$ 550.1	$ 489.2	12%
Adjustments:
Special (gains) and charges, after tax	45.6	57.0		50.8	61.4
Discrete tax net expense (benefit)	(9.7)	3.9		(32.5)	(0.9)
Non-GAAP adjusted net income attributable to Ecolab	$ 332.5	$ 319.3	4%	$ 568.4	$ 549.7	3%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2017	2016	Change	2017	2016	Change
Reported GAAP diluted EPS	$ 1.01	$ 0.87	16%	$ 1.87	$ 1.64	14%
Adjustments:
Special (gains) and charges	0.16	0.19		0.17	0.21
Discrete tax net expense (benefit)	(0.03)	0.01		(0.11)	(0.00)
Non-GAAP adjusted diluted EPS	$ 1.13	$ 1.08	5%	$ 1.93	$ 1.85	4%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for both the second quarter and first six months of 2017, when compared to the second quarter and first six months of 2016.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the second quarter and first six months of 2017 and 2016 for each of our reportable segments were as follows:

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2017	2016	Change	2017	2016	Change
Global Industrial	$ 1,209.8	$ 1,170.8	3%	$ 2,338.4	$ 2,266.3	3%
Global Institutional	1,221.1	1,128.4	8	2,299.2	2,165.8	6
Global Energy	792.4	762.8	4	1,549.4	1,534.4	1
Other	215.3	202.2	6	412.1	388.9	6
Subtotal at fixed currency	3,438.6	3,264.2	5	6,599.1	6,355.4	4
Effect of foreign currency translation	24.1	53.0		25.2	59.2
Consolidated reported GAAP net sales	$ 3,462.7	$ 3,317.2	4%	$ 6,624.3	$ 6,414.6	3%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2017	2016	Change	2017	2016	Change
Global Industrial	$ 167.5	$ 174.5	(4)%	$ 294.5	$ 306.0	(4)%
Global Institutional	259.8	243.0	7	451.9	435.7	4
Global Energy	73.4	79.7	(8)	146.4	142.3	3
Other	37.0	38.2	(3)	66.9	67.8	(1)
Corporate	(102.6)	(129.8)		(152.0)	(177.9)
Subtotal at fixed currency	435.1	405.6	7	807.7	773.9	4
Effect of foreign currency translation	3.9	6.9		4.6	10.1
Consolidated reported GAAP operating income	$ 439.0	$ 412.5	6%	$ 812.3	$ 784.0	4%

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2017 against the second quarter and first six months of 2016.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$ 1,209.8	$ 1,170.8	$ 2,338.4	$ 2,266.3
Sales at public currency (millions)	1,223.0	1,196.7	2,352.5	2,297.4

Volume	2%		2%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	3%		3%
Acquisitions and divestitures	1%		0%
Fixed currency sales change	3%		3%
Foreign currency translation	(1)%		(1)%
Public currency sales change	2%		2%

Operating income at fixed currency (millions)	$ 167.5	$ 174.5	$ 294.5	$ 306.0
Operating income at public currency (millions)	170.1	178.5	297.5	311.9

Fixed currency operating income change	(4)%		(4)%
Fixed currency operating income margin	13.8%	14.9%	12.6%	13.5%
Acquisition adjusted fixed currency operating income change	(4)%		(4)%
Acquisition adjusted fixed currency operating income margin	13.9%	14.9%	12.6%	13.5%
Public currency operating income change	(5)%		(5)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the second quarter and first six months of 2017, benefitting from volume gains and pricing. At a regional level, both the second quarter and first six months sales showed good growth in Asia Pacific, North America and Latin America.

At an operating segment level, Water fixed currency sales increased 4% (3% acquisition adjusted) in the second quarter of 2017 and 3% (2% acquisition adjusted) in the first six months of 2017. Good growth in light industry sales led by innovative technology and service offerings. Heavy industry also recorded minimal growth. Mining sales were relatively stable as new business wins were offset by the impact of prior mine closures. Food & Beverage fixed currency sales increased 3% in the second quarter of 2017 and 3% in the first six months of 2017, benefiting from corporate account share gains and pricing, which more than offset generally flat industry trends. Growth was led by the food, beverage and brew markets. Paper fixed currency sales increased 2% in the second quarter of 2017 and 3% in the first six months of 2017, benefiting from strong sales efforts and business wins, which more than offset challenging market conditions in China and Europe. Textile Care fixed currency sales increased 2% in the second quarter of 2017 and 3% in the first six months of 2017, benefiting from new customer accounts in Europe. Life Sciences fixed currency sales increased 5% in the second quarter of 2017 and 7% in the first six months of 2017. Good growth from business wins and pricing execution, led by strong sales of cleaning and disinfection programs in the pharmaceutical market and better program penetration in the personal care market.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Industrial decreased in both the second quarter and first six months of 2017. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 1.0 and 0.9 percentage points during the second quarter and first six months of 2017, respectively, negatively impacted by approximately 2.5 and 1.9 percentage points for the respective periods, related to higher delivered product costs, which includes an unfavorable currency hedge impact, and investments in business. Favorable impact of sales volume gains and pricing added approximately 1.2 and 0.7 percentage points during the second quarter and first six months of 2017, respectively.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$ 1,221.1	$ 1,128.4	$ 2,299.2	$ 2,165.8
Sales at public currency (millions)	1,226.1	1,144.3	2,303.4	2,185.3

Volume	2%		2%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	3%		3%
Acquisitions and divestitures	5%		3%
Fixed currency sales change	8%		6%
Foreign currency translation	(1)%		(1)%
Public currency sales change	7%		5%

Operating income at fixed currency (millions)	$ 259.8	$ 243.0	$ 451.9	$ 435.7
Operating income at public currency (millions)	260.1	245.2	452.2	438.6

Fixed currency operating income change	7%		4%
Fixed currency operating income margin	21.3%	21.5%	19.7%	20.1%
Acquisition adjusted fixed currency operating income change	3%		1%
Acquisition adjusted fixed currency operating income margin	21.6%	21.7%	19.8%	20.3%
Public currency operating income change	6%		3%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the second quarter and first six months of 2017, driven by volume growth, acquisitions and pricing gains. At a regional level, both the second quarter and first six months sales increase was led by good growth in Latin America and North America.

At an operating segment level, Institutional fixed currency sales increased 1% in both the second quarter of 2017 and first six months of 2017. Acquisition adjusted fixed currency sales increased 2% in both the second quarter and first six months of 2017, respectively, when adjusting for the divestiture of the restroom cleaning business initially acquired through the Swisher transaction. Global lodging demand continued to show modest growth while global full service restaurant industry foot traffic remained soft, particularly in North America. Specialty fixed currency sales 10% in the second quarter of 2017 and 7% in the first six months of 2017, led primarily by new account wins and growth in global quick service accounts, leveraging generally modest industry trends. New business gains remain strong, driven by increased service coverage, new product innovations, additional customer solutions and a continued focus among our customers on food safety. In addition, the timing of some existing customer shipments benefited the second quarter. Healthcare fixed currency sales increased 52% in the second quarter of 2017 and 37% in the first six months of 2017. Fixed currency sales increased 5% in both the second quarter and first six months of 2017, respectively, when adjusted for the Anios acquisition. Strong growth for Healthcare in North America and Europe reflected the continued focus on our value proposition, leading to customer gains and product penetration.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in both the second quarter and first six months of 2017. Fixed currency operating income margins decreased in both the second quarter and first six months of 2017. Acquisitions had a positive impact on fixed currency operating income growth and minimal impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased by 0.1 percentage points and 0.5 percentage points during the second quarter and first six months of 2017, respectively, negatively impacted by approximately 1.7 and 1.8 percentage points for the respective periods, related to innovation and customer investments and higher delivered product costs, which includes an unfavorable currency hedge impact. Sales volume and pricing gains favorably impacted acquisition adjusted fixed currency operating income margins by adding approximately 1.4 percentage points in both the second quarter and first six months of 2017.

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$ 792.4	$ 762.8	$ 1,549.4	$ 1,534.4
Sales at public currency (millions)	797.4	771.1	1,555.3	1,538.4

Volume	6%		3%
Price changes	(1)%		(1)%
Acquisition adjusted fixed currency sales change	5%		2%
Acquisitions and divestitures	(1)%		(1)%
Fixed currency sales change	4%		1%
Foreign currency translation	(0)%		0%
Public currency sales change	3%		1%

Operating income at fixed currency (millions)	$ 73.4	$ 79.7	$ 146.4	$ 142.3
Operating income at public currency (millions)	74.4	80.3	147.6	143.1

Fixed currency operating income change	(8)%		3%
Fixed currency operating income margin	9.3%	10.4%	9.4%	9.3%
Acquisition adjusted fixed currency operating income change	(4)%		7%
Acquisition adjusted fixed currency operating income margin	9.2%	10.0%	9.3%	8.9%
Public currency operating income change	(7)%		3%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Energy had a strong growth in the well stimulation business, while the production business showed a modest decline, impacted by continued lower price and customer product usage. Sales in our downstream rose modestly. Regionally, North America showed improvement, while our international regions showed some decline.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Energy decreased during the second quarter and increased during the first six months of 2017. Acquisitions had a negative impact on the fixed currency operating income and minimal impact on the fixed currency operating income margins during the second quarter and first six months of 2017.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment decreased 0.8 percentage points and increased 0.4 percentage points in the second quarter and first six months of 2017, respectively. Higher delivered product costs, which includes an unfavorable currency hedge impact when compared to the first six months of 2016, a rebuild of compensation reductions made in 2016 and reduced pricing negatively impacted margins by approximately 1.9 and 1.6 percentage points in the second quarter and first six months of 2017. Cost reduction actions favorably impacted the margins by approximately 1.1 and 2.5 percentage points for the respective periods.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$ 215.3	$ 202.2	$ 412.1	$ 388.9
Sales at public currency (millions)	216.2	205.1	413.1	393.5

Volume	5%		4%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	6%		6%
Acquisitions and divestitures	0%		(0)%
Fixed currency sales change	6%		6%
Foreign currency translation	(1)%		(1)%
Public currency sales change	5%		5%

Operating income at fixed currency (millions)	$ 37.0	$ 38.2	$ 66.9	$ 67.8
Operating income at public currency (millions)	37.1	38.9	67.1	69.0

Fixed currency operating income change	(3)%		(1)%
Fixed currency operating income margin	17.2%	18.9%	16.2%	17.4%
Acquisition adjusted fixed currency operating income change	(3)%		(1)%
Acquisition adjusted fixed currency operating income margin	17.2%	18.9%	16.2%	17.4%
Public currency operating income change	(5)%		(3)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other increased in both the second quarter and first six months of 2017, driven by both volume and pricing gains. At a regional level, both the second quarter and first six months sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 8% and 7% in the second quarter and first six months of 2017, respectively. Sales to food retail, hospitality, restaurant, and food processing customers led the growth. Equipment Care sales increased 2% and 3% in the second quarter and first six months of 2017, respectively. Slower new account acquisition impacted results.

Operating Income

Fixed currency operating income margins for Other segment decreased 1.7 and 1.2 percentage points during the second quarter and first six months of 2017. Field investments negatively impacted comparable margins by approximately 2.8 and 2.5 percentage points for the respective periods, which more than offset the favorable impact of sales volume and pricing increases which added approximately 1.1 and 1.3 percentage points.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 35 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 31.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $19.5 billion and $18.3 billion as of June 30, 2017 and December 31, 2016, respectively. The increase in assets was driven primarily by the impact of the Anios acquisition. Total liabilities were $12.5 billion as of June 30, 2017 and $11.4 billion as of December 31, 2016. Total debt was $7.7 billion as of June 30, 2017 and $6.7 billion as of December 31, 2016.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2017	2016
(ratio)
Net debt to EBITDA	2.6	2.8
Net debt to adjusted EBITDA	2.6	2.3

(millions)
Total debt	$ 7,679.9	$ 6,846.9
Cash	260.7	167.4
Net debt	$ 7,419.2	$ 6,679.5

Net income including non-controlling interest	$ 1,306.4	$ 968.6
Provision for income taxes	381.6	299.9
Interest expense, net	255.3	251.3
Depreciation	579.4	549.7
Amortization	291.6	295.4
EBITDA	2,814.3	2,364.9

Special (gains) and charges impacting EBITDA	80.0	504.8
Adjusted EBITDA	$ 2,894.3	$ 2,869.7

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2017	2016	Change
Cash provided by operating activities	$ 859.7	$ 874.8	$ (15.1)

Year-over-year comparability was negatively impacted primarily by a decrease in comparable pension contributions offset by an increase in comparable income tax payments and changes in working capital (accounts receivable, inventory and accounts payable) metrics. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	Six Months Ended
	June 30
(millions)	2017	2016	Change
Cash used for investing activities	$ 1,150.1	$ (323.9)	$ 1,474.0

Year-over-year comparability in our investing activities was impacted primarily by the Anios acquisition in the first quarter of 2017. See Note 3 for further information. We also continue to make investments in our business, including capital expenditures.

Financing Activities

	Six Months Ended
	June 30
(millions)	2017	2016	Change
Cash provided by (used for) financing activities	$ 226.0	$ (477.2)	$ 703.2

During the first six months of 2017, we had net issuances of commercial paper and notes payable of $910 million. We repurchased $501 million of shares, including $300 million shares through an ASR program initiated in February 2017. Refer to Note 10 for further discussion on our ASRs. We also distributed $223 million of dividends.

During the first six months of 2016, we issued $400 million 2.00% and $400 million 3.25% senior notes and repaid the remaining $125 million of our term loan borrowings. We had net repayments of commercial paper and notes payable of $340 million. We repurchased $638 million of shares, including $300 million shares through an ASR program initiated in February 2016, and distributed $218 million of dividends.

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

As of June 30, 2017, we had $260.7 million of cash and cash equivalents on hand, of which $254.7 million was held outside of the U.S.

As of June 30, 2017, we had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports our $2.0 billion U.S. commercial paper program and our $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2017, we had $581 million and $337 million (€300 million) in outstanding U.S. and Euro commercial paper, respectively with an average annual interest rate of 0.9%. As of June 30, 2017, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first six months of 2016 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of June 30, 2017, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2016 disclosed total notes payable and long-term debt due within one year of $0.5 billion. As of June 30, 2017, the total notes payable and long-term debt due within one year increased to $1.8 billion. The increase primarily reflected commercial paper borrowings during the first six months of 2017.

Our gross liability for uncertain tax positions was $78 million as of June 30, 2017 and $76 million as of December 31, 2016. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 23% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity has been gradually recovering from 2016’s lows during the first six months of 2017, with strong gains in drilling activity over the past year and recovering capital expenditure trends in 2017.

Global demand for oil and overall energy consumption has shown modest growth over this period. Oil prices have risen from their lows in early 2016.

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

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

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

For the six months ended June 30, 2017, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

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

Item 4. Controls and Procedures

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through June 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the Texas Commission on Environmental Quality (“TCEQ”) issued a Notice of Enforcement and Notice of Violation related to Ecolab’s facility in Fresno, TX on August 29, 2014, alleging violations of the facility’s air permits and various state and federal air laws, which was followed by the issuance of a draft consent decree to Ecolab on June 24, 2015. The Company subsequently signed an Agreed Order on May 2, 2016, which became effective upon approval by the TCEQ on May 4, 2017. The total administrative penalty imposed by the TCEQ under the Agreed Order was approximately $1.06 million. Of that amount, approximately $425,000 was paid by the company simultaneously with its execution of the Agreed Order in May 2016, approximately $425,000 was conditionally offset by the company’s completion of three supplemental environmental projects, which it completed in May 2017, and approximately $210,000 was deferred and will be waived contingent upon the company’s compliance with the terms of the Agreed Order, which requires the company’s completion of a number of technical requirements, including revisions to two permits.

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 43 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below, which appeared in our report on Form 10-Q for the quarterly period ended March 31, 2017, provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the aforementioned Form 10-K. There have been no further changes to our risk factors from those disclosed in the aforementioned reports.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
April 1-30, 2017	11,428	127.0622	-	14,222,229
May 1-31, 2017	623,491	127.3714	605,559	13,616,670
June 1-30, 2017	624,831	132.7605	616,499	13,000,171
Total	1,259,750	130.0416	1,222,058	13,000,171

(1)

Includes 37,692 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. In connection with the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $321,071 during the subsidiary’s second quarter ended May 31, 2017, and additional sales of such products totaling $379,000 during June 2017, were made to a distributor in Dubai and two distributors in Iran. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

(a)	The following documents are filed as exhibits to this report:

(10.1a)Amended and Restated Dealer Agreement dated 9 June 2017 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch and Credit Suisse Securities (Europe) Limited (as Dealers).

(10.1b)Amended and Restated Note Agency Agreement dated 9 June 2017 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), and Citibank, N.A., London Branch (as Issuer and Paying Agent).

(10.1c)Deed of Covenant made on 9 June 2017 by Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers).

(10.1d)Deed of Guarantee made on 9 June 2017 by Ecolab Inc.

(10.2)Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective June 23, 2017 (incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K filed on June 23, 2017).  (File No. 001-9328).

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

ECOLAB INC.

Date: August 3, 2017	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document	Method of Filing
(10.1a)

Amended and Restated Dealer Agreement dated 9 June 2017 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch and Credit Suisse Securities (Europe) Limited (as Dealers).

Filed herewith electronically.

(10.1b)

Amended and Restated Note Agency Agreement dated 9 June 2017 between Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), and Citibank, N.A., London Branch (as Issuer and Paying Agent).

Filed herewith electronically.

(10.1c)	Deed of Covenant made on 9 June 2017 by Ecolab Inc., Ecolab Lux 1 S.à r.l., Ecolab Lux 2 S.à r.l., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers).	Filed herewith electronically.

(10.1d)	Deed of Guarantee made on 9 June 2017 by Ecolab Inc.	Filed herewith electronically.

(10.2)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective June 23, 2017 (incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K filed on June 23, 2017). (File No. 001-9328).	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.

(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.

(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.

(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.1)	Interactive Data File.	Filed herewith electronically.