Form 10-Q
period 2017-09-30
ECOLAB INC.
filed 2017-11-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2017.

288,914,305 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2017	2016	2017	2016

Net sales	$3,563.3	$3,386.1	$10,187.6	$9,800.7
Operating expenses
Cost of sales (including special charges (a))	1,891.3	1,737.2	5,454.4	5,153.8
Selling, general and administrative expenses	1,087.3	1,071.6	3,293.2	3,253.1
Special (gains) and charges	4.9	3.2	47.9	35.7
Operating income	579.8	574.1	1,392.1	1,358.1
Interest expense, net	55.1	64.9	177.2	196.3
Income before income taxes	524.7	509.2	1,214.9	1,161.8
Provision for income taxes	128.9	129.7	264.2	286.7
Net income including noncontrolling interest	395.8	379.5	950.7	875.1
Net income attributable to noncontrolling interest	3.4	5.4	8.2	11.8
Net income attributable to Ecolab	$392.4	$374.1	$942.5	$863.3

Earnings attributable to Ecolab per common share
Basic	$ 1.36	$ 1.28	$ 3.25	$ 2.95
Diluted	$ 1.34	$ 1.27	$ 3.20	$ 2.91

Dividends declared per common share	$0.370	$0.350	$1.110	$1.050

Weighted-average common shares outstanding
Basic	289.0	291.6	289.8	292.8
Diluted	293.4	295.7	294.2	297.1

(a)	Cost of sales includes special charges of $0.3 million in the third quarter of 2017, and $26.2 million and $61.9 million in the first nine months of 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016

Net income including noncontrolling interest	$395.8	$379.5	$950.7	$875.1

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	150.6	17.2	275.8	(1.3)
Loss on net investment hedges	(50.9)	(1.2)	(103.7)	(29.1)
	99.7	16.0	172.1	(30.4)

Derivatives and hedging instruments	(20.8)	(9.5)	(29.1)	(40.2)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	1.3	5.6	8.2	16.7
Postretirement benefits changes	-	30.9		30.9
	1.3	36.5	8.2	47.6

Subtotal	80.2	43.0	151.2	(23.0)

Total comprehensive income, including noncontrolling interest	476.0	422.5	1,101.9	852.1
Comprehensive income attributable to noncontrolling interest	4.0	8.0	10.8	17.8
Comprehensive income attributable to Ecolab	$472.0	$414.5	$1,091.1	$834.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30	December 31
(millions, except shares and per share amounts)	2017	2016

ASSETS
Current assets
Cash and cash equivalents	$209.1	$327.4
Accounts receivable, net	2,533.2	2,341.2
Inventories	1,509.0	1,319.4
Other current assets	363.2	291.4
Total current assets	4,614.5	4,279.4
Property, plant and equipment, net	3,617.2	3,365.0
Goodwill	7,154.4	6,383.0
Other intangible assets, net	4,039.6	3,817.8
Other assets	431.0	485.0
Total assets	$19,856.7	$18,330.2

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,073.0	$541.3
Accounts payable	1,115.9	983.2
Compensation and benefits	509.8	516.3
Income taxes	51.7	87.4
Other current liabilities	1,006.2	891.2
Total current liabilities	3,756.6	3,019.4
Long-term debt	6,484.5	6,145.7
Postretirement health care and pension benefits	983.7	1,019.2
Deferred income taxes	1,030.2	970.2
Other liabilities	302.5	204.8
Total liabilities	12,557.5	11,359.3

Equity (a)
Common stock	354.2	352.6
Additional paid-in capital	5,397.5	5,270.8
Retained earnings	7,598.0	6,975.0
Accumulated other comprehensive loss	(1,564.3)	(1,712.9)
Treasury stock	(4,563.1)	(3,984.4)
Total Ecolab shareholders’ equity	7,222.3	6,901.1
Noncontrolling interest	76.9	69.8
Total equity	7,299.2	6,970.9
Total liabilities and equity	$19,856.7	$18,330.2

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 288.9 million shares outstanding at September 30, 2017 and 291.8 million shares outstanding at December 31, 2016. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2017	2016

OPERATING ACTIVITIES
Net income including noncontrolling interest	$950.7	$875.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	437.0	420.9
Amortization	228.5	217.2
Deferred income taxes	10.4	(55.3)
Share-based compensation expense	71.8	67.7
Excess tax benefits from share-based payment arrangements	-	(39.5)
Pension and postretirement plan contributions	(131.0)	(207.0)
Pension and postretirement plan expense	26.5	43.1
Restructuring charges, net of cash paid	13.3	(48.1)
Asset charges and write-downs	-	50.9
Other, net	19.9	11.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23.5)	37.8
Inventories	(116.9)	34.6
Other assets	8.4	(14.0)
Accounts payable	57.0	(37.6)
Other liabilities	(107.2)	134.0
Cash provided by operating activities	1,444.9	1,491.7

INVESTING ACTIVITIES
Capital expenditures	(538.2)	(478.6)
Capitalized software expenditures	(55.8)	(32.2)
Property and other assets sold	4.1	29.6
Acquisitions and investments in affiliates, net of cash acquired	(831.2)	(44.7)
Deposit into acquisition related escrow	(0.8)	-
Restricted cash activity	53.8	(55.9)
Cash used for investing activities	(1,368.1)	(581.8)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	187.8	(522.4)
Long-term debt borrowings	495.0	793.8
Long-term debt repayments	(20.1)	(130.5)
Reacquired shares	(587.7)	(737.8)
Dividends paid	(330.3)	(324.5)
Exercise of employee stock options	63.0	62.3
Excess tax benefits from share-based payment arrangements	-	39.5
Acquisition related liabilities and contingent consideration	(8.2)	(3.8)
Cash provided by (used for) financing activities	(200.5)	(823.4)

Effect of exchange rate changes on cash and cash equivalents	5.4	1.3

Increase (decrease) in cash and cash equivalents	(118.3)	87.8
Cash and cash equivalents, beginning of period	327.4	92.8
Cash and cash equivalents, end of period	$209.1	$180.6

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2017 and 2016 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss) and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

During the first quarter of 2017, the Company adopted the accounting guidance issued in March 2016 that amends certain aspects of share-based compensation for employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classifications on the Consolidated Statement of Cash Flows. Under the new guidance, all excess tax benefits or deficiencies are to be recognized prospectively as discrete income tax items on the Consolidated Statement of Income, while previous guidance required realized excess tax benefits or deficiencies to be recognized in additional paid-in capital. The Company recorded $2.4 million and $29.2 million of excess tax benefits during the third quarter and first nine months of 2017, respectively. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Adoption of the accounting standard also eliminated the requirement that excess tax benefits be realized before they can be recognized, and as a result, the Company recorded a $1.9 million cumulative-effect adjustment for previously unrecognized excess tax benefits.

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

With respect to the unaudited financial information of the Company for the third quarter and nine months ended September 30, 2017 and 2016 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 2, 2017 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Cost of sales
Restructuring activities	$-	$-	$2.2	$0.9
Acquisition and integration costs	0.3	-	12.9	-
Energy related charges	-	-	-	51.0
Other	-	-	11.1	10.0
Subtotal	0.3	-	26.2	61.9

Special (gains) and charges
Restructuring activities	4.1	(7.7)	34.6	(6.8)
Acquisition and integration costs	1.8	1.7	12.7	5.0
Energy related charges	-	-	-	12.6
Venezuela related gain	(3.2)	-	(8.5)	(7.8)
Other	2.2	9.2	9.1	32.7
Subtotal	4.9	3.2	47.9	35.7

Total special (gains) and charges	$5.2	$3.2	$74.1	$97.6

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

During the second quarter of 2017, the Company commenced restructuring and other cost-saving actions in order to streamline its operations. These actions include a reduction of the Company’s global workforce by approximately 570 positions, as well as asset disposals and lease terminations. As a result of these actions, the Company expects to incur $40  to $45 million ($30 to $35 million after tax) of restructuring charges, the majority of which is expected to be incurred during 2017. The Company recorded restructuring charges of $3.6 million ($1.3 million after tax) and $36.6 million ($26.2 million after tax) during the third quarter and first nine months of 2017, respectively, related primarily to employee termination costs. As of September 30, 2017, the restructuring liability balance related to these actions was $28.2 million. The Company anticipates the majority of the pretax charges will represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will be funded from operating activities. Cash payments during the third quarter and first nine months of 2017 were $4.3 million and $4.9 million, respectively.

Net restructuring charges related to the Company’s Energy and Combined restructuring plans during 2017 were minimal during the third quarter and first nine months of 2017. During the third quarter and first nine months of 2016, net restructuring activities included net restructuring gains of $7.7 million ($7.2 million after tax) and $5.9 million ($7.3 million after tax), respectively. The restructuring liability balance was $23.1 million and $39.6 million as of September 30, 2017 and December 31, 2016, respectively. The reduction in liability was driven primarily by severance and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $0.3 million ($0.2 million after tax) in the third quarter of 2017 related to disposal of excess inventory and $12.9 million ($8.2 million after tax) during the first nine months of 2017 related primarily to recognition of accelerated rent expense upon the closure of Swisher Hygiene Inc. (“Swisher”) plants and disposal of excess inventory. The first nine months of 2017 also include amounts related to recognition of fair value step-up in the Laboratoires Anios (“Anios”) inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.2 million after tax) and $12.7 million ($8.5 million after tax) of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions during the third quarter and first nine months of 2017, respectively.

During the third quarter and first nine months of 2016, the Company incurred acquisition and integration charges of $1.7 million ($1.0 million after tax) and $5.0 million ($3.1 million after tax), respectively. Further information related to the Company’s acquisitions is included in Note 3.

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on the Company’s business outlook, the Company recorded total charges of $63.6 million ($42.9 million after tax) during the first nine months of 2016, comprised of inventory write downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No such charges were incurred in 2017.

The inventory write-downs and related disposal costs of $31.1 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of the Company’s North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the third quarter of 2017, the Company had $3.2 million of corresponding severance remaining to be paid, which is expected to be paid in the next several months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries. The Company recorded gains due to U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation of $3.2 million ($2.0 million after tax) during the third quarter of 2017 and $8.5 million ($5.3 million after tax) during the first nine months of 2017. In 2016, the Company recorded no such gains during the third quarter and $7.8 million ($4.9 million after tax) during the first nine months.

Other

During the third quarter of 2017, the Company recorded charges of $2.2 million ($1.4 million after tax) related to litigation. During the first nine months of 2017, the Company recorded charges of $20.2 million ($15.9 million after tax) related to litigation and a Global Energy vendor contract termination. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

During the first nine months of 2016, the Company recorded a charge of $10.0 million ($6.3 million after tax) related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. This charge has been included as a component of cost of sales on the Consolidated Statement of Income. There were no such charges in the third quarter of 2016.

Additionally, during the third quarter and first nine months of 2016, the Company recorded charges of $9.2 million ($5.6 million after tax) and $32.7 million ($20.7 million after tax), respectively, primarily consisting of litigation related charges. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired entities have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet and results of the Company from the date of acquisition. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first nine months of 2017 and 2016 were not material to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

Anios Acquisition

On February 1, 2017, the Company acquired Anios for total consideration of $798.3 million, including satisfaction of outstanding debt. Anios is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions the Company is able to offer while also providing a complementary geographic footprint within the healthcare market. With pre-acquisition annual sales of approximately $245 million, the acquired business became part of the Company’s Global Institutional reportable segment during the first quarter of 2017. During 2016, the Company deposited €50 million in an escrow account that was released back to the Company upon closing of the transaction in February 2017. As shown within Note 4, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2016.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected in the Consolidated Statement of Income. See Note 2 for additional information related to the Company’s special gains and charges related to such activities.

The Anios acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change. Amounts for certain deferred tax assets and liabilities, environmental reserves, certain tangible and intangible assets, income tax uncertainties, and goodwill remain subject to change, as information necessary to complete the analysis is obtained. The Company expects to finalize these by the filing of the 2017 Form 10-K.

The following table summarizes the preliminary value of Anios assets acquired and liabilities assumed as of the acquisition date.

(millions)
Tangible assets	$142.7
Identifiable intangible assets:
Customer relationships	252.0
Trademarks	65.7
Other technology	16.1
Total assets acquired	476.5

Total liabilities assumed	184.7

Goodwill	506.5
Total consideration transferred	798.3

Long-term debt repaid upon close	192.8
Net consideration transferred to sellers	$605.5

Net tangible assets are primarily comprised of accounts receivable of $66.2 million, property, plant and equipment of $25.6 million and inventory of $29.7 million.

Customer relationships, trademarks, and other technology are being amortized over weighted average lives of 20, 17, and 11 years, respectively.

Goodwill of $506.5 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s healthcare portfolio. The goodwill was initially assigned to the Healthcare operating segment within the Global Institutional reportable segment and will be allocated to other operating segments within the purchase accounting window. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other Acquisitions

Excluding the Anios acquisition, during the first nine months of 2017, the Company paid $32.6 million for acquisitions, of which $18.4 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

During the first nine months of 2016, the Company paid $48.5 million for acquisitions, of which $2.5 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 5 years. Additionally, there were immaterial purchase price adjustments related to prior year acquisitions.

Subsequent Event Activity

The Company entered into various purchase agreements which are expected to close in the fourth quarter of 2017. None of the agreements are material to the consolidated financial statements, individually or in the aggregate.

Dispositions

There were no business dispositions during the first nine months of 2017 or 2016.

Subsequent Event Activity

In October 2017, the Company entered into an agreement to sell its Equipment Care business which subsequently closed on November 1, 2017. The disposition is not expected to be material to the consolidated financial statements.

4. BALANCE SHEET INFORMATION

	September 30	December 31
(millions)	2017	2016
Accounts receivable, net
Accounts receivable	$2,606.4	$2,408.8
Allowance for doubtful accounts	(73.2)	(67.6)
Total	$2,533.2	$2,341.2

Inventories
Finished goods	$1,004.8	$860.0
Raw materials and parts	461.0	408.4
Inventories at FIFO cost	1,465.8	1,268.4
FIFO cost to LIFO cost difference	43.2	51.0
Total	$1,509.0	$1,319.4

Other current assets
Prepaid assets	$128.2	$98.3
Taxes receivable	155.9	105.0
Derivative assets	29.0	46.3
Other	50.1	41.8
Total	$363.2	$291.4

Property, plant and equipment, net
Land	$227.4	$211.0
Buildings and leasehold improvements	1,174.5	1,121.2
Machinery and equipment	2,219.3	2,035.8
Merchandising and customer equipment	2,396.6	2,199.4
Capitalized software	583.0	531.1
Construction in progress	422.0	344.1
	7,022.8	6,442.6
Accumulated depreciation	(3,405.6)	(3,077.6)
Total	$3,617.2	$3,365.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	$3,588.2	$3,206.1
Trademarks	378.8	303.3
Patents	459.7	446.5
Other technology	229.1	210.5
	4,655.8	4,166.4
Accumulated amortization
Customer relationships	(1,356.1)	(1,148.2)
Trademarks	(144.6)	(125.2)
Patents	(179.0)	(157.3)
Other technology	(166.5)	(147.9)
	(1,846.2)	(1,578.6)
Net intangible assets subject to amortization	2,809.6	2,587.8
Total	$4,039.6	$3,817.8

Other assets
Deferred income taxes	$105.3	$92.3
Pension	35.6	27.2
Derivative assets	-	21.5
Restricted cash	-	53.0
Other	290.1	291.0
Total	$431.0	$485.0

	September 30	December 31
(millions)	2017	2016
Other current liabilities
Discounts and rebates	$318.3	$275.2
Dividends payable	106.9	108.0
Interest payable	70.4	37.3
Taxes payable, other than income	117.0	103.7
Derivative liabilities	86.6	24.6
Restructuring	45.7	30.5
Other	261.3	311.9
Total	$1,006.2	$891.2

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(37.6)	$(8.5)
Unrecognized pension and postretirement benefit expense, net of tax	(527.2)	(511.4)
Cumulative translation, net of tax	(999.5)	(1,193.0)
Total	$(1,564.3)	$(1,712.9)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2017 and December 31, 2016.

	September 30	December 31
(millions)	2017	2016
Short-term debt
Commercial paper	$238.0	$-
Notes payable	24.2	29.9
Long-term debt, current maturities	810.8	511.4
Total	$1,073.0	$541.3

Line of Credit

As of September 30, 2017, the Company had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2017 or December 31, 2016.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of September 30, 2017, the Company had $238.0 million (€200 million) of commercial paper outstanding under its Euro program and no commercial paper outstanding under its U.S. program. As of December 31, 2016, the Company had no commercial paper outstanding under either program.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2017 and December 31, 2016.

	Maturity	September 30	December 31
(millions)	by Year	2017	2016
Long-term debt
Public notes (2017 principal amount)
Five year 2012 senior notes ($500 million)	2017	$499.6	$498.9
Three year 2015 senior notes ($300 million)	2018	299.5	298.9
Three year 2016 senior notes ($400 million)	2019	396.6	395.9
Five year 2015 senior notes ($300 million)	2020	298.9	298.6
Ten year 2011 senior notes ($1.25 billion)	2021	1,245.6	1,244.8
Five year 2017 senior notes ($500 million)	2022	496.0	-
Seven year 2016 senior notes ($400 million)	2023	397.4	397.0
Seven year 2016 senior notes (€575 million)	2024	676.5	608.4
Ten year 2015 senior notes (€575 million)	2025	679.5	604.3
Ten year 2016 senior notes ($750 million)	2026	742.7	742.1
Thirty year 2011 senior notes ($750 million)	2041	739.1	738.7
Thirty year 2016 senior notes ($250 million)	2046	245.9	245.9
Private notes (2017 principal amount)
Series A private placement senior notes ($250 million)	2018	248.8	248.9
Series B private placement senior notes ($250 million)	2023	249.3	249.2
Capital lease obligations		4.9	5.2
Other		75.0	80.3
Total debt		7,295.3	6,657.1
Long-term debt, current maturities		(810.8)	(511.4)
Total long-term debt		$6,484.5	$6,145.7

Public Notes

In August 2017, the Company issued a $500 million aggregate principal five year fixed rate note with a coupon rate of 2.375%. The proceeds were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

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

Covenants

The Company is in compliance with its debt covenants as of September 30, 2017.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and the first nine months of 2017 and 2016 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Interest expense	$60.7	$69.0	$191.0	$209.4
Interest income	(5.6)	(4.1)	(13.8)	(13.1)
Interest expense, net	$55.1	$64.9	$177.2	$196.3

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2017 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2016	$2,522.3	$653.4	$3,093.6	$113.7	$6,383.0
Reclassifications (a)	62.7	(62.7)	-	-	-
December 31, 2016 revised	$2,585.0	$590.7	$3,093.6	$113.7	$6,383.0
Current year business combinations (b)	4.1	506.5	-	-	510.6
Prior year business combinations (c)	-	-	0.3	-	0.3
Effect of foreign currency translation	97.9	41.6	116.8	4.2	260.5
September 30, 2017	$2,687.0	$1,138.8	$3,210.7	$117.9	$7,154.4

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

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter of 2017 and 2016 was $77.6 million and $71.9 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2017 and 2016 was $228.5 million and $217.2 million, respectively. Estimated amortization for the remaining three month period of 2017 related to other amortizable intangible assets is expected to be approximately $84 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2017
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$52.1	$-	$52.1	$-
Liabilities
Foreign currency forward contracts	209.2	-	209.2	-
Interest rate swap agreements	3.6	-	3.6	-

	December 31, 2016
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$ 93.4	$ -	$ 93.4	$ -

Liabilities
Foreign currency forward contracts	46.7	-	46.7	-
Interest rate swap agreements	3.5	-	3.5	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments classified as Level 2. The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30		December 31
(millions)	2017		2016
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,295.3	$7,707.6	$6,657.1	$6,963.9

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2017	2016	2017	2016
Derivatives designated as hedging instruments
Foreign currency forward contracts	$30.2	$73.4	$156.7	$19.8
Interest rate swap agreements	-	-	3.6	3.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	21.9	20.0	52.5	26.9
Gross value of derivatives	52.1	93.4	212.8	50.2

Gross amounts offset in the Consolidated Balance Sheet	(23.1)	(25.7)	(23.1)	(25.7)
Net value of derivatives	$29.0	$67.7	$189.7	$24.5

The following table summarizes the notional values of the Company’s outstanding derivatives.

Notional Values
	September 30	December 31
(millions)	2017	2016

Foreign currency forward contracts (a)	$ 5,617	$ 4,317
Interest rate agreements	$ 1,450	$ 1,450

(a)	Includes net investment hedge forward contracts of €40 million and €0 million as of September 30, 2017 and December 31, 2016, respectively.

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The effective portions of the changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next five years.

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2017	2016	2017	2016
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$(118.8)	$(12.9)	$(192.4)	$(40.4)
Interest rate swap agreements	AOCI (equity)	-	1.4	-	(11.5)
	Total	(118.8)	(11.5)	(192.4)	(51.9)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	(0.9)	5.0	(11.7)	26.6
	SG&A	(99.5)	(0.7)	(157.3)	(20.3)
	Interest expense, net	7.4	-	16.1	2.9
	Subtotal	(93.0)	4.3	(152.9)	9.2

Interest rate swap agreements	Interest expense, net	(1.8)	(1.6)	(5.4)	(4.8)
	Total	$(94.8)	$2.7	$(158.3)	$4.4

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first nine months of 2017 and 2016.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2017	2016	2017	2016

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$0.3	$(7.6)	$(0.1)	$6.1

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$(0.3)	$7.6	$0.1	$(6.1)

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,356 million at the end of the third quarter of 2017) senior notes (“euronotes”) and €200 million ($238 million at the end of the third quarter of 2017) Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries.

The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Revaluation gains (losses), net of tax	$(50.9)	$(1.2)	$(103.7)	$(29.1)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2017	2016	2017	2016
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$(29.4)	$(12.0)	$(38.1)	$(27.3)
	Interest expense, net	(0.2)	1.0	(3.5)	(2.1)
	Total	$(29.6)	$(11.0)	$(41.6)	$(29.4)

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$(118.8)	$(11.5)	$(192.4)	$(51.9)
(Gains) losses reclassified from AOCI into income
Cost of sales	0.9	(5.0)	11.7	(26.6)
SG&A	99.5	0.7	157.3	20.3
Interest (income) expense, net	(5.6)	1.6	(10.7)	1.9
	94.8	(2.7)	158.3	(4.4)
Other activity	(0.6)	0.1	(0.1)	0.1
Tax impact	3.8	4.6	5.1	16.0
Net of tax	$(20.8)	$(9.5)	$(29.1)	$(40.2)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Actuarial losses	11.3	10.8	33.3	32.6
Prior service costs	(6.1)	(2.0)	(18.1)	(6.0)
Postretirement benefits changes	-	50.0	-	50.0
	5.2	58.8	15.2	76.6
Tax impact	(3.9)	(22.3)	(7.0)	(29.0)
Net of tax	$1.3	$36.5	$8.2	$47.6

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$72.7	$(2.0)	$120.3	$(3.5)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$1.3	$5.6	$8.2	$16.7

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2017, 12,358,110 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the Company’s common stock outstanding used to calculate earnings per share.

Share Repurchases

During the first nine months of 2017, the Company reacquired 4,614,646 shares of its common stock, of which 4,414,416 related to share repurchases through open market or private purchases, including the February 2017 ASR discussed above, and 200,230 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2017	2016	2017	2016

Net income attributable to Ecolab	$392.4	$374.1	$942.5	$863.3

Weighted-average common shares outstanding
Basic	289.0	291.6	289.8	292.8
Effect of dilutive stock options and units	4.4	4.1	4.4	4.3
Diluted	293.4	295.7	294.2	297.1

Basic EPS	$ 1.36	$ 1.28	$ 3.25	$ 2.95
Diluted EPS	$ 1.34	$ 1.27	$ 3.20	$ 2.91

Anti-dilutive securities excluded from the computation of EPS	0.1	1.7	1.7	1.7

The Company’s diluted EPS for 2017 was impacted by the adoption of the new accounting guidance that amends the calculation of diluted EPS for share-based payments to exclude excess tax benefits or deficiencies from assumed proceeds during application of the treasury stock method.

12. INCOME TAXES

The Company’s tax rate was 24.6% and 25.5% for the third quarter of 2017 and 2016, respectively, and 21.7% and 24.7% for the first nine months of 2017 and 2016, respectively. The change in the Company’s tax rate for the third quarter of 2017 compared to the third quarter of 2016 was primarily driven by global tax planning strategies and geographic mix. The change in the Company’s tax rate for the first nine months of 2017 compared to first nine months of 2016 was primarily driven by the tax rate impact of discrete tax items with lesser impacts from global tax planning strategies and geographic mix.

The Company recognized net expenses related to discrete tax items of $8.3 million and net tax benefits related to discrete tax items of $24.2 million during the third quarter and first nine months of 2017, respectively. The third quarter net expense was driven primarily by recognizing adjustments from filing the Company’s 2016 U.S. federal income tax return and international adjustments due to changes in estimates, partially offset by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in state tax matters. Net benefits for the first nine months of 2017 was also impacted by the recognition of $29.2 million of share-based compensation excess tax benefits related to employee share-based payments (resulting from the adoption of a new accounting standard as discussed in Note 1).

The Company recognized net expenses related to discrete tax items of $4.5 million and $3.6 million during the third quarter and first nine months of 2016, respectively. Third quarter net expense was driven primarily by recognizing adjustments from filing the Company’s 2015 U.S. federal income tax return, partially offset by settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of an updated tax rate in an international jurisdiction. Net expense related to discrete tax items for the first nine months of 2016 was also impacted by adjustments to deferred tax asset and liability positions and the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2017	2016	2017	2016	2017	2016
Service cost	$17.5	$16.8	$7.7	$7.0	$0.7	$0.8
Interest cost on benefit obligation	20.9	20.4	7.0	8.0	1.5	2.0
Expected return on plan assets	(37.4)	(35.9)	(13.9)	(13.3)	(0.1)	(0.2)
Recognition of net actuarial (gain) loss	7.2	7.7	4.5	3.6	(0.6)	(0.4)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(4.2)	(0.1)
Total expense (benefit)	$6.5	$7.3	$5.1	$5.1	$(2.7)	$2.1

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2017	2016	2017	2016	2017	2016
Service cost	$52.6	$50.3	$23.0	$20.9	$2.0	$2.3
Interest cost on benefit obligation	62.6	61.2	21.1	24.0	4.4	6.1
Expected return on plan assets	(112.3)	(107.7)	(41.7)	(40.0)	(0.4)	(0.6)
Recognition of net actuarial (gain) loss	21.5	23.1	13.6	10.7	(1.8)	(1.2)
Amortization of prior service
cost (benefit)	(5.1)	(5.2)	(0.5)	(0.6)	(12.5)	(0.2)
Total expense (benefit)	$19.3	$21.7	$15.5	$15.0	$(8.3)	$6.4

As of September 30, 2017, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. In September 2017, the Company made an $80 million voluntary contribution to its non-contributory qualified U.S. pension plan. During the first nine months of 2017, the Company made payments of $6 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $1 million to such plans during the remainder of 2017.

The Company contributed $33 million to its international pension benefit plans during the first nine months of 2017. The Company estimates it will contribute approximately an additional $9 million to such plans during the remainder of 2017.

During the first nine months of 2017, the Company made payments of $12 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $4 million to such plans during the remainder of 2017.

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

The impact of the preceding changes on previously reported full year 2016 reportable segment net sales and operating income is summarized as follows:

	December 31, 2016
		Fixed
	Values at	Currency	Segment	Values at
(millions)	2016 Rates	Rate Change	Change	2017 Rates
Net Sales
Global Industrial	$ 4,617.1	$ 6.9	$ 63.2	$ 4,687.2
Global Institutional	4,495.6	7.7	(63.2)	4,440.1
Global Energy	3,035.8	40.0	-	3,075.8
Other	806.5	(4.8)	-	801.7
Subtotal at fixed currency rates	12,955.0	49.8	-	13,004.8
Effect of foreign currency translation	197.8	(49.8)	-	148.0
Consolidated reported GAAP net sales	$ 13,152.8	$ -	$ -	$ 13,152.8

Operating Income
Global Industrial	$ 703.0	$ (0.9)	$ 17.9	$ 720.0
Global Institutional	966.7	3.0	(19.2)	950.5
Global Energy	337.1	7.9	1.7	346.7
Other	148.1	(2.5)	(0.4)	145.2
Corporate	(272.1)	(0.5)	-	(272.6)
Subtotal at fixed currency rates	1,882.8	7.0	-	1,889.8
Effect of foreign currency translation	32.2	(7.0)	-	25.2
Consolidated reported GAAP operating income	$ 1,915.0	$ -	$ -	$ 1,915.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Net Sales
Global Industrial	$1,248.1	$1,202.1	$3,586.5	$3,468.4
Global Institutional	1,225.1	1,149.2	3,524.3	3,315.0
Global Energy	796.7	771.2	2,346.1	2,305.6
Other	221.7	209.2	633.8	598.1
Subtotal at fixed currency rates	3,491.6	3,331.7	10,090.7	9,687.1
Effect of foreign currency translation	71.7	54.4	96.9	113.6
Consolidated reported GAAP net sales	$3,563.3	$3,386.1	$10,187.6	$9,800.7

Operating Income
Global Industrial	$207.4	$204.1	$501.9	$510.1
Global Institutional	274.2	262.1	726.1	697.8
Global Energy	89.7	102.6	236.1	244.9
Other	44.0	40.4	110.9	108.2
Corporate	(46.9)	(45.0)	(198.9)	(222.9)
Subtotal at fixed currency rates	568.4	564.2	1,376.1	1,338.1
Effect of foreign currency translation	11.4	9.9	16.0	20.0
Consolidated reported GAAP operating income	$579.8	$574.1	$1,392.1	$1,358.1

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 45 locations, excluding recently acquired Anios locations which are currently under review. The majority of these locations are in the U.S. Environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities.

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

16. NEW ACCOUNTING PRONOUNCEMENTS

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	August 2017

Amends the hedge accounting recognition and presentation requirements in ASC 815. Simplifies the guidance on the application of hedge accounting and the requirements for hedge documentation and effectiveness testing. Requires presentation of all items that affect earnings in the same income statement line as the hedged item.

			January 1, 2019	The Company is currently evaluating the impact of adoption, and certain transition elections provided for by the ASU.

ASU 2017-09 - Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting	August 2017

Clarifies the definition of what's considered a substantive modification related to a change in terms or conditions of a share-based payment award and when it's appropriate to apply modification accounting.  The current definition of "modification" is too broad, resulting in diverse interpretations of what's considered a substantive modification.

			January 1, 2018	This ASU must be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact of adoption.

ASU 2017-07 - Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and the Net Periodic Postretirement Benefit Cost	March 2017

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

Clarifies the scope of guidance on nonfinancial asset derecognition (ASC 610-20) including the accounting for partial sales of nonfinancial assets. The ASU defines "in-substance nonfinancial asset".  Also clarifies the derecognition of all businesses should be accounted for in accordance with derecognition and deconsolidation guidance in 810-10.

			January 1, 2018	The Company is required to apply this ASU on a retrospective basis. The Company is currently evaluating the impact of adoption.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

Simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

			January 1, 2020	The ASU must be applied on a prospective basis upon adoption. The Company is currently evaluating the impact of adoption.

ASU 2017-01--Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017	Clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The ASU must be applied prospectively on or after the effective date, and no disclosures are required at transition. The Company is currently evaluating the impact of adoption.

ASU 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash	November 2016	Clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows.	January 1, 2018	Presentation impact only related to restricted cash. The Company does not expect the updated guidance to have a significant impact on future financial statements.

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018

This ASU must be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the impact of adoption.

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

			January 1, 2020	Adoption of the standard will change how the allowance for trade and other receivables is calculated. The Company is currently evaluating the impact of adoption.

ASU 2016-02 - Leases (Topic 842)	February 2016	Introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance.	January 1, 2019	See additional information regarding the impact of this guidance on the Company's financials at the bottom of this table in note (a).

Revenue Recognition ASUs:
2014-09 - Revenue from Contracts with Customers
2015-14 - Deferral of the Effective Date
2016-08 - Principal Versus Agent Considerations
2016-10 - Identifying Performance Obligations and Licensing
2016-11 - Revenue Recognition and Derivatives and Hedging
2016-12 - Narrow-Scope Improvements & Practical Expedients
2016-20 - Technical Corrections and Improvements

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

(a)

As part of implementing the new standard, the Company is in process of reviewing current accounting policies, developing future policies, and assessing the practical expedients allowed under the new accounting guidance. In addition, the project team is defining future processes to identify, accumulate, and report on the Company’s various leases. The Company expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is currently evaluating other impacts on the consolidated financial statements. The standard requires a modified retrospective transition to be applied at the beginning of the earliest comparative period presented in the year of adoption.

(b)

The Company has reached conclusions on certain key accounting assessments related to the standard and is finalizing the related accounting policies. The Company’s focus on the identification and evaluation of performance obligations within certain contracts has identified additional performance obligations within contracts which relate to providing services to customers. These additional performance obligations, when aggregated with the service revenue that is currently reported, represent more than 10% of consolidated net sales. Upon adoption of the new standard, service revenues are expected to be reported separately from product revenues. Additionally, the Company anticipates certain costs currently classified in Selling, General, and Administrative expenses will be reclassified as Cost of Sales as they are tied to satisfaction of a service performance obligation. In addition to expanded disclosures associated with the new standard, the Company is continuing to assess the impact on the consolidated financial statements. The Company currently intends to adopt the new standard using the full retrospective method on January 1, 2018, which is dependent upon the completion of the analysis of information necessary to restate prior period financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2017, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
November 2, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information we believe is useful in understanding our operating results, cash flows and financial condition. We provide quantitative information about the material sales drivers including the impact of changes in volume and pricing and the effect of acquisitions and changes in foreign currency at the corporate and segment level. We also provide quantitative information regarding special (gains) and charges, discrete tax items and other significant factors we believe are useful for understanding our results. Such quantitative drivers are supported by comments meant to be qualitative in nature. Qualitative factors are generally ordered based on estimated significance.

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2017

Sales Performance

When comparing third quarter 2017 against third quarter 2016, sales performance was as follows:

•

Reported net sales increased 5% to $3,563 million, fixed currency sales and acquisition adjusted fixed currency sales increased 5% and 3%, respectively. Hurricanes Harvey, Irma, and Maria are estimated to have had a negative 1% impact on fixed currency sales growth.

•	Fixed currency sales for our Global Industrial segment increased 4% to $1,248 million, led by Water and Food and Beverage.
•	Fixed currency sales for our Global Institutional segment increased 7% to $1,225 million, acquisition adjusted fixed currency sales increased 2%, led by growth in Specialty.
•

Fixed currency sales for our Global Energy segment increased 3% to $797 million, acquisition adjusted fixed currency sales increased 4%, as strong growth in the well stimulation business and modest gains in the downstream business were offset by a decline in our production business.

•	Fixed currency sales for our Other segment sales increased 6% to $222 million, driven by sales growth in Pest Elimination.

Financial Performance

When comparing third quarter 2017 against third quarter 2016, our financial performance was as follows:

•

Reported operating income increased 1% to $580 million. Excluding the impact of special (gains) and charges from both 2017 and 2016 reported results, adjusted operating income also increased 1% and our adjusted fixed currency operating income also increased 1%. Hurricanes are estimated to have negatively impacted adjusted fixed currency operating income growth by 3%.

•

Net income attributable to Ecolab increased 5% to $392 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, our adjusted net income attributable to Ecolab increased 7%.

•

Diluted EPS of $1.34 increased 6%. Excluding the impact of special (gains) and charges and discrete tax items from both 2017 and 2016 reported results, adjusted diluted EPS increased 7% to $1.37 in the third quarter of 2017.

•

Our reported tax rate was 24.6% during the third quarter of 2017, compared to 25.5% during the third quarter of 2016. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2017 and 2016 results, our adjusted tax rate was 23.3% and 25.2% during the third quarter of 2017 and 2016, respectively.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP net sales	$3,563.3	$3,386.1	5%	$10,187.6	$9,800.7	4%
Effect of foreign currency translation	(71.7)	(54.4)		(96.9)	(113.6)
Non-GAAP fixed currency sales	$3,491.6	$3,331.7	5%	$10,090.7	$9,687.1	4%

The percentage components of the period-over-period 2017 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2017	2017
Volume	2%	2%
Price changes	1	1
Acquisition adjusted fixed currency sales change	3	3
Acquisitions and divestitures	2	1
Fixed currency sales change	5	4
Foreign currency translation	0	0
Reported GAAP net sales change	5%	4%

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2017		2016		2017		2016
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Reported GAAP COS and gross margin	$1,891.3	46.9%	$1,737.2	48.7%	$5,454.4	46.5%	$5,153.8	47.4%
Special (gains) and charges	0.3	0.0	-	-	26.2	0.2	61.9	0.6
Non-GAAP adjusted COS and gross margin	$1,891.0	46.9%	$1,737.2	48.7%	$5,428.2	46.7%	$5,091.9	48.0%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 46.9% and 48.7% for the third quarter of 2017 and 2016, respectively. Our reported gross margin for the first nine months of 2017 and 2016 was 46.5% and 47.4%, respectively.

Excluding the impact of special (gains) and charges within COS, our third quarter 2017 adjusted gross margin was 46.9% and our adjusted gross margin for the first nine months of 2017 was 46.7%. These percentages compared against a third quarter 2016 adjusted gross margin of 48.7% and an adjusted gross margin of 48.0% for the first nine months of 2016.

Our adjusted gross margin decrease when comparing the third quarter of 2017 against the third quarter of 2016 and the comparable periods for the first nine months of 2017 and 2016 was driven primarily by higher delivered product costs and an increase in Global Energy, which more than offset pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 30.5% for the third quarter of 2017 compared to 31.6% in 2016. For the nine month period, SG&A expenses were 32.3% of sales in 2017 compared to 33.2% in 2016.The decreased SG&A ratio to sales across the periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2017	2016	2017	2016
Cost of sales
Restructuring activities	$-	$-	$2.2	$0.9
Acquisition and integration costs	0.3	-	12.9	-
Energy related charges	-	-	-	51.0
Other	-	-	11.1	10.0
Subtotal	0.3	-	26.2	61.9

Special (gains) and charges
Restructuring activities	4.1	(7.7)	34.6	(6.8)
Acquisition and integration costs	1.8	1.7	12.7	5.0
Energy related charges	-	-	-	12.6
Venezuela related gain	(3.2)	-	(8.5)	(7.8)
Other	2.2	9.2	9.1	32.7
Subtotal	4.9	3.2	47.9	35.7

Total special (gains) and charges	$5.2	$3.2	$74.1	$97.6

Restructuring activities

Restructuring activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

During the second quarter of 2017, we commenced restructuring and other cost-saving actions in order to streamline our operations. These actions include a reduction of our global workforce by approximately 570 positions, as well as asset disposals and lease terminations. As a result of these actions, we expect to incur approximately $40 to $45 million ($30 to $35 million after tax) of restructuring charges, the majority of which is expected to be incurred during 2017. We recorded restructuring charges of $3.6 million ($1.3 million after tax) or less than $0.01 per diluted share, and $36.6 million ($26.2 million after tax) or $0.09 per diluted share, during the third quarter and first nine months of 2017, respectively, related primarily to employee termination costs. As of September 30, 2017, the restructuring liability balance related to these activities was $28.2 million. We anticipate the majority of the pretax charges will represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will be funded from operating activities. Cash payments during the third quarter and first nine months of 2017 were $4.3 million and $4.9 million, respectively.

Net restructuring charges related to our Energy and Combined restructuring plans during 2017 were minimal during the third quarter and first nine months of 2017. During the third quarter and first nine months of 2016, net restructuring activities included net restructuring gains of $7.7 million ($7.2 million after tax) or $0.02 per diluted share and $5.9 million ($7.3 million gain after tax) or $0.03 per diluted share, respectively. The restructuring liability balance was $23.1 million and $39.6 million as of September 30, 2017 and December 31, 2016, respectively. The reduction in liability was driven primarily by severance and other cash payments. The remaining accrual is expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

Acquisition and integration related costs

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share in the third quarter of 2017 related to disposal of excess inventory and $12.9 million ($8.2 million) or $0.03 per diluted share during the first nine months of 2017 related primarily to recognition of accelerated rent expense upon the closure of Swisher plants and disposal of excess inventory. The first nine months of 2017 also include amounts related to recognition of fair value step-up in the Anios inventory.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.2 million after tax) or less than $0.01 per diluted share and $12.7 million ($8.5 million after tax) or $0.03 per diluted share of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions during the third quarter and first nine months of 2017, respectively.

During the third quarter and first nine months of 2016, we incurred acquisition and integration charges of $1.7 million ($1.0 million after tax) or less than $0.01 per diluted share and $5.0 million ($3.1 million after tax) or $0.01 per diluted share, respectively. Further information related to our acquisitions is included in Note 3.

Energy related charges

Oil industry activity remained depressed during 2016 when compared with 2014 levels, resulting from excess oil supply pressures, which have negatively impacted exploration and production investments in the energy industry, particularly in North America. As a result of these conditions and their corresponding impact on our business outlook, we recorded total charges of $63.6 million ($42.9 million after tax) or $0.14 per diluted share during the first nine months of 2016, comprised of inventory write downs and related disposal costs, fixed asset charges, headcount reductions and other charges. No such charges were incurred in 2017.

The inventory write-downs and related disposal costs of $31.1 million include adjustments due to the significant decline in activity and related prices of certain specific-use and other products, coupled with declines in replacement costs, as well as estimated costs to dispose the respective excess inventory. The fixed asset charges of $18.2 million resulted from the write-down of certain assets related to the reduction in certain aspects of our North American Global Energy segment, as well as abandonment of certain projects under construction. The carrying value of the corresponding fixed assets was reduced to zero. The employee termination costs of $12.8 million include a reduction in the Global Energy segment’s global workforce to better align its workforce with anticipated activity levels in the near term. As of the end of the third quarter of 2017, we had $3.2 million of corresponding severance remaining to be paid, which is expected to paid in the next several months and be funded from operating activities.

The charges discussed above have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. We recorded gains due to U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation of $3.2 million ($2.0 million after tax) or $0.01 per diluted share during the third quarter of 2017 and $8.5 million ($5.3 million after tax) or $0.02 per diluted share during the first nine months of 2017. In 2016, the Company recorded no such gains during the third quarter and $7.8 million ($4.9 million after tax) or $0.02 per diluted share during the first nine months.

Other

During the third quarter of 2017, we recorded charges of $2.2 million ($1.4 million after tax) or less than $0.01 per diluted share related to litigation. During the first nine months of 2017, we recorded charges of $20.2 million ($15.9 million after tax) or $0.05 per diluted share, related to litigation and a Global Energy vendor contract termination. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

During the first nine months of 2016, we recorded a charge of $10.0 million ($6.3 million after tax) or $0.02 per diluted share related to a fixed asset impairment and related inventory charges. The fixed asset impairment corresponds to additional charges of certain U.S. production equipment and buildings, resulting from further lower production, initially impaired during the fourth quarter of 2015. This charge has been included as a component of cost of sales on the Consolidated Statement of Income. There were no such charges in the third quarter of 2016.

Additionally, during the third quarter and first nine months of 2016, we recorded charges of $9.2 million ($5.6 million after tax) or $0.02 per diluted share and $32.7 million ($20.7 million after tax) or $0.07 per diluted share, respectively, primarily consisting of litigation related charges. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP operating income	$579.8	$574.1	1%	$1,392.1	$1,358.1	3%
Special (gains) and charges	5.2	3.2		74.1	97.6
Non-GAAP adjusted operating income	585.0	577.3	1	1,466.2	1,455.7	1
Effect of foreign currency translation	(11.4)	(9.9)		(16.0)	(20.0)
Non-GAAP adjusted fixed currency operating income	$573.6	$567.4	1%	$1,450.2	$1,435.7	1%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2017	2016		2017	2016
Reported GAAP operating income margin	16.3%	17.0%		13.7%	13.9%
Non-GAAP adjusted operating income margin	16.4%	17.0%		14.4%	14.9%
Non-GAAP adjusted fixed currency operating income margin	16.4%	17.0%		14.4%	14.8%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Reported operating income increased 1% and 3% in the third quarter and first nine months of 2017, respectively, versus the comparable periods of 2016. Excluding the impact of special (gains) and charges from 2017 and 2016 reported results, our adjusted operating income increased 1% in both the third quarter and the first nine months of 2017.

Adjusted fixed currency operating income increased 1% in both the third quarter and the first nine months of 2017, when compared against the third quarter and first nine months of 2016. The net impact of acquisitions and divestitures added approximately 1 and 3 percentage points, respectively, to our third quarter and first nine months of 2017 adjusted fixed currency operating income growth rates.

Our third quarter and first nine months of 2017 adjusted fixed currency operating income increase was driven by pricing, volume growth and cost savings in our Global Institutional, Global Industrial and Other segments, which more than offset higher delivered product costs, hurricane impacts, investments in the business, and the impact of Global Energy.

Interest Expense, Net

Net interest expense was $55.1 million and $64.9 million in the third quarter of 2017 and 2016, respectively. Net interest expense in the first nine months of 2017 and 2016 was $177.2 million and $196.3 million, respectively. The decrease in net interest expense when comparing 2017 against 2016 was driven primarily by an increased mix of lower cost Euro interest and lower interest rates on refinanced debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2017	2016	2017	2016
Reported GAAP tax rate	24.6%	25.5%	21.7%	24.7%
Tax rate impact of:
Special gains and charges	0.3	0.6	0.4	1.0
Discrete tax items	(1.6)	(0.9)	1.9	(0.3)
Non-GAAP adjusted tax rate	23.3%	25.2%	24.0%	25.4%

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

Our third quarter 2017 reported tax expense included $2.8 million of net tax benefits on special gains and charges and net expense of $8.3 million associated with discrete tax items. For the first nine months of 2017, our reported tax expense included $20.9 million of net tax benefits on special gains and charges and net benefits of $24.2 million associated with discrete tax items.

Our third quarter and first nine months of 2017 reported tax expense was lower than the comparable periods of 2016 primarily due to $2.4 million and $29.2 million of excess tax benefits recorded in the third quarter and first nine months of 2017, respectively, resulting from the adoption of accounting changes regarding the treatment of tax benefits on share-based compensation. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. We expect excess tax benefits to impact the rate by approximately 2% to 3% for the full year of 2017.

The remaining discrete tax benefits in the third quarter of 2017 were driven primarily by recognizing adjustments from filing our 2016 U.S. federal income tax return and international adjustments due to changes in estimates, partially offset by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in state tax matters. The corresponding impact of these items on the reported tax rate is shown in the previous table.

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

Third quarter 2016 discrete tax items net expense was driven primarily by recognizing adjustments from filing our 2015 U.S. federal income tax return, partially offset by the settlement of international tax matters and remeasurement of certain deferred tax assets and liabilities resulting from the application of an updated tax rate in an international jurisdiction. Net expense related to discrete tax items for the first nine months of 2016 was also impacted by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

The change in the 2017 adjusted tax rate compared to 2016 was primarily driven by global tax planning strategies and geographic mix.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2017	2016	Change	2017	2016	Change
Reported GAAP net income attributable to Ecolab	$392.4	$374.1	5%	$942.5	$863.3	9%
Adjustments:
Special (gains) and charges, after tax	2.4	(0.6)		53.2	60.8
Discrete tax net expense (benefit)	8.3	4.5		(24.2)	3.6
Non-GAAP adjusted net income attributable to Ecolab	$403.1	$378.0	7%	$971.5	$927.7	5%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2017	2016	Change	2017	2016	Change
Reported GAAP diluted EPS	$1.34	$ 1.27	6%	$ 3.20	$ 2.91	10%
Adjustments:
Special (gains) and charges	0.01	-		0.18	0.20
Discrete tax net expense (benefit)	0.03	0.02		(0.08)	0.01
Non-GAAP adjusted diluted EPS	$1.37	$ 1.28	7%	$ 3.30	$ 3.12	6%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for both the third quarter and first nine months of 2017, when compared to the third quarter and first nine months of 2016.

SEGMENT PERFORMANCE

Fixed currency sales and operating income for the third quarter and first nine months of 2017 and 2016 for each of our reportable segments were as follows:

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2017	2016	Change	2017	2016	Change
Global Industrial	$1,248.1	$1,202.1	4%	$3,586.5	$3,468.4	3%
Global Institutional	1,225.1	1,149.2	7	3,524.3	3,315.0	6
Global Energy	796.7	771.2	3	2,346.1	2,305.6	2
Other	221.7	209.2	6	633.8	598.1	6
Subtotal at fixed currency	3,491.6	3,331.7	5	10,090.7	9,687.1	4
Effect of foreign currency translation	71.7	54.4		96.9	113.6
Consolidated reported GAAP net sales	$3,563.3	$3,386.1	5%	$10,187.6	$9,800.7	4%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2017	2016	Change	2017	2016	Change
Global Industrial	$207.4	$204.1	2%	$501.9	$510.1	(2)%
Global Institutional	274.2	262.1	5	726.1	697.8	4
Global Energy	89.7	102.6	(13)	236.1	244.9	(4)
Other	44.0	40.4	9	110.9	108.2	2
Corporate	(46.9)	(45.0)		(198.9)	(222.9)
Subtotal at fixed currency	568.4	564.2	1	1,376.1	1,338.1	3
Effect of foreign currency translation	11.4	9.9		16.0	20.0
Consolidated reported GAAP operating income	$579.8	$574.1	1%	$1,392.1	$1,358.1	3%

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2017 against the third quarter and first nine months of 2016.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$1,248.1	$1,202.1	$3,586.5	$3,468.4
Sales at public currency (millions)	1,284.3	1,230.2	3,636.8	3,527.6

Volume	2%		2%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	3%		3%
Acquisitions and divestitures	1%		0%
Fixed currency sales change	4%		3%
Foreign currency translation	1%		(0)%
Public currency sales change	4%		3%

Operating income at fixed currency (millions)	$207.4	$204.1	$501.9	$510.1
Operating income at public currency (millions)	214.1	209.7	511.6	521.6

Fixed currency operating income change	2%		(2)%
Fixed currency operating income margin	16.6%	17.0%	14.0%	14.7%
Acquisition adjusted fixed currency operating income change	2%		(2)%
Acquisition adjusted fixed currency operating income margin	16.7%	17.0%	14.1%	14.7%
Public currency operating income change	2%		(2)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the third quarter and first nine months of 2017, benefitting from volume gains and pricing. At a regional level, both the third quarter and first nine months sales showed good growth in Greater China, North America and Latin America.

At an operating segment level, Water fixed currency sales increased 4% (3% acquisition adjusted) in the third quarter of 2017 and 4% (2% acquisition adjusted) in the first nine months of 2017. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales declined modestly in the quarter impacted by hurricanes and exit of low margin business. Mining sales were strong as new business wins led the growth. Food & Beverage fixed currency sales increased 5% in the third quarter of 2017 and 4% in the first nine months of 2017, benefiting from new business wins and pricing, which more than offset generally flat industry trends. Growth was led by the food, beverage and brew markets. Paper fixed currency sales were flat in the third quarter of 2017 reflecting the impact of hurricanes and increased 2% in the first nine months of 2017, benefiting from strong sales efforts and business wins, which more than offset challenging market conditions in China and Europe. Textile Care fixed currency sales increased 1% in the third quarter of 2017 and 2% in the first nine months of 2017, benefiting from new customer accounts in Europe. Life Sciences fixed currency sales increased 9% in the third quarter of 2017 and 7% in the first nine months of 2017. Good growth from business wins and pricing execution, led by strong sales of cleaning and disinfection programs in the pharmaceutical market and better program penetration in the personal care market.

Operating Income

Fixed currency operating income for Global Industrial increased in the third quarter of 2017, and decreased in the first nine months of 2017. Fixed currency operating income margins decreased in both the third quarter and first nine months of 2017. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.3 and 0.6 percentage points during the third quarter and first nine months of 2017, respectively, negatively impacted by approximately 2.3 and 2.0 percentage points for the respective periods, related to higher delivered product costs and investments in the business. Favorable impact of sales volume gains and pricing, and cost savings initiatives, added approximately 1.7 and 1.4 percentage points during the third quarter and first nine months of 2017. Hurricanes had an estimated negative 0.3 percentage point impact on the third quarter results and minimal impact on the first nine months of 2017.

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$1,225.1	$1,149.2	$3,524.3	$3,315.0
Sales at public currency (millions)	1,248.0	1,164.1	3,551.4	3,349.4

Volume	1%		1%
Price changes	2%		1%
Acquisition adjusted fixed currency sales change	2%		3%
Acquisitions and divestitures	5%		3%
Fixed currency sales change	7%		6%
Foreign currency translation	1%		(0)%
Public currency sales change	7%		6%

Operating income at fixed currency (millions)	$274.2	$262.1	$726.1	$697.8
Operating income at public currency (millions)	277.4	264.6	729.6	703.2

Fixed currency operating income change	5%		4%
Fixed currency operating income margin	22.4%	22.8%	20.6%	21.0%
Acquisition adjusted fixed currency operating income change	2%		1%
Acquisition adjusted fixed currency operating income margin	22.9%	23.0%	20.9%	21.2%
Public currency operating income change	5%		4%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the third quarter and first nine months of 2017, driven by volume growth, acquisitions and pricing gains. At a regional level, both the third quarter and first nine months sales increase was led by good growth in Latin America and North America.

At an operating segment level, Institutional fixed currency sales were flat in the third quarter of 2017 and increased 1% in the first nine months of 2017. Acquisition adjusted fixed currency sales increased 1% in the third quarter and 2% in the first nine months of 2017, when adjusting for the divestiture of the restroom cleaning business initially acquired through the Swisher transaction. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained weak, particularly in North America. Sales also include an estimated impact from the hurricanes. Specialty fixed currency sales increased 6% in the third quarter of 2017 and 7% in the first nine months of 2017, led primarily by new account wins and growth in global quick service accounts, leveraging generally modest industry trends. New business gains remain strong, driven by increased service coverage, new product innovations, additional customer solutions and a continued focus among our customers on food safety. Healthcare fixed currency sales increased 45% in the third quarter of 2017 and 40% in the first nine months of 2017. Fixed currency sales increased 1% in the third quarter and 4% in the first nine months of 2017, when adjusted for the Anios acquisition, with modest growth for Healthcare in North America and Europe in the quarter.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in both the third quarter and first nine months of 2017. Fixed currency operating income margins decreased in both the third quarter and first nine months of 2017. Acquisitions had a positive impact on fixed currency operating income growth and minimal impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased by 0.1 percentage points and 0.3 percentage points during the third quarter and first nine months of 2017, respectively, negatively impacted by approximately 1.7 percentage points in both respective periods, related to innovation and customer investments and higher delivered product costs. Sales volume and pricing gains favorably impacted acquisition adjusted fixed currency operating income margins by adding approximately 1.6 and 1.5  percentage points in the third quarter and first nine months of 2017, respectively. Hurricanes had an estimated negative 0.3 percentage point impact on the third quarter results and minimal impact on the first nine months of 2017.

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$796.7	$771.2	$2,346.1	$2,305.6
Sales at public currency (millions)	806.5	780.2	2,361.8	2,318.6

Volume	5%		3%
Price changes	-%		(1)%
Acquisition adjusted fixed currency sales change	4%		3%
Acquisitions and divestitures	(1)%		(1)%
Fixed currency sales change	3%		2%
Foreign currency translation	0%		0%
Public currency sales change	3%		2%

Operating income at fixed currency (millions)	$89.7	$102.6	$236.1	$244.9
Operating income at public currency (millions)	91.3	104.3	238.9	247.4

Fixed currency operating income change	(13)%		(4)%
Fixed currency operating income margin	11.3%	13.3%	10.1%	10.6%
Acquisition adjusted fixed currency operating income change	(11)%		0%
Acquisition adjusted fixed currency operating income margin	11.2%	13.1%	10.0%	10.3%
Public currency operating income change	(12)%		(3)%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Energy had a strong growth in the well stimulation business, while the production business showed a modest decline, as growth in North America was offset by international markets. Sales in our downstream business rose moderately, impacted by the hurricanes.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Energy decreased during the third quarter and first nine months of 2017. Acquisitions had a negative impact on the fixed currency operating income and minimal impact on the fixed currency operating income margins during the third quarter and first nine months of 2017.

Acquisition adjusted fixed currency operating income margins for our Global Energy segment decreased 1.9 percentage points and 0.3 percentage points in the third quarter and first nine months of 2017, respectively. Higher delivered product costs, a rebuild of compensation reductions made in 2016 and reduced sales, pricing, and volume, negatively impacted margins by approximately 2.6 percentage points in both the third quarter and first nine months of 2017. Cost reduction actions and a favorable legal cost recovery impacted the margins by approximately 2.2 and 1.4 percentage points for the respective periods. Hurricanes had an estimated negative 0.6 percentage point impact on the third quarter results and minimal impact on the first nine months of 2017.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
Sales at fixed currency (millions)	$221.7	$209.2	$633.8	$598.1
Sales at public currency (millions)	224.5	211.6	637.6	605.1

Volume	4%		4%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	6%		6%
Acquisitions and divestitures	(0)%		(0)%
Fixed currency sales change	6%		6%
Foreign currency translation	0%		(1)%
Public currency sales change	6%		5%

Operating income at fixed currency (millions)	$44.0	$40.4	$110.9	$108.2
Operating income at public currency (millions)	44.5	40.9	111.6	109.9

Fixed currency operating income change	9%		2%
Fixed currency operating income margin	19.8%	19.3%	17.5%	18.1%
Acquisition adjusted fixed currency operating income change	9%		2%
Acquisition adjusted fixed currency operating income margin	19.8%	19.3%	17.5%	18.1%
Public currency operating income change	9%		2%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other increased in both the third quarter and first nine months of 2017, driven by both volume and pricing gains. At a regional level, both the third quarter and first nine months sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 8% and 7% in the third quarter and first nine months of 2017, respectively. Sales to food beverage and hospitality, and good growth in restaurants led the growth. Equipment Care sales decreased 2% and increased 1% in the third quarter and first nine months of 2017, respectively.

Operating Income

Fixed currency operating income margins for Other segment increased 0.5 and decreased 0.6 percentage points during the third quarter and first nine months of 2017. The favorable impact of sales volume and pricing increases added 1.2 percentage points in the third quarter and 1.3 percentage points for the first nine months of 2017. Field investments negatively impacted comparable margins by approximately 0.4 percentage points in the third quarter and 1.8 percentage points for the first nine months of 2017. Hurricanes had an estimated negative 0.3 percentage point impact on the third quarter results and minimal impact on the first nine months of 2017.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 36 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 32.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $19.9 billion and $18.3 billion as of September 30, 2017 and December 31, 2016, respectively. The increase in assets was driven primarily by the impact of the Anios acquisition and the positive impact of foreign currency exchange rates on the value of our foreign assets translated into U.S. dollars. Total liabilities were $12.6 billion as of September 30, 2017 and $11.4 billion as of December 31, 2016. Total debt was $7.6 billion as of September 30, 2017 and $6.7 billion as of December 31, 2016.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2017	2016
(ratio)
Net debt to EBITDA	2.6	2.6
Net debt to adjusted EBITDA	2.5	2.3

(millions)
Total debt	$7,557.5	$6,662.6
Cash	209.1	180.6
Net debt	$7,348.4	$6,482.0

Net income including non-controlling interest	$1,322.7	$1,098.0
Provision for income taxes	380.8	324.3
Interest expense, net	245.5	258.6
Depreciation	585.2	557.7
Amortization	297.3	292.8
EBITDA	2,831.5	2,531.4

Special (gains) and charges impacting EBITDA	82.0	341.5
Adjusted EBITDA	$2,913.5	$2,872.9

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2017	2016	Change
Cash provided by operating activities	$1,444.9	$1,491.7	$(46.8)

Year-over-year comparability was negatively impacted by an increase in comparable income tax payments and changes in working capital (accounts receivable, inventory and accounts payable) metrics, partially offset by a decrease in comparable pension contributions. We continue to generate strong cash flow from operations which has allowed us to fund our ongoing operations, debt repayments, investments in the business, acquisitions and pension obligations, and return cash to shareholders through share repurchases and dividend payments.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2017	2016	Change
Cash used for investing activities	$(1,368.1)	$(581.8)	$(786.3)

Year-over-year comparability in our investing activities was impacted primarily by the Anios acquisition in the first quarter of 2017. See Note 3 for further information. We also continue to make investments in our business, including capital expenditures.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2017	2016	Change
Cash provided by (used for) financing activities	$(200.5)	$(823.4)	$622.9

During the first nine months of 2017, we issued $500 million 2.375% senior notes. We also had net issuances of commercial paper and notes payable of $188 million. We repurchased $588 million of shares, including $300 million shares through an ASR program initiated in February 2017. Refer to Note 10 for further discussion on our ASRs. We distributed $330 million of dividends.

During the first nine months of 2016, we issued $400 million 2.00% and $400 million 3.25% senior notes and repaid the remaining $125 million of our term loan borrowings. We had net repayments of commercial paper and notes payable of $522 million. We repurchased $738 million of shares, including $300 million shares through an ASR program initiated in February 2016, and distributed $325 million of dividends.

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

As of September 30, 2017, we had $209.1 million of cash and cash equivalents on hand, of which $171.7 million was held outside of the U.S.

As of September 30, 2017, we had in place a $2.0 billion multi-year credit facility which expires in December 2019. The credit facility has been established with a diverse syndicate of banks and supports our $2.0 billion U.S. commercial paper program and our $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2017, we had $238 million (€200 million) in outstanding Euro commercial paper with an average annual interest rate of less than 1% and no commercial paper outstanding under the U.S. program. As of September 30, 2017, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first nine months of 2017 and 2016 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of September 30, 2017, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2016 disclosed total notes payable and long-term debt due within one year of $0.5 billion. As of September 30, 2017, the total notes payable and long-term debt due within one year increased to $1.1 billion. The increase primarily reflected commercial paper borrowings during the first nine months of 2017 and reclassification of obligations due within one year to current.

Our gross liability for uncertain tax positions was $71 million as of September 30, 2017 and $76 million as of December 31, 2016. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 23% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

Oil industry activity has been gradually recovering from 2016’s lows during the first nine months of 2017, with strong gains in drilling activity over the past year and recovering capital expenditure trends in 2017.

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

For the nine months ended September 30, 2017, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 16 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In October 2017, we entered into an agreement to sell the Equipment Care business which subsequently closed on November 1, 2017. The disposition is not expected to be material to the consolidated financial statements.

We have entered into various purchase agreements which are expected to close in the fourth quarter of 2017. None of the agreements are material to the consolidated financial statements, individually or in the aggregate.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning our payments and contributions to pension and postretirement health care benefit plans; tax deductibility of goodwill; amortization expense; share repurchases; actions and impact associated with adoption of new accounting standards; the impact of lawsuits, claims and environmental matters; payments related to uncertain tax positions; timing of hedged transactions; timing and funding of restructuring cash expenditures; tax rate impact of special gains and charges and discrete tax items; excess tax benefits; timing and funding of restructuring cash expenditures; tax rate impact of special gains and charges and discrete tax items; excess tax benefits; borrowing capacity; impact of oil price fluctuations regarding sales, performance compared to market and future prospects; global foreign currency markets; global credit or market risk; future cash flow; cash requirements and sources of funding; nonperformance of financial counterparties; closing of Equipment Care divestiture; implementation of ERP system; and doing business in Iran.

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

Item 4. Controls and Procedures

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system upgrade, which is expected to occur in phases over the next several years beginning in 2018. This upgrade, which includes supply chain and certain finance functions, is expected to improve the efficiency of certain financial and related transactional processes. The upgrade of the ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 15, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 24, 2017, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 44 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below should be read together with the full list of risk factors set forth in the aforementioned Form 10-K. The first two risk factors appearing in this discussion include new updates and additions to such risk factors since the Form 10-K, while the other two risk factors are unchanged from as they were previously updated in our Form 10-Q for the quarterly period ended March 31, 2017, and repeated in our Form 10-Q for the quarterly period ended June 30, 2017. There have been no other changes to our risk factors.

If we are unsuccessful in executing on key business initiatives, including our ERP system upgrade, our business could be adversely affected.

We continue to execute key business initiatives, including investments to develop business systems and restructurings such as those discussed under Note 2 entitled “Special Gains and Charges” of this Form 10-Q, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are implementing an ERP system upgrade, which is expected to occur in phases over the next several years.  This upgrade, which includes supply chain and certain finance functions, is expected to improve the efficiency of certain financial and related transactional processes. The upgrade involves complex business process design and a breakdown in certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could be adversely affected.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Recent acquisitions, including the Nalco and Champion transactions, have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption and legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets and sensitive information; or could otherwise adversely affect our business. There may be other challenges and risks as we continue to invest in our ERP system.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
July 1-31, 2017	302,196	132.5193	301,703	12,698,468
August 1-31, 2017	343,534	131.2854	340,358	12,358,110
September 1-30, 2017	11,084	131.3123	-	12,358,110
Total	656,814	131.8536	642,061	12,358,110

(1)

Includes 14,753 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. In connection with the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $1,019,000 during the subsidiary’s third quarter ended August 31, 2017, and additional sales of such products totaling $552,000 during September 2017, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $256,000 and $130,000, respectively. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing:
(a)	The following documents are filed as exhibits to this report:
(4.1)	Form of Common Stock Certificate effective October 2, 2017.	Filed herewith electronically.
(4.2)	Sixth Supplemental Indenture, dated August 10, 2017, between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 4.2 of our Form 8-K dated August 7, 2017. (File No. 01-9328)
(4.3)	Form of 2.375% Notes due 2022.	Included in Exhibit 4.2 above.
(10.1)	Documents related to U.S. $2,000,000,000 Commercial Paper Program:
(10.1a)	Commercial Paper Issuing and Paying Agency Agreement dated as of September 18, 2017 between Ecolab Inc. and MUFG Union Bank, N.A. as Issuing and Paying Agent.	Filed herewith electronically.
(10.1b)	Corporate Commercial Paper — Master Note dated September 18, 2017, together with Annex thereto.	Filed herewith electronically.
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.1)	Interactive Data File.	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: November 2, 2017	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)