Form 10-Q
period 2018-03-31
ECOLAB INC.
filed 2018-05-03
CIK 31462

Is th

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2018.

288,520,477 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2018	2017

Product and equipment sales	$2,847.2	$2,604.4
Service and lease sales	623.7	558.0
Net sales	3,470.9	3,162.4
Product and equipment cost of sales	1,696.6	1,500.7
Service and lease cost of sales	385.5	351.1
Cost of sales (including special charges (a))	2,082.1	1,851.8
Selling, general and administrative expenses	1,008.5	947.2
Special (gains) and charges	26.0	6.2
Operating income	354.3	357.2
Other (income) expense	(19.4)	(16.8)
Interest expense, net	56.4	62.5
Income before income taxes	317.3	311.5
Provision for income taxes	69.1	54.2
Net income including noncontrolling interest	248.2	257.3
Net income attributable to noncontrolling interest	0.9	3.3
Net income attributable to Ecolab	$247.3	$254.0

Earnings attributable to Ecolab per common share
Basic	$ 0.86	$ 0.87
Diluted	$ 0.84	$ 0.86

Dividends declared per common share	$0.410	$0.370

Weighted-average common shares outstanding
Basic	288.6	290.6
Diluted	292.7	295.0

(a)	Cost of sales includes special charges of $1.5 million in the first quarter of 2017, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	First Quarter Ended
	March 31
(millions)	2018	2017

Net income including noncontrolling interest	$248.2	$257.3

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	115.6	81.0
Gain (loss) on net investment hedges	(26.2)	2.8
	89.4	83.8

Derivatives and hedging instruments	(2.1)	(9.2)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	0.3	3.3
	0.3	3.3

Subtotal	87.6	77.9

Total comprehensive income, including noncontrolling interest	335.8	335.2
Comprehensive income attributable to noncontrolling interest	3.4	4.5
Comprehensive income attributable to Ecolab	$332.4	$330.7

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions, except shares and per share amounts)	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$175.5	$211.4
Accounts receivable, net	2,574.3	2,571.4
Inventories	1,541.8	1,446.5
Other current assets	305.2	365.0
Total current assets	4,596.8	4,594.3
Property, plant and equipment, net	3,779.9	3,707.1
Goodwill	7,303.0	7,167.1
Other intangible assets, net	4,012.2	4,017.6
Other assets	492.4	477.4
Total assets	$20,184.3	$19,963.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,017.8	$564.4
Accounts payable	1,229.1	1,177.1
Compensation and benefits	497.0	549.4
Income taxes	170.0	183.6
Other current liabilities	1,068.9	1,000.7
Total current liabilities	3,982.8	3,475.2
Long-term debt	6,397.7	6,758.3
Postretirement health care and pension benefits	1,027.7	1,025.5
Deferred income taxes	652.8	635.4
Other liabilities	453.4	415.3
Total liabilities	12,514.4	12,309.7

Equity (a)
Common stock	355.5	354.7
Additional paid-in capital	5,496.5	5,435.7
Retained earnings	8,097.0	8,011.6
Accumulated other comprehensive loss	(1,558.3)	(1,643.4)
Treasury stock	(4,789.7)	(4,575.0)
Total Ecolab shareholders’ equity	7,601.0	7,583.6
Noncontrolling interest	68.9	70.2
Total equity	7,669.9	7,653.8
Total liabilities and equity	$20,184.3	$19,963.5

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 288.5 million shares outstanding at March 31, 2018 and 289.3 million shares outstanding at December 31, 2017. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2018	2017

OPERATING ACTIVITIES
Net income including noncontrolling interest	$248.2	$257.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	150.9	142.2
Amortization	80.2	73.8
Deferred income taxes	13.3	3.3
Share-based compensation expense	33.7	30.9
Pension and postretirement plan contributions	(23.0)	(23.0)
Pension and postretirement plan expense	8.6	8.8
Restructuring charges, net of cash paid	(7.7)	(6.2)
Other, net	4.9	4.7
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	33.9	76.4
Inventories	(77.2)	(67.5)
Other assets	(1.0)	(13.7)
Accounts payable	40.4	12.9
Other liabilities	(18.0)	(74.2)
Cash provided by operating activities	487.2	425.7

INVESTING ACTIVITIES
Capital expenditures	(203.3)	(167.5)
Property and other assets sold	0.5	0.5
Acquisitions and investments in affiliates, net of cash acquired	(76.5)	(826.6)
Divestiture of businesses	9.4	-
Settlement of net investment hedges	14.1	-
Other, net	-	(1.7)
Cash used for investing activities	(255.8)	(995.3)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	354.3	858.8
Long-term debt repayments	(300.6)	(0.4)
Reacquired shares	(215.1)	(374.5)
Dividends paid	(123.4)	(113.2)
Exercise of employee stock options	28.4	25.7
Acquisition related liabilities and contingent consideration	(8.6)	-
Other, net	-	(0.9)
Cash (used for) provided by financing activities	(265.0)	395.5

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.3)	5.8

Decrease in cash, cash equivalents and restricted cash	(35.9)	(168.3)
Cash, cash equivalents and restricted cash, beginning of period (a)	211.4	380.4
Cash, cash equivalents and restricted cash, end of period (b)	$175.5	$212.1

(a)	2017 includes $53.0 million of restricted cash related to the Anios transaction, which was included in other assets on the Consolidated Balance Sheet as of December 31, 2016.
(b)	There was no restricted cash as of March 31, 2018 or 2017.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Ecolab Shareholders
		Additional				Ecolab	Non-
	Common	Paid-in	Retained	OCI	Treasury	Shareholders'	Controlling	Total
(millions)	Stock	Capital	Earnings	(Loss)	Stock	Equity	Interest	Equity
Balance, December 31, 2015	$350.3	$5,086.1	$6,160.3	$(1,423.3)	$(3,263.5)	$6,909.9	$70.5	$6,980.4

New accounting guidance adoption (a)			(29.3)			(29.3)		(29.3)
Net income			1,229.0			1,229.0	17.5	1,246.5
Comprehensive income (loss) activity				(289.6)		(289.6)	(1.3)	(290.9)
Cash dividends declared			(414.9)			(414.9)	(16.9)	(431.8)
Stock options and awards	2.3	200.2			3.2	205.7		205.7
Reacquired shares		(15.5)			(724.1)	(739.6)		(739.6)
Balance, December 31, 2016	352.6	5,270.8	6,945.1	(1,712.9)	(3,984.4)	6,871.2	69.8	6,941.0

New accounting guidance adoption (b)			1.9			1.9		1.9
Net income			1,504.6			1,504.6	14.0	1,518.6
Comprehensive income (loss) activity				69.5		69.5	1.7	71.2
Cash dividends declared			(440.0)			(440.0)	(19.3)	(459.3)
Acquisition of noncontrolling interests							4.0	4.0
Stock options and awards	2.1	170.3			4.3	176.7		176.7
Reacquired shares		(5.4)			(594.9)	(600.3)		(600.3)
Balance, December 31, 2017	354.7	5,435.7	8,011.6	(1,643.4)	(4,575.0)	7,583.6	70.2	7,653.8

New accounting guidance adoption (c)			(43.6)			(43.6)		(43.6)
Net income			247.3			247.3	0.9	248.2
Comprehensive income (loss) activity				85.1		85.1	2.5	87.6
Cash dividends declared			(118.3)			(118.3)	(4.7)	(123.0)
Stock options and awards	0.8	60.8			0.4	62.0		62.0
Reacquired shares		-			(215.1)	(215.1)		(215.1)
Balance, March 31, 2018	$355.5	$5,496.5	$8,097.0	$(1,558.3)	$(4,789.7)	$7,601.0	$68.9	$7,669.9

(a)

Upon adoption of Topic 606, Revenue from Contracts with Customers and the related amendments (“the new revenue standard”), the Company changed its accounting policy for revenue recognition and has established deferred revenue for service revenues with the cumulative effect reflected as an adjustment to retained earnings.

(b)

In 2017, upon adoption of ASU 2016-09, Compensation – Stock Compensation, the Company released a valuation allowance for previously unrecognized excess tax benefits resulting in an adjustment to retained earnings.

(c)

Upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.

See Note 17 for additional information regarding adoption of new accounting standards.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2018 and 2017 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2017 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Certain amounts in prior periods have been reclassified to conform to the current period presentation. The reclassifications are primarily related to the adoption of new accounting standards as described further in Note 17. Except for the changes due to the adoption of the new accounting standards, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2018 and 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 3, 2018 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2018	2017
Cost of sales
Acquisition and integration costs	-	1.5

Special (gains) and charges
Restructuring activities	0.3	(0.3)
Acquisition and integration costs	0.5	6.3
Other	25.2	0.2
Subtotal	26.0	6.2

Total special (gains) and charges	$26.0	$7.7

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

During the second quarter of 2017, the Company commenced restructuring and other cost-saving actions in order to streamline operations. These actions include a reduction of the Company’s global workforce by approximately 570 positions, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. The Company also has restructuring plans that commenced prior to 2015. Net restructuring charges were $0.3 million ($0.3 million after tax) and net restructuring gains were $0.3 million ($0.2 million after tax) in the first quarter of 2018 and 2017, respectively. The restructuring liability balance for all plans was $34.0 million and $41.5 million as of March 31, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018 related to restructuring plans were $7.9 million.

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.5 million ($0.3 million after tax) and $6.3 million ($4.2 million after tax) in the first quarter of 2018 and 2017, respectively. Charges are related to acquisition costs, advisory and legal fees, and integration charges for acquisitions. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in the first quarter of 2017 relate to recognition of fair value step-up in the Anios inventory.

Further information related to the Company’s acquisitions is included in Note 3.

Other

During the first quarter of 2018, the Company recorded other special charges of $25.2 million, which primarily consisted of a $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both the first quarter of 2018 and 2017.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired entities have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first three months of 2018 and 2017 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

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

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected in the Consolidated Statement of Income. See Note 2 for additional information related to the Company’s special (gains) and charges related to such activities.

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

Goodwill of $511.7 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Company’s healthcare portfolio. The goodwill was allocated to the Institutional, Healthcare, and Specialty operating segments within the Global Institutional reportable segment and the Food & Beverage and Life Sciences operating segments within the Global Industrial reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes. The purchase price allocation was completed during the fourth quarter of 2017.

Other Acquisitions

During the first quarter of 2018, the Company paid $76.5 million for acquisitions, of which $47.3 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 11 years.

Excluding the Anios acquisition, during the first quarter of 2017, the Company paid $28.0 million for acquisitions, of which $18.4 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were insignificant purchase price adjustments related to prior year acquisitions.

Dispositions

There were no significant business dispositions during the first quarter of 2018, and there were no business dispositions in the first quarter of 2017. In November 2017, the Company completed the sale of its Equipment Care business to a third party. Annualized Equipment Care sales were approximately $180 million and were included in the Other segment.

4. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2018	2017
Accounts receivable, net
Accounts receivable	$2,648.2	$2,642.9
Allowance for doubtful accounts	(73.9)	(71.5)
Total	$2,574.3	$2,571.4

Inventories
Finished goods	$1,032.0	$974.9
Raw materials and parts	483.3	438.7
Inventories at FIFO cost	1,515.3	1,413.6
FIFO cost to LIFO cost difference	26.5	32.9
Total	$1,541.8	$1,446.5

Other current assets
Prepaid assets	$140.0	$153.5
Taxes receivable	118.0	129.2
Derivative assets	6.7	28.8
Other	40.5	53.5
Total	$305.2	$365.0

Property, plant and equipment, net
Land	$230.8	$224.1
Buildings and leasehold improvements	1,241.1	1,207.4
Machinery and equipment	2,334.0	2,280.9
Merchandising and customer equipment	2,486.1	2,399.4
Capitalized software	618.2	585.8
Construction in progress	418.0	438.7
	7,328.2	7,136.3
Accumulated depreciation	(3,548.3)	(3,429.2)
Total	$3,779.9	$3,707.1

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	$3,668.0	$3,620.3
Trademarks	381.5	380.6
Patents	467.7	462.7
Other technology	269.1	232.6
	4,786.3	4,696.2
Accumulated amortization
Customer relationships	(1,477.7)	(1,403.8)
Trademarks	(155.2)	(147.6)
Patents	(194.2)	(187.9)
Other technology	(177.0)	(169.3)
	(2,004.1)	(1,908.6)
Net intangible assets subject to amortization	2,782.2	2,787.6
Total	$4,012.2	$4,017.6

Other assets
Deferred income taxes	$104.4	$105.4
Pension	45.6	41.7
Other	342.4	330.3
Total	$492.4	$477.4

	March 31	December 31
(millions)	2018	2017
Other current liabilities
Discounts and rebates	$289.8	$267.2
Dividends payable	118.3	118.6
Interest payable	78.2	50.7
Taxes payable, other than income	102.9	129.9
Derivative liabilities	89.3	62.2
Restructuring	28.6	36.0
Contract liability	88.2	79.0
Other	273.6	257.1
Total	$1,068.9	$1,000.7

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(28.5)	$(26.4)
Unrecognized pension and postretirement benefit expense, net of tax	(555.6)	(555.8)
Cumulative translation, net of tax	(974.2)	(1,061.2)
Total	$(1,558.3)	$(1,643.4)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2018 and December 31, 2017.

	March 31	December 31
(millions)	2018	2017
Short-term debt
Commercial paper	$336.4	$-
Notes payable	35.7	14.7
Long-term debt, current maturities	645.7	549.7
Total	$1,017.8	$564.4

Line of Credit

As of March 31, 2018, the Company had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2018 or December 31, 2017.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of March 31, 2018, the Company had $170.8 million (€140.0 million) of commercial paper outstanding under its Euro program and $165.6 million commercial paper outstanding under its U.S. program. As of December 31, 2017, the Company had no commercial paper outstanding under either program.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2018 and December 31, 2017.

	Maturity	March 31	December 31
(millions)	by Year	2018	2017

Long-term debt
Public and 144A notes (2018 principal amount)
Three year 2015 senior notes ($0 million)	2018	-	299.9
Three year 2016 senior notes ($400 million)	2019	395.6	396.1
Five year 2015 senior notes ($300 million)	2020	299.2	299.1
Ten year 2011 senior notes ($1.02 billion)	2021	1,016.7	1,016.6
Five year 2017 senior notes ($500 million)	2022	496.3	496.3
Seven year 2016 senior notes ($400 million)	2023	397.7	397.5
Seven year 2016 senior notes (€575 million)	2024	694.3	676.6
Ten year 2015 senior notes (€575 million)	2025	697.0	679.4
Ten year 2016 senior notes ($750 million)	2026	743.1	742.8
Ten year 2017 144A notes ($500 million)	2027	494.7	494.7
Thirty year 2011 senior notes ($458 million)	2041	451.4	451.3
Thirty year 2016 senior notes ($250 million)	2046	246.0	246.0
Thirty year 2017 144A notes ($700 million)	2047	608.0	607.8
Private notes (2017 principal amount)
Series A private placement senior notes ($250 million)	2018	248.2	248.5
Series B private placement senior notes ($250 million)	2023	249.4	249.3
Capital lease obligations		4.8	4.6
Other		1.0	1.5
Total debt		7,043.4	7,308.0
Long-term debt, current maturities		(645.7)	(549.7)
Total long-term debt		$6,397.7	$6,758.3

Public and 144A Notes

During the first quarter of 2018, pursuant to a registration rights agreement pertaining to the 144A Notes, the Company filed a registration statement regarding an offer to exchange each series of the 144A Notes for new issues of notes registered under the U.S. Securities Act of 1933, as amended. The registration statement was declared effective, and the Company commenced the exchange offer, on March 20, 2018. The exchange offer expired on April 17, 2018, with all of the 144A Notes being exchanged for new notes. The terms of each series of the new notes are substantially identical to the terms of the applicable series of 144A Notes, except that the new notes are registered as mentioned above and the transfer restrictions and registration rights and related special interest provisions applicable to the 144A Notes do not apply to the new notes.

The Company’s public notes, including the new notes received upon exchange of the 144A Notes, may be redeemed by the Company at its option at redemption prices that include accrued and unpaid interest and a make-whole premium. Upon the occurrence of a change of control accompanied by a downgrade of the public notes below investment grade rating, within a specified time period, the Company would be required to offer to repurchase the public notes at a price equal to 101% of the aggregate principal amount thereof, plus any accrued and unpaid interest to the date of repurchase. The public notes are senior unsecured and unsubordinated obligations of the Company and rank equally with all other senior and unsubordinated indebtedness of the Company.

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

Covenants

The Company is in compliance with its debt covenants as of March 31, 2018.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2018 and 2017 were as follows:

	First Quarter Ended
	March 31
(millions)	2018	2017
Interest expense	$61.0	$66.6
Interest income	(4.6)	(4.1)
Interest expense, net	$56.4	$62.5

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

The Company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current and expected performance of the Company’s reporting units, updating the impairment testing during the first quarter of 2018 was not deemed necessary. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the three months ended March 31, 2018 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2017	$2,797.0	$1,027.0	$3,203.7	$139.4	$7,167.1
Segment change (a)	(71.7)	-	-	71.7	-
December 31, 2017 revised	$2,725.3	$1,027.0	$3,203.7	$211.1	$7,167.1
Current year business combinations (b)	20.7	11.8	-	-	32.5
Prior year business combinations (c)	-	-	-	0.1	0.1
Dispositions	-	-	(2.5)	-	(2.5)
Effect of foreign currency translation	40.3	15.3	47.1	3.1	105.8
March 31, 2018	$2,786.3	$1,054.1	$3,248.3	$214.3	$7,303.0

(a)

Relates to establishment of the Colloidal Technologies Group (“CTG”) operating segment, which is also a reporting unit. Goodwill was allocated to CTG based on a fair value allocation. The CTG operating segment is included in the Other segment. CTG was previously reported in the Water reporting unit, which is aggregated and reported in the Global Industrial reportable segment. See Note 15 for further information.

(b)	Represents goodwill associated with current year acquisitions. The Company does not expect any of the goodwill related to businesses acquired to be tax deductible.
(c)	Represents purchase price allocation adjustments for 2017 acquisitions deemed preliminary as of December 31, 2017.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the trade name, updating the impairment testing during the first quarter of 2018 was not deemed necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter of 2018 and 2017 was $80.2 million and $73.8 million, respectively. Estimated amortization for the remaining nine month period of 2018 related to other amortizable intangible assets is expected to be approximately $242 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$21.3	$-	$21.3	$-

Liabilities
Foreign currency forward contracts	199.7	-	199.7	-
Interest rate swap agreements	5.4	-	5.4	-

	December 31, 2017
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$45.8	$-	$45.8	$-

Liabilities
Foreign currency forward contracts	153.1	-	153.1	-
Interest rate swap agreements	4.2	-	4.2	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$7,043.4	$7,282.2	$7,308.0	$7,716.0

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

Derivative Positions Summary

Certain of the Company’s derivative transactions are subject to master netting arrangements that allow the Company to net settle contracts with the same counterparties. These arrangements generally do not call for collateral and as of the applicable dates presented in the following table, no cash collateral had been received or pledged related to the underlying derivatives.

The respective net amounts are included in other current assets, other assets, other current liabilities and other liabilities on the Consolidated Balance Sheet.

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	March 31	December 31	March 31	December 31
(millions)	2018	2017	2018	2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	$3.8	$19.6	$162.6	$125.2
Interest rate swap agreements	-	-	5.4	4.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	17.5	26.2	37.1	27.9
Gross value of derivatives	21.3	45.8	205.1	157.3

Gross amounts offset in the Consolidated Balance Sheet	(14.6)	(17.0)	(14.6)	(17.0)
Net value of derivatives	$6.7	$28.8	$190.5	$140.3

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
(millions)	2018	2017

Foreign currency forward contracts	$ 4,762	$ 5,593
Interest rate agreements	$ 650	$ 950

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		First Quarter Ended
		March 31
(millions)		2018	2017
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$(44.9)	$(4.3)
Interest rate swap agreements	AOCI (equity)	-	-
	Total	(44.9)	(4.3)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	(1.9)	(2.5)
	SG&A	(47.6)	10.2
	Interest expense, net	8.3	2.9
	Subtotal	(41.2)	10.6

Interest rate swap agreements	Interest expense, net	(1.8)	(1.8)
	Total	$(43.0)	$8.8

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first three months of 2018 and 2017.

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

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed interest rate to a floating interest rate. In January 2015, the Company entered into interest rate swap agreements that converted its $300 million 1.55% debt and its $250 million 3.69% debt from fixed interest rates to floating interest rates. In May 2014, the Company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate. The interest rate swap agreements tied to the Company’s $500 million 1.45% and $300 million 1.55% debt expired in December 2017 and January 2018, respectively, upon repayment of the underlying debt.

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		First Quarter Ended
		March 31
(millions)		2018	2017

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$(1.1)	$(1.7)

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$1.1	$1.7

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,391 million at the end of the first quarter of 2018) senior notes (“euronotes”) and €100 million ($122 million at the end of the first quarter of 2018) Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries.

The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2018	2017
Revaluation gains (losses), net of tax	$(26.2)	$2.8

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		First Quarter Ended
		March 31
(millions)		2018	2017
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$(18.4)	$(2.6)
	Interest expense, net	1.6	(1.4)
	Total	$(16.8)	$(4.0)

The amounts recognized in SG&A above offset the earnings impact of the related foreign currency denominated assets and liabilities. The amounts recognized in interest expense above represent the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

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

	First Quarter Ended
	March 31
(millions)	2018	2017
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$(44.9)	$(4.3)
(Gains) losses reclassified from AOCI into income
Cost of sales	1.9	2.5
SG&A	47.6	(10.2)
Interest (income) expense, net	(6.5)	(1.1)
	43.0	(8.8)
Other activity	(0.3)	0.1
Tax impact	0.1	3.8
Net of tax	$(2.1)	$(9.2)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs	7.7	4.9
	7.7	4.9
Other activity	(5.5)	-
Tax impact	(1.9)	(1.6)
Net of tax	$0.3	$3.3

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2018	2017
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$33.5	$(6.7)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$0.3	$3.3

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2018, 10,875,427 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Accelerated Stock Repurchase (“ASR”) Agreements

In February 2017, the Company entered into an ASR agreement to repurchase $300 million of its common stock and received 2,077,224 shares of its common stock, which was approximately 85% of the total number of shares the Company expected to be repurchased under the ASR, based on the price of the Company’s common stock at that time. In connection with the final settlement of the ASR agreement in June 2017, the Company received an additional 286,620 shares of common stock. The final per share purchase price and the total number of shares to be repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the agreements and all shares acquired were recorded as treasury stock.

During the open periods in 2017, the ASR was not dilutive to the Company’s earnings per share calculations, nor did it trigger the two-class earnings per share methodology. Additionally, the unsettled portion of ASR during the open periods met the criteria to be accounted for as a forward contract indexed to the Company’s stock and qualified as equity transactions.

The initial delivery of shares, as well as the additional receipt of shares at settlement resulted in a reduction to the Company’s common stock outstanding used to calculate earnings per share.

Share Repurchases

During the first three months of 2018, the Company reacquired 1,604,896 shares of its common stock, of which 1,482,683 related to share repurchases through open market or private purchases, and 122,213 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2017, the Company reacquired 4,707,629 shares of its common stock, of which 4,414,416 related to share repurchases through open market or private purchases, including the February 2017 ASR discussed above, and 293,213 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2018	2017

Net income attributable to Ecolab	$247.3	$254.0

Weighted-average common shares outstanding
Basic	288.6	290.6
Effect of dilutive stock options and units	4.1	4.4
Diluted	292.7	295.0

Basic EPS	$ 0.86	$ 0.87
Diluted EPS	$ 0.84	$ 0.86

Anti-dilutive securities excluded from the computation of diluted EPS	1.8	3.6

12. INCOME TAXES

The Company’s tax rate was 21.8% and 17.4% for the first quarter of 2018 and 2017, respectively. The change in the Company’s tax rate for the first quarter of 2018 compared to the first quarter of 2017 was driven primarily by discrete tax items and a lower U.S. corporate tax rate.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides a measurement period of up to one year from the Tax Act’s enactment date to complete the accounting for the effects of the Tax Act. The Company is assessing the impact of the provisions of the Act, and has not yet elected an accounting policy related to GILTI.

The Company recorded an estimate of the one-time transition tax in the fourth quarter of 2017, and in the first quarter of 2018 recorded additional expense of $11.3 million, primarily due to the issuance of technical guidance during the quarter. The one-time transition tax is subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. The Company’s estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

Excess tax benefits related to employee share-based compensation were $6.8 million and $16.0 million in the first quarter of 2018 and 2017, respectively.

Net discrete tax benefits of $4.6 million in 2018 related to changes in the Company’s state tax profile and changes in reserves in non-U.S. jurisdictions. 2017 discrete tax benefits of $6.8 million related to the release of reserves for uncertain tax positions due to the expiration of statute of limitation in non-U.S. jurisdictions.

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2018	2017	2018	2017	2018	2017
Service cost	$18.6	$17.5	$8.5	$7.4	$0.9	$0.7
Interest cost on benefit obligation	20.8	20.9	7.5	6.9	1.5	1.5
Expected return on plan assets	(40.5)	(37.4)	(16.3)	(13.5)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	9.8	7.2	4.4	4.4	(0.5)	(0.6)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(4.1)	(4.2)
Total expense (benefit)	$7.0	$6.5	$3.9	$5.0	$(2.3)	$(2.7)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income while all other components are included in other (income) expense in the Consolidated Statement of Income. For more information about the adoption of the pension standard relating to the classification of components of pension expense, refer to Note 17.

As of March 31, 2018, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first quarter of 2018, the Company made payments of $1 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $5 million to such plans during the remainder of 2018.

The Company contributed $19 million to its international pension benefit plans during the first quarter of 2018. The Company estimates it will contribute approximately an additional $30 million to such plans during the remainder of 2018.

During the first three months of 2018, the Company made payments of $3 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $8 million to such plans during the remainder of 2018.

14. REVENUES

Revenue from product and sold equipment is recognized when obligations under the terms of a contract with the customer are satisfied, which generally occurs when the transfer of the product or equipment occurs, which is upon delivery. Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing service. Concurrent with the adoption of the new revenue standard, the Company reclassified certain costs from selling, general and administrative expenses to cost of sales, to align the costs of providing the service with the recognition of service revenue.

Contracts with customers may include multiple performance obligations. For contracts with multiple performance obligations, the consideration is allocated between products and services based on their stand-alone selling prices. Stand-alone selling prices are generally based on the prices charged to customers or using an expected cost plus margin. Judgment was used in determining the amount of service that is embedded within the contracts, which is based on the amount of time spent on the performance obligation activities. The level of effort, including the estimated margin that would be charged, is used to determine the amount of service revenue. Depending on the terms of the contract, the Company may defer the recognition of revenue when a future performance obligation has not yet occurred.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight are recognized in cost of sales when control over the product has transferred to the customer.

Other estimates used in recognizing revenue include allocating variable consideration to customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. These estimates are based primarily on historical experience and anticipated performance over the contract period. Based on the certainty in estimating these amounts, they are included in the transaction price of the contracts and the associated remaining performance obligations. The Company also records estimated reserves for anticipated uncollectible accounts and for product returns and credits at the time of sale.

Practical Expedients and Exemptions

The Company elected to apply the portfolio approach primarily within each operating segment by geographical region. The new revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. The Company determined the key criteria to assess with respect to the portfolio approach, included related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings are performed at the operating segment level.

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water and energy products provided to customers in the Global Industrial, Global Institutional and Global Energy segments. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment occurs.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in the Other segment include Pest Elimination and, prior to the Equipment Care sale in 2017, kitchen equipment repair and maintenance. Global Energy services include process and water treatment offerings to the global petroleum and petrochemical industries, while services in the Global Industrial segment are associated with water treatment and paper process applications. Global Institutional services include water treatment programs and process applications, and wash process solutions. Revenue recognized from lease equipment primarily relates to warewashing equipment.

Service and leased equipment revenue is recognized over time and aligns with when the services are provided or when the customer receives the benefit of the leased equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control.

Revenue for leased equipment is recognized over time utilizing an input method as this method aligns most appropriately with when the costs are incurred to provide access to the leased equipment to the customer.

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. For more information about the Company’s reportable segments, refer to Note 15.

Net sales at public exchange rates by reportable segment for the first quarter ended March 31 are as follows:

	First Quarter Ended
	March 31
(millions)	2018	2017
Global Industrial
Product and sold equipment	$1,055.6	$963.7
Service and lease equipment	170.4	150.5
Global Institutional
Product and sold equipment	1,038.6	927.6
Service and lease equipment	167.6	146.9
Global Energy
Product and sold equipment	734.4	671.0
Service and lease equipment	108.5	86.9
Other
Product and sold equipment	18.6	42.1
Service and lease equipment	177.2	173.7
Total
Total product and sold equipment	$2,847.2	$2,604.4
Total service and lease equipment	623.7	558.0

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2018	2017	2018	2017	2018	2017	2018	2017

North America	$556.8	$521.2	$816.9	$768.4	$485.0	$430.1	$130.0	$160.3
Europe	297.2	249.9	244.6	176.1	101.8	86.2	30.3	24.0
Asia Pacific	160.9	149.5	60.3	55.0	67.4	57.9	8.9	8.0
Latin America	109.3	101.7	41.2	38.5	54.6	58.5	11.7	10.7
Middle East and Africa	30.7	28.5	13.9	11.5	115.8	109.3	2.9	2.7
Greater China	71.1	63.4	29.3	25.0	18.3	15.9	12.0	10.1
Total	$1,226.0	$1,114.2	$1,206.2	$1,074.5	$842.9	$757.9	$195.8	$215.8

Net sales by geographic region were determined based on origin of sale.

Contract Liability

Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Accounts receivable are recorded when the right to consideration becomes unconditional. The contract liability relates to billings in advance of performance (primarily service obligations) under the contract. Contract liabilities are recognized as revenue when the performance obligation has been performed, which primarily occurs during the subsequent quarter.

	March 31	March 31
(millions)	2018	2017

Contract liability as of beginning of period	$79.0	$68.6

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	(79.0)	(68.6)

Increases due to billings excluding amounts recognized as revenue during the period	88.0	71.6
Business combination	0.2	2.2

Contract liability as of end of period	$88.2	$73.8

15. OPERATING SEGMENTS

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

Comparability of Reportable Segments

Refer to Note 17 for additional information regarding adoption of new accounting standards for the changes presented in the “Revenue Standard Adoption” and “Pension Standard Adoption” columns in the table below.

Effective in the first quarter of 2018, the Company established the Colloidal Technologies Group (“CTG”) operating segment. The CTG operating segment has not been aggregated, based on qualitative criteria, and is included in the Other segment. CTG produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water; these products and associated programs are used primarily for binding and polishing applications. CTG was previously recorded in the Water operating segment which is aggregated into the Global Industrial reportable segment. The Company also made insignificant changes to its reportable segments, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" column of the table below.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2018.

The impact of the preceding changes on previously reported full year 2017 reportable segment net sales and operating income is summarized as follows:

	December 31, 2017
	2017 Reported	Revenue	Pension		Fixed	2017 Revised
	Valued at 2017	Standard	Standard	Segment	Currency	Valued at 2018
(millions)	Management Rates	Adoption	Adoption	Change	Rate Change	Management Rates
Net Sales
Global Industrial	$4,878.5	$(0.8)	$-	$(56.9)	$286.0	$5,106.8
Global Institutional	4,744.9	(1.4)	-	(23.7)	190.2	4,910.0
Global Energy	3,199.3	-	-	0.7	81.7	3,281.7
Other	823.5	-	-	79.9	28.1	931.5
Subtotal at fixed currency rates	13,646.2	(2.2)	-	-	586.0	14,230.0
Effect of foreign currency translation	192.1	(0.2)	-	-	(586.0)	(394.1)
Consolidated reported GAAP net sales	$13,838.3	$(2.4)	$-	$-	$-	$13,835.9

Operating Income
Global Industrial	$722.0	$(0.8)	$(12.8)	$2.6	$47.5	$758.5
Global Institutional	985.7	(1.4)	(13.1)	(14.9)	23.5	979.8
Global Energy	338.5	-	(16.7)	(0.7)	15.0	336.1
Other	149.3	-	(24.5)	13.0	4.7	142.5
Corporate	(208.6)	-	-	-	(5.3)	(213.9)
Subtotal at fixed currency rates	1,986.9	(2.2)	(67.1)	-	85.4	2,003.0
Effect of foreign currency translation	32.9	(0.2)	(0.2)	-	(85.4)	(52.9)
Consolidated reported GAAP operating income	$2,019.8	$(2.4)	$(67.3)	$-	$-	$1,950.1

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	First Quarter Ended
	March 31
(millions)	2018	2017
Net Sales
Global Industrial	$1,241.4	$1,178.3
Global Institutional	1,218.0	1,114.6
Global Energy	847.1	775.7
Other	197.4	221.8
Subtotal at fixed currency rates	3,503.9	3,290.4
Effect of foreign currency translation	(33.0)	(128.0)
Consolidated reported GAAP net sales	$3,470.9	$3,162.4

Operating Income
Global Industrial	$129.9	$135.6
Global Institutional	198.7	186.8
Global Energy	70.9	70.9
Other	27.1	27.1
Corporate	(69.1)	(50.7)
Subtotal at fixed currency rates	357.5	369.7
Effect of foreign currency translation	(3.2)	(12.5)
Consolidated reported GAAP operating income	$354.3	$357.2

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

16. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, income taxes, environmental matters and lawsuits. The Company also has contractual obligations related to lease commitments.

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

On July 18, 2017, the Court dismissed with prejudice certain “B3” claims not complying with the February 22, 2017 order. On July 19, 2017, the Court dismissed with prejudice certain “B1” claims not complying with three prior orders pertaining to “B1” claims and requiring, among other things, “B1” Plaintiffs to file sworn statements detailing their claim. On January 11, 2018, the Court entered an order requiring the remaining “B1” Plaintiffs to file sworn statements of causation and damages by no later than April 11, 2018, pursuant to which the Court will determine which “B1” Plaintiffs are entitled to pursue their claims. On April 9, 2018, the Court entered an order requiring the remaining “B3” Plaintiffs to file sworn, particularized statements of their claims no later than July 9, 2018, pursuant to which the Court will then determine which “B3” Plaintiffs are entitled to further pursue their claims. There currently remain nine cases pending against Nalco, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

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

17. NEW ACCOUNTING PRONOUNCEMENTS

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

(a)

As part of implementing the new standard, the Company has reviewed current accounting policies, and is in the process of developing future policies and electing practical expedients allowed under the new accounting guidance and proposed under the FASB’s tentative decision on November 29, 2017. The tentative decision relieves the requirements to restate comparative periods in the period of adoption and to separately disclose lease and nonlease components for lessor accounting when certain conditions are met. The Company is implementing a global lease accounting software, which will be designed to facilitate adoption and reporting in accordance with the standard. The Company is accumulating leases for inclusion into the software, and the project team is designing future processes to identify, accumulate, and report on the Company’s leases. The Company expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is evaluating other impacts on the consolidated financial statements. The standard currently requires a modified retrospective transition to be applied at the beginning of the earliest comparative period presented in the year of adoption; however, this requirement may be relieved based upon the tentative decision.

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

			January 1, 2018	The adoption of the guidance did not have a material impact on the Company's financial statements.

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

			January 1, 2018	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017	Clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	The adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018

During the first quarter of 2018, the Company adopted the accounting guidance issued in October 2016 that requires recognition of the income tax effects of intercompany sales and transfers of assets, other than inventory, in the period in which the transfer occurs. Under previous guidance the income tax effects of intercompany transfers of assets were deferred until the asset had been sold to an outside party or otherwise recognized (e.g., depreciated, amortized, impaired). Upon adoption of the standard, only the income tax effects of intercompany transfers of inventory are deferred. The standard was adopted using the modified retrospective approach with a cumulative-effective adjustment of $43.6 million to opening retained earnings on the date of adoption. Income tax effects of intra-entity inventory transfers will continue to be deferred until the inventory is sold.

ASU 2016-15 - Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments	August 2016	The guidance's objective is to reduce diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.	January 1, 2018

The adoption of the guidance did not have a material impact on the Company's financial statements and elected to account for distributions received from equity method investees as cash flows from operating activities using the nature of distribution approach accounting policy election.

ASU 2014-09 – Revenue from Contracts with Customers

On January 1, 2018, the Company retrospectively adopted Accounting Standards Codification Topic 606 Revenue from Contracts with Customers and the related amendments (“the new revenue standard”). The new revenue standard was applied to all periods presented and the cumulative effect of applying the standard is recognized at the beginning of the earliest year presented. The Company identified additional performance obligations primarily related to performing service activities, which were explicitly or implicitly included in contracts with customers. These performance obligations, when aggregated with service revenue currently reported, represent more than 10% of sales. Upon adoption of the new standard, service and lease revenue are reported separately from product and sold equipment revenue. Concurrent with the adoption of the new revenue standard, the Company reclassified certain costs to cost of sales from selling, general and administrative expenses, to align providing the service with the recognition of service revenue. The Company recorded a reduction to opening retained earnings of $29.3 million, net of tax, as of January 1, 2016 due to the impact of adopting the new revenue standard, with the impact primarily related to deferring service revenue. Further information related to the Company’s adoption of the new revenue standard is included in Note 14.

ASU 2017-07 – Compensation - Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and the Net Periodic Postretirement Benefit Cost

On January 1, 2018, the Company retrospectively adopted guidance relating to the presentation of the components of net periodic benefit costs for pension and other post-retirement benefits within the Consolidated Statement of Income. Under the new guidance, the non-service cost components of net periodic benefit cost are presented in other (income) expense, while the service cost component will continue to be recorded with compensation cost in cost of sales and selling, general and administrative expenses. The Company elected to use the practical expedient that allows entities to estimate the amount for comparative periods using the information previously disclosed in the pension and postretirement health care benefits footnote. As a result, the Company has changed its accounting principle, and revised prior period presentation related to the presentation of the non-service cost components.

The following table presents the effect of the adoptions of the revenue recognition and pension standards on the Company’s Consolidated Statement of Income:

(millions, except per share amounts)	First Quarter Ended March 31
	2017 Reported	Revenue Standard Adoption	Pension Standard Adoption	2017 Revised
Net sales	$3,161.6	$(3,161.6)	$-	$-
Product and equipment sales	-	2,604.4	-	2,604.4
Service and lease sales	-	558.0	-	558.0
Total net sales	3,161.6	0.8	-	3,162.4

Cost of sales	1,691.5	(1,691.5)	-	-
Product and equipment cost of sales	-	1,499.8	0.9	1,500.7
Service and lease cost of sales	-	350.9	0.2	351.1
Total cost of sales (including special charges)	1,691.5	159.2	1.1	1,851.8

Selling, general and administrative expenses	1,090.6	(159.1)	15.7	947.2
Special (gains) and charges	6.2	-	-	6.2
Operating income	373.3	0.7	(16.8)	357.2

Other (income) expense	-	-	(16.8)	(16.8)
Interest expense, net	62.5	-	-	62.5

Income before income taxes	310.8	0.7	-	311.5
Provision for income taxes	54.0	0.2	-	54.2
Net income including noncontrolling interest	256.8	0.5	-	257.3
Net income attributable to noncontrolling interest	3.3	-	-	3.3
Net income attributable to Ecolab	$253.5	$0.5	$-	$254.0

Earnings attributable to Ecolab per common share
Basic	$ 0.87	$ -		$ 0.87
Diluted	$ 0.86	$ -		$ 0.86

The following table presents the effect of the adoption of the new revenue standard on the selected accounts which were impacted in the Consolidated Balance Sheet:

(millions)	Year ended December 31
	2017 Reported	Revenue Standard Adoption	2017 Revised

ASSETS
Current assets
Accounts receivable, net	$2,574.1	$(2.7)	$2,571.4
Inventories	1,445.9	0.6	1,446.5
Total current assets	4,596.4	(2.1)	4,594.3
Other assets	474.2	3.2	477.4
Total assets	19,962.4	1.1	19,963.5

LIABILITIES AND EQUITY
Current liabilities
Other current liabilities	957.3	43.4	1,000.7
Total current liabilities	3,431.8	43.4	3,475.2
Deferred income taxes	642.8	(7.4)	635.4
Total liabilities	12,273.7	36.0	12,309.7

Equity
Retained earnings	8,045.4	(33.8)	8,011.6
Accumulated other comprehensive loss (a)	(1,642.3)	(1.1)	(1,643.4)
Total Ecolab shareholders’ equity	7,618.5	(34.9)	7,583.6
Total equity	7,688.7	(34.9)	7,653.8
Total liabilities and equity	$19,962.4	$1.1	$19,963.5

(a)

On a quarterly basis throughout 2017, revenue recognition adjustments had a nominal impact on foreign currency translation within accumulated other comprehensive loss. These revisions have been reflected within the Statement of Comprehensive Income.

ASU 2016-18 – Statement of Cash Flows (Topic 230): Restricted Cash

During the first quarter of 2018, the Company adopted the accounting guidance issued in 2016 that requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. The Company’s restricted cash is primarily associated with acquisitions, and the escrow payment associated with the proposed acquisition. As a result of the new guidance, the Company has updated the policy so restricted cash will no longer be shown as a transfer on the statement of cash flows, and a reconciliation of restricted cash will be added to the statement of cash flows.

The following table presents the effect of the adoptions of the restricted cash and revenue recognition standards on selected accounts in the Consolidated Statement of Cash Flows:

(millions)	First Quarter Ended March 31
	2017 Reported	Restricted Cash Standard Adoption	Revenue Standard Adoption	2017 Revised
OPERATING ACTIVITIES
Net income including noncontrolling interest	$256.8	$-	$0.5	$257.3
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	3.2	-	0.1	3.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	76.3	-	0.1	76.4
Other liabilities	(73.5)	-	(0.7)	(74.2)
Cash provided by operating activities	425.7	-	-	425.7

INVESTING ACTIVITIES
Restricted cash activity	53.8	(53.8)	-	-
Cash used for investing activities	(941.5)	(53.8)	-	(995.3)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.0	0.8	-	5.8

(Decrease) increase in cash, cash equivalents and restricted cash	(115.3)	(53.0)	-	(168.3)
Cash, cash equivalents and restricted cash, beginning of period	327.4	53.0	-	380.4
Cash, cash equivalents and restricted cash, end of period	$212.1	$-	$-	$212.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of March 31, 2018, and the related consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the consolidated statement of equity for the three-month period ended March 31, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for the adoption of new accounting standards described in Note 17.  The accompanying December 31, 2017 consolidated balance sheet and consolidated statements of equity for the years ended December 31, 2017 and 2016 reflect this change.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.  We conducted our review in accordance with the standards of the PCAOB.  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 3, 2018

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

Adoption of New Accounting Standards

On January 1, 2018 we retrospectively adopted the Accounting Standards Codification Topic 606 Revenue from Contracts with Customers and the related amendments (“the new revenue standard”). Concurrent with the adoption of the new revenue standard, we reclassified certain costs from selling, general and administrative expenses to cost of sales, to align the cost of providing the service with the recognition of service revenue. The new revenue standard was applied to all periods presented and the cumulative effect of applying the standard is recognized at the beginning of the earliest year presented.

We also retrospectively adopted Accounting Standards Update 2017-07 Compensation – Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, relating to the presentation of the components of net periodic benefit costs for pension and other post-retirement benefits within the Consolidated Statement of Income (“the new pension standard”).

All comparisons and discussion throughout the MD&A reflect the adoption of the new revenue standard and new pension standard. Further information about the adoption of the accounting standards is included in Note 17.

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

Comparability of Reportable Segments

Effective in the first quarter of 2018, we established the Colloidal Technologies Group (“CTG”) operating segment. The CTG operating segment has not been aggregated, based on qualitative criteria, and is included in the Other segment. CTG produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water; these products and associated programs are used primarily for binding and polishing applications. CTG was previously recorded in the Water operating segment which is aggregated into the Global Industrial reportable segment. We also made immaterial changes to our reportable segments, including the movement of certain customers and cost allocations between reportable segments. All comparisons and discussion throughout the MD&A are based on the new operating segment structure effective in the first quarter of 2018.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, and exclude the results of our divested businesses from the twelve months prior to divestiture.

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2018

Sales Performance

When comparing first quarter 2018 against first quarter 2017, sales performance was as follows:

•	Reported net sales increased 10% to $3,471 million, fixed currency sales and acquisition adjusted fixed currency sales increased 6% and 6%, respectively.
•	Fixed currency sales for our Global Industrial segment increased 5% to $1,241 million, acquisition adjusted fixed currency sales increased 3%, led by Water and Food and Beverage.
•	Fixed currency sales for our Global Institutional segment increased 9% to $1,218 million, acquisition adjusted fixed currency sales increased 5%, led by growth in Specialty.
•

Fixed currency sales for our Global Energy segment increased 9% to $847 million, acquisition adjusted fixed currency sales increased 10%, reflecting strong growth in the well stimulation business and good gains in the production and downstream businesses.

•	Fixed currency sales for our Other segment sales decreased 11% to $197 million, driven by the divestiture of Equipment Care in 2017, offset by sales growth in Pest Elimination.

Financial Performance

When comparing first quarter 2018 against first quarter 2017, our financial performance was as follows:

•

Reported operating income decreased 1% to $354 million. Excluding the impact of special (gains) and charges from both 2018 and 2017 reported results, adjusted operating income increased 4% and our adjusted fixed currency operating income increased 2%.

•

Net income attributable to Ecolab decreased 3% to $247 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, our adjusted net income attributable to Ecolab increased 13%.

•

Diluted EPS of $0.84 decreased 2%. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, adjusted diluted EPS increased 14% to $0.91 in the first quarter of 2018.

•

Our reported tax rate was 21.8% during the first quarter of 2018, compared to 17.4% during the first quarter of 2017. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2018 and 2017 results, our adjusted tax rate was 22.0% and 24.9% during the first quarter of 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Product and equipment sales	$2,847.2	$2,604.4
Service and lease sales	623.7	558.0
Reported GAAP net sales	$3,470.9	$3,162.4	10%
Effect of foreign currency translation	33.0	128.0
Non-GAAP fixed currency sales	$3,503.9	$3,290.4	6%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2018 sales change are shown below:

First Quarter Ended
March 31
(percent)	2018
Volume	5%
Price changes	1
Acquisition adjusted fixed currency sales change	6
Acquisitions and divestitures	1
Fixed currency sales change	6
Foreign currency translation	3
Reported GAAP net sales change	10%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2018		2017
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,696.6		$1,500.7
Service and lease cost of sales	385.5		351.1
Reported GAAP COS and gross margin	$2,082.1	40.0%	$1,851.8	41.4%
Special (gains) and charges	-	-	1.5	0.1
Non-GAAP adjusted COS and gross margin	$2,082.1	40.0%	$1,850.3	41.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 40.0% and 41.4% for the first quarter of 2018 and 2017, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 37.

Excluding the impact of special (gains) and charges within COS, our first quarter 2018 adjusted gross margin was 40.0% compared against a first quarter 2017 adjusted gross margin of 41.5%. The decrease was driven primarily by higher delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 29.1% for the first quarter of 2018 compared to 30.0% in 2017. The decreased SG&A ratio to sales across the periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2018	2017
Cost of sales
Acquisition and integration costs	-	1.5

Special (gains) and charges
Restructuring activities	0.3	(0.3)
Acquisition and integration costs	0.5	6.3
Other	25.2	0.2
Subtotal	26.0	6.2

Total special (gains) and charges	$26.0	$7.7

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

During the second quarter of 2017, we commenced restructuring and other cost-saving actions in order to streamline our operations. These actions include a reduction of our global workforce by approximately 570 positions, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. We also have restructuring plans that commenced prior to 2015. Net restructuring charges were $0.3 million ($0.3 million after tax) or less than $0.01 per diluted share, and net restructuring gains were $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share, in the first quarter of 2018 and 2017, respectively. The restructuring liability balance for all plans was $34.0 million and $41.5 million as of March 31, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018, related to restructuring plans were $7.9 million.

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.5 million ($0.3 million after tax) or less than $0.01 per diluted share, and $6.3 million ($4.2 million after tax) or $0.02 per diluted share, in the first quarter of 2018 and 2017, respectively. Charges are related to acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in the first quarter of 2017 relate to recognition of fair value step-up in the Anios inventory.

Other

During the first quarter of 2018, we recorded other special charges of $25.2 million, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation. Other charges were minimal in both the first quarter of 2018 and 2017.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Reported GAAP operating income	$354.3	$357.2	(1)%
Special (gains) and charges	26.0	7.7
Non-GAAP adjusted operating income	380.3	364.9	4
Effect of foreign currency translation	3.2	12.5
Non-GAAP adjusted fixed currency operating income	$383.5	$377.4	2%

	First Quarter Ended
	March 31
(percent)	2018	2017
Reported GAAP operating income margin	10.2%	11.3%
Non-GAAP adjusted operating income margin	11.0%	11.5%
Non-GAAP adjusted fixed currency operating income margin	10.9%	11.5%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 1% in the first quarter of 2018 when compared against first quarter of 2017. Our reported operating income for 2018 and 2017 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2018 and 2017 reported results, our adjusted operating income increased 4% in the first quarter of 2018.

As shown in the previous table, foreign currency had minimal impact on adjusted operating income growth for first quarter of 2018. Foreign currency translation had a positive impact on adjusted fixed currency operating income growth for the first quarter of 2017.

Other (Income) Expense

Other (income) expense relates to the income from the non-service components of pension cost which were $19.4 million and $16.8 million in the first quarter of 2018 and 2017, respectively. The increase in income is due to expected returns on increased pension assets.

Interest Expense, Net

Net interest expense was $56.4 million and $62.5 million in the first quarter of 2018 and 2017, respectively. The decrease in net interest expense when comparing 2018 against 2017 was driven primarily by lower interest rates on debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2018	2017

Reported GAAP tax rate	21.8%	17.4%
Tax rate impact of:
The Tax Act	(3.3)	-
Special (gains) and charges	0.2	0.3
Discrete tax items	3.3	7.2
Non-GAAP adjusted tax rate	22.0%	24.9%

Our reported tax rate was 21.8% and 17.4% for the first quarter of 2018 and 2017, respectively. The change in our tax rate for the first quarter of 2018 compared to the first quarter of 2017 was driven primarily by discrete tax items and a lower U.S. corporate tax rate, with a lesser impact from special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”), which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides a measurement period of up to one year from the Tax Act’s enactment date to complete the accounting for the effects of the Tax Act. We are assessing the impact of the provisions of the Act, and have not yet elected an accounting policy related to GILTI.

We recorded an estimate of the one-time transition tax in the fourth quarter of 2017, and in the first quarter of 2018 recorded additional discrete expense of $11.3 million, primarily due to the issuance of technical guidance during the quarter. The one-time transition tax is subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. Our estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

Discrete tax items include excess tax benefits related to share-based compensation and other discrete tax benefits of $11.4 million in the first quarter of 2018. Excess tax benefits were $6.8 million and other discrete tax benefits of $4.6 million related to changes in our state tax profile and changes in reserves in non-U.S. jurisdictions.

Discrete tax items include excess tax benefits related to share-based compensation and other discrete tax items of $22.8 million in the first quarter of 2017. Excess tax benefits were $16.0 million in the first quarter of 2017. Other discrete tax benefits in 2017 of $6.8 million related to the release of reserves for uncertain tax positions due to the expiration of statute of limitation in non-U.S. jurisdictions.

The decrease in the 2018 adjusted tax rate compared to 2017 was primarily due to a lower U.S. corporate tax rate.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Reported GAAP net income attributable to Ecolab	$247.3	$254.0	(3)%
Adjustments:
Special (gains) and charges, after tax	19.7	5.2
Discrete tax net expense (benefit)	(0.1)	(22.8)
Non-GAAP adjusted net income attributable to Ecolab	$266.9	$236.4	13%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2018	2017	Change
Reported GAAP diluted EPS	$0.84	$ 0.86	(2)%
Adjustments:
Special (gains) and charges	0.07	0.02
Discrete tax net expense (benefit)	-	(0.08)
Non-GAAP adjusted diluted EPS	$0.91	$ 0.80	14%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for the first quarter of 2018, when compared to the first quarter of 2017.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2018. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2017, with the exception of the new revenue standard and the new pension standard, which are described in Note 17 of this Form 10-Q. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for 2018 and 2017 for our reportable segments are shown in the following tables.

Net Sales	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Global Industrial	$1,241.4	$1,178.3	5%
Global Institutional	1,218.0	1,114.6	9
Global Energy	847.1	775.7	9
Other	197.4	221.8	(11)
Subtotal at fixed currency	3,503.9	3,290.4	6
Effect of foreign currency translation	(33.0)	(128.0)
Consolidated reported GAAP net sales	$3,470.9	$3,162.4	10%

Operating Income	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Global Industrial	$129.9	$135.6	(4)%
Global Institutional	198.7	186.8	6
Global Energy	70.9	70.9	-
Other	27.1	27.1	-
Corporate	(69.1)	(50.7)
Subtotal at fixed currency	357.5	369.7	(3)
Effect of foreign currency translation	(3.2)	(12.5)
Consolidated reported GAAP operating income	$354.3	$357.2	(1)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

Net Sales
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,241.4	$(23.9)	$1,217.5	$1,178.3	$(1.6)	$1,176.7
Global Institutional	1,218.0	(45.0)	1,173.0	1,114.6	(0.1)	1,114.5
Global Energy	847.1	(0.3)	846.8	775.7	(5.3)	770.4
Other	197.4	(8.1)	189.3	221.8	(46.1)	175.7
Subtotal at fixed currency	3,503.9	(77.3)	3,426.6	3,290.4	(53.1)	3,237.3
Effect of foreign currency translation	(33.0)			(128.0)
Total reported net sales	$3,470.9			$3,162.4

Operating Income
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$129.9	$(0.9)	$129.0	$135.6	$(0.3)	$135.3
Global Institutional	198.7	(3.6)	195.1	186.8	0.1	186.9
Global Energy	70.9	0.7	71.6	70.9	(0.7)	70.2
Other	27.1	0.1	27.2	27.1	(3.3)	23.8
Corporate	(43.1)	-	(43.1)	(43.0)	-	(43.0)
Non-GAAP adjusted fixed currency operating income	383.5	(3.7)	379.8	377.4	(4.2)	373.2
Special (gains) and charges	26.0			7.7
Subtotal at fixed currency	357.5			369.7
Effect of foreign currency translation	(3.2)			(12.5)
Total reported operating income	$354.3			$357.2

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2018 against the first quarter of 2017.

Global Industrial

	First Quarter Ended
	March 31
	2018	2017
Sales at fixed currency (millions)	$1,241.4	$1,178.3
Sales at public currency (millions)	1,226.0	1,114.2

Volume	2%
Price changes	1%
Acquisition adjusted fixed currency sales change	3%
Acquisitions and divestitures	2%
Fixed currency sales change	5%
Foreign currency translation	5%
Public currency sales change	10%

Operating income at fixed currency (millions)	$129.9	$135.6
Operating income at public currency (millions)	127.8	125.5

Fixed currency operating income change	(4)%
Fixed currency operating income margin	10.5%	11.5%
Acquisition adjusted fixed currency operating income change	(5)%
Acquisition adjusted fixed currency operating income margin	10.6%	11.5%
Public currency operating income change	2%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the first quarter of 2018, benefitting from volume and pricing gains. At a regional level, the first quarter sales showed good growth in Latin America, North America and Europe.

At an operating segment level, Water fixed currency sales increased 7% (5% acquisition adjusted) in the first quarter of 2018. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions in the quarter. Mining sales were led by new business wins. Food & Beverage fixed currency sales increased 4% in the first quarter of 2018, benefiting from new wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the food business and dairy processing operations. Paper fixed currency sales increased 5% in the first quarter of 2018 (flat acquisition adjusted). Textile Care fixed currency sales decreased 2% in the first quarter of 2018. Life Sciences fixed currency sales increased 24% (14% acquisition adjusted) in the first quarter of 2018. Good growth from business wins and pricing execution, led by strong sales of cleaning and disinfection programs in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income for Global Industrial decreased in the first quarter of 2018. Fixed currency operating income margins decreased in the first quarter of 2018. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.9 percentage points during the first quarter of 2018, negatively impacted by approximately 2.3 percentage points related to higher delivered product costs and investments in the business. Favorable impact of pricing and sales volume gains added approximately 1.3 percentage points during the first quarter of 2018.

Global Institutional

	First Quarter Ended
	March 31
	2018	2017
Sales at fixed currency (millions)	$1,218.0	$1,114.6
Sales at public currency (millions)	1,206.2	1,074.5

Volume	4%
Price changes	1%
Acquisition adjusted fixed currency sales change	5%
Acquisitions and divestitures	4%
Fixed currency sales change	9%
Foreign currency translation	3%
Public currency sales change	12%

Operating income at fixed currency (millions)	$198.7	$186.8
Operating income at public currency (millions)	197.8	184.3

Fixed currency operating income change	6%
Fixed currency operating income margin	16.3%	16.8%
Acquisition adjusted fixed currency operating income change	4%
Acquisition adjusted fixed currency operating income margin	16.6%	16.8%
Public currency operating income change	7%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the first quarter of 2018, driven by volume growth, acquisitions and pricing gains. At a regional level, the first quarter sales increase was led by good growth in North America and Asia Pacific.

At an operating segment level, Institutional fixed currency sales increased 6% in the first quarter of 2018. Acquisition adjusted fixed currency sales increased 5% in the first quarter of 2018. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained soft, particularly in North America. Specialty fixed currency sales increased 10% in the first quarter of 2018, led primarily from strong ongoing business and the roll out of new account wins. Healthcare fixed currency sales increased 25% (flat acquisition adjusted) in the first quarter of 2018, with modest growth in Europe.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in the first quarter of 2018. Fixed currency operating income margins decreased in the first quarter of 2018. Acquisitions had a positive impact on fixed currency operating income growth and negative impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.2 percentage points during the first quarter of 2018, negatively impacted by approximately 1.8 percentage points from investments in the business, including innovative digital technologies and new customer installations, and higher delivered product costs. Favorable impact of sales volume gains and pricing added approximately 1.7 percentage points during the first quarter of 2018.

Global Energy

	First Quarter Ended
	March 31
	2018	2017
Sales at fixed currency (millions)	$847.1	$775.7
Sales at public currency (millions)	842.9	757.9

Volume	9%
Price changes	1%
Acquisition adjusted fixed currency sales change	10%
Acquisitions and divestitures	(1)%
Fixed currency sales change	9%
Foreign currency translation	2%
Public currency sales change	11%

Operating income at fixed currency (millions)	$70.9	$70.9
Operating income at public currency (millions)	70.5	69.8

Fixed currency operating income change	-%
Fixed currency operating income margin	8.4%	9.1%
Acquisition adjusted fixed currency operating income change	2%
Acquisition adjusted fixed currency operating income margin	8.4%	9.1%
Public currency operating income change	1%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Energy had strong growth in the well stimulation business, while the production business showed a strong increase, primarily driven by increased North America activity. Sales in our downstream business had solid growth driven by international sales.

Operating Income

Fixed currency operating income for Global Energy was flat during the first quarter and of 2018. Acquisitions had a negative impact on the fixed currency operating income and minimal impact on the fixed currency operating income margins during the first quarter of 2018.

Acquisition adjusted fixed currency operating income margins decreased 0.7 percentage points during the first quarter of 2018, negatively impacted by approximately 1.9 percentage points related to higher delivered product costs and rebuild of compensation cost reductions. Favorable impact of sales volume gains and pricing added approximately 1.6 percentage points during the first quarter of 2018.

Other

	First Quarter Ended
	March 31
	2018	2017
Sales at fixed currency (millions)	$197.4	$221.8
Sales at public currency (millions)	195.8	215.8

Volume	6%
Price changes	2%
Acquisition adjusted fixed currency sales change	8%
Acquisitions and divestitures	(19)%
Fixed currency sales change	(11)%
Foreign currency translation	2%
Public currency sales change	(9)%

Operating income at fixed currency (millions)	$27.1	$27.1
Operating income at public currency (millions)	27.0	27.0

Fixed currency operating income change	-%
Fixed currency operating income margin	13.7%	12.2%
Acquisition adjusted fixed currency operating income change	14%
Acquisition adjusted fixed currency operating income margin	14.4%	13.5%
Public currency operating income change	-%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in the first quarter of 2018, due to the divestiture of Equipment Care in the fourth quarter of 2017. At a regional level, the first quarter sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 14% in the first quarter of 2018. Sales to food beverage and hospitality, and good growth in restaurants led the growth. CTG sales increased 2% in the first quarter of 2018.

Operating Income

Acquisition adjusted fixed currency operating income margins for the Other segment increased 0.9 percentage points during the first quarter of 2018. The favorable impact of sales volume and pricing increases added 1.6 percentage points in the first quarter of 2018. Field investments negatively impacted comparable margins by approximately 0.6 percentage points in the first quarter of 2018.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 40 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 37.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.2 billion and $20.0 billion as of March 31, 2018 and December 31, 2017, respectively.

Total liabilities were $12.5 billion as of March 31, 2018 and $12.3 billion as of December 31, 2017. Total debt was $7.4 billion as of March 31, 2018 and $7.3 billion as of December 31, 2017. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2018	2017
(ratio)
Net debt to EBITDA	2.5	2.6
Net debt to adjusted EBITDA	2.4	2.5

(millions)
Total debt	$7,415.5	$7,541.0
Cash	175.5	212.1
Net debt	$7,240.0	$7,328.9

Net income including non-controlling interest	$1,509.5	$1,270.7
Provision for income taxes	258.7	383.3
Interest expense, net	248.9	261.0
Depreciation	594.4	571.7
Amortization	314.0	287.2
EBITDA	2,925.5	2,773.9

Special (gains) and charges impacting EBITDA	58.6	106.9
Adjusted EBITDA	$2,984.1	$2,880.8

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Cash provided by operating activities	$487.2	$425.7	$61.5

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by changes in sales volumes and timing of collections; timing of purchases and production and usage levels; and volume of purchases and timing of payments.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Cash used for investing activities	$(255.8)	$(995.3)	$739.5

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2018 and 2017, was $77 million and $827 million, respectively. Our acquisitions and divestitures across 2018 and 2017 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $203 million and $168 million in 2018 and 2017, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Cash (used for) provided by financing activities	$(265.0)	$395.5	$(660.5)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $215 million and $375 million of shares in 2018 and 2017, respectively. These amounts include $300 million of shares repurchased in 2017 through an ASR program. See Note 10 for further information regarding ASR program repurchases. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt repayments are shown in the following table:

	First Quarter Ended
	March 31
(millions)	2018	2017	Change
Net issuances of commercial paper and notes payable	$354.3	$858.8	$(504.5)
Long-term debt repayments	(300.6)	(0.4)	(300.2)

Liquidity and Capital Resources

We currently expect to fund the cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension and postretirement contributions with cash from operating activities, and as needed, additional short-term and/or long-term borrowings. We continue to expect our operating cash flow to remain strong.

As of March 31, 2018, we had $175.5 million of cash and cash equivalents on hand, of which $175.2 million was held outside of the U.S.

As of March 31, 2018, we had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2018, we had $170.8 million (€140.0 million) in outstanding Euro commercial paper with an average annual interest rate of less than 1% and $165.6 million commercial paper outstanding under the U.S. program. As of March 31, 2018, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first three months of 2018 and 2017 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of March 31, 2018, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2017 disclosed total notes payable and long-term debt due within one year of $0.6 billion. As of March 31, 2018, the total notes payable and long-term debt due within one year increased to $1.0 billion. The increase primarily reflected commercial paper borrowings during the first three months of 2018 and reclassification of obligations due within one year to current.

We recorded a provisional amount for the one-time transition tax in the fourth quarter of 2017, and in the first quarter of 2018 recorded additional expense of $11.3 million, primarily due to the issuance of technical guidance during the quarter. As discussed further in Note 12, this balance is a provisional amount and is subject to adjustment during the measurement period of up to one year following the enactment of the Tax Act, as provided by recent SEC guidance.

Our gross liability for uncertain tax positions was $71 million as of March 31, 2018 and $68 million as of December 31, 2017. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 24% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

During the first three months of 2018, oil industry activity continued the trend from 2017 and has continued to gradually recover from 2016’s lows, with strong gains in North America drilling activity. Demand for oil and overall energy consumption has shown modest growth with oil prices rising from their lows in early 2016.

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

For the three months ended March 31, 2018, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 17 to the Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning timing and funding of restructuring cash expenditures; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; impact of oil price fluctuations, comparative performance and prospects of businesses in our Global Energy segment; implementation of ERP system; and doing business in Iran.

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

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2017, and include the vitality of the markets we serve, including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates and foreign currency risk, including reduced sales and earnings in other countries resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including upgrades to our information technology systems; potential information technology infrastructure failures and cybersecurity attacks; our ability to attract and retain high caliber management talent to lead our business; exposure to global economic, political and legal risks related to our international operations including trade sanctions; our ability to develop competitive advantages through innovation and to commercialize digital solutions; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers, vendors or competitors; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax law and unanticipated tax liabilities; potential loss of deferred tax assets or increase in deferred tax liabilities; our substantial indebtedness; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are implementing an enterprise resource planning (“ERP”) system upgrade, which is occurring in phases over the next several years beginning in 2018. This upgrade, which includes supply chain and certain finance functions, is expected to improve the efficiency of certain financial and related transactional processes. The upgrade of the ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Note 16, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 37 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
January 1-31, 2018	707,733	137.1239	707,379	11,650,731
February 1-28, 2018	892,353	131.5738	775,304	10,875,427
March 1-31, 2018	4,810	136.2630	-	10,875,427
Total	1,604,896	134.0354	1,482,683	10,875,427

(1)

Includes 122,213 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. After the easing of certain sanctions by the United States against Iran in January 2016 and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control

(OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $1.0 million during the subsidiary’s fiscal first quarter ended February 28, 2018, and additional sales of such products totaling $1.0 million during March 2018, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $0.2 million and $0.1 million, respectively. Our non-U.S. subsidiary intends to continue doing business in Iran under General License H in compliance with U.S. economic sanctions and export control laws, which sales may require additional disclosure pursuant to the abovementioned statute.

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

ECOLAB INC.

Date: May 3, 2018	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)