Form 10-Q
period 2018-06-30
ECOLAB INC.
filed 2018-08-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2018.

288,903,662 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2018	2017	2018	2017

Product and equipment sales	$3,048.2	$2,847.2	$5,895.4	$5,445.0
Service and lease sales	641.4	612.8	1,265.1	1,177.4
Net sales	3,689.6	3,460.0	7,160.5	6,622.4
Product and equipment cost of sales	1,751.9	1,660.0	3,448.5	3,157.3
Service and lease cost of sales	404.2	385.4	789.7	739.9
Cost of sales (including special charges (a))	2,156.1	2,045.4	4,238.2	3,897.2
Selling, general and administrative expenses	1,026.8	958.2	2,035.3	1,905.4
Special (gains) and charges	12.1	36.8	38.1	43.0
Operating income	494.6	419.6	848.9	776.8
Other (income) expense	(19.6)	(16.8)	(39.0)	(33.6)
Interest expense, net	56.3	59.6	112.7	122.1
Income before income taxes	457.9	376.8	775.2	688.3
Provision for income taxes	104.3	80.5	173.4	134.7
Net income including noncontrolling interest	353.6	296.3	601.8	553.6
Net income attributable to noncontrolling interest	2.3	1.5	3.2	4.8
Net income attributable to Ecolab	$351.3	$294.8	$598.6	$548.8

Earnings attributable to Ecolab per common share
Basic	$ 1.22	$ 1.02	$ 2.07	$ 1.89
Diluted	$ 1.20	$ 1.00	$ 2.04	$ 1.86

Dividends declared per common share	$0.410	$0.370	$0.820	$0.740

Weighted-average common shares outstanding
Basic	288.8	289.8	288.7	290.2
Diluted	293.3	294.1	293.0	294.6

(a)

Cost of sales includes special (gains) and charges of $(0.1) and $24.4 million in the second quarter of 2018 and 2017, respectively, and $(0.1) and $25.9 in the first six months of 2018 and 2017, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017

Net income including noncontrolling interest	$353.6	$296.3	$601.8	$553.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(132.7)	43.6	(17.1)	124.6
Gain (loss) on net investment hedges	49.0	(55.6)	22.8	(52.8)
	(83.7)	(12.0)	5.7	71.8

Derivatives and hedging instruments	17.4	0.9	15.3	(8.3)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	16.0	3.6	16.3	6.9
Postretirement benefits changes	14.4	-	14.4	-
	30.4	3.6	30.7	6.9

Subtotal	(35.9)	(7.5)	51.7	70.4

Total comprehensive income, including noncontrolling interest	317.7	288.8	653.5	624.0
Comprehensive income attributable to noncontrolling interest	0.8	2.3	4.2	6.8
Comprehensive income attributable to Ecolab	$316.9	$286.5	$649.3	$617.2

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30	December 31
(millions, except shares and per share amounts)	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$54.2	$211.4
Accounts receivable, net	2,635.4	2,571.4
Inventories	1,557.6	1,446.5
Other current assets	360.7	365.0
Total current assets	4,607.9	4,594.3
Property, plant and equipment, net	3,758.7	3,707.1
Goodwill	7,190.9	7,167.1
Other intangible assets, net	3,909.8	4,017.6
Other assets	484.3	477.4
Total assets	$19,951.6	$19,963.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$874.5	$564.4
Accounts payable	1,242.1	1,177.1
Compensation and benefits	477.7	549.4
Income taxes	44.6	183.6
Other current liabilities	984.9	1,000.7
Total current liabilities	3,623.8	3,475.2
Long-term debt	6,343.1	6,758.3
Postretirement health care and pension benefits	981.0	1,025.5
Deferred income taxes	688.3	635.4
Other liabilities	406.9	415.3
Total liabilities	12,043.1	12,309.7

Equity (a)
Common stock	355.9	354.7
Additional paid-in capital	5,545.6	5,435.7
Retained earnings	8,329.9	8,011.6
Accumulated other comprehensive loss	(1,592.7)	(1,643.4)
Treasury stock	(4,789.2)	(4,575.0)
Total Ecolab shareholders’ equity	7,849.5	7,583.6
Noncontrolling interest	59.0	70.2
Total equity	7,908.5	7,653.8
Total liabilities and equity	$19,951.6	$19,963.5

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 288.9 million shares outstanding at June 30, 2018 and 289.3 million shares outstanding at December 31, 2017. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2018	2017

OPERATING ACTIVITIES
Net income including noncontrolling interest	$601.8	$553.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	305.5	286.3
Amortization	160.3	150.9
Deferred income taxes	32.6	(14.9)
Share-based compensation expense	61.8	57.5
Pension and postretirement plan contributions	(34.0)	(37.0)
Pension and postretirement plan expense	17.0	17.3
Restructuring charges, net of cash paid	(6.3)	20.3
Other, net	12.3	12.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(88.5)	16.1
Inventories	(118.9)	(95.8)
Other assets	(47.1)	(9.6)
Accounts payable	79.8	84.0
Other liabilities	(190.6)	(181.6)
Cash provided by operating activities	785.7	859.7

INVESTING ACTIVITIES
Capital expenditures	(412.5)	(378.2)
Property and other assets sold	24.5	2.5
Acquisitions and investments in affiliates, net of cash acquired	(78.1)	(826.5)
Divestiture of businesses	8.4	-
Settlement of net investment hedges	14.1	-
Other, net	(0.8)	(1.7)
Cash used for investing activities	(444.4)	(1,203.9)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	222.7	909.8
Long-term debt repayments	(300.6)	(5.3)
Reacquired shares	(215.8)	(501.1)
Dividends paid	(252.3)	(222.9)
Exercise of employee stock options	50.4	54.6
Acquisition related liabilities and contingent consideration	(10.3)	(8.2)
Other, net	(0.6)	(0.9)
Cash (used for) provided by financing activities	(506.5)	226.0

Effect of exchange rate changes on cash, cash equivalents and restricted cash	8.0	(1.5)

Decrease in cash, cash equivalents and restricted cash	(157.2)	(119.7)
Cash, cash equivalents and restricted cash, beginning of period (a)	211.4	380.4
Cash, cash equivalents and restricted cash, end of period (b)	$54.2	$260.7

(a)	2017 includes $53.0 million of restricted cash related to the Anios transaction, which was included in other assets on the Consolidated Balance Sheet as of December 31, 2016.
(b)	There was no restricted cash as of June 30, 2018 and 2017 and December 31, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Ecolab Shareholders
		Additional				Ecolab	Non-
	Common	Paid-in	Retained	OCI	Treasury	Shareholders'	Controlling	Total
(millions)	Stock	Capital	Earnings	(Loss)	Stock	Equity	Interest	Equity
Balance, December 31, 2015	$350.3	$5,086.1	$6,160.3	$(1,423.3)	$(3,263.5)	$6,909.9	$70.5	$6,980.4

New accounting guidance adoption (a)			(29.3)			(29.3)		(29.3)
Net income			1,229.0			1,229.0	17.5	1,246.5
Comprehensive income (loss) activity				(289.6)		(289.6)	(1.3)	(290.9)
Cash dividends declared			(414.9)			(414.9)	(16.9)	(431.8)
Stock options and awards	2.3	200.2			3.2	205.7		205.7
Reacquired shares		(15.5)			(724.1)	(739.6)		(739.6)
Balance, December 31, 2016	352.6	5,270.8	6,945.1	(1,712.9)	(3,984.4)	6,871.2	69.8	6,941.0

New accounting guidance adoption (b)			1.9			1.9		1.9
Net income			1,504.6			1,504.6	14.0	1,518.6
Comprehensive income (loss) activity				69.5		69.5	1.7	71.2
Cash dividends declared			(440.0)			(440.0)	(19.3)	(459.3)
Acquisition of noncontrolling interests							4.0	4.0
Stock options and awards	2.1	170.3			4.3	176.7		176.7
Reacquired shares		(5.4)			(594.9)	(600.3)		(600.3)
Balance, December 31, 2017	354.7	5,435.7	8,011.6	(1,643.4)	(4,575.0)	7,583.6	70.2	7,653.8

New accounting guidance adoption (c)			(43.6)			(43.6)		(43.6)
Net income			598.6			598.6	3.2	601.8
Comprehensive income (loss) activity				50.7		50.7	1.0	51.7
Cash dividends declared			(236.7)			(236.7)	(15.4)	(252.1)
Stock options and awards	1.2	109.9			1.6	112.7		112.7
Reacquired shares		-			(215.8)	(215.8)		(215.8)
Balance, June 30, 2018	$355.9	$5,545.6	$8,329.9	$(1,592.7)	$(4,789.2)	$7,849.5	$59.0	$7,908.5

(a)

Upon adoption of Topic 606, Revenue from Contracts with Customers and the related amendments, the Company changed its accounting policy for revenue recognition and has established deferred revenue for service revenues with the cumulative effect reflected as an adjustment to retained earnings.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2018 and 2017 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the second quarter and six month ended June 30, 2018 and 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 2, 2018 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Cost of sales
Restructuring activities	$0.4	$2.2	$0.4	$2.2
Acquisition and integration activities	(0.5)	11.1	(0.5)	12.6
Other	-	11.1	-	11.1
Subtotal	(0.1)	24.4	(0.1)	25.9

Special (gains) and charges
Restructuring activities	8.9	30.8	9.2	30.5
Acquisition and integration activities	1.8	4.6	2.3	10.9
Venezuela related gain	-	(5.3)	-	(5.3)
Other	1.4	6.7	26.6	6.9
Subtotal	12.1	36.8	38.1	43.0

Total special (gains) and charges	$12.0	$61.2	$38.0	$68.9

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Subsequent to the second quarter of 2018, the Company formally commenced a restructuring plan (“Plan”) to leverage technology and systems investments and organizational changes. The Company expects that the restructuring activities will be completed by the end of 2020, with anticipated costs of $170 million ($130 million after tax) over the next three years. The Company anticipates that the costs will primarily be cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken. The restructuring actions are expected to result in approximately $200 million of annual cost savings by 2021.

In anticipation of this Plan, a limited number of actions were taken in the second quarter of 2018. As a result, the Company recorded restructuring charges of $10.1 million ($7.6 million after tax) in the second quarter. The liability related to this Plan was $8.7 million as of the end of the second quarter.

During the second quarter of 2017, the Company commenced restructuring and other cost-saving actions in order to streamline operations. These actions include a reduction of the Company’s global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. The Company also has restructuring plans that commenced prior to 2015. During the second quarter and first six months of 2018, net restructuring gains related to the prior year plans were $0.8 million ($0.6 million after tax) and $0.5 million ($0.3 million after tax), respectively. During the second quarter of 2017, the Company recorded restructuring charges of $33.0 million ($25.0 million after tax) related primarily to employee termination costs. The restructuring liability balance for all plans commencing prior to 2018 was $26.4 million and $41.5 million as of June 30, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018 related to restructuring plans were $15.8 million.

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.3 million after tax) and $2.3 million ($1.7 million after tax) in the second quarter and first six months of 2018, respectively. Charges are related to Laboratoires Anios (“Anios”) integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the second quarter of 2018 relate to changes in estimates related to an early lease exit.

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

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries. During the second quarter of 2017, the Company recorded gains of $5.3 million ($3.3 million after tax) resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Other

During the second quarter and first six months of 2018, the Company recorded other special charges of $1.4 million and $26.6 million, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both the second quarter and first six months of 2018.

During the second quarter and first six months of 2017, the Company recorded charges of $17.8 million ($14.4 million after tax) and $18.0 million ($14.5 million after tax), respectively, related to a Global Energy vendor contract termination and litigation. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first six months of 2018 and 2017 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

Anios Acquisition

On February 1, 2017, the Company acquired Anios for total consideration of $798.3 million, including satisfaction of outstanding debt. Anios had annualized pre-acquisition sales of approximately $245 million and is a leading European manufacturer and marketer of hygiene and disinfection products for the healthcare, food service, and food and beverage processing industries. Anios provides an innovative product line that expands the solutions the Company is able to offer, while also providing a complementary geographic footprint within the healthcare market. During 2016, the Company deposited €50 million in an escrow account that was released to the Company upon closing of the transaction in February 2017.

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

Other Acquisitions

During the first six months of 2018, the Company paid $78.1 million for business acquisitions, of which $45.9 million was attributed to certain identifiable intangible assets and $30.5 million to goodwill. The weighted average useful life of these identifiable intangible assets acquired was 11 years. Additionally, there were insignificant purchase price adjustments related to prior year acquisitions.

Excluding the Anios acquisition, during the first six months of 2017, the Company paid $28.0 million for business acquisitions, of which $18.4 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were insignificant purchase price adjustments related to prior year acquisitions.

Dispositions

There were no significant business dispositions during the first six months of 2018, and there were no business dispositions in the first six months of 2017. In November 2017, the Company completed the sale of its Equipment Care business to a third party. Annualized Equipment Care sales were approximately $180 million and were included in the Other segment.

4. BALANCE SHEET INFORMATION

	June 30	December 31
(millions)	2018	2017
Accounts receivable, net
Accounts receivable	$2,708.7	$2,642.9
Allowance for doubtful accounts	(73.3)	(71.5)
Total	$2,635.4	$2,571.4

Inventories
Finished goods	$1,056.3	$974.9
Raw materials and parts	478.6	438.7
Inventories at FIFO cost	1,534.9	1,413.6
FIFO cost to LIFO cost difference	22.7	32.9
Total	$1,557.6	$1,446.5

Other current assets
Prepaid assets	$160.4	$153.5
Taxes receivable	136.6	129.2
Derivative assets	18.5	28.8
Other	45.2	53.5
Total	$360.7	$365.0

Property, plant and equipment, net
Land	$218.1	$224.1
Buildings and leasehold improvements	1,246.5	1,207.4
Machinery and equipment	2,323.5	2,280.9
Merchandising and customer equipment	2,509.2	2,399.4
Capitalized software	637.2	585.8
Construction in progress	436.1	438.7
	7,370.6	7,136.3
Accumulated depreciation	(3,611.9)	(3,429.2)
Total	$3,758.7	$3,707.1

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,650.2	3,620.3
Trademarks	382.1	380.6
Patents	464.3	462.7
Other technology	236.6	232.6
	4,733.2	4,696.2
Accumulated amortization
Customer relationships	(1,516.7)	(1,403.8)
Trademarks	(162.1)	(147.6)
Patents	(193.6)	(187.9)
Other technology	(181.0)	(169.3)
	(2,053.4)	(1,908.6)
Net intangible assets subject to amortization	2,679.8	2,787.6
Total	$3,909.8	$4,017.6

Other assets
Deferred income taxes	$100.9	$105.4
Pension	47.0	41.7
Other	336.4	330.3
Total	$484.3	$477.4

	June 30	December 31
(millions)	2018	2017
Other current liabilities
Discounts and rebates	$291.5	$267.2
Dividends payable	118.4	118.6
Interest payable	51.8	50.7
Taxes payable, other than income	110.1	129.9
Derivative liabilities	26.8	62.2
Restructuring	29.7	36.0
Contract liability	87.3	79.0
Other	269.3	257.1
Total	$984.9	$1,000.7

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(11.1)	$(26.4)
Unrecognized pension and postretirement benefit expense, net of tax	(525.1)	(555.8)
Cumulative translation, net of tax	(1,056.5)	(1,061.2)
Total	$(1,592.7)	$(1,643.4)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2018 and December 31, 2017.

	June 30	December 31
(millions)	2018	2017
Short-term debt
Commercial paper	$189.1	$-
Notes payable	37.9	14.7
Long-term debt, current maturities	647.5	549.7
Total	$874.5	$564.4

Line of Credit

As of June 30, 2018, the Company had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2018 or December 31, 2017.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of June 30, 2018, the Company had $133.2 million (€114.0 million) of commercial paper outstanding under its Euro program and $55.9 million commercial paper outstanding under its U.S. program. As of December 31, 2017, the Company had no commercial paper outstanding under either program.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2018 and December 31, 2017.

	Maturity	June 30	December 31
(millions)	by Year	2018	2017

Long-term debt
Public and 144A notes (2018 principal amount)
Three year 2015 senior notes ($0 million)	2018	$-	$299.9
Three year 2016 senior notes ($400 million)	2019	396.7	396.1
Five year 2015 senior notes ($300 million)	2020	299.3	299.1
Ten year 2011 senior notes ($1.02 billion)	2021	1,016.9	1,016.6
Five year 2017 senior notes ($500 million)	2022	496.5	496.3
Seven year 2016 senior notes ($400 million)	2023	397.8	397.5
Seven year 2016 senior notes (€575 million)	2024	665.2	676.6
Ten year 2015 senior notes (€575 million)	2025	667.6	679.4
Ten year 2016 senior notes ($750 million)	2026	743.3	742.8
Ten year 2017 144A notes ($500 million)	2027	-	494.7
Ten year 2017 senior notes ($500 million)	2027	494.8	-
Thirty year 2011 senior notes ($458 million)	2041	451.5	451.3
Thirty year 2016 senior notes ($250 million)	2046	246.0	246.0
Thirty year 2017 144A notes ($700 million)	2047	-	607.8
Thirty year 2017 senior notes ($700 million)	2047	608.1	-
Private notes (2018 principal amount)
Series A private placement senior notes ($250 million)	2018	248.8	248.5
Series B private placement senior notes ($250 million)	2023	249.4	249.3
Capital lease obligations		7.7	4.6
Other		1.0	1.5
Total debt		6,990.6	7,308.0
Long-term debt, current maturities		(647.5)	(549.7)
Total long-term debt		$6,343.1	$6,758.3

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

Covenants

The Company is in compliance with its debt covenants as of June 30, 2018.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2018 and 2017 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Interest expense	$60.2	$63.7	$121.2	$130.3
Interest income	(3.9)	(4.1)	(8.5)	(8.2)
Interest expense, net	$56.3	$59.6	$112.7	$122.1

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

During the second quarter of 2018, the Company completed its annual assessment for goodwill impairment across its eleven reporting units through a quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s goodwill impairment assessment for 2018 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin.

If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six months ended June 30, 2018 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2017	$2,797.0	$1,027.0	$3,203.7	$139.4	$7,167.1
Segment change (a)	(71.7)	-	-	71.7	-
December 31, 2017 revised	$2,725.3	$1,027.0	$3,203.7	$211.1	$7,167.1
Current year business combinations (b)	18.8	11.7	-	-	30.5
Dispositions	-	-	(2.9)	-	(2.9)
Effect of foreign currency translation	(1.4)	(0.5)	(1.8)	(0.1)	(3.8)
June 30, 2018	$2,742.7	$1,038.2	$3,199.0	$211.0	$7,190.9

(a)

Relates to establishment of the Colloidal Technologies Group (“CTG”) operating segment, which is also a reporting unit. Goodwill was allocated to CTG based on a fair value allocation. The CTG operating segment is included in Other. CTG was previously reported in the Water reporting unit, which is aggregated and reported in the Global Industrial reportable segment. See Note 15 for further information.

(b)	Represents goodwill associated with current year acquisitions. The Company does not expect any of the goodwill related to businesses acquired to be tax deductible.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset. During the second quarter of 2018, the Company completed its annual test for indefinite life intangible asset impairment using a relief from royalty method of assessment, which incorporates assumptions regarding future sales projections and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter of 2018 and 2017 was $80.1 million and $77.1 million, respectively. Total amortization expense related to other intangible assets during the first six months of 2018 and 2017 was $160.3 million and $150.9 million, respectively. Estimated amortization for the remaining six month period of 2018 related to other amortizable intangible assets is expected to be approximately $160 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$37.2	$-	$37.2	$-

Liabilities
Foreign currency forward contracts	81.1	-	81.1	-
Interest rate swap agreements	3.9	-	3.9	-

	December 31, 2017
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$45.8	$-	$45.8	$-

Liabilities
Foreign currency forward contracts	153.1	-	153.1	-
Interest rate swap agreements	4.2	-	4.2	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,990.6	$7,168.4	$7,308.0	$7,716.0

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	June 30	December 31	June 30	December 31
(millions)	2018	2017	2018	2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	$8.4	$19.6	$62.0	$125.2
Interest rate swap agreements	-	-	3.9	4.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	28.8	26.2	19.1	27.9
Gross value of derivatives	37.2	45.8	85.0	157.3

Gross amounts offset in the Consolidated Balance Sheet	(18.7)	(17.0)	(18.7)	(17.0)
Net value of derivatives	$18.5	$28.8	$66.3	$140.3

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	June 30	December 31
(millions)	2018	2017

Foreign currency forward contracts	$ 4,343	$ 5,593
Interest rate agreements	650	950

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2018	2017	2018	2017
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$97.6	$(69.3)	$52.7	$(73.6)
Interest rate swap agreements	AOCI (equity)	-	-	-	-
	Total	$97.6	$(69.3)	$52.7	$(73.6)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	$(4.8)	$(8.3)	$(6.7)	$(10.8)
	SG&A	74.5	(68.0)	26.9	(57.8)
	Interest expense, net	8.5	5.8	16.8	8.7
	Subtotal	78.2	(70.5)	37.0	(59.9)

Interest rate swap agreements	Interest expense, net	(1.6)	(1.8)	(3.4)	(3.6)
	Total	$76.6	$(72.3)	$33.6	$(63.5)

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first six months of 2018 and 2017.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2018	2017	2018	2017

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$1.4	$1.3	$0.3	$(0.4)

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$(1.4)	$(1.3)	$(0.3)	$0.4

Net Investment Hedges

The Company designates its outstanding €1,150 million ($1,333 million at the end of the second quarter of 2018) senior notes (“euronotes”) and €100 million ($117 million at the end of the second quarter of 2018) Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries.

The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Revaluation gains (losses), net of tax	$49.0	$(55.6)	$22.8	$(52.8)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Second Quarter Ended		Six Months Ended
		June 30		June 30
(millions)		2018	2017	2018	2017
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$16.3	$(6.1)	$(2.1)	$(8.7)
	Interest expense, net	2.1	(1.9)	3.7	(3.3)
	Total	$18.4	$(8.0)	$1.6	$(12.0)

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

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$97.6	$(69.3)	$52.7	$(73.6)
(Gains) losses reclassified from AOCI into income
Cost of sales	4.8	8.3	6.7	10.8
SG&A	(74.5)	68.0	(26.9)	57.8
Interest (income) expense, net	(6.9)	(4.0)	(13.4)	(5.1)
	(76.6)	72.3	(33.6)	63.5
Other activity	0.2	0.4	(0.1)	0.5
Tax impact	(3.8)	(2.5)	(3.7)	1.3
Net of tax	$17.4	$0.9	$15.3	$(8.3)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs	7.7	5.1	15.4	10.0
Postretirement benefits changes	18.9	-	18.9	-
	26.6	5.1	34.3	10.0
Other activity	10.1	-	4.6	-
Tax impact	(6.3)	(1.5)	(8.2)	(3.1)
Net of tax	$30.4	$3.6	$30.7	$6.9

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
(millions)
Derivative losses (gains) reclassified from AOCI into income, net of tax	$(59.8)	$55.1	$(26.3)	$47.6

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$5.8	$3.6	$11.5	$6.9

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2018, 10,875,427 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

Share Repurchases

During the first six months of 2018, the Company reacquired 1,609,470 shares of its common stock, of which 1,482,683 related to share repurchases through open market or private purchases, and 126,787 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2018	2017	2018	2017

Net income attributable to Ecolab	$351.3	$294.8	$598.6	$548.8

Weighted-average common shares outstanding
Basic	288.8	289.8	288.7	290.2
Effect of dilutive stock options and units	4.5	4.3	4.3	4.4
Diluted	293.3	294.1	293.0	294.6

Basic EPS	$ 1.22	$ 1.02	$ 2.07	$ 1.89
Diluted EPS	$ 1.20	$ 1.00	$ 2.04	$ 1.86

Anti-dilutive securities excluded from the computation of diluted EPS	1.6	2.0	1.6	3.6

12. INCOME TAXES

The Company’s tax rate was 22.8% and 21.4% for the second quarter of 2018 and 2017, respectively and 22.4% and 19.6% for the first six months of 2018 and 2017, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2018 compared to the second quarter and first six months of 2017 was driven primarily by discrete tax items, tax planning, and a lower U.S. corporate tax rate.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides a measurement period of up to one year from the Tax Act’s enactment date to complete the accounting for the effects of the Tax Act. The Company continues to assess the impact of the provisions of the Act, and has not yet elected an accounting policy related to GILTI.

The Company recorded an estimate of the one-time transition tax in the fourth quarter of 2017, and in the second quarter and first six months of 2018 recorded additional discrete expense of $18.2 million and $29.5 million, respectively, primarily due to the issuance of technical guidance during the respective quarters. The one-time transition tax is subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. The Company’s estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

The Company recognized total net expenses related to discrete tax items of $12.1 million and $12.0 million during the second quarter and first six months of 2018, respectively. Expense of $18.2 million and $29.5 million for the second quarter and first six months, respectively, was related to the one-time transition tax. Additionally, $6.0 million and $12.8 million of share-based compensation excess tax benefit was recorded in the second quarter and first six months of 2018, respectively. The remaining discrete tax benefits for the first six months of 2018 were primarily related to changes in the Company’s state tax profile and reserves in non-U.S. jurisdictions for the quarter.

The Company recognized net benefits related to discrete tax items of $9.7 million and $32.5 million during the second quarter and first six months of 2017, respectively, primarily driven by the $10.8 million and $26.8 million of share-based compensation excess tax benefits. The remaining discrete tax benefits were primarily related to the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions.

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2018	2017	2018	2017	2018	2017
Service cost	$18.6	$17.5	$8.5	$7.6	$0.9	$0.7
Interest cost on benefit obligation	20.8	20.9	7.4	6.9	1.5	1.5
Expected return on plan assets	(40.5)	(37.4)	(16.4)	(13.7)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	9.8	7.2	4.4	4.5	(0.5)	(0.6)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(4.1)	(4.2)
Settlements/Curtailments
Total expense (benefit)	$7.0	$6.5	$3.7	$5.1	$(2.3)	$(2.7)

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2018	2017	2018	2017	2018	2017
Service cost	$37.2	$35.1	$17.0	$15.1	$1.8	$1.3
Interest cost on benefit obligation	41.6	41.7	14.9	13.8	3.0	2.9
Expected return on plan assets	(81.0)	(74.9)	(32.7)	(27.4)	(0.2)	(0.3)
Recognition of net actuarial (gain) loss	19.6	14.3	8.8	8.9	(1.0)	(1.2)
Amortization of prior service
cost (benefit)	(3.4)	(3.4)	(0.4)	(0.3)	(8.2)	(8.3)
Total expense (benefit)	$14.0	$12.8	$7.6	$10.1	$(4.6)	$(5.6)

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

As of June 30, 2018, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first six months of 2018, the Company made payments of $3 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $3 million to such plans during the remainder of 2018.

The Company contributed $25 million to its international pension benefit plans during the first six months of 2018. The Company estimates it will contribute approximately an additional $20 million to such plans during the remainder of 2018.

During the first six months of 2018, the Company made payments of $6 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $6 million to such plans during the remainder of 2018.

During the second quarter ended June 30, 2018, an amendment to eligibility requirements of the U.S. retiree death benefit plan was approved and communicated to all eligible participants. As a result of the approval and communication to the beneficiaries, the plan was re-measured, resulting in an $18.9 million ($14.4 million after tax), reduction of postretirement benefit obligations, with a corresponding impact to accumulated other comprehensive income (AOCI). The re-measurement was completed using a discount rate of 4.36%. As a result of this action, the Company’s U.S. postretirement health care costs are expected to decrease by $4.5 million for the remainder of 2018.

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

Other estimates used in recognizing revenue include allocating variable consideration to customer programs and incentive offerings, including pricing arrangements, promotions and other volume-based incentives at the time the sale is recorded. These estimates are based primarily on historical experience and anticipated performance over the contract period. Based on the certainty in estimating these amounts, they are included in the transaction price of the contracts and the associated remaining performance obligations. The Company recognizes revenue when collection of the consideration expected to be received in exchange for transferring goods or providing services is probable.

Practical Expedients and Exemptions

The Company elected to apply the portfolio approach primarily within each operating segment by geographical region. The new revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. The Company determined the key criteria to assess with respect to the portfolio approach, including the related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings, are performed at the operating segment level.

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water and energy products provided to customers in the Global Industrial, Global Institutional and Global Energy segments. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in the Other segment include Pest Elimination and, prior to the Equipment Care sale in 2017, kitchen equipment repair and maintenance. Global Energy services include process and water treatment offerings to the global petroleum and petrochemical industries, while services in the Global Industrial segment are associated with water treatment and paper process applications. Global Institutional services include water treatment programs and process applications, and wash process solutions. Revenue recognized from leased equipment primarily relates to warewashing equipment.

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

Revenue for leased equipment is accounted for under Topic 840 Leases and recognized on a straight-line basis over the length of the lease contract.

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. For more information about the Company’s reportable segments, refer to Note 15.

Net sales at public exchange rates by reportable segment for the second quarter and six months ended June 30 are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Global Industrial
Product and sold equipment	$1,148.5	$1,045.1	$2,204.1	$2,008.8
Service and lease equipment	178.7	163.7	349.1	314.2
Global Institutional
Product and sold equipment	1,128.4	1,057.0	2,167.0	1,984.6
Service and lease equipment	168.3	160.7	335.9	307.6
Global Energy
Product and sold equipment	750.5	702.7	1,484.9	1,367.1
Service and lease equipment	94.7	94.7	203.2	188.2
Other
Product and sold equipment	20.8	42.4	39.4	84.5
Service and lease equipment	199.7	193.7	376.9	367.4
Total
Total product and sold equipment	$3,048.2	$2,847.2	$5,895.4	$5,445.0
Total service and lease equipment	641.4	612.8	1,265.1	1,177.4

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2018	2017	2018	2017	2018	2017	2018	2017

North America	$595.9	$548.8	$877.4	$835.9	$487.7	$448.1	$149.4	$173.9
Europe	336.3	288.2	270.1	240.4	104.0	98.3	33.5	29.2
Asia Pacific	171.4	164.7	64.2	59.5	67.0	63.9	10.0	7.9
Latin America	119.9	111.1	42.4	42.6	53.6	62.6	12.0	11.3
Middle East and Africa	33.9	32.1	15.3	15.7	114.8	107.6	2.8	2.9
Greater China	69.8	63.7	27.3	23.6	18.1	16.9	12.8	11.1
Total	$1,327.2	$1,208.6	$1,296.7	$1,217.7	$845.2	$797.4	$220.5	$236.3

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2018	2017	2018	2017	2018	2017	2018	2017

North America	$1,152.7	$1,070.0	$1,694.3	$1,604.3	$972.7	$878.2	$279.4	$334.2
Europe	633.5	538.1	514.7	416.5	205.8	184.5	63.8	53.2
Asia Pacific	332.3	314.2	124.5	114.5	134.4	121.8	18.9	15.9
Latin America	229.2	212.8	83.6	81.1	108.2	121.1	23.7	22.0
Middle East and Africa	64.6	60.6	29.2	27.2	230.6	216.9	5.7	5.6
Greater China	140.9	127.1	56.6	48.6	36.4	32.8	24.8	21.2
Total	$2,553.2	$2,322.8	$2,502.9	$2,292.2	$1,688.1	$1,555.3	$416.3	$452.1

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

	June 30	June 30
(millions)	2018	2017

Contract liability as of beginning of period	$79.0	$68.6

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	(79.0)	(68.6)

Increases due to billings excluding amounts recognized as revenue during the period	87.1	83.6
Business combination	0.2	2.2

Contract liability as of end of period	$87.3	$85.8

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

Effective in the first quarter of 2018, the Company established the Colloidal Technologies Group (“CTG”) operating segment. The CTG operating segment has not been aggregated, based on qualitative criteria, and is included in Other. CTG produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water; these products and associated programs are used primarily for binding and polishing applications. CTG was previously recorded in the Water operating segment which is aggregated into the Global Industrial reportable segment. The Company also made insignificant changes to its reportable segments, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" column of the table below.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2018.

The impact of the preceding changes on previously reported full year 2017 reportable segment net sales and operating income is summarized as follows:

	December 31, 2017
	2017 Reported	Revenue	Pension		Fixed	2017 Revised
	Valued at 2017	Standard	Standard	Segment	Currency	Valued at 2018
(millions)	Management Rates	Adoption	Adoption	Change	Rate Change	Management Rates
Net Sales
Global Industrial	$4,878.5	$(0.8)	$-	$(56.9)	$286.0	$5,106.8
Global Institutional	4,744.9	(1.4)	-	(23.7)	190.2	4,910.0
Global Energy	3,199.3	-	-	0.7	81.7	3,281.7
Other	823.5	-	-	79.9	28.1	931.5
Subtotal at fixed currency rates	13,646.2	(2.2)	-	-	586.0	14,230.0
Effect of foreign currency translation	192.1	(0.2)	-	-	(586.0)	(394.1)
Consolidated reported GAAP net sales	$13,838.3	$(2.4)	$-	$-	$-	$13,835.9

Operating Income
Global Industrial	$722.0	$(0.8)	$(12.8)	$2.6	$47.5	$758.5
Global Institutional	985.7	(1.4)	(13.1)	(14.9)	23.5	979.8
Global Energy	338.5	-	(16.7)	(0.7)	15.0	336.1
Other	149.3	-	(24.5)	13.0	4.7	142.5
Corporate	(208.6)	-	-	-	(5.3)	(213.9)
Subtotal at fixed currency rates	1,986.9	(2.2)	(67.1)	-	85.4	2,003.0
Effect of foreign currency translation	32.9	(0.2)	(0.2)	-	(85.4)	(52.9)
Consolidated reported GAAP operating income	$2,019.8	$(2.4)	$(67.3)	$-	$-	$1,950.1

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Net Sales
Global Industrial	$1,348.4	$1,267.0	$2,589.8	$2,445.3
Global Institutional	1,311.7	1,262.8	2,529.7	2,377.4
Global Energy	854.0	813.4	1,701.1	1,589.1
Other	222.3	242.2	419.7	464.0
Subtotal at fixed currency rates	3,736.4	3,585.4	7,240.3	6,875.8
Effect of foreign currency translation	(46.8)	(125.4)	(79.8)	(253.4)
Consolidated reported GAAP net sales	$3,689.6	$3,460.0	$7,160.5	$6,622.4

Operating Income
Global Industrial	$173.1	$176.4	$303.0	$312.0
Global Institutional	252.0	257.1	450.7	443.9
Global Energy	91.4	72.1	162.3	143.0
Other	39.3	34.2	66.4	61.3
Corporate	(54.9)	(104.0)	(124.0)	(154.7)
Subtotal at fixed currency rates	500.9	435.8	858.4	805.5
Effect of foreign currency translation	(6.3)	(16.2)	(9.5)	(28.7)
Consolidated reported GAAP operating income	$494.6	$419.6	$848.9	$776.8

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

17. NEW ACCOUNTING PRONOUNCEMENTS

Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2018-07 - Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	June 2018

The amendments in this update expand the scope of Topic 718 to include share-based payment awards issued to nonemployees. Prior to this ASU, the accounting guidance for nonemployee share-based payments differed from that governing employee awards, particularly regarding measurement date and the impact of any performance conditions.

			January 1, 2019	Adoption of the ASU is not expected to have a material impact on the Company’s financial statements.

ASU 2018-02 - Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	February 2018

Amends ASC 220 to allow entities to reclassify stranded tax effects resulting from the Tax Cut and Jobs Act (“the Act”) from accumulated OCI to retained earnings. Tax effects stranded in OCI for reasons other than the impact of the Act cannot be reclassified.

			January 1, 2019	The Company is currently evaluating the impact of adoption and accounting policy elections required to be made.

ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities	August 2017

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

			January 1, 2020	Adoption of the standard may change how the allowance for trade and other receivables is calculated. The Company is currently evaluating the impact of adoption.

Lease ASUs: ASU 2016-02 - Leases (Topic 842) ASU 2018-01 - Leases (Topic 842): Land Easement Practical Expedient ASU 2018-10 – Codification Improvements to Topic 842, Leases	Various	Introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance.	January 1, 2019	See additional information regarding the impact of this guidance on the Company's financial statements at the bottom of this table in note (a).

(a)

As part of implementing the new standard, the Company has reviewed current accounting policies, and is in the process of developing future policies and electing practical expedients allowed under both the new and tentatively proposed accounting guidance. The Company has implemented a global lease accounting software, which is designed to facilitate adoption and reporting in accordance with the standard. The Company is currently accumulating leases within the software, and the project team is in the final stages of designing future processes for adherence to ongoing reporting requirements. The Company expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption and is evaluating other impacts on the consolidated financial statements. The new standard currently requires a modified retrospective transition to be applied at the beginning of the earliest comparative period presented in the year of adoption; however, this requirement may be relieved based upon a tentative decision made by the FASB in November of 2017.

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

			January 1, 2018	Adoption of the guidance did not have a material impact on the Company's financial statements.

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

			January 1, 2018	Adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business	January 2017	Clarifies the definition of a business and provides guidance on whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.	January 1, 2018	Adoption of the guidance did not have a material impact on the Company's financial statements.

ASU 2016-16 - Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory	October 2016	Simplifies the guidance on the accounting for the income tax consequences of intra-entity transfers of assets other than inventory (e.g. intellectual property).	January 1, 2018

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

The following table presents the effect of the adoptions of the revenue recognition and pension standards on the Company’s Consolidated Statement of Income for the second quarter ended June 30:

(millions, except per share amounts)	Second Quarter Ended June 30
	2017 Reported	Revenue Standard Adoption	Pension Standard Adoption	2017 Revised
Net sales	$3,462.7	$(3,462.7)	$-	$-
Product and equipment sales	-	2,847.2	-	2,847.2
Service and lease sales	-	612.8	-	612.8
Total net sales	3,462.7	(2.7)	-	3,460.0

Cost of sales	1,871.6	(1,871.6)	-	-
Product and equipment cost of sales	-	1,658.9	1.1	1,660.0
Service and lease cost of sales	-	385.2	0.2	385.4
Total cost of sales (including special charges)	1,871.6	172.5	1.3	2,045.4

Selling, general and administrative expenses	1,115.3	(172.6)	15.5	958.2
Special (gains) and charges	36.8	-	-	36.8
Operating income	439.0	(2.6)	(16.8)	419.6

Other (income) expense	-	-	(16.8)	(16.8)
Interest expense, net	59.6	-	-	59.6
Income before income taxes	379.4	(2.6)	-	376.8
Provision for income taxes	81.3	(0.8)	-	80.5
Net income including noncontrolling interest	298.1	(1.8)	-	296.3
Net income attributable to noncontrolling interest	1.5	-	-	1.5
Net income attributable to Ecolab	$296.6	$(1.8)	$-	$294.8

Earnings attributable to Ecolab per common share
Basic	$ 1.02	$ (0.01)		$ 1.02
Diluted	$ 1.01	$ (0.01)		$ 1.00

The following table presents the effect of the adoptions of the revenue recognition and pension standards on the Company’s Consolidated Statement of Income for the six months ended June 30:

(millions, except per share amounts)	Six Months Ended June 30
	2017 Reported	Revenue Standard Adoption	Pension Standard Adoption	2017 Revised
Net sales	$6,624.3	$(6,624.3)	$-	$-
Product and equipment sales	-	5,445.0	-	5,445.0
Service and lease sales	-	1,177.4	-	1,177.4
Total net sales	6,624.3	(1.9)	-	6,622.4

Cost of sales	3,563.1	(3,563.1)	-	-
Product and equipment cost of sales	-	3,155.3	2.0	3,157.3
Service and lease cost of sales	-	739.5	0.4	739.9
Total cost of sales (including special charges (a))	3,563.1	331.7	2.4	3,897.2

Selling, general and administrative expenses	2,205.9	(331.7)	31.2	1,905.4
Special (gains) and charges	43.0	-	-	43.0
Operating income	812.3	(1.9)	(33.6)	776.8

Other (income) expense	-	-	(33.6)	(33.6)
Interest expense, net	122.1	-	-	122.1

Income before income taxes	690.2	(1.9)	-	688.3
Provision for income taxes	135.3	(0.6)	-	134.7
Net income including noncontrolling interest	554.9	(1.3)	-	553.6
Net income attributable to noncontrolling interest	4.8	-	-	4.8
Net income attributable to Ecolab	$550.1	$(1.3)	$-	$548.8

Earnings attributable to Ecolab per common share
Basic	$ 1.90	$ -		$ 1.89
Diluted	$ 1.87	$ -		$ 1.86

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

The following table presents the effect of the adoptions of the restricted cash and revenue recognition standards on selected accounts in the Consolidated Statement of Cash Flows:

(millions)	Six Months Ended June 30
	2017 Reported	Restricted Cash Standard Adoption	Revenue Standard Adoption	2017 Revised
OPERATING ACTIVITIES
Net income including noncontrolling interest	$554.9	$-	$(1.3)	$553.6
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	(14.1)	-	(0.8)	(14.9)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	16.0	-	0.1	16.1
Other liabilities	(183.6)	-	2.0	(181.6)
Cash provided by operating activities	859.7	-	-	859.7

INVESTING ACTIVITIES
Restricted cash activity	53.8	(53.8)	-	-
Cash used for investing activities	(1,150.1)	(53.8)	-	(1,203.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.3)	0.8	-	(1.5)

(Decrease) increase in cash, cash equivalents and restricted cash	(66.7)	(53.0)	-	(119.7)
Cash, cash equivalents and restricted cash, beginning of period	327.4	53.0	-	380.4
Cash, cash equivalents and restricted cash, end of period	$260.7	$-	$-	$260.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of June 30, 2018, and the related consolidated statements of income and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, the consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017, and the consolidated statement of equity for the six-month period ended June 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements.  As discussed in Note 1 to the accompanying consolidated interim financial statements, the Company changed its method of accounting for the adoption of new accounting standards described in Note 17.  The accompanying December 31, 2017 consolidated balance sheet reflects this change.

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
August 2, 2018

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2018

Sales Performance

When comparing second quarter 2018 against second quarter 2017, sales performance was as follows:

•	Reported net sales increased 7% to $3,690 million, fixed currency sales and acquisition adjusted fixed currency sales increased 4% and 5%, respectively.
•	Fixed currency sales for our Global Industrial segment increased 6% to $1,348 million, acquisition adjusted fixed currency sales increased 5%, led by Water, Food and Beverage and Life Sciences.
•	Fixed currency sales for our Global Institutional segment increased 4% to $1,312 million, acquisition adjusted fixed currency sales increased 3%, led by growth in Specialty.
•

Fixed currency sales for our Global Energy segment increased 5% to $854 million, acquisition adjusted fixed currency sales increased 6%, reflecting strong growth in the well stimulation business and good gains in the production and downstream businesses.

•

Fixed currency sales for our Other segment sales decreased 8% to $222 million, driven by the divestiture of Equipment Care in 2017, offset by sales growth in Pest Elimination. Acquisition adjusted fixed currency sales increased 8%, reflecting strong growth in Pest.

Financial Performance

When comparing second quarter 2018 against second quarter 2017, our financial performance was as follows:

•

Reported operating income increased 18% to $495 million. Excluding the impact of special (gains) and charges from both 2018 and 2017 reported results, adjusted operating income increased 5% and our adjusted fixed currency operating income increased 3%.

•

Net income attributable to Ecolab increased 19% to $351 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, our adjusted net income attributable to Ecolab increased 13%.

•

Diluted EPS of $1.20 increased 20%. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, adjusted diluted EPS increased 13% to $1.27 in the second quarter of 2018.

•

Our reported tax rate was 22.8% during the second quarter of 2018, compared to 21.4% during the second quarter of 2017. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2018 and 2017 results, our adjusted tax rate was 20.3% and 24.2% during the second quarter of 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2018	2017	Change	2018	2017	Change
Product and equipment sales	$3,048.2	$2,847.2		$5,895.4	$5,445.0
Service and lease sales	641.4	612.8		1,265.1	1,177.4
Reported GAAP net sales	$3,689.6	$3,460.0	7%	$7,160.5	$6,622.4	8%
Effect of foreign currency translation	46.8	125.4		79.8	253.4
Non-GAAP fixed currency sales	$3,736.4	$3,585.4	4%	$7,240.3	$6,875.8	5%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2018 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2018	2018
Volume	3%	4%
Price changes	2	2
Acquisition adjusted fixed currency sales change	5	5
Acquisitions and divestitures	(1)	0
Fixed currency sales change	4	5
Foreign currency translation	3	3
Reported GAAP net sales change	7%	8%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2018		2017		2018		2017
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,751.9		$1,660.0		$3,448.5		$3,157.3
Service and lease cost of sales	404.2		385.4		789.7		739.9
Reported GAAP COS and gross margin	$2,156.1	41.6%	$2,045.4	40.9%	$4,238.2	40.8%	$3,897.2	41.2%
Special (gains) and charges	(0.1)	-	24.4	0.7	(0.1)	-	25.9	0.3
Non-GAAP adjusted COS and gross margin	$2,156.2	41.6%	$2,021.0	41.6%	$4,238.3	40.8%	$3,871.3	41.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.6% and 40.9% for the second quarter of 2018 and 2017, respectively. Our reported gross margin for the first six months of 2018 and 2017 was 40.8% and 41.2%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 40.

Excluding the impact of special (gains) and charges within COS, our second quarter 2018 adjusted gross margin was 41.6% and our adjusted gross margin for the first six months of 2018 was 40.8%. These percentages compared against a second quarter 2017 adjusted gross margin of 41.6% and an adjusted gross margin of 41.5% for the first six months of 2017.

Our adjusted gross margin was flat when comparing the second quarter of 2018 against the second quarter of 2017 and the decrease compared to the first six months of 2018 and 2017 was driven primarily by higher delivered product costs and the impact of growth within Global Energy which offset the impact from increased pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 27.8% for the second quarter of 2018 compared to 27.7% in 2017. The increased SG&A ratio to sales in the second quarter of 2018 was driven primarily by sales volume leverage and 2017 restructuring and cost initiatives partly offset by investments in the business. For the six month period, SG&A expenses were 28.4% of sales in 2018 compared to 28.8% in 2017. The decreased SG&A ratio to sales across the six month periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2018	2017	2018	2017
Cost of sales
Restructuring activities	$0.4	$2.2	$0.4	$2.2
Acquisition and integration costs	(0.5)	11.1	(0.5)	12.6
Other	-	11.1	-	11.1
Subtotal	(0.1)	24.4	(0.1)	25.9

Special (gains) and charges
Restructuring activities	8.9	30.8	9.2	30.5
Acquisition and integration costs	1.8	4.6	2.3	10.9
Venezuela related gain	-	(5.3)	-	(5.3)
Other	1.4	6.7	26.6	6.9
Subtotal	12.1	36.8	38.1	43.0

Total special (gains) and charges	$12.0	$61.2	$38.0	$68.9

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Subsequent to the second quarter of 2018, we formally commenced a restructuring plan (“Plan”) to leverage technology and systems investments and organizational changes. We expect that the restructuring activities will be completed by the end of 2020, with anticipated costs of $170 million ($130 million after tax), or $0.44 per diluted share, over the next three years. We anticipate that the costs will primarily be cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken. The restructuring actions are expected to result in approximately $200 million of annual cost savings by 2021.

In anticipation of this Plan, a limited number of actions were taken in the second quarter of 2018. As a result, we recorded restructuring charges of $10.1 million ($7.6 million after tax), or $0.03 per diluted share, in the second quarter. The liability related to this Plan was $8.7 million as of the end of the second quarter.

During the second quarter of 2017, we commenced restructuring and other cost-saving actions in order to streamline our operations. These actions include a reduction of our global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. We also have restructuring plans that commenced prior to 2015. During the second quarter and first six months of 2018, net restructuring gains related to prior year plans were $0.8 million ($0.6 million after tax) or less than $0.01 per diluted share and $0.5 million ($0.3 million after tax), or $0.01 per diluted share, respectively. During the second quarter and first six months of 2017, the Company recorded restructuring charges of $33.0 million ($24.4 million after tax) or $0.08 per diluted share and $32.7 ($24.2 million after tax), or $0.08 per diluted share. The restructuring liability balance for all plans commencing prior to 2018 was $26.4 million and $41.5 million as of June 30, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018, related to restructuring plans were $15.8 million.

Restructuring activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.3 million after tax) or less than $0.01 per diluted share, and $2.3 million ($1.7 million after tax) or less than $0.01 per diluted share, in the second quarter and first six months of 2018, respectively. Charges are related to Anios integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the second quarter of 2018 relate to changes in estimates related to an early lease exit.

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

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. During the second quarter of 2017 we recorded gains of $5.3 million ($3.3 million after tax) or $0.01 per diluted share, resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation.

Other

During the second quarter and first six months of 2018, we recorded other special charges of $1.4 million and $26.6 million, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation. Other charges were minimal in both the second quarter and first six months of 2018. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

During the second quarter and first six months of 2017, we recorded other special charges of $17.8 million ($14.4 million after tax) or $0.04 per diluted share and $18.0 million ($14.5 million after tax) or $0.04 per diluted share, respectively, related to a Global Energy vendor contract termination and litigation related charges. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2018	2017	Change	2018	2017	Change
Reported GAAP operating income	$494.6	$419.6	18%	$848.9	$776.8	9%
Special (gains) and charges	12.0	61.2		38.0	68.9
Non-GAAP adjusted operating income	506.6	480.8	5%	886.9	845.7	5%
Effect of foreign currency translation	6.3	16.2		9.5	28.7
Non-GAAP adjusted fixed currency operating income	$512.9	$497.0	3%	$896.4	$874.4	3%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2018	2017		2018	2017
Reported GAAP operating income margin	13.4%	12.1%		11.9%	11.7%
Non-GAAP adjusted operating income margin	13.7%	13.9%		12.4%	12.8%
Non-GAAP adjusted fixed currency operating income margin	13.7%	13.9%		12.4%	12.7%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 18% and 9% in the second quarter and the first six months of 2018, respectively, versus the comparable periods of 2017. Our reported operating income for 2018 and 2017 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2018 and 2017 reported results, our adjusted operating income increased 5% in the second quarter and the first six months of 2018.

As shown in the previous table, foreign currency had minimal impact on adjusted operating income growth for second quarter and first six months of 2018 and 2017.

Other (Income) Expense

Other (income) expense relates to the income from the non-service components of pension cost which were $19.6 million and $16.8 million in the second quarter of 2018 and 2017, respectively. Other (income) expense was $39.0 million and $33.6 million in the first six months of 2018 and 2017, respectively. The increase in income is due to expected returns on increased pension assets.

Interest Expense, Net

Net interest expense was $56.3 million and $59.6 million in the second quarter of 2018 and 2017, respectively. Net interest expense in the first six months of 2018 and 2017 was $112.7 million and $122.1 million, respectively. The decrease in net interest expense when comparing 2018 against 2017 was driven primarily by lower interest rates on debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2018	2017	2018	2017

Reported GAAP tax rate	22.8%	21.4%	22.4%	19.6%
Tax rate impact of:
The Tax Act	(3.9)	-	(3.6)	-
Special (gains) and charges	0.1	0.6	0.1	0.6
Discrete tax items	1.3	2.2	2.1	4.3
Non-GAAP adjusted tax rate	20.3%	24.2%	21.0%	24.5%

Our reported tax rate was 22.8% and 21.4% for the second quarter of 2018 and 2017, respectively, and 22.4% and 19.6% for the first six months of 2018 and 2017, respectively. The change in our tax rate for the second quarter and first six months of 2018 versus the comparable periods of 2017 was driven primarily by discrete tax items, tax planning, and a lower U.S. corporate tax rate, with a lesser impact from special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (“GILTI”), the base erosion anti abuse tax (“BEAT”) and a deduction for foreign derived intangible income (“FDII”). The SEC staff issued Staff Accounting Bulletin (“SAB 118”), which provides a measurement period of up to one year from the Tax Act’s enactment date to complete the accounting for the effects of the Tax Act. We continue to assess the impact of the provisions of the Act, and have not yet elected an accounting policy related to GILTI.

We recorded an estimate of the one-time transition tax in the fourth quarter of 2017, and in the second quarter and first six months of 2018 recorded additional discrete expense of $18.2 million and $29.5 million, respectively, primarily due to the issuance of technical guidance during the respective quarters. The one-time transition tax is subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. Our estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

We recognized total net expenses related to discrete tax items of $12.1 million and $12.0 million during the second quarter and first six months of 2018, respectively. Expense of $18.2 million and $29.5 million for the second quarter and first six months, respectively, was related to the one-time transition tax. Additionally, $6.0 million and $12.8 million of share-based compensation excess tax benefit was recorded in the second quarter and first six months of 2018, respectively. The remaining discrete tax benefits for the first six months of 2018 were primarily related to changes in our state tax profile and reserves in non-U.S. jurisdictions for the quarter.

Our second quarter 2017 reported tax expense included $15.6 million of net tax benefits on special gains and charges and net benefits of $9.7 million associated with discrete tax items. For the first six months of 2017, our reported tax expense included $18.1 million of net tax benefits on special gains and charges and net benefits of $32.5 million associated with discrete tax items.

Discrete tax items include excess tax benefits related to share-based compensation and other discrete tax items of $10.8 million and $26.8 million in the second quarter and first six months of 2017, respectively. The remaining discrete tax benefits in 2017 were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions. The corresponding impact of these items on the reported tax rate is shown in the previous table.

The decrease in the 2018 adjusted tax rate compared to 2017 was primarily due to a lower U.S. corporate tax rate and tax planning.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2018	2017	Change	2018	2017	Change
Reported GAAP net income attributable to Ecolab	$351.3	$294.8	19%	$598.6	$548.8	9%
Adjustments:
Special (gains) and charges, after tax	8.9	45.6		28.6	50.8
Discrete tax net expense (benefit)	12.1	(9.7)		12.0	(32.5)
Non-GAAP adjusted net income attributable to Ecolab	$372.3	$330.7	13%	$639.2	$567.1	13%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2018	2017	Change	2018	2017	Change
Reported GAAP diluted EPS	$1.20	$ 1.00	20%	$2.04	$ 1.86	10%
Adjustments:
Special (gains) and charges	0.03	0.16		0.10	0.17
Discrete tax net expense (benefit)	0.04	(0.03)		0.04	(0.11)
Non-GAAP adjusted diluted EPS	$1.27	$ 1.12	13%	$2.18	$ 1.92	14%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for both the second quarter and first six months of 2018, when compared to the second quarter and first six months of 2017.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2018 and 2017 for our reportable segments are shown in the following tables.

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2018	2017	Change	2018	2017	Change
Global Industrial	$1,348.4	$1,267.0	6%	$2,589.8	$2,445.3	6%
Global Institutional	1,311.7	1,262.8	4	2,529.7	2,377.4	6
Global Energy	854.0	813.4	5	1,701.1	1,589.1	7
Other	222.3	242.2	(8)	419.7	464.0	(10)
Subtotal at fixed currency	3,736.4	3,585.4	4	7,240.3	6,875.8	5
Effect of foreign currency translation	(46.8)	(125.4)		(79.8)	(253.4)
Consolidated reported GAAP net sales	$3,689.6	$3,460.0	7%	$7,160.5	$6,622.4	8%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2018	2017	Change	2018	2017	Change
Global Industrial	$173.1	$176.4	(2)%	$303.0	$312.0	(3)%
Global Institutional	252.0	257.1	(2)	450.7	443.9	2
Global Energy	91.4	72.1	27	162.3	143.0	13
Other	39.3	34.2	15	66.4	61.3	8
Corporate	(54.9)	(104.0)		(124.0)	(154.7)
Subtotal at fixed currency	500.9	435.8	15	858.4	805.5	7
Effect of foreign currency translation	(6.3)	(16.2)		(9.5)	(28.7)
Consolidated reported GAAP operating income	$494.6	$419.6	18%	$848.9	$776.8	9%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

Net Sales	Second Quarter Ended
	June 30
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,348.4	$(21.4)	$1,327.0	$1,267.0	$(8.5)	$1,258.5
Global Institutional	1,311.7	(5.2)	1,306.5	1,262.8	-	1,262.8
Global Energy	854.0	-	854.0	813.4	(8.7)	804.7
Other	222.3	(11.2)	211.1	242.2	(46.0)	196.2
Subtotal at fixed currency	3,736.4	(37.8)	3,698.6	3,585.4	(63.2)	3,522.2
Effect of foreign currency translation	(46.8)			(125.4)
Total reported net sales	$3,689.6			$3,460.0

Operating Income
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$173.1	$(0.9)	$172.2	$176.4	$(0.1)	$176.3
Global Institutional	252.0	0.2	252.2	257.1	-	257.1
Global Energy	91.4	0.8	92.2	72.1	(0.4)	71.7
Other	39.3	(0.8)	38.5	34.2	(1.3)	32.9
Corporate	(42.9)	-	(42.9)	(42.8)	-	(42.8)
Non-GAAP adjusted fixed currency operating income	512.9	(0.7)	512.2	497.0	(1.8)	495.2
Special (gains) and charges	12.0			61.2
Subtotal at fixed currency	500.9			435.8
Effect of foreign currency translation	(6.3)			(16.2)
Total reported operating income	$494.6			$419.6

Net Sales	Six Months Ended
	June 30
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$2,589.8	$(45.3)	$2,544.5	$2,445.3	$(10.1)	$2,435.2
Global Institutional	2,529.7	(50.2)	2,479.5	2,377.4	(0.1)	2,377.3
Global Energy	1,701.1	(0.3)	1,700.8	1,589.1	(13.9)	1,575.2
Other	419.7	(19.3)	400.4	464.0	(92.1)	371.9
Subtotal at fixed currency	7,240.3	(115.1)	7,125.2	6,875.8	(116.2)	6,759.6
Effect of foreign currency translation	(79.8)			(253.4)
Total reported net sales	$7,160.5			$6,622.4

Operating Income
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$303.0	$(1.8)	$301.2	$312.0	$(0.4)	$311.6
Global Institutional	450.7	(3.4)	447.3	443.9	0.1	444.0
Global Energy	162.3	1.5	163.8	143.0	(1.1)	141.9
Other	66.4	(0.7)	65.7	61.3	(4.6)	56.7
Corporate	(86.0)	-	(86.0)	(85.8)	-	(85.8)
Non-GAAP adjusted fixed currency operating income	896.4	(4.4)	892.0	874.4	(6.0)	868.4
Special (gains) and charges	38.0			68.9
Subtotal at fixed currency	858.4			805.5
Effect of foreign currency translation	(9.5)			(28.7)
Total reported operating income	$848.9			$776.8

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2018 against the second quarter and first six months of 2017.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$1,348.4	$1,267.0	$2,589.8	$2,445.3
Sales at public currency (millions)	1,327.2	1,208.7	2,553.2	2,322.9

Volume	4%		3%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	5%		4%
Acquisitions and divestitures	1%		2%
Fixed currency sales change	6%		6%
Foreign currency translation	3%		4%
Public currency sales change	10%		10%

Operating income at fixed currency (millions)	$173.1	$176.4	$303.0	$312.0
Operating income at public currency (millions)	170.3	167.7	298.1	293.2

Fixed currency operating income change	(2)%		(3)%
Fixed currency operating income margin	12.8%	13.9%	11.7%	12.8%
Acquisition adjusted fixed currency operating income change	(2)%		(3)%
Acquisition adjusted fixed currency operating income margin	13.0%	14.0%	11.8%	12.8%
Public currency operating income change	2%		2%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the second quarter and first six months of 2018, benefitting from volume and pricing gains. At a regional level, both the second quarter and first six months sales showed good growth in Latin America, North America and Europe.

At an operating segment level, Water fixed currency sales increased 6% (5% acquisition adjusted) in both the second quarter of 2018 and in the first six months of 2018. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions in the quarter. Mining sales were led by new business wins. Food & Beverage fixed currency sales increased 7% in the second quarter of 2018 and 5% in the first six  months of 2018, benefiting from new wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the beverage and brewing, food and protein businesses, and dairy processing operations. Paper fixed currency sales increased 9% (4% acquisition adjusted) in the second quarter of 2018 and 7% (2% acquisition adjusted) in the first six months of 2018. Textile Care fixed currency sales increased 2% in the second quarter of 2018 and was flat in the first six months of 2018. Life Sciences fixed currency sales increased 15% (15% acquisition adjusted) in the second quarter of 2018 and 19% (14% acquisition adjusted) in the first six months of 2018. Good growth from business wins and pricing execution, led by strong sales of cleaning and disinfection programs in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income and operating income margins for Global Industrial decreased in both the second quarter and first six months of 2018. Acquisitions had minimal impact on both the fixed currency operating income growth and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 1.0 percentage points during both the second quarter and first six months of 2018, negatively impacted by approximately 2.3 percentage points for both periods, related to higher delivered product costs and investments in the business. Favorable impact of pricing and sales volume gains added approximately 1.5 and 1.4 percentage points during the second quarter and first six months of 2018, respectively.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$1,311.7	$1,262.8	$2,529.7	$2,377.4
Sales at public currency (millions)	1,296.7	1,217.7	2,502.9	2,292.2

Volume	2%		3%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	3%		4%
Acquisitions and divestitures	1%		2%
Fixed currency sales change	4%		6%
Foreign currency translation	3%		3%
Public currency sales change	6%		9%

Operating income at fixed currency (millions)	$252.0	$257.1	$450.7	$443.9
Operating income at public currency (millions)	249.8	251.4	447.6	435.7

Fixed currency operating income change	(2)%		2%
Fixed currency operating income margin	19.2%	20.4%	17.8%	18.7%
Acquisition adjusted fixed currency operating income change	(2)%		1%
Acquisition adjusted fixed currency operating income margin	19.3%	20.4%	18.0%	18.7%
Public currency operating income change	(1)%		3%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the second quarter and first six months of 2018, driven by volume growth, acquisitions and pricing gains. At a regional level, both the second quarter and first six months sales increase was led by good growth in North America and Asia Pacific.

At an operating segment level, Institutional fixed currency sales increased 4% in the second quarter and 5% in the first six months of 2018. Acquisition adjusted fixed currency sales increased 3% in the second quarter and 4% in the first six months of 2018. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained soft, particularly in North America. Specialty fixed currency sales increased 7% and 8% in the second quarter and first six months of 2018, respectively, led primarily from strong ongoing business and the roll out of new account wins. Healthcare fixed currency sales were flat and increased 10% (0% acquisition adjusted) in the second quarter and first six months of 2018, respectively, with strong sales of environmental hygiene programs offset by flat sales in Europe and lower sales on non-core products.

Operating Income

Fixed currency operating income for our Global Institutional segment decreased in the second quarter and increased in the first six months of 2018. Fixed currency operating income margins decreased in both the second quarter and in the first six months of 2018. Acquisitions had a positive impact on fixed currency operating income growth and negative impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 1.1 and 0.7 percentage points during the second quarter and first six months of 2018, respectively, negatively impacted by approximately 2.2 and 1.9 percentage points during the second quarter and first six months of 2018 from investments in the business, including innovative digital technologies and new customer installations, and higher delivered product costs. Favorable impact of sales volume gains and pricing added approximately 1.4 and 1.5 percentage points during the second quarter and first six months of 2018.

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$854.0	$813.4	$1,701.1	$1,589.1
Sales at public currency (millions)	845.2	797.4	1,688.1	1,555.3

Volume	4%		6%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	6%		8%
Acquisitions and divestitures	(1)%		(1)%
Fixed currency sales change	5%		7%
Foreign currency translation	1%		2%
Public currency sales change	6%		9%

Operating income at fixed currency (millions)	$91.4	$72.1	$162.3	$143.0
Operating income at public currency (millions)	90.0	69.7	160.5	139.5

Fixed currency operating income change	27%		13%
Fixed currency operating income margin	10.7%	8.9%	9.5%	9.0%
Acquisition adjusted fixed currency operating income change	29%		16%
Acquisition adjusted fixed currency operating income margin	10.8%	8.9%	9.6%	9.0%
Public currency operating income change	29%		15%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Energy had strong growth in the well stimulation business, while the production business showed a modest increase, primarily driven by increased North America activity. Sales in our downstream business had moderate growth driven by international sales.

Operating Income

Fixed currency operating income for Global Energy was increased during both the second quarter and first six months of 2018. Acquisitions had a negative impact on the fixed currency operating income and minimal impact on the fixed currency operating income margins during both the second quarter and first six months of 2018.

Acquisition adjusted fixed currency operating income margins increased 1.9 and 0.6 percentage points during the second quarter and first six months of 2018, respectively, favorable impact of sales volume gains and pricing added approximately 2.1 and 1.9 percentage points during the second quarter and first six months of 2018, respectively. Offset by approximately 0.3 percentage points during the second quarter of 2018 related to higher delivered product costs and 1.4 percentage points during the first six months of 2018 related to higher delivered product costs and investments in the business.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$222.3	$242.2	$419.7	$464.0
Sales at public currency (millions)	220.5	236.2	416.3	452.0

Volume	6%		6%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	8%		8%
Acquisitions and divestitures	(16)%		(18)%
Fixed currency sales change	(8)%		(10)%
Foreign currency translation	1%		2%
Public currency sales change	(7)%		(8)%

Operating income at fixed currency (millions)	$39.3	$34.2	$66.4	$61.3
Operating income at public currency (millions)	39.1	33.6	66.1	60.6

Fixed currency operating income change	15%		8%
Fixed currency operating income margin	17.7%	14.1%	15.8%	13.2%
Acquisition adjusted fixed currency operating income change	17%		16%
Acquisition adjusted fixed currency operating income margin	18.3%	16.8%	16.4%	15.2%
Public currency operating income change	16%		9%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in both the second quarter and first six months of 2018, respectively, due to the divestiture of Equipment Care in the fourth quarter of 2017. At a regional level, both the second quarter and first six months of 2018 sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 13% in both the second quarter and first six months of 2018. Acquisition adjusted fixed currency sales increased 7% in the second quarter and 8% in the first six months of 2018. Sales to food beverage and hospitality, and good growth in restaurants led the growth. CTG sales increased 10% and 7% in the second quarter and first six months of 2018, respectively.

Operating Income

Acquisition adjusted fixed currency operating income margins for the Other segment increased 1.5 and 1.2 percentage points during the second quarter and first six months of 2018, respectively. The favorable impact of sales volume and pricing increases added 1.9 and 1.7 percentage points for the respective periods. Field investments negatively impacted comparable margins by approximately 0.4 and 0.3 percentage points for the respective periods.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 43 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 40.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.0 billion as of both June 30, 2018 and December 31, 2017.

Total liabilities were $12.0 billion as of June 30, 2018 and $12.3 billion as of December 31, 2017. Total debt was $7.2 billion as of June 30, 2018 and $7.3 billion as of December 31, 2017. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2018	2017
(ratio)
Net debt to EBITDA	2.4	2.6
Net debt to adjusted EBITDA	2.4	2.6

(millions)
Total debt	$7,217.6	$7,679.9
Cash	54.2	260.7
Net debt	$7,163.4	$7,419.2

Net income including non-controlling interest	$1,566.8	$1,304.7
Provision for income taxes	282.5	380.7
Interest expense, net	245.5	255.4
Depreciation	610.9	573.4
Amortization	312.0	296.6
EBITDA	3,017.7	2,810.8

Special (gains) and charges impacting EBITDA	9.4	80.0
Adjusted EBITDA	$3,027.1	$2,890.8

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2018	2017	Change
Cash provided by operating activities	$785.7	$859.7	$(74.0)

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

Investing Activities

	Six Months Ended
	June 30
(millions)	2018	2017	Change
Cash used for investing activities	$(444.4)	$(1,203.9)	$759.5

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first six months in 2018 and 2017, was $70 million and $827 million, respectively. Our acquisitions and divestitures across 2018 and 2017 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $413 million and $378 million in the first six months of 2018 and 2017, respectively.

Financing Activities

	Six Months Ended
	June 30
(millions)	2018	2017	Change
Cash (used for) provided by financing activities	$(506.5)	$226.0	$(732.5)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $216 million and $501 million of shares in the first six months of 2018 and 2017, respectively. The 2017 amount includes $300 million of shares repurchased in the February of 2017 through an ASR program. See Note 10 for further information regarding ASR program repurchases. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

During the first six months of 2018 and 2017, we distributed $252 million and $223 million of dividends, respectively.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt repayments are shown in the following table:

	Six Months Ended
	June 30
(millions)	2018	2017	Change
Net issuances of commercial paper and notes payable	$222.7	$909.8	$(687.1)
Long-term debt repayments	(300.6)	(5.3)	(295.3)

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

As of June 30, 2018, we had $54.2 million of cash and cash equivalents on hand, substantially all of which was held outside of the U.S.

As of June 30, 2018, we had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2018, we had $133.2 million (€114.0 million) in outstanding Euro commercial paper with an average annual interest rate of less than 1% and $55.9 million commercial paper outstanding under the U.S. program. As of June 30, 2018, both programs were rated A-2 by Standard & Poor’s and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first six months of 2018 and 2017 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of June 30, 2018, Standard & Poor’s and Moody’s rated our long-term credit at A- (stable outlook) and Baa1 (stable outlook), respectively.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2017 disclosed total notes payable and long-term debt due within one year of $0.6 billion. As of June 30, 2018, the total notes payable and long-term debt due within one year increased to $874.5 million. The increase primarily reflected commercial paper borrowings during the first six months of 2018 and reclassification of obligations due within one year to current.

We recorded a provisional amount for the one-time transition tax in the fourth quarter of 2017, and in the second quarter and first six months of 2018 recorded additional expense of $18.2 million and $29.5 million, respectively, primarily due to the issuance of technical guidance during the respective quarters. As discussed further in Note 12, this balance is a provisional amount and is subject to adjustment during the measurement period of up to one year following the enactment of the Tax Act, as provided by recent SEC guidance.

Our gross liability for uncertain tax positions was $73 million as of June 30, 2018 and $68 million as of December 31, 2017. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 23% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

During the first six months of 2018, oil industry activity continued the trend from 2017 and has continued to gradually recover from 2016’s lows, with strong gains in North America drilling activity. Demand for oil and overall energy consumption has shown modest growth with oil prices rising from their lows in early 2016.

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

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina will be classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar will be the functional currency for our subsidiaries in Argentina. During the first six months of 2018, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the second quarter represented less than 1% of our consolidated assets.

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

For the six months ended June 30, 2018, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

Subsequent to the second quarter of 2018, the Company formally commenced a restructuring plan to leverage technology and systems investments and organizational changes.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange, which eliminate the translation impact of exchange rate fluctuations on our international results. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2018.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; impact of tax reform; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; impact of oil price fluctuations, comparative performance and prospects of businesses in our Global Energy segment; implementation of ERP system; and doing business in Iran.

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

Item 4. Controls and Procedures

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through June 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 53 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
April 1-30, 2018	-	-	-	10,875,427
May 1-31, 2018	2,097	144.7230	-	10,875,427
June 1-30, 2018	2,477	146.0850	-	10,875,427
Total	4,574	145.4606	-	10,875,427

(1)

Includes 4,574 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. After the easing of certain sanctions by the United States against Iran in January 2016 pursuant to the Joint Comprehensive Plan of Action relating to Iran’s nuclear program (JCPOA), and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company completed the following sales related to businesses in our Energy operating segment pursuant to and in compliance with the terms and conditions of OFAC’s General License H: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $1.2 million during the subsidiary’s fiscal second quarter ended May 31, 2018, and additional sales of such products totaling $0.2 million during June 2018, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $0.1 million and $0.1 million, respectively.

On May 8, 2018, the President announced his decision to cease the United States’ participation in the JCPOA, and to begin reimposing, following a wind-down period, the sanctions that were lifted to effectuate the JCPOA sanctions relief. In conjunction with this announcement, the President issued a National Security Presidential Memorandum (NSPM) directing the Secretary of State and the Secretary of the Treasury to prepare immediately for the reimposition of all of the U.S. sanctions lifted or waived in connection with the JCPOA, to be accomplished as expeditiously as possible and in no case later than 180 days from the date of the NSPM. On June 27, 2018, OFAC revoked General License H and issued a wind-down general license that authorizes, through November 4, 2018, the wind down of activities involving Iran that were previously authorized pursuant to General License H. Our non-U.S. subsidiary commenced appropriate action to wind down the business activities in Iran pursuant to the wind-down license and any sales completed during the wind-down period may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing:
(a)	The following documents are filed as exhibits to this report:
(10.1)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program for U.S. $2,000,000,000 U.S. Commercial Paper Program. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, BofAML Securities, Inc., Mizuho Securities USA Inc., and Wells Fargo Securities, LLC.

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

ECOLAB INC.

Date: August 2, 2018	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)