Form 10-Q
period 2018-09-30
ECOLAB INC.
filed 2018-11-01
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2018.

288,873,052 shares of common stock, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2018	2017	2018	2017

Product and equipment sales	$3,090.3	$2,931.9	$8,985.7	$8,376.9
Service and lease sales	656.9	632.6	1,922.0	1,810.0
Net sales	3,747.2	3,564.5	10,907.7	10,186.9
Product and equipment cost of sales	1,811.4	1,676.9	5,259.9	4,834.2
Service and lease cost of sales	388.8	387.7	1,178.5	1,127.6
Cost of sales (including special charges (a))	2,200.2	2,064.6	6,438.4	5,961.8
Selling, general and administrative expenses	955.2	930.9	2,990.5	2,836.3
Special (gains) and charges	75.6	4.9	113.7	47.9
Operating income	516.2	564.1	1,365.1	1,340.9
Other (income) expense	(21.0)	(16.9)	(60.0)	(50.5)
Interest expense, net	55.7	55.1	168.4	177.2
Income before income taxes	481.5	525.9	1,256.7	1,214.2
Provision for income taxes	43.2	129.3	216.6	264.0
Net income including noncontrolling interest	438.3	396.6	1,040.1	950.2
Net income attributable to noncontrolling interest	2.9	3.4	6.1	8.2
Net income attributable to Ecolab	$435.4	$393.2	$1,034.0	$942.0

Earnings attributable to Ecolab per common share
Basic	$ 1.51	$ 1.36	$ 3.58	$ 3.25
Diluted	$ 1.48	$ 1.34	$ 3.53	$ 3.20

Dividends declared per common share	$ 0.41	$ 0.37	$ 1.23	$ 1.11

Weighted-average common shares outstanding
Basic	288.8	289.0	288.8	289.8
Diluted	293.4	293.4	293.1	294.2

(a)

Cost of sales includes special (gains) and charges of $3.6 and $0.3 million in the third quarter of 2018 and 2017, respectively, and $3.5 and $26.2 million in the first nine months of 2018 and 2017, respectively, which is recorded in product and equipment cost of sales.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017

Net income including noncontrolling interest	$438.3	$396.6	$1,040.1	$950.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(201.8)	150.0	(218.9)	274.6
Gain (loss) on net investment hedges	9.1	(50.9)	31.9	(103.7)
	(192.7)	99.1	(187.0)	170.9

Derivatives and hedging instruments	11.0	(20.8)	26.3	(29.1)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	7.8	1.3	24.1	8.2
Postretirement benefits changes	-	-	14.4	-
	7.8	1.3	38.5	8.2

Subtotal	(173.9)	79.6	(122.2)	150.0

Total comprehensive income, including noncontrolling interest	264.4	476.2	917.9	1,100.2
Comprehensive income attributable to noncontrolling interest	1.7	4.0	5.9	10.8
Comprehensive income attributable to Ecolab	$262.7	$472.2	$912.0	$1,089.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30	December 31
(millions, except shares and per share amounts)	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$203.6	$211.4
Accounts receivable, net	2,652.7	2,571.4
Inventories	1,587.9	1,446.5
Other current assets	378.1	365.0
Total current assets	4,822.3	4,594.3
Property, plant and equipment, net	3,778.0	3,707.1
Goodwill	7,078.4	7,167.1
Other intangible assets, net	3,820.4	4,017.6
Other assets	463.5	477.4
Total assets	$19,962.6	$19,963.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$769.4	$564.4
Accounts payable	1,195.3	1,177.1
Compensation and benefits	528.2	549.4
Income taxes	50.3	183.6
Other current liabilities	1,046.6	1,000.7
Total current liabilities	3,589.8	3,475.2
Long-term debt	6,334.8	6,758.3
Postretirement health care and pension benefits	966.9	1,025.5
Deferred income taxes	711.8	635.4
Other liabilities	376.3	415.3
Total liabilities	11,979.6	12,309.7

Equity (a)
Common stock	356.5	354.7
Additional paid-in capital	5,586.0	5,435.7
Retained earnings	8,646.9	8,011.6
Accumulated other comprehensive loss	(1,765.4)	(1,643.4)
Treasury stock	(4,894.6)	(4,575.0)
Total Ecolab shareholders’ equity	7,929.4	7,583.6
Noncontrolling interest	53.6	70.2
Total equity	7,983.0	7,653.8
Total liabilities and equity	$19,962.6	$19,963.5

(a)

Common stock, 800.0 million shares authorized, $1.00 par value per share, 288.9 million shares outstanding at September 30, 2018 and 289.3 million shares outstanding at December 31, 2017. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2018	2017

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,040.1	$950.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	461.5	437.0
Amortization	238.9	228.5
Deferred income taxes	56.6	9.8
Share-based compensation expense	75.5	71.8
Pension and postretirement plan contributions	(46.0)	(131.0)
Pension and postretirement plan expense	23.4	26.5
Restructuring charges, net of cash paid	57.4	13.3
Other, net	20.0	19.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(161.3)	(23.2)
Inventories	(171.2)	(116.9)
Other assets	(22.9)	8.4
Accounts payable	52.2	57.0
Other liabilities	(173.8)	(106.4)
Cash provided by operating activities	1,450.4	1,444.9

INVESTING ACTIVITIES
Capital expenditures	(634.1)	(594.0)
Property and other assets sold	29.5	4.1
Acquisitions and investments in affiliates, net of cash acquired	(77.6)	(831.2)
Divestiture of businesses	9.2	-
Settlement of net investment hedges	14.1	-
Other, net	10.0	(0.8)
Cash used for investing activities	(648.9)	(1,421.9)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	115.7	187.8
Long-term debt borrowings	-	495.0
Long-term debt repayments	(301.8)	(20.1)
Reacquired shares	(321.4)	(587.7)
Dividends paid	(370.8)	(330.3)
Exercise of employee stock options	85.8	63.0
Acquisition related liabilities and contingent consideration	(10.2)	(8.2)
Acquisition of noncontrolling interests	(13.1)	-
Other, net	(3.7)	-
Cash used for financing activities	(819.5)	(200.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	10.2	6.2

Decrease in cash, cash equivalents and restricted cash	(7.8)	(171.3)
Cash, cash equivalents and restricted cash, beginning of period (a)	211.4	380.4
Cash, cash equivalents and restricted cash, end of period (b)	$203.6	$209.1

(a)	2017 includes $53.0 million of restricted cash related to the Anios transaction, which was included in other assets on the Consolidated Balance Sheet as of December 31, 2016.
(b)	There was no restricted cash as of September 30, 2018 and 2017 and December 31, 2017.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Ecolab Shareholders
		Additional				Ecolab	Non-
	Common	Paid-in	Retained	OCI	Treasury	Shareholders'	Controlling	Total
(millions)	Stock	Capital	Earnings	(Loss)	Stock	Equity	Interest	Equity
Balance, December 31, 2015	$350.3	$5,086.1	$6,160.3	$(1,423.3)	$(3,263.5)	$6,909.9	$70.5	$6,980.4

New accounting guidance adoption (a)			(29.3)			(29.3)		(29.3)
Net income			1,229.0			1,229.0	17.5	1,246.5
Comprehensive income (loss) activity				(289.6)		(289.6)	(1.3)	(290.9)
Cash dividends declared			(414.9)			(414.9)	(16.9)	(431.8)
Stock options and awards	2.3	200.2			3.2	205.7		205.7
Reacquired shares		(15.5)			(724.1)	(739.6)		(739.6)
Balance, December 31, 2016	352.6	5,270.8	6,945.1	(1,712.9)	(3,984.4)	6,871.2	69.8	6,941.0

New accounting guidance adoption (b)			1.9			1.9		1.9
Net income			1,504.6			1,504.6	14.0	1,518.6
Comprehensive income (loss) activity				69.5		69.5	1.7	71.2
Cash dividends declared			(440.0)			(440.0)	(19.3)	(459.3)
Acquisition of noncontrolling interests							4.0	4.0
Stock options and awards	2.1	170.3			4.3	176.7		176.7
Reacquired shares		(5.4)			(594.9)	(600.3)		(600.3)
Balance, December 31, 2017	354.7	5,435.7	8,011.6	(1,643.4)	(4,575.0)	7,583.6	70.2	7,653.8

New accounting guidance adoption (c)			(43.6)			(43.6)		(43.6)
Net income			1,034.0			1,034.0	6.1	1,040.1
Comprehensive income (loss) activity				(122.0)		(122.0)	(0.2)	(122.2)
Cash dividends declared			(355.1)			(355.1)	(15.4)	(370.5)
Changes in noncontrolling interests		(7.7)				(7.7)	(7.1)	(14.8)
Stock options and awards	1.8	158.0			1.8	161.6		161.6
Reacquired shares		-			(321.4)	(321.4)		(321.4)
Balance, September 30, 2018	$356.5	$5,586.0	$8,646.9	$(1,765.4)	$(4,894.6)	$7,929.4	$53.6	$7,983.0

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2018 and 2017 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the third quarter and nine months ended September 30, 2018 and 2017 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated November 1, 2018 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Cost of sales
Restructuring activities	$5.9	$-	$6.3	$2.2
Acquisition and integration activities	(0.1)	0.3	(0.6)	12.9
Other	(2.2)	-	(2.2)	11.1
Subtotal	3.6	0.3	3.5	26.2

Special (gains) and charges
Restructuring activities	73.1	4.1	82.3	34.6
Acquisition and integration activities	2.4	1.8	4.7	12.7
Venezuela related gain	-	(3.2)	-	(8.5)
Other	0.1	2.2	26.7	9.1
Subtotal	75.6	4.9	113.7	47.9

Total special (gains) and charges	$79.2	$5.2	$117.2	$74.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are comprised of actions taken in 2018 related to Accelerate 2020 (described below) and other actions taken in years prior to 2018. These activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. The Company expects that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $170 million ($130 million after tax) over the next three years. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $79.4 million ($60.5 million after tax) and $89.5 million ($68.1 million after tax) in the third quarter and first nine months of 2018, respectively. The liability related to this Plan was $75.8 million as of the end of the third quarter.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	88.7	-	0.8	89.5
Net cash payments	(13.3)	-	(0.2)	(13.5)
Non-cash charges	-	-	-	-
Effect of foreign currency translation	(0.2)	-	-	(0.2)
Restructuring liability, September 30, 2018	$75.2	$-	$0.6	$75.8

Other Restructuring Activities

Prior to 2018, the Company engaged in a number of restructuring plans. During the second quarter of 2017, the Company commenced restructuring and other cost-saving actions in order to streamline operations. These actions include a reduction of the Company’s global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. The Company also has restructuring plans that commenced prior to 2015. During the third quarter and first nine months of 2018, net restructuring gains related to the prior year plans were $0.4 million ($0.3 million after tax) and $0.9 million ($0.6 million after tax), respectively. During the third quarter and first nine months of 2017, the Company recorded restructuring charges of $4.1 million ($1.7 million after tax) and $36.8 million ($25.9 million after tax), respectively, related primarily to employee termination costs. The restructuring liability balance for all plans commencing prior to 2018 was $22.5 million and $41.5 million as of September 30, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018 related to restructuring plans commencing prior to 2018 were $17.8 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.4 million ($1.6 million after tax) and $4.7 million ($3.3 million after tax) in the third quarter and first nine months of 2018, respectively. Charges are related to Laboratoires Anios (“Anios”) integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter and first nine months of 2018 relate to changes in estimates related to an early lease exit.

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $0.3 million ($0.2 million after tax) and $12.9 million ($8.2 million after tax) during the third quarter and first nine months of 2017, respectively, related primarily to recognition of accelerated rent expense upon the closure of Swisher plants and disposal of excess inventory. The first nine months of 2017 also include amounts related to recognition of fair value step-up in the Anios inventory.

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

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries. During the third quarter and first nine months of 2017, the Company recorded gains of $3.2 million ($2.0 million after tax) and $8.5 million ($5.3 million after tax), respectively, resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation. No such gains occurred in 2018.

Other

During the third quarter and first nine months of 2018, the Company recorded other special charges of $0.1 million ($0.1 million net of tax) and $26.7 million ($20.6 million net of tax) in special (gains) and charges, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both the third quarter and first nine months of 2018. Other special gains reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 of $2.2 million ($1.7 million net of tax) relate to changes in estimates for an inventory LIFO reserve.

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

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first nine months of 2018 and 2017 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

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

Other Acquisitions

During the first nine months of 2018, the Company paid $77.6 million for business acquisitions, of which $45.9 million was attributed to certain identifiable intangible assets and $30.5 million to goodwill. The weighted average useful life of these identifiable intangible assets acquired was 11 years. There were insignificant purchase price adjustments related to prior year acquisitions.

Excluding the Anios acquisition, during the first nine months of 2017, the Company paid $32.6 million for business acquisitions, of which $18.4 million was attributed to certain identifiable intangible assets. The weighted average useful life of these identifiable intangible assets acquired was 12 years. Additionally, there were insignificant purchase price adjustments related to prior year acquisitions.

Dispositions

There were no significant business dispositions during the first nine months of 2018, and there were no business dispositions in the first nine months of 2017. In November 2017, the Company completed the sale of its Equipment Care business to a third party. Annualized Equipment Care sales were approximately $180 million and were included in the Other segment.

4. BALANCE SHEET INFORMATION

	September 30	December 31
(millions)	2018	2017
Accounts receivable, net
Accounts receivable	$2,721.7	$2,642.9
Allowance for doubtful accounts	(69.0)	(71.5)
Total	$2,652.7	$2,571.4

Inventories
Finished goods	$1,061.8	$974.9
Raw materials and parts	513.9	438.7
Inventories at FIFO cost	1,575.7	1,413.6
FIFO cost to LIFO cost difference	12.2	32.9
Total	$1,587.9	$1,446.5

Other current assets
Prepaid assets	$133.2	$153.5
Taxes receivable	174.5	129.2
Derivative assets	33.2	28.8
Other	37.2	53.5
Total	$378.1	$365.0

Property, plant and equipment, net
Land	$214.7	$224.1
Buildings and leasehold improvements	1,249.0	1,207.4
Machinery and equipment	2,345.9	2,280.9
Merchandising and customer equipment	2,550.3	2,399.4
Capitalized software	653.1	585.8
Construction in progress	443.6	438.7
	7,456.6	7,136.3
Accumulated depreciation	(3,678.6)	(3,429.2)
Total	$3,778.0	$3,707.1

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,620.3	3,620.3
Trademarks	382.0	380.6
Patents	467.7	462.7
Other technology	236.7	232.6
	4,706.7	4,696.2
Accumulated amortization
Customer relationships	(1,560.2)	(1,403.8)
Trademarks	(168.6)	(147.6)
Patents	(201.1)	(187.9)
Other technology	(186.4)	(169.3)
	(2,116.3)	(1,908.6)
Net intangible assets subject to amortization	2,590.4	2,787.6
Total	$3,820.4	$4,017.6

Other assets
Deferred income taxes	$98.5	$105.4
Pension	48.6	41.7
Other	316.4	330.3
Total	$463.5	$477.4

	September 30	December 31
(millions)	2018	2017
Other current liabilities
Discounts and rebates	$292.0	$267.2
Dividends payable	118.4	118.6
Interest payable	71.4	50.7
Taxes payable, other than income	102.4	129.9
Derivative liabilities	23.7	62.2
Restructuring	93.2	36.0
Contract liability	81.9	79.0
Other	263.6	257.1
Total	$1,046.6	$1,000.7

Accumulated other comprehensive loss
Unrealized loss on derivative financial instruments, net of tax	$(0.1)	$(26.4)
Unrecognized pension and postretirement benefit expense, net of tax	(517.2)	(555.8)
Cumulative translation, net of tax	(1,248.1)	(1,061.2)
Total	$(1,765.4)	$(1,643.4)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2018 and December 31, 2017.

	September 30	December 31
(millions)	2018	2017
Short-term debt
Commercial paper	$81.2	$-
Notes payable	38.5	14.7
Long-term debt, current maturities	649.7	549.7
Total	$769.4	$564.4

Line of Credit

As of September 30, 2018, the Company had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2018 or December 31, 2017.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of September 30, 2018, the Company had $81.2 million (€70.0 million) of commercial paper outstanding under its Euro program and no commercial paper outstanding under its U.S. program. As of December 31, 2017, the Company had no commercial paper outstanding under either program.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2018 and December 31, 2017.

	Maturity	September 30	December 31
(millions)	by Year	2018	2017

Long-term debt
Public and 144A notes (2018 principal amount)
Three year 2015 senior notes ($0 million)	2018	$-	$299.9
Three year 2016 senior notes ($400 million)	2019	398.2	396.1
Five year 2015 senior notes ($300 million)	2020	299.4	299.1
Ten year 2011 senior notes ($1.02 billion)	2021	1,017.2	1,016.6
Five year 2017 senior notes ($500 million)	2022	496.7	496.3
Seven year 2016 senior notes ($400 million)	2023	397.9	397.5
Seven year 2016 senior notes (€575 million)	2024	660.7	676.6
Ten year 2015 senior notes (€575 million)	2025	663.0	679.4
Ten year 2016 senior notes ($750 million)	2026	743.5	742.8
Ten year 2017 144A notes ($500 million)	2027	-	494.7
Ten year 2017 senior notes ($500 million)	2027	494.9	-
Thirty year 2011 senior notes ($458 million)	2041	451.5	451.3
Thirty year 2016 senior notes ($250 million)	2046	246.1	246.0
Thirty year 2017 144A notes ($700 million)	2047	-	607.8
Thirty year 2017 senior notes ($700 million)	2047	608.5	-
Private notes (2018 principal amount)
Series A private placement senior notes ($250 million)	2018	249.6	248.5
Series B private placement senior notes ($250 million)	2023	249.4	249.3
Capital lease obligations		7.0	4.6
Other		0.9	1.5
Total debt		6,984.5	7,308.0
Long-term debt, current maturities		(649.7)	(549.7)
Total long-term debt		$6,334.8	$6,758.3

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

Covenants

The Company is in compliance with its debt covenants as of September 30, 2018.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2018 and 2017 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Interest expense	$58.3	$60.7	$179.5	$191.0
Interest income	(2.6)	(5.6)	(11.1)	(13.8)
Interest expense, net	$55.7	$55.1	$168.4	$177.2

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2018 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2017	$2,797.0	$1,027.0	$3,203.7	$139.4	$7,167.1
Segment change (a)	(71.7)	-	-	71.7	-
December 31, 2017 revised	$2,725.3	$1,027.0	$3,203.7	$211.1	$7,167.1
Current year business combinations (b)	18.8	11.7	-	-	30.5
Dispositions	-	-	(2.9)	-	(2.9)
Effect of foreign currency translation	(44.3)	(16.8)	(51.8)	(3.4)	(116.3)
September 30, 2018	$2,699.8	$1,021.9	$3,149.0	$207.7	$7,078.4

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

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter of 2018 and 2017 was $78.6 million and $77.6 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2018 and 2017 was $238.9 million and $228.5 million, respectively. Estimated amortization for the remaining three month period of 2018 related to other amortizable intangible assets is expected to be approximately $78.1 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$40.8	$-	$40.8	$-

Liabilities
Foreign currency forward contracts	53.6	-	53.6	-
Interest rate swap agreements	1.9	-	1.9	-

	December 31, 2017
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$45.8	$-	$45.8	$-

Liabilities
Foreign currency forward contracts	153.1	-	153.1	-
Interest rate swap agreements	4.2	-	4.2	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2018		December 31, 2017
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,984.5	$7,126.7	$7,308.0	$7,716.0

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Asset Derivatives		Liability Derivatives
	September 30	December 31	September 30	December 31
(millions)	2018	2017	2018	2017
Derivatives designated as hedging instruments
Foreign currency forward contracts	$19.8	$19.6	$36.8	$125.2
Interest rate swap agreements	-	-	1.9	4.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	21.0	26.2	16.8	27.9
Gross value of derivatives	40.8	45.8	55.5	157.3

Gross amounts offset in the Consolidated Balance Sheet	(7.6)	(17.0)	(7.6)	(17.0)
Net value of derivatives	$33.2	$28.8	$47.9	$140.3

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	September 30	December 31
(millions)	2018	2017

Foreign currency forward contracts	$ 4,311	$ 5,593
Interest rate agreements	650	950

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

The effective portion of gains and losses recognized into AOCI and earnings from derivative contracts that qualified as cash flow hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2018	2017	2018	2017
Unrealized gain (loss) recognized into AOCI
Foreign currency forward contracts	AOCI (equity)	$32.9	$(118.8)	$85.6	$(192.4)
Interest rate swap agreements	AOCI (equity)	-	-	-	-
	Total	$32.9	$(118.8)	$85.6	$(192.4)

Gain (loss) recognized in income
Foreign currency forward contracts	Cost of sales	$(2.0)	$(0.9)	$(8.7)	$(11.7)
	SG&A	12.4	(99.5)	39.3	(157.3)
	Interest expense, net	10.4	7.4	27.2	16.1
	Subtotal	20.8	(93.0)	57.8	(152.9)

Interest rate swap agreements	Interest expense, net	(1.3)	(1.8)	(4.7)	(5.4)
	Total	$19.5	$(94.8)	$53.1	$(158.3)

Gains and losses recognized in income related to the ineffective portion of the Company’s cash flow hedges were insignificant during the first nine months of 2018 and 2017. The amounts recognized in interest expense above represent the difference between the spot and forward rates of the hedges as a result of interest rate differentials.

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

The interest rate swaps referenced above were designated as fair value hedges.

The impact on earnings from derivative contracts that qualified as fair value hedges was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2018	2017	2018	2017

Gain (loss) on derivative recognized income
Interest rate swap	Interest expense, net	$2.0	$0.3	$2.3	$(0.1)

Gain (loss) on hedged item recognized income
Interest rate swap	Interest expense, net	$(2.0)	$(0.3)	$(2.3)	$0.1

Net Investment Hedges

The Company designates its outstanding $1,324 million (€1,150 million at the end of the third quarter of 2018) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. Certain Euro commercial paper was also designated as a hedge of existing foreign currency exposures and matured in the third quarter ended September 2018. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Revaluation gains (losses), net of tax	$9.1	$(50.9)	$31.9	$(103.7)

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

The impact on earnings from derivative contracts that are not designated as hedging instruments was as follows:

		Third Quarter Ended		Nine Months Ended
		September 30		September 30
(millions)		2018	2017	2018	2017
Gain (loss) recognized in income
Foreign currency forward contracts	SG&A	$7.1	$(29.4)	$5.0	$(38.1)
	Interest expense, net	0.8	(0.2)	4.5	(3.5)
	Total	$7.9	$(29.6)	$9.5	$(41.6)

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$32.9	$(118.8)	$85.6	$(192.4)
(Gains) losses reclassified from AOCI into income
Cost of sales	2.0	0.9	8.7	11.7
SG&A	(12.4)	99.5	(39.3)	157.3
Interest (income) expense, net	(9.1)	(5.6)	(22.5)	(10.7)
	(19.5)	94.8	(53.1)	158.3
Other activity	0.1	(0.6)	-	(0.1)
Tax impact	(2.5)	3.8	(6.2)	5.1
Net of tax	$11.0	$(20.8)	$26.3	$(29.1)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs	6.0	5.2	21.4	15.2
Postretirement benefits changes	-	-	18.9	-
	6.0	5.2	40.3	15.2
Other activity	3.3	-	7.9	-
Tax impact	(1.5)	(3.9)	(9.7)	(7.0)
Net of tax	$7.8	$1.3	$38.5	$8.2

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(16.0)	$72.7	$(42.3)	$120.3

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	$4.5	$1.3	$16.2	$8.2

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2018, 10,228,727 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

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

Share Repurchases

During the first nine months of 2018, the Company reacquired 2,315,345 shares of its common stock, of which 2,129,383 related to share repurchases through open market or private purchases, and 185,962 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2018	2017	2018	2017

Net income attributable to Ecolab	$435.4	$393.2	$1,034.0	$942.0

Weighted-average common shares outstanding
Basic	288.8	289.0	288.8	289.8
Effect of dilutive stock options and units	4.6	4.4	4.3	4.4
Diluted	293.4	293.4	293.1	294.2

Basic EPS	$ 1.51	$ 1.36	$ 3.58	$ 3.25
Diluted EPS	$ 1.48	$ 1.34	$ 3.53	$ 3.20

Anti-dilutive securities excluded from the computation of diluted EPS	1.4	0.1	1.4	1.7

12. INCOME TAXES

The Company’s tax rate was 9.0% and 24.6% for the third quarter of 2018 and 2017, respectively and 17.2% and 21.7% for the first nine months of 2018 and 2017, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2018 compared to the third quarter and first nine months of 2017 was driven primarily by discrete tax items, tax planning, and a lower U.S. corporate tax rate.

The Company recognized total net benefits related to discrete tax items of $47.2 million during the third quarter and $35.2 million during the first nine months of 2018. In the third quarter of 2018, the Company filed U.S. federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. U.S. tax reform (as described further below) resulted in $4.8 million expense for the third quarter of 2018 and $34.2 million expense for the first nine months of 2018. Share-based compensation excess tax benefit contributed $10.7 million and $23.5 million in the third quarter and first nine months of 2018, respectively. The remaining discrete tax benefits were primarily related to changes in reserves in non-U.S. jurisdictions and international changes in estimates.

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

The Company initially recorded an estimate of the one-time transition tax in the fourth quarter of 2017. In the third quarter and first nine months of 2018 the Company recorded additional discrete expense of $4.8 million and $34.2 million, respectively, primarily due to the issuance of technical guidance during the respective quarters and finalization of certain estimates as a result of filing the 2017 U.S. federal tax return. The one-time transition tax remains subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. The Company’s estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

The Company recognized net expenses related to discrete tax items of $8.3 million and net tax benefits related to discrete tax items of $24.2 million during the third quarter and first nine months of 2017, respectively. The third quarter net expenses were driven primarily by recognizing adjustments from filing the Company’s 2016 U.S. federal income tax return and international adjustments due to changes in estimates, partially offset by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in state tax matters. Net benefits for the first nine months of 2017 was also impacted by the recognition of $29.2 million of share-based compensation excess tax benefits.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2018	2017	2018	2017	2018	2017
Service cost	$18.6	$17.5	$8.4	$7.7	$0.5	$0.7
Interest cost on benefit obligation	20.8	20.9	7.5	7.0	1.3	1.5
Expected return on plan assets	(40.5)	(37.4)	(16.1)	(13.9)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	9.8	7.2	4.4	4.5	(0.5)	(0.6)
Amortization of prior service
cost (benefit)	(1.7)	(1.7)	(0.2)	(0.2)	(5.8)	(4.2)
Total expense (benefit)	$7.0	$6.5	$4.0	$5.1	$(4.6)	$(2.7)

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2018	2017	2018	2017	2018	2017
Service cost	$55.8	$52.6	$25.4	$23.0	$2.3	$2.0
Interest cost on benefit obligation	62.4	62.6	22.4	21.1	4.3	4.4
Expected return on plan assets	(121.5)	(112.3)	(48.8)	(41.7)	(0.3)	(0.4)
Recognition of net actuarial (gain) loss	29.4	21.5	13.2	13.6	(1.5)	(1.8)
Amortization of prior service
cost (benefit)	(5.1)	(5.1)	(0.6)	(0.5)	(14.0)	(12.5)
Total expense (benefit)	$21.0	$19.3	$11.6	$15.5	$(9.2)	$(8.3)

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

As of September 30, 2018, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first nine months of 2018, the Company made payments of $5 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $1 million to such plans during the remainder of 2018.

The Company contributed $33 million to its international pension benefit plans during the first nine months of 2018. The Company estimates it will contribute approximately an additional $10 million to such plans during the remainder of 2018.

During the first nine months of 2018, the Company made payments of $8 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $3 million to such plans during the remainder of 2018.

During the second quarter ended June 30, 2018, an amendment to eligibility requirements of the U.S. retiree death benefit plan was approved and communicated to all eligible participants. As a result of the approval and communication to the beneficiaries, the plan was re-measured, resulting in an $18.9 million ($14.4 million after tax), reduction of postretirement benefit obligations, with a corresponding impact to accumulated other comprehensive income (AOCI). The re-measurement was completed using a discount rate of 4.36%. As a result of this action, the Company’s U.S. postretirement healthcare costs decreased by $2.3 million in the third quarter of 2018.

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

Net sales at public exchange rates by reportable segment for the third quarter and nine months ended September 30 are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Global Industrial
Product and sold equipment	$1,176.8	$1,101.8	$3,380.9	$3,110.6
Service and lease equipment	175.4	171.0	524.5	485.2
Global Institutional
Product and sold equipment	1,130.8	1,075.6	3,297.8	3,060.2
Service and lease equipment	174.3	165.9	510.2	473.5
Global Energy
Product and sold equipment	761.7	712.6	2,246.6	2,079.7
Service and lease equipment	100.5	93.9	303.7	282.1
Other
Product and sold equipment	21.0	41.9	60.4	126.4
Service and lease equipment	206.7	201.8	583.6	569.2
Total
Total product and sold equipment	$3,090.3	$2,931.9	$8,985.7	$8,376.9
Total service and lease equipment	656.9	632.6	1,922.0	1,810.0

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2018	2017	2018	2017	2018	2017	2018	2017

North America	$628.0	$573.7	$898.1	$845.9	$502.1	$445.4	$156.9	$178.1
Europe	326.0	314.2	260.2	250.0	96.7	102.5	33.2	31.0
Asia Pacific	171.4	168.9	62.3	60.2	65.7	68.8	10.5	8.8
Latin America	121.6	113.7	40.9	41.7	55.5	62.1	11.5	11.4
Middle East and Africa	34.4	32.7	15.3	17.5	123.5	109.9	2.8	2.8
Greater China	70.9	69.7	28.3	26.3	18.7	17.9	12.7	11.3
Total	$1,352.3	$1,272.9	$1,305.1	$1,241.6	$862.2	$806.6	$227.6	$243.4

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2018	2017	2018	2017	2018	2017	2018	2017

North America	$1,780.7	$1,643.7	$2,592.4	$2,450.2	$1,474.8	$1,323.6	$436.3	$512.3
Europe	959.5	852.3	774.9	666.5	302.5	287.0	97.0	84.2
Asia Pacific	503.7	483.1	186.8	174.7	200.1	190.6	29.4	24.7
Latin America	350.8	326.5	124.5	122.8	163.7	183.2	35.2	33.4
Middle East and Africa	99.0	93.3	44.5	44.7	354.1	326.8	8.5	8.4
Greater China	211.8	196.8	84.9	74.9	55.1	50.7	37.5	32.5
Total	$3,905.5	$3,595.7	$3,808.0	$3,533.8	$2,550.3	$2,361.9	$643.9	$695.5

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

	September 30	September 30
(millions)	2018	2017

Contract liability as of beginning of period	$79.0	$68.6

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	(79.0)	(68.6)

Increases due to billings excluding amounts recognized as revenue during the period	81.7	82.5
Business combination	0.2	2.2

Contract liability as of end of period	$81.9	$84.7

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

The impact of the preceding changes on previously reported full year 2017 reportable segment net sales and operating income is summarized as follows:

	December 31, 2017
	2017 Reported	Revenue	Pension		Fixed	2017 Revised
	Valued at 2017	Standard	Standard	Segment	Currency	Valued at 2018
(millions)	Management Rates	Adoption	Adoption	Change	Rate Change	Management Rates
Net Sales
Global Industrial	$4,878.5	$(0.8)	$-	$(56.9)	$286.0	$5,106.8
Global Institutional	4,744.9	(1.4)	-	(23.7)	190.2	4,910.0
Global Energy	3,199.3	-	-	0.7	81.7	3,281.7
Other	823.5	-	-	79.9	28.1	931.5
Subtotal at fixed currency rates	13,646.2	(2.2)	-	-	586.0	14,230.0
Effect of foreign currency translation	192.1	(0.2)	-	-	(586.0)	(394.1)
Consolidated reported GAAP net sales	$13,838.3	$(2.4)	$-	$-	$-	$13,835.9

Operating Income
Global Industrial	$722.0	$(0.8)	$(12.8)	$2.6	$47.5	$758.5
Global Institutional	985.7	(1.4)	(13.1)	(14.9)	23.5	979.8
Global Energy	338.5	-	(16.7)	(0.7)	15.0	336.1
Other	149.3	-	(24.5)	13.0	4.7	142.5
Corporate	(208.6)	-	-	-	(5.3)	(213.9)
Subtotal at fixed currency rates	1,986.9	(2.2)	(67.1)	-	85.4	2,003.0
Effect of foreign currency translation	32.9	(0.2)	(0.2)	-	(85.4)	(52.9)
Consolidated reported GAAP operating income	$2,019.8	$(2.4)	$(67.3)	$-	$-	$1,950.1

Reportable Segment Information

Financial information for each of the Company’s reportable segments, including the impact of all preceding segment structure changes, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Net Sales
Global Industrial	$1,411.6	$1,309.4	$4,001.4	$3,754.7
Global Institutional	1,340.8	1,268.9	3,870.5	3,646.3
Global Energy	889.6	817.5	2,590.7	2,406.6
Other	232.9	247.6	652.6	711.6
Subtotal at fixed currency rates	3,874.9	3,643.4	11,115.2	10,519.2
Effect of foreign currency translation	(127.7)	(78.9)	(207.5)	(332.3)
Consolidated reported GAAP net sales	$3,747.2	$3,564.5	$10,907.7	$10,186.9

Operating Income
Global Industrial	$224.9	$217.4	$527.9	$529.4
Global Institutional	292.5	276.1	743.2	720.0
Global Energy	94.1	89.8	256.4	232.8
Other	48.3	41.4	114.7	102.7
Corporate	(122.1)	(48.2)	(246.1)	(202.9)
Subtotal at fixed currency rates	537.7	576.5	1,396.1	1,382.0
Effect of foreign currency translation	(21.5)	(12.4)	(31.0)	(41.1)
Consolidated reported GAAP operating income	$516.2	$564.1	$1,365.1	$1,340.9

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

On April 9, 2018, the Court entered an order requiring the remaining “B3” Plaintiffs to serve sworn, particularized statements of their claims no later than July 9, 2018, pursuant to which the Court will then determine which “B3” Plaintiffs are entitled to further pursue their claims. On July 10, 2018, the Court entered an order dismissing the remaining “B1” claims against Nalco. There currently remain eight cases pending against Nalco, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

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

17. NEW ACCOUNTING PRONOUNCMENTS

17. NEW ACCOUNTING PRONOUNCEMENTS
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

Standards that are not yet adopted:

ASU 2018-15 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

August 2018

Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense.

			January 1, 2020	The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption.

ASU 2018-14 - Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	August 2018

Modifies disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This includes, but is not limited to, the removal of the requirement to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, and the addition of a requirement to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates.

			January 1, 2020	Entities are required to apply the disclosure amendments on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption.

ASU 2018-07 - Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting	June 2018

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

			January 1, 2019	The Company is currently evaluating certain transition elections provided for by the ASU. Adoption of the ASU is not expected to have a material impact on the Company's financial statements.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

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
ASU 2018-11 – Leases (Topic 842) Targeted Improvements

	Various	Introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance.	January 1, 2019	See additional information regarding the impact of this guidance on the Company's financial statements at the bottom of this table in note (a).

(a)

As part of adopting the new lease standard, the Company has implemented a global lease accounting software, which is designed to facilitate adoption and reporting in accordance with the new standard. The Company is in the final stages of accumulating leases within the software and designing future processes for adherence to ongoing reporting requirements. The Company expects most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption which is expected to be material. Adoption of the standard is not expected to have a material impact on consolidated net earnings.

The Company will elect the prospective transition method with the effects of initially applying the new standard to be recognized as a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Prior reporting periods will be recorded in accordance with the guidance in place at that time. The Company will also elect the package of three practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will also elect the hindsight and land easement practical expedients.

The Company will make an accounting policy election to not apply the recognition requirements of the new standard to leases with terms of 12 months or less and which do not include an option to purchase the underlying assets which is reasonably certain of exercise. Those lease payments will continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term.

Lastly, the Company will elect, by asset class, the lessor practical expedient to not separate nonlease and lease components and account for those components as a single component.

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

Adoption of the guidance did not have a material impact on the Company's financial statements and elected to account for distributions received from equity method investees using the nature of distribution approach accounting policy election.

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

The following table presents the effect of the adoptions of the revenue recognition and pension standards on the Company’s Consolidated Statement of Income for the third quarter ended September 30:

(millions, except per share amounts)	Third Quarter Ended September 30
	2017 Reported	Revenue Standard Adoption	Pension Standard Adoption	2017 Revised
Net sales	$3,563.3	$(3,563.3)	$-	$-
Product and equipment sales	-	2,931.9	-	2,931.9
Service and lease sales	-	632.6	-	632.6
Total net sales	3,563.3	1.2	-	3,564.5

Cost of sales	1,891.3	(1,891.3)	-	-
Product and equipment cost of sales	-	1,675.8	1.1	1,676.9
Service and lease cost of sales	-	387.5	0.2	387.7
Total cost of sales (including special charges)	1,891.3	172.0	1.3	2,064.6

Selling, general and administrative expenses	1,087.3	(172.0)	15.6	930.9
Special (gains) and charges	4.9	-	-	4.9
Operating income	579.8	1.2	(16.9)	564.1

Other (income) expense	-	-	(16.9)	(16.9)
Interest expense, net	55.1	-	-	55.1
Income before income taxes	524.7	1.2	-	525.9
Provision for income taxes	128.9	0.4	-	129.3
Net income including noncontrolling interest	395.8	0.8	-	396.6
Net income attributable to noncontrolling interest	3.4	-	-	3.4
Net income attributable to Ecolab	$392.4	$0.8	$-	$393.2

Earnings attributable to Ecolab per common share
Basic	$ 1.36	$ -	$ -	$ 1.36
Diluted	$ 1.34	$ -	$ -	$ 1.34

The following table presents the effect of the adoptions of the revenue recognition and pension standards on the Company’s Consolidated Statement of Income for the nine months ended September 30:

(millions, except per share amounts)	Nine Months Ended September 30
	2017 Reported	Revenue Standard Adoption	Pension Standard Adoption	2017 Revised
Net sales	$10,187.6	$(10,187.6)	$-	$-
Product and equipment sales	-	8,376.9	-	8,376.9
Service and lease sales	-	1,810.0	-	1,810.0
Total net sales	10,187.6	(0.7)	-	10,186.9

Cost of sales	5,454.4	(5,454.4)	-	-
Product and equipment cost of sales	-	4,831.1	3.1	4,834.2
Service and lease cost of sales	-	1,127.0	0.6	1,127.6
Total cost of sales (including special charges (a))	5,454.4	503.7	3.7	5,961.8

Selling, general and administrative expenses	3,293.2	(503.7)	46.8	2,836.3
Special (gains) and charges	47.9	-	-	47.9
Operating income	1,392.1	(0.7)	(50.5)	1,340.9

Other (income) expense	-	-	(50.5)	(50.5)
Interest expense, net	177.2	-	-	177.2

Income before income taxes	1,214.9	(0.7)	-	1,214.2
Provision for income taxes	264.2	(0.2)	-	264.0
Net income including noncontrolling interest	950.7	(0.5)	-	950.2
Net income attributable to noncontrolling interest	8.2	-	-	8.2
Net income attributable to Ecolab	$942.5	$(0.5)	$-	$942.0

Earnings attributable to Ecolab per common share
Basic	$ 3.25	$ -	$ -	$ 3.25
Diluted	$ 3.20	$ -	$ -	$ 3.20

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

The following table presents the effect of the adoptions of the restricted cash and revenue recognition standards on selected accounts in the Consolidated Statement of Cash Flows:

(millions)	Nine Months Ended September 30
	2017 Reported	Restricted Cash Standard Adoption	Revenue Standard Adoption	2017 Revised
OPERATING ACTIVITIES
Net income including noncontrolling interest	$950.7	$-	$(0.5)	$950.2
Adjustments to reconcile net income to cash provided by operating activities:
Deferred income taxes	10.4	-	(0.6)	9.8
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(23.5)	-	0.3	(23.2)
Other liabilities	(107.2)	-	0.8	(106.4)
Cash provided by operating activities	1,444.9	-	-	1,444.9

INVESTING ACTIVITIES
Restricted cash activity	53.8	(53.8)	-	-
Cash used for investing activities	(1,368.1)	(53.8)	-	(1,421.9)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5.4	0.8	-	6.2

(Decrease) increase in cash, cash equivalents and restricted cash	(118.3)	(53.0)	-	(171.3)
Cash, cash equivalents and restricted cash, beginning of period	327.4	53.0	-	380.4
Cash, cash equivalents and restricted cash, end of period	$209.1	$-	$-	$209.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries as of September 30, 2018, and the related consolidated statements of income and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, the consolidated statement of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the consolidated statement of equity for the nine-month period ended September 30, 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2018

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2018

Sales Performance

When comparing third quarter 2018 against third quarter 2017, sales performance was as follows:

•	Reported net sales increased 5% to $3,747 million, fixed currency sales and acquisition adjusted fixed currency sales increased 6% and 7%, respectively.
•	Fixed currency sales for our Global Industrial segment increased 8% to $1,412 million, acquisition adjusted fixed currency sales increased 7%, led by Water, Paper, Food and Beverage and Life Sciences.
•	Fixed currency sales for our Global Institutional segment increased 6% to $1,341 million, acquisition adjusted fixed currency sales increased 5%, led by growth in Specialty and Institutional.
•

Fixed currency sales for our Global Energy segment increased 9% to $890 million, acquisition adjusted fixed currency sales increased 10%, reflecting strong growth in the well stimulation business and moderate gains in the production and downstream businesses.

•

Fixed currency sales for our Other segment sales decreased 6% to $233 million, driven by the divestiture of Equipment Care in 2017, offset by sales growth in Pest Elimination and Colloidal Technologies. Acquisition adjusted fixed currency sales increased 8%, reflecting strong growth in Pest Elimination.

Financial Performance

When comparing third quarter 2018 against third quarter 2017, our financial performance was as follows:

•

Reported operating income decreased 8% to $516 million. Excluding the impact of special (gains) and charges from both 2018 and 2017 reported results, adjusted operating income increased 5% and our adjusted fixed currency operating income increased 6%.

•

Net income attributable to Ecolab increased 11% to $435 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, our adjusted net income attributable to Ecolab also increased 11%.

•

Diluted EPS of $1.48 increased 10%. Excluding the impact of special (gains) and charges and discrete tax items from both 2018 and 2017 reported results, adjusted diluted EPS increased 11% to $1.53 in the third quarter of 2018.

•

Our reported tax rate was 9.0% during the third quarter of 2018, compared to 24.6% during the third quarter of 2017. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2018 and 2017 results, our adjusted tax rate was 19.5% and 23.3% during the third quarter of 2018 and 2017, respectively.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2018	2017	Change	2018	2017	Change
Product and equipment sales	$3,090.3	$2,931.9		$8,985.7	$8,376.9
Service and lease sales	656.9	632.6		1,922.0	1,810.0
Reported GAAP net sales	$3,747.2	$3,564.5	5%	$10,907.7	$10,186.9	7%
Effect of foreign currency translation	127.7	78.9		207.5	332.3
Non-GAAP fixed currency sales	$3,874.9	$3,643.4	6%	$11,115.2	$10,519.2	6%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2018 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2018	2018
Volume	5%	4%
Price changes	2	2
Acquisition adjusted fixed currency sales change	7	6
Acquisitions and divestitures	(1)	0
Fixed currency sales change	6	6
Foreign currency translation	(1)	1
Reported GAAP net sales change	5%	7%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2018		2017		2018		2017
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,811.4		$1,676.9		$5,259.9		$4,834.2
Service and lease cost of sales	388.8		387.7		1,178.5		1,127.6
Reported GAAP COS and gross margin	$2,200.2	41.3%	$2,064.6	42.1%	$6,438.4	41.0%	$5,961.8	41.5%
Special (gains) and charges	3.6	0.1	0.3	-	3.5	-	26.2	0.2
Non-GAAP adjusted COS and gross margin	$2,196.6	41.4%	$2,064.3	42.1%	$6,434.9	41.0%	$5,935.6	41.7%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Our gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.3% and 42.1% for the third quarter of 2018 and 2017, respectively. Our reported gross margin for the first nine months of 2018 and 2017 was 41.0% and 41.5%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 41.

Excluding the impact of special (gains) and charges within COS, our third quarter 2018 adjusted gross margin was 41.4% and our adjusted gross margin for the first nine months of 2018 was 41.0%. These percentages compared against a third quarter 2017 adjusted gross margin of 42.1% and an adjusted gross margin of 41.7% for the first nine months of 2017.

Our adjusted gross margin decreased when comparing the third quarter of 2018 against the third quarter of 2017 and when comparing the first nine months of 2018 and 2017, driven primarily by higher delivered product costs and an increase in Global Energy (which on average has a lower gross margin), which more than offset pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.5% for the third quarter of 2018 compared to 26.1% in 2017. The decreased SG&A ratio to sales in the third quarter of 2018 was driven primarily by sales volume leverage and 2017 restructuring and cost savings initiatives partly offset by investments in the business. For the nine month period, SG&A expenses were 27.4% of sales in 2018 compared to 27.8% in 2017. The decreased SG&A ratio to sales across the nine month periods was driven primarily by sales volume leverage and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2018	2017	2018	2017
Cost of sales
Restructuring activities	$5.9	$-	$6.3	$2.2
Acquisition and integration activities	(0.1)	0.3	(0.6)	12.9
Other	(2.2)	-	(2.2)	11.1
Subtotal	3.6	0.3	3.5	26.2

Special (gains) and charges
Restructuring activities	73.1	4.1	82.3	34.6
Acquisition and integration activities	2.4	1.8	4.7	12.7
Venezuela related gain	-	(3.2)	-	(8.5)
Other	0.1	2.2	26.7	9.1
Subtotal	75.6	4.9	113.7	47.9

Total special (gains) and charges	$79.2	$5.2	$117.2	$74.1

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are comprised of actions taken in 2018 related to Accelerate 2020 and other actions taken in years prior to 2018. These activities have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. We expect that the restructuring activities will be completed by the end of 2020, with anticipated costs of $170 million ($130 million after tax), or $0.44 per diluted share, over the next three years. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken. The restructuring actions are expected to result in approximately $200 million of annual cost savings by 2021.

We recorded restructuring charges of $79.4 million ($60.5 million after tax), or $0.21 per diluted share and $89.5 million ($68.1 million after tax), or $0.23 per diluted share, in the third quarter and first nine months, respectively. The liability related to this Plan was $75.8 million as of the end of the third quarter.

Other Restructuring Activities

Prior to 2018, we engaged in a number of restructuring plans. During the second quarter of 2017, we commenced restructuring and other cost-saving actions in order to streamline our operations. These actions include a reduction of our global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. We also have restructuring plans that commenced prior to 2015. During the third quarter and first nine months of 2018, net restructuring gains related to prior year plans were $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share and $0.9 million ($0.6 million after tax), or less than $0.01 per diluted share, respectively. During the third quarter and first nine months of 2017, we recorded restructuring charges of $4.1 million ($1.7 million after tax) or less than $0.01 per diluted share and $36.8 ($25.9 million after tax), or $0.09 per diluted share. The restructuring liability balance for all plans commencing prior to 2018 was $22.5 million and $41.5 million as of September 30, 2018 and December 31, 2017, respectively. The reduction in liability was driven primarily by severance and other cash payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2018, related to restructuring plans commencing prior to 2018 were $17.8 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.4 million ($1.6 million after tax) or $0.01 per diluted share, and $4.7 million ($3.3 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2018, respectively. Charges are related to Laboratoires Anios (“Anios”) integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 relate to changes in estimates related to an early lease exit.

Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income include $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share and $12.9 million ($8.2 million) or $0.03 per diluted share during the third quarter and first nine months of 2017, respectively, related primarily to recognition of accelerated rent expense upon the closure of Swisher plants and disposal of excess inventory. The first nine months of 2017 also include amounts related to recognition of fair value step-up in the Anios inventory.

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

Venezuela related gain

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. During the third quarter and first nine months of 2017 we recorded gains of $3.2 million ($2.0 million after tax) or $0.01 per diluted share and $8.5 million ($5.3 million after tax) or $0.02 per diluted share, respectively, resulting from U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation. No such gains occurred in 2018.

Other

During the third quarter and first nine months of 2018, we recorded other special charges of $0.1 million ($0.1 million after tax) or less than $0.01 per diluted share and $26.7 million ($20.6 million after tax) or $0.07 per diluted share, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation. Other charges were minimal in both the third quarter and first nine months of 2018. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Other special gains reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 of $2.2 million ($1.7 million after tax) or $0.01 per diluted share, relate to changes in estimates for an inventory LIFO reserve.

During the third quarter and first nine months of 2017, we recorded other special charges of $2.2 million ($1.4 million after tax) or less than $0.01 per diluted share and $20.2 million ($15.9 million after tax) or $0.05 per diluted share, respectively, related to a Global Energy vendor contract termination and litigation related charges. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2018	2017	Change	2018	2017	Change
Reported GAAP operating income	$516.2	$564.1	(8)%	$1,365.1	$1,340.9	2%
Special (gains) and charges	79.2	5.2		117.2	74.1
Non-GAAP adjusted operating income	595.4	569.3	5%	1,482.3	1,415.0	5%
Effect of foreign currency translation	21.5	12.4		31.0	41.1
Non-GAAP adjusted fixed currency operating income	$616.9	$581.7	6%	$1,513.3	$1,456.1	4%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2018	2017		2018	2017
Reported GAAP operating income margin	13.8%	15.8%		12.5%	13.2%
Non-GAAP adjusted operating income margin	15.9%	16.0%		13.6%	13.9%
Non-GAAP adjusted fixed currency operating income margin	15.9%	16.0%		13.6%	13.8%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 8% and increased 2% in the third quarter and the first nine months of 2018, respectively, versus the comparable periods of 2017. Our reported operating income for 2018 and 2017 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2018 and 2017 reported results, our adjusted operating income increased 5% in the third quarter and the first nine months of 2018.

As shown in the previous table, foreign currency had minimal impact on adjusted operating income growth for third quarter and first nine months of 2018 and 2017.

Other (Income) Expense

Other (income) expense relates to the income from the non-service components of pension cost which were $21.0 million and $16.9 million in the third quarter of 2018 and 2017, respectively. Other (income) expense was $60.0 million and $50.5 million in the first nine months of 2018 and 2017, respectively. The increase in income is primarily due to expected returns on increased pension assets.

Interest Expense, Net

Net interest expense was $55.7 million and $55.1 million in the third quarter of 2018 and 2017, respectively. Net interest expense in the first nine months of 2018 and 2017 was $168.4 million and $177.2 million, respectively. The decrease in net interest expense when comparing the first nine months of 2018 against the first nine months of 2017 was driven primarily by lower interest rates on debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2018	2017	2018	2017

Reported GAAP tax rate	9.0%	24.6%	17.2%	21.7%
Tax rate impact of:
The Tax Act	(0.9)	-	(2.5)	-
Special (gains) and charges	2.1	0.3	0.6	0.4
Discrete tax items	9.3	(1.6)	5.1	1.9
Non-GAAP adjusted tax rate	19.5%	23.3%	20.4%	24.0%

Our reported tax rate was 9.0% and 24.6% for the third quarter of 2018 and 2017, respectively, and 17.2% and 21.7% for the first nine months of 2018 and 2017, respectively. The change in our tax rate for the third quarter and first nine months of 2018 versus the comparable periods of 2017 was driven primarily by discrete tax items, tax planning, a lower U.S. corporate tax rate and impact from special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net benefits related to discrete tax items of $47.2 million during the third quarter and $35.2 million during the first nine months of 2018. In the third quarter of 2018, we filed U.S. federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. U.S. tax reform (as described further below) resulted in $4.8 million expense for the third quarter of 2018 and $34.2 million expense for the first nine months of 2018. Share-based compensation excess tax benefit contributed $10.7 million and $23.5 million in the third quarter and first nine months of 2018, respectively. The remaining discrete tax benefits were primarily related to changes in reserves in non-U.S. jurisdictions and international changes in estimates.

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

We initially recorded an estimate of the one-time transition tax in the fourth quarter of 2017. In the third quarter and first nine months of 2018 we recorded additional discrete expense of $4.8 million and $34.2 million, respectively, primarily due to the issuance of technical guidance during the respective quarters and finalization of certain estimates as a result of filing the 2017 U.S. federal tax return. The one-time transition tax remains subject to finalization of estimates of assets and liabilities at future dates, the calculation of deemed repatriation of foreign income and the state tax effect of adjustments made to federal temporary differences. Our estimates are subject to continued technical guidance which may change the provisional amounts recorded in the financial statements, and will be evaluated throughout the measurement period, as permitted by SAB 118.

Our third quarter 2017 reported tax expense included $2.8 million of net tax benefits on special (gains) and charges and net expense of $8.3 million associated with discrete tax items. For the first nine months of 2017, our reported tax expense included $20.9 million of net tax benefits on special (gains) and charges and net benefits of $24.2 million associated with discrete tax items.

Discrete tax items include excess tax benefits related to share-based compensation and other discrete tax items of $2.4 million and $29.2 million in the third quarter and first nine months of 2017, respectively. The remaining discrete tax benefits in 2017 were driven primarily by the release of reserves for uncertain tax positions due to the expiration of statute of limitations in non-U.S. jurisdictions. The corresponding impact of these items on the reported tax rate is shown in the previous table.

The decrease in the 2018 adjusted tax rate compared to 2017 was primarily due to a lower U.S. corporate tax rate and tax planning.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2018	2017	Change	2018	2017	Change
Reported GAAP net income attributable to Ecolab	$435.4	$393.2	11%	$1,034.0	$942.0	10%
Adjustments:
Special (gains) and charges, after tax	60.1	2.4		88.7	53.2
Discrete tax net expense (benefit)	(47.2)	8.3		(35.2)	(24.2)
Non-GAAP adjusted net income attributable to Ecolab	$448.3	$403.9	11%	$1,087.5	$971.0	12%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2018	2017	Change	2018	2017	Change
Reported GAAP diluted EPS	$1.48	$ 1.34	10%	$3.53	$ 3.20	10%
Adjustments:
Special (gains) and charges	0.20	0.01		0.30	0.18
Discrete tax net expense (benefit)	(0.16)	0.03		(0.12)	(0.08)
Non-GAAP adjusted diluted EPS	$1.53	$ 1.38	11%	$3.71	$ 3.30	12%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had minimal impact on diluted EPS for both the third quarter and first nine months of 2018, when compared to the third quarter and first nine months of 2017.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2018 and 2017 for our reportable segments are shown in the following tables.

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2018	2017	Change	2018	2017	Change
Global Industrial	$1,411.6	$1,309.4	8%	$4,001.4	$3,754.7	7%
Global Institutional	1,340.8	1,268.9	6	3,870.5	3,646.3	6
Global Energy	889.6	817.5	9	2,590.7	2,406.6	8
Other	232.9	247.6	(6)	652.6	711.6	(8)
Subtotal at fixed currency	3,874.9	3,643.4	6	11,115.2	10,519.2	6
Effect of foreign currency translation	(127.7)	(78.9)		(207.5)	(332.3)
Consolidated reported GAAP net sales	$3,747.2	$3,564.5	5%	$10,907.7	$10,186.9	7%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2018	2017	Change	2018	2017	Change
Global Industrial	$224.9	$217.4	3%	$527.9	$529.4	(0)%
Global Institutional	292.5	276.1	6	743.2	720.0	3
Global Energy	94.1	89.8	5	256.4	232.8	10
Other	48.3	41.4	17	114.7	102.7	12
Corporate	(122.1)	(48.2)		(246.1)	(202.9)
Subtotal at fixed currency	537.7	576.5	(7)	1,396.1	1,382.0	1
Effect of foreign currency translation	(21.5)	(12.4)		(31.0)	(41.1)
Consolidated reported GAAP operating income	$516.2	$564.1	(8)%	$1,365.1	$1,340.9	2%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

Net Sales	Third Quarter Ended
	September 30
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,411.6	$(22.7)	$1,388.9	$1,309.4	$(9.4)	$1,300.0
Global Institutional	1,340.8	(6.3)	1,334.5	1,268.9	-	1,268.9
Global Energy	889.6	(0.1)	889.5	817.5	(6.0)	811.5
Other	232.9	(15.3)	217.6	247.6	(45.8)	201.8
Subtotal at fixed currency	3,874.9	(44.4)	3,830.5	3,643.4	(61.2)	3,582.2
Effect of foreign currency translation	(127.7)			(78.9)
Total reported net sales	$3,747.2			$3,564.5

Operating Income
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$224.9	$(1.7)	$223.2	$217.4	$1.0	$218.4
Global Institutional	292.5	(0.2)	292.3	276.1	-	276.1
Global Energy	94.1	0.1	94.2	89.8	0.4	90.2
Other	48.3	(2.7)	45.6	41.4	(2.9)	38.5
Corporate	(42.9)	-	(42.9)	(43.0)	-	(43.0)
Non-GAAP adjusted fixed currency operating income	616.9	(4.5)	612.4	581.7	(1.5)	580.2
Special (gains) and charges	79.2			5.2
Subtotal at fixed currency	537.7			576.5
Effect of foreign currency translation	(21.5)			(12.4)
Total reported operating income	$516.2			$564.1

Net Sales	Nine Months Ended
	September 30
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$4,001.4	$(68.0)	$3,933.4	$3,754.7	$(19.5)	$3,735.2
Global Institutional	3,870.5	(56.5)	3,814.0	3,646.3	(0.1)	3,646.2
Global Energy	2,590.7	(0.4)	2,590.3	2,406.6	(20.0)	2,386.6
Other	652.6	(34.6)	618.0	711.6	(138.0)	573.6
Subtotal at fixed currency	11,115.2	(159.5)	10,955.7	10,519.2	(177.6)	10,341.6
Effect of foreign currency translation	(207.5)			(332.3)
Total reported net sales	$10,907.7			$10,186.9

Operating Income
	2018			2017
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$527.9	$(3.5)	$524.4	$529.4	$0.6	$530.0
Global Institutional	743.2	(3.6)	739.6	720.0	-	720.0
Global Energy	256.4	1.6	258.0	232.8	(0.8)	232.0
Other	114.7	(3.4)	111.3	102.7	(7.5)	95.2
Corporate	(128.9)	-	(128.9)	(128.8)	-	(128.8)
Non-GAAP adjusted fixed currency operating income	1,513.3	(8.9)	1,504.4	1,456.1	(7.7)	1,448.4
Special (gains) and charges	117.2			74.1
Subtotal at fixed currency	1,396.1			1,382.0
Effect of foreign currency translation	(31.0)			(41.1)
Total reported operating income	$1,365.1			$1,340.9

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2018 against the third quarter and first nine months of 2017.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$1,411.6	$1,309.4	$4,001.4	$3,754.7
Sales at public currency (millions)	1,352.3	1,272.9	3,905.5	3,595.8

Volume	4%		3%
Price changes	3%		2%
Acquisition adjusted fixed currency sales change	7%		5%
Acquisitions and divestitures	1%		2%
Fixed currency sales change	8%		7%
Foreign currency translation	(2)%		2%
Public currency sales change	6%		9%

Operating income at fixed currency (millions)	$224.9	$217.4	$527.9	$529.4
Operating income at public currency (millions)	214.6	211.5	512.7	504.7

Fixed currency operating income change	3%		(0)%
Fixed currency operating income margin	15.9%	16.6%	13.2%	14.1%
Acquisition adjusted fixed currency operating income change	2%		(1)%
Acquisition adjusted fixed currency operating income margin	16.1%	16.8%	13.3%	14.2%
Public currency operating income change	1%		2%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the third quarter and first nine months of 2018, benefitting from volume and pricing gains. At a regional level, both the third quarter and first nine months sales showed good growth in North America and Europe.

At an operating segment level, Water fixed currency sales increased 7% in the third quarter of 2018 and 6% in the first nine months of 2018. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions in the quarter. Mining sales were led by new business wins. Food & Beverage fixed currency sales increased 6% in the third quarter and the first nine months of 2018, benefiting from corporate account wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the beverage and brewing, dairy and protein businesses. Paper fixed currency sales increased 16% (10% acquisition adjusted) in the third quarter of 2018 and 10% (4% acquisition adjusted) in the first nine months of 2018. Textile Care fixed currency sales were flat in the third quarter and first nine months of 2018. Life Sciences fixed currency sales increased 11% in the third quarter of 2018 and 16% (13% acquisition adjusted) in the first nine months of 2018. Good growth from business wins and pricing execution in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income increased for Global Industrial in the third quarter and remained flat in the first nine months of 2018. Fixed currency operating income margins decreased in both the third quarter and first nine months of 2018. Acquisitions had minimal impact on both the fixed currency operating income and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins decreased 0.7 percentage points during the third quarter and 0.9 percentage points during the first nine months of 2018 and were negatively impacted by approximately 3.1 percentage points during the third quarter and 2.6 percentage points for the first nine months of 2018, by higher delivered product costs and investments in the business. The favorable impact of pricing and sales volume gains added approximately 2.5 and 1.8 percentage points during the third quarter and first nine months of 2018, respectively.

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$1,340.8	$1,268.9	$3,870.5	$3,646.3
Sales at public currency (millions)	1,305.1	1,241.5	3,808.0	3,533.7

Volume	3%		3%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	5%		5%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	6%		6%
Foreign currency translation	(1)%		2%
Public currency sales change	5%		8%

Operating income at fixed currency (millions)	$292.5	$276.1	$743.2	$720.0
Operating income at public currency (millions)	286.3	272.2	733.9	707.9

Fixed currency operating income change	6%		3%
Fixed currency operating income margin	21.8%	21.8%	19.2%	19.7%
Acquisition adjusted fixed currency operating income change	6%		3%
Acquisition adjusted fixed currency operating income margin	21.9%	21.8%	19.4%	19.7%
Public currency operating income change	5%		4%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the third quarter and first nine months of 2018, driven by volume growth, acquisitions and pricing gains. At a regional level, both the third quarter and first nine months sales increase was led by good growth in North America, Asia Pacific and Latin America.

At an operating segment level, Institutional fixed currency sales increased 5% in the third quarter and the first nine months of 2018. Acquisition adjusted fixed currency sales increased 5% in the third quarter and 4% in the first nine months of 2018. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained soft. Specialty fixed currency sales increased 9% and 8% in the third quarter and first nine months of 2018, respectively, led primarily from strong ongoing business and new account wins. Healthcare fixed currency sales increased 3% and 7% (1% acquisition adjusted) in the third quarter and first nine months of 2018, respectively, with strong sales of environmental hygiene programs partially offset by lower sales of non-core products.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in the third quarter and the first nine months of 2018. Fixed currency operating income margins remained flat in the third quarter and declined in the first nine months of 2018 as pricing and sales volume gains were offset by investments in the business and higher delivered product costs.

Acquisition adjusted fixed currency operating income margins increased 0.1 and decreased 0.3 percentage points during the third quarter and first nine months of 2018, respectively, and were negatively impacted by approximately 2.1 and 1.8 percentage points during the third quarter and first nine months of 2018 from investments in the business, including innovative digital technologies along with higher delivered product costs. The favorable impact of sales volume gains and pricing added approximately 1.9 and 1.7 percentage points during the third quarter and first nine months of 2018.

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$889.6	$817.5	$2,590.7	$2,406.6
Sales at public currency (millions)	862.2	806.5	2,550.3	2,361.8

Volume	6%		6%
Price changes	3%		2%
Acquisition adjusted fixed currency sales change	10%		9%
Acquisitions and divestitures	(1)%		(1)%
Fixed currency sales change	9%		8%
Foreign currency translation	(2)%		0%
Public currency sales change	7%		8%

Operating income at fixed currency (millions)	$94.1	$89.8	$256.4	$232.8
Operating income at public currency (millions)	89.2	87.2	249.7	226.7

Fixed currency operating income change	5%		10%
Fixed currency operating income margin	10.6%	11.0%	9.9%	9.7%
Acquisition adjusted fixed currency operating income change	4%		11%
Acquisition adjusted fixed currency operating income margin	10.6%	11.1%	10.0%	9.7%
Public currency operating income change	2%		10%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Global Energy had strong growth in the well stimulation business, while the production business showed a modest increase, primarily driven by increased North America activity. Sales in our downstream business had moderate growth driven by international sales.

Operating Income

Fixed currency operating income for Global Energy increased during both the third quarter and first nine months of 2018. Acquisitions had a positive impact on the fixed currency operating income for the third quarter and a negative impact on the first nine months of 2018 with minimal impact on the fixed currency operating income margins during both the third quarter and first nine months of 2018.

Acquisition adjusted fixed currency operating income margins decreased 0.5 and increased 0.3 percentage points during the third quarter and first nine months of 2018, respectively. Sales volume gains and pricing favorably impacted margins by approximately 3.7 and 2.5 percentage points during the third quarter and first nine months of 2018, respectively. These gains were offset by approximately 3.4 percentage points during the third quarter of 2018 and 2.1 percentage points during the first nine months of 2018, respectively, related to higher delivered product costs and investments in the business. The third quarter of 2017 included a favorable legal cost recovery which impacted the comparison to the third quarter of 2018 negatively 1.0 percentage points.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
Sales at fixed currency (millions)	$232.9	$247.6	$652.6	$711.6
Sales at public currency (millions)	227.6	243.6	643.9	695.6

Volume	6%		6%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	8%		8%
Acquisitions and divestitures	(14)%		(16)%
Fixed currency sales change	(6)%		(8)%
Foreign currency translation	(1)%		1%
Public currency sales change	(7)%		(7)%

Operating income at fixed currency (millions)	$48.3	$41.4	$114.7	$102.7
Operating income at public currency (millions)	47.4	40.6	113.5	101.2

Fixed currency operating income change	17%		12%
Fixed currency operating income margin	20.7%	16.7%	17.6%	14.4%
Acquisition adjusted fixed currency operating income change	18%		17%
Acquisition adjusted fixed currency operating income margin	20.9%	19.1%	18.0%	16.6%
Public currency operating income change	17%		12%

Percentages in the above table do not necessary sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in both the third quarter and first nine months of 2018, respectively, due to the divestiture of Equipment Care in the fourth quarter of 2017. At a regional level, both the third quarter and first nine months of 2018 sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 15% in the third quarter and 14% in the first nine months of 2018. Acquisition adjusted fixed currency sales increased 7% in the third quarter and first nine months of 2018 led by sales growth in the food & beverage and hospitality markets. CTG fixed currency sales increased 19% and 11% in the third quarter and first nine months of 2018, respectively.

Operating Income

Acquisition adjusted fixed currency operating income margins for the Other segment increased 1.8 and 1.4 percentage points during the third quarter and first nine months of 2018, respectively. The favorable impact of sales volume and pricing increases added 2.4 and 2.0 percentage points to growth for the respective periods. Field investments negatively impacted comparable margins by approximately 0.6 and 0.5 percentage points for the respective periods.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 45 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 41.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.0 billion as of September 30, 2018 and December 31, 2017.

Total liabilities were $12.0 billion as of September 30, 2018 and $12.3 billion as of December 31, 2017. Total debt was $7.1 billion as of September 30, 2018 and $7.3 billion as of December 31, 2017. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) and net debt to adjusted EBITDA are shown in the following table. EBITDA and adjusted EBITDA are non-GAAP measures, which are discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2018	2017
(ratio)
Net debt to EBITDA	2.3	2.6
Net debt to adjusted EBITDA	2.2	2.5

(millions)
Total debt	$7,104.2	$7,557.5
Cash	203.6	209.1
Net debt	$6,900.6	$7,348.4

Net income including non-controlling interest	$1,608.6	$1,321.8
Provision for income taxes	196.4	380.3
Interest expense, net	246.1	245.6
Depreciation	618.7	575.6
Amortization	321.8	312.4
EBITDA	2,991.6	2,835.7

Special (gains) and charges impacting EBITDA	83.4	82.0
Adjusted EBITDA	$3,075.0	$2,917.7

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2018	2017	Change
Cash provided by operating activities	$1,450.4	$1,444.9	$5.5

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

Investing Activities

	Nine Months Ended
	September 30
(millions)	2018	2017	Change
Cash used for investing activities	$(648.9)	$(1,421.9)	$773.0

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first nine months in 2018 and 2017, was $68 million and $831 million, respectively. Our acquisitions and divestitures across 2018 and 2017 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $634 million and $594 million in the first nine months of 2018 and 2017, respectively.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2018	2017	Change
Cash used for financing activities	$(819.5)	$(200.5)	$(619.0)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $321 million and $588 million of shares in the first nine months of 2018 and 2017, respectively. The 2017 amount includes $300 million of shares repurchased in the February of 2017 through an ASR program. See Note 10 for further information regarding ASR program repurchases. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

During the first nine months of 2018 and 2017, we distributed $371 million and $330 million of dividends, respectively.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Nine Months Ended
	September 30
(millions)	2018	2017	Change
Net issuances of commercial paper and notes payable	$115.7	$187.8	$(72.1)
Long-term debt borrowings	-	495.0	(495.0)
Long-term debt repayments	(301.8)	(20.1)	(281.7)

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

As of September 30, 2018, we had $203.6 million of cash and cash equivalents on hand, substantially all of which was held outside of the U.S.

As of September 30, 2018, we had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2018, we had $81.2 million (€70.0 million) in outstanding Euro commercial paper with an average annual interest rate of less than 1% There was no commercial paper outstanding under the U.S. program. As of September 30, 2018, both programs were rated A-2 by Standard & Poor’s, F-2 by Fitch and P-2 by Moody’s.

Our long-term debt issuance and repayment activity through the first nine months of 2018 and 2017 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

As of September 30, 2018, Standard & Poor’s and Fitch both rated our long-term credit at A- (stable outlook) and Moody’s rated our long-term credit at Baa1 (stable outlook).

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2017 disclosed total notes payable and long-term debt due within one year of $564.4 million. As of September 30, 2018, the total notes payable and long-term debt due within one year increased to $769.4 million. The increase primarily reflected commercial paper borrowings during the first nine months of 2018 and reclassification of obligations due within one year to current.

We recorded a provisional amount for the one-time transition tax in the fourth quarter of 2017, and in the third quarter and first nine months of 2018 recorded additional expense of $4.8 million and $34.2 million, respectively, primarily due to the issuance of technical guidance during the respective quarters. As discussed further in Note 12, this balance is a provisional amount and is subject to adjustment during the measurement period of up to one year following the enactment of the Tax Act, as provided by recent SEC guidance.

Our gross liability for uncertain tax positions was $73 million as of September 30, 2018 and $68 million as of December 31, 2017. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 23% of our sales are generated from our Global Energy segment, the results of which, as noted further below, are subject to volatility in the oil and gas commodity markets.

During the first nine months of 2018, oil industry activity continued the improving trends from 2017 and has continued to gradually recover from 2016’s lows, with strong gains in North America drilling activity, recovery in oil field production and continued good refining and petrochemical plant volumes. Demand for oil and overall energy consumption has shown modest growth with oil prices rising from their lows in early 2016.

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

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first nine months of 2018, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the third quarter represented less than 1% of our consolidated assets.

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

For the nine months ended September 30, 2018, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

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

Item 4. Controls and Procedures

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through September 30, 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 23, 2018, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 55 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
July 1-31, 2018	-	-	-	10,875,427
August 1-31, 2018	511,064	148.1088	508,500	10,366,927
September 1-30, 2018	194,811	153.5685	138,200	10,228,727
Total	705,875	149.6156	646,700	10,228,727

(1)

Includes 59,175 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

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

Item 5. Other Information

Iran Threat Reduction and Syria Human Rights Act of 2012

Under the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Securities Exchange Act of 1934, the Company is required to disclose in its periodic reports if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with entities or individuals designated pursuant to certain Executive Orders. Disclosure is required even where the activities are conducted outside the U.S. by non-U.S. affiliates in compliance with applicable law, and even if the activities are not covered or prohibited by U.S. law. After the easing of certain sanctions by the United States against Iran in January 2016 pursuant to the Joint Comprehensive Plan of Action relating to Iran’s nuclear program (JCPOA), and in compliance with the economic sanctions regulations administered by U.S. Treasury’s Office of Foreign Assets Control (OFAC) and U.S. export control laws, a wholly-owned non-U.S. subsidiary of the Company conducting business in our Energy operating segment has completed sales relating to Iran pursuant to and in compliance with the terms and conditions of OFAC’s General License H, including sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants. The Company has reported these sales in its previous reports on Form 10-Q and Form 10-K.

On May 8, 2018, the President announced his decision to cease the United States’ participation in the JCPOA, and to begin reimposing, following a wind-down period, the sanctions that were lifted to effectuate the JCPOA sanctions relief. In conjunction with this announcement, the President issued a National Security Presidential Memorandum (NSPM) directing the Secretary of State and the Secretary of the Treasury to prepare immediately for the reimposition of all of the U.S. sanctions lifted or waived in connection with the JCPOA, to be accomplished as expeditiously as possible and in no case later than 180 days from the date of the NSPM. On June 27, 2018, OFAC revoked General License H and issued a wind-down general license that authorizes, through November 4, 2018, the wind down of activities involving Iran that were previously authorized pursuant to General License H. Our non-U.S. subsidiary commenced appropriate action to wind down the business activities in Iran pursuant to the wind-down license and in connection therewith, completed the following sales related to businesses in our Energy operating segment: sales of products used for process and water treatment applications in (i) upstream oil and gas production and (ii) petrochemical plants totaling $1.7 million during the subsidiary’s fiscal third quarter ended August 31, 2018, were made to a distributor in Dubai and two distributors in Iran. The net profit before taxes associated with these sales is estimated to be $0.7 million.

In addition to the foregoing, as authorized by OFAC, a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.1 million during the subsidiary’s fiscal third quarter ended August 31, 2018, and additional sales of such products totaling $0.1 million were completed during September 2018. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by BP Exploration Operating Company Limited (BP) and Iranian Oil Company (U.K.) Limited. BP has agreed to sell its ownership stake in the Rhum joint arrangement and transfer its role as operator to Serica Energy plc. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

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

ECOLAB INC.

Date: November 1, 2018	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)