Form 10-Q
period 2019-03-31
ECOLAB INC.
filed 2019-05-02
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value 2.625% Euro Notes due 2025 1.000% Euro Notes due 2024	ECL ECL 25 ECL 24	New York Stock Exchange, Inc. New York Stock Exchange, Inc. New York Stock Exchange, Inc.

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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2019: 288,242,150 shares,  par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2019	2018

Product and equipment sales	$2,886.3	$2,859.6
Service and lease sales	619.1	611.3
Net sales	3,505.4	3,470.9
Product and equipment cost of sales	1,717.1	1,696.2
Service and lease cost of sales	379.6	376.1
Cost of sales (including special charges (a))	2,096.7	2,072.3
Selling, general and administrative expenses	1,001.2	1,018.3
Special (gains) and charges	40.3	26.0
Operating income	367.2	354.3
Other (income) expense	(21.2)	(19.4)
Interest expense, net (b)	49.4	56.4
Income before income taxes	339.0	317.3
Provision for income taxes	38.6	69.1
Net income including noncontrolling interest	300.4	248.2
Net income attributable to noncontrolling interest	3.9	0.9
Net income attributable to Ecolab	$296.5	$247.3

Earnings attributable to Ecolab per common share
Basic	$ 1.03	$ 0.86
Diluted	$ 1.01	$ 0.84

Weighted-average common shares outstanding
Basic	288.2	288.6
Diluted	292.3	292.7

(a)	Cost of sales includes special (gains) and charges of $3.6 in the first quarter of 2019, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special (gains) and charges of $0.2 in the first quarter of 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	First Quarter Ended
	March 31
(millions)	2019	2018

Net income including noncontrolling interest	$300.4	$248.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	105.1	115.6
Gain (loss) on net investment hedges	(6.6)	(26.2)
	98.5	89.4

Derivatives and hedging instruments	(5.6)	(2.1)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	(4.0)	0.3
	(4.0)	0.3

Subtotal	88.9	87.6

Total comprehensive income, including noncontrolling interest	389.3	335.8
Comprehensive income attributable to noncontrolling interest	4.8	3.4
Comprehensive income attributable to Ecolab	$384.5	$332.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$79.0	$114.7
Accounts receivable, net	2,691.6	2,662.5
Inventories	1,645.6	1,546.4
Other current assets	334.8	354.1
Total current assets	4,751.0	4,677.7
Property, plant and equipment, net	3,878.6	3,836.0
Goodwill	7,324.2	7,078.0
Other intangible assets, net	3,877.3	3,797.7
Operating lease assets	570.9	-
Other assets	525.6	685.1
Total assets	$20,927.6	$20,074.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,132.3	$743.6
Accounts payable	1,237.7	1,255.6
Compensation and benefits	478.2	579.7
Income taxes	89.6	100.6
Other current liabilities	1,218.2	1,006.1
Total current liabilities	4,156.0	3,685.6
Long-term debt	6,008.2	6,301.6
Postretirement health care and pension benefits	942.3	944.3
Deferred income taxes	792.3	764.6
Operating lease liabilities	412.2	-
Other liabilities	349.7	324.8
Total liabilities	12,660.7	12,020.9
Commitments and contingencies (Note 17)

Equity (a)
Common stock	358.2	357.0
Additional paid-in capital	5,731.0	5,633.2
Retained earnings	9,131.8	8,909.5
Accumulated other comprehensive loss	(1,734.9)	(1,761.7)
Treasury stock	(5,265.4)	(5,134.8)
Total Ecolab shareholders’ equity	8,220.7	8,003.2
Noncontrolling interest	46.2	50.4
Total equity	8,266.9	8,053.6
Total liabilities and equity	$20,927.6	$20,074.5

(a)

Common stock, 800.0 shares authorized, $1.00 par value per share, 288.2 shares outstanding at March 31, 2019 and 287.7 shares outstanding at December 31, 2018. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2019	2018

OPERATING ACTIVITIES
Net income including noncontrolling interest	$300.4	$248.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	159.0	150.9
Amortization	79.8	80.2
Deferred income taxes	(5.0)	13.3
Share-based compensation expense	32.2	33.7
Pension and postretirement plan contributions	(19.0)	(23.0)
Pension and postretirement plan expense	4.9	8.6
Restructuring charges, net of cash paid	16.3	(7.7)
Other, net	6.4	4.9
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	8.0	33.9
Inventories	(83.0)	(77.2)
Other assets	5.9	(1.0)
Accounts payable	(35.3)	40.4
Other liabilities	(92.5)	(18.0)
Cash provided by operating activities	378.1	487.2

INVESTING ACTIVITIES
Capital expenditures	(187.0)	(203.3)
Property and other assets sold	1.4	0.5
Acquisitions and investments in affiliates, net of cash acquired	(281.8)	(76.5)
Divestiture of businesses	-	9.4
Settlement of net investment hedges	-	14.1
Other, net	(10.0)	-
Cash used for investing activities	(477.4)	(255.8)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	487.9	354.3
Long-term debt repayments	(400.3)	(300.6)
Reacquired shares	(131.4)	(215.1)
Dividends paid	(141.4)	(123.4)
Exercise of employee stock options	67.7	28.4
Acquisition related liabilities and contingent consideration	-	(8.6)
Cash used for financing activities	(117.5)	(265.0)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.8	(2.3)

Decrease in cash, cash equivalents and restricted cash	(215.0)	(35.9)
Cash, cash equivalents and restricted cash, beginning of period (a)	294.0	211.4
Cash, cash equivalents and restricted cash, end of period (b)	$79.0	$175.5

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of March 31, 2019 and 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Ecolab Shareholders
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2017	$354.7	$5,435.7	$8,011.6	$(1,643.4)	$(4,575.0)	$7,583.6	$70.2	$7,653.8

New accounting guidance adoption (a)			(43.6)			(43.6)		(43.6)
Net income			247.3			247.3	0.9	248.2
Comprehensive income (loss) activity				85.1		85.1	2.5	87.6
Cash dividends declared (b)			(118.3)			(118.3)	(4.7)	(123.0)
Stock options and awards	0.8	60.8			0.4	62.0		62.0
Reacquired shares					(215.1)	(215.1)		(215.1)
Balance, March 31, 2018	$355.5	$5,496.5	$8,097.0	$(1,558.3)	$(4,789.7)	$7,601.0	$68.9	$7,669.9

Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6
New accounting guidance adoption (c)			58.4	(61.2)		(2.8)		(2.8)
Net income			296.5			296.5	3.9	300.4
Comprehensive income (loss) activity				88.0		88.0	0.9	88.9
Cash dividends declared (b)			(132.6)			(132.6)	(9.0)	(141.6)
Stock options and awards	1.2	97.8			0.8	99.8		99.8
Reacquired shares					(131.4)	(131.4)		(131.4)
Balance, March 31, 2019	$358.2	$5,731.0	$9,131.8	$(1,734.9)	$(5,265.4)	$8,220.7	$46.2	$8,266.9

(a)

Upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.

(b)	Dividends declared per common share were $0.460 and $0.410 in the first quarter of 2019 and 2018, respectively.
(c)

Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized to retained earnings at the beginning of the period adopted.

See Note 18 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2019 and 2018 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2018 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Sales, cost of sales and selling, general and administrative expenses in the selected consolidated income statement information includes immaterial revisions to amounts previously reported in the Company’s quarterly reports on Form 10-Q for each of the first three quarters of 2018. The revisions had no impact on previously reported total net sales or operating income. Except for the changes due to the adoption of the new accounting standards, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Upstream Energy Spin-off

Ecolab intends to pursue, subject to the receipt of approval by Ecolab’s Board of Directors and any regulatory approvals, a plan to separate and spin-off the Upstream businesses of Ecolab’s Global Energy segment (the Upstream Business) through a series of tax-efficient transactions (collectively, the Spin-off). Under the plan, if effectuated, Ecolab’s shareholders would own 100% of the common stock of a new corporation that owns the Upstream Business. The Spin-off is expected to be completed in 2020 and is intended to qualify as a tax-free distribution to Ecolab shareholders for U.S. federal income tax purposes.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2019 and 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 2, 2019 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2019	2018
Cost of sales
Restructuring activities	3.4	-
Acquisition and integration activities	0.2	-
Subtotal	3.6	-

Special (gains) and charges
Restructuring activities	37.1	0.3
Upstream energy spin-off	4.3	-
Acquisition and integration activities	2.5	0.5
Other	(3.6)	25.2
Subtotal	40.3	26.0

Operating income subtotal	43.9	26.0

Interest expense, net	0.2	-
Total special (gains) and charges	$44.1	$26.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. During the first quarter of 2019, the Company raised its goals for the Plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by leveraging technology and structural improvements. The Company now expects that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($190 million after tax) over this period of time. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $40.5 million ($30.4 million after tax) in the first quarter of 2019. The liability related to this Plan was $81.4 million as of the end of the first quarter. The Company has recorded $145.1 million ($110.0 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	29.4	0.3	10.8	40.5
Net cash payments	(20.0)	-	(2.8)	(22.8)
Non-cash charges	-	(0.3)	-	(0.3)
Effect of foreign currency translation	0.1	-	-	0.1
Restructuring liability, March 31, 2019	$70.3	$-	$11.1	$81.4

Other Restructuring Activities

Prior to Accelerate 2020, the Company engaged in a number of restructuring plans. During the first quarter of 2019, net restructuring charges related to the prior year plans were minimal. During the first quarter of 2018, net restructuring charges related to the prior year plans were $0.3 million ($0.3 million after tax). The restructuring liability balance for all plans commencing prior to Accelerate 2020 was $13.1 million and $14.9 million as of March 31, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to restructuring plans commencing prior to 2018 were $1.4 million.

Upstream energy spin-off

During the first quarter of 2019, the Company announced its intention to pursue a plan to separate and spin-off the Upstream businesses of Ecolab’s Global Energy segment (the Upstream Business). The charges reported in special (gains) and charges on the Consolidated Statement of Income include $4.3 million ($3.3 million after tax) in the first quarter of 2019, which are primarily related to professional fees.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.5 million ($1.8 million after tax) and $0.5 million ($0.3 million after tax) in the first quarter of 2019 and 2018, respectively. Charges are related to Laboratoires Anios (“Anios”) and Bioquell, PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in the first quarter of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. The Company also incurred $0.2 million ($0.1 million after tax) of interest expense in the first quarter of 2019.

Further information related to the Company’s acquisitions is included in Note 3.

Other

During the first quarter of 2019, the Company recorded other special gains of $3.6 million ($4.3 million after of tax) which primarily related to a litigation settlement which was offset with other legal charges. During the first quarter of 2018, the Company recorded other special charges of $25.2 million ($18.9 million after of tax) in special (gains) and charges which primarily consisted of $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first quarter of 2019 and 2018 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2019 Activity

During the first quarter of 2019, the Company acquired Bioquell, a life sciences business which is a seller of bio-decontamination products and services to the Life Sciences and Healthcare industries. This business became part of the Global Industrial reporting segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released back to the Company upon closing of the transaction in February 2019. As shown within Note 4, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2018.

The Company also acquired Lobster Ink a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reporting segment. The purchase price included an earn-out based on certain revenue thresholds in any of the full three years following the acquisition, which has been recorded as contingent consideration in other liabilities in the Consolidated Balance Sheet as of March 31, 2019.

These acquisitions have been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Certain estimated values, primarily working capital adjustments, are not yet finalized and are subject to change. Annualized sales for the businesses acquired in 2019 are $61 million.

2018 Activity

During the first quarter of 2018, the Company acquired a water business which provides a range of services to Nalco Water institutional customers. This acquired business became part of the Company’s Global Industrial reportable segment. In addition, the Company acquired an institutional business which provides a range of cleaning and disinfection products for the hospitality, leisure, residential care, housekeeping and janitorial sectors. These acquisitions have been accounted for using the acquisition method of accounting. There were insignificant purchase price adjustments related to prior year acquisitions.

The components of the cash paid for acquisitions for transactions during the first quarter of 2019 and 2018 are shown in the following table.

	First Quarter Ended
	March 31
(millions)	2019	2018
Net tangible assets (liabilities) acquired and equity method investments	$(14.6)	$(2.7)

Identifiable intangible assets
Customer relationships	70.4	42.2
Trademarks	20.4	1.1
Other technology	45.8	4.0
Total intangible assets	136.6	47.3

Goodwill	180.3	32.5
Total aggregate purchase price	302.3	77.1

Acquisition related liabilities and contingent consideration	(20.5)	(0.6)
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$281.8	$76.5

The 2019 and 2018 acquisition related liabilities are related to holdback liabilities and contingent consideration.

The weighted average useful life of these identifiable intangible assets acquired was 12 and 11 years as of March 31, 2019 and 2018, respectively.

Dispositions

There were no significant business dispositions during the first quarter of 2019 and 2018.

4. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2019	2018
Accounts receivable, net
Accounts receivable	$2,750.0	$2,723.1
Allowance for doubtful accounts	(58.4)	(60.6)
Total	$2,691.6	$2,662.5

Inventories
Finished goods	$1,080.0	$1,016.9
Raw materials and parts	570.7	525.6
Inventories at FIFO cost	1,650.7	1,542.5
FIFO cost to LIFO cost difference	(5.1)	3.9
Total	$1,645.6	$1,546.4

Other current assets
Prepaid assets	$136.5	$132.1
Taxes receivable	140.0	144.2
Derivative assets	28.5	42.8
Other	29.8	35.0
Total	$334.8	$354.1

Property, plant and equipment, net
Land	$216.1	$214.5
Buildings and leasehold improvements	1,308.6	1,279.4
Machinery and equipment	2,402.2	2,313.7
Merchandising and customer equipment	2,648.0	2,565.5
Capitalized software	674.8	666.2
Construction in progress	417.8	400.2
	7,667.5	7,439.5
Accumulated depreciation	(3,788.9)	(3,603.5)
Total	$3,878.6	$3,836.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,745.9	3,649.3
Trademarks	406.1	384.9
Patents	475.4	470.2
Other technology	289.5	242.8
	4,916.9	4,747.2
Accumulated amortization
Customer relationships	(1,674.4)	(1,604.0)
Trademarks	(182.7)	(175.2)
Patents	(214.4)	(207.3)
Other technology	(198.1)	(193.0)
	(2,269.6)	(2,179.5)
Net intangible assets subject to amortization	2,647.3	2,567.7
Total	$3,877.3	$3,797.7

Other assets
Deferred income taxes	$108.0	$105.1
Pension	43.0	39.0
Derivative asset	13.2	11.8
Restricted cash	-	179.3
Other	361.4	349.9
Total	$525.6	$685.1

	March 31	December 31
(millions)	2019	2018
Other current liabilities
Discounts and rebates	$303.5	$291.3
Dividends payable	132.7	132.4
Interest payable	71.1	44.5
Taxes payable, other than income	107.2	116.9
Derivative liabilities	15.5	20.1
Restructuring	89.6	73.7
Contract liability	85.4	75.8
Operating lease liabilities	159.1	-
Other	254.1	251.4
Total	$1,218.2	$1,006.1

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(6.3)	$2.0
Unrecognized pension and postretirement benefit expense, net of tax	(581.4)	(518.9)
Cumulative translation, net of tax	(1,147.2)	(1,244.8)
Total	$(1,734.9)	$(1,761.7)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2019 and December 31, 2018.

	March 31	December 31
(millions)	2019	2018
Short-term debt
Commercial paper	$787.5	$165.4
Notes payable	43.9	176.8
Long-term debt, current maturities	300.9	401.4
Total	$1,132.3	$743.6

Line of Credit

As of March 31, 2019, the Company had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2019 or December 31, 2018.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of March 31, 2019, the Company had $398.0 million (€350.0 million) of commercial paper outstanding under its Euro program and $389.5 million outstanding under its U.S. program. As of December 31, 2018, the Company had $141.4 million (€125.0 million) of commercial paper outstanding under its Euro program and $24.0 million outstanding under its U.S. program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2019 and December 31, 2018, the Company had $43.9 million and $176.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2019 and December 31, 2018.

	Maturity	March 31	December 31
(millions)	by Year	2019	2018

Long-term debt
Public notes (2019 principal amount)
Three year 2016 senior notes ($400 million)	2019	-	399.7
Five year 2015 senior notes ($300 million)	2020	299.6	299.5
Ten year 2011 senior notes ($1.02 billion)	2021	1,017.7	1,017.6
Five year 2017 senior notes ($500 million)	2022	497.1	496.9
Seven year 2016 senior notes ($400 million)	2023	398.1	398.0
Seven year 2016 senior notes (€575 million)	2024	648.3	644.1
Ten year 2015 senior notes (€575 million)	2025	650.3	646.3
Ten year 2016 senior notes ($750 million)	2026	743.9	743.8
Ten year 2017 senior notes ($500 million)	2027	495.0	494.8
Thirty year 2011 senior notes ($458 million)	2041	451.7	451.6
Thirty year 2016 senior notes ($250 million)	2046	246.1	246.1
Thirty year 2017 senior notes ($700 million)	2047	609.4	609.0
Private notes (2019 principal amount)
Series B private placement senior notes ($250 million)	2023	249.5	249.4
Finance lease obligations and other		2.4	6.2
Total debt		6,309.1	6,703.0
Long-term debt, current maturities		(300.9)	(401.4)
Total long-term debt		$6,008.2	$6,301.6

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

Covenants

The Company is in compliance with its debt covenants as of March 31, 2019.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2019 and 2018 were as follows:

	First Quarter Ended
	March 31
(millions)	2019	2018
Interest expense	$56.1	$61.0
Interest income	(6.7)	(4.6)
Interest expense, net	$49.4	$56.4

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

The Company tests goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. Based on the current and expected performance of the Company’s reporting units, updating the impairment testing during the first quarter of 2019 was not deemed necessary. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the quarter ended March 31, 2019 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2018	$2,730.8	$1,015.3	$3,126.6	$205.3	$7,078.0
Current year business combinations (a)	90.1	90.3	-	-	180.4
Prior year business combinations (b)	(0.1)	-	-	-	(0.1)
Effect of foreign currency translation	25.4	10.1	28.5	1.9	65.9
March 31, 2019	$2,846.2	$1,115.7	$3,155.1	$207.2	$7,324.2

(a)	Represents goodwill associated with current year acquisitions. The Company does not expect any of the goodwill related to businesses acquired to be tax deductible.
(b)	Represents the purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the trade name, updating the impairment testing during the first quarter of 2019 was not deemed necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter of 2019 and 2018 was $79.8 million and $80.2 million, respectively. Estimated amortization for the remaining nine month period of 2019 related to other amortizable intangible assets is expected to be approximately $243 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$51.7	$-	$51.7	$-

Liabilities
Foreign currency forward contracts	29.2	-	29.2	-

	December 31, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$72.3	$-	$72.3	$-

Liabilities
Foreign currency forward contracts	41.1	-	41.1	-
Interest rate swap agreements	0.2	-	0.2	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. The carrying value of interest rate swap contracts is at fair value, which is determined based on current interest rates and forward interest rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. See further discussion of gross versus net presentation of the Company's derivatives within Note 8.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration activities during the first quarter of 2019 and 2018 were not material to the Company’s consolidated financial statements.

The carrying values of accounts receivable, accounts payable, cash and cash equivalents, restricted cash, commercial paper and notes payable approximate fair value because of their short maturities and as such are classified within Level 1.

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,309.1	$6,642.2	$6,703.0	$6,844.7

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivatives Assets		Derivatives Liabilities
	March 31	December 31	March 31	December 31
(millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	$34.3	$40.4	$12.0	$10.2
Interest rate swap agreements	-	-	-	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	17.4	31.9	17.2	30.9
Gross value of derivatives	51.7	72.3	29.2	41.3

Gross amounts offset in the Consolidated Balance Sheet	(10.0)	(17.7)	(10.0)	(17.7)
Net value of derivatives	$41.7	$54.6	$19.2	$23.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	March 31	December 31
(millions)	2019	2018

Foreign currency forward contracts	$ 5,552	$ 6,226
Interest rate agreements	-	400

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next three years. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are mark-to-market monthly and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized in the Consolidated Statement of Income is recorded in AOCI.

The Company occasionally enters into treasury lock and forward starting interest rate swap agreements to manage interest rate exposure. During 2015 and 2016, the Company entered into and subsequently closed a series of treasury lock and forward starting interest rate swap agreements, in conjunction with its public debt issuances. The agreements were designated and effective as cash flow hedges of the expected interest payments related to the anticipated future debt issuances. Amounts recorded in AOCI are recognized as part of interest expense over the remaining life of the notes as the forecasted interest transactions occur.

Fair Value Hedges

The Company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the Company may enter into interest rate swaps under which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is recorded as gains or losses in interest expense and is offset by the gain or loss of the underlying debt instrument, which also is recorded in interest expense. These fair value hedges are highly effective.

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed interest rate to a floating interest rate. In January 2015, the Company entered into interest rate swap agreements that converted its $300 million 1.55% debt and its $250 million 3.69% debt from fixed interest rates to floating interest rates. The interest rate swap agreements tied to the Company’s $300 million 1.55% debt, $250 million 3.69% and $400 million 2.00% debt expired in January 2018, November 2018 and January 2019, respectively, upon repayment of the underlying debt.

The interest rate swaps referenced above were designated as fair value hedges.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
	March 31		March 31
(millions)	2019	2018	2019	2018
Long-term debt	$-	$643.8	$-	$5.8

Net Investment Hedges

The Company designates its outstanding $1,299 million (€1,150 million at the end of the first quarter of 2019) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. $337 million (€300 million at the end of the first quarter of 2019) of Euro commercial paper were also designated as a hedge of existing foreign currency exposures. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2019	2018
Revaluation gains (losses), net of tax	$(6.6)	$(26.2)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$4.4	$(7.1)	$-	$(1.9)	$(47.6)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	7.0	-	-	8.3
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.2)	-	-	(1.8)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	0.2	-	-	1.1
Derivatives designated as hedging instruments	-	-	(0.2)	-	-	(1.1)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	6.1	-	-	(18.4)	1.6
Total gain (loss)	$4.4	$(1.0)	$6.8	$(1.9)	$(66.0)	$8.1

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the Company’s derivatives and hedging transactions. See Note 14 for additional information related to the Company’s pension and postretirement benefits activity.

	First Quarter Ended
	March 31
(millions)	2019	2018
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$(2.9)	$(44.9)
(Gains) losses reclassified from AOCI into income
COS	(4.4)	1.9
SG&A	7.1	47.6
Interest (income) expense, net	(6.8)	(6.5)
	(4.1)	43.0
Other activity	-	(0.3)
Tax impact	1.4	0.1
Net of tax	$(5.6)	$(2.1)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	-	7.7
	-	7.7
Other activity	(4.0)	(5.5)
Tax impact	-	(1.9)
Net of tax	$(4.0)	$0.3

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2019	2018
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(3.0)	$33.5

Pension and postretirement benefits net actuarial (gains) losses
and prior services costs reclassified from AOCI into income, net of tax	$(4.0)	$0.3

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2019, 8,004,726 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2019, the Company reacquired 766,648 shares of its common stock, of which 646,668 related to share repurchases through open market or private purchases, and 119,980 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2018, the Company reacquired 3,908,041 shares of its common stock, of which 3,706,716 related to share repurchases through open market or private purchases, and 201,325 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2019	2018

Net income attributable to Ecolab	$296.5	$247.3

Weighted-average common shares outstanding
Basic	288.2	288.6
Effect of dilutive stock options and units	4.1	4.1
Diluted	292.3	292.7

Basic EPS	$ 1.03	$ 0.86
Diluted EPS	$ 1.01	$ 0.84

Anti-dilutive securities excluded from the computation of diluted EPS	1.4	1.8

12. INCOME TAXES

The Company’s tax rate was 11.4% and 21.8% for the first quarter of 2019 and 2018, respectively. The change in the Company’s tax rate for the first quarter of 2019 compared to the first quarter of 2018 was driven primarily by the impact of discrete tax items, special (gains) and charges, tax planning and the geographic mix of income.

The Company recognized total net benefit related to discrete tax items of $27.7 million in the first quarter of 2019. Share-based compensation excess tax benefit contributed $18.7 million. The Company also recognized a $5.1 million benefit due to issuance of technical guidance during the quarter related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). The remaining discrete benefit was primarily related to changes in tax rates in non-U.S. jurisdictions.

The Company recorded a net discrete tax benefit of $0.1 million in the first quarter of 2018. The Company recorded discrete tax expense of $11.3 million for the one-time transition tax due to issuance of technical guidance during the quarter. Discrete tax items include excess tax benefits related to share-based compensation of $6.8 million and other discrete tax benefits of $4.6 million related to changes in the Company’s state tax profile and changes in reserves in non-U.S. jurisdictions.

13. RENTAL AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. The Company also enters into insignificant finance leases.

The Company determines whether a lease exists at the inception of the arrangement. In assessing whether a contract is or contains a lease, the Company considers a lease a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company accounts for lease components separately from the nonlease components (e.g., common-area maintenance costs). Operating leases are recorded in operating lease assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheet.

Operating lease assets and operating lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the rate implicit in the lease when available or determinable and when the rate implicit in the lease is not determinable, the Company’s incremental borrowing rate based on the information available at commencement date is used in determining the present value of future payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease liability and are recognized as incurred. The Company identified real estate, vehicles and other equipment as the primary classes of leases. Certain leases with a similar class of underlying assets are accounted for as a portfolio of leases.

The Company elected to not apply the recognition requirements of the new standard to leases with terms of twelve months or less. Those lease payments will continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term and are not recorded on the Consolidated Balance Sheet.

Most leases include one or more options to renew, which is at the Company’s sole discretion, with renewal terms that can extend the lease term from one month to multiple years. The lease start date is when the asset is available for use and in possession of the Company. The lease end date, which includes any options to renew that are reasonably certain to be exercised, is based on the terms of the contract. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material restrictive covenants.

The Company’s operating lease cost was as follows:

First Quarter Ended
March 31
(millions)	2019
Operating lease cost*	$54.4

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of March 31, 2019 is as follows:

(millions)
Remainder of 2019	$ 132
2020	153
2021	114
2022	80
2023	40
2024	27
Thereafter	89
Total lease payments	635
Less: imputed interest	64
Present value of lease liabilities	$ 571

As of December 31, 2018, identifiable future minimum payments with non-cancelable terms in excess of one year were:

(millions)
2019	$ 172
2020	141
2021	108
2022	72
2023	37
Thereafter	104
Total	$ 634

The Company’s operating leases term and discount rate were as follows:

March 31
2019

Weighted-average remaining lease terms (years)	5.6

Weighted-average discount rate	4.01%

The Company’s other lease information was as follows:

First Quarter Ended
March 31
(millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49.1

Leased assets obtained in exchange for new operating lease liabilities	39.6

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases. The Company’s accounting policy for these leases is to account for lease and nonlease components separately. The nonlease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, see Note 15. Revenue from leasing equipment is recognized on a straight-line basis over the life of the lease. Cost of sales includes the depreciation expense for assets under operating leases. The assets are depreciated over their estimated useful lives. Initial lease terms range from one year to five years and most leases include annual renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term.

The gross assets under operating leases recorded in Property, plant and equipment, net is $1,049.9 million and related accumulated depreciation is $602.1 million as of March 31, 2019.

The Company’s operating lease revenue was as follows:

First Quarter Ended
March 31
(millions)	2019
Operating lease revenue*	$102.9

*Includes immaterial variable lease revenue

Revenue from operating leases for existing contracts as of March 31, 2019 is as follows:

(millions)
Remainder of 2019	$ 265
2020	290
2021	220
2022	148
2023	71
2024	21
Thereafter	8
Total lease revenue	$ 1,023

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

14. PENSION AND POSTRETIREMENT PLANS

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

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Service cost	$18.2	$18.6	$7.6	$8.5	$0.3	$0.9
Interest cost on benefit obligation	22.3	20.8	7.8	7.5	1.4	1.5
Expected return on plan assets	(37.4)	(40.5)	(15.2)	(16.3)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	5.9	9.8	4.1	4.4	(1.0)	(0.5)
Amortization of prior service
cost (benefit)	(2.9)	(1.7)	(0.3)	(0.2)	(5.8)	(4.1)
Total expense (benefit)	$6.1	$7.0	$4.0	$3.9	$(5.2)	$(2.3)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income while all other components are included in other (income) expense in the Consolidated Statement of Income.

As of March 31, 2019, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first quarter of 2019, the Company made payments of $1 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will make additional payments of approximately $5 million to such plans during the remainder of 2019. In addition, the Company expects to make an $120 million voluntary contribution in 2019 to its non-contributory qualified U.S. pension plan.

The Company contributed $15 million to its international pension benefit plans during the first quarter of 2019. The Company estimates it will contribute approximately an additional $29 million to such plans during the remainder of 2019.

During the first quarter of 2019, the Company made payments of $3 million to its U.S. postretirement health care benefit plans and estimates it will make additional payments of approximately $8 million to such plans during the remainder of 2019.

15. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water, energy and colloidal silica products provided to customers in the Global Industrial, Global Institutional, Global Energy segments and Other. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in Other primary includes services designed to detect, eliminate and prevent pests. Global Energy services include process and water treatment offerings to the global petroleum and petrochemical industries, while services in the Global Industrial segment are associated with water treatment and paper process applications. Global Institutional services include water treatment programs and process applications, and wash process solutions. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract. Refer to Note 13 for additional information related to lease equipment.

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. For more information about the Company’s reportable segments, refer to Note 16.

Net sales at public exchange rates by reportable segment for the first quarter ended March 31 are as follows:

	First Quarter Ended
	March 31
(millions)	2019	2018
Global Industrial
Product and sold equipment	$1,125.6	$1,069.8
Service and lease equipment	155.7	156.1
Global Institutional
Product and sold equipment	1,030.6	1,038.6
Service and lease equipment	177.9	167.7
Global Energy
Product and sold equipment	709.4	732.6
Service and lease equipment	100.0	110.3
Other
Product and sold equipment	20.7	18.6
Service and lease equipment	185.5	177.2
Total
Total product and sold equipment	$2,886.3	$2,859.6
Total service and lease equipment	619.1	611.3

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2019	2018	2019	2018	2019	2018	2019	2018

North America	$597.7	$556.7	$832.8	$817.0	$469.7	$485.1	$138.3	$130.0
Europe	309.0	297.2	231.9	244.6	100.3	101.8	30.4	30.3
Asia Pacific	164.4	160.9	59.7	60.3	57.6	67.4	9.8	8.9
Latin America	117.0	109.3	40.6	41.2	49.6	54.6	11.8	11.7
Greater China	62.9	71.1	31.5	29.3	20.5	18.3	13.2	12.0
Middle East and Africa	30.3	30.7	12.0	13.9	111.7	115.7	2.7	2.9
Total	$1,281.3	$1,225.9	$1,208.5	$1,206.3	$809.4	$842.9	$206.2	$195.8

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 54% and 53% of total revenues as of March 31, 2019 and 2018, respectively.

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

	March 31	March 31
(millions)	2019	2018

Contract liability as of beginning of period	$75.8	$79.0

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	(75.8)	(79.0)

Increases due to billings excluding amounts recognized as revenue during the period	82.4	88.0
Business combination	3.0	0.2

Contract liability as of end of period	$85.4	$88.2

16. OPERATING SEGMENTS

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

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional and Global Energy. The Company’s operating segments that do not meet the quantitative criteria to be separately reported have been combined into Other. The Company provides similar information for Other as the Company considers the information regarding its underlying operating segments as useful in understanding its consolidated results.

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. Fixed currency rates are generally based on existing market rates at the time they are established. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2019. The “Other” column shown in the table reflects immaterial changes between segments, primarily cost allocations.

The impact of the preceding changes on previously reported full year 2018 reportable segment net sales and operating income is summarized as follows:

	December 31, 2018
	2018 Reported		Fixed	2018 Revised
	Valued at 2018		Currency	Valued at 2019
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,462.4	$-	$(242.2)	$5,220.2
Global Institutional	5,204.5	-	(138.5)	5,066.0
Global Energy	3,501.8	-	(113.0)	3,388.8
Other	877.6	-	(21.9)	855.7
Subtotal at fixed currency rates	15,046.3	-	(515.6)	14,530.7
Effect of foreign currency translation	(378.1)	-	515.6	137.5
Consolidated reported GAAP net sales	$14,668.2	$-	$-	$14,668.2

Operating Income
Global Industrial	$768.1	$(1.4)	$(42.3)	$724.4
Global Institutional	1,026.9	-	(19.6)	1,007.3
Global Energy	358.5	(0.4)	(19.6)	338.5
Other	161.3	1.8	(3.1)	160.0
Corporate	(307.1)	-	3.5	(303.6)
Subtotal at fixed currency rates	2,007.7	-	(81.1)	1,926.6
Effect of foreign currency translation	(60.7)	-	81.1	20.4
Consolidated reported GAAP operating income	$1,947.0	$-	$-	$1,947.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2019	2018
Net Sales
Global Industrial	$1,289.2	$1,190.2
Global Institutional	1,215.3	1,187.0
Global Energy	811.7	826.5
Other	206.8	192.4
Subtotal at fixed currency rates	3,523.0	3,396.1
Effect of foreign currency translation	(17.6)	74.8
Consolidated reported GAAP net sales	$3,505.4	$3,470.9

Operating Income
Global Industrial	$147.5	$122.0
Global Institutional	195.9	195.7
Global Energy	78.4	68.6
Other	30.2	27.0
Corporate	(83.7)	(68.2)
Subtotal at fixed currency rates	368.3	345.1
Effect of foreign currency translation	(1.1)	9.2
Consolidated reported GAAP operating income	$367.2	$354.3

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

17. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, income taxes, environmental matters and lawsuits. The Company is also subject to various claims and contingencies related to income taxes, which are discussed in Note 12. The Company also has contractual obligations including to lease commitments, which are discussed in Note 13.

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

On July 10, 2018, the Court entered an order dismissing the “B1” claims against Nalco. In light of the Court’s orders dismissing various “B3” and “B1” claims in their entirety, for most plaintiffs the Court’s November 28, 2012 grant of summary judgment for Nalco is now final and the deadline to appeal has passed. On October 23, 2018, a plaintiff filed a new “B3” complaint against Nalco and other unaffiliated defendants generally alleging, among other things, negligence and gross negligence related to the use of Corexit dispersant in connection with the Deepwater Horizon oil spill. The complaint was consolidated in the MDL. There currently remain five cases pending against Nalco, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

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

18. NEW ACCOUNTING PRONOUNCEMENTS

Standards that are not yet adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2018-15 - Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)

August 2018

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

			January 1, 2020	The ASU should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	August 2018

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

Credit Losses ASUs:
ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments -Credit Losses
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

			January 1, 2020	Adoption of the standard may change how the allowance for trade and other receivables is calculated. The Company is currently evaluating the impact of adoption.

Standards that were adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2018-02 - Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	February 2018

Allows entities to reclassify stranded tax effects resulting from the Tax Cut and Jobs Act (“the Act”) from accumulated other comprehensive income to retained earnings. Tax effects stranded in other comprehensive income for reasons other than the impact of the Act cannot be reclassified.

January 1, 2019

In order to improve the usefulness and transparency, the Company made the election to reclassify $61.2 million of income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings related to pension and derivatives.

ASU 2018-16 - Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes
ASU 2017-12 - Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

Various

Amends the hedge accounting recognition and presentation requirements. Simplifies the application of hedge accounting and the requirements for hedge documentation and effectiveness testing. Requires presentation of all items that affect earnings in the same income statement line as the hedged item. Expands the benchmark interest rates that can be used for hedge accounting.

			January 1, 2019	Adoption of this guidance did not have a material impact on the results of operations, financial position or cash flows. Required disclosures under the new guidance is included in Note 8.

Lease ASUs:
ASU 2019-01 - Leases (Topic 842): Codification Improvements
ASU 2018-20 - Leases (Topic 842): Narrow-Scope Improvements for Lessors
ASU 2018-11 - Leases (Topic 842) Targeted Improvements
ASU 2018-10 - Codification Improvements to Topic 842, Leases
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

(a)	Leases

On January 1, 2019, the Company adopted Accounting Standards Codification Topic 842 Leases (“the new lease standard”)  prospectively and recorded a cumulative effect adjustment to the opening balance of retained earnings of $2.8 million. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which allows the Company to carryforward the historical lease classification, to not reassess whether existing contracts are or contain a lease and not to reassess initial direct costs. The Company also elected the land easement practical expedient.

In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. When applying the hindsight expedient, the Company determined that most renewal options would not be reasonably certain in determining the expected lease term. The Company made an accounting policy election to not apply the recognition requirements of the new standard to leases with terms of twelve months or less and which do not include an option to purchase the underlying assets which is reasonably certain of exercise.

Adoption of the new standard resulted in the recording of additional net operating lease assets and operating lease liabilities of approximately $572.2 million and $575.0 million, respectively, as of January 1, 2019. The difference between the operating lease assets and operating lease liabilities was recorded as an adjustment to retained earnings. There was no impact to consolidated net earnings or cash flows. Further information related to the Company’s adoption of the new lease standard is included in Note 13.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2019, and the related consolidated statements of income, comprehensive income (loss), equity and cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income (loss), equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
May 2, 2019

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2019

Sales Performance

When comparing first quarter 2019 against first quarter 2018, sales performance was as follows:

•	Reported net sales increased 1% to $3,505 million, fixed currency sales and acquisition adjusted fixed currency sales increased 4% and 3%, respectively.
•	Fixed currency sales for our Global Industrial segment increased 8% to $1,289 million, acquisition adjusted fixed currency sales increased 7%, led by Water, Food and Beverage, Paper and Life Sciences.
•	Fixed currency sales for our Global Institutional segment increased 2% to $1,215 million. Acquisition adjusted fixed currency sales also increased 2%, led by growth in Specialty.
•

Fixed currency sales for our Global Energy segment decreased 2% to $812 million. Acquisition adjusted fixed currency sales also decreased 2%, primarily reflecting slower activity in the energy markets during the quarter.

•	Fixed currency sales and acquisition adjusted fixed currency sales for Other segment sales increased 7% to $207 million, driven by sales growth in Pest Elimination and Colloidal Technologies.

Financial Performance

When comparing first quarter 2019 against first quarter 2018, our financial performance was as follows:

•

Reported operating income increased 4% to $367 million. Excluding the impact of special (gains) and charges from both 2019 and 2018 reported results, adjusted operating income increased 8% and our adjusted fixed currency operating income increased 11%.

•

Net income attributable to Ecolab increased 20% to $297 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, our adjusted net income attributable to Ecolab increased 13%.

•

Reported diluted EPS of $1.01 increased 20%. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, adjusted diluted EPS increased 13% to $1.03 in the first quarter of 2019.

•

Our reported tax rate was 11.4% during the first quarter of 2019, compared to 21.8% during the first quarter of 2018. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2019 and 2018 results, our adjusted tax rate was 20.6% and 22.0% during the first quarter of 2019 and 2018, respectively.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Product and equipment sales	$2,886.3	$2,859.6
Service and lease sales	619.1	611.3
Reported GAAP net sales	$3,505.4	$3,470.9	1%
Effect of foreign currency translation	17.6	(74.8)
Non-GAAP fixed currency sales	$3,523.0	$3,396.1	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2019 sales change are shown below:

First Quarter Ended
March 31
(percent)	2019
Volume	1%
Price changes	3
Acquisition adjusted fixed currency sales change	3
Acquisitions and divestitures	1
Fixed currency sales change	4
Foreign currency translation	(3)
Reported GAAP net sales change	1%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2019		2018
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,717.1		$1,696.2
Service and lease cost of sales	379.6		376.1
Reported GAAP COS and gross margin	$2,096.7	40.2%	$2,072.3	40.3%
Special (gains) and charges	3.6		-	-
Non-GAAP adjusted COS and gross margin	$2,093.1	40.3%	$2,072.3	40.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 40.2% and 40.3% for the first quarter of 2019 and 2018, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 34.

Excluding the impact of special (gains) and charges within COS, our first quarter 2019 and first quarter of 2018 adjusted gross margin was 40.3%.

Our adjusted gross margin was flat when comparing the first quarter of 2019 against the first quarter of 2018 which was driven primarily by pricing and cost savings, which were offset by higher delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 28.6% for the first quarter of 2019 compared to 29.3% in 2018. The decreased SG&A ratio to sales in the first quarter of 2019 was driven primarily by sales leverage and cost savings actions which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2019	2018
Cost of sales
Restructuring activities	3.4	-
Acquisition and integration activities	0.2	-
Subtotal	3.6	-

Special (gains) and charges
Restructuring activities	37.1	0.3
Upstream energy spin-off	4.3	-
Acquisition and integration activities	2.5	0.5
Other	(3.6)	25.2
Subtotal	40.3	26.0

Operating income subtotal	43.9	26.0

Interest expense, net	0.2	-
Total special (gains) and charges	$44.1	$26.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. During the first quarter of 2019, we raised our goals for the Plan to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by leveraging technology and structural improvements. We now expect that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($190 million after tax), or $0.65 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $40.5 million ($30.4 million after tax), or $0.10 per diluted share in the first quarter of 2019. The liability related to this Plan was $81.4 million as of the end of the first quarter of 2019. We have recorded $145.1 million ($110.0 million after tax), or $0.37 per diluted share, of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	29.4	0.3	10.8	40.5
Net cash payments	(20.0)	-	(2.8)	(22.8)
Non-cash charges	-	(0.3)	-	(0.3)
Effect of foreign currency translation	0.1	-	-	0.1
Restructuring liability, March 31, 2019	$70.3	$-	$11.1	$81.4

Other Restructuring Activities

Prior to Accelerate 2020, we engaged in a number of restructuring plans. During the first quarter of 2019, net restructuring charges related to the prior year plans were minimal. During the first quarter of 2018, net restructuring gains related to prior year plans were $0.3 million ($0.3 million after tax), or less than $0.01 per diluted share. The restructuring liability balance for all plans commencing prior to Accelerate 2020 was $13.1 million and $14.9 million as of March 31, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019, related to restructuring plans commencing prior to 2019 were $1.4 million.

Upstream energy spin-off

During the first quarter of 2019, we announced our intention to pursue a plan to separate and spin-off the Upstream businesses of Ecolab’s Global Energy segment (the Upstream Business). The charges reported in special (gains) and charges on the Consolidated Statement of Income include $4.3 million ($3.3 million after tax) or $0.01 per diluted share, in the first quarter of 2019. The charges are primarily related to professional fees.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.5 million ($1.8 million after tax) or $0.01 per diluted share, and $0.5 million ($0.3 million after tax) or less than $0.01 per diluted share, in the first quarter of 2019 and 2018, respectively. Charges are related to Laboratoires Anios (“Anios”) and Bioquell PLC (“Bioquell”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in the first quarter of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first quarter of 2019.

Other

During the first quarter of 2019, we recorded other special gains of $3.6 million ($4.3 million after tax) or $0.01 per diluted share, which primarily related to a litigation settlement which was offset with other legal charges. During the first quarter of 2018, we recorded other special charges of $25.2 million ($18.9 million after tax) or $0.06 per diluted share, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation in response to the new U.S. tax law.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Reported GAAP operating income	$367.2	$354.3	4%
Special (gains) and charges	43.9	26.0
Non-GAAP adjusted operating income	411.1	380.3	8%
Effect of foreign currency translation	1.1	(9.2)
Non-GAAP adjusted fixed currency operating income	$412.2	$371.1	11%

	First Quarter Ended
	March 31
(percent)	2019	2018
Reported GAAP operating income margin	10.5%	10.2%
Non-GAAP adjusted operating income margin	11.7%	11.0%
Non-GAAP adjusted fixed currency operating income margin	11.7%	10.9%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 4% in the first quarter of 2019, versus the comparable periods of 2018. Our reported operating income for 2019 and 2018 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2019 and 2018 reported results, our adjusted operating income increased 8% in the first quarter of 2019.

As shown in the previous table, foreign currency had a 3% impact on adjusted operating income growth for the first quarter of 2019 and 2018.

Other (Income) Expense

Other (income) expense was $21.2 million and $19.4 million in the first quarter of 2019 and 2018, respectively. Other income increased due to the return on pension assets and lower non-service costs of our pension obligations.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Reported GAAP interest expense, net	$49.4	$56.4	(12)%
Special (gains) and charges	0.2	-
Non-GAAP adjusted interest expense, net	$49.2	$56.4	(13)%

Reported net interest expense was $49.4 million and $56.4 million in the first quarter of 2019 and 2018, respectively. The decrease in net interest expense when comparing the first quarter of 2019 against the first quarter of 2018 was driven primarily lower outstanding debt and higher interest income.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2019	2018

Reported GAAP tax rate	11.4%	21.8%
Tax rate impact of:
The Tax Act	1.3	(3.3)
Special (gains) and charges	2.0	0.2
Discrete tax items	5.9	3.3
Non-GAAP adjusted tax rate	20.6%	22.0%

Our reported tax rate was 11.4% and 21.8% for the first quarter of 2019 and 2018, respectively. The change in our tax rate for the first quarter of 2019 versus the comparable periods of 2018 was driven primarily by discrete tax items, special (gains) and charges, tax planning and the geographic mix of income. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net benefit related to discrete tax items of $27.7 million in the first quarter of 2019. Share-based compensation excess tax benefit contributed $18.7 million. We also recognized a $5.1 million benefit due to issuance of technical guidance during the quarter related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). The remaining discrete benefit was primarily related to changes in tax rates in non-U.S. jurisdictions.

We recorded a net discrete tax benefit of $0.1 million in the first quarter of 2018. We recorded discrete tax expense of $11.3 million for the one-time transition tax due to issuance of technical guidance during the quarter. Discrete tax items include excess tax benefits related to share-based compensation of $6.8 million and other discrete tax benefits of $4.6 million related to changes in our state tax profile and changes in reserves in non-U.S. jurisdictions.

The decrease in the 2019 adjusted tax rate compared to 2018 was primarily due to tax planning.

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Reported GAAP net income attributable to Ecolab	$296.5	$247.3	20%
Adjustments:
Special (gains) and charges, after tax	31.5	19.7
Discrete tax net expense (benefit)	(27.7)	(0.1)
Non-GAAP adjusted net income attributable to Ecolab	$300.3	$266.9	13%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2019	2018	Change
Reported GAAP diluted EPS	$1.01	$ 0.84	20%
Adjustments:
Special (gains) and charges	0.11	0.07
Discrete tax net expense (benefit)	(0.09)	-
Non-GAAP adjusted diluted EPS	$1.03	$ 0.91	13%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.04 per share on diluted EPS for the first quarter of 2019, when compared to the first quarter of 2018.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2019. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2018. Additional information about our reportable segments is included in Note 16.

Fixed currency net sales and operating income for the first quarter of 2019 and 2018 for our reportable segments are shown in the following tables.

Net Sales	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Global Industrial	$1,289.2	$1,190.2	8%
Global Institutional	1,215.3	1,187.0	2
Global Energy	811.7	826.5	(2)
Other	206.8	192.4	7
Subtotal at fixed currency	3,523.0	3,396.1	4
Effect of foreign currency translation	(17.6)	74.8
Consolidated reported GAAP net sales	$3,505.4	$3,470.9	1%

Operating Income	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Global Industrial	$147.5	$122.0	21%
Global Institutional	195.9	195.7	0
Global Energy	78.4	68.6	14
Other	30.2	27.0	12
Corporate	(83.7)	(68.2)
Subtotal at fixed currency	368.3	345.1	7
Effect of foreign currency translation	(1.1)	9.2
Consolidated reported GAAP operating income	$367.2	$354.3	4%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

Net Sales	First Quarter Ended
	March 31
	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,289.2	$(21.9)	$1,267.3	$1,190.2	$(7.8)	$1,182.4
Global Institutional	1,215.3	(3.1)	1,212.2	1,187.0	-	1,187.0
Global Energy	811.7	(0.1)	811.6	826.5	(2.3)	824.2
Other	206.8	-	206.8	192.4	-	192.4
Subtotal at fixed currency	3,523.0	(25.1)	3,497.9	3,396.1	(10.1)	3,386.0
Effect of foreign currency translation	(17.6)			74.8
Total reported net sales	$3,505.4			$3,470.9

Operating Income
	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$147.5	$1.4	$148.9	$122.0	$(0.8)	$121.2
Global Institutional	195.9	1.9	197.8	195.7	-	195.7
Global Energy	78.4	-	78.4	68.6	1.2	69.8
Other	30.2	-	30.2	27.0	-	27.0
Corporate	(39.8)	-	(39.8)	(42.2)	-	(42.2)
Non-GAAP adjusted fixed currency operating income	412.2	3.3	415.5	371.1	0.4	371.5
Special (gains) and charges	43.9			26.0
Subtotal at fixed currency	368.3			345.1
Effect of foreign currency translation	(1.1)			9.2
Total reported operating income	$367.2			$354.3

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2019 against the first quarter of 2018.

Global Industrial

	First Quarter Ended
	March 31
	2019	2018
Sales at fixed currency (millions)	$1,289.2	$1,190.2
Sales at public currency (millions)	1,281.3	1,226.0

Volume	4%
Price changes	3%
Acquisition adjusted fixed currency sales change	7%
Acquisitions and divestitures	1%
Fixed currency sales change	8%
Foreign currency translation	(4)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$147.5	$122.0
Operating income at public currency (millions)	147.1	127.3

Fixed currency operating income change	21%
Fixed currency operating income margin	11.4%	10.3%
Acquisition adjusted fixed currency operating income change	23%
Acquisition adjusted fixed currency operating income margin	11.7%	10.3%
Public currency operating income change	16%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the first quarter of 2019, benefitting from volume and pricing gains. At a regional level, the first quarter sales showed good growth in North America.

At an operating segment level, Water fixed currency sales increased 7% (8% acquisition adjusted) in the first quarter of 2019. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions in the quarter. Mining sales were led by new business wins. Food & Beverage fixed currency sales increased 11% (7% acquisition adjusted) in the first quarter of 2019, benefiting from corporate account wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the dairy, beverage and brewing, protein, and food businesses. Paper fixed currency sales increased 6% in the first quarter of 2019. Textile Care fixed currency sales increased 3% in the first quarter of 2019. Life Sciences fixed currency sales increased 27% (14% acquisition adjusted) in the first quarter of 2019 as we realized good growth from business wins and pricing execution in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the first quarter of 2019. Acquisitions had negative impact on both the fixed currency operating income and fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 1.4 percentage points during the first quarter of 2019 and were positively impacted approximately 4.2 percentage points by pricing and sales volume leverage and cost savings, which more than offset the approximately 2.4 percentage point margin impact of higher delivered product costs and investments in the business.

Global Institutional

	First Quarter Ended
	March 31
	2019	2018
Sales at fixed currency (millions)	$1,215.3	$1,187.0
Sales at public currency (millions)	1,208.5	1,206.2

Volume	0%
Price changes	2%
Acquisition adjusted fixed currency sales change	2%
Acquisitions and divestitures	0%
Fixed currency sales change	2%
Foreign currency translation	(2)%
Public currency sales change	0%

Operating income at fixed currency (millions)	$195.9	$195.7
Operating income at public currency (millions)	195.4	197.8

Fixed currency operating income change	0%
Fixed currency operating income margin	16.1%	16.5%
Acquisition adjusted fixed currency operating income change	1%
Acquisition adjusted fixed currency operating income margin	16.3%	16.5%
Public currency operating income change	(1)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the first quarter of 2019, driven by pricing gains. At a regional level, the first quarter sales increase was led by good growth in North America.

At an operating segment level, Institutional fixed currency sales increased 1% in the first quarter of 2019, reflecting the exit of low margin business as well as lower shipments to distributors. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained soft. Specialty fixed currency sales increased 7% in the first quarter of 2019, led primarily from strong ongoing business and new account and program wins. Healthcare fixed currency sales increased 2% in the first quarter of 2019, as improved sales of environmental hygiene programs were partially offset by lower sales of non-core products.

Operating Income

Fixed currency operating income for our Global Institutional segment was flat in the first quarter of 2019. Fixed currency operating income margins decreased in the first quarter as pricing and sales volume gains, along with cost savings, were offset by investments in the business and higher delivered product costs.

Acquisition adjusted fixed currency operating income margins decreased 0.2 percentage points during the first quarter of 2019 and were negatively impacted by approximately 2.4 percentage points from investments in the business along with higher delivered product costs. Improved pricing and cost savings added approximately 2.1 percentage points during the first quarter of 2019.

Global Energy

	First Quarter Ended
	March 31
	2019	2018
Sales at fixed currency (millions)	$811.7	$826.5
Sales at public currency (millions)	809.5	842.9

Volume	(4)%
Price changes	3%
Acquisition adjusted fixed currency sales change	(2)%
Acquisitions and divestitures	0%
Fixed currency sales change	(2)%
Foreign currency translation	(2)%
Public currency sales change	(4)%

Operating income at fixed currency (millions)	$78.4	$68.6
Operating income at public currency (millions)	78.1	70.6

Fixed currency operating income change	14%
Fixed currency operating income margin	9.7%	8.3%
Acquisition adjusted fixed currency operating income change	12%
Acquisition adjusted fixed currency operating income margin	9.7%	8.5%
Public currency operating income change	11%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Energy decreased in the first quarter of 2019. Declines in the well stimulation business and production sales were due to the reduced North America industry activity. Downstream sales decreased slightly due to lower equipment sales versus last year.

Operating Income

Fixed currency operating income for Global Energy increased during the first quarter of 2019. Acquisitions had a positive impact on the fixed currency operating income for the first quarter of 2019 with minimal impact on the fixed currency operating income margins during the first quarter of 2019.

Acquisition adjusted fixed currency operating income margins increased 1.2 percentage points during the first quarter of 2019. Pricing increases and cost savings favorably impacted margins by approximately 3.2 percentage points during the first quarter of 2019. These gains more than offset a negative impact of approximately 1.8 percentage points related to higher delivered product costs and lower sales volume.

Other

	First Quarter Ended
	March 31
	2019	2018
Sales at fixed currency (millions)	$206.8	$192.4
Sales at public currency (millions)	206.1	195.8

Volume	5%
Price changes	2%
Acquisition adjusted fixed currency sales change	7%
Acquisitions and divestitures	0%
Fixed currency sales change	7%
Foreign currency translation	(2)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$30.2	$27.0
Operating income at public currency (millions)	30.1	27.4

Fixed currency operating income change	12%
Fixed currency operating income margin	14.6%	14.0%
Acquisition adjusted fixed currency operating income change	12%
Acquisition adjusted fixed currency operating income margin	14.6%	14.0%
Public currency operating income change	10%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the first quarter of 2019 with strong gains in both Pest Elimination and Colloidal Technologies Group. At a regional level, the first quarter of 2019 sales results showed good growth in North America.

At an operating segment level, Pest Elimination fixed currency sales increased 7% in the first quarter of 2019 led by sales growth in all regions. Colloidal Technologies Group fixed currency sales increased 11% in the first quarter of 2019.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other increased 0.6 percentage points during the first quarter of 2019. The favorable impact of sales volume and pricing increases added approximately 3.1 percentage points to growth for the period. Field investments negatively impacted comparable margins by approximately 2.3 percentage points for the period.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 38 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 34.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.9 billion as of March 31, 2019 compared to total assets of $20.1 billion as of December 31, 2018.

Total liabilities were $12.7 billion as of March 31, 2019 compared to total liabilities of $12.0 billion as of December 31, 2018. Total debt was $7.1 billion as of March 31, 2019 and $7.0 billion as of December 31, 2018. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2019	2018
(ratio)
Net debt to EBITDA	2.4	2.5

(millions)
Total debt	$7,140.5	$7,415.5
Cash	79.0	175.5
Net debt	$7,061.5	$7,240.0

Net income including noncontrolling interest	$1,529.5	$1,509.5
Provision for income taxes	296.8	258.7
Interest expense, net	215.3	248.9
Depreciation	629.4	594.4
Amortization	316.6	314.0
EBITDA	$2,987.6	$2,925.5

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Cash provided by operating activities	$378.1	$487.2	$(109.1)

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by the impact of sales volume, payment timing and customer terms, and discretionary inventory build.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Cash used for investing activities	$(477.4)	$(255.8)	$(221.6)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first quarter in 2019 and 2018, was $282 million and $77 million, respectively. Our acquisitions and divestitures across 2019 and 2018 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $187 million and $203 million in the first quarter of 2019 and 2018, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Cash used for financing activities	$(117.5)	$(265.0)	$147.5

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $131 million and $215 million of shares in the first quarter of 2019 and 2018, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	First Quarter Ended
	March 31
(millions)	2019	2018	Change
Net issuances of commercial paper and notes payable	$487.9	$354.3	$133.6
Long-term debt repayments	(400.3)	(300.6)	(99.7)

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

As of March 31, 2019, we had $79 million of cash and cash equivalents on hand, substantially all of which was held outside of the U.S.

As of March 31, 2019, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2019, we had $398 million (€350 million) of commercial paper outstanding under our Euro program and $390 million outstanding under our U.S. program. There were no borrowings under our credit facility as of March 31, 2019 or 2018. As of March 31, 2019, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-2 by Fitch.

Our long-term debt issuance and repayment activity through the first quarter of 2019 and 2018 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2018 disclosed total notes payable and long-term debt due within one year of $577 million. As of March 31, 2019, the total notes payable and long-term debt due within one year decreased to $344 million. The commercial paper outstanding as of March 31, 2019 increased to $788 million. The commercial paper outstanding as of December 31, 2018 was $165 million.

In the first quarter of 2019 and 2018 we recorded a one-time transition tax benefit of $5 million and expense of $11 million, respectively, primarily due to the issuance of technical guidance during the quarter.

Our gross liability for uncertain tax positions was $51 million as of March 31, 2019 and $50 million as of December 31, 2018. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 23% of our sales are generated from our Global Energy segment, the results of which are subject to changes in the oil and gas commodity markets.

Our global footprint and broad business portfolio within the Global Energy segment, as well as our execution capabilities, are expected to provide the required resilience to outperform in the current market. As such, we continue to remain confident in the long-term growth prospects of the segment.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first quarter of 2019, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first quarter represented less than 1% of our consolidated assets.

Brexit Referendum

On March 29, 2017, the United Kingdom (“U.K.”) government gave formal notice to the European Union (“EU”) to begin the process of negotiating the U.K.’s exit (“Brexit”) from the EU. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets either during a transitional period or more permanently. The negotiations might also impact various tax reliefs and exemptions that apply to transactions between the U.K. and EU. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The Brexit deadline continues to be extended and we continue to monitor the status of tax law changes and tax treaty negotiations at the U.K. and EU.

For the quarter ended March 31, 2019, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 18 to the Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

•	Fixed currency sales
•	Acquisition adjusted fixed currency sales
•	Adjusted cost of sales
•	Adjusted gross margin
•	Fixed currency operating income
•	Fixed currency operating income margin
•	Adjusted operating income
•	Adjusted operating income margin
•	Adjusted fixed currency operating income
•	Adjusted fixed currency operating income margin
•	Acquisition adjusted fixed currency operating income
•	Acquisition adjusted fixed currency operating income margin
•	EBITDA
•	Adjusted interest expense, net
•	Adjusted tax rate
•	Adjusted net income attributable to Ecolab
•	Adjusted diluted EPS

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

EBITDA is defined as the sum of net income including noncontrolling interest, provision for income taxes, net interest expense, depreciation and amortization. EBITDA is used in our net debt to EBITDA ratio, which we view as important indicators of the operational and financial health of our organization.

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2019.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the anticipated spin-off of our Upstream Energy business into a new stand-alone company and the expected form, timing and tax effects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; impact of tax reform; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; impact of oil price fluctuations, comparative performance and prospects of businesses in our Global Energy segment; implementation of ERP system upgrade; and doing business relating to Iran.

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the proposed spin-off of the Upstream Energy business may not be consummated within the anticipated period or at all and the ultimate results of any restructuring and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ from those expressed in any forward-looking statements are set forth under Item 1A, entitled Risk Factors, of our Form 10-K for the year ended December 31, 2018, and include the vitality of the markets we serve, including the impact of oil price fluctuations on the markets served by our Global Energy segment; the impact of economic factors such as the worldwide economy, capital flows, interest rates and foreign currency risk, including reduced sales and earnings in other countries resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including upgrades to our information technology systems; potential information technology infrastructure failures and cybersecurity attacks; the possibility that the proposed spin-off of our Upstream Energy business will not be consummated within the anticipated time period or at all and the potential that the Upstream Energy business and Ecolab will not realize all of the expected benefits of the spin-off; our ability to attract and retain high caliber management talent to lead our business; our ability to develop competitive advantages through innovation and to commercialize digital solutions; exposure to global economic, political and legal risks related to our international operations including trade sanctions; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers, vendors or competitors; the costs and effects of complying with laws and regulations, including those relating to the environment and to the manufacture, storage, distribution, sale and use of our products; the occurrence of litigation or claims, including related to the Deepwater Horizon oil spill; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax law and unanticipated tax liabilities; potential loss of deferred tax assets or increase in deferred tax liabilities; our substantial indebtedness; public health epidemics; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; potential class action lawsuits; the loss or insolvency of a major customer or distributor; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continuing our implementation of an enterprise resource planning (“ERP”) system upgrade we began in 2018, which is occurring in phases over the next several years. This upgrade, which includes supply chain and certain finance functions, is expected to improve the efficiency of certain financial and related transactional processes. The upgrade of the ERP system will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, the prosecution office of Liu He district, Nanjing City, Jiangsu Province, China, brought charges alleging violation of environmental laws relating to waste disposal against the Company’s Nalco subsidiary in Nanjing City, China on November 26, 2018. Prior to these charges being alleged, related charges were brought against certain individual employees of the subsidiary. A hearing was held on the case on March 26, 2019 before the People’s Court of Liu He District, which is seeking to assess monetary penalties. The subsidiary could also be subject to a separate civil penalty. The court has not issued its ruling. We anticipate that this matter will not have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Note 17, entitled “Commitments and Contingencies” located under Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 48 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

			(c)	(d)
	(a)		Number of shares	Maximum number of
	Total	(b)	purchased as part	shares that may
	number of	Average price	of publicly	yet be purchased
	shares	paid per	announced plans	under the plans
Period	purchased(1)	share(2)	or programs(3)	or programs(3)
January 1-31, 2019	-	-	-	8,651,394
February 1-28, 2019	119,564	166.2324	-	8,651,394
March 1-31, 2019	647,084	172.4020	646,668	8,004,726
Total	766,648	171.4398	646,668	8,004,726

(1)

Includes 119,980 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)

As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.2 million during the subsidiary’s fiscal first quarter ended February 28, 2019, and additional sales of such products totaling $0.1 million during March 2019. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing:
(a)	The following documents are filed as exhibits to this report:
(10.1)

Amended and Restated Dealer Agreement, dated 9 June 2017, between Ecolab Inc., Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L. and Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch, Credit Suisse Securities (Europe) Limited, Citigroup Global Markets Europe AG and Credit Suisse Securities Sociedad de Valores S.A. (as Dealers).

Incorporated by reference to Exhibit (10.1)(a) of our Form 10‑Q for the quarter ended June 30, 2017. (File No. 001‑9328)

(10.2)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program, dated September 22, 2014. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Mizuho Securities USA Inc., and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10‑Q for the quarter ended September 30, 2014. (File No. 001‑9328)

(10.3)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Filed herewith electronically.

(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.1)	Interactive Data File.	Filed herewith electronically.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 2, 2019	By:	/s/ Bruno Lavandier
Bruno Lavandier
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)