Form 10-Q
period 2019-06-30
ECOLAB INC.
filed 2019-08-01
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value 2.625% Euro Notes due 2025 1.000% Euro Notes due 2024	ECL ECL 25 ECL 24	New York Stock Exchange New York Stock Exchange New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻
Non-accelerated filer ◻	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2019: 287,751,846 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2019	2018	2019	2018

Product and equipment sales	$3,092.1	$3,060.5	$5,978.4	$5,920.1
Service and lease sales	667.3	629.1	1,286.4	1,240.4
Net sales	3,759.4	3,689.6	7,264.8	7,160.5
Product and equipment cost of sales	1,805.8	1,751.6	3,515.8	3,447.8
Service and lease cost of sales	402.4	394.5	782.0	770.6
Cost of sales (including special charges (a))	2,208.2	2,146.1	4,297.8	4,218.4
Selling, general and administrative expenses	1,002.7	1,036.8	2,011.0	2,055.1
Special (gains) and charges	49.9	12.1	90.2	38.1
Operating income	498.6	494.6	865.8	848.9
Other (income) expense	(20.9)	(19.6)	(42.1)	(39.0)
Interest expense, net (b)	49.5	56.3	98.9	112.7
Income before income taxes	470.0	457.9	809.0	775.2
Provision for income taxes	97.8	104.3	136.4	173.4
Net income including noncontrolling interest	372.2	353.6	672.6	601.8
Net income attributable to noncontrolling interest	3.6	2.3	7.5	3.2
Net income attributable to Ecolab	$368.6	$351.3	$665.1	$598.6

Earnings attributable to Ecolab per common share
Basic	$ 1.28	$ 1.22	$ 2.31	$ 2.07
Diluted	$ 1.26	$ 1.20	$ 2.28	$ 2.04

Weighted-average common shares outstanding
Basic	287.6	288.8	287.9	288.7
Diluted	292.1	293.3	292.2	293.0

(a)	Cost of sales includes special (gains) and charges of $7.9 and $(0.1) in the second quarter of 2019 and 2018, respectively, and $11.5 and $(0.1) in the first six months of 2019 and 2018, respectively, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special charges of $0.2 in the first six months of 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018

Net income including noncontrolling interest	$372.2	$353.6	$672.6	$601.8

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(134.3)	(132.7)	(29.2)	(17.1)
Gain (loss) on net investment hedges	22.7	49.0	16.1	22.8
	(111.6)	(83.7)	(13.1)	5.7

Derivatives and hedging instruments	3.6	17.4	(2.0)	15.3

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	7.4	16.0	3.4	16.3
Postretirement benefits changes	-	14.4	-	14.4
	7.4	30.4	3.4	30.7

Subtotal	(100.6)	(35.9)	(11.7)	51.7

Total comprehensive income, including noncontrolling interest	271.6	317.7	660.9	653.5
Comprehensive income attributable to noncontrolling interest	4.5	0.8	9.3	4.2
Comprehensive income attributable to Ecolab	$267.1	$316.9	$651.6	$649.3

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$85.7	$114.7
Accounts receivable, net	2,747.1	2,662.5
Inventories	1,625.3	1,546.4
Other current assets	395.4	354.1
Total current assets	4,853.5	4,677.7
Property, plant and equipment, net	3,866.9	3,836.0
Goodwill	7,234.1	7,078.0
Other intangible assets, net	3,776.2	3,797.7
Operating lease assets	549.8	-
Other assets	547.1	685.1
Total assets	$20,827.6	$20,074.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,069.4	$743.6
Accounts payable	1,297.9	1,255.6
Compensation and benefits	460.5	579.7
Income taxes	81.5	100.6
Other current liabilities	1,218.4	1,006.1
Total current liabilities	4,127.7	3,685.6
Long-term debt	5,987.1	6,301.6
Postretirement health care and pension benefits	928.2	944.3
Deferred income taxes	791.2	764.6
Operating lease liabilities	398.6	-
Other liabilities	325.4	324.8
Total liabilities	12,558.2	12,020.9
Commitments and contingencies (Note 17)

Equity (a)
Common stock	358.9	357.0
Additional paid-in capital	5,815.7	5,633.2
Retained earnings	9,368.0	8,909.5
Accumulated other comprehensive loss	(1,836.4)	(1,761.7)
Treasury stock	(5,480.8)	(5,134.8)
Total Ecolab shareholders’ equity	8,225.4	8,003.2
Noncontrolling interest	44.0	50.4
Total equity	8,269.4	8,053.6
Total liabilities and equity	$20,827.6	$20,074.5

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 287.8 shares outstanding at June 30, 2019 and 287.7 shares outstanding at December 31, 2018. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2019	2018

OPERATING ACTIVITIES
Net income including noncontrolling interest	$672.6	$601.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	323.3	305.5
Amortization	160.5	160.3
Deferred income taxes	(3.1)	32.6
Share-based compensation expense	59.5	61.8
Pension and postretirement plan contributions	(31.0)	(34.0)
Pension and postretirement plan expense	10.2	17.0
Restructuring charges, net of cash paid	23.1	(6.3)
Other, net	13.3	12.3
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(75.2)	(88.5)
Inventories	(82.9)	(118.9)
Other assets	(66.4)	(47.1)
Accounts payable	36.2	79.8
Other liabilities	(122.6)	(190.6)
Cash provided by operating activities	917.5	785.7

INVESTING ACTIVITIES
Capital expenditures	(370.5)	(412.5)
Property and other assets sold	3.5	24.5
Acquisitions and investments in affiliates, net of cash acquired	(288.8)	(78.1)
Divestiture of businesses	5.8	8.4
Settlement of net investment hedges	-	14.1
Other, net	(7.5)	(0.8)
Cash used for investing activities	(657.5)	(444.4)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	434.3	222.7
Long-term debt repayments	(401.0)	(300.6)
Reacquired shares	(347.5)	(215.8)
Dividends paid	(280.7)	(252.3)
Exercise of employee stock options	119.7	50.4
Acquisition related liabilities and contingent consideration	(0.5)	(10.3)
Other, net	-	(0.6)
Cash used for financing activities	(475.7)	(506.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	7.4	8.0

Decrease in cash, cash equivalents and restricted cash	(208.3)	(157.2)
Cash, cash equivalents and restricted cash, beginning of period (a)	294.0	211.4
Cash, cash equivalents and restricted cash, end of period (b)	$85.7	$54.2

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of June 30, 2019 and 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2019 and 2018
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2018	$355.5	$5,496.5	$8,097.0	$(1,558.3)	$(4,789.7)	$7,601.0	$68.9	$7,669.9

Net income			351.3			351.3	2.3	353.6
Comprehensive income (loss) activity				(34.4)		(34.4)	(1.5)	(35.9)
Cash dividends declared (a)			(118.4)			(118.4)	(10.7)	(129.1)
Stock options and awards	0.4	49.1			1.2	50.7		50.7
Reacquired shares					(0.7)	(0.7)		(0.7)
Balance, June 30, 2018	$355.9	$5,545.6	$8,329.9	$(1,592.7)	$(4,789.2)	$7,849.5	$59.0	$7,908.5

Balance, March 31, 2019	$358.2	$5,731.0	$9,131.8	$(1,734.9)	$(5,265.4)	$8,220.7	$46.2	$8,266.9

Net income			368.6			368.6	3.6	372.2
Comprehensive income (loss) activity				(101.5)		(101.5)	0.9	(100.6)
Cash dividends declared (a)			(132.4)			(132.4)	(6.7)	(139.1)
Stock options and awards	0.7	84.7			0.6	86.0		86.0
Reacquired shares					(216.0)	(216.0)		(216.0)
Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

	Six Months Ended June 30, 2019 and 2018
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2017	$354.7	$5,435.7	$8,011.6	$(1,643.4)	$(4,575.0)	$7,583.6	$70.2	$7,653.8

New accounting guidance adoption (b)			(43.6)			(43.6)		(43.6)
Net income			598.6			598.6	3.2	601.8
Comprehensive income (loss) activity				50.7		50.7	1.0	51.7
Cash dividends declared (a)			(236.7)			(236.7)	(15.4)	(252.1)
Stock options and awards	1.2	109.9			1.6	112.7		112.7
Reacquired shares					(215.8)	(215.8)		(215.8)
Balance, June 30, 2018	$355.9	$5,545.6	$8,329.9	$(1,592.7)	$(4,789.2)	$7,849.5	$59.0	$7,908.5

Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6

New accounting guidance adoption (c)			58.4	(61.2)		(2.8)		(2.8)
Net income			665.1			665.1	7.5	672.6
Comprehensive income (loss) activity				(13.5)		(13.5)	1.8	(11.7)
Cash dividends declared (a)			(265.0)			(265.0)	(15.7)	(280.7)
Stock options and awards	1.9	182.5			1.5	185.9		185.9
Reacquired shares					(347.5)	(347.5)		(347.5)
Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

(a)	Dividends declared per common share were $0.460 and $0.410 in the second quarter of 2019 and 2018, respectively and $0.920 and $0.820 in the first six months of 2019 and 2018, respectively.
(b)	Upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.
(c)	Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized to retained earnings at the beginning of the period adopted.

See Note 18 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter and six months ended June 30, 2019 and 2018 reflect, in the opinion of company management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

Upstream Energy Spin-off

Ecolab intends to pursue, subject to the receipt of approval by Ecolab’s Board of Directors and any regulatory approvals, a plan to separate and spin-off the Upstream business of Ecolab’s Global Energy segment (the Upstream Business) through a series of tax-efficient transactions (collectively, the Spin-off). Under the plan, if effectuated, Ecolab’s shareholders would own 100% of the common stock of a new corporation that owns the Upstream Business. The Spin-off is expected to be completed in 2020 and is intended to qualify as a tax-free distribution to Ecolab shareholders for U.S. federal income tax purposes.

With respect to the unaudited financial information of the Company for the second quarter and six months ended June 30, 2019 and 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 1, 2019 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Cost of sales
Restructuring activities	$6.6	$0.4	$10.0	$0.4
Acquisition and integration activities	1.3	(0.5)	1.5	(0.5)
Subtotal	7.9	(0.1)	11.5	(0.1)

Special (gains) and charges
Restructuring activities	30.9	8.9	68.0	9.2
Upstream energy spin-off	14.5	-	18.8	-
Acquisition and integration activities	0.4	1.8	2.9	2.3
Other	4.1	1.4	0.5	26.6
Subtotal	49.9	12.1	90.2	38.1

Operating income subtotal	57.8	12.0	101.7	38.0

Interest expense, net	-	-	0.2	-
Total special (gains) and charges	$57.8	$12.0	$101.9	$38.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the first quarter of 2019, the Company raised its goals for the Plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The Company now expects that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($190 million after tax) over this period of time. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $37.5 million ($29.1 million after tax) and $78.0 million ($59.5 million after tax) in the second quarter and first six months of 2019. The liability related to this Plan was $90.6 million as of the end of the second quarter. The Company has recorded $182.6 million ($139.1 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	63.6	0.6	13.8	78.0
Net cash payments	(39.8)	0.2	(10.7)	(50.3)
Non-cash charges	-	(0.8)	-	(0.8)
Effect of foreign currency translation	(0.2)	-	-	(0.2)
Restructuring liability, June 30, 2019	$84.4	$-	$6.2	$90.6

Other Restructuring Activities

Prior to 2018, the Company engaged in a number of restructuring plans. During the second quarter and first six months of 2019, net restructuring charges related to the prior year plans were minimal. During the second quarter and first six months of 2018, net restructuring gains related to the prior year plans were $0.8 million ($0.6 million after tax) and $0.5 million ($0.3 million after tax), respectively. The restructuring liability balance for all plans commencing prior to 2018 was $10.5 million and $14.9 million as of June 30, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to restructuring plans commencing prior to 2018 were $4.3 million.

Upstream energy spin-off

During the first quarter of 2019, the Company announced its intention to pursue a plan to separate and spin-off the Upstream business of Ecolab’s Global Energy segment (the Upstream Business). The charges reported in special (gains) and charges on the Consolidated Statement of Income include $14.5 million ($12.4 million after tax) and $18.8 million ($15.7 million after tax) in the second quarter and first six months of 2019, respectively, which are primarily related to professional fees.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.4 million ($0.3 million after tax) and $2.9 million ($2.1 million after tax) in the second quarter and first six months of 2019, respectively. Charges are related to Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.1 million after tax) on the Consolidated Statement of Income in the first six months of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. The Company also incurred $0.2 million ($0.1 million after tax) of interest expense in the first six months of 2019.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.3 million after tax) and $2.3 million ($1.7 million after tax) in the second quarter and first six months of 2018, respectively. Charges are related to Anios integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales of $0.5 million ($0.4 million after tax) on the Consolidated Statement of Income in the second quarter of 2018 relate to changes in estimates related to an early lease exit.

Further information related to the Company’s acquisitions is included in Note 3.

Other

During the second quarter and first six months of 2019, the Company recorded other special charges of $4.1 million ($3.1 million after tax) and $0.5 million ($1.2 million gain after tax), respectively, which primarily related to legal charges partially offset by a litigation settlement.

During the second quarter and first six months of 2018, the Company recorded other special charges of $1.4 million and $26.6 million, respectively, which primarily consisted of $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both the second quarter and first six months of 2018.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first six months of 2019 and 2018 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2019 Activity

During the first six months of 2019, the Company acquired Bioquell, a life sciences business which is a seller of bio-decontamination products and services to the Life Sciences and Healthcare industries. This business became part of the Global Industrial reportable segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released to the Company upon closing of the transaction in February 2019. As shown within Note 4, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2018.

The Company also acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reportable segment. The purchase price included an earn-out based on certain revenue thresholds in any of the full three years following the acquisition, which has been recorded as contingent consideration in other liabilities in the Consolidated Balance Sheet as of June 30, 2019.

These acquisitions have been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Certain estimated values, primarily working capital adjustments, are not yet finalized and are subject to change. Annualized sales for the businesses acquired in 2019 are $63 million. There were insignificant purchase price adjustments related to prior year acquisitions.

2018 Activity

During the first six months of 2018, the Company acquired a water business which provides a range of services to Nalco Water institutional customers. This acquired business became part of the Company’s Global Industrial reportable segment. In addition, the Company acquired an institutional business which provides a range of cleaning and disinfection products for the hospitality, leisure, residential care, housekeeping and janitorial sectors. These acquisitions have been accounted for using the acquisition method of accounting. There were insignificant purchase price adjustments related to prior year acquisitions.

The components of the cash paid for acquisitions for transactions during the second quarter and first six months of 2019 and 2018 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Net tangible assets (liabilities) acquired and equity method investments	$5.5	$5.1	$(9.4)	$2.4

Identifiable intangible assets
Customer relationships	1.5	-	71.9	40.8
Trademarks	-	-	20.4	1.1
Other technology	-	-	45.9	4.0
Total intangible assets	1.5	-	138.2	45.9

Goodwill	0.3	(2.2)	180.5	30.4
Total aggregate purchase price	7.3	2.9	309.3	78.7

Acquisition related liabilities and contingent consideration	-	-	(20.5)	(0.6)
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$7.3	$2.9	$288.8	$78.1

The 2019 and 2018 acquisition related liabilities are related to holdback liabilities and contingent consideration.

The weighted average useful life of these identifiable intangible assets acquired was 12 and 11 years as of June 30, 2019 and 2018, respectively.

Dispositions

There were no significant business dispositions during the first six months of 2019 and 2018.

4. BALANCE SHEET INFORMATION

	June 30	December 31
(millions)	2019	2018
Accounts receivable, net
Accounts receivable	$2,809.7	$2,723.1
Allowance for doubtful accounts	(62.6)	(60.6)
Total	$2,747.1	$2,662.5

Inventories
Finished goods	$1,060.0	$1,016.9
Raw materials and parts	568.0	525.6
Inventories at FIFO cost	1,628.0	1,542.5
FIFO cost to LIFO cost difference	(2.7)	3.9
Total	$1,625.3	$1,546.4

Other current assets
Prepaid assets	$153.9	$132.1
Taxes receivable	157.8	144.2
Derivative assets	57.2	42.8
Other	26.5	35.0
Total	$395.4	$354.1

Property, plant and equipment, net
Land	$212.8	$214.5
Buildings and leasehold improvements	1,315.7	1,279.4
Machinery and equipment	2,396.1	2,313.7
Merchandising and customer equipment	2,668.8	2,565.5
Capitalized software	714.4	666.2
Construction in progress	390.7	400.2
	7,698.5	7,439.5
Accumulated depreciation	(3,831.6)	(3,603.5)
Total	$3,866.9	$3,836.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,709.7	3,649.3
Trademarks	405.6	384.9
Patents	473.5	470.2
Other technology	288.2	242.8
	4,877.0	4,747.2
Accumulated amortization
Customer relationships	(1,719.9)	(1,604.0)
Trademarks	(190.0)	(175.2)
Patents	(219.0)	(207.3)
Other technology	(201.9)	(193.0)
	(2,330.8)	(2,179.5)
Net intangible assets subject to amortization	2,546.2	2,567.7
Total	$3,776.2	$3,797.7

Other assets
Deferred income taxes	$106.5	$105.1
Pension	43.6	39.0
Derivative asset	33.3	11.8
Restricted cash	-	179.3
Other	363.7	349.9
Total	$547.1	$685.1

	June 30	December 31
(millions)	2019	2018
Other current liabilities
Discounts and rebates	$326.3	$291.3
Dividends payable	132.3	132.4
Interest payable	46.5	44.5
Taxes payable, other than income	112.1	116.9
Derivative liabilities	23.1	20.1
Restructuring	96.3	73.7
Contract liability	83.2	75.8
Operating lease liabilities	151.3	-
Other	247.3	251.4
Total	$1,218.4	$1,006.1

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(2.7)	$2.0
Unrecognized pension and postretirement benefit expense, net of tax	(574.0)	(518.9)
Cumulative translation, net of tax	(1,259.7)	(1,244.8)
Total	$(1,836.4)	$(1,761.7)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2019 and December 31, 2018.

	June 30	December 31
(millions)	2019	2018
Short-term debt
Commercial paper	$746.3	$165.4
Notes payable	22.5	176.8
Long-term debt, current maturities	300.6	401.4
Total	$1,069.4	$743.6

Line of Credit

As of June 30, 2019, the Company had in place a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2019 or December 31, 2018.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of June 30, 2019, the Company had $480.3 million (€430.0 million) of commercial paper outstanding under its Euro program and $266.0 million outstanding under its U.S. program. As of December 31, 2018, the Company had $141.4 million (€125.0 million) of commercial paper outstanding under its Euro program and $24.0 million outstanding under its U.S. program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2019 and December 31, 2018, the Company had $22.5 million and $176.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2019 and December 31, 2018.

	Maturity	June 30	December 31
(millions)	by Year	2019	2018

Long-term debt
Public notes (2019 principal amount)
Three year 2016 senior notes ($400 million)	2019	$-	$399.7
Five year 2015 senior notes ($300 million)	2020	299.8	299.5
Ten year 2011 senior notes ($1.02 billion)	2021	1,017.9	1,017.6
Five year 2017 senior notes ($500 million)	2022	497.3	496.9
Seven year 2016 senior notes ($400 million)	2023	398.3	398.0
Seven year 2016 senior notes (€575 million)	2024	636.7	644.1
Ten year 2015 senior notes (€575 million)	2025	638.6	646.3
Ten year 2016 senior notes ($750 million)	2026	744.1	743.8
Ten year 2017 senior notes ($500 million)	2027	495.1	494.8
Thirty year 2011 senior notes ($458 million)	2041	451.7	451.6
Thirty year 2016 senior notes ($250 million)	2046	246.2	246.1
Thirty year 2017 senior notes ($700 million)	2047	609.7	609.0
Private notes (2019 principal amount)
Series B private placement senior notes ($250 million)	2023	249.5	249.4
Finance lease obligations and other		2.8	6.2
Total debt		6,287.7	6,703.0
Long-term debt, current maturities		(300.6)	(401.4)
Total long-term debt		$5,987.1	$6,301.6

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

Covenants

The Company is in compliance with its debt covenants as of June 30, 2019.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2019 and 2018 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Interest expense	$54.9	$60.2	$111.0	$121.2
Interest income	(5.4)	(3.9)	(12.1)	(8.5)
Interest expense, net	$49.5	$56.3	$98.9	$112.7

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

During the second quarter of 2019, the Company completed its annual assessment for goodwill impairment across its eleven reporting units through a quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The two-step quantitative process involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s goodwill impairment assessment for 2019 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin.

If circumstances change significantly, the Company would also test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six months ended June 30, 2019 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2018	$2,730.8	$1,015.3	$3,126.6	$205.3	$7,078.0
Current year business combinations (a)	93.2	86.8	-	0.7	180.7
Prior year business combinations (b)	(0.2)	-	-	-	(0.2)
Effect of foreign currency translation	(9.5)	(3.7)	(10.5)	(0.7)	(24.4)
June 30, 2019	$2,814.3	$1,098.4	$3,116.1	$205.3	$7,234.1

(a)	Represents goodwill associated with current year acquisitions. The Company expects $0.7 million of the goodwill related to businesses acquired to be tax deductible.
(b)	Represents the purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset. During the second quarter of 2019, the Company completed its annual test for indefinite life intangible asset impairment using a relief from royalty method of assessment, which incorporates assumptions regarding future sales projections, royalty rate and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the second quarter of 2019 and 2018 was $80.7 million and $80.1 million, respectively. Total amortization expense related to other intangible assets during the first six months of 2019 and 2018 was $160.5 million and $160.3 million, respectively. Estimated amortization for the remaining six month period of 2019 related to other amortizable intangible assets is expected to be approximately $161 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$101.1	$-	$101.1	$-

Liabilities
Foreign currency forward contracts	37.6	-	37.6	-

	December 31, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$72.3	$-	$72.3	$-

Liabilities
Foreign currency forward contracts	41.1	-	41.1	-
Interest rate swap agreements	0.2	-	0.2	-

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement. Contingent consideration is classified within level 3 as the underlying fair value is measured based on the probability-weighted present value of the consideration expected to be transferred. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration was not material to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,287.7	$6,851.2	$6,703.0	$6,844.7

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivatives Assets		Derivatives Liabilities
	June 30	December 31	June 30	December 31
(millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	$61.8	$40.4	$2.4	$10.2
Interest rate swap agreements	-	-	-	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	39.3	31.9	35.2	30.9
Gross value of derivatives	101.1	72.3	37.6	41.3

Gross amounts offset in the Consolidated Balance Sheet	(10.6)	(17.7)	(10.6)	(17.7)
Net value of derivatives	$90.5	$54.6	$27.0	$23.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	June 30	December 31
(millions)	2019	2018

Foreign currency forward contracts	$ 5,707	$ 6,226
Interest rate agreements	-	400

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

The interest rate swaps referenced above were designated as fair value hedges.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Second Quarter Ended		Second Quarter Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Long-term debt	$-	$645.5	$-	$3.7

Net Investment Hedges

The Company designates its outstanding $1,275 million (€1,150 million at the end of the second quarter of 2019) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. $335 million (€300 million at the end of the second quarter of 2019) of Euro commercial paper were also designated as a hedge of existing foreign currency exposures. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Revaluation gains (losses), net of tax	$22.7	$49.0	$16.1	$22.8

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$4.7	$26.6	$-	$(4.8)	$74.5	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	7.3	-	-	8.5
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.3)	-	-	(1.6)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	(1.4)
Derivatives designated as hedging instruments	-	-	-	-	-	1.4

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	7.9	-	-	16.3	2.1
Total gain (loss)	$4.7	$34.5	$7.0	$(4.8)	$90.8	$9.0

	Six Months Ended
	June 30
	2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$9.1	$19.5	$-	$(6.7)	$26.9	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	14.3	-	-	16.8
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.5)	-	-	(3.4)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	0.2	-	-	(0.3)
Derivatives designated as hedging instruments	-	-	(0.2)	-	-	0.3

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	14.0	-	-	(2.1)	3.7
Total gain (loss)	$9.1	$33.5	$13.8	$(6.7)	$24.8	$17.1

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

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$43.0	$97.6	$40.1	$52.7
(Gains) losses reclassified from AOCI into income
COS	(4.7)	4.8	(9.1)	6.7
SG&A	(26.6)	(74.5)	(19.5)	(26.9)
Interest (income) expense, net	(7.0)	(6.9)	(13.8)	(13.4)
	(38.3)	(76.6)	(42.4)	(33.6)
Other activity	(0.1)	0.2	(0.1)	(0.1)
Tax impact	(1.0)	(3.8)	0.4	(3.7)
Net of tax	$3.6	$17.4	$(2.0)	$15.3

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	0.2	7.7	0.2	15.4
Pension and postretirement benefits changes	-	18.9	-	18.9
	0.2	26.6	0.2	34.3
Other activity	7.3	10.1	3.3	4.6
Tax impact	(0.1)	(6.3)	(0.1)	(8.2)
Net of tax	$7.4	$30.4	$3.4	$30.7

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(29.0)	$(59.8)	$(32.0)	$(26.3)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	7.4	5.8	3.4	11.5

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2019, 6,820,810 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first six months of 2019, the Company reacquired 1,953,485 shares of its common stock, of which 1,830,584 related to share repurchases through open market or private purchases, and 122,901 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2019	2018	2019	2018

Net income attributable to Ecolab	$368.6	$351.3	$665.1	$598.6

Weighted-average common shares outstanding
Basic	287.6	288.8	287.9	288.7
Effect of dilutive stock options and units	4.4	4.5	4.3	4.3
Diluted	292.1	293.3	292.2	293.0

Basic EPS	$ 1.28	$ 1.22	$ 2.31	$ 2.07
Diluted EPS	$ 1.26	$ 1.20	$ 2.28	$ 2.04

Anti-dilutive securities excluded from the computation of diluted EPS	0.3	1.6	1.5	1.6

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 20.8% and 22.8% for the second quarter of 2019 and 2018, respectively, and 16.9% and 22.4% for the first six months of 2019 and 2018, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2019 compared to the second quarter and first six months of 2018 was driven primarily by the impact of discrete tax items, special (gains) and charges, tax planning and the geographic mix of income.

The Company recognized net tax expense related to discrete tax items of $1.0 million and net benefits of $26.7 million in the second quarter and first six months of 2019, respectively. Share-based compensation excess tax benefit contributed $13.1 million and $31.8 million in the second quarter and first six months of 2019, respectively. The Company also recognized expense of $6.2 million and $1.1 million in the second quarter and first six months of 2019, respectively, due to issuance of technical guidance during the respective quarters related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, the Company recognized expense of $10.2 million in the second quarter and first six months of 2019 due to issuance of technical guidance during the quarter related to the calculation of foreign tax credits. The remaining discrete benefit was primarily related to changes in tax rates and changes in estimates in non-U.S. jurisdictions.

The Company recorded a net discrete tax benefit of $12.1 million and $12.0 million in the second quarter and first six months of 2018, respectively. The Company recorded discrete tax expense of $18.2 million and $29.5 million in the second quarter and first six months of 2018, respectively, for the one-time transition tax due to issuance of technical guidance during the respective quarters. Discrete tax items include excess tax benefits related to share-based compensation of $6.0 million and $12.8 million during the second quarter and first six months of 2018, respectively. The remaining discrete tax benefits related to changes in the Company’s state tax profile and changes in reserves in non-U.S. jurisdictions were recorded in the second quarter and first six months of 2018.

13. RENTAL AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. The Company also enters into insignificant finance leases.

The Company determines whether a lease exists at the inception of the arrangement. In assessing whether a contract is or contains a lease, the Company considers a lease a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company accounts for lease components separately from the nonlease components (e.g., common-area maintenance costs). Operating leases are recorded in operating lease assets, other current liabilities and operating lease liabilities in the Consolidated Balance Sheet.

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

The Company’s operating lease cost was as follows:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(millions)	2019	2019
Operating lease cost*	$55.8	$110.2

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of June 30, 2019 is as follows:

(millions)
Remainder of 2019	$ 86
2020	160
2021	124
2022	85
2023	46
2024	28
Thereafter	100
Total lease payments	629
Less: imputed interest	79
Present value of lease liabilities	$ 550

As of December 31, 2018, identifiable future minimum payments with non-cancelable terms in excess of one year were:

(millions)
2019	$ 172
2020	141
2021	108
2022	72
2023	37
Thereafter	104
Total	$ 634

The Company’s operating leases term and discount rate were as follows:

June 30
2019

Weighted-average remaining lease terms (years)	5.6

Weighted-average discount rate	4.01%

The Company’s other lease information was as follows:

Six Months Ended
June 30
(millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99.5

Leased assets obtained in exchange for new operating lease liabilities	65.2

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

The gross assets under operating leases recorded in Property, plant and equipment, net is $1,064.0 million and related accumulated depreciation is $602.3 million as of June 30, 2019.

The Company’s operating lease revenue was as follows:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(millions)	2019	2019
Operating lease revenue*	$104.6	$207.5

*Includes immaterial variable lease revenue

Revenue from operating leases for existing contracts as of June 30, 2019 is as follows:

(millions)
Remainder of 2019	$ 177
2020	314
2021	239
2022	169
2023	92
2024	32
Thereafter	11
Total lease revenue	$ 1,034

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Service cost	$18.2	$18.6	$7.5	$8.5	$0.3	$0.9
Interest cost on benefit obligation	22.3	20.8	7.9	7.4	1.4	1.5
Expected return on plan assets	(37.4)	(40.5)	(15.2)	(16.4)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	5.9	9.8	4.2	4.4	(1.0)	(0.5)
Amortization of prior service
cost (benefit)	(2.9)	(1.7)	(0.2)	(0.2)	(5.8)	(4.1)
Total expense (benefit)	$6.1	$7.0	$4.2	$3.7	$(5.2)	$(2.3)

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Service cost	$36.4	$37.2	$15.2	$17.0	$0.7	$1.8
Interest cost on benefit obligation	44.5	41.6	15.8	14.9	2.8	3.0
Expected return on plan assets	(74.8)	(81.0)	(30.4)	(32.7)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	11.8	19.6	8.2	8.8	(2.0)	(1.0)
Amortization of prior service
cost (benefit)	(5.7)	(3.4)	(0.5)	(0.4)	(11.6)	(8.2)
Total expense (benefit)	$12.2	$14.0	$8.3	$7.6	$(10.3)	$(4.6)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income while all other components are included in other (income) expense in the Consolidated Statement of Income.

As of June 30, 2019, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first six months of 2019, the Company made contributions of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute approximately an additional $4 million to such plans during the remainder of 2019. In addition, the Company expects to make an $120 million voluntary contribution in 2019 to its non-contributory qualified U.S. pension plan.

During the first six months of 2019, the Company made contributions of $23 million to its international pension benefit plans and estimates it will contribute approximately an additional $19 million to such plans during the remainder of 2019.

During the first six months of 2019, the Company made contributions of $6 million to its U.S. postretirement health care benefit plans and estimates it will contribute approximately an additional $5 million to such plans during the remainder of 2019.

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

Net sales at public exchange rates by reportable segment for the second quarter and six months ended June 30 are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Global Industrial
Product and sold equipment	$1,211.1	$1,162.7	$2,336.7	$2,232.5
Service and lease equipment	169.7	164.6	325.4	320.7
Global Institutional
Product and sold equipment	1,125.4	1,128.4	2,156.0	2,167.0
Service and lease equipment	186.4	168.2	364.3	335.9
Global Energy
Product and sold equipment	733.9	748.6	1,443.3	1,481.2
Service and lease equipment	103.5	96.6	203.5	206.9
Other
Product and sold equipment	21.7	20.8	42.4	39.4
Service and lease equipment	207.7	199.7	393.2	376.9
Total
Total product and sold equipment	$3,092.1	$3,060.5	$5,978.4	$5,920.1
Total service and lease equipment	667.3	629.1	1,286.4	1,240.4

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2019	2018	2019	2018	2019	2018	2019	2018

North America	$631.0	$596.0	$907.6	$877.3	$479.9	$487.6	$157.6	$149.4
Europe	345.6	336.3	256.0	270.1	106.7	104.0	34.0	33.5
Asia Pacific	176.8	171.4	62.8	64.2	60.9	67.0	9.5	10.0
Latin America	124.0	119.9	41.3	42.4	51.8	53.6	11.5	12.0
Greater China	66.2	69.8	28.2	27.3	21.4	18.1	14.0	12.8
Middle East and Africa	37.2	33.9	15.9	15.3	116.7	114.9	2.8	2.8
Total	$1,380.8	$1,327.3	$1,311.8	$1,296.6	$837.4	$845.2	$229.4	$220.5

Net sales at public exchange rates by geographic region for the first six months ended June 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2019	2018	2019	2018	2019	2018	2019	2018

North America	$1,228.7	$1,152.7	$1,740.4	$1,694.3	$949.6	$972.7	$295.9	$279.4
Europe	654.6	633.5	487.9	514.7	207.0	205.8	64.4	63.8
Asia Pacific	341.2	332.3	122.5	124.5	118.5	134.4	19.3	18.9
Latin America	241.0	229.2	81.9	83.6	101.4	108.2	23.3	23.7
Greater China	129.1	140.9	59.7	56.6	41.9	36.4	27.2	24.8
Middle East and Africa	67.5	64.6	27.9	29.2	228.4	230.6	5.5	5.7
Total	$2,662.1	$2,553.2	$2,520.3	$2,502.9	$1,646.8	$1,688.1	$435.6	$416.3

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 54% and 53% of total revenues as of June 30, 2019 and 2018, respectively.

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

	June 30	June 30
(millions)	2019	2018

Contract liability as of beginning of period	$75.8	$79.0

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the period	(75.8)	(79.0)

Increases due to billings excluding amounts recognized as revenue during the period	80.2	87.1
Business combination	3.0	0.2

Contract liability as of end of period	$83.2	$87.3

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

The impact of the preceding changes on previously reported full year 2018 reportable segment net sales and operating income is summarized as follows:

	December 31, 2018
	2018 Reported		Fixed	2018 Revised
	Valued at 2018		Currency	Valued at 2019
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,462.4	$-	$(242.2)	$5,220.2
Global Institutional	5,204.5	-	(138.5)	5,066.0
Global Energy	3,501.8	-	(113.0)	3,388.8
Other	877.6	-	(21.9)	855.7
Subtotal at fixed currency rates	15,046.3	-	(515.6)	14,530.7
Effect of foreign currency translation	(378.1)	-	515.6	137.5
Consolidated reported GAAP net sales	$14,668.2	$-	$-	$14,668.2

Operating Income
Global Industrial	$768.1	$(1.4)	$(42.3)	$724.4
Global Institutional	1,026.9	-	(19.6)	1,007.3
Global Energy	358.5	(0.4)	(19.6)	338.5
Other	161.3	1.8	(3.1)	160.0
Corporate	(307.1)	-	3.5	(303.6)
Subtotal at fixed currency rates	2,007.7	-	(81.1)	1,926.6
Effect of foreign currency translation	(60.7)	-	81.1	20.4
Consolidated reported GAAP operating income	$1,947.0	$-	$-	$1,947.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Net Sales
Global Industrial	$1,393.9	$1,290.2	$2,683.1	$2,480.4
Global Institutional	1,323.5	1,277.5	2,538.8	2,464.5
Global Energy	840.4	831.0	1,652.1	1,657.5
Other	230.5	216.8	437.3	409.2
Subtotal at fixed currency rates	3,788.3	3,615.5	7,311.3	7,011.6
Effect of foreign currency translation	(28.9)	74.1	(46.5)	148.9
Consolidated reported GAAP net sales	$3,759.4	$3,689.6	$7,264.8	$7,160.5

Operating Income
Global Industrial	$208.7	$162.8	$356.2	$284.8
Global Institutional	258.9	247.0	454.8	442.7
Global Energy	88.9	86.4	167.3	155.0
Other	44.1	39.0	74.3	66.0
Corporate	(97.6)	(54.0)	(181.3)	(122.2)
Subtotal at fixed currency rates	503.0	481.2	871.3	826.3
Effect of foreign currency translation	(4.4)	13.4	(5.5)	22.6
Consolidated reported GAAP operating income	$498.6	$494.6	$865.8	$848.9

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

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). Nalco Company was named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill and 21 complaints filed by individuals. Those complaints were consolidated in MDL 2179. The complaints generally allege, among other things, strict liability and negligence relating to the use of the Company’s Corexit dispersant in connection with the Deepwater Horizon oil spill.

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

In May 2016, Nalco was named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill (“B1” claims). In April 2017, Nalco was named in two additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These actions have been consolidated in the MDL.

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

On July 10, 2018, the Court entered an order dismissing the “B1” claims against Nalco. In light of the Court’s orders dismissing various “B3” and “B1” claims in their entirety, for most plaintiffs the Court’s November 28, 2012 grant of summary judgment for Nalco is now final and the deadline to appeal has passed. On October 23, 2018, a plaintiff filed a new “B3” complaint against Nalco and other unaffiliated defendants generally alleging, among other things, negligence and gross negligence related to the use of Corexit dispersant in connection with the Deepwater Horizon oil spill. The complaint was consolidated in the MDL. There currently remain three cases pending against Nalco, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

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

January 1, 2020

Adoption of the standard may change how the allowance for trade and other receivables is calculated. The Company has reviewed current accounting policies and is in the process of developing future policies and evaluating the impact of adoption.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2019, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six month periods ended June 30, 2019 and 2018, and the consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated March 1, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 1, 2019

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

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2019

Sales Performance

When comparing second quarter 2019 against second quarter 2018, sales performance was as follows:

●	Reported net sales increased 2% to $3,759 million, fixed currency sales and acquisition adjusted fixed currency sales increased 5% and 4%, respectively.
●	Fixed currency sales for our Global Industrial segment increased 8% to $1,394 million, acquisition adjusted fixed currency sales increased 6%, led by Water, Food and Beverage and Paper.
●	Fixed currency sales for our Global Institutional segment increased 4% to $1,324 million. Acquisition adjusted fixed currency sales increased 3%, led by growth in Institutional.
●	Fixed currency sales for our Global Energy segment increased 1% to $840 million. Acquisition adjusted fixed currency sales also increased 1%.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other sales increased 6% to $231 million, driven by sales growth in Pest Elimination.

Financial Performance

When comparing second quarter 2019 against second quarter 2018, our financial performance was as follows:

●	Reported operating income increased 1% to $499 million. Excluding the impact of special (gains) and charges from both 2019 and 2018 reported results, adjusted operating income increased 10% and our adjusted fixed currency operating income increased 14%.
●	Net income attributable to Ecolab increased 5% to $369 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, our adjusted net income attributable to Ecolab increased 12%.
●	Reported diluted EPS of $1.26 increased 5%. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, adjusted diluted EPS increased 12% to $1.42 in the second quarter of 2019.
●	Our reported tax rate was 20.8% during the second quarter of 2019, compared to 22.8% during the second quarter of 2018. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2019 and 2018 results, our adjusted tax rate was 20.6% and 20.3% during the second quarter of 2019 and 2018, respectively.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Product and equipment sales	$3,092.1	$3,060.5		$5,978.4	$5,920.1
Service and lease sales	$667.3	629.1		1,286.4	1,240.4
Reported GAAP net sales	$3,759.4	$3,689.6	2%	$7,264.8	$7,160.5	1%
Effect of foreign currency translation	28.9	(74.1)		46.5	(148.9)
Non-GAAP fixed currency sales	$3,788.3	$3,615.5	5%	$7,311.3	$7,011.6	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2019 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2019	2019
Volume	1%	1%
Price changes	3	3
Acquisition adjusted fixed currency sales change	4	4
Acquisitions and divestitures	1	0
Fixed currency sales change	5	4
Foreign currency translation	(3)	(3)
Reported GAAP net sales change	2%	1%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2019		2018		2019		2018
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,805.8		$1,751.6		$3,515.8		$3,447.8
Service and lease cost of sales	402.4		394.5		782.0		770.6
Reported GAAP COS and gross margin	$2,208.2	41.3%	$2,146.1	41.8%	$4,297.8	40.8%	$4,218.4	41.1%
Special (gains) and charges	7.9		(0.1)		11.5		(0.1)
Non-GAAP adjusted COS and gross margin	$2,200.3	41.5%	$2,146.2	41.8%	$4,286.3	41.0%	$4,218.5	41.1%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.3% and 41.8% for the second quarter of 2019 and 2018, respectively. Our reported gross margin for the first six months of 2019 and 2018 was 40.8% and 41.1%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 34.

Excluding the impact of special (gains) and charges within COS, second quarter 2019 adjusted gross margin was 41.5% and our adjusted gross margin for the first six months of 2019 was 41.0%. These percentages compared against a second quarter 2018 adjusted gross margin of 41.8% and an adjusted gross margin of 41.1% for the first six months of 2018.

Our adjusted gross margin decreased when comparing the second quarter of 2019 against the second quarter of 2018 and decreased compared to the first six months of 2019 and 2018, which was driven primarily by higher delivered product costs and business mix, partially offset by improved pricing and cost savings.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 26.7% and 27.7% for the second quarter and first six months of 2019, respectively, compared to 28.1% and 28.7% for the second quarter and first six months of 2018. The decreased SG&A ratio to sales in the second quarter of 2019 was driven primarily by sales volume leverage, cost savings actions and business mix which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2019	2018	2019	2018
Cost of sales
Restructuring activities	$6.6	$0.4	$10.0	$0.4
Acquisition and integration activities	1.3	(0.5)	1.5	(0.5)
Subtotal	7.9	(0.1)	11.5	(0.1)

Special (gains) and charges
Restructuring activities	30.9	8.9	68.0	9.2
Upstream energy spin-off	14.5	-	18.8	-
Acquisition and integration activities	0.4	1.8	2.9	2.3
Other	4.1	1.4	0.5	26.6
Subtotal	49.9	12.1	90.2	38.1

Operating income subtotal	57.8	12.0	101.7	38.0

Interest expense, net	-	-	0.2	-
Total special (gains) and charges	$57.8	$12.0	$101.9	$38.0

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the first quarter of 2019, we raised our goals for the Plan to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. We now expect that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($190 million after tax), or $0.65 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $37.5 million ($29.1 million after tax), or $0.10 per diluted share and $78.0 million ($59.5 million after tax), or $0.20 per diluted share in the second quarter and first six months of 2019, respectively. The liability related to this Plan was $90.6 million as of the end of the second quarter of 2019. We have recorded $182.6 million ($139.1 million after tax), or $0.47 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

For the first six months of 2019, the Plan has delivered $45 million of cost savings with estimated annual cost savings of $325 million by 2021.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	63.6	0.6	13.8	78.0
Net cash payments	(39.8)	0.2	(10.7)	(50.3)
Non-cash charges	-	(0.8)	-	(0.8)
Effect of foreign currency translation	(0.2)	-	-	(0.2)
Restructuring liability, June 30, 2019	$84.4	$-	$6.2	$90.6

Other Restructuring Activities

Prior to 2018, we engaged in a number of restructuring plans. During the first six months of 2019, net restructuring charges related to the prior year plans were minimal. During the second quarter and first six months of 2018, net restructuring gains related to prior year plans were $0.8 million ($0.6 million after tax), or less than $0.01 and $0.5 million ($0.3 million after tax) or less than $0.01 per diluted share. The restructuring liability balance for all plans commencing prior to 2018 was $10.5 million and $14.9 million as of June 30, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance payments. The majority of pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to restructuring plans commencing prior to 2019 were $4.3 million.

Upstream energy spin-off

During the first quarter of 2019, we announced our intention to pursue a plan to separate and spin-off the Upstream business of Ecolab’s Global Energy segment (the Upstream Business). The charges reported in special (gains) and charges on the Consolidated Statement of Income include $14.5 million ($12.4 million after tax) or $0.04 per diluted share and $18.8 million ($15.7 million after tax) or $0.05 per diluted share in the second quarter and first six months of 2019, respectively. The charges are primarily related to professional fees to support the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share, and $2.9 million ($2.1 million after tax) or less than $0.01 per diluted share, in the second quarter and first six months of 2019, respectively. Charges are related to Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share, on the Consolidated Statement of Income in the first six months of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first six months of 2019.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.8 million ($1.3 million after tax) or less than $0.01 per diluted share and $2.3 million ($1.7 million after tax) or less than $0.01 per diluted share, in the second quarter and first six months of 2018, respectively. Charges are related to Anios integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the second quarter of 2018 relate to changes in estimates related to an early lease exit.

Other

During the second quarter and first six months of 2019, we recorded other special charges of $4.1 million ($3.1 million after tax) or $0.01 per diluted share and $0.5 million ($1.2 million gain after tax) or less than $0.01 per diluted share, respectively, which primarily related to legal charges partially offset by a litigation settlement.

During the second quarter and first six months of 2018, we recorded other special charges of $1.4 million and $26.6 million, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both second quarter and first six months of 2018.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP operating income	$498.6	$494.6	1%	$865.8	$848.9	2%
Special (gains) and charges	57.8	12.0		101.7	38.0
Non-GAAP adjusted operating income	556.4	506.6	10%	967.5	886.9	9%
Effect of foreign currency translation	4.4	(13.4)		5.5	(22.6)
Non-GAAP adjusted fixed currency operating income	$560.8	$493.2	14%	$973.0	$864.3	13%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2019	2018		2019	2018
Reported GAAP operating income margin	13.3%	13.4%		11.9%	11.9%
Non-GAAP adjusted operating income margin	14.8%	13.7%		13.3%	12.4%
Non-GAAP adjusted fixed currency operating income margin	14.8%	13.6%		13.3%	12.3%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 1% and 2% in the second quarter and first six months of 2019, respectively, versus the comparable periods of 2018. Our reported operating income for 2019 and 2018 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2019 and 2018 reported results, our adjusted operating income increased 10% and 9% in the second quarter and first six months of 2019, respectively.

As shown in the previous table, foreign currency had a 4% impact on adjusted operating income growth for both the second quarter and first six months of 2019 and 2018.

Other (Income) Expense

Other income was $20.9 million and $19.6 million in the second quarter of 2019 and 2018, respectively. Other income was $42.1 million and $39.0 million in the first six months of 2019 and 2018, respectively. Other income increased due to the return on pension assets and lower non-service costs of our pension obligations.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP interest expense, net	$49.5	$56.3	(12)%	$98.9	$112.7	(12)%
Special (gains) and charges	-	-		0.2	-
Non-GAAP adjusted interest expense, net	$49.5	$56.3	(12)%	$98.7	$112.7	(12)%

Reported net interest expense was $49.5 million and $56.3 million in the second quarter of 2019 and 2018, respectively. Reported net interest expense in the first six months of 2019 and 2018 was $98.9 million and $112.7 million, respectively. The decrease in net interest expense when comparing 2019 against 2018 was driven primarily lower outstanding debt and higher interest income.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2019	2018	2019	2018

Reported GAAP tax rate	20.8%	22.8%	16.9%	22.4%
Tax rate impact of:
The Tax Act	(1.2)	(3.9)	(0.1)	(3.6)
Special (gains) and charges	-	0.1	0.8	0.1
Discrete tax items	1.0	1.3	3.0	2.1
Non-GAAP adjusted tax rate	20.6%	20.3%	20.6%	21.0%

Our reported tax rate was 20.8% and 22.8% for the second quarter of 2019 and 2018, respectively, and 16.9% and 22.4% for the first six months of 2019 and 2018, respectively. The change in our tax rate for the second quarter and first six months of 2019 versus the comparable periods of 2018 was driven primarily by discrete tax items, special (gains) and charges, tax planning and the geographic mix of income. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net tax expense related to discrete tax items of $1.0 million and net benefits of $26.7 million in the second quarter and first six months of 2019. Share-based compensation excess tax benefit contributed $13.1 million and $31.8 million in the second quarter and first six months of 2019, respectively. We also recognized expense of $6.2 million and $1.1 million in the second quarter and first six months of 2019, respectively, due to issuance of technical guidance during the quarter related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, we recognized expense of $10.2 million in the second quarter and first six months of 2019 due to issuance of technical guidance during the quarter related to the calculation of foreign tax credits. The remaining discrete benefit was primarily related to changes in tax rates in non-U.S. jurisdictions.

We recorded a net discrete tax benefit of $12.1 million and $12.0 million in the second quarter and first six months of 2018. We recorded discrete tax expense of $18.2 million and $29.5 million in the second quarter and first six months of 2018, respectively, for the one-time transition tax due to issuance of technical guidance during the respective quarters. Discrete tax items include excess tax benefits related to share-based compensation of $6.0 million and $12.8 million during the second quarter and first six months of 2018. The remaining discrete tax benefits related to changes in our state tax profile and changes in reserves in non-U.S. jurisdictions were recorded in the second quarter and first six months of 2018.

The slight increase in the 2019 second quarter adjusted tax rate compared to 2018 was primarily due to geographic mix of income and increase in tax expense due to U.S. Tax Reform. The decrease in the 2019 adjusted tax rate compared to 2018 was primarily due to tax planning.

Net Income Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP net income attributable to Ecolab	$368.6	$351.3	5%	$665.1	$598.6	11%
Adjustments:
Special (gains) and charges, after tax	45.9	8.9		77.4	28.6
Discrete tax net expense (benefit)	1.0	12.1		(26.7)	12.0
Non-GAAP adjusted net income attributable to Ecolab	$415.5	$372.3	12%	$715.8	$639.2	12%

Diluted EPS

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2019	2018	Change	2019	2018	Change
Reported GAAP diluted EPS	$1.26	$ 1.20	5%	$2.28	$ 2.04	11%
Adjustments:
Special (gains) and charges	0.16	0.03		0.26	0.10
Discrete tax net expense (benefit)	-	0.04		(0.09)	0.04
Non-GAAP adjusted diluted EPS	$1.42	$ 1.27	12%	$2.45	$ 2.18	12%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.05 and $0.09 per share on diluted EPS for the second quarter and first six months of 2019, when compared to the second quarter and first six months of 2018, respectively.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2019 and 2018 for our reportable segments are shown in the following tables.

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Global Industrial	$1,393.9	$1,290.2	8%	$2,683.1	$2,480.4	8%
Global Institutional	1,323.5	1,277.5	4	2,538.8	2,464.5	3
Global Energy	840.4	831.0	1	1,652.1	1,657.5	(0)
Other	230.5	216.8	6	437.3	409.2	7
Subtotal at fixed currency	3,788.3	3,615.5	5	7,311.3	7,011.6	4
Effect of foreign currency translation	(28.9)	74.1		(46.5)	148.9
Consolidated reported GAAP net sales	$3,759.4	$3,689.6	2%	$7,264.8	$7,160.5	1%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2019	2018	Change	2019	2018	Change
Global Industrial	$208.7	$162.8	28%	$356.2	$284.8	25%
Global Institutional	258.9	247.0	5	454.8	442.7	3
Global Energy	88.9	86.4	3	167.3	155.0	8
Other	44.1	39.0	13	74.3	66.0	13
Corporate	(97.6)	(54.0)		(181.3)	(122.2)
Subtotal at fixed currency	503.0	481.2	5	871.3	826.3	5
Effect of foreign currency translation	(4.4)	13.4		(5.5)	22.6
Consolidated reported GAAP operating income	$498.6	$494.6	1%	$865.8	$848.9	2%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Second Quarter Ended
	June 30
Net Sales	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,393.9	$(27.3)	$1,366.6	$1,290.2	$(1.6)	$1,288.6
Global Institutional	1,323.5	(3.3)	1,320.2	1,277.5	-	1,277.5
Global Energy	840.4	-	840.4	831.0	(0.2)	830.8
Other	230.5	(0.2)	230.3	216.8	-	216.8
Subtotal at fixed currency	3,788.3	(30.8)	3,757.5	3,615.5	(1.8)	3,613.7
Effect of foreign currency translation	(28.9)			74.1
Total reported net sales	$3,759.4			$3,689.6

Operating Income	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$208.7	$0.8	$209.5	$162.8	$(0.8)	$162.0
Global Institutional	258.9	4.5	263.4	247.0	-	247.0
Global Energy	88.9	-	88.9	86.4	0.9	87.3
Other	44.1	(0.1)	44.0	39.0	-	39.0
Corporate	(39.8)	-	(39.8)	(42.0)	-	(42.0)
Non-GAAP adjusted fixed currency operating income	560.8	5.2	566.0	493.2	0.1	493.3
Special (gains) and charges	57.8			12.0
Subtotal at fixed currency	503.0			481.2
Effect of foreign currency translation	(4.4)			13.4
Total reported operating income	$498.6			$494.6

	Six Months Ended
	June 30
Net Sales	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$2,683.1	$(49.1)	$2,634.0	$2,480.4	$(9.4)	$2,471.0
Global Institutional	2,538.8	(6.5)	2,532.3	2,464.5	-	2,464.5
Global Energy	1,652.1	(0.1)	1,652.0	1,657.5	(2.5)	1,655.0
Other	437.3	(0.2)	437.1	409.2	(0.1)	409.1
Subtotal at fixed currency	7,311.3	(55.9)	7,255.4	7,011.6	(12.0)	6,999.6
Effect of foreign currency translation	(46.5)			148.9
Total reported net sales	$7,264.8			$7,160.5

Operating Income	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$356.2	$2.2	$358.4	$284.8	$(1.6)	$283.2
Global Institutional	454.8	6.5	461.3	442.7	-	442.7
Global Energy	167.3	-	167.3	155.0	2.1	157.1
Other	74.3	(0.1)	74.2	66.0	-	66.0
Corporate	(79.6)	-	(79.6)	(84.2)	-	(84.2)
Non-GAAP adjusted fixed currency operating income	973.0	8.6	981.6	864.3	0.5	864.8
Special (gains) and charges	101.7			38.0
Subtotal at fixed currency	871.3			826.3
Effect of foreign currency translation	(5.5)			22.6
Total reported operating income	$865.8			$848.9

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2019 against the second quarter and first six months of 2018.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$1,393.9	$1,290.2	$2,683.1	$2,480.4
Sales at public currency (millions)	1,380.8	1,327.2	2,662.1	2,553.2

Volume	2%		3%
Price changes	4%		3%
Acquisition adjusted fixed currency sales change	6%		7%
Acquisitions and divestitures	2%		1%
Fixed currency sales change	8%		8%
Foreign currency translation	(4)%		(4)%
Public currency sales change	4%		4%

Operating income at fixed currency (millions)	$208.7	$162.8	$356.2	$284.8
Operating income at public currency (millions)	206.8	170.5	353.9	297.8

Fixed currency operating income change	28%		25%
Fixed currency operating income margin	15.0%	12.6%	13.3%	11.5%
Acquisition adjusted fixed currency operating income change	29%		27%
Acquisition adjusted fixed currency operating income margin	15.3%	12.6%	13.6%	11.5%
Public currency operating income change	21%		19%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the second quarter and first six months of 2019, benefitting from pricing and volume gains. In the second quarter and first six months, all regions showed good sales growth.

At an operating segment level, Water fixed currency sales increased 8% in both the second quarter and first six months of 2019. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions in the quarter. Mining sales were led by new business wins. Food & Beverage fixed currency sales increased 9% (5% acquisition adjusted) in the second quarter of 2019 and 10% (6% acquisition adjusted) in the first six months of 2019, benefiting from corporate account wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the dairy, beverage and brewing and food businesses. Paper fixed currency sales increased 2% in the second quarter of 2019 and 4% in the first six months of 2019. Textile Care fixed currency sales increased 1% in the second quarter of 2019 and 2% in the first six months of 2019. Life Sciences fixed currency sales increased 43% (14% acquisition adjusted) in the second quarter of 2019 and 35% (14% acquisition adjusted) in the first six months of 2019 as we realized good growth from business wins and pricing execution in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the second quarter and first six months of 2019. Acquisitions had negative impact on the fixed currency operating income and a negative impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 2.7 and 2.1 percentage points during the second quarter and first six months of 2019, respectively, and were positively impacted approximately 3.8 and 3.7 percentage points by pricing and cost savings, which more than offset the approximately 0.7 and 1.6 percentage point margin impact of investments in the business and higher delivered product costs during the second quarter and first six months of 2019, respectively.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$1,323.5	$1,277.5	$2,538.8	$2,464.5
Sales at public currency (millions)	1,311.8	1,296.7	2,520.3	2,502.9

Volume	1%		1%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	3%		3%
Acquisitions and divestitures	1%		0%
Fixed currency sales change	4%		3%
Foreign currency translation	(2)%		(2)%
Public currency sales change	1%		1%

Operating income at fixed currency (millions)	$258.9	$247.0	$454.8	$442.7
Operating income at public currency (millions)	257.2	249.5	452.6	447.3

Fixed currency operating income change	5%		3%
Fixed currency operating income margin	19.6%	19.3%	17.9%	18.0%
Acquisition adjusted fixed currency operating income change	7%		4%
Acquisition adjusted fixed currency operating income margin	20.0%	19.3%	18.2%	18.0%
Public currency operating income change	3%		1%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the second quarter and first six months of 2019, driven by pricing gains. At a regional level, the second quarter sales fixed currency increase was led by good growth in Latin America and Asia Pacific.

At an operating segment level, Institutional fixed currency sales increased 3% in the second quarter and 2% in the first six months of 2019, reflecting the exit of low margin business. Global lodging demand continued to show moderate growth while global full service restaurant industry foot traffic remained soft. Specialty fixed currency sales increased 6% (5% acquisition adjusted) and 6% in the second quarter and first six months of 2019, led primarily from strong ongoing business and new account and program wins. Healthcare fixed currency sales increased 4% and 3% in the second quarter and first six months of 2019, as improved sales of environmental hygiene programs were partially offset by lower sales of non-core products.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in the second quarter and first six months of 2019. Fixed currency operating income margins increased in the second quarter and decreased in the first six months.

Acquisition adjusted fixed currency operating income margins increased 0.7 and 0.2 percentage points during the second quarter and first six months of 2019 and were positively impacted approximately 2.3 and 2.2 percentage points from improved pricing, cost savings, and sales volume increase during the second quarter and first six months of 2019, respectively. Investments in the business along with higher delivered product costs impacted approximately 1.0 and 1.7 percentage points during the second quarter and first six months of 2019, respectively.

Global Energy

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$840.4	$831.0	$1,652.1	$1,657.5
Sales at public currency (millions)	837.3	845.2	1,646.8	1,688.1

Volume	(1)%		(2)%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	1%		-%
Acquisitions and divestitures	0%		(0)%
Fixed currency sales change	1%		(0)%
Foreign currency translation	(2)%		(2)%
Public currency sales change	(1)%		(2)%

Operating income at fixed currency (millions)	$88.9	$86.4	$167.3	$155.0
Operating income at public currency (millions)	88.1	89.7	166.2	160.3

Fixed currency operating income change	3%		8%
Fixed currency operating income margin	10.6%	10.4%	10.1%	9.4%
Acquisition adjusted fixed currency operating income change	2%		6%
Acquisition adjusted fixed currency operating income margin	10.6%	10.5%	10.1%	9.5%
Public currency operating income change	(2)%		4%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Energy increased 1% in the second quarter and was flat for the first six months of 2019. Declines in the well stimulation business that were due to the reduced North America industry activity was offset by good growth in production sales. Downstream sales showed good growth reflecting pricing and improved North America sales.

Operating Income

Fixed currency operating income for Global Energy increased during the second quarter and first six months of 2019. Acquisitions had a positive impact on the fixed currency operating income for the second quarter and first six months of 2019, respectively, with minimal impact on the fixed currency operating income margins during the second quarter and first six months of 2019.

Acquisition adjusted fixed currency operating income margins increased 0.1 and 0.6 percentage points during the second quarter and first six months of 2019. Pricing increases and cost savings favorably impacted margins by approximately 2.5 and 2.9 percentage points during the second quarter and first six months of 2019, respectively. These gains more than offset a negative impact of approximately 2.1 and 2.1 percentage points related to lower sales volume and investments in the business during the second quarter and first six months of 2019, respectively.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$230.5	$216.8	$437.3	$409.2
Sales at public currency (millions)	229.5	220.5	435.6	416.3

Volume	4%		5%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	6%		7%
Acquisitions and divestitures	0%		(0)%
Fixed currency sales change	6%		7%
Foreign currency translation	(2)%		(2)%
Public currency sales change	4%		5%

Operating income at fixed currency (millions)	$44.1	$39.0	$74.3	$66.0
Operating income at public currency (millions)	43.9	39.5	74.0	66.9

Fixed currency operating income change	13%		13%
Fixed currency operating income margin	19.1%	18.0%	17.0%	16.1%
Acquisition adjusted fixed currency operating income change	13%		12%
Acquisition adjusted fixed currency operating income margin	19.1%	18.0%	17.0%	16.1%
Public currency operating income change	11%		11%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the second quarter and first six months of 2019 with strong gains in Pest Elimination. At a regional level, the second quarter and first six months of 2019 sales results showed good growth across all regions.

At an operating segment level, Pest Elimination fixed currency sales increased 7% in both the second quarter and first six months of 2019 led by sales growth in all regions. Colloidal Technologies Group fixed currency sales increased 5% in the second quarter and 8% in the first six months of 2019.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other increased 1.1 and 0.9 percentage points during the second quarter and first six months of 2019, respectively. The favorable impact of sales volume and pricing increases added approximately 2.7 and 2.8 percentage points for the second quarter and first six months of 2019, respectively. Field investments negatively impacted comparable margins by approximately 1.5 and 1.7 percentage points for the second quarter and first six months of 2019, respectively.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 38 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 34.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.8 billion as of June 30, 2019 compared to total assets of $20.1 billion as of December 31, 2018.

Total liabilities were $12.6 billion as of June 30, 2019 compared to total liabilities of $12.0 billion as of December 31, 2018. Total debt was $7.1 billion as of June 30, 2019 and $7.0 billion as of December 31, 2018. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2019	2018
(ratio)
Net debt to EBITDA	2.3	2.4

(millions)
Total debt	$7,056.5	$7,217.6
Cash	85.7	54.2
Net debt	$6,970.8	$7,163.4

Net income including noncontrolling interest	$1,511.1	$1,566.8
Provision for income taxes	327.3	282.5
Interest expense, net	208.5	245.6
Depreciation	639.1	610.9
Amortization	317.2	312.0
EBITDA	$3,003.2	$3,017.8

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2019	2018	Change
Cash provided by operating activities	$917.5	$785.7	$131.8

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by changes in sales volumes and timing of collections; timing of purchases and production usage levels; and volume of purchases and timing of payments.

Investing Activities

	Six Months Ended
	June 30
(millions)	2019	2018	Change
Cash used for investing activities	$(657.5)	$(444.4)	$(213.1)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first six months in 2019 and 2018, was $283 million and $70 million, respectively. Our acquisitions and divestitures across 2019 and 2018 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures, including software, were $371 million and $413 million in the first six months of 2019 and 2018, respectively.

Financing Activities

	Six Months Ended
	June 30
(millions)	2019	2018	Change
Cash used for financing activities	$(475.7)	$(506.5)	$30.8

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $348 million and $216 million of shares in the first six months of 2019 and 2018, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Six Months Ended
	June 30
(millions)	2019	2018	Change
Net issuances of commercial paper and notes payable	$434.3	$222.7	$211.6
Long-term debt repayments	(401.0)	(300.6)	(100.4)

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

As of June 30, 2019, we had $86 million of cash and cash equivalents on hand, substantially all of which was held outside of the U.S.

As of June 30, 2019, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2019, we had $480 million (€430 million) of commercial paper outstanding under our Euro program and $266 million outstanding under our U.S. program. There were no borrowings under our credit facility as of June 30, 2019 or 2018. As of June 30, 2019, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-2 by Fitch.

Our long-term debt issuance and repayment activity through the first six months of 2019 and 2018 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating needs.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2018 disclosed total notes payable and long-term debt due within one year of $577 million. As of June 30, 2019, the total notes payable and long-term debt due within one year decreased to $322 million. The commercial paper outstanding as of June 30, 2019 increased to $746 million. The commercial paper outstanding as of December 31, 2018 was $165 million.

In the second quarter of 2019 and 2018 we recorded a one-time transition tax expense of $6 million and $18 million, respectively. In the first six months of 2019 and 2018 we recorded a one-time transition tax expense of $1 million and $30 million, respectively. The one-time transition tax was primarily due to the issuance of technical guidance during the quarter.

Our gross liability for uncertain tax positions was $51 million as of June 30, 2019 and $50 million as of December 31, 2018. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

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

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first six months of 2019, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the second quarter represented less than 1% of our consolidated assets.

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

For the six months ended June 30, 2019, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

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

NON-GAAP FINANCIAL MEASURES

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Fixed currency sales
●	Acquisition adjusted fixed currency sales
●	Adjusted cost of sales
●	Adjusted gross margin
●	Fixed currency operating income
●	Fixed currency operating income margin
●	Adjusted operating income
●	Adjusted operating income margin
●	Adjusted fixed currency operating income
●	Adjusted fixed currency operating income margin
●	Acquisition adjusted fixed currency operating income
●	Acquisition adjusted fixed currency operating income margin
●	EBITDA
●	Adjusted interest expense, net
●	Adjusted tax rate
●	Adjusted net income attributable to Ecolab
●	Adjusted diluted EPS

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

Item 4. Controls and Procedures

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through June 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
April 1-30, 2019	566,901		182.1216		566,901		7,437,825
May 1-31, 2019	565,163		181.7243		562,699		6,875,126
June 1-30, 2019	54,773		184.1664		54,316		6,820,810
Total	1,186,837		182.0268		1,183,916		6,820,810

(1)	Includes 2,921 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.2 million during the subsidiary’s fiscal second quarter ended May 31, 2019, and additional sales of such products totaling $0.1 million during June 2019. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

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

ECOLAB INC.

Date: August 1, 2019	By:	/s/ Scott D. Kirkland
Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)