Form 10-Q
period 2019-09-30
ECOLAB INC.
filed 2019-10-31
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2019: 288,244,379 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2019	2018	2019	2018

Product and equipment sales	$3,117.7	$3,101.4	$9,096.1	$9,021.5
Service and lease sales	700.2	645.8	1,986.6	1,886.2
Net sales	3,817.9	3,747.2	11,082.7	10,907.7
Product and equipment cost of sales	1,792.7	1,809.8	5,308.5	5,257.6
Service and lease cost of sales	414.7	380.9	1,196.7	1,151.5
Cost of sales (including special charges (a))	2,207.4	2,190.7	6,505.2	6,409.1
Selling, general and administrative expenses	962.5	964.7	2,973.5	3,019.8
Special (gains) and charges	60.4	75.6	150.6	113.7
Operating income	587.6	516.2	1,453.4	1,365.1
Other (income) expense	(20.8)	(21.0)	(62.9)	(60.0)
Interest expense, net (b)	46.1	55.7	145.0	168.4
Income before income taxes	562.3	481.5	1,371.3	1,256.7
Provision for income taxes	93.0	43.2	229.4	216.6
Net income including noncontrolling interest	469.3	438.3	1,141.9	1,040.1
Net income attributable to noncontrolling interest	5.1	2.9	12.6	6.1
Net income attributable to Ecolab	$464.2	$435.4	$1,129.3	$1,034.0

Earnings attributable to Ecolab per common share
Basic	$ 1.61	$ 1.51	$ 3.92	$ 3.58
Diluted	$ 1.59	$ 1.48	$ 3.86	$ 3.53

Weighted-average common shares outstanding
Basic	288.1	288.8	288.0	288.8
Diluted	292.8	293.4	292.5	293.1

(a)	Cost of sales includes special (gains) and charges, net of $11.3 and $3.6 in the third quarter of 2019 and 2018, respectively, and $22.8 and $3.5 in the first nine months of 2019 and 2018, respectively, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special charges of $0.2 in the first nine months of 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018

Net income including noncontrolling interest	$469.3	$438.3	$1,141.9	$1,040.1

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(73.5)	(201.8)	(102.7)	(218.9)
Gain (loss) on net investment hedges	20.9	9.1	37.0	31.9
Total foreign currency translation adjustments	(52.6)	(192.7)	(65.7)	(187.0)

Derivatives and hedging instruments	(0.9)	11.0	(2.9)	26.3

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	5.8	7.8	9.2	24.1
Postretirement benefits changes	-	-	-	14.4
Total pension and postretirement benefits	5.8	7.8	9.2	38.5

Subtotal	(47.7)	(173.9)	(59.4)	(122.2)

Total comprehensive income, including noncontrolling interest	421.6	264.4	1,082.5	917.9
Comprehensive income attributable to noncontrolling interest	5.7	1.7	15.0	5.9
Comprehensive income attributable to Ecolab	$415.9	$262.7	$1,067.5	$912.0

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$135.9	$114.7
Accounts receivable, net	2,722.5	2,662.5
Inventories	1,586.7	1,546.4
Other current assets	425.0	354.1
Total current assets	4,870.1	4,677.7
Property, plant and equipment, net	3,861.5	3,836.0
Goodwill	7,220.6	7,078.0
Other intangible assets, net	3,728.3	3,797.7
Operating lease assets	570.3	-
Other assets	584.8	685.1
Total assets	$20,835.6	$20,074.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$779.1	$743.6
Accounts payable	1,269.4	1,255.6
Compensation and benefits	536.2	579.7
Income taxes	75.0	100.6
Other current liabilities	1,259.8	1,006.1
Total current liabilities	3,919.5	3,685.6
Long-term debt	5,966.9	6,301.6
Postretirement health care and pension benefits	793.6	944.3
Deferred income taxes	821.6	764.6
Operating lease liabilities	418.9	-
Other liabilities	302.7	324.8
Total liabilities	12,223.2	12,020.9
Commitments and contingencies (Note 17)

Equity (a)
Common stock	359.4	357.0
Additional paid-in capital	5,874.1	5,633.2
Retained earnings	9,699.7	8,909.5
Accumulated other comprehensive loss	(1,884.7)	(1,761.7)
Treasury stock	(5,480.8)	(5,134.8)
Total Ecolab shareholders’ equity	8,567.7	8,003.2
Noncontrolling interest	44.7	50.4
Total equity	8,612.4	8,053.6
Total liabilities and equity	$20,835.6	$20,074.5

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 288.2 shares outstanding at September 30, 2019 and 287.7 shares outstanding at December 31, 2018. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2019	2018

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,141.9	$1,040.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	488.3	461.5
Amortization	240.2	238.9
Deferred income taxes	17.8	56.6
Share-based compensation expense	73.2	75.5
Pension and postretirement plan contributions	(164.0)	(46.0)
Pension and postretirement plan expense	15.4	23.4
Restructuring charges, net of cash paid	31.2	57.4
Other, net	14.5	20.0
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(75.7)	(161.3)
Inventories	(47.6)	(171.2)
Other assets	(142.2)	(22.9)
Accounts payable	11.0	52.2
Other liabilities	(4.3)	(173.8)
Cash provided by operating activities	1,599.7	1,450.4

INVESTING ACTIVITIES
Capital expenditures	(550.4)	(634.1)
Property and other assets sold	8.5	29.5
Acquisitions and investments in affiliates, net of cash acquired	(386.6)	(77.6)
Divestiture of businesses	6.8	9.2
Settlement of net investment hedges	-	14.1
Other, net	(7.5)	10.0
Cash used for investing activities	(929.2)	(648.9)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	149.5	115.7
Long-term debt repayments	(400.6)	(301.8)
Reacquired shares	(348.6)	(321.4)
Dividends paid	(418.0)	(370.8)
Exercise of employee stock options	171.7	85.8
Acquisition related liabilities and contingent consideration	(1.5)	(10.2)
Acquisition of noncontrolling interests	-	(13.1)
Other, net	-	(3.7)
Cash used for financing activities	(847.5)	(819.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	18.9	10.2

Decrease in cash, cash equivalents and restricted cash	(158.1)	(7.8)
Cash, cash equivalents and restricted cash, beginning of period (a)	294.0	211.4
Cash, cash equivalents and restricted cash, end of period (b)	$135.9	$203.6

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of September 30, 2019 and 2018.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2019 and 2018
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2018	$355.9	$5,545.6	$8,329.9	$(1,592.7)	$(4,789.2)	$7,849.5	$59.0	$7,908.5

Net income			435.4			435.4	2.9	438.3
Other comprehensive income (loss) activity				(172.7)		(172.7)	(1.2)	(173.9)
Cash dividends declared (a)			(118.4)			(118.4)	(0.1)	(118.5)
Changes in noncontrolling interests		(7.7)				(7.7)	(7.0)	(14.7)
Stock options and awards	0.6	48.1			0.2	48.9		48.9
Reacquired shares					(105.6)	(105.6)		(105.6)
Balance, September 30, 2018	$356.5	$5,586.0	$8,646.9	$(1,765.4)	$(4,894.6)	$7,929.4	$53.6	$7,983.0

Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

Net income			464.2			464.2	5.1	469.3
Other comprehensive income (loss) activity				(48.3)		(48.3)	0.6	(47.7)
Cash dividends declared (a)			(132.5)			(132.5)	(5.0)	(137.5)
Stock options and awards	0.5	58.4			1.2	60.1		60.1
Reacquired shares					(1.2)	(1.2)		(1.2)
Balance, September 30, 2019	$359.4	$5,874.1	$9,699.7	$(1,884.7)	$(5,480.8)	$8,567.7	$44.7	$8,612.4

	Nine Months Ended September 30, 2019 and 2018
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2017	$354.7	$5,435.7	$8,011.6	$(1,643.4)	$(4,575.0)	$7,583.6	$70.2	$7,653.8

New accounting guidance adoption (b)			(43.6)			(43.6)		(43.6)
Net income			1,034.0			1,034.0	6.1	1,040.1
Other comprehensive income (loss) activity				(122.0)		(122.0)	(0.2)	(122.2)
Cash dividends declared (a)			(355.1)			(355.1)	(15.4)	(370.5)
Changes in noncontrolling interests		(7.7)				(7.7)	(7.1)	(14.8)
Stock options and awards	1.8	158.0			1.8	161.6		161.6
Reacquired shares					(321.4)	(321.4)		(321.4)
Balance, September 30, 2018	$356.5	$5,586.0	$8,646.9	$(1,765.4)	$(4,894.6)	$7,929.4	$53.6	$7,983.0

Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6

New accounting guidance adoption (c)			58.4	(61.2)		(2.8)		(2.8)
Net income			1,129.3			1,129.3	12.6	1,141.9
Other comprehensive income (loss) activity				(61.8)		(61.8)	2.4	(59.4)
Cash dividends declared (a)			(397.5)			(397.5)	(20.7)	(418.2)
Stock options and awards	2.4	240.9			2.6	245.9		245.9
Reacquired shares					(348.6)	(348.6)		(348.6)
Balance, September 30, 2019	$359.4	$5,874.1	$9,699.7	$(1,884.7)	$(5,480.8)	$8,567.7	$44.7	$8,612.4

(a)	Dividends declared per common share were $0.46 and $0.41 in the third quarter of 2019 and 2018, respectively and $1.38 and $1.23 in the first nine months of 2019 and 2018, respectively.
(b)	Upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.
(c)	Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.

See Note 18 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter and nine months ended September 30, 2019 and 2018 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

With respect to the unaudited financial information of the Company for the third quarter and nine months ended September 30, 2019 and 2018 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 31, 2019 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Cost of sales
Restructuring activities	$6.2	$5.9	$16.2	$6.3
Acquisition and integration activities	5.1	(0.1)	6.6	(0.6)
Other	-	(2.2)	-	(2.2)
Subtotal	11.3	3.6	22.8	3.5

Special (gains) and charges
Restructuring activities	25.0	73.1	93.0	82.3
Upstream energy spin-off	29.7	-	48.5	-
Acquisition and integration activities	2.0	2.4	4.9	4.7
Other	3.7	0.1	4.2	26.7
Subtotal	60.4	75.6	150.6	113.7

Operating income subtotal	71.7	79.2	173.4	117.2

Interest expense, net	-	-	0.2	-
Total special (gains) and charges	$71.7	$79.2	$173.6	$117.2

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

The Company recorded restructuring charges of $28.8 million ($19.7 million after tax) and $106.8 million ($79.2 million after tax) in the third quarter and first nine months of 2019, respectively, primarily related to severance. The liability related to the Plan was $97.7 million as of the end of the third quarter. The Company has recorded $211.4 million ($158.8 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	93.7	0.1	13.0	106.8
Net cash payments	(61.6)	0.4	(10.8)	(72.0)
Non-cash charges	-	(0.5)	-	(0.5)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, September 30, 2019	$92.4	$-	$5.3	$97.7

Other Restructuring Activities

During third quarter of 2019, the Company incurred restructuring charges of $2.7 million ($2.2 million after tax) related to an immaterial restructuring plan. The charges are comprised of facility closure costs, including asset disposals and consulting fees.

Prior to 2018, the Company engaged in a number of restructuring plans. During both the third quarter and first nine months of 2019, net restructuring gains related to prior year plans were $0.3 million ($0.2 million after tax). During the third quarter and first nine months of 2018, net restructuring gains related to the prior year plans were $0.4 million ($0.3 million after tax) and $0.9 million ($0.6 million after tax), respectively. The gains recorded were due to finalizing estimates upon completion of projects. The restructuring liability balance for all plans commencing prior to 2018 was $9.6 million and $14.9 million as of September 30, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance and lease payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to restructuring plans commencing prior to 2018 were $4.8 million.

Upstream Energy spin-off

During the first quarter of 2019, the Company announced its intention to pursue a plan to separate and spin-off the Upstream business of Ecolab’s Global Energy segment (the Upstream Business). The charges associated with the spin-off reported in special (gains) and charges on the Consolidated Statement of Income include $29.7 million ($24.0 million after tax) and $48.5 million ($39.7 million after tax) in the third quarter and first nine months of 2019, respectively, which are primarily related to professional fees.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.0 million ($1.5 million after tax) and $4.9 million ($3.6 million after tax) in the third quarter and first nine months of 2019, respectively. Charges are related to the Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $5.1 million ($3.8 million after tax) and $6.6 million ($4.9 million after tax) on the Consolidated Statement of Income in the third quarter and first nine months of 2019, respectively, relate to the recognition of fair value step-up in the Bioquell inventory and severance related to the closure of a facility. The Company also incurred $0.2 million ($0.1 million after tax) of interest expense in the first nine months of 2019.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.4 million ($1.6 million after tax) and $4.7 million ($3.3 million after tax) in the third quarter and first nine months of 2018, respectively. Charges are related to Anios integration costs, advisory and legal fees. Gains reported in product and equipment cost of sales of $0.1 million ($0.1 million after tax) and $0.6 million ($0.5 million after tax) on the Consolidated Statement of Income in the third quarter and first nine months of 2018, respectively, relate to changes in estimates related to an early lease exit.

Further information related to the Company’s acquisitions is included in Note 3.

Other

During the third quarter and first nine months of 2019, the Company recorded other special charges of $3.7 million ($2.7 million after tax) and $4.2 million ($1.5 million gain after tax), respectively, which primarily related to legal charges partially offset by a litigation settlement.

During the third quarter and first nine months of 2018, the Company recorded other special charges of $0.1 million and $26.7 million, respectively. The charges recorded in the first nine months of 2018 primarily consisted of a $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both the third quarter and first nine months of 2018. Other special gains reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 of $2.2 million ($1.7 million net of tax) related to changes in estimates for an inventory LIFO reserve.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during the first nine months of 2019 and 2018 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2019 Activity

During the first quarter of 2019, the Company acquired Bioquell, a life sciences business which sells bio-decontamination products and services to the Life Sciences and Healthcare industries. This business became part of the Global Industrial reportable segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released to the Company upon closing of the transaction in February 2019. As shown within Note 4, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2018.

Also, during the first quarter of 2019, the Company acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reportable segment. The purchase price included an earn-out based on certain revenue thresholds in any of the full three years following the acquisition. The acquisition date fair value of the earn-out was reflected in the overall purchase consideration exchanged for the acquisition and recorded as contingent consideration. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of September 30, 2019.

During the third quarter of 2019, the Company acquired Chemstar Corporation, a leading provider of cleaning and sanitizing products for the retail industry with a focus on cleaning chemicals and food safety. This acquired business became part of the Global Institutional reportable segment.

These acquisitions have been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values, primarily working capital adjustments, are not yet finalized and are subject to change. Annualized sales for the businesses acquired in 2019 are $105 million. There were insignificant purchase price adjustments related to prior year acquisitions.

2018 Activity

During the first nine months of 2018, the Company acquired a water business which provides a range of services to Nalco Water institutional customers. This acquired business became part of the Company’s Global Industrial reportable segment. In addition, the Company acquired an institutional business which provides a range of cleaning and disinfection products for the hospitality, leisure, residential care, housekeeping and janitorial sectors. These acquisitions have been accounted for using the acquisition method of accounting. There were insignificant purchase price adjustments related to prior year acquisitions.

The components of the cash paid for acquisitions for transactions during the third quarter and first nine months of 2019 and 2018 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Net tangible assets (liabilities) acquired and equity method investments	$8.0	$(0.5)	$(1.4)	$1.9

Identifiable intangible assets
Customer relationships	37.0	-	108.9	40.8
Trademarks	3.0	-	23.4	1.1
Other technology	3.0	-	48.9	4.0
Total intangible assets	43.0	-	181.2	45.9

Goodwill	49.0	-	229.5	30.4
Total aggregate purchase price	100.0	(0.5)	409.3	78.2

Acquisition related liabilities and contingent consideration	(2.2)	-	(22.7)	(0.6)
Net cash paid for acquisitions, including acquisition related
liabilities and contingent consideration	$97.8	$(0.5)	$386.6	$77.6

The 2019 and 2018 acquisition related liabilities are related to holdback liabilities and contingent consideration.

The weighted average useful life of these identifiable intangible assets acquired was 12 and 11 years as of September 30, 2019 and 2018, respectively.

Dispositions

There were no significant business dispositions during the first nine months of 2019 and 2018.

Subsequent Events

In October 2019, the United Kingdom’s Competition and Markets Authority (CMA) announced the results of its review of the Company’s acquisition of Holchem Group Limited (“Holchem”), a UK based cleaning products business acquired in the fourth quarter of 2018, that requires the Company to divest Holchem. The Company disagrees with the decision and continues to believe the UK market will remain highly competitive following the acquisition. The Company is reviewing the full report in detail and is considering options and next steps, including an appeal of the decision.

4. BALANCE SHEET INFORMATION

	September 30	December 31
(millions)	2019	2018
Accounts receivable, net
Accounts receivable	$2,783.2	$2,723.1
Allowance for doubtful accounts	(60.7)	(60.6)
Total	$2,722.5	$2,662.5

Inventories
Finished goods	$1,003.6	$1,016.9
Raw materials and parts	580.9	525.6
Inventories at FIFO cost	1,584.5	1,542.5
FIFO cost to LIFO cost difference	2.2	3.9
Total	$1,586.7	$1,546.4

Other current assets
Prepaid assets	$149.9	$132.1
Taxes receivable	154.9	144.2
Derivative assets	95.3	42.8
Other	24.9	35.0
Total	$425.0	$354.1

Property, plant and equipment, net
Land	$215.1	$214.5
Buildings and leasehold improvements	1,336.1	1,279.4
Machinery and equipment	2,416.7	2,313.7
Merchandising and customer equipment	2,727.3	2,565.5
Capitalized software	763.0	666.2
Construction in progress	345.3	400.2
	7,803.5	7,439.5
Accumulated depreciation	(3,942.0)	(3,603.5)
Total	$3,861.5	$3,836.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,720.5	3,649.3
Trademarks	408.0	384.9
Patents	477.4	470.2
Other technology	291.3	242.8
	4,897.2	4,747.2
Accumulated amortization
Customer relationships	(1,769.5)	(1,604.0)
Trademarks	(197.1)	(175.2)
Patents	(225.7)	(207.3)
Other technology	(206.6)	(193.0)
	(2,398.9)	(2,179.5)
Net intangible assets subject to amortization	2,498.3	2,567.7
Total	$3,728.3	$3,797.7

Other assets
Deferred income taxes	$109.8	$105.1
Pension	44.5	39.0
Derivative asset	54.8	11.8
Restricted cash	-	179.3
Other	375.7	349.9
Total	$584.8	$685.1

	September 30	December 31
(millions)	2019	2018
Other current liabilities
Discounts and rebates	$332.8	$291.3
Dividends payable	132.6	132.4
Interest payable	65.4	44.5
Taxes payable, other than income	106.4	116.9
Derivative liabilities	48.6	20.1
Restructuring	107.0	73.7
Contract liability	83.6	75.8
Operating lease liabilities	151.7	-
Other	231.7	251.4
Total	$1,259.8	$1,006.1

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(3.6)	$2.0
Unrecognized pension and postretirement benefit expense, net of tax	(568.2)	(518.9)
Cumulative translation, net of tax	(1,312.9)	(1,244.8)
Total	$(1,884.7)	$(1,761.7)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2019 and December 31, 2018.

	September 30	December 31
(millions)	2019	2018
Short-term debt
Commercial paper	$459.3	$165.4
Notes payable	19.1	176.8
Long-term debt, current maturities	300.7	401.4
Total	$779.1	$743.6

Line of Credit

As of September 30, 2019, the Company had a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2019 or December 31, 2018.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of September 30, 2019, the Company had $384.4 million (€357.5 million) of commercial paper outstanding under its Euro program and $75.0 million outstanding under its U.S. program. As of December 31, 2018, the Company had $141.4 million (€125.0 million) of commercial paper outstanding under its Euro program and $24.0 million outstanding under its U.S. program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2019 and December 31, 2018, the Company had $19.1 million and $176.8 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2019 and December 31, 2018.

	Maturity	September 30	December 31
(millions)	by Year	2019	2018

Long-term debt
Public notes (2019 principal amount)
Three year 2016 senior notes ($400 million)	2019	$-	$399.7
Five year 2015 senior notes ($300 million)	2020	299.9	299.5
Ten year 2011 senior notes ($1.02 billion)	2021	1,018.1	1,017.6
Five year 2017 senior notes ($500 million)	2022	497.6	496.9
Seven year 2016 senior notes ($400 million)	2023	398.4	398.0
Seven year 2016 senior notes (€575 million)	2024	626.0	644.1
Ten year 2015 senior notes (€575 million)	2025	627.7	646.3
Ten year 2016 senior notes ($750 million)	2026	744.3	743.8
Ten year 2017 senior notes ($500 million)	2027	495.3	494.8
Thirty year 2011 senior notes ($458 million)	2041	451.8	451.6
Thirty year 2016 senior notes ($250 million)	2046	246.2	246.1
Thirty year 2017 senior notes ($700 million)	2047	610.0	609.0
Private notes (2019 principal amount)
Series B private placement senior notes ($250 million)	2023	249.5	249.4
Finance lease obligations and other		2.8	6.2
Total debt		6,267.6	6,703.0
Long-term debt, current maturities		(300.7)	(401.4)
Total long-term debt		$5,966.9	$6,301.6

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

Covenants

The Company is in compliance with its debt covenants as of September 30, 2019.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2019 and 2018 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Interest expense	$53.0	$58.3	$164.1	$179.5
Interest income	(6.9)	(2.6)	(19.1)	(11.1)
Interest expense, net	$46.1	$55.7	$145.0	$168.4

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

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine months ended September 30, 2019 were as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2018	$2,730.8	$1,015.3	$3,126.6	$205.3	$7,078.0
Current year business combinations (a)	92.9	136.0	-	0.7	229.6
Prior year business combinations (b)	(0.1)	-	-	-	(0.1)
Effect of foreign currency translation	(33.6)	(13.7)	(37.2)	(2.4)	(86.9)
September 30, 2019	$2,790.0	$1,137.6	$3,089.4	$203.6	$7,220.6

(a)	Represents goodwill associated with current year acquisitions. The Company expects $49.4 million of the goodwill related to businesses acquired to be tax deductible.
(b)	Represents the purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

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

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the third quarter of 2019 and 2018 was $79.7 million and $78.6 million, respectively. Total amortization expense related to other intangible assets during the first nine months of 2019 and 2018 was $240.2 million and $238.9 million, respectively. Estimated amortization for the remaining three month period of 2019 related to other amortizable intangible assets is expected to be approximately $81 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$165.8	$-	$165.8	$-

Liabilities
Foreign currency forward contracts	64.3	-	64.3	-

	December 31, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$72.3	$-	$72.3	$-

Liabilities
Foreign currency forward contracts	41.1	-	41.1	-
Interest rate swap agreements	0.2	-	0.2	-

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

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement. Contingent consideration is classified within level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective earn-out. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration was not material to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,267.6	$6,914.4	$6,703.0	$6,844.7

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivatives Assets		Derivatives Liabilities
	September 30	December 31	September 30	December 31
(millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	$94.1	$40.4	$2.5	$10.2
Interest rate swap agreements	-	-	-	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	71.7	31.9	61.8	30.9
Gross value of derivatives	165.8	72.3	64.3	41.3

Gross amounts offset in the Consolidated Balance Sheet	(15.7)	(17.7)	(15.7)	(17.7)
Net value of derivatives	$150.1	$54.6	$48.6	$23.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	September 30	December 31
(millions)	2019	2018

Foreign currency forward contracts	$ 5,865	$ 6,226
Interest rate agreements	-	400

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

The interest rate swaps referenced above were designated as fair value hedges.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

Line item in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	Third Quarter Ended		Third Quarter Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Long-term debt	$-	$647.8	$-	$1.6

Net Investment Hedges

The Company designates its outstanding $1,254 million (€1,150 million at the end of the third quarter of 2019) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. $329 million (€300 million at the end of the third quarter of 2019) of Euro commercial paper were also designated as a hedge of existing foreign currency exposures. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Revaluation gains (losses), net of tax	$20.8	$9.1	$37.0	$31.9

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$3.9	$2.8	$-	$(2.0)	$12.4	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	(5.9)	-	-	10.4
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.2)	-	-	(1.3)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	(2.0)
Derivatives designated as hedging instruments	-	-	-	-	-	2.0

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	11.2	-	-	7.1	0.8
Total gain (loss)	$3.9	$14.0	$(6.1)	$(2.0)	$19.5	$9.9

	Nine Months Ended
	September 30
	2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$13.0	$22.3	$-	$(8.7)	$39.3	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	8.4	-	-	27.2
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.7)	-	-	(4.7)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	0.2	-	-	(2.3)
Derivatives designated as hedging instruments	-	-	(0.2)	-	-	2.3

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	25.2	-	-	5.0	4.5
Total gain (loss)	$13.0	$47.5	$7.7	$(8.7)	$44.3	$27.0

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 8 for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 14 for additional information related to the Company’s pension and postretirement benefits activity.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$0.1	$32.9	$40.2	$85.6
(Gains) losses reclassified from AOCI into income
COS	(3.9)	2.0	(13.0)	8.7
SG&A	(2.8)	(12.4)	(22.3)	(39.3)
Interest (income) expense, net	6.1	(9.1)	(7.7)	(22.5)
	(0.6)	(19.5)	(43.0)	(53.1)
Other activity	(0.3)	0.1	(0.4)	-
Tax impact	(0.1)	(2.5)	0.3	(6.2)
Net of tax	$(0.9)	$11.0	$(2.9)	$26.3

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	-	6.0	0.2	21.4
Pension and postretirement benefits changes	-	-	-	18.9
	-	6.0	0.2	40.3
Other activity	6.0	3.3	9.3	7.9
Tax impact	(0.2)	(1.5)	(0.3)	(9.7)
Net of tax	$5.8	$7.8	$9.2	$38.5

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(0.5)	$(16.0)	$(32.5)	$(42.3)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	5.8	4.5	9.2	16.2

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2019, 6,820,810 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first nine months of 2019, the Company reacquired 1,959,148 shares of its common stock, of which 1,830,584 related to share repurchases through open market or private purchases, and 128,564 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2019	2018	2019	2018

Net income attributable to Ecolab	$464.2	$435.4	$1,129.3	$1,034.0

Weighted-average common shares outstanding
Basic	288.1	288.8	288.0	288.8
Effect of dilutive stock options and units	4.7	4.6	4.5	4.3
Diluted	292.8	293.4	292.5	293.1

Basic EPS	$ 1.61	$ 1.51	$ 3.92	$ 3.58
Diluted EPS	$ 1.59	$ 1.48	$ 3.86	$ 3.53

Anti-dilutive securities excluded from the computation of diluted EPS	-	1.4	-	1.4

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 16.5% and 9.0% for the third quarter of 2019 and 2018, respectively, and 16.7% and 17.2% for the first nine months of 2019 and 2018, respectively. The change in the Company’s tax rate for the third quarter and first nine months of 2019 compared to the third quarter and first nine months of 2018 was driven primarily by the impact of discrete tax items, special (gains) and charges, and tax planning.

The Company recognized net tax benefits related to discrete tax items of $16.5 million and $43.2 million in the third quarter and first nine months of 2019, respectively. Share-based compensation excess tax benefit contributed $8.2 million and $40.0 million in the third quarter and first nine months of 2019, respectively. The Company also recognized benefit of $4.3 million and $3.1 million in the third quarter and first nine months of 2019, respectively, due to finalization of certain estimates due to the 2018 U.S. federal tax return, for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, the Company recognized benefit of $3.6 million related to foreign audit settlements and related reserve releases during the quarter. The remaining discrete benefit was primarily due to changes in estimates in non-U.S. jurisdictions and from the 2018 U.S. federal tax return.

The Company recorded a net discrete tax benefit of $47.2 million and $35.2 million in the third quarter and first nine months of 2018, respectively. In the third quarter of 2018, the Company filed U.S federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. The Company recorded discrete tax expense of $4.8 million and $34.2 million in the third quarter and first nine months of 2018, respectively, for the one-time transition tax due to issuance of technical guidance during the respective quarters. Discrete tax items include excess tax benefits related to share-based compensation of $10.7 million and $23.5 million during the third quarter and first nine months of 2018, respectively. The remaining discrete tax benefits related to changes in reserves in non-U.S. jurisdictions and international changes in estimates that were recorded in the third quarter and first nine months of 2018.

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

The Company’s operating lease cost was as follows:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(millions)	2019	2019
Operating lease cost*	$55.2	$165.4

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of September 30, 2019 is as follows:

(millions)
Remainder of 2019	$ 38
2020	164
2021	134
2022	96
2023	55
2024	33
Thereafter	117
Total lease payments	637
Less: imputed interest	66
Present value of lease liabilities	$ 571

As of December 31, 2018, identifiable future minimum payments with non-cancelable terms in excess of one year were:

(millions)
2019	$ 172
2020	141
2021	108
2022	72
2023	37
Thereafter	104
Total	$ 634

The Company’s operating leases term and discount rate were as follows:

September 30
2019

Weighted-average remaining lease terms (years)	6.13

Weighted-average discount rate	4.02%

The Company’s other lease information was as follows:

Nine Months Ended
September 30
(millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149.5

Leased assets obtained in exchange for new operating lease liabilities	130.3

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases. The Company accounts for lease and nonlease components separately. The nonlease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, refer to Note 15 for more information. Revenue from leasing equipment is recognized on a straight-line basis over the life of the lease. Cost of sales includes the depreciation expense for assets under operating leases. The assets are depreciated over their estimated useful lives. Initial lease terms range from one year to five years and most leases include annual renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,100.8 million and related accumulated depreciation is $621.1 million as of September 30, 2019.

The Company’s operating lease revenue was as follows:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(millions)	2019	2019
Operating lease revenue*	$117.0	$324.5

*Includes immaterial variable lease revenue

Revenue from operating leases for existing contracts as of September 30, 2019 is as follows:

(millions)
Remainder of 2019	$ 92
2020	345
2021	264
2022	194
2023	116
2024	44
Thereafter	13
Total lease revenue	$ 1,068

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Service cost	$18.2	$18.6	$7.5	$8.4	$0.3	$0.5
Interest cost on benefit obligation	22.3	20.8	7.8	7.5	1.4	1.3
Expected return on plan assets	(37.4)	(40.5)	(14.8)	(16.1)	(0.1)	(0.1)
Recognition of net actuarial (gain) loss	5.9	9.8	4.1	4.4	(1.0)	(0.5)
Amortization of prior service
cost (benefit)	(2.9)	(1.7)	(0.3)	(0.2)	(5.8)	(5.8)
Total expense (benefit)	$6.1	$7.0	$4.3	$4.0	$(5.2)	$(4.6)

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Service cost	$54.6	$55.8	$22.7	$25.4	$1.0	$2.3
Interest cost on benefit obligation	66.8	62.4	23.5	22.4	4.2	4.3
Expected return on plan assets	(112.2)	(121.5)	(45.1)	(48.8)	(0.3)	(0.3)
Recognition of net actuarial (gain) loss	17.7	29.4	12.3	13.2	(3.0)	(1.5)
Amortization of prior service
cost (benefit)	(8.6)	(5.1)	(0.8)	(0.6)	(17.4)	(14.0)
Total expense (benefit)	$18.3	$21.0	$12.6	$11.6	$(15.5)	$(9.2)

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income while all other components are included in other (income) expense in the Consolidated Statement of Income.

As of September 30, 2019, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans. During the first nine months of 2019, the Company made contributions of $4 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute approximately an additional $2 million to such plans during the remainder of 2019. In September, the Company made a $120 million voluntary contribution in 2019 to its non-contributory qualified U.S. pension plan.

During the first nine months of 2019, the Company made contributions of $32 million to its international pension benefit plans and estimates it will contribute approximately an additional $10 million to such plans during the remainder of 2019.

During the first nine months of 2019, the Company made contributions of $8 million to its U.S. postretirement health care benefit plans and estimates it will contribute approximately an additional $3 million to such plans during the remainder of 2019.

15. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water, energy and colloidal silica products sold to customers in the Global Industrial, Global Institutional, Global Energy segments and Other. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

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

Net sales at public exchange rates by reportable segment for the third quarter and nine months ended September 30 are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Global Industrial
Product and sold equipment	$1,225.8	$1,189.6	$3,562.5	$3,422.1
Service and lease equipment	174.0	162.7	499.4	483.4
Global Institutional
Product and sold equipment	1,142.0	1,130.8	3,298.0	3,297.8
Service and lease equipment	202.6	174.3	566.9	510.2
Global Energy
Product and sold equipment	726.3	760.0	2,169.6	2,241.2
Service and lease equipment	106.4	102.2	309.9	309.1
Other
Product and sold equipment	23.6	21.0	66.0	60.4
Service and lease equipment	217.2	206.6	610.4	583.5
Total
Total product and sold equipment	$3,117.7	$3,101.4	$9,096.1	$9,021.5
Total service and lease equipment	700.2	645.8	1,986.6	1,886.2

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2019	2018	2019	2018	2019	2018	2019	2018

North America	$644.5	$627.9	$937.1	$898.0	$493.6	$502.1	$167.5	$156.9
Europe	346.3	326.0	255.0	260.2	93.7	96.7	33.9	33.2
Asia Pacific	177.2	171.4	63.3	62.3	60.9	65.7	10.5	10.5
Latin America	127.4	121.6	43.2	40.9	53.3	55.5	12.5	11.5
Greater China	68.2	70.9	30.7	28.3	17.0	18.7	13.9	12.7
Middle East and Africa	36.2	34.5	15.3	15.4	114.2	123.5	2.5	2.8
Total	$1,399.8	$1,352.3	$1,344.6	$1,305.1	$832.7	$862.2	$240.8	$227.6

Net sales at public exchange rates by geographic region for the first nine months ended September 30 are as follows:

	Global		Global		Global
	Industrial		Institutional		Energy		Other
(millions)	2019	2018	2019	2018	2019	2018	2019	2018

North America	$1,873.2	$1,780.6	$2,677.5	$2,592.3	$1,443.2	$1,474.8	$463.4	$436.3
Europe	1,000.9	959.5	742.9	774.9	300.7	302.5	98.3	97.0
Asia Pacific	518.4	503.7	185.8	186.8	179.4	200.1	29.8	29.4
Latin America	368.4	350.8	125.1	124.5	154.7	163.7	35.8	35.2
Greater China	197.3	211.8	90.4	84.9	58.9	55.1	41.1	37.5
Middle East and Africa	103.7	99.1	43.2	44.6	342.6	354.1	8.0	8.5
Total	$4,061.9	$3,905.5	$3,864.9	$3,808.0	$2,479.5	$2,550.3	$676.4	$643.9

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 54% and 53% of total revenues as of September 30, 2019 and 2018, respectively.

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

	September 30	September 30
(millions)	2019	2018

Contract liability as of beginning of the year	$75.8	$79.0

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(75.8)	(79.0)

Increases due to billings excluding amounts recognized as revenue during the nine months ended	80.6	81.7
Business combination	3.0	0.2

Contract liability as of end of period	$83.6	$81.9

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

The impact of the preceding changes on previously reported full year 2018 reportable segment net sales and operating income is summarized as follows:

	December 31, 2018
	2018 Reported		Fixed	2018 Revised
	Valued at 2018		Currency	Valued at 2019
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,462.4	$-	$(242.2)	$5,220.2
Global Institutional	5,204.5	-	(138.5)	5,066.0
Global Energy	3,501.8	-	(113.0)	3,388.8
Other	877.6	-	(21.9)	855.7
Subtotal at fixed currency rates	15,046.3	-	(515.6)	14,530.7
Effect of foreign currency translation	(378.1)	-	515.6	137.5
Consolidated reported GAAP net sales	$14,668.2	$-	$-	$14,668.2

Operating Income
Global Industrial	$768.1	$(1.4)	$(42.3)	$724.4
Global Institutional	1,026.9	-	(19.6)	1,007.3
Global Energy	358.5	(0.4)	(19.6)	338.5
Other	161.3	1.8	(3.1)	160.0
Corporate	(307.1)	-	3.5	(303.6)
Subtotal at fixed currency rates	2,007.7	-	(81.1)	1,926.6
Effect of foreign currency translation	(60.7)	-	81.1	20.4
Consolidated reported GAAP operating income	$1,947.0	$-	$-	$1,947.0

Reportable Segment Information

Financial information for each of the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Net Sales
Global Industrial	$1,418.9	$1,348.5	$4,102.0	$3,828.9
Global Institutional	1,357.1	1,304.9	3,895.9	3,769.4
Global Energy	836.5	859.4	2,488.6	2,516.9
Other	242.8	227.4	680.1	636.6
Subtotal at fixed currency rates	3,855.3	3,740.2	11,166.6	10,751.8
Effect of foreign currency translation	(37.4)	7.0	(83.9)	155.9
Consolidated reported GAAP net sales	$3,817.9	$3,747.2	$11,082.7	$10,907.7

Operating Income
Global Industrial	$240.1	$212.8	$596.3	$497.6
Global Institutional	313.0	286.6	767.8	729.3
Global Energy	103.6	88.9	270.9	243.9
Other	48.8	48.0	123.1	114.0
Corporate	(111.5)	(121.3)	(292.8)	(243.5)
Subtotal at fixed currency rates	594.0	515.0	1,465.3	1,341.3
Effect of foreign currency translation	(6.4)	1.2	(11.9)	23.8
Consolidated reported GAAP operating income	$587.6	$516.2	$1,453.4	$1,365.1

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

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deep water drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested Nalco Company, now an indirect subsidiary of Ecolab, to supply large quantities of COREXIT™ 9500, a Nalco oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. Nalco responded immediately by providing available COREXIT and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government throughout the incident. Prior to the incident, Nalco and its subsidiaries had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

On May 1, 2010, the President of the United States appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by Nalco, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” Nalco cooperated with this testing process and continued to supply COREXIT, as requested by BP and government authorities. The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill.

In connection with its provision of COREXIT, Nalco has been named in several lawsuits as described below.

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana (the “Court”) with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). Nalco was named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill and 21 complaints filed by individuals. Those complaints were consolidated in MDL 2179. The complaints generally allege, among other things, strict liability and negligence relating to the use of the Company’s COREXIT dispersant in connection with the Deepwater Horizon oil spill.

Pursuant to orders issued by the Court in MDL 2179, the claims were consolidated in several master complaints, including one naming Nalco and others that responded to the Deepwater Horizon oil spill (known as the “B3 Master Complaint”). On May 18, 2012, Nalco filed a motion for summary judgment against the claims in the B3 Master Complaint, on the grounds that: (i) Plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Oil and Hazardous Substances Pollution Contingency Plan (the “National Contingency Plan”); and (ii) Nalco is entitled to derivative immunity from suit. On November 28, 2012, the Court granted Nalco’s motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against Nalco. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the B3 Master Complaint remained pending against other defendants, the Court’s decision was not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

In December 2012 and January 2013, the MDL 2179 court issued final orders approving two settlements between BP and plaintiffs’ class counsel: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including Nalco.

Nalco, the incident defendants and the other responder defendants have been named as first party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against Nalco and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, Nalco filed counterclaims against the Cross Claimants. In its counterclaims, Nalco generally alleges that if it is found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, it is entitled to contribution or indemnity from the Cross Claimants.

In May 2016, Nalco was named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill (“B1” claims). In April 2017, Nalco was named in two additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These actions have been consolidated in MDL 2179.

On February 22, 2017, the Court dismissed the B3 Master Complaint and ordered that plaintiffs who had previously filed a claim that fell within the scope of the B3 Master Complaint and who had “opted out” of and not released their claims under the Medical Benefits Class Action Settlement either: (1) complete a sworn statement indicating, among other things, that they opted out of the Medical Benefits Class Action Settlement (to be completed by plaintiffs who previously filed an individual complaint); or (2) file an individual lawsuit attaching the sworn statement as an exhibit, by a deadline date set by the Court.

On July 10, 2018, the Court entered an order dismissing the “B1” claims against Nalco. In light of the Court’s orders dismissing various B3 and “B1” claims in their entirety, for most plaintiffs the Court’s November 28, 2012 grant of summary judgment for Nalco is now final and the deadline to appeal has passed. On October 23, 2018, a plaintiff filed a new B3 complaint against Nalco and other unaffiliated defendants generally alleging, among other things, negligence and gross negligence related to the use of COREXIT dispersant in connection with the Deepwater Horizon oil spill. The complaint was consolidated in MDL 2179. There currently remain three cases pending against Nalco, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting Nalco’s motion for summary judgment.

The Company believes the claims asserted against Nalco are without merit and intends to defend these lawsuits vigorously. The Company also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, the Company cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

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

			January 1, 2020	The new disclosure requirements are applied on a retrospective basis to all periods presented. The Company is currently evaluating the impact of adoption.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

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

January 1, 2020

The Company has identified the financial assets subject to this standard, which primarily include trade and notes receivable. In addition, the Company is updating current accounting policies to be in accordance with the new standard, and is continuing to evaluate the impact of adoption.

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

			January 1, 2019	Adoption of this guidance did not have a material impact on the results of operations, financial position or cash flows. Required disclosures under the new guidance are included in Note 8.

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

Adoption of the new standard resulted in the recording of additional net operating lease assets and operating lease liabilities of $572.2 million and $575.0 million, respectively, as of January 1, 2019. The difference between the operating lease assets and operating lease liabilities was recorded as an adjustment to retained earnings. There was no impact to consolidated net earnings or cash flows. Further information related to the Company’s adoption of the new lease standard is included in Note 13.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2019, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2019

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

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2019

Sales Performance

When comparing third quarter 2019 against third quarter 2018, sales performance was as follows:

●	Reported net sales increased 2% to $3,818 million, fixed currency sales and acquisition adjusted fixed currency sales increased 3% and 2%, respectively.
●	Fixed currency sales for our Global Industrial segment increased 5% to $1,419 million, acquisition adjusted fixed currency sales increased 3%, led by Water and Food and Beverage.
●	Fixed currency sales for our Global Institutional segment increased 4% to $1,357 million. Acquisition adjusted fixed currency sales increased 3%, led by Specialty and Institutional.
●	Fixed currency sales for our Global Energy segment decreased 3% to $837 million. Acquisition adjusted fixed currency sales also decreased 3%.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other sales increased 7% to $243 million, led by Pest Elimination.

Financial Performance

When comparing third quarter 2019 against third quarter 2018, our financial performance was as follows:

●	Reported operating income increased 14% to $588 million. Excluding the impact of special (gains) and charges from both 2019 and 2018 reported results, adjusted operating income increased 11% and our adjusted fixed currency operating income increased 12%.
●	Net income attributable to Ecolab increased 7% to $464 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, our adjusted net income attributable to Ecolab increased 12%.
●	Reported diluted EPS of $1.59 increased 7%. Excluding the impact of special (gains) and charges and discrete tax items from both 2019 and 2018 reported results, adjusted diluted EPS increased 12% to $1.71 in the third quarter of 2019.
●	Our reported tax rate was 16.5% during the third quarter of 2019, compared to 9.0% during the third quarter of 2018. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2019 and 2018 results, our adjusted tax rate was 20.1% and 19.5% during the third quarter of 2019 and 2018, respectively.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Product and equipment sales	$3,117.7	$3,101.4		$9,096.1	$9,021.5
Service and lease sales	$700.2	645.8		1,986.6	1,886.2
Reported GAAP net sales	$3,817.9	$3,747.2	2%	$11,082.7	$10,907.7	2%
Effect of foreign currency translation	37.4	(7.0)		83.9	(155.9)
Non-GAAP fixed currency sales	$3,855.3	$3,740.2	3%	$11,166.6	$10,751.8	4%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2019 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2019	2019
Volume	0%	1%
Price changes	2	3
Acquisition adjusted fixed currency sales change	2	3
Acquisitions and divestitures	1	1
Fixed currency sales change	3	4
Foreign currency translation	(1)	(2)
Reported GAAP net sales change	2%	2%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2019		2018		2019		2018
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,792.7		$1,809.8		$5,308.5		$5,257.6
Service and lease cost of sales	414.7		380.9		1,196.7		1,151.5
Reported GAAP COS and gross margin	$2,207.4	42.2%	$2,190.7	41.5%	$6,505.2	41.3%	$6,409.1	41.2%
Special (gains) and charges	11.3		3.6		22.8		3.5
Non-GAAP adjusted COS and gross margin	$2,196.1	42.5%	$2,187.1	41.6%	$6,482.4	41.5%	$6,405.6	41.3%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 42.2% and 41.5% for the third quarter of 2019 and 2018, respectively. Our reported gross margin for the first nine months of 2019 and 2018 was 41.3% and 41.2%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 35.

Excluding the impact of special (gains) and charges within COS, third quarter 2019 adjusted gross margin was 42.5% and our adjusted gross margin for the first nine months of 2019 was 41.5%. These percentages compared against a third quarter 2018 adjusted gross margin of 41.6% and an adjusted gross margin of 41.3% for the first nine months of 2018.

Our adjusted gross margin increased when comparing the third quarter and first nine months of 2019 comparable periods of 2018, which was driven primarily by improved pricing and cost efficiency initiatives.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 25.2% and 26.8% for the third quarter and first nine months of 2019, respectively, compared to 25.7% and 27.7% for the third quarter and first nine months of 2018. The decreased SG&A ratio to sales in the third quarter of 2019 was driven primarily by sales leverage and cost efficiency initiatives which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2019	2018	2019	2018
Cost of sales
Restructuring activities	$6.2	$5.9	$16.2	$6.3
Acquisition and integration activities	5.1	(0.1)	6.6	(0.6)
Other	-	(2.2)	-	(2.2)
Subtotal	11.3	3.6	22.8	3.5

Special (gains) and charges
Restructuring activities	25.0	73.1	93.0	82.3
Upstream energy spin-off	29.7	-	48.5	-
Acquisition and integration activities	2.0	2.4	4.9	4.7
Other	3.7	0.1	4.2	26.7
Subtotal	60.4	75.6	150.6	113.7

Operating income subtotal	71.7	79.2	173.4	117.2

Interest expense, net	-	-	0.2	-
Total special (gains) and charges	$71.7	$79.2	$173.6	$117.2

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

We recorded restructuring charges of $28.8 million ($19.7 million after tax), or $0.07 per diluted share and $106.8 million ($79.2 million after tax), or $0.27 per diluted share in the third quarter and first nine months of 2019, respectively. The liability related to the Plan was $97.7 million as of the end of the third quarter of 2019. We have recorded $211.4 million ($158.8 million after tax), or $0.54 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

The Plan has delivered $80 million of cumulative cost savings with estimated annual cost savings of $325 million by 2021.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	93.7	0.1	13.0	106.8
Net cash payments	(61.6)	0.4	(10.8)	(72.0)
Non-cash charges	-	(0.5)	-	(0.5)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, September 30, 2019	$92.4	$-	$5.3	$97.7

Other Restructuring Activities

During third quarter of 2019, we incurred restructuring charges of $2.7 million ($2.2 million after tax), or less than $0.01 per diluted share related to an immaterial restructuring plan. The charges are comprised of facility closure costs, including asset disposals and consulting fees.

Prior to 2018, we engaged in a number of restructuring plans. During both the third quarter and first nine months of 2019, net restructuring gains related to prior year plans were $0.3 million ($0.2 million after tax), or less than $0.01 per diluted share. During the third quarter and first nine months of 2018, net restructuring gains related to prior year plans were $0.4 million ($0.3 million after tax), or less than $0.01 and $0.9 million ($0.6 million after tax) or less than $0.01 per diluted share. The gains recorded were due to finalizing estimates upon completion of projects. The restructuring liability balance for all plans commencing prior to 2018 was $9.6 million and $14.9 million as of September 30, 2019 and December 31, 2018, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to restructuring plans commencing prior to 2018 were $4.8 million.

Upstream Energy spin-off

During the first quarter of 2019, we announced our intention to pursue a plan to separate and spin-off the Upstream business of our Global Energy segment (the Upstream Business). The charges reported in special (gains) and charges on the Consolidated Statement of Income include $29.7 million ($24.0 million after tax) or $0.08 per diluted share and $48.5 million ($39.7 million after tax) or $0.14 per diluted share in the third quarter and first nine months of 2019, respectively. The charges are primarily related to professional fees to support the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.0 million ($1.5 million after tax) or less than $0.01 per diluted share, and $4.9 million ($3.6 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2019, respectively. Charges are related to Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $5.1 million ($3.8 million after tax) or $0.01 per diluted share and $6.6 million ($4.9 million after tax) or $0.02 per diluted share, respectively, on the Consolidated Statement of Income in the third quarter and first nine months of 2019 relate to the recognition of fair value step-up in the Bioquell inventory and severance related to the closure of a facility. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first nine months of 2019.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.4 million ($1.6 million after tax) or $0.01 per diluted share and $4.7 million ($3.3 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2018, respectively. Charges are related to Anios integration costs, advisory and legal fees. Acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 relate to changes in estimates related to an early lease exit.

Other

During the third quarter and first nine months of 2019, we recorded other special charges of $3.7 million ($2.7 million after tax) or less than $0.01 per diluted share and $4.2 million ($1.5 million gain after tax) or less than $0.01 per diluted share, respectively, which primarily related to legal charges partially offset by a litigation settlement.

During the third quarter and first nine months of 2018, we recorded other special charges of $0.1 million and $26.7 million, respectively, which primarily consisted of a $25.0 million ($18.9 million after tax) or $0.06 per diluted share, commitment to the Ecolab Foundation in response to the new U.S. tax law. Other charges were minimal in both third quarter and first nine months of 2018. These charges have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Other special gains reported in product and equipment cost of sales on the Consolidated Statement of Income in the third quarter of 2018 of $2.2 million ($1.7 million after tax) or $0.01 per diluted share, related to changes in estimates for an inventory LIFO reserve.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP operating income	$587.6	$516.2	14%	$1,453.4	$1,365.1	6%
Special (gains) and charges	71.7	79.2		173.4	117.2
Non-GAAP adjusted operating income	659.3	595.4	11%	1,626.8	1,482.3	10%
Effect of foreign currency translation	6.4	(1.2)		11.9	(23.8)
Non-GAAP adjusted fixed currency operating income	$665.7	$594.2	12%	$1,638.7	$1,458.5	12%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2019	2018		2019	2018
Reported GAAP operating income margin	15.4%	13.8%		13.1%	12.5%
Non-GAAP adjusted operating income margin	17.3%	15.9%		14.7%	13.6%
Non-GAAP adjusted fixed currency operating income margin	17.3%	15.9%		14.7%	13.6%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 14% and 6% in the third quarter and first nine months of 2019, respectively, versus the comparable periods of 2018. Our reported operating income for 2019 and 2018 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2019 and 2018 reported results, our adjusted operating income increased 11% and 10% in the third quarter and first nine months of 2019, respectively.

As shown in the previous table, foreign currency had a 1% impact on adjusted operating income growth for the third quarter and 2% impact on the first nine months of 2019.

Other (Income) Expense

Other income was $20.8 million and $21.0 million in the third quarter of 2019 and 2018, respectively. Other income was $62.9 million and $60.0 million in the first nine months of 2019 and 2018, respectively. Other income was consistent for the third quarter and the first nine months of 2019 and 2018, reflecting the return on pension assets and non-service costs of our pension obligations.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP interest expense, net	$46.1	$55.7	(17)%	$145.0	$168.4	(14)%
Special (gains) and charges	-	-		0.2	-
Non-GAAP adjusted interest expense, net	$46.1	$55.7	(17)%	$144.8	$168.4	(14)%

Reported net interest expense was $46.1 million and $55.7 million in the third quarter of 2019 and 2018, respectively. Reported net interest expense in the first nine months of 2019 and 2018 was $145.0 million and $168.4 million, respectively. The decrease in net interest expense when comparing 2019 against 2018 was driven primarily by higher interest income and lower outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2019	2018	2019	2018

Reported GAAP tax rate	16.5%	9.0%	16.7%	17.2%
Tax rate impact of:
The Tax Act	0.7	(0.9)	0.2	(2.5)
Special (gains) and charges	1.0	2.1	0.9	0.6
Discrete tax items	1.9	9.3	2.6	5.1
Non-GAAP adjusted tax rate	20.1%	19.5%	20.4%	20.4%

Our reported tax rate was 16.5% and 9.0% for the third quarter of 2019 and 2018, respectively, and 16.7% and 17.2% for the first nine months of 2019 and 2018, respectively. The change in our tax rate for the third quarter and first nine months of 2019 versus the comparable periods of 2018 was driven primarily by discrete tax items, special (gains) and charges, and tax planning. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our effective tax rate, and discrete tax items are not necessarily consistent across periods. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net tax benefits related to discrete tax items of $16.5 million and $43.2 million in the third quarter and first nine months of 2019, respectively. Share-based compensation excess tax benefit contributed $8.2 million and $40.0 million in the third quarter and first nine months of 2019, respectively. We also recognized benefits of $4.3 million and $3.1 million in the third quarter and first nine months of 2019, respectively, due to finalization of certain estimates due to the 2018 U.S. federal tax return, for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, we recognized benefit of $3.6 million related to foreign audit settlements and related reserve releases during the quarter. The remaining discrete benefit was primarily due to changes in estimates in non-U.S. jurisdictions and from the 2018 U.S. federal tax return.

We recorded a net discrete tax benefit of $47.2 million and $35.2 million in the third quarter and first nine months of 2018. In the third quarter of 2018, we filed U.S. federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. We recorded discrete tax expense of $4.8 million and $34.2 million in the third quarter and first nine months of 2018, respectively, for the one-time transition tax due to issuance of technical guidance during the respective quarters. Discrete tax items include excess tax benefits related to share-based compensation of $10.7 million and $23.5 million during the third quarter and first nine months of 2018. The remaining discrete tax benefits related to changes in reserves in non-U.S. jurisdictions and international changes in estimates that were recorded in the third quarter and first nine months of 2018.

The slight increase in the 2019 third quarter adjusted tax rate compared to 2018 was primarily due to increase in tax expense due to U.S. Tax Reform and the timing of tax planning.

Net Income Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Reported GAAP net income attributable to Ecolab	$464.2	$435.4	7%	$1,129.3	$1,034.0	9%
Adjustments:
Special (gains) and charges, after tax	53.7	60.1		131.1	88.7
Discrete tax net expense (benefit)	(16.5)	(47.2)		(43.2)	(35.2)
Non-GAAP adjusted net income attributable to Ecolab	$501.4	$448.3	12%	$1,217.2	$1,087.5	12%

Diluted EPS

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2019	2018	Change	2019	2018	Change
Reported GAAP diluted EPS	$1.59	$ 1.48	7%	$3.86	$ 3.53	9%
Adjustments:
Special (gains) and charges	0.18	0.20		0.45	0.30
Discrete tax net expense (benefit)	(0.06)	(0.16)		(0.15)	(0.12)
Non-GAAP adjusted diluted EPS	$1.71	$ 1.53	12%	$4.16	$ 3.71	12%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.02 and $0.11 per share on diluted EPS for the third quarter and first nine months of 2019, when compared to the third quarter and first nine months of 2018, respectively.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2019 and 2018 for our reportable segments are shown in the following tables.

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Global Industrial	$1,418.9	$1,348.5	5%	$4,102.0	$3,828.9	7%
Global Institutional	1,357.1	1,304.9	4	3,895.9	3,769.4	3
Global Energy	836.5	859.4	(3)	2,488.6	2,516.9	(1)
Other	242.8	227.4	7	680.1	636.6	7
Subtotal at fixed currency	3,855.3	3,740.2	3	11,166.6	10,751.8	4
Effect of foreign currency translation	(37.4)	7.0		(83.9)	155.9
Consolidated reported GAAP net sales	$3,817.9	$3,747.2	2%	$11,082.7	$10,907.7	2%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2019	2018	Change	2019	2018	Change
Global Industrial	$240.1	$212.8	13%	$596.3	$497.6	20%
Global Institutional	313.0	286.6	9	767.8	729.3	5
Global Energy	103.6	88.9	17	270.9	243.9	11
Other	48.8	48.0	2	123.1	114.0	8
Corporate	(111.5)	(121.3)		(292.8)	(243.5)
Subtotal at fixed currency	594.0	515.0	15	1,465.3	1,341.3	9
Effect of foreign currency translation	(6.4)	1.2		(11.9)	23.8
Consolidated reported GAAP operating income	$587.6	$516.2	14%	$1,453.4	$1,365.1	6%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Third Quarter Ended
	September 30
Net Sales	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,418.9	$(25.9)	$1,393.0	$1,348.5	$(1.3)	$1,347.2
Global Institutional	1,357.1	(9.9)	1,347.2	1,304.9	-	1,304.9
Global Energy	836.5	-	836.5	859.4	-	859.4
Other	242.8	(0.8)	242.0	227.4	(0.2)	227.2
Subtotal at fixed currency	3,855.3	(36.6)	3,818.7	3,740.2	(1.5)	3,738.7
Effect of foreign currency translation	(37.4)			7.0
Total reported net sales	$3,817.9			$3,747.2

Operating Income	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$240.1	$0.8	$240.9	$212.8	$(0.8)	$212.0
Global Institutional	313.0	(4.7)	308.3	286.6	-	286.6
Global Energy	103.6	0.1	103.7	88.9	0.2	89.1
Other	48.8	(0.1)	48.7	48.0	-	48.0
Corporate	(39.8)	-	(39.8)	(42.1)	-	(42.1)
Non-GAAP adjusted fixed currency operating income	665.7	(3.9)	661.8	594.2	(0.6)	593.6
Special (gains) and charges	71.7			79.2
Subtotal at fixed currency	594.0			515.0
Effect of foreign currency translation	(6.4)			1.2
Total reported operating income	$587.6			$516.2

	Nine Months Ended
	September 30
Net Sales	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$4,102.0	$(75.0)	$4,027.0	$3,828.9	$(10.6)	$3,818.3
Global Institutional	3,895.9	(16.4)	3,879.5	3,769.4	-	3,769.4
Global Energy	2,488.6	(0.1)	2,488.5	2,516.9	(2.5)	2,514.4
Other	680.1	(0.9)	679.2	636.6	(0.2)	636.4
Subtotal at fixed currency	11,166.6	(92.4)	11,074.2	10,751.8	(13.3)	10,738.5
Effect of foreign currency translation	(83.9)			155.9
Total reported net sales	$11,082.7			$10,907.7

Operating Income	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$596.3	$3.1	$599.4	$497.6	$(2.4)	$495.2
Global Institutional	767.8	1.8	769.6	729.3	-	729.3
Global Energy	270.9	0.1	271.0	243.9	2.3	246.2
Other	123.1	(0.2)	122.9	114.0	(0.1)	113.9
Corporate	(119.4)	-	(119.4)	(126.3)	-	(126.3)
Non-GAAP adjusted fixed currency operating income	1,638.7	4.8	1,643.5	1,458.5	(0.2)	1,458.3
Special (gains) and charges	173.4			117.2
Subtotal at fixed currency	1,465.3			1,341.3
Effect of foreign currency translation	(11.9)			23.8
Total reported operating income	$1,453.4			$1,365.1

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2019 against the third quarter and first nine months of 2018.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$1,418.9	$1,348.5	$4,102.0	$3,828.9
Sales at public currency (millions)	1,399.8	1,352.3	4,061.9	3,905.5

Volume	0%		2%
Price changes	3%		3%
Acquisition adjusted fixed currency sales change	3%		5%
Acquisitions and divestitures	2%		2%
Fixed currency sales change	5%		7%
Foreign currency translation	(2)%		(3)%
Public currency sales change	4%		4%

Operating income at fixed currency (millions)	$240.1	$212.8	$596.3	$497.6
Operating income at public currency (millions)	236.6	213.8	590.5	511.6

Fixed currency operating income change	13%		20%
Fixed currency operating income margin	16.9%	15.8%	14.5%	13.0%
Acquisition adjusted fixed currency operating income change	14%		21%
Acquisition adjusted fixed currency operating income margin	17.3%	15.7%	14.9%	13.0%
Public currency operating income change	11%		15%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in both the third quarter and first nine months of 2019, benefitting from pricing and volume gains. In the third quarter and first nine months, all regions showed sales growth.

At an operating segment level, Water fixed currency sales increased 5% in the third quarter and 7% in the first nine months of 2019. Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales continued to grow, showing strong international results. Mining sales gains were led by new business wins. Food & Beverage fixed currency sales increased 8% (4% acquisition adjusted) in the third quarter of 2019 and 9% (6% acquisition adjusted) in the first nine months of 2019, benefiting from new business wins and pricing, which more than offset generally flat industry trends. Growth was led by the dairy and food businesses. Paper fixed currency sales decreased 2% in the third quarter of 2019 and increased 2% in the first nine months of 2019. Textile Care fixed currency sales increased 2% in the third quarter and first nine months of 2019. Life Sciences fixed currency sales increased 32% (7% acquisition adjusted) in the third quarter of 2019 and 34% (11% acquisition adjusted) in the first nine months of 2019 as we realized good growth from business wins and pricing in the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the third quarter and first nine months of 2019. Acquisitions had negative impact on the fixed currency operating income and a negative impact on fixed currency operating income margins.

Acquisition adjusted fixed currency operating income margins increased 1.6 and 1.9 percentage points during the third quarter and first nine months of 2019, respectively, and were positively impacted approximately 3.5 and 3.6 percentage points by pricing and cost efficiency initiatives, which more than offset the approximately 1.7 and 1.0 percentage point margin impact of investments in the business during the third quarter and first nine months of 2019, respectively.

Global Institutional

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$1,357.1	$1,304.9	$3,895.9	$3,769.4
Sales at public currency (millions)	1,344.6	1,305.1	3,864.9	3,808.0

Volume	1%		1%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	3%		3%
Acquisitions and divestitures	1%		0%
Fixed currency sales change	4%		3%
Foreign currency translation	(1)%		(2)%
Public currency sales change	3%		1%

Operating income at fixed currency (millions)	$313.0	$286.6	$767.8	$729.3
Operating income at public currency (millions)	310.9	286.5	763.5	733.8

Fixed currency operating income change	9%		5%
Fixed currency operating income margin	23.1%	22.0%	19.7%	19.3%
Acquisition adjusted fixed currency operating income change	8%		6%
Acquisition adjusted fixed currency operating income margin	22.9%	22.0%	19.8%	19.3%
Public currency operating income change	9%		4%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the third quarter and first nine months of 2019, driven by pricing and volume gains. At a regional level, the third quarter fixed currency sales increased in all regions.

At an operating segment level, Institutional fixed currency sales increased 2% in the third quarter and first nine months of 2019, reflecting the exit of low margin business. Global lodging demand continued to show moderate growth while full service restaurant industry foot traffic remained weak. Specialty fixed currency sales increased 12% (9% acquisition adjusted) and 8% (7% acquisition adjusted) in the third quarter and first nine months of 2019, led primarily from strong ongoing business and program wins. Healthcare fixed currency sales increased 3% in both the third quarter and first nine months of 2019, as strong global program growth was partially offset by decreased sales of the less differentiated non-program sales and business exits.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Institutional segment increased in both the third quarter and first nine months of 2019.

Acquisition adjusted fixed currency operating income margins increased 0.9 and 0.5 percentage points during the third quarter and first nine months of 2019 and were positively impacted approximately 2.0 and 2.0 percentage points from improved pricing and cost efficiency initiatives during the third quarter and first nine months of 2019, respectively. Investments in the business negatively impacted approximately 0.9 and 0.6 percentage points during the third quarter and first nine months of 2019, respectively.

Global Energy

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$836.5	$859.4	$2,488.6	$2,516.9
Sales at public currency (millions)	832.7	862.2	2,479.5	2,550.3

Volume	(4)%		(3)%
Price changes	1%		2%
Acquisition adjusted fixed currency sales change	(3)%		(1)%
Acquisitions and divestitures	0%		(0)%
Fixed currency sales change	(3)%		(1)%
Foreign currency translation	(1)%		(2)%
Public currency sales change	(3)%		(3)%

Operating income at fixed currency (millions)	$103.6	$88.9	$270.9	$243.9
Operating income at public currency (millions)	102.7	89.2	268.9	249.5

Fixed currency operating income change	17%		11%
Fixed currency operating income margin	12.4%	10.3%	10.9%	9.7%
Acquisition adjusted fixed currency operating income change	16%		10%
Acquisition adjusted fixed currency operating income margin	12.4%	10.4%	10.9%	9.8%
Public currency operating income change	15%		8%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Energy decreased in the third quarter and first nine months of 2019. Declines in the well stimulation business that were due to the reduced North America industry activity was partially offset by good growth in production sales. Downstream sales were modestly lower due to the timing of new business start-ups and customer maintenance work.

Operating Income

Fixed currency operating income for Global Energy increased during both the third quarter and first nine months of 2019. Acquisitions had a positive impact on the fixed currency operating income for the third quarter and first nine months of 2019, respectively, with minimal impact on the fixed currency operating income margins during the third quarter and first nine months of 2019.

Acquisition adjusted fixed currency operating income margins increased 2.0 and 1.1 percentage points during the third quarter and first nine months of 2019. Pricing, cost efficiency initiatives and lower delivered product costs favorably impacted margins by approximately 4.0 and 2.9 percentage points during the third quarter and first nine months of 2019, respectively. These gains more than offset a negative impact of approximately 1.6 and 1.3 percentage points related to lower sales volume leverage during the third quarter and first nine months of 2019, respectively.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
Sales at fixed currency (millions)	$242.8	$227.4	$680.1	$636.6
Sales at public currency (millions)	240.8	227.6	676.4	643.9

Volume	4%		5%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	7%		7%
Acquisitions and divestitures	(0)%		(0)%
Fixed currency sales change	7%		7%
Foreign currency translation	(1)%		(2)%
Public currency sales change	6%		5%

Operating income at fixed currency (millions)	$48.8	$48.0	$123.1	$114.0
Operating income at public currency (millions)	48.5	48.0	122.5	114.9

Fixed currency operating income change	2%		8%
Fixed currency operating income margin	20.1%	21.1%	18.1%	17.9%
Acquisition adjusted fixed currency operating income change	1%		8%
Acquisition adjusted fixed currency operating income margin	20.1%	21.1%	18.1%	17.9%
Public currency operating income change	1%		7%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in both the third quarter and first nine months of 2019 with strong gains in both Pest Elimination and Colloidal Technologies. At a regional level, the third quarter and first nine months of 2019 sales results showed good growth across all major regions.

At an operating segment level, Pest Elimination fixed currency sales increased 6% in the third quarter of 2019 and 7% (6% acquisition adjusted) in the first nine months of 2019 with sales growth in all major regions. Colloidal Technologies Group fixed currency sales increased 11% in the third quarter and 9% in the first nine months of 2019.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other decreased 1.0 and increased 0.2 percentage points during the third quarter and first nine months of 2019, respectively. Pricing and sales volume favorably impacted margins by approximately 2.5 and 2.7 percentage points for the third quarter and first nine months of 2019, respectively. Field investments negatively impacted margins by approximately 2.9 and 1.8 percentage points for the third quarter and first nine months of 2019, respectively.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 39 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 35.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $20.8 billion as of September 30, 2019 compared to total assets of $20.1 billion as of December 31, 2018.

Total liabilities were $12.2 billion as of September 30, 2019 compared to total liabilities of $12.0 billion as of December 31, 2018. Total debt was $6.7 billion as of September 30, 2019 and $7.0 billion as of December 31, 2018. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2019	2018
(ratio)
Net debt to EBITDA	2.1	2.3

(millions)
Total debt	$6,746.0	$7,104.2
Cash	135.9	203.6
Net debt	$6,610.1	$6,900.6

Net income including noncontrolling interest	$1,542.1	$1,608.5
Provision for income taxes	377.1	196.4
Interest expense, net	198.9	246.2
Depreciation	648.1	610.2
Amortization	318.3	318.0
EBITDA	$3,084.5	$2,979.3

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2019	2018	Change
Cash provided by operating activities	$1,599.7	$1,450.4	$149.3

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

Investing Activities

	Nine Months Ended
	September 30
(millions)	2019	2018	Change
Cash used for investing activities	$(929.2)	$(648.9)	$(280.3)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first nine months in 2019 and 2018, was $380 million and $68 million, respectively. Our acquisitions and divestitures across 2019 and 2018 are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $550 million and $634 million in the first nine months of 2019 and 2018, respectively.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2019	2018	Change
Cash used for financing activities	$(847.5)	$(819.5)	$(28.0)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $349 million and $321 million of shares in the first nine months of 2019 and 2018, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Nine Months Ended
	September 30
(millions)	2019	2018	Change
Net issuances of commercial paper and notes payable	$149.5	$115.7	$33.8
Long-term debt repayments	(400.6)	(301.8)	(98.8)

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

As of September 30, 2019, we had $136 million of cash and cash equivalents on hand, of which $77 million was held outside of the U.S.

As of September 30, 2019, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2019, we had $384 million (€358 million) of commercial paper outstanding under our Euro program and $75 million outstanding under our U.S. program. There were no borrowings under our credit facility as of September 30, 2019 or 2018. As of September 30, 2019, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-2 by Fitch. In October 2019, Fitch upgraded its rating of the programs to F-1.

Our long-term debt issuance and repayment activity through the first nine months of 2019 and 2018 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2018 disclosed total notes payable and long-term debt due within one year of $577 million. As of September 30, 2019, the total notes payable and long-term debt due within one year decreased to $319 million. The commercial paper outstanding as of September 30, 2019 increased to $459 million. The commercial paper outstanding as of December 31, 2018 was $165 million.

In the third quarter of 2019 and 2018 we recorded a one-time transition tax expense of $4 million and $5 million, respectively. In the first nine months of 2019 and 2018 we recorded a one-time transition tax expense of $3 million and $34 million, respectively. The one-time transition tax was primarily due to the issuance of technical guidance during the quarter.

Our gross liability for uncertain tax positions was $38 million as of September 30, 2019 and $50 million as of December 31, 2018. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

Approximately 22% of our sales are generated from our Global Energy segment, the results of which are subject to changes in the oil and gas commodity markets.

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

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first nine months of 2019, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the third quarter represented less than 1% of our consolidated assets.

Brexit Referendum

On March 29, 2017, the United Kingdom (“U.K.”) government gave formal notice to the European Union (“EU”) to begin the process of negotiating the U.K.’s exit (“Brexit”) from the EU. The effects of Brexit will depend on any agreements the U.K. makes to retain access to the EU markets either during a transitional period or more permanently. The negotiations might also impact various tax reliefs and exemptions that apply to transactions between the U.K. and EU. In the longer term, any impact from Brexit on our U.K. operations will depend, in part, on the outcome of tariff, trade, regulatory, and other negotiations. The Brexit deadline continues to be extended and we continue to monitor the status of tax law changes and tax treaty negotiations at the U.K. and EU. For the nine months ended September 30, 2019, net sales of our U.K. operations were approximately 2% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, see Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

In October 2019, the United Kingdom’s Competition and Markets Authority (CMA) announced the results of its review of our acquisition of Holchem Group Limited (“Holchem”), a UK based cleaning products business acquired in the fourth quarter of 2018, that requires us to divest Holchem. We disagree with the decision and continue to believe the UK market will remain highly competitive following the acquisition. We are reviewing the full report in detail and are considering options and next steps, including an appeal of the decision.

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

Item 4. Controls and Procedures

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through September 30, 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 1, 2019, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 49 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2019	-		$ -		-		6,820,810
August 1-31, 2019	5,663		203.3008		-		6,820,810
September 1-30, 2019	-		-		-		6,820,810
Total	5,663		$203.3008		-		6,820,810

(1)	Includes 5,663 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.3 million during the subsidiary’s fiscal third quarter ended August 31, 2019, and additional sales of such products totaling $0.1 million during September 2019. The net profit before taxes associated with these sales for each period were $0.1 million and nominal, respectively. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing
(a)	The following documents are filed as exhibits to this report:
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.INS) (101.SCH) (101.CAL) (101.DEF) (101.LAB) (101.PRE) (104)

Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema.

Inline XBRL Taxonomy Extension Calculation Linkbase.

Inline XBRL Taxonomy Extension Definition Linkbase.

Inline XBRL Taxonomy Extension Label Linkbase.

Inline XBRL Taxonomy Extension Presentation Linkbase.

Cover Page Interactive Data File.

Filed herewith electronically.

Filed herewith electronically.

Filed herewith electronically.

Filed herewith electronically.

Filed herewith electronically.

Filed herewith electronically.

Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: October 31, 2019	By:	/s/ Scott D. Kirkland
Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)