Form 10-K
period 2019-12-31
ECOLAB INC.
filed 2020-02-28
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ⌧ Yes ◻ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻ Yes ⌧  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. ⌧ Yes ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter: $56,547,973,473 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $197.44 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 31, 2020:  288,166,440 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 7, 2020, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2019 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2019

PART I

Except where the context otherwise requires, references in this Form 10-K to (i) “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively; (ii) “Nalco” are to Nalco Company LLC, a wholly-owned subsidiary of the Company; (iii) “Nalco transaction” are to the merger of Ecolab and Nalco Holding Company completed in December 2011; and (iv) “Champion transaction” are to our acquisition of privately held Champion Technologies and its related company Corsicana Technologies in April 2013.

Item 1. Business.

General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924. Our fiscal year is the calendar year ending December 31. International subsidiaries are included in the consolidated financial statements on the basis of their U.S. GAAP (accounting principles generally accepted in the United States of America) November 30 fiscal year-ends to facilitate the timely inclusion of such entities in our consolidated financial reporting.

On December 18, 2019, we entered into definitive agreements with ChampionX Holding Inc., a wholly owned subsidiary of Ecolab (ChampionX), and Apergy Corporation (Apergy) pursuant to which we will separate the Upstream Energy business of our Global Energy segment and combine it with Apergy in a tax-efficient reverse Morris Trust transaction. Subject to the terms and conditions of those agreements, we will transfer the Upstream Energy business of our Global Energy segment to ChampionX, after which, we will distribute by means of a split-off all of the issued and outstanding shares of common stock of ChampionX held by Ecolab, and immediately after the distribution of ChampionX common stock, a wholly owned subsidiary of Apergy will merge with and into ChampionX, with ChampionX surviving as a wholly owned subsidiary of Apergy and the shares of ChampionX common stock being converted into shares of Apergy common stock. Upon completion of the merger, ChampionX’s stockholders will receive approximately 62% of the outstanding common stock of Apergy on a fully diluted basis. Completion of the transactions is subject to the satisfaction or waiver of customary closing conditions, including approval by Apergy’s stockholders, approval by certain foreign regulatory authorities and receipt of opinions with respect to the tax-free nature of the transactions.

We continued to invest in and build our business through various acquisitions that complement our strategic vision. See Part II, Item 8, Note 4 of this Form 10-K for additional information about the acquisitions and divestitures of the Company.

Narrative Description of Business.

General

With 2019 sales of $14.9 billion, we believe we are the global leader in water, hygiene and energy technologies and services that protect people and vital resources. We deliver comprehensive programs, products and services to promote safe food, maintain clean environments, optimize water and energy use, and develop and improve operating efficiencies for customers in the food, healthcare, energy, hospitality and industrial markets in more than 170 countries around the world. Our cleaning and sanitizing programs and products, and pest elimination services, support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors. Our products and technologies are also used in water treatment, pollution control, energy conservation, oil production and refining, primary metals manufacturing, papermaking, mining and other industrial processes.

We pursue a “Circle the Customer – Circle the Globe” strategy by providing an array of innovative programs, products and services designed to meet the specific operational and sustainability needs of our customers throughout the world. Through this strategy and our varied product and service mix, one customer may utilize the offerings of several of our operating segments. Important in our business proposition for customers is our ability to produce improved results while reducing their water and energy use. With that in mind, we focus on continually innovating to optimize both our own operations and the solutions we provide to customers, aligning with our corporate strategy to address some of the world’s most pressing and complex sustainability challenges such as water scarcity and climate change. The work we do matters, and the way we do it matters to our employees, customers, investors and the communities in which we and our customers operate.

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers at approximately three million customer locations around the world to reduce water, energy and greenhouse gas emissions through our high-efficiency solutions in cleaning and sanitation, water, paper and energy services. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. Last year, we helped our customers conserve more than 190 billion gallons of water and avoid more than 1.2 million tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2019, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional and Global Energy. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other. We provide similar information for Other as compared to our three reportable segments as we consider the information regarding its underlying operating segments as useful in understanding our consolidated results.

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

Water

Water serves customers across industrial and institutional markets. Within Water, our light industry markets include food and beverage, manufacturing and transportation, and institutional clients including commercial buildings, hospitals, universities and hotels. Heavy industries served include power, chemicals and primary metals and mining.

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

Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, membrane treatments, coagulants and flocculants, and anti-foamers, as well as our 3D TRASARTM technology, which combines chemistry, remote services and monitoring and control. We provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings, and operating efficiency are among our primary sources of value creation for our customers, with product quality and production enhancement improvements also providing key differentiating features for many of our offerings. Our offerings are sold primarily by our corporate account and field sales employees.

We believe we are one of the leading global suppliers of products and programs for chemical applications within the industrial water treatment industry.

Food & Beverage

Food & Beverage addresses cleaning and sanitation to facilitate the processing of products for human consumption. Food & Beverage provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products, primarily to dairy plants, dairy farms, breweries, soft-drink bottling plants, and meat, poultry and other food processors. Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. Food & Beverage also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base. Water savings, energy savings, and operating efficiency are among our sources of value creation for our customers. Products for use in processing facilities are sold primarily by our corporate account and field sales employees, while products for use on farms are sold through dealers and independent, third-party distributors.

We believe we are one of the leading global suppliers of cleaning and sanitizing products to the dairy plant, dairy farm, food, meat and poultry, and beverage/brewery processor industries.

Paper

Paper provides water and process applications for the pulp and paper industries, offering a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. Paper provides its customers similar types of products and programs for water treatment and wastewater treatment as those offered by Water. Also, Paper offers two specialty programs that differentiate its offerings from Water—pulp applications and paper applications. Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper process applications focus on improving our customers’ operational efficiency, in part through water savings, energy savings and operating efficiency. Advanced sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids, and digester yield additives. Our offerings are sold primarily by our corporate account and field sales employees.

We believe we are one of the leading global suppliers of water treatment products and process aids to the pulp and papermaking industry.

Life Sciences

Life Sciences provides end-to-end contamination control, cleaning and sanitizing solutions to personal care and pharmaceutical manufacturers. Life Sciences provides detergents, cleaners, sanitizers, disinfectants, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products. Additionally, we sell sterile alcohols, sterile biocides, residue removal and dilution solutions, surface wipes, dispensing equipment and aerosol sprays, which are primarily for application within clean room environments. The portfolio also includes decontamination systems and services utilizing hydrogen peroxide vapor. Products and programs are sold primarily through our field sales personnel and corporate account personnel, and to a lesser extent through distributors.

Life Sciences is comprised of customers and accounts related to manufacturing in the following industries: pharmaceutical, animal health and medicine, biologic products, cosmetics and medical devices. Our tailored, comprehensive solutions and technical know-how focus on ensuring product quality, safety and compliance standards are met while improving operational efficiency in customers’ cleaning, sanitation and disinfection processes.

Textile Care

Textile Care provides products and services that manage the entire wash process through custom designed programs, premium products, dispensing equipment, water and energy management and reduction, and real time data management for large scale, complex commercial laundry operations including uniform rental, hospitality, linen rental and healthcare laundries. Textile Care’s programs are designed to meet our customers’ needs for exceptional cleaning, while extending the useful life of linen and reducing our customers’ overall operating costs. Products and programs are marketed primarily through our field sales employees and, to a lesser extent, through distributors.

We believe we are one of the leading global suppliers in the laundry markets in which we compete.

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

Institutional

Institutional sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations, for on-premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions. We also sell food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities. Institutional develops various chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers, and through these products, systems and our on-site sales and service expertise, develop better results for our customers while also developing water savings, energy savings and operating efficiency. In addition, Institutional markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Through our EcoSure Food Safety Management business, Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice operations.

Institutional sells its products and programs primarily through its direct field sales and corporate account sales personnel. Corporate account sales personnel establish relationships and negotiate contracts with larger multi-unit or “chain” customers. We also utilize independent, third-party foodservice, broad-line and janitorial distributors to provide logistics to end customers that prefer to work through these distributors. Many of these distributors also participate in marketing our product and service offerings to the end customers. Through our field sales personnel, we generally provide the same customer support to end-use customers supplied by these distributors as we do to direct customers.

We believe we are one of the leading global suppliers of warewashing and laundry products and programs to the food service, hospitality and lodging markets.

Specialty

Specialty supplies cleaning and sanitizing chemical products and related items primarily to regional, national and international quick service restaurant (“QSR”) chains and food retailers (i.e., supermarkets and grocery stores). Its products include specialty and general purpose hard surface cleaners, degreasers, sanitizers, polishes, hand care products and assorted cleaning tools and equipment which are primarily sold under the “Ecolab” and “Kay” brand names. Specialty’s cleaning and sanitation programs are customized to meet the needs of the market segments it serves and are designed to provide highly effective cleaning performance, promote food safety, reduce labor, water and energy costs and enhance user and guest safety. A number of dispensing options are available for products in the core product range. Specialty supports its product sales with training programs and technical support designed to meet the special needs of its customers.

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

Healthcare

Healthcare provides infection prevention and surgical solutions to acute care hospitals, surgery centers and medical device Original Equipment Manufacturers (“OEM”). Healthcare’s proprietary infection prevention and surgical solutions (hand hygiene, hard surface disinfection, instrument cleaning, patient drapes, equipment drapes and surgical fluid warming and cooling systems) are sold primarily under the "Ecolab," "Microtek," and “Anios” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room). Healthcare sells its products and programs primarily through its field sales personnel and corporate account personnel but also sells through healthcare distributors.

We believe we are a leading supplier of infection prevention and surgical solutions in the United States and Europe.

Global Energy

This reportable segment consists of the Energy operating segment, which serves the process chemicals and water treatment needs of the global petroleum and petrochemical industries in both upstream and downstream applications.

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

The Energy operating segment operates under an upstream group comprised of the WellChem and Oil Field Chemicals businesses (which is being renamed ChampionX) and a downstream refinery and petrochemical processing group. ChampionX provides solutions to the oil and gas production sector, including crude oil and natural gas production, pipeline gathering/transmission systems, gas processing, heavy oil and bitumen upgrading, water management and enhanced oil recovery. ChampionX also supplies chemicals for the cementing, drilling, fracturing and acidizing phases of well drilling and stimulation. Our priority is to safely manage the critical challenges facing today’s oil and gas producers throughout the life cycle of their assets, with such an approach helping our customers minimize risk, achieve their production targets and maximize profitability. Our downstream group provides products and programs for process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. Our heavy oil upgrading programs minimize operational costs and mitigate fouling, corrosion, foaming and the effects of heavy metals during the refining process. We also offer fuel additives, including corrosion inhibitors, to protect engine fuel systems and pre-market underground storage tanks and piping. Our customers include many of the largest publicly traded oil and gas companies, as well as national oil and gas companies and large independent oil and gas companies and service companies. Our Energy offerings are sold primarily by our corporate account and field sales employees and, to a lesser extent, through distributors, sales agents and joint ventures.

We believe we are one of the leading global providers of specialty chemicals to the upstream oil and gas industry, and downstream refineries and petrochemical operations.

Other

Other consists of the Pest Elimination, Colloidal Technologies Group and (prior to its sale in November 2017) Equipment Care, operating segments. These operating segments do not meet the quantitative criteria to be separately reported. We disclose these operating segments within Other as we consider the information useful in understanding our consolidated results.

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

Colloidal Technologies Group

The Colloidal Technologies Group (“CTG”) produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water. These products and associated programs are used primarily for binding and polishing applications. CTG serves customers across various industries, including semiconductor manufacturing, catalyst manufacturing, chemicals, and aerospace component manufacturing.

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

Competition

In general, the markets in which the businesses in our Global Industrial reportable segment compete are led by a few large companies, with the rest of the market served by smaller entities focusing on more limited geographic regions or a smaller subset of products and services. Our businesses in this segment compete on the basis of their demonstrated value, technical expertise, innovation, chemical formulations, customer support, detection equipment, monitoring capabilities, and dosing and metering equipment.

The businesses in our Global Institutional reportable segment and Other have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments. We compete principally by providing superior value, premium customer support, and innovative and differentiated products to help our customers protect their brand reputation.

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

Sales

Products, systems and services are primarily marketed in domestic and international markets by our Company-trained direct field sales personnel who also advise and assist our customers in the proper and most efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs. Independent, third-party distributors and, to a lesser extent, sales agents, are utilized in several markets, as described in the segment descriptions found above.

Number of Employees

We had 50,200 employees as of December 31, 2019.

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2019, 2018 or 2017, we do have customers and independent, third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 11% of consolidated net sales in each of the years.

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

●	Patents related to our TRASAR and 3D TRASAR technology, which are material to our Global Industrial reportable segment. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024.

●	Trademarks related to Ecolab, Nalco and 3D TRASAR, which collectively are material to all of our reportable segments. The Ecolab, Nalco and 3D TRASAR trademarks are registered or applied for in all of our key markets, and we anticipate maintaining them indefinitely.

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

Raw Materials

Raw materials purchased for use in manufacturing our products are inorganic chemicals, including alkalis, acids, biocides, phosphonates, phosphorous materials, silicates and salts; and organic chemicals, including acids, alcohols, amines, fatty acids, surfactants, solvents, monomers and polymers. Healthcare purchases plastic films and parts to manufacture medical devices that serve the surgical and infection prevention markets. Pesticides used by Pest Elimination are purchased as finished products under contract or purchase order from the producers or their distributors. We also purchase packaging materials for our manufactured products and components for our specialized cleaning equipment and systems. We purchase more than 10,000 raw materials, with the largest single raw material representing less than 4% of raw material purchases. Our raw materials, with the exception of a few specialized chemicals which we manufacture, are generally purchased on an annual contract basis and are ordinarily available in adequate quantities from a diverse group of suppliers globally. When practical, global sourcing is used so that purchasing or production locations can be shifted to control product costs at globally competitive levels.

Research and Development

Our research and development program consists principally of developing and validating the performance of new products, processes, techniques and equipment, improving the efficiency of those already existing, improving service program content, evaluating the environmental compatibility of products and technical support. Key disciplines include analytical and formulation chemistry, microbiology, data science and predictive analytics, process and packaging engineering, remote monitoring engineering and product dispensing technology. Substantially all of our principal products have been developed by our research, development and engineering personnel.

We believe continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2019, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately three percent. The table below identifies our most significant consolidated and non-consolidated joint ventures, summarized by the primary purpose of the joint venture.

Local Ownership Requirements / Geographic Expansion
Joint Venture	Location	Segment
Nalco Saudi Co. Limited	Saudi Arabia	Global Energy, Global Industrial
ChampionX Oilfield Solutions Nigeria Limited	Nigeria	Global Energy
ChampionX Equatorial Guinea, S.A.R.L.	Equatorial Guinea	Global Energy
ChampionX Químicos, Limitada	Angola	Global Energy
RauanNalco LLP	Kazakhstan	Global Energy
Operational Scale / Geographic Critical Mass
Joint Venture	Location	Segment
Katayama Nalco Inc.	Japan	Global Industrial
Technology / Expanded Product Offering / Manufacturing Capability
Joint Venture	Location	Segment
Derypol, S.A.	Spain	Global Industrial
Century LLC	United States	Global Institutional

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

Environmentally preferable purchasing programs for cleaning products have been enacted in a number of states to date, and in recent years have been considered by several other state legislatures. Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states are considering further regulations in this area. In 2017, California passed the Cleaning Product Right to Know Act of 2017, that will require ingredient transparency on-line and on-label by 2020 and 2021, respectively. New York has published ingredient disclosure guidance based on existing regulation but final compliance has been delayed due to litigation. The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”)/“Safer Choice” program. DfE/Safer Choice has three broad areas of work (recognition of safer products on a DfE/Safer Choice label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees. Our Global Institutional and Global Industrial cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

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

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate will adopt GHS-related legislation by 2020, and numerous countries already have done so. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We met the 2015 deadlines in the U.S. and European Union and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Peru, Chile, India). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

In Europe, the Biocidal Products Regulation established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage these requirements and have met the first relevant deadline of the program by the timely submission of dossiers for active substances. Anticipated registration costs, which will be incurred through the multi-year phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period or our financial position. The same is true for emerging biocide regulations in Asia.

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

Medical Device and Drug Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products. We also are required to register with the FDA as a medical device and drug manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities. Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/EE, Medical Device Regulation, and ISO 13485). We have CE mark approval to sell various medical device and medicinal products in Europe. Our other international non-European operations also are subject to government regulation and country-specific rules and regulations. Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

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

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $54 million in 2019 and $60 million in 2018. Approximately $56 million has been budgeted globally for projects in 2020.

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

Furthermore, climate-related risks are assessed within our Enterprise Risk Management process and Annual Business Significance Risks Assessment, which is aligned with recommendations of the Financial Stability Board (FSB) Task Force on Climate-related Financial Disclosures (TCFD). We report TCFD disclosures in our annual Carbon Disclosure Project Climate report located at https://www.ecolab.com/sustainability/download-sustainability-reports. We are evaluating further application of the recommendations of the TCFD over the next three to five years, in alignment with the recommended timeline from the TCFD.

To further bolster our climate commitment, in December 2019, we announced new goals to reduce carbon emissions in half by 2030 and to net zero by 2050 and move to 100% renewable energy with positive implications for long-term risk management. We made these commitments as a part of aligning with the United Nations Global Compact’s Business Ambition for 1.5⁰C.

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

Our worldwide net expenditures for contamination remediation were approximately $2 million in 2019 and $3 million in 2018. Our worldwide accruals at December 31, 2019 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $16 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.7 million during the subsidiary’s fiscal year ended November 30, 2019, and a nominal amount of sales of such products during December 2019. The net profit before taxes associated with these sales for each period were $0.1 million and nominal, respectively. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

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

Name	Age	Office	Positions Held Since Jan. 1, 2015

Douglas M. Baker, Jr.	61	Chairman of the Board and Chief Executive Officer	Jan. 2015 – Present

Christophe Beck	52	President and Chief Operating Officer	Apr. 2019 – Present
		Executive Vice President and President – Industrial	May 2018 – Mar. 2019
		Executive Vice President and President – Global Nalco Water	May 2017 – May 2018
		Executive Vice President and President – Global Water & Process Services	May 2015 – May 2017
		Executive Vice President and President – Regions	Jan. 2015 – May 2015

Larry L. Berger	59	Executive Vice President and Chief Technical Officer	Jan. 2015 – Present

Darrell R. Brown	56	Executive Vice President and President – Global Industrial	Apr. 2019 – Present
		Executive Vice President and President – Energy Services	Jan. 2018 – Mar. 2019
		Executive Vice President, Global Downstream & WellChem	Apr. 2017 – Dec. 2017
		Executive Vice President and President – Europe	Jan. 2015 – Mar. 2017

Deric D. Bryant	47	Executive Vice President and President – Upstream Energy	July 2019 – Present
		Executive Vice President and General Manager – Energy Services Oil Field Chemicals	Apr. 2017 – June 2019
		Senior Vice President – Energy Services Oil Field Chemicals	Oct. 2016 – Mar. 2017
		Vice President Sales – Oil Field Chemicals Latin America CAPX	Jan. 2015 – Sept. 2016

Angela M. Busch	53	Executive Vice President – Corporate & Business Development	Aug. 2018 – Present
		Senior Vice President – Corporate Development	Jan. 2015 – Aug. 2018

Machiel Duijser	48	Executive Vice President and Chief Supply Chain Officer	Feb. 2020 – Present(1)

Roberto Inchaustegui	64	Executive Vice President – Growth Initiatives	Jan. 2020 – Present
		Executive Vice President and President – Global Services and Specialty	Jan. 2015 – Jan. 2020

Scott D. Kirkland	46	Senior Vice President and Corporate Controller	June 2019 – Present
		Senior Vice President - Finance, Global Energy Services	May 2016 – May 2019
		Vice President - Finance Global Institutional	Jan. 2016 – Apr. 2016
		Vice President - Finance Institutional North America	Jan. 2015 – Dec. 2015

Laurie M. Marsh	56	Executive Vice President – Human Resources	Jan. 2015 – Present

Michael C. McCormick	57	Executive Vice President, General Counsel and Secretary	Oct. 2017 – Present
		Executive Vice President, General Counsel and Assistant Secretary	Mar. 2017 – Sep. 2017
		Chief Compliance Officer, Deputy General Counsel and Assistant Secretary	June 2016 – Feb. 2017
		Chief Compliance Officer and Assistant Secretary	Jan. 2015 – May 2016

Timothy P. Mulhere	57	Executive Vice President and President – Global Institutional & Specialty Services	July 2018 – Present
		Executive Vice President and President – Regions	May 2015 – June 2018
		Executive Vice President and President – Global Water and Process Services	Jan. 2015 – May 2015

Daniel J. Schmechel	60	Chief Financial Officer	Nov. 2019 – Present
		Chief Financial Officer and Treasurer	Jan. 2017 – Nov. 2019
		Chief Financial Officer	Jan. 2015 – Dec. 2016

Name	Age	Office	Positions Held Since Jan. 1, 2015

Elizabeth A. Simermeyer	55	Executive Vice President and President – Global Healthcare and Life Sciences	Dec. 2019 – Present
		Executive Vice President – Global Marketing & Communications and Life Sciences	July 2015 – Dec. 2019
		Senior Vice President – Global Marketing & Communications	Jan. 2015 – July 2015

Jill S. Wyant	48	Executive Vice President and President – Global Regions	Dec. 2019 – Present
		Executive Vice President and President – Global Regions and Global Healthcare	Jan. 2018 – Dec. 2019
		Executive Vice President and President – Global Food & Beverage, Healthcare and Life Sciences	May 2016 – Dec. 2017
		Executive Vice President and President – Global Food & Beverage	Jan. 2015 – Apr. 2016

(1) Prior to joining Ecolab in February 2020, Mr. Duijser was employed by Reckitt Benckiser (RB) Group plc as Chief Supply Officer since November 2018. Mr. Duijser joined RB from Amazon.com, Inc. where he served as Vice President Worldwide Engineering from 2015 to 2018.

Forward-Looking Statements

This Form 10-K, including Part I, Item 1, entitled “Business,” and the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning items such as:

●	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives
●	future cash flows, access to capital, targeted credit rating metrics and impact of credit rating downgrade
●	adequacy of cash reserves
●	uses for cash, including dividends, share repurchases, debt repayments, capital investments and strategic business acquisitions
●	global market risk
●	impact of oil price fluctuations, comparative performance and prospects of businesses in our Global Energy segment
●	long-term potential of our business
●	impact of changes in exchange rates and interest rates
●	customer retention rate
●	bad debt experience, non-performance of counterparties and losses due to concentration of credit risk
●	disputes, claims and litigation
●	environmental contingencies
●	impact and cost of complying with laws and regulations
●	sustainability targets
●	returns on pension plan assets
●	contributions to pension and postretirement healthcare plans
●	amortization expense
●	impact of new accounting pronouncements
●	income taxes, including valuation allowances, loss carryforwards, unrecognized tax benefits, uncertain tax positions and deductibility of goodwill
●	recognition of share-based compensation expense
●	payments under operating leases
●	future benefit plan payments
●	market position
●	doing business relating to Iran
●	the completion and timing of the proposed separation of our Upstream Energy business and subsequent merger with Apergy
●	the expected strategic, operational and competitive benefits of the proposed separation of our Upstream Energy business, the effect of the separation on Ecolab and its shareholders, customers and employees
●	the impact of the coronavirus outbreak

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will be,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof), “intends,” “could,” or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent the Company’s expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made. For a further discussion of these and other factors which could cause results to differ from those expressed in any forward-looking statement, see Item 1A of this Form 10-K, entitled “Risk Factors.” Except as may be required under applicable law, we undertake no duty to update our forward-looking statements.

Item 1A. Risk Factors.

The following are important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-K. See the section entitled “Forward-Looking Statements” set forth above.

We may also refer to this disclosure to identify factors that may cause results to differ materially from those expressed in other forward-looking statements including those made in oral presentations, including telephone conferences and/or webcasts open to the public.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets including the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining and steel industries, can adversely impact our end-users. The well completion and stimulation, oil and gas production and refinery and petrochemical plant markets served by our Global Energy segment may be impacted by substantial fluctuations in oil and gas prices; in 2015 and 2016, the Global Energy segment experienced decreased sales as a result of very challenging global energy market conditions. In recent years, the weaker global economic environment, particularly in Europe, has also negatively impacted certain of our end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

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

If we are unsuccessful in executing on key business initiatives, including restructurings and our Enterprise Resource Planning (“ERP”) system upgrades, our business could be materially and adversely affected.

We continue to execute key business initiatives, including restructurings and investments to develop business systems, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are undertaking the Accelerate 2020 plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by leveraging technology and structural improvements as discussed under Note 3 entitled “Special (Gains) and Charges” of this Form 10-K. Additionally, we are continuing our implementation of our ERP system upgrades, which are expected to occur in phases over the next several years. These upgrades, which include supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. We are also making changes to our system in order to support our separation of the ChampionX business. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

We may be subject to information technology system failures, network disruptions and breaches in data security.

We rely to a large extent upon information technology systems and infrastructure to operate our business. The size and complexity of our information technology systems make them potentially vulnerable to failure, malicious intrusion and random attack. Acquisitions have resulted in further de-centralization of systems and additional complexity in our systems infrastructure. Likewise, data security breaches by employees or others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested in protection of data and information technology, there can be no assurance that our efforts will prevent failures, cybersecurity attacks or breaches in our systems that could cause reputational damage, business disruption or legal and regulatory costs; could result in third-party claims; could result in compromise or misappropriation of our intellectual property, trade secrets or sensitive information; or could otherwise adversely affect our business. Certain of our customer offerings include digital components, such as remote monitoring of certain customer operations. A breach of those remote monitoring systems could expose customer data giving rise to potential third-party claims and reputational damage. There may be other related challenges and risks as we complete implementation of our ERP system upgrade.

We are pursuing a plan to separate and combine our Upstream Energy business with Apergy Corporation in a tax-efficient reverse Morris Trust transaction. The proposed transaction may not be completed on the currently contemplated timeline or at all and may not achieve the intended benefits.

We have entered into definitive agreements with ChampionX and Apergy pursuant to which we will separate the Upstream Energy business of our Global Energy segment and combine it with Apergy in a tax-efficient reverse Morris Trust transaction. There can be no assurance of the timing of a transaction with Apergy, or whether any such transaction will take place at all. The transaction is subject to closing conditions, including approval by Apergy’s stockholders, approval by certain foreign regulatory authorities and receipt of opinions with respect to the tax-free nature of the proposed transaction, and there can be no assurance that we will receive the required approvals in a timely manner or at all, or that such approvals will not contain adverse conditions. We also have no assurance that we will be able to realize the intended benefits and tax treatment of the transaction or that the new combined company will perform as expected. The announcement and pendency of the transaction could also cause disruptions in our and Apergy’s business, including potential adverse reactions or changes to business relationships and competitive responses to the transaction. The transaction will also require significant amounts of time and effort which could divert management’s attention from operating and growing our business. In addition, depending on Apergy’s stock price at the closing of the transaction, the transaction may result in a book gain or loss to Ecolab. Any such book gain or loss would be reported in Ecolab’s financial statements as discontinued operations. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

We depend on key personnel to lead our business.

Our continued success will largely depend on our ability to attract, retain and develop a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities to drive business growth, development and profitability. As we continue to grow our business, make acquisitions, expand our geographic scope and offer new products and services, we need the organizational talent necessary to ensure effective succession for executive officer and key employee roles in order to meet the growth, development and profitability goals of our business. Our operations could be materially and adversely affected if for any reason we were unable to attract, retain or develop such officers or key employees.

Our growth depends upon our ability to successfully compete with respect to value, innovation and customer support.

We have numerous global, national, regional and local competitors. Our ability to compete depends in part on providing high quality and high value-added products, technology and service. We must also continue to identify, develop and commercialize innovative, profitable and high value-added products for niche applications and commercial digital applications. We have made significant investments in commercial digital product offerings, and our culture and expertise must continue to evolve to develop, support and profitably deploy commercial digital offerings, which are becoming an increasingly important part of our business. There can be no assurance that we will be able to accomplish our technology development goals or that technological developments by our competitors will not place certain of our products, technology or services at a competitive disadvantage in the future. In addition, certain of the new products that we have under development will be offered in markets in which we do not currently compete, and there can be no assurance that we will be able to compete successfully in those new markets. If we fail to introduce new technologies or commercialize our digital offerings on a timely and profitable basis, we may lose market share and our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

Our significant non-U.S. operations expose us to global economic, political and legal risks that could impact our profitability.

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2019, approximately 46% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

●	exchange controls and currency restrictions;
●	currency fluctuations and devaluations;
●	tariffs and trade barriers;
●	export duties and quotas;
●	changes in the availability and pricing of raw materials, energy and utilities;
●	changes in local economic conditions;
●	changes in laws and regulations, including the imposition of economic or trade sanctions affecting international commercial transactions;
●	impact from Brexit and the possibility of similar events in other EU member states;
●	difficulties in managing international operations and the burden of complying with international and foreign laws;
●	requirements to include local ownership or management in our business;
●	economic and business objectives that differ from those of our joint venture partners;
●	exposure to possible expropriation, nationalization or other government actions;
●	restrictions on our ability to repatriate dividends from our subsidiaries;
●	unsettled political conditions, military action, civil unrest, acts of terrorism, force majeure, war or other armed conflict; and
●	countries whose governments have been hostile to U.S.-based businesses.

Effective January 31, 2020, the U.K. has formally left the European Union. The U.K.’s relationship with the EU will no longer be governed by the EU Treaties, but instead by the terms of the Withdrawal Agreement agreed between the U.K. and the EU in late 2019. The Withdrawal Agreement provides for a “transition” period, which commenced the moment the U.K. left the EU and is currently set to end on December 31, 2020. At the end of the transition period, there may be significant changes to the U.K.’s business environment. While the effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets or the failure to reach such agreements, the uncertainties created by Brexit, any resolution between the U.K. and EU countries or the failure to reach any such resolutions, could adversely affect our relationships with customers, suppliers and employees and could have a material adverse effect our business.

In addition, changes in U.S. or foreign government policy on international trade, including the imposition or continuation of tariffs, could materially and adversely affect our business. In 2018, the U.S. imposed tariffs on certain imports from China and other countries, resulting in retaliatory tariffs by China and other countries. While the U.S. and China signed what is being known as the Phase One Deal in January 2020, which included the suspension and rollback of tariffs, any new tariffs imposed by the U.S., China or other countries or any additional retaliatory measures by any of these countries, could increase our costs, reduce our sales and earnings or otherwise have an adverse effect on our operations.

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. and international economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the misconduct or reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of such laws and regulations could result in disruptive investigations of the Company, significant fines and sanctions, which could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Our overall success as a global business depends, in part, upon our ability to succeed in differing economic, social, legal and political conditions. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, which could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Our results could be materially and adversely affected by difficulties in securing the supply of certain raw materials or by fluctuations in the cost of raw materials.

The prices of raw materials used in our business can fluctuate from time to time, and in recent years we have experienced periods of increased raw material costs. Changes in raw material prices, unavailability of adequate and reasonably priced raw materials or substitutes for those raw materials, or the inability to obtain or renew supply agreements on favorable terms can materially and adversely affect our consolidated results of operations, financial position or cash flows. In addition, volatility and disruption in economic activity and conditions could disrupt or delay the performance of our suppliers and thus impact our ability to obtain raw materials at favorable prices or on favorable terms, which may materially and adversely affect our business.

Consolidation of our customers and vendors could materially and adversely affect our results.

Customers and vendors in the foodservice, hospitality, travel, healthcare, energy, food processing and pulp and paper industries, as well as other industries we serve, have consolidated in recent years and that trend may continue. This consolidation could have a material adverse impact on our ability to retain customers and on our pricing, margins and consolidated results of operations.

Our business depends on our ability to comply with laws and governmental regulations, and we may be materially and adversely affected by changes in laws and regulations.

Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices which would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Changes to labor and employment laws and regulations, as well as related rulings by courts and administrative bodies, could materially and adversely affect our operations and expose us to potential financial liability.

Subsidiaries of ChampionX are defendants in pending lawsuits alleging negligence and injury resulting from the use of COREXITTM dispersant in response to the Deepwater Horizon oil spill, which could expose these subsidiaries to monetary damages or settlement costs.

As described in Part II, Item 8, Note 15, “Commitments and Contingencies,” of this Form 10-K, certain entities that are or will become subsidiaries of ChampionX upon completion of the transactions to separate and combine our Upstream Energy business with Apergy Corporation (collectively the “COREXIT Defendants”) are among the defendants in a number of class action and individual plaintiff lawsuits arising from the use of COREXIT™ dispersant in response to the Deepwater Horizon oil spill, which could expose the COREXIT Defendants to monetary damages or settlement costs. The plaintiffs in these matters have claimed damages under products liability, tort and other theories.

There currently remain three cases pending against the COREXIT Defendants. It is expected that they will be dismissed pursuant to a November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment. ChampionX cannot predict whether there will be an appeal of the dismissal, the involvement the COREXIT Defendants might have in these matters in the future or the potential for future litigation. However, although ChampionX believes it has rights to contribution and/or indemnification from third parties in connection with these lawsuits if an appeal by plaintiffs in these lawsuits is brought and won, these suits could have a material adverse effect on the business of ChampionX and its financial condition, results of operations or cash flows.

The COREXIT Defendants continue to sell the COREXIT™ oil dispersant product and previously sold product remains in the inventories of individual customers and oil spill response organizations. ChampionX cannot predict the potential for future litigation with respect to such sales or inventory. However, if one or more of such lawsuits are brought and won, these suits could have a material adverse impact on the combined company’s financial results.

We enter into multi-year contracts with customers that could impact our results.

Our multi-year contracts with some of our customers include terms affecting our pricing flexibility. There can be no assurance that these restraints will not have a material adverse impact on our margins and consolidated results of operations.

If we are unsuccessful in integrating acquisitions, our business could be materially and adversely affected.

As part of our long-term strategy, we seek to acquire complementary businesses. There can be no assurance that we will find attractive acquisition candidates or succeed at effectively managing the integration of acquired businesses into existing businesses. If the underlying business performance of such acquired businesses deteriorates, the expected synergies from such transactions do not materialize or we fail to successfully integrate new businesses into our existing businesses, our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including tax reform under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), which includes broad and complex changes to the United States tax code, and the state tax response to the Tax Act, including, but not limited to variability in our future tax rate. We are also subject to changes in tax law outside the United States. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws (including regulations which interpret the Tax Act) or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

Future events may impact our deferred tax position, including the utilization of foreign tax credits and undistributed earnings of international affiliates that are considered to be reinvested indefinitely.

We evaluate the recoverability of deferred tax assets and the need for deferred tax liabilities based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Changes to the valuation allowance or the amount of deferred tax liabilities could have a material adverse effect on our consolidated results of operations or financial position. Further, should we change our assertion regarding the permanent reinvestment of the undistributed earnings of international affiliates, a deferred tax liability may need to be established.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could materially and adversely affect our liquidity and financial statements.

As of December 31, 2019, we had approximately $6.3 billion in outstanding indebtedness, with approximately $80 million in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at December 31, 2019 would increase future interest expense by approximately $1 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

Severe public health outbreaks may materially and adversely impact our business.

Our business could be adversely affected by the effect of a public health epidemic. The United States and other countries have experienced, and may experience in the future, public health outbreaks such as coronavirus, Zika virus, Avian Flu, SARS and H1N1 influenza. A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the foodservice, hospitality and travel industries and also may result in health or other government authorities imposing restrictions on travel further impacting our end markets. Any of these events could result in a significant drop in demand for some of our products and services and materially and adversely affect our business. Uncertainty with respect to the impact on our financial results of the coronavirus outbreak is discussed further in Management Discussion & Analysis located at Part II, Item 7, of this form 10-K under the heading “Global Economic and Political Environment.”

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco and Champion transactions and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2019, we had goodwill of $7.3 billion which is maintained in various reporting units, including goodwill from the Nalco and Champion transactions. If we determine that any of the assets or goodwill recorded in connection with the Nalco and Champion transactions or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

A chemical spill or release could materially and adversely impact our business.

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

The occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) repeated or prolonged federal government shutdowns or similar events, (d) war (including acts of terrorism or hostilities which impact our markets), (e) natural or manmade disasters, (f) water shortages or (g) severe weather conditions affecting our operations or the energy, foodservice, hospitality and travel industries may have a material adverse effect on our business.

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

Federal government shutdowns can have a material adverse effect on our consolidated results of operations or cash flows by disrupting or delaying new product launches, renewals of registrations for existing products and receipt of import or export licenses for raw materials or products.

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Energy and Water operating segments. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

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

Our manufacturing facilities produce chemical products as well as medical devices and equipment for all of our operating segments, although Pest Elimination purchases the majority of their products and equipment from outside suppliers. Our chemical production process consists of blending purchased raw materials into finished products in powder, liquid, and solid form. Additionally, intermediates from reaction chemistries are used in some of the blends and are also packaged directly into finished goods. Our devices and equipment manufacturing operations consist of producing chemical product dispensers and injectors and other mechanical equipment, medical devices, dishwasher racks, related sundries, dish machine refurbishment and water monitoring and maintenance equipment system from purchased components and subassemblies.

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

We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Energy operating segment maintains Company-owned administrative and research facilities in Sugar Land, Texas and additional research facilities in Fresno, Texas.

Significant regional administrative and/or research facilities are located in Campinas, Brazil, Leiden, Netherlands, and Pune, India, which we own, and in Dubai, UAE; Lille, France; Miramar, Florida; Monheim, Germany; Singapore, Shanghai, China; and Zurich, Switzerland; which we lease. We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Discussion of legal proceedings is incorporated by reference from Part II, Item 8, Note 15, “Commitments and Contingencies,” of this Form 10-K and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Discussion of other environmental-related legal proceedings is incorporated by reference from Part I, Item 1 above, under the heading “Environmental and Regulatory Considerations.”

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange under the symbol “ECL.” Our common stock is also traded on an unlisted basis on certain other United States exchanges.

Holders

On January 31, 2020, we had 5,698 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased (1)	per share (2)	plans or programs (3)	plans or programs (3)
October 1-31, 2019	-	$-	-	6,820,810
November 1-30, 2019	2,833	192.0670	-	6,820,810
December 1-31, 2019	24,260	188.7098	15,800	6,805,010
Total	27,093	$189.0609	15,800	6,805,010

(1)	Includes 11,293 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 6. Selected Financial Data.

(millions, except per share amounts)	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Year ended December 31:
Net sales	$14,906.3	$14,668.2	$13,835.9	$13,151.8	$13,545.1
Operating income	2,013.8	1,947.0	1,950.1	1,870.2	1,561.3
Net income attributable to Ecolab	1,558.9	1,429.1	1,504.6	1,229.0	1,002.1
Basic earnings per share	5.41	4.95	5.20	4.20	3.38
Diluted earnings per share, as reported (U.S. GAAP)	5.33	4.88	5.12	4.14	3.32
Cash dividends declared per common share	1.85	1.69	1.52	1.42	1.34

Diluted earnings per share, as reported (U.S. GAAP)
Adjustments:	$5.33	$4.88	$5.12	$4.14	$3.32
Special (gains) and charges	0.69	0.35	0.19	0.21	1.25
Discrete tax expense (benefits)	(0.20)	0.02	(0.63)	0.01	(0.21)
Adjusted diluted earnings per share (Non-GAAP)	$5.82	$5.25	$4.68	$4.37	$4.37

At December 31:
Total assets	$20,869.1	$20,074.5	$19,963.5	$18,331.1	$18,641.7
Long-term debt (excluding portions due within one year)	5,973.5	6,301.6	6,758.3	6,145.7	4,260.2

Selected financial data for 2015 is not presented on a comparable basis due to the adoption of ASU 2014-09, Revenue from Contracts with Customers. Per share amounts do not necessarily sum due to rounding.

(1) Special (gains) and charges for 2019 include the following charges net of tax, net restructuring charges of $106.6 million, ChampionX separation charges of $71.5 million, acquisition and integration charges of $9.9 million and litigation and other charges of $7.5 million.

Discrete tax expense (benefits) for 2019 include benefits associated with stock compensation excess tax benefits of $43.1 million, favorable adjustments to the estimate for U.S. tax reform one-time repatriation tax benefit of $3.1 million and other tax net benefits of $12.5 million.

(2) Special (gains) and charges for 2018 include the following charges net of tax, a commitment to the Ecolab Foundation of $18.9 million, net restructuring charges of $77.2 million, acquisition and integration charges of $5.7 million and litigation and other charges of $1.0 million.

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

(3) Special (gains) and charges for 2017 include the following charges net of tax, acquisition and integration charges of $18.5 million, net restructuring charges of $32.4 million, charges related to a Global Energy vendor contract termination of $14.4 million and charges on extinguished debt of $13.6 million. Gains, net of tax, include gain on sale of Equipment Care of $12.4 million, tax benefits on the repatriation of cash to the U.S. of $7.8 million and a net gain of $2.7 million from other activity.

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

(4) Special (gains) and charges for 2016 include net of tax, charges of $50.0 million associated with the downturn in the global energy market and litigation related charges of $26.4 million. Gains, net of tax, include a net gain for restructuring and a net gain for other activity of $3.2 million.

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

(5) Special (gains) and charges for 2015 include the following charges net of tax, Venezuelan charges of $235.7 million, restructuring charges of $75.5 million, charges of $38.3 million related to litigation related charges, a loss on the sale of a portion of our Ecovation business and the net impact of inventory reserve and inventory cost policy harmonization efforts, fixed asset impairment of $15.4 million and integration costs of $12.0 million.

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

Comparability of Reportable Segments

We made immaterial changes to our reportable segments, including the movement of certain customers and cost allocations between reportable segments. All comparisons and discussion throughout the MD&A reflect these changes.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and exclude the results of our divested businesses from the twelve months prior to divestiture.

EXECUTIVE SUMMARY

We achieved improved sales and strong earnings growth in 2019 as we drove new product introductions, new business wins and improved operating efficiency in a generally steady market environment. Increased pricing was achieved to more than offset unfavorable sales mix. Along with higher other income and lower interest expense, adjusted diluted earnings per share leveraged the good operating income growth and delivered the year’s double-digit adjusted diluted EPS growth.

Sales

Reported sales increased 2% to $14.9 billion in 2019 from $14.7 billion in 2018. Sales were positively impacted by pricing. When measured in fixed rates of foreign currency exchange, fixed currency sales increased 4% compared to the prior year. Acquisition adjusted fixed currency sales increased 3% compared to the prior year.

Gross Margin

Our reported gross margin was 41.5% of sales for 2019, compared to our 2018 reported gross margin of 41.2%. Excluding the impact of special (gains) and charges included in cost of sales from both 2019 and 2018, our adjusted gross margin was 41.7% in 2019 and 41.3% in 2018.

Operating Income

Reported operating income increased 3% to $2.01 billion in 2019, compared to $1.95 billion in 2018. Adjusted operating income, excluding the impact of special (gains) and charges, increased 9% in 2019. When measured in fixed rates of foreign currency exchange, adjusted fixed currency operating income increased 11% in 2019.

Earnings Attributable to Ecolab Per Common Share (“EPS”)

Reported diluted EPS increased 9% to $5.33 in 2019 compared to $4.88 in 2018. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2019 were driven primarily by the impact of restructuring charges, the ChampionX separation charges, discrete tax items, acquisition and integration charges, litigation and other charges. Special (gains) and charges in 2018 were driven primarily by the impact of restructuring charges and our commitment to the Ecolab Foundation. Special (gains) and charges in 2017 were driven primarily by the impact of income tax reform, restructuring charges, other discrete taxes, acquisition and integration charges and the gain on sale of Equipment Care. Adjusted diluted EPS, which exclude the impact of special (gains) and charges and discrete tax items increased 11% to $5.82 in 2019 compared to $5.25 in 2018.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics, supported by our current credit ratings of A-/Baa1/A- by Standard & Poor’s, Moody’s Investor Services and Fitch. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Net Debt to EBITDA

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) was 2.0 and 2.3 for 2019 and 2018, respectively. We view these ratios as important indicators of the operational and financial health of our organization. See the “Net Debt to EBITDA” table on page 43 for reconciliation information.

Cash Flow

Cash flow from operating activities was $2.4 billion in 2019 compared to $2.3 billion in 2018. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in our business, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

We increased our quarterly cash dividend 2% in December 2019 to an indicated annual rate of $1.88 per share. The increase represents our 28th consecutive annual dividend rate increase and the 83rd consecutive year we have paid cash dividends. Our outstanding dividend history reflects our continued growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

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

Our revenue policies do not provide for general rights of return. We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives based primarily on historical experience and anticipated performance over the contract period. Depending on market conditions, we may increase customer incentive offerings, which could reduce gross profit margins over the term of the incentive. We also record estimated reserves for product returns and credits based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. For additional information on our allowance for doubtful accounts, see discussion below.

The revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. We apply the portfolio approach primarily within each operating segment by geographical region. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. We determined the key criteria to assess with respect to the portfolio approach, including the related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings, are performed at the operating segment level. For additional information on revenue recognition, see Note 17.

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

Our allowance for doubtful accounts balance was $62 million and $61 million, as of December 31, 2019 and 2018, respectively. These amounts include our allowance for sales returns and credits of $18 million and $17 million as of December 31, 2019 and 2018, respectively. Our bad debt expense as a percent of reported net sales was 0.1% in each of the years 2019, 2018 and 2017. We believe it is reasonably likely that future results will be consistent with historical trends and experience. However, if the financial condition of our customers were to deteriorate, resulting in an inability to make payments, or if unexpected events, economic downturns, or significant changes in future trends were to occur, additional allowances may be required. For additional information on our allowance for doubtful accounts, see Note 2.

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

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bond issues that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rate is calculated by matching the plans’ projected cash flows to the bond yield curve. For 2019 and 2018, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations for 2019, our weighted-average discount rate decreased to 3.20% from 4.34% at year-end 2018. In determining our U.S. postretirement health care obligation for 2019, our weighted-average discount rate decreased to 3.16% from 4.29% at year-end 2018.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected return on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 7.25% for 2020 and 2019 and 7.75% for 2018.

●	Projected salary and health care cost increases are based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 4.03% for 2019, 2018 and 2017.

●	For postretirement benefit measurement purposes as of December 31, 2019, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.00% for pre-65 costs and 10.75% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2028 and remain at those levels thereafter.

●	In determining our U.S. pension and U.S. postretirement health care obligation for 2019, we utilized the most recent mortality table, MP-2019 projection scale (applied to the Pri-2012 mortality table).

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized actuarial loss and amortized over future periods and, therefore, will generally affect our recognized expense in future periods. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations. The unrecognized net actuarial loss on our U.S. qualified and non-qualified pension plans increased to $632 million as of December 31, 2019 from $539 million as of December 31, 2018 (both before tax), primarily due to current year net actuarial losses.

The effect of a decrease in the discount rate or decrease in the expected return on assets assumption as of December 31, 2019, on the December 31, 2019 defined benefit obligation and 2020 expense is shown below, assuming no changes in benefit levels and no amortization of gains or losses for our significant U.S. plans. Expense amounts reflect the accounting for actuarial gains as a component of other comprehensive income and recognition of the impacts into income over the remaining service period:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2020
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$74.1	$5.3
Expected return on assets	-0.25 pts	N/A	5.3

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2020
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$4.1	$0.2
Expected return on assets	-0.25 pts	N/A	-

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

Self-Insurance

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

Restructuring charges have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet. Our restructuring liability balance was $112 million and $79 million as of December 31, 2019 and 2018, respectively. For additional information on our restructuring activities, see Note 3.

Income Taxes

Judgment is required to determine the annual effective income tax rate, deferred tax assets and liabilities, valuation allowances recorded against net deferred tax assets and uncertain tax positions.

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

We recorded an estimate of the one-time transition tax in the fourth quarter of 2017 of $160 million and in 2018 and 2019 we recorded additional discrete expense of $66 million and benefit of $3.1 million, respectively, primarily due to the issuance of technical guidance in both years, the finalization of certain estimates as a result of filing the 2017 and 2018 U.S. federal tax return and the finalization of the balance sheet positions used in the calculation of the transition tax. We have completed our accounting for the effects of the Tax Act as they relate to the repricing of deferred tax balances and the one-time transition tax.

Additionally, proposed regulations were released during 2019. Certain of the proposed regulations may be subject to challenge; therefore, we recorded tax expense based on our interpretation of the changes in law affected by the Tax Act and not the proposed regulations. If the proposed regulations become final, we will record the impact at that time.

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

During 2019, due to the adoption of the new lease standard and the recording of operating lease assets and operating lease liabilities on the Consolidated Balance Sheet, we recorded related deferred tax liabilities and deferred tax assets, respectively.

Uncertain Tax Positions

A number of years may elapse before a particular tax matter, for which we have established a reserve, is audited and finally resolved. The number of tax years with open tax audits varies depending on the tax jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of our U.S. federal income tax returns through 2016 and the years 2017 and 2018 are currently under audit. In addition to the U.S. federal examinations, we have ongoing audit activity in several U.S. state and foreign jurisdictions.

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our reserves for tax contingencies are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The tax reserves are reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Tax reserves are presented in the Consolidated Balance Sheet within other non-current liabilities. Our gross liability for uncertain tax positions was $28 million and $50 million as of December 31, 2019 and 2018, respectively. For additional information on income taxes see Note 12.

Long-Lived Assets, Intangible Assets and Goodwill

Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets, the net value of which was $7.0 billion and $7.1 billion as of December 31, 2019 and 2018, respectively, for impairment and when significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or history of operating or cash flow losses associated with the use of the asset. Impairment losses could occur when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s carrying value over its estimated fair value.

We use the straight-line method to recognize amortization expense related to our amortizable intangible assets, including our customer relationships. We consider various factors when determining the appropriate method of amortization for our customer relationships, including projected sales data, customer attrition rates and length of key customer relationships.

Globally, we have a broad customer base. Our retention rate of significant customers has aligned with our acquisition assumptions, including the customer bases acquired from our Nalco and Champion transactions, which make up the majority of our unamortized customer relationships. Our historical retention rate, coupled with our consistent track record of keeping long-term relationships with our customers, supports our expectation of consistent sales generation for the foreseeable future from the acquired customer base. If our customer retention rate or other post-acquisition operational activities changed materially, we would evaluate the financial impact and any corresponding triggers which could result in an acceleration of amortization or impairment of our customer relationship intangible assets.

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

Goodwill and Indefinite Life Intangible Assets

We had total goodwill of $7.3 billion and $7.1 billion as of December 31, 2019 and 2018, respectively. We test our goodwill for impairment at the reporting unit level on an annual basis during the second quarter. Our reporting units are aligned with our eleven operating segments.

For our 2019 impairment assessment, we completed our assessment for goodwill impairment across our reporting units using a two-step quantitative analysis, utilizing a discounted cash flow approach. The first step of the analysis involved determining the estimated fair value of each reporting unit and comparing them to the respective carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. Our goodwill impairment assessment for 2019 indicated the estimated fair value of each of our reporting units exceeded the unit’s carrying amount by a significant margin. We assess the need to test our reporting units for impairment during interim periods between our scheduled annual assessments when significant events or changes in business circumstances indicate that the carrying value of the reporting unit may not be recoverable. There has been no impairment of goodwill in any of the years presented.

As part of the Nalco merger, we added the “Nalco” trade name as an indefinite life intangible asset, the total value of which was $1.2 billion as of December 31, 2019 and 2018. The carrying value of the indefinite life trade name was subject to annual impairment testing, using a relief from royalty assessment method, during the second quarter of 2019. Our Nalco trade name assessment for 2019 indicated the estimated fair value of the asset exceeded its carrying amount by a significant margin. We assess the need to test the Nalco trade name for impairment during interim periods between our scheduled annual assessments when significant events or changes in business circumstances indicate that the carrying value of the asset may not be recoverable. There has been no impairment of the Nalco trade name in any of the years presented.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2019	2018	2017	2019	2018
Product and equipment sales	$12,238.9	$12,128.6	$11,431.8
Service and lease sales	2,667.4	2,539.6	2,404.1
Reported GAAP net sales	$14,906.3	$14,668.2	$13,835.9	2%	6%
Effect of foreign currency translation	140.6	(137.5)	(37.8)
Non-GAAP fixed currency sales	$15,046.9	$14,530.7	$13,798.1	4%	5%

The percentage components of the year-over-year sales change are shown below:

(percent)	2019	2018
Volume	0%	4%
Price changes	2	2
Acquisition adjusted fixed currency sales change	3	6
Acquisitions & divestitures	1	0
Fixed currency sales change	4	6
Foreign currency translation	(2)	0
Reported GAAP net sales change	2%	6%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2019		2018		2017
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$7,106.4		$7,078.5		$6,576.9
Service and lease cost of sales	1,617.0		1,547.4		1,487.3
Reported GAAP COS and gross margin	$8,723.4	41.5%	$8,625.9	41.2%	$8,064.2	41.7%
Special (gains) and charges	38.5	0.2	9.3	0.1	44.0	0.3
Non-GAAP adjusted COS and gross margin	$8,684.9	41.7%	$8,616.6	41.3%	$8,020.2	42.0%

Our COS values and corresponding gross margin are shown in the previous table. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 41.5%, 41.2%, and 41.7% for 2019, 2018, and 2017, respectively. Our 2019, 2018 and 2017 reported gross margins were negatively impacted by special (gains) and charges of $38.5 million, $9.3 million, and $44.0 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table on page 33.

Excluding the impact of special (gains) and charges, our 2019 adjusted gross margin was 41.7% compared against a 2018 adjusted gross margin of 41.3%. The increase was driven primarily by pricing, which more than offset unfavorable sales mix.

Excluding the impact of special (gains) and charges, our adjusted gross margin was 41.3% and 42.0% for 2018 and 2017, respectively. The decrease was driven primarily by higher delivered product costs more than offsetting the impact from increased pricing and cost savings.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2019	2018	2017
SG&A Ratio	26.5%	27.1%	27.6%

The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2019 against 2018 and comparing 2018 against 2017 were driven primarily by sales leverage, restructuring efforts and cost savings, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

(millions)	2019	2018	2017
Cost of sales
Restructuring activities	$20.4	$12.1	$4.6
Acquisition and integration activities	7.6	(0.6)	13.2
Other	10.5	(2.2)	26.2
Cost of sales subtotal	38.5	9.3	44.0

Special (gains) and charges
Restructuring activities	116.8	89.4	39.9
ChampionX separation	77.3	-	-
Acquisition and integration activities	5.6	8.8	15.4
Gain on sale of business	-	-	(46.1)
Venezuela related gain	-	-	(11.5)
Other	11.9	28.5	(1.4)
Special (gains) and charges subtotal	211.6	126.7	(3.7)

Operating income subtotal	250.1	136.0	40.3

Interest expense, net	0.2	0.3	21.9
Other (income) expense	9.5	-	-

Total special (gains) and charges	$259.8	$136.3	$62.2

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring Activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of cost of sales, special (gains) and charges, and other (income) expense on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Further details related to our restructuring charges are included in Note 3.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. In 2019, we raised our goals for the Plan to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. We expect that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($200 million after tax), or an estimated $0.68 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $136.6 million ($104.4 million after tax) or $0.36 per diluted share in 2019. Of these expenses, $2.0 million ($1.5 million after tax) or less than $0.01 per diluted share is recorded in other (income) expense. The liability related to the Plan was $104.0 million as of the end of the year. We have recorded $241.2 million ($184.0 million after tax), or $0.63 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Plan has delivered $125 million of cumulative cost savings with estimated annual cost savings of $325 million by 2021.

Other Restructuring Activities

During 2019, we incurred restructuring charges of $4.1 million ($3.3 million after tax), or $0.01 per diluted share, related to an immaterial restructuring plan. The charges are comprised of severance, facility closure costs, including asset disposals, and consulting fees.

Prior to 2018, we engaged in a number of restructuring plans. During 2017, we commenced restructuring and other cost-saving actions in order to streamline operations. These actions include a reduction of our global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. We also have restructuring plans that commenced prior to 2016. During 2019, net restructuring gains related to prior year plans were $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share. During 2018, net restructuring gains related to prior year plans were $3.1 million ($2.4 million after tax) or $0.01 per diluted share. The gains recorded were due to finalizing estimates upon completion of projects. During 2017, we recorded restructuring charges of $44.5 million ($32.3 million after tax) or $0.11 per diluted share.

The restructuring liability balance for all plans excluding Accelerate 2020 was $7.7 million and $14.9 million as of December 31, 2019 and 2018, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to these plans were $8.3 million.

ChampionX Separation

On December 18, 2019, we entered into definitive agreements with ChampionX and Apergy pursuant to which we will separate the Upstream Energy business of our Global Energy segment and combine it with Apergy in a tax-efficient reverse Morris Trust transaction. During 2019, the charges associated with the separation reported in special (gains) and charges on the Consolidated Statement of Income include $77.3 million ($65.8 million after tax) or $0.22 per diluted share. The charges are primarily related to professional fees to support the separation. ChampionX separation costs reported in other (income) expense on the Consolidated Statement of Income in 2019 include $7.5 million ($5.7 million after tax) or $0.02 per diluted share related to pension curtailments and settlements due to the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2019 include $5.6 million ($4.1 million after tax) or $0.01 per diluted share. Charges are primarily related to Bioquell PLC (“Bioquell”) and Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 include $7.6 million ($5.6 million after tax) or $0.02 per diluted share and are related to recognition of fair value step-up in the Bioquell inventory and facility closure costs. In conjunction with our acquisitions, we incurred $0.2 million ($0.1 million after tax), or less than $0.01 per diluted share, of interest expense in 2019.

During 2018, acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income included $8.8 million ($6.1 million after tax), or $0.02 per diluted share, of charges primarily related to Anios integration costs, advisory and legal fees. The acquisition and integration gains reported in cost of sales on the Consolidated Statement of Income in 2018 related to changes in estimates related to an early lease exist. In conjunction with our acquisitions, we incurred $0.3 million ($0.2 million after tax), or less than $0.01 per diluted share, of interest expense in 2018.

During 2017, acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income included $15.4 million ($9.9 million after tax), or $0.03 per diluted share, of acquisition costs, advisory and legal fees, and integration charges for the Anios and Swisher acquisitions. Acquisition and integration costs reported in cost of sales on the Consolidated Statement of Income in 2017 included $13.2 million ($8.6 million after tax), or $0.03 per diluted share, which related primarily to disposal of excess inventory upon the closure of Swisher plants, accelerated rent expense, and amounts related to recognition of fair value step-up in the Anios inventory. Further information related to our acquisitions is included in Note 4.

Gain on sale of business

During 2017, we disposed of the Equipment Care business and recorded a gain of $46.1 million ($12.4 million after tax primarily due to non-deductible goodwill), or $0.04 per diluted share, net of working capital adjustments, costs to sell and other transaction expenses. The gain was included as a component of special (gains) and charges on the Consolidated Statement of Income.

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, we deconsolidated our Venezuelan subsidiaries. We recorded gains due to U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation of $11.5 million ($7.2 million after tax) or $0.02 per diluted share in 2017. No such gains occurred in 2018 and 2019.

Other

During 2019, we recorded other special charges of $11.9 million ($7.5 million after tax), or $0.03 per diluted share, which primarily related to legal charges partially offset by a litigation settlement. Other special charges reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 of $10.5 million ($7.1 million after tax), or $0.02 per diluted share, relate to a Healthcare product recall in Europe.

During 2018, we recorded other special charges of $28.5 million ($21.5 million after tax), or $0.07 per diluted share, which primarily consisted of a $25.0 million ($18.9 million after tax), or $0.06 per diluted share, commitment to the Ecolab Foundation. Other charges, primarily litigation related charges, were minimal and have been included as a component of special (gains) and charges on the Consolidated Statement of Income. Other special gains reported in product and equipment cost of sales on the Consolidated Statement of Income in 2018 of $2.2 million ($1.7 million after tax), or $0.01 per diluted share, relate to changes in estimates for an inventory LIFO reserve.

During 2017, we recorded other charges of $24.8 million ($19.0 million after tax), or $0.06 per diluted share, primarily related to fixed asset impairments, a Global Energy vendor contract termination and litigation related charges. These charges have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income.

Other (Income) Expense

During 2019, the Company recorded other expense of $9.5 million ($7.2 million after tax) or $0.02 per diluted share related to pension curtailments and settlements for ChampionX separation and Accelerate 2020, respectively, as discussed further above. These charges have been included as a component of other (income) expense on the Consolidated Statement of Income.

Interest expense, net

During 2019 and 2018, an immaterial amount of interest expense was recorded due to acquisition and integration costs.

During 2017, in anticipation of U.S. tax reform and a potential limit on interest deductibility in future years, we entered into transactions to exchange or retire certain long-term debt, and incurred debt exchange and extinguishment charges of $21.9 million ($13.6 million after tax) or $0.05 per diluted share. This charge has been included as a component of interest expense, net on the Consolidated Statement of Income.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2019	2018	2017	2019	2018
Reported GAAP operating income	$2,013.8	$1,947.0	$1,950.1	3%	(0)%
Special (gains) and charges	250.1	136.0	40.3
Non-GAAP adjusted operating income	2,263.9	2,083.0	1,990.4	9	5
Effect of foreign currency translation	20.4	(20.4)	(12.1)
Non-GAAP adjusted fixed currency operating income	$2,284.3	$2,062.6	$1,978.3	11%	4%

(percent)	2019	2018	2017
Reported GAAP operating income margin	13.5%	13.3%	14.1%
Non-GAAP adjusted operating income margin	15.2%	14.2%	14.4%
Non-GAAP adjusted fixed currency
operating income margin	15.2%	14.2%	14.3%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income increased 3% when comparing 2019 to 2018 and was flat when comparing 2018 to 2017. Our reported operating income for 2019, 2018 and 2017 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from all three years, 2019 adjusted operating income increased 9% when compared to 2018 adjusted operating income and 2018 adjusted operating income increased 5% when compared to 2017 adjusted operating income.

As shown in the previous table, foreign currency translation had a minimal impact on adjusted operating income growth for 2019 and 2018.

Other (Income) Expense

(millions)	2019	2018	2017
Reported GAAP other (income) expense	$(76.3)	$(79.9)	$(67.3)
Special (gains) and charges	9.5	-	-
Non-GAAP adjusted other (income) expense	$(85.8)	$(79.9)	$(67.3)

Our reported other income was $76.3 million, $79.9 million and $67.3 million in 2019, 2018, and 2017, respectively. Excluding the impact of pension curtailments and settlements in 2019, our adjusted other income was $85.8 million reflecting the return on pension assets and non-service costs of our pension obligations.

Interest Expense, Net

(millions)	2019	2018	2017
Reported GAAP interest expense, net	$191.2	$222.3	$255.0
Special (gains) and charges	0.2	0.3	21.9
Non-GAAP adjusted interest expense, net	$191.0	$222.0	$233.1

Our reported net interest expense totaled $191.2 million, $222.3 million and $255.0 million during 2019, 2018 and 2017 respectively.

We incurred $0.2 million ($0.1 million after tax), or less than $0.01 per diluted share and $0.3 million ($0.2 million after tax), or less than $0.01 per diluted share, of interest expense in conjunction with our acquisitions during 2019 and 2018, respectively.

During 2017, in anticipation of U.S. tax reform and a potential limit on interest deductibility in future years, we entered into transactions to exchange or retire certain long-term debt, and incurred debt exchange and extinguishment charges of $21.9 million ($13.6 million after tax) or $0.05 per diluted share.

The decrease in our 2019 adjusted net interest expense compared to 2018 was driven primarily by lower outstanding debt and higher interest income. The decrease in our 2018 adjusted net interest expense compared to 2017 was driven primarily by lower interest rates on debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2019	2018	2017
Reported GAAP tax rate	17.0%	20.2%	13.8%
Tax rate impact of:
The Tax Act	0.1	(3.4)	8.7
Special (gains) and charges	0.6	0.3	(0.1)
Discrete tax items	2.6	3.2	1.4
Non-GAAP adjusted tax rate	20.3%	20.3%	23.8%

Our reported tax rate was 17.0%, 20.2%, and 13.8% for 2019, 2018 and 2017, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future. The enactment of the Tax Act also significantly impacted the comparability of our reported tax rate.

We recognized total net benefit related to discrete tax items of $58.4 million during 2019. Share-based compensation excess tax benefit contributed $43.1 million in 2019. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. We recognized $15.6 million tax benefit related to changes in local tax law, which primarily includes $30.4 million benefit due to the passage of the Swiss Tax Reform and AHV Financing Act, a Swiss federal tax law, offset by a tax expense of $10.2 million due to the release of the final Treasury Regulation governing taxation of foreign dividends. We recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and statutes of limitations which resulted in a $16.8 million tax benefit. We finalized the 2015 and 2016 IRS audit, which also resulted in discrete tax expense of $11.0 million. The remaining discrete tax expense was primarily related to changes in estimates in non-U.S. jurisdictions.

We recognized total net expense related to discrete tax items of $4.7 million during 2018. In the third quarter of 2018, we filed U.S. federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. U.S. tax reform (as described further below) resulted in $66.0 million expense for 2018. Share-based compensation excess tax benefit contributed $28.1 million in 2018. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. Included within the 2018 provision for income taxes in $44.2 million of discrete charges recorded in the fourth quarter to correct immaterial errors in prior years. The remaining discrete tax expense was primarily related to changes in reserves in non-U.S. jurisdictions, audit settlements and both international and U.S. changes in estimates.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (GILTI), the base erosion anti abuse tax (BEAT) and a deduction for foreign derived intangible income (FDII). In January 2018, accounting guidance was issued requiring a company to make an accounting policy election to either treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the "period cost method") or factor such amounts into a company’s measurement of our deferred taxes (the "deferred method"). We have elected the period cost method and included the GILTI impact in our tax expense.

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

The adjusted rate was 20.3% for both 2019 and 2018. The change in our adjusted tax rate from 2018 to 2017 was primarily driven by enactment of the Tax Act, global tax planning projects and geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to, the Tax Act, other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income Attributable to Ecolab

				Percent Change

(millions)	2019	2018	2017	2019	2018
Reported GAAP net income attributable to Ecolab	$1,558.9	$1,429.1	$1,504.6	9%	(5)%
Adjustments:
Special (gains) and charges, after tax	202.6	102.8	56.0
Discrete tax net expense (benefit)	(58.4)	4.7	(184.2)
Non-GAAP adjusted net income attributable to Ecolab	$1,703.1	$1,536.6	$1,376.4	11%	12%

Diluted EPS

				Percent Change

(dollars)	2019	2018	2017	2019	2018
Reported GAAP diluted EPS	$ 5.33	$ 4.88	$ 5.12	9%	(5)%
Adjustments:
Special (gains) and charges	0.69	0.35	0.19
Discrete tax net expense (benefit)	(0.20)	0.02	(0.63)
Non-GAAP adjusted diluted EPS	$ 5.82	$ 5.25	$ 4.68	11%	12%

Per share amounts do not necessarily sum due to rounding.

Currency translation had an unfavorable $0.13 impact on reported and adjusted diluted EPS when comparing 2019 to 2018 and minimal impact when comparing 2018 to 2017.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2019. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 18.

Fixed currency net sales and operating income for 2019, 2018 and 2017 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2019	2018	2017	2019	2018
Global Industrial	$5,569.9	$5,220.2	$4,895.8	7%	7%
Global Institutional	5,235.5	5,066.0	4,785.8	3	6
Global Energy	3,334.0	3,388.8	3,205.8	(2)	6
Other	907.5	855.7	910.7	6	(6)
Subtotal at fixed currency	15,046.9	14,530.7	13,798.1	4	5
Effect of foreign currency translation	(140.6)	137.5	37.8
Total reported net sales	$14,906.3	$14,668.2	$13,835.9	2%	6%

Operating Income				Percent Change

(millions)	2019	2018	2017	2019	2018
Global Industrial	$854.7	$724.4	$722.0	18%	0%
Global Institutional	1,042.2	1,007.3	962.7	3	5
Global Energy	379.1	338.5	322.9	12	5
Other	167.3	160.0	140.7	5	14
Corporate	(409.1)	(303.6)	(210.3)
Subtotal at fixed currency	2,034.2	1,926.6	1,938.0	6	(1)
Effect of foreign currency translation	(20.4)	20.4	12.1
Total reported operating income	$2,013.8	$1,947.0	$1,950.1	3%	0%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$5,569.9	$(103.3)	$5,466.6	$5,220.2	$(11.9)	$5,208.3
Global Institutional	5,235.5	(35.4)	5,200.1	5,066.0	-	5,066.0
Global Energy	3,334.0	(0.1)	3,333.9	3,388.8	(2.5)	3,386.3
Other	907.5	(1.6)	905.9	855.7	(0.3)	855.4
Subtotal at fixed currency	15,046.9	(140.4)	14,906.5	14,530.7	(14.7)	14,516.0
Effect of foreign currency translation	(140.6)			137.5
Total reported net sales	$14,906.3			$14,668.2

Operating Income	2019			2018
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$854.7	$1.3	$856.0	$724.4	$(3.0)	$721.4
Global Institutional	1,042.2	4.3	1,046.5	1,007.3	-	1,007.3
Global Energy	379.1	0.3	379.4	338.5	2.6	341.1
Other	167.3	(0.4)	166.9	160.0	-	160.0
Corporate	(159.0)	-	(159.0)	(167.6)	-	(167.6)
Non-GAAP adjusted fixed currency operating income	2,284.3	5.5	2,289.8	2,062.6	(0.4)	2,062.2
Special (gains) and charges	250.1			136.0
Subtotal at fixed currency	2,034.2			1,926.6
Effect of foreign currency translation	(20.4)			20.4
Total reported operating income	$2,013.8			$1,947.0

Global Industrial

	2019	2018	2017
Sales at fixed currency (millions)	$5,569.9	$5,220.2	$4,895.8
Sales at public currency (millions)	5,500.7	5,286.5	4,918.0

Volume	2%	4%
Price changes	3%	2%
Acquisition adjusted fixed currency sales change	5%	6%
Acquisitions and divestitures	2%	1%
Fixed currency sales change	7%	7%
Foreign currency translation	(3)%	1%
Public currency sales change	4%	7%

Operating income at fixed currency (millions)	$854.7	$724.4	$722.0
Operating income at public currency (millions)	844.5	735.6	727.1

Fixed currency operating income change	18%	0%
Fixed currency operating income margin	15.3%	13.9%	14.7%
Acquisition adjusted fixed currency operating income change	19%	1%
Acquisition adjusted fixed currency operating income margin	15.7%	13.9%	*
Public currency operating income change	15%	1%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales growth for Global Industrial in both 2019 and 2018 was driven by pricing and volume gains. The 2019 sales increase was impacted by growth in all regions. Regional results for 2018 were impacted by good growth in North America and Europe.

At an operating segment level, Water fixed currency sales increased 6% and 7% in 2019 and 2018, respectively. In both 2019 and 2018, Light industry sales growth was led by innovative technology and service offerings. Heavy industry sales benefitted from sales force investments and improved market conditions while mining sales were led by new business wins. Food & Beverage fixed currency sales increased 9% (6% acquisition adjusted) in 2019 as share gains and pricing more than offset generally flat industry trends. Globally, we saw strong growth in our dairy, food, beverage and brewing segments, with moderate growth in the protein business. Fixed currency sales growth was strong across major regions. Fixed currency sales increased 6% in 2018, benefiting from corporate account wins, share gains and pricing, which more than offset generally flat industry trends. Growth was led by the beverage and brewing, dairy and protein businesses. Paper fixed currency sales increased 1% in 2019 despite softer containerboard market conditions which reduced volumes in major regions. Fixed currency sales increased 11% (6% acquisition adjusted) in 2018 driven by business wins and pricing. Textile Care fixed currency sales increased 2% and 1% in 2019 and 2018, respectively. Life Sciences fixed currency sales increased 37% in 2019 (12% acquisition adjusted). Results were led by business wins and pricing in our cleaning and disinfection programs for both the pharmaceutical and personal care markets, with strong growth in Europe and moderate North America gains. Fixed currency sales increased 14% in 2018 driven by good growth from business wins and pricing execution in both the pharmaceutical and personal care markets.

Operating Income

Fixed currency operating income for Global Industrial increased in 2019 while 2018 was flat when compared to prior periods. Fixed currency operating income margins increased in 2019 and decreased in 2018.

Acquisition adjusted fixed currency operating income margins increased 1.8 percentage points in 2019. The favorable impact of pricing added approximately 2.7 percentage points during 2019. Investments in the business negatively impacted margins by approximately 1.1 percentage points. Acquisition adjusted fixed currency operating income margins decreased in 2018 compared to 2017, negatively impacted by higher delivered product costs and investments in the business, partially offset by favorable impact of pricing and volume gains.

Global Institutional

	2019	2018	2017
Sales at fixed currency (millions)	$5,235.5	$5,066.0	$4,785.8
Sales at public currency (millions)	5,187.0	5,098.5	4,776.2

Volume	1%	3%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	3%	5%
Acquisitions and divestitures	1%	1%
Fixed currency sales change	3%	6%
Foreign currency translation	(2)%	1%
Public currency sales change	2%	7%

Operating income at fixed currency (millions)	$1,042.2	$1,007.3	$962.7
Operating income at public currency (millions)	1,035.7	1,010.6	963.9

Fixed currency operating income change	3%	5%
Fixed currency operating income margin	19.9%	19.9%	20.1%
Acquisition adjusted fixed currency operating income change	4%	4%
Acquisition adjusted fixed currency operating income margin	20.1%	19.9%	*
Public currency operating income change	2%	5%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales growth for Global Institutional in both 2019 and 2018 benefited from pricing, volume growth and acquisitions. At a regional level, the 2019 sales increases were led by good growth in North America.

At an operating segment level, Institutional fixed currency sales increased 2% in 2019, reflecting the benefits of new products and business wins. Fixed currency sales increased 5% in 2018. Global lodging demand continued to show moderate growth while global full-service restaurant industry foot traffic remained soft. Specialty fixed currency sales increased 9% in 2019, reflecting strong ongoing business and program wins. Fixed currency sales increased 8% in 2018, led primarily from strong ongoing business and new account wins. Healthcare fixed currency sales increased 1% in 2019. At a regional level, good growth in Europe was offset by a product recall while North America sales were flat with good differentiated product and program growth which was partially offset by lower sales of deemphasized non-core products. Fixed currency sales increased 7% (2% acquisition adjusted) in 2018, with strong sales of environmental hygiene programs partially offset by lower sales of non-core products.

Operating Income

Fixed currency operating income for our Global Institutional segment increased in both 2019 and 2018 when compared to prior periods. Fixed currency operating income margins remained flat in 2019 and declined slightly in 2018.

Acquisition adjusted fixed currency operating income margins increased 0.2 percentage points during 2019. The favorable impact of pricing and volume added approximately 1.9 percentage points during 2019. Investments in the business and selling related expenses negatively impacted margins by approximately 1.7 percentage points. Acquisition adjusted fixed currency operating income margins decreased in 2018, negatively impacted by investments in the business, including innovative digital technologies, and higher delivered product costs, partially offset by favorable impact of sales volume gains, pricing and cost savings.

Global Energy

	2019	2018	2017
Sales at fixed currency (millions)	$3,334.0	$3,388.8	$3,205.8
Sales at public currency (millions)	3,317.7	3,421.1	3,230.0

Volume	(3)%	5%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	(2)%	7%
Acquisitions and divestitures	(0)%	(1)%
Fixed currency sales change	(2)%	6%
Foreign currency translation	(1)%	0%
Public currency sales change	(3)%	6%

Operating income at fixed currency (millions)	$379.1	$338.5	$322.9
Operating income at public currency (millions)	375.3	344.7	327.7

Fixed currency operating income change	12%	5%
Fixed currency operating income margin	11.4%	10.0%	10.1%
Acquisition adjusted fixed currency operating income change	11%	7%
Acquisition adjusted fixed currency operating income margin	11.4%	10.1%	*
Public currency operating income change	9%	5%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Energy decreased 2% in 2019. Upstream (being renamed ChampionX) sales declined 3% as a significant decline in the well stimulation business (reflecting the reduced North American industry drilling and completion activity) was partially offset by good growth in production sales. Downstream fixed currency sales increased 1% driven by pricing and new business wins in Europe and Asia Pacific. Fixed currency sales for Global Energy in 2018 had strong growth in the well stimulation business and moderate growth in the production business driven by increased North America activity. Downstream fixed currency sales increased driven by pricing and new business wins in North America, Asia Pacific, and Middle East.

Operating Income

Fixed currency operating income for Global Energy increased during 2019 and 2018 as compared to the prior year. Fixed currency operating income margins increased in 2019 and decreased in 2018.

Acquisition adjusted fixed currency operating income margins improved in 2019 and were flat in 2018. Pricing and cost savings favorably impacted margins by approximately 2.5 percentage points during 2019. These gains more than offset the 0.9 percentage point unfavorable impact of lower sales volume. Sales volume gains and pricing favorably impacted 2018, equally offset by higher delivered product costs and investments in the business.

Other

	2019	2018	2017
Sales at fixed currency (millions)	$907.5	$855.7	$910.7
Sales at public currency (millions)	900.9	862.1	911.7

Volume	4%	6%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	6%	7%
Acquisitions and divestitures	0%	(13)%
Fixed currency sales change	6%	(6)%
Foreign currency translation	(2)%	1%
Public currency sales change	5%	(5)%

Operating income at fixed currency (millions)	$167.3	$160.0	$140.7
Operating income at public currency (millions)	166.2	160.7	141.5

Fixed currency operating income change	5%	14%
Fixed currency operating income margin	18.4%	18.7%	15.4%
Acquisition adjusted fixed currency operating income change	4%	17%
Acquisition adjusted fixed currency operating income margin	18.4%	18.7%	*
Public currency operating income change	3%	14%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in 2019 with growth in all regions. Fixed currency sales decreased in 2018 driven by the divestiture of Equipment Care in the fourth quarter of 2017.

At an operating segment level, Pest Elimination fixed currency sales increased 6% in 2019 with good growth across all major regions and markets. Fixed currency sales increased 13% (7% acquisition adjusted) in 2018 led by sales to food, beverage and hospitality markets. CTG fixed currency sales increased 5% in 2019 and 10% in 2018.

Operating Income

Fixed currency operating income in Other increased during 2019 and 2018 as compared to the prior year. Fixed currency operating income margins decreased in 2019 and increased in 2018.

Acquisition adjusted fixed currency operating income margins in Other decreased 0.3 percentage points in 2019. Field investments negatively impacted margins by approximately 2.2 percentage points, which more than offset the 1.7 percentage points of favorable pricing increases. Acquisition adjusted fixed currency operating income margins increased in 2018, positively impacted by sales volume and pricing increases, partially offset by field investments.

Corporate

Consistent with our internal management reporting, Corporate expense amounts in the table on page 38 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 33.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $20.9 billion as of December 31, 2019, compared to total assets of $20.1 billion as of December 31, 2018.

Total liabilities were $12.1 billion as of December 31, 2019, compared to total liabilities of $12.0 billion as of December 31, 2018. Total debt was $6.4 billion as of December 31, 2019 and $7.0 billion as of December 31, 2018. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2019	2018	2017
(ratio)
Net debt to EBITDA	2.0	2.3	2.4

(millions)
Total debt	$6,354.1	$7,045.2	$7,322.7
Cash	186.4	114.7	211.4
Net debt	$6,167.7	$6,930.5	$7,111.3

Net income including noncontrolling interest	$1,576.2	$1,440.3	$1,518.6
Provision for income taxes	322.7	364.3	243.8
Interest expense, net	191.2	222.3	255.0
Depreciation	654.1	621.3	585.7
Amortization	319.2	317.0	307.6
EBITDA	$3,063.4	$2,965.2	$2,910.7

Cash Flows

Operating Activities

				Dollar Change

(millions)	2019	2018	2017	2019	2018
Cash provided by operating activities	$2,420.7	$2,277.7	$2,091.3	$143.0	$186.4

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities across 2019 to 2017 was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”), the combination of which increased $74 million, $192 million and $56 million in 2019, 2018 and 2017 respectively. The cash flow impact across the three years from working capital accounts was driven by changes in sales volumes and timing of collections; timing of purchases and production and usage levels; and volume of purchases and timing of payments.

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2019	2018	2017	2019	2018
Pensions and postretirement plan contributions	$186.0	$60.0	$144.1	$126.0	$(84.1)
Restructuring payments	100.9	57.9	39.2	43.0	18.7
Income tax payments	356.3	395.2	402.8	(38.9)	(7.6)
Interest payments	189.4	206.4	239.3	(17.0)	(32.9)

Investing Activities

				Dollar Change

(millions)	2019	2018	2017	2019	2018
Cash used for investing activities	$(1,199.1)	$(1,030.0)	$(1,727.0)	$(169.1)	$697.0

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2019, 2018 and 2017 was $385 million, $221 million and $870 million, respectively. Our acquisitions and divestitures are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $801 million, $847 million and $869 million in 2019, 2018 and 2017, respectively.

Financing Activities

				Dollar Change

(millions)	2019	2018	2017	2019	2018
Cash used for financing activities	$(1,349.6)	$(1,172.7)	$(522.7)	$(176.9)	$(650.0)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $354 million, $562 million, and $600 million of shares in 2019, 2018 and 2017, respectively. 2017 amount includes $300 million of shares repurchased through an Accelerated Stock Repurchase (“ASR”) agreement. See Note 10 for further information regarding the ASR agreement.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2019	2018	2017	2019	2018
Net issuances (repayments) of commercial paper and notes payable	$(252.0)	$341.8	$(43.7)	$(593.8)	$385.5
Long-term debt borrowings	-	-	1,309.4	-	(1,309.4)
Long-term debt repayments	(400.6)	(551.6)	(799.0)	151.0	247.4

In December 2019, we increased our indicated annual dividend rate by 2%. This represents the 28th consecutive year we have increased our dividend. We have paid dividends on our common stock for 83 consecutive years. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2019	$0.46	$0.46	$0.46	$0.47	$1.85
2018	$0.41	$0.41	$0.41	$0.46	$1.69
2017	$0.37	$0.37	$0.37	$0.41	$1.52

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

As of December 31, 2019, we had $186 million of cash and cash equivalents on hand, of which $159 million was held outside of the U.S. As of December 31, 2018, we had $115 million of cash and cash equivalents on hand, substantially all of which was held outside of the U.S.

As of December 31, 2019, we had a $2.0 billion multi-year credit facility, which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year-end, we had $55.1 million (€50.0 million) of commercial paper outstanding under the Euro commercial paper program and no borrowings under the U.S. commercial paper program. There were no borrowings under our credit facility as of December 31, 2019 or 2018. As of December 31, 2019, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. We have $165 million of bank supported letters of credit, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2019, Standard & Poor’s and Fitch both rated our long-term credit at A- (stable outlook) and Moody’s rated our long-term credit at Baa1 (positive outlook). A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2019 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$ 25	$ 25	$ -	$ -	$ -
One-time transition tax	106	7	-	27	72
Long-term debt	6,271	300	1,516	1,276	3,179
Operating leases	659	174	259	105	121
Interest*	2,240	212	370	260	1,398
Total	$ 9,301	$ 718	$ 2,145	$ 1,668	$ 4,770

*	Interest on variable rate debt was calculated using the interest rate at year-end 2019.

As of December 31, 2019, our gross liability for uncertain tax positions was $28 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2020. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $46 million in 2020. These amounts have been excluded from the schedule of contractual obligations.

We lease certain sales and administrative office facilities, distribution centers, research and manufacturing facilities and other equipment under longer-term operating leases. Vehicle leases are generally shorter in duration. Vehicle leases have residual value requirements that have historically been satisfied primarily by the proceeds on the sale of the vehicles.

Off-Balance Sheet Arrangements

We do not participate in off-balance sheet financing arrangements. Operating leases were not recorded on the Consolidated Balance Sheet in 2018 or 2017. Through the normal course of business, we have established various joint ventures, some of which have not been consolidated within our financial statements as we neither control, nor are the primary beneficiary. The joint ventures help us meet local ownership requirements, achieve quicker operational scale, expand our ability to provide customers a more fully integrated offering or provide other benefits to our business or customers. These entities have not been utilized as special purposes entities, which are sometimes established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes. As such, we are not exposed to financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2019, we had a total of €1,150 million senior notes designated as net investment hedges.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2019, we had no interest rate swaps outstanding.

See Note 8 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $257 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Energy Markets

Approximately 22% of our sales are generated from our Global Energy segment, the results of which are subject to volatility in the oil and gas commodity markets. During 2019, the North American oil industry drilling and production activity slowed from 2018 levels, while international activity showed modest improvement. Demand for oil and overall energy consumption has shown modest growth with oil prices well above their lows in early 2016.

Our global footprint and broad business portfolio within the Global Energy segment, as well as our strong execution capabilities are expected to provide the required resilience to perform well in the current market. As such, we continue to remain confident in the long-term growth prospects of the segment.

Global Economies

Almost half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the Argentine Peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During 2019, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of 2019 represented less than 1% of our consolidated assets.

The coronavirus has had a negative impact on market conditions and customer demand, starting in China. We anticipate an impact to our 2020 sales from lower market demand, but we are not yet able to estimate the full impact of the coronavirus outbreak as it continues to spread beyond China.

Brexit Referendum

Effective on January 31, 2020, the U.K. has formally left the European Union. The U.K.’s relationship with the EU will no longer be governed by the EU Treaties, but instead by the terms of the Withdrawal Agreement agreed between the U.K. and the EU in late 2019. The Withdrawal Agreement provides for a “transition” period, which commenced the moment the U.K. leaves the EU and is currently set to end on December 31, 2020. At the end of the transition period, there may be significant changes to the U.K.’s business environment. While the effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets or the failure to reach such agreements, the uncertainties created by Brexit, any resolution between the U.K. and EU countries or the failure to reach any such resolutions, could adversely affect our relationships with customers, suppliers and employees and could adversely affect our business.

During 2019, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2.

SUBSEQUENT EVENTS

Subsequent to year-end, we reached an agreement to purchase CID Lines, a leading global provider of livestock biosecurity and hygiene solutions. The acquisition is expected to close in the second quarter of 2020 subject to various regulatory clearances.

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

●    Adjusted operating income

●  Adjusted operating income margin

●  Adjusted fixed currency operating income

●  Adjusted fixed currency operating income margin

●  Acquisition adjusted fixed currency operating income

●  Acquisition adjusted fixed currency operating income margin

●  Adjusted other (income) expense

●	Adjusted interest expense, net

●  EBITDA

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 as stated in their report which is included herein.

Douglas M. Baker, Jr.	Daniel J. Schmechel
Chairman and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Assessment – Global Energy Reporting Unit

As described in Note 2 to the consolidated financial statements, the carrying value of goodwill was $7.3 billion as of December 31, 2019, which includes $3.1 billion allocated to the Global Energy reporting unit. During the second quarter, management completed its annual assessment for goodwill impairment across its eleven reporting units. Management continued to assess the need to test its reporting units for impairment during interim periods since its scheduled annual assessments. The goodwill impairment assessment was completed through a two-step quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The first step involved comparing the estimated fair value of each reporting unit to the reporting unit’s carrying value, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Global Energy reporting unit is a critical audit matter are i) there was a high degree of auditor judgment and subjectivity involved in applying procedures due to the significant amount of judgment by management when estimating the fair value of the reporting unit, ii) a high degree of audit effort was necessary to perform procedures and evaluate audit evidence related to the discount rate assumption, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing procedures and evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the discount rate assumption used in the discounted cash flow approach to estimate the fair value of the Global Energy reporting unit. These procedures also included, among others, testing management’s process for estimating the fair value, evaluating the appropriateness of the valuation approach used in management’s estimate, and evaluating the reasonableness of the discount rate assumption used by management. The discount rate was evaluated by considering the cost of capital of comparable businesses and other industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the Company’s valuation approach and the discount rate assumption.

PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 28, 2020

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share amounts)	2019	2018	2017

Product and equipment sales	$12,238.9	$12,128.6	$11,431.8
Service and lease sales	2,667.4	2,539.6	2,404.1
Net sales	14,906.3	14,668.2	13,835.9
Product and equipment cost of sales	7,106.4	7,078.5	6,576.9
Service and lease cost of sales	1,617.0	1,547.4	1,487.3
Cost of sales (including special charges (a))	8,723.4	8,625.9	8,064.2
Selling, general and administrative expenses	3,957.5	3,968.6	3,825.3
Special (gains) and charges	211.6	126.7	(3.7)
Operating income	2,013.8	1,947.0	1,950.1
Other (income) expense (b)	(76.3)	(79.9)	(67.3)
Interest expense, net (c)	191.2	222.3	255.0
Income before income taxes	1,898.9	1,804.6	1,762.4
Provision for income taxes	322.7	364.3	243.8
Net income including noncontrolling interest	1,576.2	1,440.3	1,518.6
Net income attributable to noncontrolling interest	17.3	11.2	14.0
Net income attributable to Ecolab	$1,558.9	$1,429.1	$1,504.6

Earnings attributable to Ecolab per common share
Basic	$ 5.41	$ 4.95	$ 5.20
Diluted	$ 5.33	$ 4.88	$ 5.12

Weighted-average common shares outstanding
Basic	288.1	288.6	289.6
Diluted	292.5	292.8	294.0

(a)	Cost of sales includes special charges of $38.5 in 2019, $9.3 in 2018, and $44.0 in 2017, which is included in product and equipment cost of sales.
(b)	Other (income) expense includes special charges of $9.5 in 2019.
(c)	Interest expense, net includes special charges of $0.2 in 2019, $0.3 in 2018 and $21.9 in 2017.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)	2019	2018	2017

Net income including noncontrolling interest	$1,576.2	$1,440.3	$1,518.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(45.1)	(223.3)	208.0
Gain (loss) on net investment hedges	31.4	57.5	(109.7)
Total foreign currency translation adjustments	(13.7)	(165.8)	98.3

Derivatives and hedging instruments	(3.4)	28.4	(17.9)

Pension and postretirement benefits
Current period net actuarial loss	(251.1)	(37.8)	(33.4)
Pension and postretirement prior period service (costs) and benefits	(0.3)	(2.3)	(0.5)
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	(0.2)	13.2	24.7
Postretirement benefits changes	-	44.9	-
Total pension and postretirement benefits	(251.6)	18.0	(9.2)

Subtotal	(268.7)	(119.4)	71.2

Total comprehensive income, including noncontrolling interest	1,307.5	1,320.9	1,589.8
Comprehensive income attributable to noncontrolling interest	15.4	10.1	15.7
Comprehensive income attributable to Ecolab	$1,292.1	$1,310.8	$1,574.1

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(millions, except per share amounts)	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$186.4	$114.7
Accounts receivable, net	2,796.5	2,662.5
Inventories	1,505.6	1,546.4
Other current assets	339.9	354.1
Total current assets	4,828.4	4,677.7
Property, plant and equipment, net	3,954.9	3,836.0
Goodwill	7,251.7	7,078.0
Other intangible assets, net	3,672.5	3,797.7
Operating lease assets	577.5	-
Other assets	584.1	685.1
Total assets	$20,869.1	$20,074.5

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$380.6	$743.6
Accounts payable	1,284.3	1,255.6
Compensation and benefits	599.5	579.7
Income taxes	142.8	100.6
Other current liabilities	1,223.4	1,006.1
Total current liabilities	3,630.6	3,685.6
Long-term debt	5,973.5	6,301.6
Postretirement health care and pension benefits	1,088.0	944.3
Deferred income taxes	740.4	764.6
Operating lease liabilities	425.2	-
Other liabilities	285.6	324.8
Total liabilities	12,143.3	12,020.9
Commitments and contingencies (Note 15)

Equity (a)
Common stock	359.6	357.0
Additional paid-in capital	5,907.1	5,633.2
Retained earnings	9,993.7	8,909.5
Accumulated other comprehensive loss	(2,089.7)	(1,761.7)
Treasury stock	(5,485.4)	(5,134.8)
Total Ecolab shareholders’ equity	8,685.3	8,003.2
Noncontrolling interest	40.5	50.4
Total equity	8,725.8	8,053.6
Total liabilities and equity	$20,869.1	$20,074.5

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 288.4 shares outstanding at December 31, 2019 and 287.7 shares outstanding at December 31, 2018. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2019	2018	2017

OPERATING ACTIVITIES
Net income including noncontrolling interest	$1,576.2	$1,440.3	$1,518.6
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	654.1	621.3	585.7
Amortization	319.2	317.0	307.6
Deferred income taxes	(37.6)	85.1	(353.5)
Share-based compensation expense	91.1	94.4	90.5
Pension and postretirement plan contributions	(186.0)	(60.0)	(144.1)
Pension and postretirement plan expense	28.1	31.9	36.9
Restructuring charges, net of cash paid	35.2	43.5	5.2
Gain on sale of businesses	-	-	(50.6)
Asset charges and write-downs	-	-	15.1
Other, net	19.8	24.0	37.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(137.2)	(164.1)	(91.5)
Inventories	41.0	(141.1)	(85.5)
Other assets	(81.5)	(80.7)	(48.9)
Accounts payable	22.3	113.5	121.1
Other liabilities	76.0	(47.4)	147.3
Cash provided by operating activities	2,420.7	2,277.7	2,091.3

INVESTING ACTIVITIES
Capital expenditures	(800.6)	(847.1)	(868.6)
Property and other assets sold	10.9	30.0	10.7
Acquisitions and investments in affiliates, net of cash acquired	(391.4)	(229.8)	(989.2)
Divestiture of businesses	6.8	9.2	118.8
Settlement of net investment hedges	-	14.1	2.1
Other, net	(24.8)	(6.4)	(0.8)
Cash used for investing activities	(1,199.1)	(1,030.0)	(1,727.0)

FINANCING ACTIVITIES
Net issuances (repayments) of commercial paper and notes payable	(252.0)	341.8	(43.7)
Long-term debt borrowings	-	-	1,309.4
Long-term debt repayments	(400.6)	(551.6)	(799.0)
Reacquired shares	(353.7)	(562.4)	(600.3)
Dividends paid	(554.9)	(496.5)	(448.7)
Exercise of employee stock options	186.8	114.5	83.8
Acquisition related liabilities and contingent consideration	(1.5)	(10.1)	(8.5)
Other, net	26.3	(8.4)	(15.7)
Cash used for financing activities	(1,349.6)	(1,172.7)	(522.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	20.4	7.6	(10.6)

(Decrease) increase in cash, cash equivalents and restricted cash	(107.6)	82.6	(169.0)
Cash, cash equivalents and restricted cash, beginning of period (a)	294.0	211.4	380.4
Cash, cash equivalents and restricted cash, end of period (b)	$186.4	$294.0	$211.4

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$356.3	$395.2	$402.8
Net interest paid	189.4	206.4	239.3

Restricted cash is recorded in Other assets on the Consolidated Balance Sheet

(a)	Beginning of period 2019, 2018, and 2017 included restricted cash of $179.3, $0 and $53.0, respectively.
(b)	Restricted cash was $0, $179.3 and $0 as of December 31, 2019, 2018 and 2017, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2016	$352.6	$5,270.8	$6,945.1	$(1,712.9)	$(3,984.4)	$6,871.2	$69.8	$6,941.0

New accounting guidance adoption (a)			1.9			1.9		1.9
Net income			1,504.6			1,504.6	14.0	1,518.6
Comprehensive income (loss) activity				69.5		69.5	1.7	71.2
Cash dividends declared (b)			(440.0)			(440.0)	(19.3)	(459.3)
Acquisition of noncontrolling interests							4.0	4.0
Stock options and awards	2.1	170.3			4.3	176.7		176.7
Reacquired shares		(5.4)			(594.9)	(600.3)		(600.3)
Balance, December 31, 2017	354.7	5,435.7	8,011.6	(1,643.4)	(4,575.0)	7,583.6	70.2	7,653.8

New accounting guidance adoption (c)			(43.6)			(43.6)		(43.6)
Net income			1,429.1			1,429.1	11.2	1,440.3
Comprehensive income (loss) activity				(118.3)		(118.3)	(1.1)	(119.4)
Cash dividends declared (b)			(487.6)			(487.6)	(22.7)	(510.3)
Changes in noncontrolling interests		(7.7)				(7.7)	(7.2)	(14.9)
Stock options and awards	2.3	205.2			2.5	210.0		210.0
Reacquired shares					(562.3)	(562.3)		(562.3)
Balance, December 31, 2018	357.0	5,633.2	8,909.5	(1,761.7)	(5,134.8)	8,003.2	50.4	8,053.6

New accounting guidance adoption (d)			58.4	(61.2)		(2.8)		(2.8)
Net income			1,558.9			1,558.9	17.3	1,576.2
Comprehensive income (loss) activity				(266.8)		(266.8)	(1.9)	(268.7)
Cash dividends declared (b)			(533.1)			(533.1)	(25.1)	(558.2)
Changes in noncontrolling interests		0.2				0.2	(0.2)	-
Stock options and awards	2.6	273.7			3.1	279.4		279.4
Reacquired shares					(353.7)	(353.7)		(353.7)
Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	$(2,089.7)	$(5,485.4)	$8,685.3	$40.5	$8,725.8

(a)	In 2017, upon adoption of ASU 2016-09, Compensation – Stock Compensation, the Company released a valuation allowance for previously unrecognized excess tax benefits resulting in an adjustment to retained earnings.
(b)	Dividends declared per common share were $1.85, $1.69 and $1.52 in 2019, 2018 and 2017, respectively.
(c)	In 2018, upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.
(d)	In 2019, upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.

See Note 2 for additional information regarding adoption of new accounting standards.

COMMON STOCK ACTIVITY

	2019		2018		2017
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	356,958,100	(69,243,979)	354,715,896	(65,393,098)	352,607,741	(60,782,667)
Stock options	2,220,815	41,575	1,833,004	38,679	1,714,214	41,767
Stock awards	390,319	29,173	409,200	18,481	393,941	55,431
Reacquired shares	-	(1,986,241)	-	(3,908,041)	-	(4,707,629)
Shares, end of year	359,569,234	(71,159,472)	356,958,100	(69,243,979)	354,715,896	(65,393,098)

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

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX Holding Inc., a wholly owned subsidiary of the Company (ChampionX), and Apergy Corporation (Apergy) pursuant to which the Company will separate the Upstream Energy business of its Global Energy segment and combine it with Apergy in a tax-efficient reverse Morris Trust transaction. Subject to the terms and conditions of those agreements, the Company will transfer the Upstream Energy business of its Global Energy segment to ChampionX, after which, the Company will distribute by means of a split-off all of the issued and outstanding shares of common stock of ChampionX held by the Company, and immediately after the distribution of ChampionX common stock, a wholly owned subsidiary of Apergy, will merge with and into ChampionX, with ChampionX surviving as a wholly owned subsidiary of Apergy and the shares of ChampionX common stock being converted into shares of Apergy common stock. Upon completion of the merger, ChampionX’s stockholders will receive approximately 62% of the outstanding common stock of Apergy on a fully diluted basis. Completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, including approval by Apergy’s stockholders, approval by certain foreign regulatory authorities and receipt of opinions with respect to the tax-free nature of the transaction.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has a controlling financial interest. Investments in companies, joint ventures or partnerships in which the Company does not have control but has the ability to exercise significant influence over operating and financial decisions, are reported using the equity method of accounting. The cost method of accounting is used in circumstances where the Company does not significantly influence the investee, and the investment has no readily determinable fair value. International subsidiaries are included in the financial statements on the basis of their U.S. GAAP November 30 fiscal year-ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting. All intercompany transactions and profits are eliminated in consolidation.

Use of Estimates

The preparation of the Company’s financial statements requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The Company’s critical accounting estimates include revenue recognition, valuation allowances and accrued liabilities, actuarially determined liabilities, restructuring, income taxes, long-lived assets, intangible assets and goodwill.

Foreign Currency Translation

Financial position and reported results of operations of the Company’s non-U.S. dollar functional currency international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from changes in exchange rates from period to period are included in accumulated other comprehensive loss in shareholders’ equity. Income statement accounts are translated at average rates of exchange prevailing during the year. As discussed in Note 18 Operating Segments and Geographic Information, the Company evaluates its international operations based on fixed rates of exchange; however, changes in exchange rates from period to period impact the amount of reported income from consolidated operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company estimates the balance of allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates separately considered specific circumstances and credit conditions of customer receivables, and whether it is probable balances will be collected. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $18 million, $17 million and $15 million as of December 31, 2019, 2018, and 2017, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

(millions)	2019	2018	2017

Beginning balance	$60.6	$71.5	$67.6
Bad debt expense	21.7	15.7	17.1
Write-offs	(19.1)	(23.6)	(15.7)
Other (a)	(1.2)	(3.0)	2.5
Ending balance	$62.0	$60.6	$71.5

(a)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 37% of consolidated inventories as of December 31, 2019 and 2018. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 5, approximate replacement cost.

Property, Plant and Equipment

Property, plant and equipment assets are stated at cost. Merchandising and customer equipment consists principally of various dispensing systems for the Company’s cleaning and sanitizing products, warewashing machines and process control and monitoring equipment. Certain dispensing systems capitalized by the Company are accounted for on a mass asset basis, whereby equipment is capitalized and depreciated as a group and written off when fully depreciated. The Company capitalizes both internal and external costs to develop or purchase computer software. Costs incurred for data conversion, training and maintenance associated with capitalized software are expensed as incurred. Expenditures for major renewals and improvements, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Expenditures for repairs and maintenance are charged to expense as incurred. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $654 million, $621 million and $586 million for 2019, 2018 and 2017, respectively.

During 2019 and 2018, the Company impaired certain assets as part of a restructuring program. During 2017, the Company impaired certain assets related to a portion of one of its businesses. See Note 3 for additional information regarding these asset impairments.

Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments.

During the second quarter of 2019, the Company completed its annual assessment for goodwill impairment across its eleven reporting units through a two-step quantitative analysis, utilizing a discounted cash flow approach, which incorporates assumptions regarding future growth rates, terminal values, and discount rates. The first step involves estimating the fair value of each reporting unit and comparing them to the respective carrying values, including goodwill. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not to be impaired, and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test would be performed to measure the amount of impairment loss to be recorded, if any. The Company’s goodwill impairment assessment for 2019 indicated the estimated fair value of each of its reporting units exceeded its carrying amount by a significant margin. Additionally, no events occurred during the second half of 2019 that indicated a need to update the Company’s conclusions reached during the second quarter of 2019.

If significant events or circumstances are identified that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company will test a reporting unit’s goodwill for impairment during interim periods between its annual tests. There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments are as follows:

	Global	Global	Global
(millions)	Industrial	Institutional	Energy	Other	Total
December 31, 2017	$2,725.3	$1,027.0	$3,203.7	$211.1	$7,167.1
Current year business combinations (a)	71.6	12.4	-	-	84.0
Prior year business combinations (b)	(1.2)	-	-	(0.9)	(2.1)
Dispositions	(0.5)	-	(2.9)	-	(3.4)
Effect of foreign currency translation	(64.4)	(24.1)	(74.2)	(4.9)	(167.6)
December 31, 2018	$2,730.8	$1,015.3	$3,126.6	$205.3	$7,078.0
Current year business combinations (a)	92.2	142.1	-	0.7	235.0
Prior year business combinations (b)	(0.2)	-	-	-	(0.2)
Effect of foreign currency translation	(23.6)	(9.7)	(26.1)	(1.7)	(61.1)
December 31, 2019	$2,799.2	$1,147.7	$3,100.5	$204.3	$7,251.7

(a)	For 2019, $49.4 million of the goodwill related to businesses acquired is expected to be tax deductible. For 2018, the Company does not expect any of the goodwill related to businesses acquired to be tax deductible.
(b)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset. During the second quarter of 2019, the Company completed its annual indefinite life intangible asset impairment assessment using a relief from royalty method approach, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying value by a significant margin, therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. Additionally, no events during the second half of 2019 indicated a need to update the Company’s conclusions reached during the second quarter of 2019. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology recognized at fair value from the Company’s business combinations. The fair value of identifiable intangible assets is estimated at acquisition using discounted cash flow approaches or other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. The weighted-average useful life of amortizable intangible assets was 14 years as of both December 31, 2019 and 2018.

The weighted-average useful life by type of amortizable asset at December 31, 2019 is as follows:

(years)

Customer relationships	14
Trademarks	13
Patents	14
Other technology	5

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company evaluates the remaining useful life of its intangible assets that are being amortized each reporting period to determine whether events and circumstances warrant a change to the estimated remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. Total amortization expense related to other intangible assets during the last three years and future estimated amortization is as follows:

(millions)
2017	$ 308
2018	317
2019	319
2020	320
2021	316
2022	309
2023	302
2024	289

Long-Lived Assets

The Company reviews its long-lived and amortizable intangible assets for impairment when significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset, a significant adverse change in the manner in which the asset is being used or in its physical condition or history of operating or cash flow losses associated with the use of an asset. An impairment loss may be recognized when the carrying amount of an asset exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s carrying value over its fair value.

In addition, the Company periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization recorded in earnings. The Company has not experienced significant changes in the carrying value or estimated remaining useful lives of its long-lived or amortizable intangible assets.

Rental and Leases

Lessee

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

Operating lease assets and operating lease liabilities are measured and recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses the rate implicit in the lease when available or determinable. When the rate implicit in the lease is not determinable, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the lease liability and are recognized as incurred. The Company identified real estate, vehicles and other equipment as the primary classes of leases. Certain leases with a similar class of underlying assets are accounted for as a portfolio of leases.

The Company does not record operating lease assets or liabilities for leases with terms of twelve months or less. Those lease payments will continue to be recognized in the Consolidated Statement of Income on a straight-line basis over the lease term.

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

Lessor

The Company accounts for lease and nonlease components separately. The nonlease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, refer to Note 17 for more information. Revenue from leasing equipment is recognized on a straight-line basis over the life of the lease. Cost of sales includes the depreciation expense for assets under operating leases. The assets are depreciated over their estimated useful lives. Initial lease terms range from one year to five years and most leases include renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term. See Note 13 for additional information regarding rental and leases.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (GILTI), the base erosion anti abuse tax (BEAT) and a deduction for foreign derived intangible income (FDII). The Company has elected the period cost method and considers the estimated GILTI impact in tax expense beginning in 2018. See Note 12 for additional information regarding income taxes.

Share-Based Compensation

The Company measures compensation expense for share-based awards at fair value at the date of grant and recognizes compensation expense over the service period for awards expected to vest. The majority of grants to retirement eligible recipients (age 55 with required years of service) are recorded to expense using the non-substantive vesting method and are fully expensed over a six-month period following the date of grant. In addition, the Company includes a forfeiture estimate in the amount of compensation expense being recognized based on an estimate of the number of outstanding awards expected to vest.

All excess tax benefits or deficiencies are recognized as discrete income tax items on the Consolidated Statement of Income. The Company recorded $43.1 million, $28.1 million and $39.7 million of excess tax benefits during 2019, 2018 and 2017, respectively. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. See Note 11 for additional information regarding equity compensation plans.

Restructuring Activities

The Company’s restructuring activities are associated with plans to enhance its efficiency, effectiveness and sharpen its competitiveness. These restructuring plans include net costs associated with significant actions involving employee-related severance charges, contract termination costs and asset write-downs and disposals. Employee termination costs are largely based on policies and severance plans, and include personnel reductions and related costs for severance, benefits and outplacement services. These charges are reflected in the quarter in which the actions are probable and the amounts are estimable, which typically is when management approves the associated actions. Contract termination costs include charges to terminate leases prior to the end of their respective terms and other contract termination costs. Asset write-downs and disposals include leasehold improvement write-downs, other asset write-downs associated with combining operations and disposal of assets. See Note 3 for additional information regarding restructuring activities.

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

Service and Lease Equipment

Revenue from service and leased equipment is recognized when the services are provided, or the customer receives the benefit from the leased equipment, which is over time. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract.

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

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight are recognized in cost of sales when control over the product has transferred to the customer.

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

The Company’s revenue policies do not provide for general rights of return. Estimates used in recognizing revenue include the delay between the time that products are shipped and when they are received by customers, when title transfers and the amount of credit memos issued in subsequent periods. Depending on market conditions, the Company may increase customer incentive offerings, which could reduce gross profit margins over the term of the incentive.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2019	2018	2017

Net income attributable to Ecolab	$1,558.9	$1,429.1	$1,504.6

Weighted-average common shares outstanding
Basic	288.1	288.6	289.6
Effect of dilutive stock options and units	4.4	4.2	4.4
Diluted	292.5	292.8	294.0

Basic EPS	$ 5.41	$ 4.95	$ 5.20
Diluted EPS	$ 5.33	$ 4.88	$ 5.12

Anti-dilutive securities excluded from the computation of diluted EPS	1.1	2.9	3.4

Amounts do not necessarily sum due to rounding.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	7
Derivatives and hedging transactions	8
Share-based compensation	11
Research and development expenditures	14
Legal contingencies	15
Pension and post-retirement benefit plans	16
Reportable segments	18

New Accounting Pronouncements

Standards that are not yet adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

Simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 Income Taxes related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and recognition of deferred tax liabilities for outside basis difference. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill.

			January 1, 2021	The Company is currently evaluating the impact of adoption.

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

			January 1, 2020	The Company is anticipating adopting the ASU prospectively. Adoption of the ASU is not expected to have a material impact on the Company's financial statements.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	August 2018

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

January 1, 2020

The ASU must be applied on a prospective basis upon adoption. As described in Note 2 the Company has passed Step 1 of its annual impairment assessment, accordingly, adoption of the ASU is not expected to have a material impact on the Company's financial statements when completing future impairment analyses.

Credit Losses ASUs:
ASU 2019-11 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses
ASU 2019-05 - Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief
ASU 2018-19 - Codification Improvements to Topic 326, Financial Instruments - Credit Losses
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

January 1, 2020

The Company has identified the financial assets to primarily include trade and notes receivable. The Company is updating current accounting policies to be in accordance with the new standard, and the impact of adoption is not expected to be material to the Company's financial statements.

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

On January 1, 2019, the Company adopted Topic 842 Leases (“the new lease standard”) prospectively and recorded a cumulative effect adjustment to the opening balance of retained earnings of $2.8 million. The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which allows the Company to carryforward the historical lease classification, to not reassess whether existing contracts are or contain a lease and not to reassess initial direct costs. The Company also elected the land easement practical expedient.

In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases. When applying the hindsight expedient, the Company determined that it was not reasonably certain that most renewal options would be exercised and therefore the Company did not include the renewal period in our determination of the expected lease term. The Company made an accounting policy election to not apply the recognition requirements of the new standard to leases with terms of twelve months or less and which do not include an option to purchase the underlying assets which is reasonably certain of exercise.

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

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income included the following:

(millions)	2019	2018	2017
Cost of sales
Restructuring activities	$20.4	$12.1	$4.6
Acquisition and integration activities	7.6	(0.6)	13.2
Other	10.5	(2.2)	26.2
Cost of sales subtotal	38.5	9.3	44.0

Special (gains) and charges
Restructuring activities	116.8	89.4	39.9
ChampionX separation	77.3	-	-
Acquisition and integration activities	5.6	8.8	15.4
Gain on sale of business	-	-	(46.1)
Venezuela related gain	-	-	(11.5)
Other	11.9	28.5	(1.4)
Special (gains) and charges subtotal	211.6	126.7	(3.7)

Operating income subtotal	250.1	136.0	40.3

Interest expense, net	0.2	0.3	21.9
Other (income) expense	9.5	-	-

Total special (gains) and charges	$259.8	$136.3	$62.2

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring Activities

Restructuring activities in 2019 and 2018 are primarily related to Accelerate 2020 (described below). Restructuring activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. During the first quarter of 2019, the Company raised its goals for the Plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by leveraging technology and structural improvements. The Company expects that the restructuring activities will be completed by the end of 2020, with anticipated costs of $260 million ($200 million after tax) over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $136.6 million ($104.4 million after tax) and $104.6 million ($79.6 million after tax) in 2019 and 2018, respectively, primarily related to severance. Of these expenses, $2.0 million ($1.5 million after tax) is recorded in other income expense and related to pension settlements and curtailments. The liability related to this Restructuring Plan was $104.0 million and $63.9 million as of December 31, 2019 and 2018, respectively. The Company has recorded $241.2 million ($184.0 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$94.1	$5.0	$5.5	$104.6
Net cash payments	(32.8)	-	(2.4)	(35.2)
Non-cash charges	-	(5.0)	-	(5.0)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	60.8	-	3.1	63.9

2019 Activity
Recorded expense	122.0	0.2	14.4	136.6
Net cash payments	(79.8)	1.2	(14.0)	(92.6)
Non-cash charges	-	(1.4)	(2.0)	(3.4)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2019	$102.5	$-	$1.5	$104.0

Other Restructuring Activities

During 2019, the Company incurred restructuring charges of $4.1 million ($3.3 million after tax) related to an immaterial restructuring plan. The charges are comprised of severance, facility closure costs, including asset disposals and consulting fees. Prior to 2018, the Company engaged in a number of restructuring plans. During 2017, the Company commenced restructuring and other cost-saving actions in order to streamline operations. These actions include a reduction of the Company’s global workforce, as well as asset disposals and lease terminations. Actions were substantially completed in 2017. The Company also has restructuring plans that commenced prior to 2016. During 2019, net restructuring gains related to prior year plans were $1.5 million ($1.1 million after tax). During 2018, net restructuring gains related to prior year plans were $3.1 million ($2.4 million after tax). The gains recorded were due to finalizing estimates upon completion of projects. During 2017, the Company recorded restructuring charges of $44.5 million ($32.3 million after tax).

The restructuring liability balance for all plans excluding Accelerate 2020 was $7.7 million and $14.9 million as of December 31, 2019 and 2018, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2019 related to these restructuring plans were $8.3 million.

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX and Apergy pursuant to which the Company will separate the Upstream Energy business of its Global Energy segment and combine it with Apergy in a tax-efficient reverse Morris Trust transaction. During 2019, the charges associated with the separation reported in special (gains) and charges on the Consolidated Statement of Income include $77.3 million ($65.8 million after tax), which are primarily related to professional fees to support the separation. ChampionX separation costs reported in other income expense on the Consolidated Statement of Income in 2019 include $7.5 million ($5.7 million after tax), related to pension settlements and curtailments due to the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2019 include $5.6 million ($4.1 million after tax). Charges are related to the Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisition and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 include $7.6 million ($5.6 million after tax) and are related to recognition of fair value step-up in the Bioquell inventory and facility closure costs. In conjunction with its acquisitions, the Company incurred $0.2 million ($0.1 million after tax) of interest expense in 2019.

During 2018, acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income included $8.8 million ($6.1 million after tax). Charges are primarily related to Anios integration costs, advisory and legal fees. The acquisition and integration gain reported in product and equipment cost of sales on the Consolidated Statement of Income in 2018 relate to changes in estimates related to an early lease exit. In conjunction with its acquisitions, the Company incurred $0.3 million ($0.2 million after tax) of interest expense in 2018.

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

Venezuela related activities

Effective as of the end of the fourth quarter of 2015, the Company deconsolidated its Venezuelan subsidiaries. The Company recorded gains due to U.S. dollar cash recoveries of intercompany receivables written off at the time of deconsolidation of $11.5 million ($7.2 million after tax) in 2017. No such gains occurred in 2019 or 2018.

Other

During 2019, the Company recorded other special charges of $11.9 million ($7.5 million after tax) which primarily related to legal charges partially offset by a litigation settlement. Other special charges reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 of $10.5 million ($7.1 million after tax) relate to a Healthcare product recall in Europe.

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

Other (Income) Expense

During 2019, the Company recorded other expense of $9.5 million ($7.2 million after tax) related to pension curtailments and settlements due to the ChampionX separation and Accelerate 2020, respectively, as discussed further above. These charges have been included as a component of other income expense on the Consolidated Statement of Income.

Interest Expense, net

During 2019 and 2018, an immaterial amount of interest expense was recorded due to acquisition and integration costs.

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

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses have been recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions has been reduced for any cash or cash equivalents acquired with the acquisition. Acquisitions during 2019, 2018 and 2017 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2019 Activity

During 2019, the Company acquired Bioquell, a life sciences business which sells bio-decontamination products and services to the Life Sciences and Healthcare industries. This business became part of the Global Industrial reportable segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released upon closing of the transaction in February 2019. As shown within Note 5, this was recorded as restricted cash within other assets on the Consolidated Balance Sheet as of December 31, 2018.

The Company also acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reportable segment. The purchase price included an earn-out based on certain revenue thresholds in any of the full three years following the acquisition. The acquisition date fair value of the earn-out was reflected in the overall purchase consideration exchanged for the acquisition and recorded as contingent consideration. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of December 31, 2019.

The Company also acquired Chemstar Corporation, a leading provider of cleaning and sanitizing products for the retail industry with a focus on cleaning chemicals and food safety. This acquired business became part of the Global Institutional reportable segment.

The Company also acquired Gallay Medical & Scientific which sells, installs, and services medical equipment and associated chemistry primarily for hospitals, healthcare facilities, and dental clinics. The acquired business became part of the Global Institutional reportable segment.

Purchase accounting for these transactions is not yet complete pending finalization of certain estimated values. The amounts recorded reflect the Company’s best estimates as of December 31, 2019 and are subject to change. Annualized pre-acquisition sales for the businesses acquired in 2019 were $134 million.

There were insignificant purchase price adjustments related to prior year acquisitions.

2018 Activity

During 2018, the Company acquired a water business which provides a range of services to Nalco Water institutional customers. This acquired business became part of the Company’s Global Industrial reportable segment. In addition, the Company acquired an institutional business which provides a range of cleaning and disinfection products for the hospitality, leisure, residential care, housekeeping and janitorial sectors. These acquisitions have been accounted for using the acquisition method of accounting. In addition, there were insignificant purchase price adjustments related to prior year acquisitions.

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

Acquisitions

The components of the cash paid for other acquisitions, excluding the Anios transaction (as further disclosed below), for transactions during 2019, 2018 and 2017, are shown in the following table.

(millions)	2019	2018	2017
Net tangible assets (liabilities) acquired and equity method investments	$(8.0)	$30.1	$29.8

Identifiable intangible assets
Customer relationships	115.7	101.5	67.0
Trademarks	24.1	3.9	2.5
Non-compete agreements	-	2.6	0.2
Other technology	48.9	6.5	7.6
Total intangible assets	188.7	114.5	77.3

Goodwill	234.8	81.9	87.4
Total aggregate purchase price	415.5	226.5	194.5

Acquisition-related liabilities and contingent considerations	(24.1)	(1.5)	5.6
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent considerations	$391.4	$225.0	$200.1

The 2019 and 2018 acquisition-related liabilities primarily consist of holdback liabilities and contingent considerations. 2017 acquisition-related liabilities are related primarily to payments of settled liabilities from previous transactions.

The weighted average useful lives of identifiable intangible assets acquired, excluding the Anios transaction were, 12,13, and 12 years as of December 31, 2019, 2018 and 2017, respectively.

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

No dispositions were significant to the Company’s consolidated financial statements for 2019, 2018 or 2017.

Subsequent Event Activity

Subsequent to year-end, the Company reached an agreement to purchase CID Lines, a leading provider of livestock biosecurity and hygiene solutions. The acquisition is expected to close in the second quarter of 2020 subject to various regulatory clearances.

5. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2019	2018
Accounts receivable, net
Accounts receivable	$2,858.5	$2,723.1
Allowance for doubtful accounts	(62.0)	(60.6)
Total	$2,796.5	$2,662.5

Inventories
Finished goods	$936.5	$1,016.9
Raw materials and parts	559.8	525.6
Inventories at FIFO cost	1,496.3	1,542.5
FIFO cost to LIFO cost difference	9.3	3.9
Total	$1,505.6	$1,546.4

Other current assets
Prepaid assets	$118.8	$132.1
Taxes receivable	133.7	144.2
Derivative assets	54.3	42.8
Other	33.1	35.0
Total	$339.9	$354.1

Property, plant and equipment, net
Land	$215.1	$214.5
Buildings and leasehold improvements	1,363.1	1,279.4
Machinery and equipment	2,467.8	2,313.7
Merchandising and customer equipment	2,787.8	2,565.5
Capitalized software	779.7	666.2
Construction in progress	406.7	400.2
	8,020.2	7,439.5
Accumulated depreciation	(4,065.3)	(3,603.5)
Total	$3,954.9	$3,836.0

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,742.1	3,649.3
Trademarks	409.9	384.9
Patents	479.4	470.2
Other technology	297.2	242.8
	4,928.6	4,747.2
Accumulated amortization
Customer relationships	(1,835.9)	(1,604.0)
Trademarks	(205.1)	(175.2)
Patents	(231.6)	(207.3)
Other technology	(213.5)	(193.0)
	(2,486.1)	(2,179.5)
Net intangible assets subject to amortization	2,442.5	2,567.7
Total	$3,672.5	$3,797.7

Other assets
Deferred income taxes	$155.6	$105.1
Pension	31.1	39.0
Derivative asset	25.4	11.8
Restricted cash	-	179.3
Other	372.0	349.9
Total	$584.1	$685.1

	December 31	December 31
(millions)	2019	2018
Other current liabilities
Discounts and rebates	$331.4	$291.3
Dividends payable	135.6	132.4
Interest payable	40.9	44.5
Taxes payable, other than income	113.4	116.9
Derivative liabilities	5.8	20.1
Restructuring	107.1	73.7
Contract liability	84.7	75.8
Operating lease liabilities	153.2	-
Other	251.3	251.4
Total	$1,223.4	$1,006.1

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(4.1)	$2.0
Unrecognized pension and postretirement benefit expense, net of tax	(823.8)	(518.9)
Cumulative translation, net of tax	(1,261.8)	(1,244.8)
Total	$(2,089.7)	$(1,761.7)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2019 and 2018:

	2019		2018
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$55.1	(0.30)%	$165.4	0.18%
Notes payable	24.6	3.53%	176.8	1.47%
Long-term debt, current maturities	300.9		401.4
Total	$380.6		$743.6

Line of Credit

As of December 31, 2019, the Company had in place a $2.0 billion multi-currency revolving credit facility which matures in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2019 and 2018.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of December 31, 2019 and 2018, the Company had $55.1 million (€50.0 million) and $141.4 million (€125.0 million), respectively, of commercial paper outstanding under its Euro program and as of December 31, 2018 the Company had $24.0 million outstanding under its U.S. program.

As of December 31, 2019, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2019 and 2018, the Company had $24.6 million and $176.8 million, respectively, outstanding under these credit lines. Approximately $1,264 million and $575 million of these credit lines were available for use as of December 31, 2019 and 2018, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2019 and 2018:

		2019				2018
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2019 principal amount)
Three year 2016 senior notes ($400 million)	2019	$ -	-%	-%	$399.7	2.00%	3.24%
Five year 2015 senior notes ($300 million)	2020	300.0	2.25%	2.79%	299.5	2.25%	2.79%
Ten year 2011 senior notes ($1.02 billion)	2021	1,018.3	4.35%	4.43%	1,017.6	4.35%	4.43%
Five year 2017 senior notes ($500 million)	2022	497.8	2.38%	2.55%	496.9	2.38%	2.55%
Seven year 2016 senior notes ($400 million)	2023	398.5	3.25%	3.49%	398.0	3.25%	3.49%
Seven year 2016 senior notes (€575 million)	2024	628.4	1.00%	1.10%	644.1	1.00%	1.09%
Ten year 2015 senior notes (€575 million)	2025	630.0	2.63%	2.96%	646.3	2.63%	2.94%
Ten year 2016 senior notes ($750 million)	2026	744.5	2.70%	2.93%	743.8	2.70%	2.93%
Ten year 2017 senior notes ($500 million)	2027	495.4	3.25%	3.37%	494.8	3.25%	3.37%
Thirty year 2011 senior notes ($458 million)	2041	451.9	5.50%	5.56%	451.6	5.50%	5.56%
Thirty year 2016 senior notes ($250 million)	2046	246.2	3.70%	3.76%	246.1	3.70%	3.76%
Thirty year 2017 senior notes ($700 million)	2047	610.4	3.95%	4.15%	609.0	3.95%	4.14%
Private notes (2019 principal amount)
Series B private placement senior notes ($250 million)	2023	249.6	4.32%	4.36%	249.4	4.32%	4.36%
Finance lease obligations and other		3.4			6.2
Total debt		6,274.4			6,703.0
Long-term debt, current maturities		(300.9)			(401.4)
Total long-term debt		$5,973.5			$6,301.6

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

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2019.

As of December 31, 2019, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2020	$ 301
2021	1,020
2022	498
2023	648
2024	628

Net Interest Expense

Interest expense and interest income incurred during 2019, 2018 and 2017 were as follows:

(millions)	2019	2018	2017
Interest expense	$215.3	$237.2	$274.6
Interest income	(24.1)	(14.9)	(19.6)
Interest expense, net	$191.2	$222.3	$255.0

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

During 2017, in anticipation of U.S. tax reform and a potential limit on interest deductibility in future years, the Company entered into transactions to exchange or retire certain long-term debt, and incurred debt exchange and extinguishment charges of $21.9 million ($13.6 million after tax) , which are included as a component of interest expense, net on the Consolidated Statement of Income.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$83.9	$-	$83.9	$-

Liabilities
Foreign currency forward contracts	10.0	-	10.0	-

	December 31, 2018
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$72.3	$-	$72.3	$-

Liabilities
Foreign currency forward contracts	41.1	-	41.1	-
Interest rate swap agreements	0.2	-	0.2	-

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

Contingent consideration liabilities are recognized and measured at fair value at the acquisition date and thereafter until paid or settled. Contingent consideration is classified within level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective earn-out. The consideration expected to be transferred is based on the

Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration activities during 2019 and 2018 were not significant to the Company’s consolidated financial statements. There were no contingent consideration activities during 2017.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	December 31, 2019		December 31, 2018
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,274.4	$6,862.0	$6,703.0	$6,844.7

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivatives Assets		Derivatives Liabilities
	December 31	December 31	December 31	December 31
(millions)	2019	2018	2019	2018
Derivatives designated as hedging instruments
Foreign currency forward contracts	$67.4	$40.4	$2.1	$10.2
Interest rate swap agreements	-	-	-	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	16.5	31.9	7.9	30.9
Gross value of derivatives	83.9	72.3	10.0	41.3

Gross amounts offset in the Consolidated Balance Sheet	(4.2)	(17.7)	(4.2)	(17.7)
Net value of derivatives	$79.7	$54.6	$5.8	$23.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	December 31	December 31
(millions)	2019	2018

Foreign currency forward contracts	$ 4,004	$ 6,226
Interest rate agreements	-	400

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, intercompany loans, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next four years. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are mark-to-market monthly and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized in the Consolidated Statement of Income is recorded in AOCI.

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

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed interest rate to a floating interest rate. In January 2015, the Company entered into interest rate swap agreements that converted its $300 million 1.55% debt and its $250 million 3.69% debt from fixed rates to floating interest rates. In May 2014, the Company entered into an interest rate swap agreement that converted its $500 million 1.45% debt from a fixed rate to a floating interest rate. The interest rate swap agreement tied to the Company’s $500 million 1.45% debt, $300 million 1.55% debt, $250 million 3.69% and $400 million 2.00% debt expired in December 2017, January 2018, November 2018 and January 2019, respectively, upon repayment of the underlying debt.

The interest rate swaps referenced above were designated as fair value hedges.

Amounts recognized in the Consolidated Balance Sheet	Carrying amount of the hedged liabilities			Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
(millions)	2019	2018	2017	2019	2018	2017
Long-term debt	$-	$399.7	$944.6	$-	$0.1	$7.6

Net Investment Hedges

The Company designates its outstanding $1,258 million (€1,150 million as of year-end 2019) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. Certain Euro commercial paper was also designated as a hedge of existing foreign currency exposures and matured in the fourth quarter of 2019 and third quarter of 2018. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2019	2018	2017
Revaluation gains (losses), net of tax	$31.4	$57.5	$(109.7)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	2019			2018			2017
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$15.4	$39.5	$-	$(7.7)	$84.1	$-	$(13.7)	$(157.2)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	28.7	-	-	37.4	-	-	24.5
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.9)	-	-	(5.5)	-	-	(7.2)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	0.2	-	-	(4.0)	-	-	0.7
Derivatives designated as hedging instruments	-	-	(0.2)	-	-	4.0	-	-	(0.7)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	30.0	(0.1)	-	25.1	5.3	-	(38.2)	(3.0)
Total gain (loss) of all derivative instruments	$15.4	$69.5	$27.7	$(7.7)	$109.2	$37.2	$(13.7)	$(195.4)	$14.3

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

(millions)	2019	2018	2017
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$78.1	$144.4	$(173.4)
(Gains) losses reclassified from AOCI into income
COS	(15.4)	7.7	13.7
SG&A	(39.5)	(84.1)	157.2
Interest (income) expense, net	(27.8)	(31.9)	(17.3)
	(82.7)	(108.3)	153.6
Other activity	0.8	-	0.2
Tax impact	0.4	(7.7)	1.7
Net of tax	$(3.4)	$28.4	$(17.9)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial income (loss) and prior service costs	$(326.3)	$(56.5)	$(46.9)
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	0.4	28.4	21.5
Pension and postretirement benefits changes	-	59.3	-
	(325.9)	31.2	(25.4)
Tax impact	74.3	(13.2)	16.2
Net of tax	$(251.6)	$18.0	$(9.2)

10. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2019, 2018 and 2017. Treasury stock is stated at cost. Dividends declared per share of common stock were $1.85 for 2019, $1.69 for 2018 and $1.52 for 2017.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2019, 6,805,010 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Accelerated Stock Repurchase (“ASR”) Agreements

In February 2017, the Company entered into an ASR agreement to repurchase $300 million of its common stock and received 2,077,224 shares of its common stock, which was approximately 85% of the total number of shares the Company expected to be repurchased under the ASR, based on the price of the Company’s common stock at that time. In connection with the final settlement of the ASR agreement in June 2017, the Company received an additional 286,620 shares of common stock. The final per share purchase price and the total number of shares to be repurchased was based on the volume-weighted average price of the Company’s common stock during the term of the agreement and all shares acquired were recorded as treasury stock.

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

Share Repurchases

During 2019 and 2018, the Company reacquired 1,986,241 and 3,908,041 shares, respectively, of its common stock, of which 1,846,384 and 3,706,716, respectively, related to share repurchases through open market or private purchases, and 139,857 and 201,325, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

11. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2019, 2018 and 2017 were 9,029,645, 10,152,863 and 11,685,090, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vestings.

The Company’s annual long-term incentive share-based compensation program is made up of 50% stock options and 50% PBRSUs. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $91 million ($76 million net of tax benefit), $94 million ($78 million net of tax benefit) and $90 million ($62 million net of tax benefit) for 2019, 2018 and 2017, respectively. As of December 31, 2019, there was $124 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2019		2018		2017
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	10,516,633	$ 108.28	11,380,013	$ 95.76	11,910,501	$ 84.22
Granted	879,862	184.31	1,202,314	158.23	1,491,893	136.87
Exercised	(2,270,374)	82.93	(1,942,192)	64.63	(1,951,920)	56.00
Canceled	(83,801)	143.08	(123,502)	127.02	(70,461)	116.44
Outstanding, end of year	9,042,320	$ 108.28	10,516,633	$ 108.28	11,380,013	$ 95.76
Exercisable, end of year	7,048,422	$ 109.34	7,993,297	$ 97.13	8,371,809	$ 84.40
Vested and expected to vest, end of year	8,923,240	$ 121.14

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2019, 2018 and 2017 was $227 million, $161 million and $142 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2019 was $636 million, with a corresponding weighted-average remaining contractual life of 6.3 years. The total aggregate intrinsic value of options exercisable as of December 31, 2019 was $583 million, with a corresponding weighted-average remaining contractual life of 5.5 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2019 was $633 million, with a corresponding weighted-average remaining contractual life of 6.2 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2019		2018		2017
Weighted-average grant-date fair value of options
granted at market prices	$ 40.30		$ 37.34		$ 30.34
Assumptions
Risk-free rate of return	1.6%		2.8%		2.2%
Expected life	6	years	6	years	6	years
Expected volatility	23.0%		22.5%		22.7%
Expected dividend yield	1.0%		1.2%		1.2%

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

The expense associated with shares of non-performance based RSUs and RSAs is based on the average of the high and low share price of the Company’s common stock on the date of grant, adjusted for the absence of future dividends and is amortized on a straight-line basis over the periods during which the restrictions lapse. The Company currently has RSUs that vest over periods between 12 and 60 months. The awards are generally subject to forfeiture in the event of termination of employment.

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2016	1,386,687	$ 107.70	254,387	$ 107.95
Granted	323,750	131.71	96,980	125.34
Vested / Earned	(312,745)	99.65	(86,622)	102.02
Canceled	(34,856)	108.16	(15,343)	109.72
December 31, 2017	1,362,836	$ 115.24	249,402	$ 116.66
Granted	284,104	152.59	109,074	138.69
Vested / Earned	(324,561)	103.15	(92,032)	113.03
Canceled	(55,026)	114.25	(19,975)	115.05
December 31, 2018	1,267,353	$ 126.75	246,469	$ 127.09
Granted	207,704	178.20	102,941	177.38
Vested / Earned	(334,351)	114.38	(64,597)	119.08
Canceled	(23,808)	135.70	(19,300)	124.77
December 31, 2019	1,116,898	$ 139.83	265,513	$ 149.46

(a)	Represents weighted average price per share.

12. INCOME TAXES

Income before income taxes consisted of:

(millions)	2019	2018	2017
United States	$752.6	$728.3	$847.3
International	1,146.3	1,076.3	915.1
Total	$1,898.9	$1,804.6	$1,762.4

The provision (benefit) for income taxes consisted of:

(millions)	2019	2018	2017
Federal and state	$135.4	$103.5	$241.8
International	225.0	175.7	355.1
Total current	360.4	279.2	596.9
Federal and state	32.7	51.8	(331.4)
International	(70.4)	33.3	(21.7)
Total deferred	(37.7)	85.1	(353.1)
Provision for income taxes	$322.7	$364.3	$243.8

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2019	2018
Deferred tax assets
Other accrued liabilities	$141.5	$130.9
Loss carryforwards	71.3	217.2
Share-based compensation	58.4	60.5
Pension and other comprehensive income	208.6	145.8
Lease liability	117.9	-
Other, net	83.0	68.5
Valuation allowance	(45.4)	(184.4)
Total deferred tax assets	635.3	438.5
Deferred tax liabilities
Property, plant and equipment basis differences	(307.9)	(268.5)
Intangible assets	(729.8)	(783.3)
Lease asset	(118.4)	-
Other, net	(64.0)	(46.2)
Total deferred tax liabilities	(1,220.1)	(1,098.0)
Net deferred tax liabilities balance	$(584.8)	$(659.5)

As of December 31, 2019, the Company has tax effected federal, state and international net operating loss carryforwards of $0.2 million, $19.1 million and $52.0 million, respectively, which will be available to offset future taxable income. The state loss carryforwards expire from 2020 to 2040. For the international loss carryforwards, $27.1 million expire from 2020 to 2040 and $24.9 million have no expiration.

The Company has valuation allowances on certain deferred tax assets of $45.4 million and $184.4 million at December 31, 2019 and 2018, respectively. The decrease in valuation allowance from year end 2018 to year end 2019 was due to changes in future utilization of losses related to an internal entity reorganization from 2018 which has subsequently been deemed a worthless asset and therefore the Company has written off both the loss carryforward and related valuation allowance. Current year losses increased the valuation allowance while foreign currency translation decreased the valuation allowance.

In 2019, the Company obtained tax benefits from tax holidays in two foreign jurisdictions, the Dominican Republic and Singapore. The Company received a permit of operation, which expires in July 2021, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. The Company has two tax incentives awarded by the Singapore Economic Development Board. These incentives provide for a preferential 10% tax rate on certain headquarter income which expires in January 2021 and a 0% tax rate on manufacturing profits generated at the Company’s facility located on Jurong Island which expires in December 2024. The tax reduction as the result of the tax holidays for 2019 was $29.8 million ($0.10 per diluted share), 2018 was $25.6 million ($0.09 per diluted share) and 2017 was $16.9 million ($0.06 per diluted share).

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2019	2018	2017
Statutory U.S. rate	21.0%	21.0%	35.0%
One-time transition tax	(0.2)	3.7	9.1
State income taxes, net of federal benefit	1.8	1.2	0.4
Foreign operations	4.8	(13.5)	(7.4)
Domestic manufacturing deduction	-	-	(2.2)
R&D credit	(1.1)	(1.0)	(1.0)
Change in valuation allowance	(7.4)	9.1	0.2
Audit settlements and refunds	-	(0.8)	(0.1)
Excess stock benefits	(2.3)	(1.6)	(2.3)
Change in federal tax rate (deferred taxes)	-	(0.6)	(18.2)
Prior year adjustments	-	2.5	-
Other, net	0.4	0.2	0.3
Effective income tax rate	17.0%	20.2%	13.8%

The change in the Company’s tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of the Company’s historical reported tax rates, as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from the Company’s tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of the Company’s reported tax rate in the future. The enactment of the Tax Act also significantly impacted the comparability of the Company’s reported tax rate.

In 2017, the Company recorded a provisional amount for the income tax effects related to the one-time transition tax of $160.1 million which is subject to payment over eight years. In 2019 and 2018, the Company recorded additional discrete benefit of $3.1 million and discrete expense of $66.0 million, respectively, related to the one-time transition tax primarily due to the issuance of further technical guidance with respect to the Tax Act and the finalization of certain estimates as a result of the filing the 2017 and 2018 U.S. federal tax returns. The Company continues to assert permanent reinvestment of the undistributed earnings of international affiliates, and, if there are policy changes, the Company would record the applicable taxes in that period of change. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes as it is not practical to estimate the tax liability that might be incurred if such earnings were remitted to the U.S.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2016. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2016, and the years 2017 and 2018 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to uncertain tax positions due to closing of various audit years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors and result in amounts different from above.

The Company’s 2019 reported tax rate includes $3.1 million of net benefit associated with the Tax Act, $57.2 million of net tax benefits on special (gains) and charges, and net tax benefits of $55.3 million associated with discrete tax items. During 2019, the Company recorded a discrete tax benefit of $43.1 million related to excess tax benefits resulting from the treatment of tax benefits on share-based compensation. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. The Company recognized $15.6 million tax benefit related to changes in local tax law, which primarily includes $30.4 million benefit due to the passage of the Swiss Tax Reform and AHV Financing Act, a Swiss federal tax law, offset by a tax expense of $10.2 million due to the release of the final Treasury Regulation governing taxation of foreign dividends. The Company recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and statutes of limitations which resulted in a $16.8 million tax benefit. The Company finalized the 2015 and 2016 IRS audit in 2019, which resulted in a discrete tax expense of $11.0 million. The remaining discrete tax expense was primarily related to changes in estimates in non-U.S. jurisdictions.

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

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2019	2018	2017
Balance at beginning of year	$49.7	$61.5	$75.9
Additions based on tax positions related to the current year	2.1	3.0	3.2
Additions for tax positions of prior years	1.0	2.0	—
Reductions for tax positions of prior years	(18.4)	(8.7)	(4.9)
Reductions for tax positions due to statute of limitations	(5.7)	(5.8)	(14.0)
Settlements	(0.6)	(0.8)	(10.8)
Assumed in connection with acquisitions	-	-	10.0
Foreign currency translation	(0.4)	(1.5)	2.1
Balance at end of year	$27.7	$49.7	$61.5

The total amount of unrecognized tax benefits, if recognized would have affected the effective tax rate by $24.5 million as of December 31, 2019, $36.4 million as of December 31, 2018 and $47.1 million as of December 31, 2017.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2019, 2018 and 2017 the Company released $1.8 million, $1.2 million and $0.9 million related to interest and penalties, respectively. The Company had $6.2 million, $8.1 million and $9.3 million of accrued interest, including minor amounts for penalties, at December 31, 2019, 2018, and 2017, respectively.

13. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. The Company also enters into insignificant finance leases.

The Company’s operating lease cost was as follows:

(millions)	2019
Operating lease cost*	$219.4

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2019 is as follows:

(millions)
2020	174
2021	150
2022	109
2023	68
2024	37
Thereafter	121
Total lease payments	659
Less: imputed interest	81
Present value of lease liabilities	$ 578

Total rental expense under the Company’s operating leases was $210 million in 2018 and $239 million in 2017. As of December 31, 2018, identifiable future minimum payments with non-cancelable terms in excess of one year were:

(millions)
2019	$ 172
2020	141
2021	108
2022	72
2023	37
Thereafter	104
Total	$ 634

The Company’s operating leases term and discount rate were as follows:

December 31
2019

Weighted-average remaining lease terms (years)	6.03

Weighted-average discount rate	4.00%

The Company’s other lease information was as follows:

(millions)	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200.8

Leased assets obtained in exchange for new operating lease liabilities	181.6

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,113.6 million and related accumulated depreciation is $621.8 million as of December 31, 2019.

The Company’s operating lease revenue was as follows:

(millions)	2019
Operating lease revenue*	$441.3

*Includes immaterial variable lease revenue

Revenue from operating leases for existing contracts as of December 31, 2019 is as follows:

(millions)
2020	382
2021	292
2022	222
2023	143
2024	58
Thereafter	17
Total lease revenue	$ 1,114

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

14. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $209 million in 2019, $216 million in 2018 and $201 million in 2017. The Company did not participate in any material customer sponsored research during any of the years.

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

Matters Related to Deepwater Horizon Incident Response

On April 22, 2010, the deepwater drilling platform, the Deepwater Horizon, operated by a subsidiary of BP plc, sank in the Gulf of Mexico after a catastrophic explosion and fire that began on April 20, 2010. A massive oil spill resulted. Approximately one week following the incident, subsidiaries of BP plc, under the authorization of the responding federal agencies, formally requested certain entities that are or will become subsidiaries of ChampionX upon completion of the transactions to separate and combine our Upstream Energy business with Apergy Corporation as discussed in Note 1 (collectively the “COREXIT Defendants”) to supply large quantities of COREXIT™ 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule. The COREXIT Defendants responded immediately by providing available COREXIT™ and increasing production to supply the product to BP’s subsidiaries for use, as authorized and directed by agencies of the federal government throughout the incident. Prior to the incident, the COREXIT Defendants had not provided products or services or otherwise had any involvement with the Deepwater Horizon platform. On July 15, 2010, BP announced that it had capped the leaking well, and the application of dispersants by the responding parties ceased shortly thereafter.

On May 1, 2010, the President of the United States appointed retired U.S. Coast Guard Commandant Admiral Thad Allen to serve as the National Incident Commander in charge of the coordination of the response to the incident at the national level. The EPA directed numerous tests of all the dispersants on the National Contingency Plan Product Schedule, including those provided by the COREXIT Defendants, “to ensure decisions about ongoing dispersant use in the Gulf of Mexico are grounded in the best available science.” The COREXIT Defendants cooperated with this testing process and continued to supply COREXIT™, as requested by BP and government authorities. The use of dispersants by the responding parties was one tool used by the government and BP to avoid and reduce damage to the Gulf area from the spill.

In connection with its provision of COREXIT™, the COREXIT Defendants have been named in several lawsuits as described below.

Cases arising out of the Deepwater Horizon accident were administratively transferred for pre-trial purposes to a judge in the United States District Court for the Eastern District of Louisiana (the “Court”) with other related cases under In Re: Oil Spill by the Oil Rig “Deepwater Horizon” in the Gulf of Mexico, on April 20, 2010, Case No. 10-md-02179 (E.D. La.) (“MDL 2179”). The COREXIT Defendants were named, along with other unaffiliated defendants, in six putative class action complaints related to the Deepwater Horizon oil spill and 21 complaints filed by individuals. Those complaints were consolidated in MDL 2179. The complaints generally allege, among other things, strict liability and negligence relating to the use of COREXIT™ dispersant in connection with the Deepwater Horizon oil spill.

Pursuant to orders issued by the Court in MDL 2179, the claims were consolidated in several master complaints, including one naming the COREXIT Defendants and others that responded to the Deepwater Horizon oil spill (known as the “B3 Master Complaint”). On May 18, 2012, the COREXIT Defendants filed a motion for summary judgment against the claims in the B3 Master Complaint, on the grounds that: (i) the plaintiffs’ claims are preempted by the comprehensive oil spill response scheme set forth in the Clean Water Act and National Oil and Hazardous Substances Pollution Contingency Plan (the “National Contingency Plan”); and (ii) the COREXIT Defendants are entitled to derivative immunity from suit. On November 28, 2012, the Court granted the COREXIT Defendants’ motion and dismissed with prejudice the claims in the B3 Master Complaint asserted against the COREXIT Defendants. The Court held that such claims were preempted by the Clean Water Act and National Contingency Plan. Because claims in the B3 Master Complaint remained pending against other defendants, the Court’s decision was not a “final judgment” for purposes of appeal. Under Federal Rule of Appellate Procedure 4(a), plaintiffs will have 30 days after entry of final judgment to appeal the Court’s decision.

In December 2012 and January 2013, the MDL 2179 court issued final orders approving two settlements between BP and plaintiffs’ class counsel: (1) a proposed Medical Benefits Class Action Settlement; and (2) a proposed Economic and Property Damages Class Action Settlement. Pursuant to the proposed settlements, class members agree to release claims against BP and other released parties, including the COREXIT Defendants.

The COREXIT Defendants, the incident defendants and the other responder defendants have been named as first party defendants by Transocean Deepwater Drilling, Inc. and its affiliates (the “Transocean Entities”) (In re the Complaint and Petition of Triton Asset Leasing GmbH, et al, MDL No. 2179, Civil Action 10-2771). In April and May 2011, the Transocean Entities, Cameron International Corporation, Halliburton Energy Services, Inc., M-I L.L.C., Weatherford U.S., L.P. and Weatherford International, Inc. (collectively, the “Cross Claimants”) filed cross claims in MDL 2179 against the COREXIT Defendants and other unaffiliated cross defendants. The Cross Claimants generally allege, among other things, that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they are entitled to indemnity or contribution from the cross defendants.

In April and June 2011, in support of its defense of the claims against it, the COREXIT Defendants filed counterclaims against the Cross Claimants. In its counterclaims, the COREXIT Defendants generally allege that if they are found liable for damages resulting from the Deepwater Horizon explosion, oil spill and/or spill response, they is entitled to contribution or indemnity from the Cross Claimants.

In May 2016, the COREXIT Defendants were named in nine additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill (“B1” claims). In April 2017, the COREXIT Defendants were named in two additional complaints filed by individuals alleging, among other things, business and economic loss resulting from the Deepwater Horizon oil spill. The plaintiffs in these lawsuits are generally seeking awards of unspecified compensatory and punitive damages, and attorneys’ fees and costs. These actions have been consolidated in MDL 2179.

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

On July 10, 2018, the Court entered an order dismissing the “B1” claims against the COREXIT Defendants. In light of the Court’s orders dismissing various B3 and “B1” claims in their entirety, for most plaintiffs the Court’s November 28, 2012 grant of summary judgment for the COREXIT Defendants is now final and the deadline to appeal has passed. On October 23, 2018, a plaintiff filed a new B3 complaint against the COREXIT Defendants and other unaffiliated defendants generally alleging, among other things, negligence and gross negligence related to the use of COREXIT™ dispersant in connection with the Deepwater Horizon oil spill. The complaint was consolidated in MDL 2179. There currently remain three cases pending against the COREXIT Defendants relating to the Deepwater Horizon oil spill, all of which are expected to ultimately be dismissed pursuant to the Court’s November 28, 2012 order granting the COREXIT Defendants’ motion for summary judgment.

ChampionX believes the claims asserted against the COREXIT Defendants are without merit and intends to defend these lawsuits vigorously. ChampionX also believes that it has rights to contribution and/or indemnification (including legal expenses) from third parties. However, ChampionX cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation.

16. RETIREMENT PLANS

Pension and Postretirement Health Care Benefits Plans

The Company has a non-contributory, qualified, defined benefit pension plan covering the majority of its U.S. employees. The Company also has non-contributory, non-qualified, defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees.

The non-qualified plans are not funded and the recorded benefit obligation for the non-qualified plans was $127 million and $119 million at December 31, 2019 and 2018, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

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

The following table sets forth financial information related to the Company’s pension and postretirement health care plans:

	U.S.		International		U.S. Postretirement
	Pension (a)		Pension		Health Care
(millions)	2019	2018	2019	2018	2019	2018
Accumulated benefit obligation, end of year	$2,535.9	$2,189.0	$1,585.5	$1,349.9	$165.7	$147.3
Projected benefit obligation
Projected benefit obligation, beginning of year	$2,241.0	$2,485.1	$1,436.7	$1,537.9	$147.3	$181.3
Service cost	72.8	74.5	30.2	33.2	1.4	2.7
Interest cost	89.0	83.1	31.2	29.1	5.6	5.6
Participant contributions	-	-	3.0	3.5	3.4	3.5
Medicare subsidies received	-	-	-	-	-	-
Curtailments and settlements	3.4	-	(18.6)	(22.8)	0.6	-
Plan amendments	-	(40.4)	0.1	-	-	(13.7)
Actuarial (gain) loss	336.4	(181.3)	235.8	(42.7)	22.2	(18.4)
Assumed through acquisitions	-	-	-	11.4	-	-
Other events	-	-	0.6	-	-	-
Benefits paid	(180.1)	(180.0)	(37.6)	(38.7)	(14.8)	(13.7)
Foreign currency translation	-	-	(13.8)	(74.2)	-	-
Projected benefit obligation, end of year	$2,562.5	$2,241.0	$1,667.6	$1,436.7	$165.7	$147.3

Plan assets
Fair value of plan assets, beginning of year	$1,981.4	$2,226.4	$925.6	$981.1	$6.0	$7.6
Actual returns on plan assets	366.9	(70.7)	110.5	2.6	1.1	(0.2)
Company contributions	129.0	5.7	43.3	42.0	13.8	12.3
Participant contributions	-	-	3.0	3.5	-	-
Acquisitions	-	-	-	6.4	-	-
Curtailments and settlements	(4.3)	-	(17.6)	(22.8)	-	-
Benefits paid	(180.1)	(180.0)	(37.6)	(38.7)	(14.8)	(13.7)
Foreign currency translation	-	-	(0.1)	(48.5)	-	-
Fair value of plan assets, end of year	$2,292.9	$1,981.4	$1,027.1	$925.6	$6.1	$6.0
Funded Status, end of year	$(269.6)	$(259.6)	$(640.5)	$(511.1)	$(159.6)	$(141.3)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$-	$-	$31.1	$39.0	$-	$-
Other current liabilities	(12.5)	(5.9)	(23.6)	(24.4)	(5.2)	(5.0)
Postretirement healthcare and pension benefits	(257.1)	(253.7)	(647.8)	(525.7)	(154.4)	(136.3)
Net liability	$(269.6)	$(259.6)	$(640.3)	$(511.1)	$(159.6)	$(141.3)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$632.4	$539.2	$527.7	$368.0	$(10.5)	$(36.0)
Unrecognized net prior service costs (benefits)	(40.0)	(52.3)	0.6	(6.0)	(11.0)	(34.4)
Tax (benefit) expense	(149.1)	(194.4)	(129.6)	(92.7)	3.4	27.6
Accumulated other comprehensive loss (income), net of tax	$443.3	$292.5	$398.7	$269.3	$(18.1)	$(42.8)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial (gain) loss	$(23.5)	$(38.9)	$(17.3)	$(16.5)	$4.1	$1.9
Amortization of prior service costs	11.5	6.8	1.1	0.9	23.2	19.7
Current period net actuarial loss (gain)	119.0	51.2	185.8	17.9	21.4	(17.8)
Current period prior service costs	-	-	0.1	-	-	5.2
Curtailments and settlements	(1.5)	-	1.8	(2.3)	0.2	-
Tax (benefit) expense	(25.7)	5.1	(36.9)	5.7	(11.7)	2.4
Pension and postretirement benefits changes	-	(40.4)	-	-	-	(18.9)
Foreign currency translation	-	-	(5.2)	(19.2)	-	-
Other comprehensive loss (income)	$79.8	$(16.2)	$129.4	$(13.5)	$37.2	$(7.5)

(a)	Includes qualified and non-qualified plans

Estimated amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2020 are as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pension (a)	Pension	Health Care
Net actuarial loss	$51.9	$25.5	$0.1
Net prior service benefits	(7.4)	(0.1)	(11.0)
Total	$44.5	$25.4	$(10.9)

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

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2019	2018
Aggregate projected benefit obligation	$3,970.3	$3,427.1
Accumulated benefit obligation	3,877.4	3,308.4
Fair value of plan assets	3,040.5	2,624.3

These plans include the U.S. non-qualified pension plans which are not funded as well as the U.S. qualified pension plan. These plans also include various international pension plans which are funded consistent with local practices and requirements.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement health care benefits expense for the Company’s operations are as follows:

	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost	$72.8	$74.5	$70.2	$30.2	$33.2	$31.4	$1.4	$2.7	$2.6
Interest cost on benefit obligation	89.0	83.1	83.4	31.2	29.1	28.4	5.6	5.6	5.8
Expected return on plan assets	(149.5)	(161.9)	(149.9)	(59.9)	(63.2)	(56.3)	(0.4)	(0.4)	(0.5)
Recognition of net actuarial loss
(gain)	23.6	39.0	28.7	16.3	17.2	18.5	(4.1)	(1.9)	(2.4)
Amortization of prior service benefit	(11.5)	(6.8)	(6.8)	(0.9)	(0.9)	(0.7)	(23.2)	(19.7)	(16.7)
Curtailments and settlements	9.1	-	0.3	(1.9)	2.3	0.9	0.3	-	-
Total expense (benefit)	$33.5	$27.9	$25.9	$15.0	$17.7	$22.2	$(20.4)	$(13.7)	$(11.2)

(a)	Includes qualified and non-qualified plans

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(percent)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	3.20%	4.34%	3.70%	1.52%	2.49%	2.17%	3.16%	4.29%	3.66%
Projected salary increase	4.03	4.03	4.03	2.50	2.46	2.46
Weighted-average actuarial assumptions
used to determine net cost:
Discount rate	4.34	3.70	4.27	2.66	2.29	2.32	4.29	3.66	4.14
Expected return on plan assets	7.25	7.75	7.75	6.66	6.67	6.67	7.25	7.75	7.75
Projected salary increase	4.03	4.03	4.03	2.70	2.67	2.83

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

For postretirement benefit measurement purposes as of December 31, 2019, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.00% for pre-65 costs and 10.75% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2028 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

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

The fair value of the Company’s U.S. plan assets for its defined benefit pension and postretirement health care benefit plans are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$13.2	$-	$13.2	$7.1	$-	$7.1
Equity securities:
Large cap equity	785.9	-	785.9	683.5	-	683.5
Small cap equity	201.7	-	201.7	168.6	-	168.6
International equity	350.4	-	350.4	285.0	-	285.0
Fixed income:
Core fixed income	410.0	-	410.0	358.3	-	358.3
High-yield bonds	107.9	-	107.9	107.6	-	107.6
Emerging markets	41.7	-	41.7	39.4	-	39.4
Insurance company accounts	-	0.3	0.3	-	0.3	0.3
Total investments at fair value	1,910.8	0.3	1,911.1	1,649.5	0.3	1,649.8
Investments measured at NAV			387.9			337.6
Total	$1,910.8	$0.3	$2,299.0	$1,649.5	$0.3	$1,987.4

The Company had no level 3 assets as part of its U.S. plan assets as of December 31, 2019 or 2018.

The allocation of the Company’s U.S. plan assets for its defined benefit pension and postretirement health care benefit plans are as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2019	2018	2019	2018

Cash	-%	-%	1%	-%
Equity securities:
Large cap equity	34	34	34	34
Small cap equity	9	9	8	9
International equity	15	15	15	14
Fixed income:
Core fixed income	18	18	18	19
High-yield bonds	5	5	5	5
Emerging markets	2	2	2	2
Other:
Real estate	6	6	7	8
Private equity	8	8	7	7
Distressed debt	3	3	3	2
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2019			December 31, 2018
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$7.7	$-	$7.7	$7.1	$-	$7.1
Equity securities:
International equity	-	418.1	418.1	-	412.1	412.1
Fixed income:
Corporate bonds	8.2	207.6	215.8	7.9	162.1	170.0
Government bonds	12.6	215.8	228.4	12.3	169.2	181.5
Insurance company accounts	-	144.2	144.2	-	140.5	140.5
Total investments at fair value	28.5	985.7	1,014.2	27.3	883.9	911.2
Investments measured at NAV			12.9			14.4
Total	$28.5	$985.7	$1,027.1	$27.3	$883.9	$925.6

The Company had no level 3 assets as part of its international plan assets as of December 31, 2019 or 2018.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2019	2018

Cash	1%	1%
Equity securities:
International equity	41	45
Fixed income:
Corporate bonds	21	18
Government bonds	22	20
Total fixed income	43	38
Other:
Insurance contracts	14	15
Real estate	1	1
Total	100%	100%

Cash Flows

As of year-end 2019, the Company’s estimate of benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s pension and postretirement health care benefit plans are as follows:

(millions)	All Plans
2020	$ 253
2021	232
2022	263
2023	239
2024	251
2025 - 2029	1,244

Depending on plan funding levels, the U.S. defined benefit qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of lump sum payments.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement health care plans. In September of 2019 and 2017, the Company made voluntary contributions of $120 million and $80 million, respectively, to its non-contributory qualified U.S. pension plan. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. The Company estimates contributions to be made to its international plans will approximate $46 million in 2020.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $87 million, $83 million and $82 million in 2019, 2018 and 2017, respectively.

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

Practical Expedients and Exemptions

The revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. The Company applies the portfolio approach primarily within each operating segment by geographical region. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. The Company determined the key criteria to assess with respect to the portfolio approach, including the related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings, are performed at the operating segment level.

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. For more information about the Company’s reportable segments, refer to Note 18.

Net sales at public exchange rates by reportable segment are as follows:

(millions)	2019	2018	2017
Global Industrial
Product and sold equipment	$4,819.1	$4,626.2	$4,305.3
Service and lease equipment	681.6	660.3	612.7
Global Institutional
Product and sold equipment	4,433.5	4,415.4	4,136.2
Service and lease equipment	753.5	683.1	640.0
Global Energy
Product and sold equipment	2,898.7	3,004.4	2,837.5
Service and lease equipment	419.0	416.7	392.5
Other
Product and sold equipment	87.6	82.6	152.8
Service and lease equipment	813.3	779.5	758.9
Total
Total product and sold equipment	$12,238.9	$12,128.6	$11,431.8
Total service and lease equipment	2,667.4	2,539.6	2,404.1

Net sales at public exchange rates by geographic region are as follows:

	Global Industrial			Global Institutional
(millions)	2019	2018	2017	2019	2018	2017

United States	$2,374.4	$2,269.7	$2,087.8	$3,403.1	$3,279.2	$3,107.2
Europe	1,358.7	1,288.4	1,183.0	988.8	1,038.4	928.8
Asia Pacific	708.1	685.8	661.4	256.1	250.4	237.1
Latin America	497.7	474.3	448.0	166.7	165.6	163.6
Greater China	267.5	278.4	267.0	120.6	113.8	102.1
Canada	148.3	148.9	137.4	192.3	191.6	175.3
Middle East and Africa ("MEA")	146.0	141.0	133.4	59.4	59.5	62.1
Total	$5,500.7	$5,286.5	$4,918.0	$5,187.0	$5,098.5	$4,776.2

	Global Energy			Other
(millions)	2019	2018	2017	2019	2018	2017

United States	$1,604.1	$1,630.1	$1,481.1	$601.7	$569.2	$648.2
Europe	405.2	398.4	404.4	136.1	133.1	119.5
Asia Pacific	247.9	262.7	253.1	40.3	40.2	33.6
Latin America	212.3	219.7	239.3	47.6	46.7	44.8
Greater China	79.4	76.5	70.5	55.7	50.5	45.0
Canada	298.8	335.6	322.3	9.1	11.5	9.4
MEA	470.0	498.1	459.3	10.4	10.9	11.2
Total	$3,317.7	$3,421.1	$3,230.0	$900.9	$862.1	$911.7

Net sales by geographic region were determined based on origin of sale. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 11% of consolidated net sales in 2019, 2018 and 2017.

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

	December 31	December 31
(millions)	2019	2018

Contract liability as of beginning of the year	$75.8	$79.0

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(75.8)	(79.0)

Increases due to billings excluding amounts recognized as revenue during the year ended	78.2	74.3
Business combinations	6.5	1.5

Contract liability as of end of year	$84.7	$75.8

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

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2019. The “Other” column in the table reflects immaterial changes between segments, primarily cost allocations. Further information related to the Company’s special (gains) and charges is included in Note 3.

The impact of the preceding changes on previously reported full year 2018 and 2017 reportable segment net sales and operating income is summarized as follows:

	December 31, 2018
	2018 Reported		Fixed	2018 Revised
	Valued at 2018		Currency	Valued at 2019
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,462.4	$-	$(242.2)	$5,220.2
Global Institutional	5,204.5	-	(138.5)	5,066.0
Global Energy	3,501.8	-	(113.0)	3,388.8
Other	877.6	-	(21.9)	855.7
Subtotal at fixed currency rates	15,046.3	-	(515.6)	14,530.7
Effect of foreign currency translation	(378.1)	-	515.6	137.5
Consolidated reported GAAP net sales	$14,668.2	$-	$-	$14,668.2

Operating Income
Global Industrial	$768.1	$(1.4)	$(42.3)	$724.4
Global Institutional	1,026.9	-	(19.6)	1,007.3
Global Energy	358.5	(0.4)	(19.6)	338.5
Other	161.3	1.8	(3.1)	160.0
Corporate	(307.1)	-	3.5	(303.6)
Subtotal at fixed currency rates	2,007.7	-	(81.1)	1,926.6
Effect of foreign currency translation	(60.7)	-	81.1	20.4
Consolidated reported GAAP operating income	$1,947.0	$-	$-	$1,947.0

	December 31, 2017
	2017 Reported		Fixed	2017 Revised
	Valued at 2018		Currency	Valued at 2019
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,106.8	$-	$(211.0)	$4,895.8
Global Institutional	4,910.0	-	(124.2)	4,785.8
Global Energy	3,281.7	-	(75.9)	3,205.8
Other	931.5	-	(20.8)	910.7
Subtotal at fixed currency rates	14,230.0	-	(431.9)	13,798.1
Effect of foreign currency translation	(394.1)	-	431.9	37.8
Consolidated reported GAAP net sales	$13,835.9	$-	$-	$13,835.9

Operating Income
Global Industrial	$758.5	$(0.8)	$(35.7)	$722.0
Global Institutional	979.8	(0.5)	(16.6)	962.7
Global Energy	336.1	0.2	(13.4)	322.9
Other	142.5	1.1	(2.9)	140.7
Corporate	(213.9)	-	3.6	(210.3)
Subtotal at fixed currency rates	2,003.0	-	(65.0)	1,938.0
Effect of foreign currency translation	(52.9)	-	65.0	12.1
Consolidated reported GAAP operating income	$1,950.1	$-	$-	$1,950.1

Reportable Segment Information

Financial information for each of the Company’s reportable segments is as follows:

	Net Sales			Operating Income (Loss)
(millions)	2019	2018	2017	2019	2018	2017
Global Industrial	$5,569.9	$5,220.2	$4,895.8	$854.7	$724.4	$722.0
Global Institutional	5,235.5	5,066.0	4,785.8	1,042.2	1,007.3	962.7
Global Energy	3,334.0	3,388.8	3,205.8	379.1	338.5	322.9
Other	907.5	855.7	910.7	167.3	160.0	140.7
Corporate	-	-	-	(409.1)	(303.6)	(210.3)
Subtotal at fixed currency	15,046.9	14,530.7	13,798.1	2,034.2	1,926.6	1,938.0
Effect of foreign currency translation	(140.6)	137.5	37.8	(20.4)	20.4	12.1
Consolidated	$14,906.3	$14,668.2	$13,835.9	$2,013.8	$1,947.0	$1,950.1

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

Geographic Information

Long-lived assets at public exchange rates by geographic region are as follows:

	Long-Lived Assets, net

(millions)	2019	2018
United States	$9,223.6	$9,175.4
Europe	2,641.6	2,538.7
Asia Pacific, excluding Greater China	1,015.1	1,003.4
Latin America	522.4	565.8
MEA	299.2	302.1
Canada	598.1	616.8
Greater China	1,163.1	1,194.6
Total	$15,463.1	$15,396.8

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 17 for net sales by geographic region.

19. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2019
Net sales	$3,505.4	$3,759.4	$3,817.9	$3,823.6	$14,906.3
Operating expenses
Cost of sales (a)	2,089.6	2,208.2	2,207.4	2,218.2	8,723.4
Selling, general and administrative expenses	1,008.3	1,002.7	962.5	984.0	3,957.5
Special (gains) and charges	40.3	49.9	60.4	61.0	211.6
Operating income	367.2	498.6	587.6	560.4	2,013.8
Other (income) expense (a)	(21.2)	(20.9)	(20.8)	(13.4)	(76.3)
Interest expense, net (a)	49.4	49.5	46.1	46.2	191.2
Income before income taxes	339.0	470.0	562.3	527.6	1,898.9
Provision for income taxes	38.6	97.8	93.0	93.3	322.7
Net income including noncontrolling interest	300.4	372.2	469.3	434.3	1,576.2
Net income attributable to noncontrolling interest	3.9	3.6	5.1	4.7	17.3
Net income attributable to Ecolab	$296.5	$368.6	$464.2	$429.6	$1,558.9
Earnings attributable to Ecolab per common share
Basic	$ 1.03	$ 1.28	$ 1.61	$ 1.49	$ 5.41
Diluted	$ 1.01	$ 1.26	$ 1.59	$ 1.47	$ 5.33
Weighted-average common shares outstanding
Basic	288.2	287.6	288.1	288.3	288.1
Diluted	292.3	292.1	292.8	292.6	292.5

2018
Net sales	$3,470.9	$3,689.6	$3,747.2	$3,760.5	$14,668.2
Operating expenses
Cost of sales (a)	2,072.3	2,146.1	2,190.7	2,216.8	8,625.9
Selling, general and administrative expenses	1,018.3	1,036.8	964.7	948.8	3,968.6
Special (gains) and charges	26.0	12.1	75.6	13.0	126.7
Operating income	354.3	494.6	516.2	581.9	1,947.0
Other (income) expense	(19.4)	(19.6)	(21.0)	(19.9)	(79.9)
Interest expense, net (a)	56.4	56.3	55.7	53.9	222.3
Income before income taxes	317.3	457.9	481.5	547.9	1,804.6
Provision for income taxes	69.1	104.3	43.2	147.7	364.3
Net income including noncontrolling interest	248.2	353.6	438.3	400.2	1,440.3
Net income attributable to noncontrolling interest	0.9	2.3	2.9	5.1	11.2
Net income attributable to Ecolab	$247.3	$351.3	$435.4	$395.1	$1,429.1
Earnings attributable to Ecolab per common share
Basic	$ 0.86	$ 1.22	$ 1.51	$ 1.37	$ 4.95
Diluted	$ 0.84	$ 1.20	$ 1.48	$ 1.35	$ 4.88
Weighted-average common shares outstanding
Basic	288.6	288.8	288.8	288.0	288.6
Diluted	292.7	293.3	293.4	292.2	292.8

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding. Gross profit is calculated as net sales minus cost of sales. The Company has conformed the first quarter of 2019 with current accounting policies. There was no impact to net sales or operating income.

(a)	Cost of sales includes special charges of $3.6, $7.9, $11.3 and $15.7 million in Q1, Q2, Q3 and Q4 of 2019, respectively and $(0.1), $3.6, and $5.8 million in Q2, Q3 and Q4 of 2018, respectively. Other (income) expense includes special charges of $9.5 million in Q4 of 2019. Net interest expense includes special charges of $0.2 million in Q1 of 2019 and $0.3 million in Q4 of 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. Their report, and our management reports, can be found in Item 8 of Part II of this Form 10-K.

During the period October 1 - December 31, 2019 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continuing our implementation of our enterprise resource planning (“ERP”) system upgrades, which are expected to occur in phases over the next several years. These upgrades, which include supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. We are also making changes to our system in order to support our separation of the ChampionX business. These upgrades of the ERP systems will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our directors is incorporated by reference from the discussion under the heading “Proposal 1: Election of Directors” located in the Proxy Statement. Information about compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference from the discussion under the heading “Delinquent Section 16(a) Reports” located in the Proxy Statement. Information about our Audit Committee, including the members of the Committee, and our Audit Committee financial experts, is incorporated by reference from the discussion under the heading “Corporate Governance,” and sub-headings “Board Committees” and “Audit Committee,” located in the Proxy Statement. Information about our Code of Conduct is incorporated by reference from the discussion under the heading “Corporate Governance Materials and Code of Conduct” located in the Proxy Statement. Information regarding our executive officers is presented under the heading “Information about our Executive Officers” in Part I, Item 1 of this Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2019
●	Compensation Risk Analysis
●	Compensation Committee Interlocks and Insider Participation
●	Compensation Committee Report
●	Compensation Discussion and Analysis
●	Summary Compensation Table for 2019
●	Grants of Plan-Based Awards for 2019
●	Outstanding Equity Awards at Fiscal Year-End for 2019
●	Option Exercises and Stock Vested for 2019
●	Pension Benefits for 2019
●	Non-Qualified Deferred Compensation for 2019
●	Potential Payments Upon Termination or Change in Control
●	Pay Ratio Disclosure

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference.

A total of 1,345,984 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2019 which are actually issued and outstanding.

Equity Compensation Plan Information

	(a)
	Number of securities to be		(b)		(c)
	issued upon exercise of		Weighted average exercise		Number of securities remaining
	outstanding options,		price of outstanding options,		available for future issuance under
	warrants		warrants		equity compensation plans (excluding
Plan Category	and rights		and rights		securities reflected in column (a))
Equity compensation plans approved
by security holders	10,597,473	(1)	$ 122.19	(1)	9,029,645
Equity compensation plans not approved
by security holders	63,187	(2)	55.59	(2)	-
Total	10,660,660		$ 121.72		9,029,645

(1)    Includes 235,929 Common Stock equivalents representing deferred compensation stock units earned by non-employee directors under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, 1,116,898 Common Stock equivalents under our 2010 Stock Incentive Plan representing performance-based restricted stock units payable to employees, and 265,513 Common Stock equivalents under our 2010 Stock Incentive Plan representing restricted stock units payable to employees. All of the Common Stock equivalents described in this footnote (1) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. The reported amount additionally includes 22,479 shares of Common Stock subject to stock options assumed by us in connection with the Nalco merger. Such options, which have a weighted-average exercise price of $37.34, are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

(2.1)	Agreement and Plan of Merger and Reorganization, dated December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc., Apergy Corporation and Athena Merger Sub, Inc.	Incorporated by reference to Exhibit (2.1) of our Form 8-K, dated December 18, 2019. (File No. 001-9328)

(2.2)	Separation and Distribution Agreement, dated December 18, 2019, by and among Ecolab Inc., ChampionX Holding Inc. and Apergy Corporation	Incorporated by reference to Exhibit (2.1) of our Form 8-K, dated December 18, 2019. (File No. 001-9328)

(3.1)	Restated Certificate of Incorporation of Ecolab Inc., dated January 2, 2013.	Incorporated by reference to Exhibit (3.2) of our Form 8-K, dated January 2, 2013. (File No. 001-9328)

(3.2)	By-Laws, as amended through December 3, 2015.	Incorporated by reference to Exhibit (3.1) of our Form 8-K, dated December 3, 2015. (File No. 001-9328)

(4.1)	Common Stock.	See Exhibits (3.1) and (3.2)

(4.2)	Form of Common Stock Certificate effective October 2, 2017	Incorporated by reference to Exhibit (4.1) of our Form 10-Q Quarterly Report for the quarter ended September 30, 2017. (File No. 001-9328)

Exhibit No.:	Document:	Method of Filing:

(4.3)

Amended and Restated Indenture, dated January 9, 2001, between Ecolab Inc. and The Bank of New York Trust Company, N.A. (as successor in interest to J.P. Morgan Trust Company, N.A. and Bank One, N.A.), as Trustee.

Incorporated by reference to Exhibit (4)(A) of our Form 8-K, dated January 23, 2001. (File No. 001-9328)

(4.4)

Second Supplemental Indenture, dated December 8, 2011, between Ecolab Inc., Wells Fargo Bank, National Association, as Trustee and the Bank of New York Mellon Trust Company, N.A. (formerly known as The Bank of New York Trust Company, N.A., as successor in interest to J.P. Morgan Trust Company, N.A. and Bank One, N.A.), as original trustee.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 5, 2011. (File No. 001-9328)

(4.5)	Forms of 4.350% Notes due 2021 and 5.500% Notes due 2041.	Included in Exhibit (4.4) above.

(4.6)	Indenture, dated January 12, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K, dated January 15, 2015. (File No. 001-9328)

(4.7)

Second Supplemental Indenture, dated July 8, 2015, by and among Ecolab Inc., Wells Fargo Bank, National Association, as Trustee, Elavon Financial Services Limited, UK Branch, as paying agent, and Elavon Financial Services Limited, as transfer agent and registrar.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated July 8, 2015. (File No. 001-9328)

(4.8)	Form of 2.625% Euro Notes due 2025.	Included in Exhibit (4.7) above.

(4.9)	Third Supplemental Indenture, dated January 14, 2016, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated January 11, 2016. (File No. 001-9328)

(4.10)	Form of 3.250% Notes due 2023.	Included in Exhibit (4.9) above.

(4.11)	Fourth Supplemental Indenture, dated October 18, 2016, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated October 13, 2016. (File No. 001-9328)

(4.12)	Forms of 2.700% Notes due 2026 and 3.700% Notes due 2046.	Included in Exhibit (4.11) above.

(4.13)

Fifth Supplemental Indenture, dated December 8, 2016, by and among Ecolab Inc., Wells Fargo Bank, National Association, as Trustee, Elavon Financial Services DAC, UK Branch, as paying agent, and Elavon Financial Services DAC, as transfer agent and registrar.

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 1, 2016. (File No. 001-9328)

(4.14)	Form of 1.000% Euro Notes due 2024.	Included in Exhibit (4.13) above.

(4.15)	Sixth Supplemental Indenture, dated August 10, 2017, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated August 10, 2017. (File No. 001-9328)

(4.16)	Form of 2.375% Notes due 2022.	Included in Exhibit (4.15) above.

(4.17)	Seventh Supplemental Indenture, dated November 27, 2017, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated November 30, 2017. (File No. 001-9328)

(4.18)	Form of 3.250% Notes due 2027.	Included in Exhibit (4.17) above.

(4.19)	Form of 3.950% Notes due 2047.	Included in Exhibit (4.17) above.

(4.20)	Description of Securities	Filed herewith electronically.

Exhibit No.:	Document:	Method of Filing:

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

Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated November 30, 2017. (File No. 001-9328)

(10.2)	Note Purchase Agreement, dated October 27, 2011, by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated October 27, 2011. (File No. 001-9328)

(10.3)	Documents comprising global Commercial Paper Programs.

	(i)	U.S. $2,000,000,000 Euro-Commercial Paper Programme.

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

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

(b)

Amended and Restated Note Agency Agreement, dated 9 June 2017, between Ecolab Inc., Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), and Citibank, N.A., London Branch (as Issue and Paying Agent).

Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

	(c) Deed of Covenant made on 9 June 2017 by Ecolab Inc., Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers)	Incorporated by reference to Exhibit (10.1)(c) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

	(d) Deed of Guarantee made on 9 June 2017 by Ecolab Inc. (in respect of notes issued by Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.)	Incorporated by reference to Exhibit (10.1)(d) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

	(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program, dated September 22, 2014. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Mizuho Securities USA LLC, and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

			(b) Issuing and Paying Agency Agreement, dated September 18, 2017, between Ecolab Inc. and MUFG Union Bank, N.A., as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2017. (File No. 001-9328)

			(c) Corporate Commercial Paper – Master Note, dated September 18, 2017, together with annex thereto.	Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended September 30, 2017. (File No. 001-9328)

(10.4)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016. (File No. 001-9328)

	†	(iii)	Master Agreement Relating to Periodic Options, as amended, effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	†	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended, effective as of May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.5)		(i)	Note Purchase Agreement, dated July 26, 2006, by and among Ecolab Inc. and the Purchasers party thereto.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated July 26, 2006. (File No. 001-9328)

		(ii)	First Amendment, dated October 27, 2011, to Note Purchase Agreement, dated July 26, 2006, by and among Ecolab Inc. and the Noteholders party thereto.	Incorporated by reference to Exhibit (10.2) of our Form 8-K, dated October 27, 2011. (File No. 001-9328)

(10.6)	†	Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.		Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)

(10.7)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005. (File No. 001-9328)

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017. (File No. 001-9328)

(10.8)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015. (File No. 001-9328)

(10.9)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2014.	Incorporated by reference to Exhibit 10.11 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to the Ecolab Supplemental Executive Retirement Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)

(10.10)	†	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2014.		Incorporated by reference to Exhibit 10.12 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328)

(10.11)	†	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2014.		Incorporated by reference to Exhibit 10.13 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328).

(10.12)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2011.	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans, effective as of January 1, 2013.	Incorporated by reference to Exhibit (10.14)(II) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

(10.13)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.14)	†	Description of Ecolab Management Incentive Plan.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)

(10.15)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013. (File No. 001-9328)

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, dated May 2, 2019. (File No. 001-9328)

	†	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

	†	(iv)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)C of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

	†	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010. (File No. 001-9328)

	†	(vi)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 7, 2016.	Incorporated by reference to Exhibit (10.16)(vii) of our Form 10-K Annual Report for the year ended December 31, 2016. (File No. 001-9328)

	†	(vii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 6, 2017.	Incorporated by reference to Exhibit (10.16)(viii) of our Form 10-K Annual Report for the year ended December 31, 2017. (File No. 001-9328)

	†	(viii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 4, 2018.	Incorporated by reference to Exhibit (10.15)(viii) of our Form 10-K Annual Report for the year ended December 31, 2018. (File No. 001-9328)

	†	(ix)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2019.	Filed herewith electronically.

	†	(x)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2019.	Filed herewith electronically.

(10.16)	†	Policy on Reimbursement of Incentive Payments, as amended February 22, 2019.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2018. (File No. 001-9328)

(10.17)	†	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan, effective as of December 1, 2011.		Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.18)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.		Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.19)	†	Employee Matters Agreement, dated December 18, 2019, by and among Ecolab, Inc., ChampionX Holding Inc. and Apergy Corporation.		Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated December 18, 2019. (File No. 001-9328)

(14.1)		Ecolab Code of Conduct, as amended November 26, 2012.		Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)		List of Subsidiaries.		Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.		Filed herewith electronically.

(24.1)		Powers of Attorney.		Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.		Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.		Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.		Filed herewith electronically.

Exhibit No.:	Document:	Method of Filing:

(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of February, 2020.

ECOLAB INC.
(Registrant)

By:	/s/ Douglas M. Baker, Jr.
Douglas M. Baker, Jr.
Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 28th day of February, 2020.

/s/ Douglas M. Baker, Jr.	Chairman of the Board and Chief Executive Officer
Douglas M. Baker, Jr.	(Principal Executive Officer and Director)

/s/ Daniel J. Schmechel	Chief Financial Officer
Daniel J. Schmechel	(Principal Financial Officer)

/s/ Scott D. Kirkland	Senior Vice President and Corporate Controller
Scott D. Kirkland	(duly authorized officer and Chief Accounting Officer)

/s/ Michael C. McCormick	Directors
Michael C. McCormick

as attorney-in-fact for:

Shari L. Ballard, Barbara J. Beck, Les S. Biller, Jeffrey M. Ettinger, Arthur J. Higgins, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer