Form 10-Q
period 2020-03-31
ECOLAB INC.
filed 2020-05-07
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2020: 289,201,752 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2020	2019

Product and equipment sales	$2,930.0	$2,886.3
Service and lease sales	651.4	619.1
Net sales	3,581.4	3,505.4
Product and equipment cost of sales	1,715.9	1,710.0
Service and lease cost of sales	400.9	379.6
Cost of sales (including special charges (a))	2,116.8	2,089.6
Selling, general and administrative expenses	1,015.0	1,008.3
Special (gains) and charges	52.4	40.3
Operating income	397.2	367.2
Other (income) expense	(15.2)	(21.2)
Interest expense, net (b)	48.1	49.4
Income before income taxes	364.3	339.0
Provision for income taxes	74.1	38.6
Net income including noncontrolling interest	290.2	300.4
Net income attributable to noncontrolling interest	6.8	3.9
Net income attributable to Ecolab	$283.4	$296.5

Earnings attributable to Ecolab per common share
Basic	$ 0.98	$ 1.03
Diluted	$ 0.97	$ 1.01

Weighted-average common shares outstanding
Basic	288.8	288.2
Diluted	292.6	292.3

(a)	Cost of sales includes special (gains) and charges, net of $9.1 and $3.6 in the first quarter of 2020 and 2019, respectively, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special charges of $0.2 million in the first quarter of 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2020	2019

Net income including noncontrolling interest	$290.2	$300.4

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(38.2)	105.1
Gain (loss) on net investment hedges	(1.1)	(6.6)
Total foreign currency translation adjustments	(39.3)	98.5

Derivatives and hedging instruments	2.9	(5.6)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	12.9	(4.0)
Total pension and postretirement benefits	12.9	(4.0)

Subtotal	(23.5)	88.9

Total comprehensive income, including noncontrolling interest	266.7	389.3
Comprehensive income attributable to noncontrolling interest	7.3	4.8
Comprehensive income attributable to Ecolab	$259.4	$384.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$1,661.9	$186.4
Accounts receivable, net	2,855.9	2,796.5
Inventories	1,529.7	1,505.6
Other current assets	389.6	339.9
Total current assets	6,437.1	4,828.4
Property, plant and equipment, net	3,920.7	3,954.9
Goodwill	7,231.5	7,251.7
Other intangible assets, net	3,591.9	3,672.5
Operating lease assets	558.5	577.5
Other assets	599.9	584.1
Total assets	$22,339.6	$20,869.1

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$1,038.3	$380.6
Accounts payable	1,279.5	1,284.3
Compensation and benefits	513.5	599.5
Income taxes	140.8	142.8
Other current liabilities	1,285.3	1,223.4
Total current liabilities	4,257.4	3,630.6
Long-term debt	6,744.0	5,973.5
Postretirement health care and pension benefits	1,072.0	1,088.0
Deferred income taxes	737.4	740.4
Operating lease liabilities	406.9	425.2
Other liabilities	261.3	285.6
Total liabilities	13,479.0	12,143.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	360.8	359.6
Additional paid-in capital	6,018.1	5,907.1
Retained earnings	10,136.9	9,993.7
Accumulated other comprehensive loss	(2,113.7)	(2,089.7)
Treasury stock	(5,580.0)	(5,485.4)
Total Ecolab shareholders’ equity	8,822.1	8,685.3
Noncontrolling interest	38.5	40.5
Total equity	8,860.6	8,725.8
Total liabilities and equity	$22,339.6	$20,869.1

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 289.2 shares outstanding at March 31, 2020 and 288.4 shares outstanding at December 31, 2019. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2020	2019

OPERATING ACTIVITIES
Net income including noncontrolling interest	$290.2	$300.4
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	169.3	159.0
Amortization	80.3	79.8
Deferred income taxes	(5.3)	(5.0)
Share-based compensation expense	29.1	32.2
Pension and postretirement plan contributions	(20.6)	(19.0)
Pension and postretirement plan expense	9.9	4.9
Restructuring charges, net of cash paid	(16.2)	16.3
Other, net	11.8	6.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(76.2)	8.0
Inventories	(26.0)	(83.0)
Other assets	(48.8)	5.9
Accounts payable	-	(35.3)
Other liabilities	(25.7)	(92.5)
Cash provided by operating activities	371.8	378.1

INVESTING ACTIVITIES
Capital expenditures	(160.7)	(187.0)
Property and other assets sold	1.4	1.4
Acquisitions and investments in affiliates, net of cash acquired	(1.5)	(281.8)
Other, net	(4.9)	(10.0)
Cash used for investing activities	(165.7)	(477.4)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	957.6	487.9
Long-term debt borrowings	766.6	-
Long-term debt repayments	(299.7)	(400.3)
Reacquired shares	(95.0)	(131.4)
Dividends paid	(145.5)	(141.4)
Exercise of employee stock options	83.4	67.7
Acquisition related liabilities and contingent consideration	(2.5)	-
Other, net	0.9	-
Cash provided by (used for) financing activities	1,265.8	(117.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	3.6	1.8

Increase (decrease) in cash, cash equivalents and restricted cash	1,475.5	(215.0)
Cash, cash equivalents and restricted cash, beginning of period (a)	186.4	294.0
Cash, cash equivalents and restricted cash, end of period (b)	$1,661.9	$79.0

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of March 31, 2020 and 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6

New accounting guidance adoption (a)			58.4	(61.2)		(2.8)		(2.8)
Net income			296.5			296.5	3.9	300.4
Other comprehensive income (loss) activity				88.0		88.0	0.9	88.9
Cash dividends declared (b)			(132.6)			(132.6)	(9.0)	(141.6)
Stock options and awards	1.2	97.8			0.8	99.8		99.8
Reacquired shares					(131.4)	(131.4)		(131.4)
Balance, March 31, 2019	$358.2	$5,731.0	$9,131.8	$(1,734.9)	$(5,265.4)	$8,220.7	$46.2	$8,266.9

Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	$(2,089.7)	$(5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (c)			(4.3)			(4.3)		(4.3)
Net income			283.4			283.4	6.8	290.2
Other comprehensive income (loss) activity				(24.0)		(24.0)	0.5	(23.5)
Cash dividends declared (b)			(135.9)			(135.9)	(10.0)	(145.9)
Changes in noncontrolling interests							0.7	0.7
Stock options and awards	1.2	111.0			0.4	112.6		112.6
Reacquired shares					(95.0)	(95.0)		(95.0)
Balance, March 31, 2020	$360.8	$6,018.1	$10,136.9	$(2,113.7)	$(5,580.0)	$8,822.1	$38.5	$8,860.6

(a)	Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.
(b)	Dividends declared per common share were $0.47 and $0.46 in the first quarter of 2020 and 2019, respectively.
(c)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

Refer to Note 17 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2020 and 2019 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2019 was derived from the audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Sales, cost of sales and selling, general and administrative expenses in the selected consolidated income statement information includes immaterial revisions to amounts previously reported in the Company’s quarterly report on Form 10-Q for the first quarter of 2019. The revision had no impact on previously reported total net sales or operating income. Except for the changes due to adoption of the new accounting standards, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2020 and 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 7, 2020 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX Holding Inc. (ChampionX), a wholly owned subsidiary of the Company formed for the purpose of holding the Upstream Energy business, and Apergy Corporation (Apergy) pursuant to which the Company will separate the Upstream Energy business and combine it with Apergy in a tax-efficient Reverse Morris Trust transaction.

The transaction will occur in a multi-step process pursuant to which, prior to the merger between ChampionX and Apergy, the Company will transfer certain assets, liabilities and entities to ChampionX and its subsidiaries. In exchange, the Company will receive shares of ChampionX common stock and a cash payment, and all shares of ChampionX common stock will be distributed to Ecolab stockholders in an exchange offer. Under the terms of the exchange offer, Ecolab stockholders have the option to exchange all, some or none of their shares of Ecolab common stock for shares of ChampionX common stock. If the exchange offer is fully subscribed and at the conclusion of this exchange, the shares of ChampionX common stock will immediately be converted into shares of Apergy common stock as part of the Merger. All shares of Ecolab common stock that will be tendered and accepted in the exchange will be retired and reduce the number of shares of common stock outstanding.

As a result of and immediately following the Transactions, ChampionX stockholders will own, in the aggregate, approximately 62% of the issued and outstanding Apergy common stock on a fully diluted basis and Apergy stock and equity holders will own, in the aggregate, approximately 38% of the issued and outstanding Apergy common stock on a fully diluted basis (127 million shares). Ecolab stockholders that do not participate in this Exchange Offer will retain the shares of Ecolab common stock that they held prior to the Merger.

In connection with the transaction, ChampionX will enter into a credit agreement with respect to an estimated $537 million senior secured term loan credit facility to finance the one-time special cash payment to Ecolab and will otherwise pay certain expenses in connection with the transaction. The Company intends to use the proceeds to repay debt, pay dividends, repurchase its stock, or a combination thereof.

Ecolab will account for this transaction as a sale and will recognize a gain or loss based on the excess or deficit of consideration received over the carrying value of ChampionX. Consideration received includes a one-time special cash payment (net of cash included on the opening ChampionX balance sheet) from ChampionX and the fair value of the shares of Ecolab common stock tendered and retired as part of the exchange. The cash consideration Ecolab will receive of $0.5 billion is less than the carrying value of ChampionX of about $3.7 billion. As a result, the gain or loss calculated by subtracting the remaining book value of ChampionX from the non-cash share consideration will be a non-cash gain or loss.

The fair value of the Ecolab common stock tendered in the exchange less stock-based equity is based on the 62% (approximately 122.6 million shares) of the outstanding stock of Apergy multiplied by the value of the volume-weighted average Apergy share price of the last three full trading days ending on the expiration date of the exchange offer. As of March 31, 2020 the price of Apergy’s stock was $5.75 and during the quarter ended March 31, 2020 the average price was $21.00. Utilizing the $5.75 and the $21.00 Apergy stock prices to calculate the fair value of the non-cash Ecolab common stock consideration yields a non-cash loss of ($2.5 billion) and ($0.8 billion), respectively.

Completion of the transaction is subject to the satisfaction or waiver of customary closing conditions, including approval by Apergy’s stockholders, approval by certain foreign regulatory authorities and receipt of opinions with respect to the tax-free nature of the transaction. ChampionX continues to be classified as held for use as of March 31, 2020.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2020	2019
Cost of sales
Restructuring activities	3.0	3.4
Acquisition and integration activities	0.4	0.2
Other	5.7	-
Cost of sales subtotal	9.1	3.6

Special (gains) and charges
Restructuring activities	4.3	37.1
ChampionX separation	36.6	4.3
Acquisition and integration activities	5.4	2.5
Other	6.1	(3.6)
Special (gains) and charges subtotal	52.4	40.3

Operating income subtotal	61.5	43.9

Interest expense, net	-	0.2
Total special (gains) and charges	$61.5	$44.1

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

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the first quarter of 2019, the Company raised its goals for the Plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The Company expects that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($200 million after tax) over this period of time. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $6.4 million ($5.4 million after tax) in the first quarter of 2020, primarily related to severance. The liability related to the Plan was $87.2 million as of the end of the first quarter of 2020. The Company has recorded $247.6 million ($189.4 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 - 2019 Activity
Recorded expense	216.1	5.2	19.9	241.2
Net cash payments	(112.6)	1.2	(16.4)	(127.8)
Non-cash charges	-	(6.4)	(2.0)	(8.4)
Effect of foreign currency translation	(1.0)	-	-	(1.0)
Restructuring liability, December 31, 2019	102.5	-	1.5	104.0

2020 Activity
Recorded expense	4.3	-	2.1	6.4
Net cash payments	(22.1)	-	(1.1)	(23.2)
Non-cash charges	-	-	-	-
Effect of foreign currency translation	-	-	-	-
Restructuring liability, March 31, 2020	$84.7	$-	$2.5	$87.2

Other Restructuring Activities

During the first quarter of 2020, the Company incurred restructuring charges of $0.9 million ($0.7 million after tax) related to an immaterial restructuring plan. The charges are primarily related to severance. Prior to 2018, the Company engaged in a number of restructuring plans. During the first quarters of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than Accelerate 2020 was $7.4 million and $7.7 million as of March 31, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $0.4 million.

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX and Apergy pursuant to which the Company will separate the Upstream Energy business and combine it with Apergy in a tax-efficient Reverse Morris Trust transaction. During the first quarter of 2020 and 2019, the charges associated with the separation reported in special (gains) and charges on the Consolidated Statement of Income include $36.6 million ($31.8 million after tax) and $4.3 million ($3.3 million after tax), respectively, which are primarily related to professional fees to support the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $5.4 million ($3.6 million after tax) and $2.5 million ($1.8 million after tax) in the first quarter of 2020 and 2019, respectively. Charges are related to the Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $0.4 million ($0.3 million after tax) and $0.2 million ($0.1 million after tax) on the Consolidated Statement of Income in the first quarter of 2020 and 2019, respectively, related to severance related to the closure of a facility. The Company also incurred $0.2 million ($0.1 million after tax) of interest expense in the first quarter of 2019.

Further information related to the Company’s acquisitions is included in Note 3.

Other

During the first quarter of 2020, the Company recorded special charges of $5.7 million ($3.8 million after tax) in product and equipment cost of sales on the Consolidated Statement of Income related to a Healthcare product recall in Europe. Other special charges of $6.1 million ($4.6 million after tax) recorded in the first quarter of 2020 relate primarily to legal charges and are recorded in special (gains) and charges on the Consolidated Statement of Income.

During the first quarter of 2019, the Company recorded other special gains in special (gains) and charges on the Consolidated Statement of Income, of $3.6 million ($4.3 million after tax) which primarily related to a litigation settlement which was offset with other legal charges.

.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of the acquired businesses are recorded as of the acquisition date, at their respective fair values, and are included in the Consolidated Balance Sheet. The purchase price allocation is based on estimates of the fair value of assets acquired and liabilities assumed. The aggregate purchase price of acquisitions are reduced for any cash or cash equivalents acquired.

During the first quarter of 2020, the Company reached an agreement to purchase CID Lines, a leading global provider of livestock biosecurity and hygiene solutions. The acquisition is expected to close in the second quarter of 2020 and is subject to various regulatory clearances. The Company did not close on any other business acquisitions during the first quarter of 2020.

During the first quarter of 2019, the Company acquired Bioquell, a life sciences business which sells bio-decontamination products and services to the Life Sciences and Healthcare industries. During the first quarter of 2020, Bioquell was moved into the Global Healthcare and Life Sciences reportable segment as a result of changes to the Company’s reporting structure. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released to the Company upon closing of the transaction in February 2019.

Also, during the first quarter of 2019, the Company acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reportable segment. The purchase price included an earn-out based on the achievement of certain revenue thresholds in any of the three years following the acquisition. The acquisition date fair value of the earn-out was reflected in the overall purchase consideration exchanged for Lobster Ink and recorded as contingent consideration liability as part of the Company’s purchase accounting. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of March 31, 2020 at its current fair value.

Acquisitions during the first quarter of 2019 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

These acquisitions have been accounted for using the acquisition method of accounting. The purchase accounting for both Bioquell and Lobster Ink were finalized in the first quarter of 2020 with insignificant purchase price adjustments recognized in the first quarter of 2020.

The components of the cash paid for acquisitions for transactions during the first quarter of 2020 and 2019 are shown in the following table.

	First Quarter Ended
	March 31
(millions)	2020	2019
Net tangible assets (liabilities) acquired and equity method investments	$-	$(14.6)

Identifiable intangible assets
Customer relationships	-	70.4
Trademarks	-	20.4
Other technology	-	45.8
Total intangible assets	-	136.6

Goodwill	-	180.3
Total aggregate purchase price	-	302.3

Acquisition-related liabilities and contingent considerations	-	(20.5)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent considerations	$-	$281.8

During the first quarter of 2020, the Company made $2.5 million of acquisition-related payments associated with prior transactions that primarily consist of the payment of holdback liabilities and contingent consideration.

The weighted average useful life of identifiable intangible assets acquired in the first quarter of 2019 was 12 years.

Dispositions

There were no significant business dispositions during the first quarter of 2020 or 2019.

4. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2020	2019
Accounts receivable, net
Accounts receivable	$2,931.8	$2,858.5
Allowance for doubtful accounts	(75.9)	(62.0)
Total	$2,855.9	$2,796.5

Inventories
Finished goods	$976.3	$936.5
Raw materials and parts	543.2	559.8
Inventories at FIFO cost	1,519.5	1,496.3
FIFO cost to LIFO cost difference	10.2	9.3
Total	$1,529.7	$1,505.6

Other current assets
Prepaid assets	$148.9	$118.8
Taxes receivable	150.2	133.7
Derivative assets	57.1	54.3
Other	33.4	33.1
Total	$389.6	$339.9

Property, plant and equipment, net
Land	$213.8	$215.1
Buildings and leasehold improvements	1,365.5	1,363.1
Machinery and equipment	2,487.5	2,467.8
Merchandising and customer equipment	2,807.1	2,787.8
Capitalized software	816.3	779.7
Construction in progress	379.5	406.7
	8,069.7	8,020.2
Accumulated depreciation	(4,149.0)	(4,065.3)
Total	$3,920.7	$3,954.9

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	3,735.8	3,742.1
Trademarks	409.8	409.9
Patents	478.3	479.4
Other technology	291.4	297.2
	4,915.3	4,928.6
Accumulated amortization
Customer relationships	(1,893.7)	(1,835.9)
Trademarks	(211.8)	(205.1)
Patents	(231.3)	(231.6)
Other technology	(216.6)	(213.5)
	(2,553.4)	(2,486.1)
Net intangible assets subject to amortization	2,361.9	2,442.5
Total	$3,591.9	$3,672.5

Other assets
Deferred income taxes	$153.9	$155.6
Pension	33.7	31.1
Derivative asset	43.1	25.4
Other	369.2	372.0
Total	$599.9	$584.1

	March 31	December 31
(millions)	2020	2019
Other current liabilities
Discounts and rebates	$339.1	$331.4
Dividends payable	135.9	135.6
Interest payable	69.4	40.9
Taxes payable, other than income	128.5	113.4
Derivative liabilities	5.1	5.8
Restructuring	91.0	107.1
Contract liability	88.3	84.7
Operating lease liabilities	152.5	153.2
Other	275.5	251.3
Total	$1,285.3	$1,223.4

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(1.2)	$(4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(810.9)	(823.8)
Cumulative translation, net of tax	(1,301.6)	(1,261.8)
Total	$(2,113.7)	$(2,089.7)

5. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2020 and December 31, 2019.

	March 31	December 31
(millions)	2020	2019
Short-term debt
Commercial paper	$1,000.9	$55.1
Notes payable	36.2	24.6
Long-term debt, current maturities	1.2	300.9
Total	$1,038.3	$380.6

Line of Credit

As of March 31, 2020, the Company had a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2020 or December 31, 2019.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of March 31, 2020, the Company had $297.5 million (€270.0 million) of commercial paper outstanding under its Euro program and $703.4 million outstanding under its U.S. program. As of December 31, 2019, the Company had $55.1 million (€50.0 million) of commercial paper outstanding under its Euro program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2020 and December 31, 2019, the Company had $36.2 million and $24.6 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2020 and December 31, 2019.

	Maturity	March 31	December 31
(millions)	by Year	2020	2019

Long-term debt
Public notes (2020 principal amount)
Five year 2015 senior notes ($300 million)	2020	$-	$300.0
Ten year 2011 senior notes ($1.02 billion)	2021	1,018.6	1,018.3
Five year 2017 senior notes ($500 million)	2022	498.0	497.8
Seven year 2016 senior notes ($400 million)	2023	398.6	398.5
Seven year 2016 senior notes (€575 million)	2024	629.4	628.4
Ten year 2015 senior notes (€575 million)	2025	630.8	630.0
Ten year 2016 senior notes ($750 million)	2026	744.7	744.5
Ten year 2017 senior notes ($500 million)	2027	495.6	495.4
Ten year 2020 senior notes ($750 million)	2030	766.6	-
Thirty year 2011 senior notes ($458 million)	2041	452.0	451.9
Thirty year 2016 senior notes ($250 million)	2046	246.3	246.2
Thirty year 2017 senior notes ($700 million)	2047	610.7	610.4
Private notes (2020 principal amount)
Series B private placement senior notes ($250 million)	2023	249.6	249.6
Finance lease obligations and other		4.3	3.4
Total debt		6,745.2	6,274.4
Long-term debt, current maturities		(1.2)	(300.9)
Total long-term debt		$6,744.0	$5,973.5

Public Notes

In March 2020, the Company issued $750 million aggregate principal ten year fixed rate notes with a coupon rate of 4.80%, with an effective interest rate of 4.58%. The proceeds will be used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

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

Covenants

The Company is in compliance with its debt covenants as of March 31, 2020.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2020 and 2019 were as follows:

	First Quarter Ended
	March 31
(millions)	2020	2019
Interest expense	$52.7	$56.1
Interest income	(4.6)	(6.7)
Interest expense, net	$48.1	$49.4

Subsequent Events

In April 2020, the Company executed a $500 million 364-day revolving credit agreement to be used for general corporate purposes with a diverse syndicate of banks. In addition, the Company executed a $305 million term credit agreement that expires on June 15, 2020.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the Company would complete an interim goodwill assessment of a reporting unit’s goodwill prior to its next annual assessment.

During the first quarter of 2020, oil prices decreased significantly due to decreased demand following the coronavirus outbreak and falling prices stemming from a lack of consensus among OPEC member nations on production reductions and oil producing nations’ response to reduced prices. The culmination of these events has created instability in the oil and gas industry and resulted in sharp declines in the stock prices of most industry participants. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of Upstream Energy customers. As a result, the Company performed an interim goodwill impairment assessment for the Upstream Energy reporting unit as of March 31, 2020.

The Company used the discounted cash flow method to determine the fair value of the Upstream Energy reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Included in the estimated fair value of the Upstream Energy reporting unit are assumptions and estimates regarding Upstream Energy’s future projections, as well as industry projections. These assumptions and estimates include estimated future growth rates, the discount rate, the terminal growth rate, and other market factors. Development of these assumption included significant observable market information and considered current market conditions as of March 31, 2020.

Based on the analysis performed, the Company concluded that the fair value of the Upstream Energy reporting unit exceeded the carrying value by more than 30%. If current expectations of future sales growth and margins are not met, if market factors outside the Company’s control result in changes to valuation assumption, most notably the discount rate, or if management’s expectations or plans otherwise change, then the Upstream Energy reporting unit may become impaired in the future. Recognizing the volatility of current markets, the Company completed various sensitivities. An increase in the discount rate of 1.0 percentage point, holding all other assumptions constant, would continue to result in a fair value that exceeds the carrying value. Similarly, a decrease in Upstream Energy’s projected terminal growth rate by 1.0 percentage point would also result in a fair value that exceeds the carrying value, when holding all other assumption constant. The Company also considered the implied value of the Upstream Energy reporting unit based on the ChampionX separation transaction (refer to Note 1 for more information). In each of these scenarios, the fair value of the Upstream Energy reporting unit would be above its carrying amount as of March 31, 2020 and the Upstream Energy reporting unit’s goodwill would not be impaired.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the first quarter ended March 31, 2020 were as follows:

			Global
	Global	Global	Healthcare and	Upstream	Global
(millions)	Industrial	Institutional	Life Sciences	Energy	Energy	Other	Total
December 31, 2019	$2,799.2	$1,147.7	$-	$-	$3,100.5	$204.3	$7,251.7
Segment changes (a)	1,124.6	(599.4)	859.3	1,682.6	(3,100.5)	33.4	-
December 31, 2019 revised	3,923.8	548.3	859.3	1,682.6	-	237.7	7,251.7
Prior year business combinations (b)	-	-	(0.1)	-	-	-	(0.1)
Dispositions	-	-	-	(3.2)	-	-	(3.2)
Effect of foreign currency translation	(10.2)	(0.6)	(1.8)	(3.9)	-	(0.4)	(16.9)
March 31, 2020	$3,913.6	$547.7	$857.4	$1,675.5	$-	$237.3	$7,231.5

(a)	Relates to reclassifications made to reportable segments in the current year. In anticipation of the Upstream separation, the Company created the Upstream Energy and Downstream operating segment, which are also reporting units, from the Global Energy operating segment, which was also a reporting unit. Goodwill was allocated to each reporting unit based on a relative fair value allocation. The Downstream operating segment has been aggregated into the Global Industrial reportable segment, while the Upstream Energy operating segment is a separate reportable segment. In addition, the Company established the Global Healthcare and Life Sciences reportable segment. The Global Healthcare and Life Sciences reportable segment is comprised of the Healthcare and Life Sciences operating segments, which were previously included in the Global Institutional and Global Industrial reportable segment, respectively. These were and continue to be reporting units therefore no goodwill allocation was performed. Refer to Note 15 for further information.
(b)	Represents the purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s principal indefinite life intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the trade name, an interim impairment assessment during the first quarter of 2020 was not deemed necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology. The fair value of identifiable intangible assets is estimated based upon discounted future cash flow projections and other acceptable valuation methods. Other intangible assets are amortized on a straight-line basis over their estimated economic lives. Total amortization expense related to other intangible assets during the first quarter of 2020 and 2019 was $80.3 million and $79.8 million, respectively. Estimated amortization for the remaining nine-month period of 2020 related to other amortizable intangible assets is expected to be approximately $240 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$117.2	$-	$117.2	$-

Liabilities
Foreign currency forward contracts	22.1	-	22.1	-

	December 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$83.9	$-	$83.9	$-

Liabilities
Foreign currency forward contracts	10.0	-	10.0	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,745.2	$7,142.0	$6,274.4	$6,862.0

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivatives Assets		Derivatives Liabilities
	March 31	December 31	March 31	December 31
(millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	$75.8	$67.4	$1.4	$2.1

Derivatives not designated as hedging instruments
Foreign currency forward contracts	41.4	16.5	20.7	7.9
Gross value of derivatives	117.2	83.9	22.1	10.0

Gross amounts offset in the Consolidated Balance Sheet	(17.0)	(4.2)	(17.0)	(4.2)
Net value of derivatives	$100.2	$79.7	$5.1	$5.8

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	March 31	December 31
(millions)	2020	2019

Foreign currency forward contracts	$ 5,697	$ 4,004

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

In January 2016, the Company entered into an interest rate swap agreement that converted its $400 million 2.00% debt from a fixed interest rate to a floating interest rate. The interest rate swap agreement tied to the Company’s $400 million 2.00% debt expired in January 2019, upon repayment of the underlying debt. The interest rate swap was designated as a fair value hedge.

Net Investment Hedges

The Company designates its outstanding $1,260 million (€1,150 million at the end of the first quarter of 2020) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. $221 million (€200 million at the end of the first quarter of 2020) of Euro commercial paper were also designated as a hedge of existing foreign currency exposures. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	First Quarter Ended
	March 31
(millions)	2020	2019
Revaluation gains (losses), net of tax	$(1.1)	$(6.6)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	First Quarter Ended
	March 31
	2020			2019
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$2.2	$(1.1)	$-	$4.4	$(7.1)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	5.4	-	-	7.0
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.2)	-	-	(0.2)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	0.2
Derivatives designated as hedging instruments	-	-	-	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income	-	17.2	1.2	-	6.1	-
Total gain (loss) of all derivative instruments	$2.2	$16.1	$6.4	$4.4	$(1.0)	$6.8

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. Refer to Note 8 for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 13 for additional information related to the Company’s pension and postretirement benefits activity.

	First Quarter Ended
	March 31
(millions)	2020	2019
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$9.8	$(2.9)
(Gains) losses reclassified from AOCI into income
COS	(2.2)	(4.4)
SG&A	1.1	7.1
Interest (income) expense, net	(5.2)	(6.8)
	(6.3)	(4.1)
Tax impact	(0.6)	1.4
Net of tax	$2.9	$(5.6)

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial income (loss) and prior service costs
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	14.8	-
	14.8	-
Other activity	1.7	(4.0)
Tax impact	(3.6)	-
Net of tax	$12.9	$(4.0)

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2020	2019
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(4.8)	$(3.0)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	12.9	(4.0)

10. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2020, 6,432,246 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2020, the Company reacquired 497,260 shares of its common stock, of which 372,764 related to share repurchases through open market or private purchases, and 124,496 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2019, the Company reacquired 1,986,241 shares of its common stock, of which 1,846,384 related to share repurchases through open market or private purchases, and 139,857 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2020	2019

Net income attributable to Ecolab	$283.4	$296.5

Weighted-average common shares outstanding
Basic	288.8	288.2
Effect of dilutive stock options and units	3.8	4.1
Diluted	292.6	292.3

Basic EPS	$ 0.98	$ 1.03
Diluted EPS	$ 0.97	$ 1.01

Anti-dilutive securities excluded from the computation of diluted EPS	1.1	1.4

Amounts do not necessarily sum due to rounding.

12. INCOME TAXES

The Company’s tax rate was 20.3% and 11.4% for the first quarter of 2020 and 2019, respectively. The change in the Company’s tax rate for the first quarter of 2020 compared to the first quarter of 2019 was driven primarily by the impact of discrete tax items and special (gains) and charges.

The Company recognized net tax benefits related to discrete tax items of $2.3 million in the first quarter of 2020. Share-based compensation excess tax benefit contributed $23.4 million in the first quarter of 2020. The Company also recognized tax expense related to friction costs associated with ChampionX separation activity of $18.8 million. Additionally, the Company recognized expense of $5.8 million related to foreign and U.S. changes in estimates. The remaining discrete benefit of $3.5 million was due to reserves released during the quarter.

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

13. PENSION AND POSTRETIREMENT PLANS

The Company has a non-contributory, qualified defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory non-qualified defined benefit plans, which provide for benefits to employees in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees.

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Service cost	$17.1	$18.2	$7.7	$7.6	$0.3	$0.3
Interest cost on benefit obligation	17.5	22.3	5.4	7.8	1.1	1.4
Expected return on plan assets	(38.2)	(37.4)	(15.7)	(15.2)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	13.0	5.9	6.4	4.1	-	(1.0)
Amortization of prior service benefit	(1.8)	(2.9)	-	(0.3)	(2.8)	(5.8)
Total expense (benefit)	$7.6	$6.1	$3.8	$4.0	$(1.5)	$(5.2)

Service cost is included with employee compensation cost within either cost of sales or selling, general and administrative expenses in the Consolidated Statement of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statement of Income.

As of March 31, 2020, the Company is in compliance with all funding requirements of its U.S. pension and postretirement health care plans.

During the first quarter of 2020, the Company made contributions of $2 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $10 million to such plans during the remainder of 2020.

During the first quarter of 2020, the Company made contributions of $15 million to its international pension benefit plans and estimates it will contribute an additional $31 million to such plans during the remainder of 2020.

During the first quarter of 2020, the Company made contributions of $3 million to its U.S. postretirement health care benefit plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2020.

14. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water, energy and colloidal silica products sold to customers. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in Other primarily includes services designed to detect, eliminate and prevent pests. Upstream Energy services include process and water treatment offerings to the global petroleum and petrochemical industries, while services in the Global Industrial segment are associated with water treatment and paper process applications. Global Institutional services include water treatment programs and process applications, and wash process solutions. Global Healthcare and Life Sciences services include pharmaceutical, personal care, infection and containment control solutions. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract.

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2020	2019
Operating lease revenue*	$108.4	$102.9

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The reportable segments have been revised to align with the Company’s reportable segments in the current year. For more information about the Company’s reportable segments, refer to Note 15.

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2020	2019
Global Industrial
Product and sold equipment	$1,232.5	$1,213.7
Service and lease equipment	202.0	188.3
Global Institutional
Product and sold equipment	888.9	855.6
Service and lease equipment	178.3	165.2
Global Healthcare and Life Sciences
Product and sold equipment	221.9	209.9
Service and lease equipment	21.7	17.7
Upstream Energy
Product and sold equipment	505.5	524.8
Service and lease equipment	54.9	55.2
Other
Product and sold equipment	81.2	82.3
Service and lease equipment	194.5	192.7
Total
Total product and sold equipment	$2,930.0	$2,886.3
Total service and lease equipment	651.4	619.1

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global		Global Healthcare
	Industrial		Institutional		and Life Sciences		Upstream Energy		Other
(millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019

North America	$691.6	$673.6	$779.8	$740.1	$107.7	$99.9	$351.3	$358.5	$168.2	$166.6
Europe	281.2	277.2	142.5	143.1	120.3	119.9	68.1	71.3	59.7	58.3
Asia Pacific	183.7	181.7	60.0	56.0	10.5	3.6	20.2	18.2	18.1	18.1
Latin America	129.1	125.2	39.8	39.5	1.0	1.0	41.2	40.8	12.0	12.3
Greater China	74.2	76.4	33.7	31.2	0.6	0.4	0.5	4.6	13.5	15.6
Middle East and Africa	74.7	67.9	11.4	10.9	3.5	2.8	79.1	86.6	4.2	4.1
Total	$1,434.5	$1,402.0	$1,067.2	$1,020.8	$243.6	$227.6	$560.4	$580.0	$275.7	$275.0

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 54% and 54% of total revenues as of March 31, 2020 and 2019, respectively.

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

	March 31	March 31
(millions)	2020	2019

Contract liability as of beginning of the year	$84.7	$75.8

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(84.7)	(75.8)

Increases due to billings excluding amounts recognized as revenue during the year ended	88.3	82.4
Business combinations	-	3.0

Contract liability as of end of period	$88.3	$85.4

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

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into four reportable segments: Global Industrial, Global Institutional, Global Healthcare and Life Sciences and Upstream Energy. The Company’s operating segments that do not meet the quantitative criteria to be separately reported have been combined into Other. The Company provides similar information for Other as the Company considers the information regarding its underlying operating segments as useful in understanding its consolidated results.

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business under ChampionX, the Company created the Upstream Energy and Downstream operating segments from the Global Energy operating segment, which was also a reportable segment. The table below reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment and the Upstream Energy operating segments, which are reported in the Global Industrial reportable segment and newly established Upstream Energy reportable segment, respectively. Also, in the first quarter of 2020, the Company announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare and Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the table reflects the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" columns of the table below.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2020, rather than the 2019 established rates. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the table below.

The impact of the preceding changes on previously reported full year 2019 reportable segment net sales and operating income is summarized as follows:

	December 31, 2019
	2019 Reported		Fixed	2019 Revised
	Valued at 2019	Segment	Currency	Valued at 2020
(millions)	Management Rates	Change	Rate Change	Management Rates
Net Sales
Global Industrial	$5,569.9	$479.2	$(52.7)	$5,996.4
Global Institutional	5,235.5	(800.1)	(23.3)	4,412.1
Global Healthcare and Life Sciences	-	991.7	(12.7)	979.0
Upstream Energy	-	2,350.0	2.9	2,352.9
Global Energy	3,334.0	(3,334.0)	-	-
Other	907.5	313.2	(9.0)	1,211.7
Subtotal at fixed currency rates	15,046.9	-	(94.8)	14,952.1
Effect of foreign currency translation	(140.6)	-	94.8	(45.8)
Consolidated reported GAAP net sales	$14,906.3	$-	$-	$14,906.3

Operating Income
Global Industrial	$854.7	$133.4	$(7.5)	$980.6
Global Institutional	1,042.2	(93.4)	(1.5)	947.3
Global Healthcare and Life Sciences	-	136.7	(1.6)	135.1
Upstream Energy	-	188.2	(0.3)	187.9
Global Energy	379.1	(379.1)	-	-
Other	167.3	14.2	(0.9)	180.6
Corporate	(409.1)	-	1.2	(407.9)
Subtotal at fixed currency rates	2,034.2	-	(10.6)	2,023.6
Effect of foreign currency translation	(20.4)	-	10.6	(9.8)
Consolidated reported GAAP operating income	$2,013.8	$-	$-	$2,013.8

Reportable Segment Information

Financial information for each of the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2020	2019
Net Sales
Global Industrial	$1,444.0	$1,397.4
Global Institutional	1,072.3	1,020.2
Global Healthcare and Life Sciences	246.2	227.0
Upstream Energy	562.7	581.7
Other	277.8	274.7
Subtotal at fixed currency rates	3,603.0	3,501.0
Effect of foreign currency translation	(21.6)	4.4
Consolidated reported GAAP net sales	$3,581.4	$3,505.4

Operating Income
Global Industrial	$226.9	$181.2
Global Institutional	183.5	176.2
Global Healthcare and Life Sciences	25.6	27.3
Upstream Energy	39.0	36.5
Other	25.3	28.9
Corporate	(100.2)	(83.4)
Subtotal at fixed currency rates	400.1	366.7
Effect of foreign currency translation	(2.9)	0.5
Consolidated reported GAAP operating income	$397.2	$367.2

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

16. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, income taxes, environmental matters and lawsuits. The Company is also subject to various claims and contingencies related to income taxes. The Company also has contractual obligations including to lease commitments.

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

Simplifies the accounting for income taxes by removing certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and recognition of deferred tax liabilities for outside basis difference. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill.

			January 1, 2021	The Company is currently evaluating the impact of adoption.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 2020

LIBOR, a widely used reference rate for pricing financial products is scheduled to be discontinued on December 31, 2021. This standard provides optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

			Application of guidance is optional until December 31, 2022 and varies based on expedient elected.	The Company has not elected any expedients to date and is currently evaluating any potential future impacts on the Company's financial statements.

Standards that were adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

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

			January 1, 2020	The Company adopted the prospective transition method. Adoption of this guidance did not have a material impact on the Company's financial statements.

ASU 2018-14 - Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	August 2018

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

January 1, 2020

Adoption of the standard did not impact the Company's consolidated balance sheet or income statement. Annual disclosure requirements will be updated to align with the new standard, and changes in disclosure will not be material.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

Simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

January 1, 2020

The new standard changes the manner of how goodwill impairment losses are measured when a reporting unit does not pass Step 1 of goodwill assessment guidance. Adoption of this standard will impact the financial statements to the extent any of the reporting units do not pass Step 1 during future goodwill assessments.

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

January 1, 2020

The Company adopted the standard for expected credit losses using the modified retrospective approach. The effects of adoption were reflected as a $4.3 million reduction to retained earnings as of January 1, 2020 and did not materially impact the Company's consolidated balance sheet, income statement or cash flows. Additional information regarding the impact of this guidance on the Company's financial statements at the bottom of this table in note (a).

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

(a)	Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company estimates the allowance for doubtful accounts for expected credit losses by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates separately consider specific circumstances and credit conditions of customer receivables, and whether it is probable balances will be collected. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $18 million and $17 million as of March 31, 2020 and 2019, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	First Quarter Ended
	March 31
(millions)	2020	2019

Beginning balance	$62.0	$60.6
Adoption of new standard	4.3	-
Bad debt expense	16.1	3.4
Write-offs	(5.3)	(4.2)
Other (b)	(1.2)	(1.4)
Ending balance	$75.9	$58.4

(b)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2020, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2020

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

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

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of our Upstream Energy business under ChampionX Holding Inc. (ChampionX), a wholly owned subsidiary of Ecolab formed for the purpose of holding the Upstream Energy Business, we created the Upstream and Downstream operating segments from the Global Energy operating segment, which was also a reportable segment. Segment information reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment and the Upstream operating segment, which are reported in the Global Industrial reportable segment and newly established Upstream Energy reportable segment, respectively. Also, in the first quarter of 2020, we announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare and Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and exclude the results of our divested businesses from the twelve months prior to divestiture.

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX and Apergy Corporation (Apergy) pursuant to which the Company will separate the Upstream Energy business and combine it with Apergy in a tax-efficient Reverse Morris Trust transaction.

The transaction will occur in a multi-step process pursuant to which, prior to the merger between ChampionX and Apergy, the Company will transfer certain assets, liabilities and entities to ChampionX or its subsidiaries. In exchange, the Company will receive shares of ChampionX common stock and a cash payment, and all shares of ChampionX common stock will be distributed to Ecolab stockholders in an exchange offer. Under the terms of the exchange offer, Ecolab stockholders have to option to exchange all, some or none of their shares of Ecolab comment stock for shares of ChampionX common stock. If the exchange offer is fully subscribed and at the conclusion of this exchange, the shares of ChampionX common stock will immediately be converted into shares of Apergy common stock as part of the Merger. All shares of Ecolab common stock that will be tendered and accepted in the exchange will be retired and reduce the number of common stock outstanding.

As a result of and immediately following the Transactions, ChampionX stockholders will own, in the aggregate, approximately 62% of the issued and outstanding Apergy common stock on a fully diluted basis and Apergy stock and equity holders will own, in the aggregate, approximately 38% of the issued and outstanding Apergy common stock on a fully diluted basis (127 million shares). Ecolab stockholders that do not participate in this Exchange Offer will retain the shares of Ecolab common stock that they held prior to the Merger.

In connection with the transaction, ChampionX will enter into a credit agreement with respect to a $537 million senior secured term loan credit facility to finance the one-time special cash payment to Ecolab and will otherwise pay certain expenses in connection with the transaction. The Company intends to use the proceeds to repay debt, pay dividends, repurchase its stock, or a combination thereof.

Ecolab will account for this transaction as a sale and will recognize a gain or loss based on the excess or deficit of consideration received over the carrying value of ChampionX. Consideration received includes a one-time special cash payment (net of cash included on the opening ChampionX balance sheet) from ChampionX and the fair value of the shares of Ecolab common stock tendered and retired as part of the exchange. The cash consideration Ecolab will receive of $.5 billion is less than the carrying value of ChampionX of about $3.7 billion. As a result, the gain or loss calculated by subtracting the remaining book value of ChampionX from the non-cash share consideration will be a non-cash gain or loss.

The fair value of the Ecolab common stock tendered in the exchange less stock-based equity is based on the 62% (approximately 122.6 million shares) of the outstanding stock of Apergy multiplied by the value of the volume-weighted average Apergy share price of the last three full trading days ending on the expiration date of the exchange offer. As of March 31, 2020, and the average during the quarter-ended March 31, 2020, the price of Apergy’s stock was $5.75 and $21.00, respectively. Utilizing the $5.75 and the $21.00 Apergy stock price to calculate the fair value of the non-cash Ecolab common stock consideration yields a non-cash loss of ($2.5 billion) and ($0.8 billion), respectively.

CRITICAL ACCOUNTING ESTIMATES

In our report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, we disclosed our Critical Accounting Estimates. The discussion below provides an update to the Critical Accounting Estimates and should be read together with the full list of Critical Accounting Estimates set forth in the aforementioned Form 10-K.

Goodwill

We had total goodwill of $7.2 billion and $7.3 billion as of March 31, 2020 and December 31, 2019, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Our reporting units are our operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, we would complete an interim goodwill assessment of a reporting unit’s goodwill prior to its next annual assessment.

During the first quarter of 2020, oil prices decreased significantly due to decreased demand following the coronavirus outbreak and falling prices stemming from a lack of consensus among OPEC member nations on production reductions and oil producing nations’ response to reduced prices. The culmination of these events has created instability in the oil and gas industry and resulted in sharp declines in the stock prices of most industry participants. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of Upstream Energy customers. As a result, we performed an interim goodwill impairment assessment for the Upstream Energy reporting unit as of March 31, 2020.

We used the discounted cash flow method to determine the fair value of the Upstream Energy reporting unit. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Included in the estimated fair value of the Upstream Energy reporting unit are assumptions and estimates regarding Upstream Energy’s future projections, as well as industry projections. These assumptions and estimates include estimated future growth rates, the discount rate, the terminal growth rate, and other market factors. Development of these assumption included significant observable market information and considered current market conditions as of March 31, 2020.

Based on the analysis performed, we concluded that the fair value of the Upstream Energy reporting unit exceeded the carrying value by more than 30%. If current expectations of future sales growth and margins are not met, if market factors outside our control result in changes to valuation assumption, most notably the discount rate, or if management’s expectations or plans otherwise change, then the Upstream Energy reporting unit may become impaired in the future. Recognizing the volatility of current markets, we completed various sensitivities. An increase in the discount rate of 1.0 percentage point, holding all other assumptions constant, would continue to result in a fair value that exceeds the carrying value. Similarly, a decrease in Upstream Energy’s projected terminal growth rate by 1.0 percentage point would also result in a fair value that exceeds the carrying value, when holding all other assumption constant. We also considered the implied value of the Upstream Energy reporting unit based on the ChampionX separation transaction (refer to ChampionX Separation above for more information). In each of these scenarios, the fair value of the Upstream Energy reporting unit would be above its carrying amount as of March 31, 2020 and the Upstream Energy reporting unit’s goodwill would not be impaired.

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2020

Sales Performance

When comparing first quarter 2020 against first quarter 2019, sales performance was as follows:

●	Reported net sales increased 2% to $3,581 million, fixed currency sales and acquisition adjusted fixed currency sales increased 3% and 2%, respectively.
●	Fixed currency sales for our Global Industrial segment increased 3% to $1,444 million, acquisition adjusted fixed currency sales increased 3%, led by strong growth in Food & Beverage and good gains in Downstream and Paper.
●	Fixed currency sales for our Global Institutional segment increased 5% to $1,072 million. Acquisition adjusted fixed currency sales increased 4%, led by very strong growth in Specialty.
●	Fixed currency sales for our Global Healthcare and Life Sciences segment increased 8% to $246 million. Acquisition adjusted fixed currency sales also increased 4%, led by strong Life Sciences results.
●	Fixed currency sales for our Upstream Energy segment decreased 3% to $563 million. Acquisition adjusted fixed currency sales also decreased 3%.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other sales increased 1% to $278 million, led by modest growth in Pest Elimination.

Financial Performance

When comparing first quarter 2020 against first quarter 2019, our financial performance was as follows:

●	Reported operating income increased 8% to $397 million. Excluding the impact of special (gains) and charges from both 2020 and 2019 reported results, adjusted operating income increased 12% and our adjusted fixed currency operating income increased 12%.
●	Net income attributable to Ecolab decreased 4% to $283 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, our adjusted net income attributable to Ecolab increased 10%.
●	Reported diluted EPS of $0.97 decreased 4%. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, adjusted diluted EPS increased 10% to $1.13 in the first quarter of 2020.
●	Our reported tax rate was 20.3% during the first quarter of 2020, compared to 11.4% during the first quarter of 2019. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2020 and 2019 results, our adjusted tax rate was 20.6% during the first quarter of 2020 and 2019.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Product and equipment sales	$2,930.0	$2,886.3
Service and lease sales	651.4	619.1
Reported GAAP net sales	$3,581.4	$3,505.4	2%
Effect of foreign currency translation	21.6	(4.4)
Non-GAAP fixed currency sales	$3,603.0	$3,501.0	3%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2020 sales change are shown below:

First Quarter Ended
March 31
(percent)	2020
Volume	1%
Price changes	2
Acquisition adjusted fixed currency sales change	2
Acquisitions and divestitures	1
Fixed currency sales change	3
Foreign currency translation	(1)
Reported GAAP net sales change	2%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2020		2019
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,715.9		$1,710.0
Service and lease cost of sales	400.9		379.6
Reported GAAP COS and gross margin	$2,116.8	40.9%	$2,089.6	40.4%
Special (gains) and charges	9.1		3.6
Non-GAAP adjusted COS and gross margin	$2,107.7	41.1%	$2,086.0	40.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 40.9% and 40.4% for the first quarter of 2020 and 2019, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 35.

Excluding the impact of special (gains) and charges within COS, first quarter 2020 and 2019 adjusted gross margin was 41.1% and 40.5%, respectively.

Our adjusted gross margin increased when comparing the first quarter of 2020 comparable periods of 2019, which was driven primarily by increased pricing and lower delivered product costs that were partially offset by other cost increases.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 28.3% for the first quarter of 2020 compared to 28.8% in 2019. The decreased SG&A ratio to sales in the first quarter of 2020 was driven primarily by cost savings initiatives and volume growth, which more than offset investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2020	2019
Cost of sales
Restructuring activities	3.0	3.4
Acquisition and integration activities	0.4	0.2
Other	5.7	-
Cost of sales subtotal	9.1	3.6

Special (gains) and charges
Restructuring activities	4.3	37.1
ChampionX separation	36.6	4.3
Acquisition and integration activities	5.4	2.5
Other	6.1	(3.6)
Special (gains) and charges subtotal	52.4	40.3

Operating income subtotal	61.5	43.9

Interest expense, net	-	0.2
Total special (gains) and charges	$61.5	$44.1

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

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the first quarter of 2019, we raised our goals for the Plan to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. We expect that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $260 million ($200 million after tax), or $0.68 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $6.4 million ($5.4 million after tax), or $0.02 per diluted share in the first quarter of 2020. The liability related to the Plan was $87.2 million as of the end of the first quarter of 2020. We have recorded $247.6 million ($189.4 million after tax), or $0.65 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities.

The Plan has delivered $159 million of cumulative cost savings with estimated annual cost savings of $325 million by 2021.

Other Restructuring Activities

During the first quarter of 2020, we incurred restructuring charges of $0.9 million ($0.7 million after tax), or less than $0.01 per diluted share related to an immaterial restructuring plan. The charges primarily related to severance. Prior to 2018, we engaged in a number of restructuring plans. During the first quarter of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans commencing prior to 2018 was $7.4 million and $7.7 million as of March 31, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $0.4 million.

ChampionX Separation

On December 18, 2019, the Company entered into definitive agreements with ChampionX and Apergy pursuant to which the Company will separate the Upstream Energy business and combine it with Apergy in a tax-efficient Reverse Morris Trust transaction. The charges reported during the first quarter of 2020 and 2019 in special (gains) and charges on the Consolidated Statement of Income include $36.6 million ($31.8 million after tax) or $0.11 per diluted share and $4.3 million ($3.3 million after tax) or $0.01 per diluted share, respectively. The charges are primarily related to professional fees to support the separation.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $5.4 million ($3.6 million after tax) or $0.01 per diluted share and $2.5 million ($1.8 million after tax) or $0.01 per diluted share, in the first quarter of 2020 and 2019, respectively. Charges are related to Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share and $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, in the first quarter of 2020 and 2019, respectively, on the Consolidated Statement of Income relate to severance related to the closure of a facility. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first quarter of 2019.

Other

During the first quarter of 2020, we recorded special charges of $5.7 million ($3.8 million after tax) or $0.01 per diluted share recorded in product and equipment cost of sales relates to a Healthcare product recall in Europe. Other special charges of $6.1 million ($4.6 million after tax) or $0.02 per diluted share recorded in the first quarter of 2020 relate primarily to legal charges.

During the first quarter of 2019, we recorded other special charges of $3.6 million (14.3 million after tax) or $0.01 per diluted share, which primarily related to a litigation settlement which was offset with other legal charges.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Reported GAAP operating income	$397.2	$367.2	8%
Special (gains) and charges	61.5	43.9
Non-GAAP adjusted operating income	458.7	411.1	12%
Effect of foreign currency translation	2.9	(0.5)
Non-GAAP adjusted fixed currency operating income	$461.6	$410.6	12%

	First Quarter Ended
	March 31
(percent)	2020	2019
Reported GAAP operating income margin	11.1%	10.5%
Non-GAAP adjusted operating income margin	12.8%	11.7%
Non-GAAP adjusted fixed currency operating income margin	12.8%	11.7%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income increased 8% in the first quarter of 2020, versus the comparable periods of 2019. Our reported operating income for 2020 and 2019 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2020 and 2019 reported results, our adjusted operating income increased 12% in the first quarter of 2020.

As shown in the previous table, foreign currency had a minimal impact on adjusted operating income growth for the first quarter of 2020. Foreign currency had a 3% impact on adjusted operating income growth for the first quarter of 2019.

Other (Income) Expense

Other income was $15.2 million and $21.2 million in the first quarter of 2020 and 2019, respectively. Other income decreased in the first quarter of 2020 compared to 2019, reflecting the return on pension assets and non-service costs of our pension obligations.

Interest Expense, Net

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Reported GAAP interest expense, net	$48.1	$49.4	(3)%
Special (gains) and charges	-	0.2
Non-GAAP adjusted interest expense, net	$48.1	$49.2	(2)%

Reported net interest expense was $48.1 million and $49.4 million in the first quarter of 2020 and 2019, respectively. The decrease in net interest expense when comparing 2020 against 2019 was driven primarily by lower average interest rates and lower outstanding debt, partially offset by lower interest income.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2020	2019

Reported GAAP tax rate	20.3%	11.4%
Tax rate impact of:
The Tax Act	-	1.3
Special (gains) and charges	(0.2)	2.0
Discrete tax items	0.5	5.9
Non-GAAP adjusted tax rate	20.6%	20.6%

Our reported tax rate was 20.3% and 11.4% for the first quarter of 2020 and 2019, respectively. The change in our tax rate for the first quarter of 2020 versus the comparable period of 2019 was driven primarily by discrete tax items and special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our effective tax rate, and discrete tax items are not necessarily consistent across periods. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net tax benefits related to discrete tax items of $2.3 million in the first quarter of 2020. Share-based compensation excess tax benefit contributed $23.4 million in the first quarter of 2020. We also recognized expense related to friction costs associated with ChampionX separation activity of $18.8 million. Additionally, we recognized expense of $5.8 million related to foreign and U.S. changes in estimates. The remaining discrete benefit of $3.5 million was due to reserve released during the quarter.

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

Net Income Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Reported GAAP net income attributable to Ecolab	$283.4	$296.5	(4)%
Adjustments:
Special (gains) and charges, after tax	50.2	31.5
Discrete tax net expense (benefit)	(2.3)	(27.7)
Non-GAAP adjusted net income attributable to Ecolab	$331.3	$300.3	10%

Diluted EPS

	First Quarter Ended
	March 31
(dollars)	2020	2019	Change
Reported GAAP diluted EPS	$0.97	$ 1.01	(4)%
Adjustments:
Special (gains) and charges	0.17	0.11
Discrete tax net expense (benefit)	(0.01)	(0.09)
Non-GAAP adjusted diluted EPS	$1.13	$ 1.03	10%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.01 per share on diluted EPS for the first quarter of 2020, when compared to the first quarter of 2019.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2020. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2019. Additional information about our reportable segments is included in Note 15.

Fixed currency net sales and operating income for the first quarter of 2020 and 2019 for our reportable segments are shown in the following tables.

Net Sales	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Global Industrial	$1,444.0	$1,397.4	3%
Global Institutional	1,072.3	1,020.2	5
Global Healthcare and Life Sciences	246.2	227.0	8
Upstream Energy	562.7	581.7	(3)
Other	277.8	274.7	1
Subtotal at fixed currency	3,603.0	3,501.0	3
Effect of foreign currency translation	(21.6)	4.4
Consolidated reported GAAP net sales	$3,581.4	$3,505.4	2%

Operating Income	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Global Industrial	$226.9	$181.2	25%
Global Institutional	183.5	176.2	4
Global Healthcare and Life Sciences	25.6	27.3	(6)
Upstream Energy	39.0	36.5	7
Other	25.3	28.9	(12)
Corporate	(100.2)	(83.4)
Subtotal at fixed currency	400.1	366.7	9
Effect of foreign currency translation	(2.9)	0.5
Consolidated reported GAAP operating income	$397.2	$367.2	8%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	First Quarter Ended
	March 31
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,444.0	-	$1,444.0	$1,397.4	-	$1,397.4
Global Institutional	1,072.3	(14.1)	1,058.2	1,020.2	-	1,020.2
Global Healthcare and Life Sciences	246.2	(9.5)	236.7	227.0	-	227.0
Upstream Energy	562.7	-	562.7	581.7	-	581.7
Other	277.8	(0.4)	277.4	274.7	-	274.7
Subtotal at fixed currency	3,603.0	(24.0)	3,579.0	3,501.0	-	3,501.0
Effect of foreign currency translation	(21.6)			4.4
Total reported net sales	$3,581.4			$3,505.4

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$226.9	-	$226.9	$181.2	-	$181.2
Global Institutional	183.5	(0.6)	182.9	176.2	-	176.2
Global Healthcare and Life Sciences	25.6	0.8	26.4	27.3	-	27.3
Upstream Energy	39.0	-	39.0	36.5	-	36.5
Other	25.3	-	25.3	28.9	-	28.9
Corporate	(38.7)	-	(38.7)	(39.5)	-	(39.5)
Non-GAAP adjusted fixed currency operating income	461.6	0.2	461.8	410.6	-	410.6
Special (gains) and charges	61.5			43.9
Subtotal at fixed currency	400.1			366.7
Effect of foreign currency translation	(2.9)			0.5
Total reported operating income	$397.2			$367.2

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2020 against the first quarter of 2019.

Global Industrial

	First Quarter Ended
	March 31
	2020	2019
Sales at fixed currency (millions)	$1,444.0	$1,397.4
Sales at public currency (millions)	1,434.5	1,402.0

Volume	1%
Price changes	2%
Acquisition adjusted fixed currency sales change	3%
Acquisitions and divestitures	-%
Fixed currency sales change	3%
Foreign currency translation	(1)%
Public currency sales change	2%

Operating income at fixed currency (millions)	$226.9	$181.2
Operating income at public currency (millions)	225.3	181.9

Fixed currency operating income change	25%
Fixed currency operating income margin	15.7%	13.0%
Acquisition adjusted fixed currency operating income change	25%
Acquisition adjusted fixed currency operating income margin	15.7%	13.0%
Public currency operating income change	24%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial increased in the first quarter of 2020, benefiting from pricing and volume gains. In the first quarter, all major regions showed sales growth.

At an operating segment level, Water fixed currency sales increased 1% in the first quarter of 2020. Globally, there were good gains in light industry water treatment, driven by its innovative technology and service offerings. Heavy industry sales declined slightly primarily due to power, where the ongoing conversion to gas fuel from coal hurt sales. Mining declined modestly due to weak coal markets. Food & Beverage fixed currency sales increased 6% in the first quarter of 2020 led by share gains and pricing. Globally, we saw strong growth in dairy, food and beverage and brewing businesses, and moderate softness in protein. Fixed currency sales grew across all regions. Downstream fixed currency sales increased 4% in the first quarter of 2020 as sales benefited from steady water treatment volumes and higher additive sales. Paper fixed currency sales increased 3% in the first quarter of 2020 led by new business and good trends in packaging, tissue and towels.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the first quarter of 2020.

Acquisition adjusted fixed currency operating income margins increased 2.7 percentage points during the first quarter of 2020 and were positively impacted approximately 3.0 percentage points by pricing, lowered delivered product costs and improved volume gains during the first quarter of 2020.

Global Institutional

	First Quarter Ended
	March 31
	2020	2019
Sales at fixed currency (millions)	$1,072.3	$1,020.2
Sales at public currency (millions)	1,067.2	1,020.8

Volume	2%
Price changes	2%
Acquisition adjusted fixed currency sales change	4%
Acquisitions and divestitures	1%
Fixed currency sales change	5%
Foreign currency translation	(1)%
Public currency sales change	5%

Operating income at fixed currency (millions)	$183.5	$176.2
Operating income at public currency (millions)	182.8	176.0

Fixed currency operating income change	4%
Fixed currency operating income margin	17.1%	17.3%
Acquisition adjusted fixed currency operating income change	4%
Acquisition adjusted fixed currency operating income margin	17.3%	17.3%
Public currency operating income change	4%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional increased in the first quarter of 2020, driven by pricing and volume gains. At a regional level, the first quarter fixed currency sales increased in all major regions.

At an operating segment level, Institutional fixed currency sales increased 1% (0% acquisition adjusted) in the first quarter of 2020 reflecting strong cleaning and sanitizing product sales offset by slowing restaurant, lodging and entertainment facility customer demand due to the pandemic. Specialty fixed currency sales increased 20% (14% acquisition adjusted) in the first quarter of 2020 led by sharp increases in cleaning and sanitizing product sales.

Operating Income

Fixed currency operating income increased while fixed currency operating income margins decreased for our Global Institutional segment in the first quarter of 2020.

Acquisition adjusted fixed currency operating income margins remained flat during the first quarter of 2020. Margins were positively impacted approximately 2.7 percentage points from pricing and cost savings initiatives during the first quarter of 2020. Other selling related expenses negatively impacted margins by approximately 2.6 percentage points during the first quarter of 2020.

Global Healthcare and Life Sciences

	First Quarter Ended
	March 31
	2020	2019
Sales at fixed currency (millions)	$246.2	$227.0
Sales at public currency (millions)	243.6	227.6

Volume	4%
Price changes	-%
Acquisition adjusted fixed currency sales change	4%
Acquisitions and divestitures	4%
Fixed currency sales change	8%
Foreign currency translation	(1)%
Public currency sales change	7%

Operating income at fixed currency (millions)	$25.6	$27.3
Operating income at public currency (millions)	25.2	27.2

Fixed currency operating income change	(6)%
Fixed currency operating income margin	10.4%	12.0%
Acquisition adjusted fixed currency operating income change	(3)%
Acquisition adjusted fixed currency operating income margin	11.2%	12.0%
Public currency operating income change	(7)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Healthcare and Life Sciences increased in the first quarter of 2020, driven by volume gains. At a regional level, the first quarter fixed currency sales increased in all regions.

At an operating segment level, Healthcare fixed currency sales increased 6% (2% acquisition adjusted) in the first quarter of 2020, as strong hand and surface disinfection sales growth more than offset the unfavorable effects of the fourth quarter’s product recall in Europe. Life Sciences fixed currency sales increased 23% (16% acquisition adjusted) in the first quarter of 2020 driven by business wins and pricing in our cleaning and disinfection programs for both the pharmaceutical and personal care markets, and by strong growth in Europe.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare and Life Sciences segment decreased in the first quarter of 2020.

Acquisition adjusted fixed currency operating income margins decreased 0.8 percentage points during the first quarter of 2020. Volume gains, which positively impacted margins by approximately 3.9 percentage points during the first quarter of 2020, were more than offset by lower efficiency due to the Healthcare product recall and investments in the business which negatively impacted margins by approximately 4.6 percentage points during the first quarter of 2020.

Upstream Energy

	First Quarter Ended
	March 31
	2020	2019
Sales at fixed currency (millions)	$562.7	$581.7
Sales at public currency (millions)	560.4	580.0

Volume	(3)%
Price changes	-%
Acquisition adjusted fixed currency sales change	(3)%
Acquisitions and divestitures	-%
Fixed currency sales change	(3)%
Foreign currency translation	(0)%
Public currency sales change	(3)%

Operating income at fixed currency (millions)	$39.0	$36.5
Operating income at public currency (millions)	38.8	36.5

Fixed currency operating income change	7%
Fixed currency operating income margin	6.9%	6.3%
Acquisition adjusted fixed currency operating income change	7%
Acquisition adjusted fixed currency operating income margin	6.9%	6.3%
Public currency operating income change	6%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Upstream Energy decreased in the first quarter of 2020. A significant decline in the well stimulation business was partially offset by good growth in production sales.

Operating Income

Fixed currency operating income for Upstream Energy increased during the first quarter of 2020.

Acquisition adjusted fixed currency operating income margins increased 0.6 percentage points during the first quarter of 2020. Cost savings initiatives and improved delivered product costs favorably impacted margins by approximately 3.4 percentage points during the first quarter of 2020. These gains more than offset a negative impact of approximately 2.6 percentage points related to lower sales volume leverage and investments in the business during the first quarter of 2020.

Other

	First Quarter Ended
	March 31
	2020	2019
Sales at fixed currency (millions)	$277.8	$274.7
Sales at public currency (millions)	275.7	275.0

Volume	(1)%
Price changes	2%
Acquisition adjusted fixed currency sales change	1%
Acquisitions and divestitures	0%
Fixed currency sales change	1%
Foreign currency translation	(1)%
Public currency sales change	0%

Operating income at fixed currency (millions)	$25.3	$28.9
Operating income at public currency (millions)	25.2	29.1

Fixed currency operating income change	(12)%
Fixed currency operating income margin	9.1%	10.5%
Acquisition adjusted fixed currency operating income change	(12)%
Acquisition adjusted fixed currency operating income margin	9.1%	10.5%
Public currency operating income change	(13)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other increased in the first quarter of 2020 with modest gains in Pest Elimination. At a regional level, the first quarter of 2020 sales results showed growth across all major regions.

At an operating segment level, Pest Elimination fixed currency sales increased 2% in the first quarter of 2020 with sales growth in all major regions. Sales results reflect the negative impacts of COVID-19 primarily on China and North America sales in the quarter, where customer closures limited access for normal service. Colloidal Technologies Group fixed currency sales decreased 1% in the first quarter of 2020. Textile Care fixed currency sales decreased 1% in the first quarter of 2020.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other decreased 1.4 percentage points during the first quarter of 2020. Reduced productivity on lower sales growth negatively impacted margins by approximately 2.6 percentage points for the first quarter of 2020. These costs were partially offset by improved pricing which positively impacted margins by approximately 1.5 percentage points for the first quarter of 2020.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 39 include intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 35.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $22.4 billion as of March 31, 2020 compared to total assets of $20.9 billion as of December 31, 2019.

Total liabilities were $13.5 billion as of March 31, 2020 compared to total liabilities of $12.1 billion as of December 31, 2019. Total debt was $7.8 billion as of March 31, 2020 and $6.4 billion as of December 31, 2019. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2020	2019
(ratio)
Net debt to EBITDA	2.0	2.1

(millions)
Total debt	$7,782.3	$6,354.1
Cash	1,661.9	186.4
Net debt	$6,120.4	$6,167.7

Net income including noncontrolling interest	$1,566.0	$1,492.5
Provision for income taxes	358.2	333.8
Interest expense, net	189.9	215.3
Depreciation	664.4	629.4
Amortization	319.7	316.6
EBITDA	$3,098.2	$2,987.6

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Cash provided by operating activities	$371.8	$378.1	$(6.3)

We continue to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by timing of collections and sales volume along with production usage levels.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Cash used for investing activities	$(165.7)	$(477.4)	$311.7

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, during the first quarter in 2020 and 2019, was $2 million and $282 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $161 million and $187 million in the first quarter of 2020 and 2019, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Cash provided by (used for) financing activities	$1,265.8	$(117.5)	$1,383.3

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $767 million of long-term debt in the first quarter of 2020. We repaid $300 million and $400 million of long-term debt in the first quarter of 2020 and 2019, respectively. The proceeds received from the debt issuances will be used for repayment of commercial paper and general corporate purposes. In addition, we had net issuances of commercial paper of $958 million and $488 million in the first quarter of 2020 and 2019, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $95 million and $131 million of shares in the first quarter of 2020 and 2019, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	First Quarter Ended
	March 31
(millions)	2020	2019	Change
Net issuances (repayments) of commercial paper and notes payable	$957.6	$487.9	$469.7
Long-term debt borrowings	766.6	-	766.6
Long-term debt repayments	(299.7)	(400.3)	100.6

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

As of March 31, 2020, we had $1,662 million of cash and cash equivalents on hand, of which $208 million was held outside of the U.S.

As of March 31, 2020, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2020, we had $298 million (€270 million) of commercial paper outstanding under our Euro program and $703 million outstanding under our U.S. program. There were no borrowings under our credit facility as of March 31, 2020 or 2019. As of March 31, 2020, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

In April 2020, we executed a $500 million 364-day revolving credit agreement to be used for general corporate purposes with a diverse syndicate of banks to provide for further liquidity over the next twelve months in response to the coronavirus pandemic. In addition, we executed and have drawn on a $305 million term credit agreement to be repaid in the second quarter of 2020.

Our long-term debt issuance and repayment activity through the first three months of 2020 and 2019 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2019 disclosed total notes payable and long-term debt due within one year of $326 million. As of March 31, 2020, the total notes payable and long-term debt due within one year decreased to $37 million. The commercial paper outstanding as of March 31, 2020 increased to $1,001 million. The commercial paper outstanding as of December 31, 2019 was $55 million.

Our gross liability for uncertain tax positions was $25 million as of March 31, 2020 and $28 million as of December 31, 2019. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Energy Markets

The oil and gas industry is cyclical in nature and experiences periodic downturns of varying length and severity. The oil and gas industry experienced a significant downturn in 2015 and 2016 as a result of a sharp decline in crude oil prices. Crude oil price volatility continued through 2019 and, partially due to the emergence of the COVID-19 pandemic and failure of the Organization of the Petroleum Exporting Countries (“OPEC”) and other major producers to agree on production cuts, has become more extreme in 2020. Demand for our products and services is sensitive to the level of capital spending by oil and natural gas companies and the corresponding drilling and production activity. The level of drilling and production activity and refining and petrochemical processing are directly affected by trends in crude oil and natural gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, many of which are beyond our control. Approximately 16% of total Ecolab sales are generated from our Upstream Energy segment, the results of which are subject to changes in the oil and gas commodity markets.

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is affecting major economic and financial markets, while industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic. As the spread of the pandemic increases, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world. We anticipate adverse impacts and disruptions in our restaurant, lodging and entertainment-related business operations, with limited or no adverse impacts on certain other parts of our business, supply chain and business continuity plans from COVID-19 restrictions; certain of our business will benefit from increased cleanings and sanitizing product demand. The ongoing effects of the global COVID-19 outbreak and reduction in oil prices to current levels could result in a global recession.

We anticipate a reduction to our 2020 results of operations and operating cash flows due to lower market demand, but we are not yet able to estimate the full impact of the coronavirus outbreak as it continues to spread globally. While we continue to provide cleaning, disinfection programs and increased sanitizing protocols in response to the pandemic in healthcare, quick-service and food and beverage plant customers, we anticipate products and services provided to the full-service restaurant, hospitality, lodging and entertainment industries will decline in the upcoming quarter due to the regulatory and organizational mandates that have been put in place. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other ongoing cost initiatives.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first quarter of 2020, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first quarter represented less than 1% of our consolidated assets.

Brexit Referendum

Effective January 31, 2020, the U.K. left the European Union. The U.K.’s relationship with the EU will no longer be governed by the EU Treaties, but instead by the terms of the Withdrawal Agreement agreed between the U.K. and the EU in late 2019. The Withdrawal Agreement provides for a “transition” period, which commenced the moment the U.K. left the EU and is currently set to end on December 31, 2020. At the end of the transition period, there may be significant changes to the U.K.’s business environment. While the effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets or the failure to reach such agreements, the uncertainties created by Brexit, any resolution between the U.K. and EU countries or the failure to reach any such resolutions, could adversely affect our relationships with customers, suppliers and employees and could adversely affect our business.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 17 to the Consolidated Financial Statements.

SUBSEQUENT EVENTS

During the first quarter of 2020, we reached an agreement to purchase CID Lines, a leading global provider of livestock biosecurity and hygiene solutions. The acquisition is expected to close in the second quarter of 2020 and is subject to various regulatory clearances.

In April 2020, we executed a $500 million 364-day revolving credit agreement to be used for general corporate purposes with a diverse syndicate of banks. In addition, we executed and have drawn on a $305 million term credit agreement to be repaid in the second quarter of 2020.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2020.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the effects of the COVID-19 pandemic, anticipated separation of our Upstream Energy business into a new stand-alone company and the expected form, timing and tax effects thereof and the subsequent merger of the Upstream Energy business with Apergy Corporation; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; impact of tax reform; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; impact of oil price fluctuations, on the demand for the products and services of our Upstream Energy business; implementation of ERP system upgrade; and doing business relating to Iran.

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the effects of the COVID-19 pandemic depend on the duration of the outbreak, government response to the outbreak, the success of mitigation strategies, the ability of our customers to ramp up operations and the frequency of additional outbreaks; the proposed separation and merger of the Upstream Energy business with Apergy Corporation may not be consummated within the anticipated period or at all; and the ultimate results of any restructuring and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects of the coronavirus (COVID-19) pandemic; the vitality of the markets we serve, including the impact of oil and natural gas price fluctuations and duration on the profitability and financial stability of the customers of our businesses serving the upstream and downstream oil and gas industry; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; potential information technology infrastructure failures or breaches in data security; our ability to achieve the intended benefits of our plan to separate our Upstream Energy business and combine it with Apergy Corporation; our ability to attract, retain and develop high caliber management talent to lead our business; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, to the manufacture, storage, distribution, sale and use of our products and to labor and employment, as well as to the conduct of our business generally; the occurrence of litigation or claims, including the pending lawsuits against certain of our subsidiaries related to the Deepwater Horizon oil spill or class action lawsuits; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with the covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1 through March 31, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 50 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The discussion below provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the aforementioned Form 10-K.

Severe public health outbreaks, epidemics or pandemics, such as coronavirus (COVID-19), may materially and adversely impact our business.

Our business could be materially and adversely affected by the effect of a public health outbreak, epidemic or pandemic. The United States and other countries have experienced, and may experience in the future, public health outbreaks such as COVID-19, Zika virus, Avian Flu, SARS and H1N1 influenza. A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the foodservice, hospitality, energy and travel industries, or economies generally, and also may result in health or other government authorities imposing restrictions on travel further impacting our end markets. Any of these events could result in a significant drop in demand for some of our products and services and materially and adversely affect our business.

In December 2019, a novel strain of coronavirus, which causes COVID-19, emerged in Wuhan, Hubei Province, China. While initially the COVID-19 outbreak was largely concentrated in China and caused significant disruptions to its economy and businesses elsewhere with significant supply chain relationships with China, it has now spread to many other countries, and infections have been reported globally, including in the United States. Government actions to reduce novel coronavirus transmissions by limiting social interactions have significantly impacted our restaurant and hospitality customers, negatively affecting demand for our products in these segments. The extent of the negative impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the economic impact and the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain the novel coronavirus or treat its impact, among others. The novel coronavirus has had a negative impact on market conditions and customer demand, particularly from our restaurant and hospitality industry customers, and could adversely affect our supply chain as a result of, among other factors, energy price volatility. We anticipate that the slowdown in business activity in our end markets as a result of the COVID-19 pandemic will negatively impact our results of operations, but we are not yet able to estimate the extent of the negative impact on our results of operations due to the pandemic's rapidly evolving and expanding effects and government actions to control its transmission.

Trends in crude oil and natural gas prices may affect the profitability and financial stability of the customers of our businesses serving the upstream and downstream oil and gas industry and therefore the demand for, and profitability of our products and services, which could have a material adverse effect on our business, results of operations and financial condition.

The oil and gas industry is cyclical in nature and experiences periodic downturns of varying length and severity. The oil and gas industry experienced a significant downturn in 2015 and 2016 as a result of a sharp decline in crude oil prices. Crude oil prices slightly recovered in late 2016 and into 2017 but experienced a volatile decline again during late 2018. Price volatility continued throughout 2019 and, partially due to the emergence of the COVID-19 pandemic and failure of the Organization of the Petroleum Exporting Countries (“OPEC”) and other major producers to agree on production cuts, has become more extreme in 2020. Demand for our products and services is sensitive to the level of capital spending by oil and natural gas companies and the corresponding drilling and production activity. The level of drilling and production activity and refining and petrochemical processing are directly affected by trends in crude oil and natural gas prices, which are influenced by numerous factors affecting the supply and demand for oil and gas, many of which are beyond our control. For example, in March 2020, members of OPEC and Russia considered extending their previously agreed oil production cuts and potentially making additional oil production cuts. However, these negotiations were unsuccessful. As a result, Saudi Arabia announced a significant reduction in its export prices and Russia announced the expiration of all agreed oil production cuts between members of OPEC and Russia. Following these announcements, and also as a result of the increased global scale and severity of the COVID-19 outbreak during this period, global oil and natural gas prices declined sharply. While a deal to cut production has since been announced by OPEC and its allies, the situation has resulted in a significant downturn in the industry. Such a downturn could result in the reduction in demand for our products and services and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
January 1-31, 2020	372,764		$189.1359		372,764		6,432,246
February 1-29, 2020	124,496		196.4491		-		6,432,246
March 1-31, 2020	-		-		-		6,432,246
Total	497,260		$190.9669		372,764		6,432,246

(1)	Includes 124,496 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.1 million during the subsidiary’s fiscal first quarter ended February 29, 2020 and additional sales of such products totaling $0.1 million during March 2020. The net profit before taxes associated with these sales for each period were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited. Our non-U.S. subsidiary intends to continue the Rhum-related activities, consistent with a specific license obtained from OFAC by its customers, and such activities may require additional disclosure pursuant to the abovementioned statute.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:
(4.1)	Eighth Supplemental Indenture, dated March 24, 2020, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated herein by reference to Exhibit 4.2 of our Form 8-K filed on March 24, 2020.

(4.2)	Form of 4.800% Notes due 2030.	Included in Exhibit (4.1) above.

(10.1)	Employment Transition Agreement dated as of March 11, 2020 between Ecolab Inc. and Jill Wyant.	Filed herewith electronically.
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.
(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 7, 2020	By:	/s/ Scott D. Kirkland
Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)