Form 10-Q
period 2020-06-30
ECOLAB INC.
filed 2020-08-06
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of June 30, 2020: 285,384,775 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share amounts)	2020	2019	2020	2019

Product and equipment sales	$2,167.1	$2,560.0	$4,591.1	$4,919.8
Service and lease sales	518.6	609.1	1,115.2	1,174.0
Net sales	2,685.7	3,169.1	5,706.3	6,093.8
Product and equipment cost of sales	1,301.5	1,422.1	2,666.2	2,762.7
Service and lease cost of sales	334.2	358.2	689.7	693.1
Cost of sales (including special charges (a))	1,635.7	1,780.3	3,355.9	3,455.8
Selling, general and administrative expenses	788.6	900.0	1,696.9	1,796.1
Special (gains) and charges	69.4	24.4	85.3	63.9
Operating income	192.0	464.4	568.2	778.0
Other (income) expense	(15.1)	(20.9)	(30.5)	(42.1)
Interest expense, net (b)	58.7	49.2	107.0	98.5
Income before income taxes	148.4	436.1	491.7	721.6
Provision for income taxes	14.1	88.8	61.1	118.7
Net income from continuing operations, including noncontrolling interest	134.3	347.3	430.6	602.9
Net income from continuing operations attributable to noncontrolling interest	5.4	3.9	9.7	7.9
Net income from continuing operations attributable to Ecolab	128.9	343.4	420.9	595.0
Net (loss) income from discontinued operations, net of tax (Note 4) (c)	(2,163.9)	25.2	(2,172.5)	70.1
Net (loss) income attributable to Ecolab	$(2,035.0)	$368.6	$(1,751.6)	$665.1

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 0.45	$ 1.19	$ 1.46	$ 2.07
Discontinued operations	$ (7.51)	$ 0.09	$ (7.53)	$ 0.24
Earnings (loss) attributable to Ecolab	$ (7.06)	$ 1.28	$ (6.07)	$ 2.31
Diluted
Continuing operations	$ 0.44	$ 1.18	$ 1.44	$ 2.04
Discontinued operations	$ (7.42)	$ 0.08	$ (7.44)	$ 0.24
Earnings (loss) attributable to Ecolab	$ (6.98)	$ 1.26	$ (6.00)	$ 2.28

Weighted-average common shares outstanding
Basic	288.2	287.6	288.5	287.9
Diluted	291.5	292.1	292.0	292.2

(a)	Cost of sales includes special (gains) and charges, net of $27.0 and $7.8 in the second quarter of 2020 and 2019, respectively, and $36.1 and $11.4 in the first six months of 2020 and 2019, respectively, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special charges of $0.7 in the second quarter of 2020 and $0.7 and $0.2 in the first six months of 2020 and 2019, respectively.
(c)	Net income from discontinued operations, net of tax includes noncontrolling interest of ($0.3) in the second quarter of 2020 and 2019 and $2.2 and ($0.4) in the first six months of 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019

Net (loss) income attributable to Ecolab	$(2,035.0)	$368.6	$(1,751.6)	$665.1
Net income from continuing operations attributable to noncontrolling interest	5.4	3.9	9.7	7.9
Net (loss) income from discontinued operations attributable to noncontrolling interest	(0.3)	(0.3)	2.2	(0.4)
Net (loss) income attributable to Ecolab, including noncontrolling interest	$(2,029.9)	$372.2	$(1,739.7)	$672.6

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	(122.9)	(134.3)	(161.2)	(29.2)
Separation of ChampionX	229.9	-	229.9	-
(Loss) gain on net investment hedges	(2.9)	22.7	(4.0)	16.1
Total foreign currency translation adjustments	104.1	(111.6)	64.7	(13.1)

Derivatives and hedging instruments	2.1	3.6	5.0	(2.0)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	17.6	7.4	30.5	3.4
Total pension and postretirement benefits	17.6	7.4	30.5	3.4

Subtotal	123.8	(100.6)	100.2	(11.7)

Total comprehensive income, including noncontrolling interest	(1,906.1)	271.6	(1,639.5)	660.9
Comprehensive income attributable to noncontrolling interest	(19.4)	4.5	(12.1)	9.3
Comprehensive income attributable to Ecolab	$(1,886.7)	$267.1	$(1,627.4)	$651.6

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	June 30	December 31
(millions, except per share amounts)	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$1,369.0	$118.8
Accounts receivable, net	2,255.5	2,382.0
Inventories	1,228.7	1,081.6
Other current assets	313.0	295.2
Current assets of discontinued operations	-	950.8
Total current assets	5,166.2	4,828.4
Property, plant and equipment, net	3,138.9	3,228.3
Goodwill	5,759.9	5,569.1
Other intangible assets, net	3,019.2	2,927.5
Operating lease assets	439.9	466.7
Other assets	558.3	516.3
Long-term assets of discontinued operations	-	3,332.8
Total assets	$18,082.4	$20,869.1

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$534.9	$380.5
Accounts payable	1,087.7	1,075.3
Compensation and benefits	408.0	565.7
Income taxes	109.9	136.9
Other current liabilities	1,087.2	1,110.7
Current liabilities of discontinued operations	-	361.5
Total current liabilities	3,227.7	3,630.6
Long-term debt	6,752.0	5,973.1
Postretirement health care and pension benefits	1,055.6	1,084.4
Deferred income taxes	577.2	537.3
Operating lease liabilities	319.4	346.0
Other liabilities	260.3	269.8
Long-term liabilities of discontinued operations	-	302.1
Total liabilities	12,192.2	12,143.3
Commitments and contingencies (Note 17)

Equity (a)
Common stock	362.0	359.6
Additional paid-in capital	6,155.0	5,907.1
Retained earnings	7,967.8	9,993.7
Accumulated other comprehensive loss	(1,989.7)	(2,089.7)
Treasury stock	(6,639.9)	(5,485.4)
Total Ecolab shareholders’ equity	5,855.2	8,685.3
Noncontrolling interest	35.0	40.5
Total equity	5,890.2	8,725.8
Total liabilities and equity	$18,082.4	$20,869.1

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.4 shares outstanding at June 30, 2020 and 288.4 shares outstanding at December 31, 2019. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30
(millions)	2020	2019

OPERATING ACTIVITIES
Net (loss) income including noncontrolling interest	$(1,739.7)	$672.6
Less: Net (loss) income from discontinued operations including noncontrolling interest	(2,170.3)	69.7
Net income from continuing operations including noncontrolling interest	$430.6	$602.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	293.0	281.2
Amortization	103.2	103.5
Deferred income taxes	(25.0)	9.0
Share-based compensation expense	53.7	55.4
Pension and postretirement plan contributions	(34.1)	(31.0)
Pension and postretirement plan expense	17.1	7.1
Restructuring charges, net of cash paid	(23.3)	16.8
Other, net	53.8	10.4
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	96.1	(81.2)
Inventories	(151.9)	(51.6)
Other assets	(49.3)	(64.4)
Accounts payable	20.1	30.4
Other liabilities	(143.8)	(124.2)
Cash provided by operating activities - continuing operations	640.2	764.3
Cash provided by operating activities - discontinued operations	118.4	153.3
Cash provided by operating activities	758.6	917.6

INVESTING ACTIVITIES
Capital expenditures	(250.6)	(340.5)
Property and other assets sold	1.7	2.5
Acquisitions and investments in affiliates, net of cash acquired	(486.8)	(288.8)
Divestiture of businesses	55.4	0.4
Other, net	(9.4)	2.5
Cash used for investing activities - continuing operations	(689.7)	(623.9)
Cash provided by (used for) investing activities - discontinued operations	510.8	(33.6)
Cash used for investing activities	(178.9)	(657.5)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	454.4	434.4
Long-term debt borrowings	768.9	-
Long-term debt repayments	(300.0)	(400.0)
Reacquired shares	(104.7)	(347.5)
Dividends paid	(283.2)	(279.8)
Exercise of employee stock options	188.7	119.7
Acquisition related liabilities and contingent consideration	(0.9)	(0.5)
Other, net	(2.6)	-
Cash provided by (used for) financing activities - continuing operations	720.6	(473.7)
Cash used for financing activities - discontinued operations	(1.6)	(1.9)
Cash provided by (used for) financing activities	719.0	(475.6)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48.5)	7.3

Increase (decrease) in cash, cash equivalents and restricted cash	1,250.2	(208.2)
Cash, cash equivalents and restricted cash, beginning of period - continuing operations (a)	118.8	230.1
Cash, cash equivalents and restricted cash, beginning of period - discontinued operations	67.6	63.9
Cash, cash equivalents and restricted cash, beginning of period (a)	186.4	294.0
Cash, cash equivalents and restricted cash, end of period - continuing operations (b)	1,369.0	15.7
Cash, cash equivalents and restricted cash, end of period - discontinued operations	-	70.0
Cash, cash equivalents and restricted cash, end of period (b)	$1,369.0	$85.8

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of June 30, 2020 and 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Second Quarter Ended June 30, 2020 and 2019
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, March 31, 2019	$358.2	$5,731.0	$9,131.8	$(1,734.9)	$(5,265.4)	$8,220.7	$46.2	$8,266.9

Net income			368.6			368.6	3.6	372.2
Other comprehensive income (loss) activity				(101.5)		(101.5)	0.9	(100.6)
Cash dividends declared (a)			(132.4)			(132.4)	(6.7)	(139.1)
Stock options and awards	0.7	84.7			0.6	86.0		86.0
Reacquired shares					(216.0)	(216.0)		(216.0)
Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

Balance, March 31, 2020	$360.8	$6,018.1	$10,136.9	$(2,113.7)	$(5,580.0)	$8,822.1	$38.5	$8,860.6

Net (loss) income			(2,035.0)			(2,035.0)	5.1	(2,029.9)
Other comprehensive income (loss) activity				124.0		124.0	(0.2)	123.8
Cash dividends declared (a)			(134.1)			(134.1)	(1.8)	(135.9)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(10.0)	7.6
Stock options and awards	1.2	127.8			1.2	130.2		130.2
Reacquired shares					(9.7)	(9.7)		(9.7)
Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	$(1,989.7)	$(6,639.9)	$5,855.2	$35.0	$5,890.2

	Six Months Ended June 30, 2020 and 2019
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6

New accounting guidance adoption (a)			58.4	(61.2)		(2.8)		(2.8)
Net income			665.1			665.1	7.5	672.6
Other comprehensive income (loss) activity				(13.5)		(13.5)	1.8	(11.7)
Cash dividends declared (b)			(265.0)			(265.0)	(15.7)	(280.7)
Stock options and awards	1.9	182.5			1.5	185.9		185.9
Reacquired shares					(347.5)	(347.5)		(347.5)
Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	$(2,089.7)	$(5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (c)			(4.3)			(4.3)		(4.3)
Net (loss) income			(1,751.6)			(1,751.6)	11.9	(1,739.7)
Other comprehensive income (loss) activity				100.0		100.0	0.2	100.2
Cash dividends declared (b)			(270.0)			(270.0)	(11.7)	(281.7)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.3)	8.3
Stock options and awards	2.4	238.8			1.6	242.8		242.8
Reacquired shares					(104.7)	(104.7)		(104.7)
Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	$(1,989.7)	$(6,639.9)	$5,855.2	$35.0	$5,890.2

(a)	Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.
(b)	Dividends declared per common share were $0.47 and $0.46 in the second quarter of 2020 and 2019, respectively and $0.94 and $0.92 in the first six months of 2020 and 2019, respectively.
(c)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

Refer to Note 18 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the second quarter ended June 30, 2020 and 2019 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

In March 2020, coronavirus 2019 (“COVID-19”) was declared a pandemic (“pandemic”) by the World Health Organization. As the impact of the pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial information as new events occur and additional information becomes known. To the extent actual results differ materially from those estimates and assumptions, the Company’s future financial statements could be affected.

On June 3, 2020, the Company completed the previously announced separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger (the “Merger”) of ChampionX with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

As discussed in Note 4 Discontinued Operations, the ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all prior year balances have been revised accordingly to reflect continuing operations only.

Subsequent to the separation of ChampionX, effective the second quarter of 2020, the Company no longer will report the Upstream Energy segment, which previously held the ChampionX business. The Company is aligned into three reportable segments and Other.

Except for the changes due to adoption of the new accounting standards, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2019 reflects discontinued operations as discussed further in Note 4 but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

With respect to the unaudited financial information of the Company for the second quarter ended June 30, 2020 and 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated August 6, 2020 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Cost of sales
Restructuring activities	$2.6	$6.5	$5.6	$9.9
Acquisition and integration activities	2.2	1.3	2.6	1.5
Other	22.2	-	27.9	-
Cost of sales subtotal	27.0	7.8	36.1	11.4

Special (gains) and charges
Restructuring activities	0.3	19.8	4.5	50.9
Acquisition and integration activities	(2.6)	0.4	2.8	2.9
Disposal and impairment activities	44.7	-	45.9	-
Other	27.0	4.2	32.1	10.1
Special (gains) and charges subtotal	69.4	24.4	85.3	63.9

Operating income subtotal	96.4	32.2	121.4	75.3

Interest expense, net	0.7	-	0.7	0.2
Total special (gains) and charges	$97.1	$32.2	$122.1	$75.5

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below) and other restructuring (described on the following page). Restructuring activities have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring charges directly related to the ChampionX business have been recorded as discontinued operations, refer to Note 4.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the first quarter of 2019, the Company raised its goals for the Plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. The Company expects that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $215 million ($165 million after tax) over this period of time, when revised for continuing operations. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $2.8 million ($2.4 million after tax) and $9.1 million ($7.7 million after tax) in the second quarter and first six months of 2020, respectively, primarily related to severance. The liability related to the Plan was $72.5 million as of the end of the second quarter of 2020. The Company has recorded $206.5 million ($158.6 million after tax) of cumulative restructuring charges under the Plan. Cash payments during 2020 related to Accelerate 2020 were $31.8 million.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 - 2019 Activity
Recorded expense	$182.5	$0.2	$14.7	$197.4
Net cash payments	(87.5)	1.2	(11.2)	(97.5)
Non-cash charges	-	(1.4)	(2.0)	(3.4)
Effect of foreign currency translation	(1.0)	-	-	(1.0)
Restructuring liability, December 31, 2019	94.0	-	1.5	95.5

2020 Activity
Recorded expense	6.6	-	2.5	9.1
Net cash payments	(30.7)	-	(1.1)	(31.8)
Non-cash charges		-	-	-
Effect of foreign currency translation	(0.3)	-	-	(0.3)
Restructuring liability, June 30, 2020	$69.6	$-	$2.9	$72.5

Other Restructuring Activities

During the second quarter and first six months of 2020, the Company incurred restructuring charges of $0.1 million (less than $0.1 million after tax) and $1.0 million ($0.6 million after tax), respectively, related to an immaterial restructuring plan. The charges are primarily related to severance. Prior to 2018, the Company engaged in a number of restructuring plans. During the second quarters and first six months of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than Accelerate 2020 was $6.1 million and $7.7 million as of June 30, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $2.4 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include ($2.6) million ($1.7 million after tax) and $2.8 million ($2.1 million after tax) in the second quarter and first six months of 2020, respectively. Charges are related to the Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $2.2 million ($1.7 million after tax) and $2.6 million ($1.9 million after tax) on the Consolidated Statement of Income in the second quarter and first six months of 2020, respectively, related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. The Company also incurred $0.7 million ($0.5 million after tax) of interest expense in the second quarter of 2020.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.4 million ($0.3 million after tax) and $2.9 million ($2.1 million after tax) in the second quarter and first six months of 2019, respectively. Charges are related to Bioquell and the Anios acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.1 million after tax) on the Consolidated Statement of Income in the first six months of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. The Company also incurred $0.2 million ($0.1 million after tax) of interest expense in the first six months of 2019.

Further information related to the Company’s acquisitions is included in Note 3.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $44.7 million ($44.1 million after tax) and $45.9 million ($45.0 million after tax) in the second quarter and first six months of 2020, respectively. During the second quarter of 2020, the Company recorded a $28.6 million ($28.6 million after tax) impairment for a minority equity method investment due to the impact of the economic environment and the liquidity of the minority equity method investment. In addition, the Company recorded charges of $16.1 million ($15.5 million after tax) related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees.

Further information related to the Company’s disposal is included in Note 3.

Other

During the second quarter and first six months of 2020, the Company recorded charges of $26.5 million to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, the Company received subsidies and government assistance, which was recorded as a special (gain) of $9.4 million. The specific COVID-19 pandemic charges of $1.1 million are recorded in product and equipment sales on the Consolidated Statement of Income, $5.8 million in service and lease sales on the Consolidated Statement of Income and $10.2 million in special (gains) and charges on the Consolidated statement of income. After tax-charges related to the COVID-19 pandemic were $13.2 million during the second quarter and first six months of 2020.

During the second quarter and first six months of 2020, the Company recorded special charges of $15.3 million ($10.5 million after tax) and $21.0 million ($14.3 million after tax), respectively, in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

Other special charges of $16.8 million ($12.6 million after tax) and $21.9 million ($16.5 million after tax), respectively, recorded in the second quarter and first six months of 2020 relate primarily to a specific legal reserve and related legal charges which are recorded in special (gains) and charges on the Consolidated Statement of Income.

During the second quarter and first six months of 2019, the Company recorded other special gains in special (gains) and charges on the Consolidated Statement of Income, of $4.1 million ($3.1 million after tax) and $10.0 million ($7.5 million after tax), respectively, which primarily related to legal charges.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. The aggregate purchase prices of acquisitions are reduced for any cash or cash equivalents acquired.

Acquisitions during the first six months of 2020 and 2019 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

CID Lines Acquisition

On May 11, 2020, the Company acquired CID Lines for total consideration of $506.9 million in cash. CID Lines had annualized pre-acquisition sales of approximately $110 million and is a leading global provider of livestock biosecurity and hygiene solutions based in Belgium.

The CID Lines acquisition has been accounted for using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change. Measurement of certain carry over tax attributes, deferred income taxes, income tax uncertainties, certain tangible and intangible assets, and goodwill are not yet finalized and are subject to changes as the information necessary to complete the analyses is obtained and analyzed. The Company expects to finalize its purchase accounting within the year.

The Company incurred certain acquisition and integration costs associated with the transaction that were expensed and are reflected in the Consolidated Statement of Income. Further information related to the Company’s special (gains) and charges is included in Note 2.

The following table summarizes the preliminary value of CID Lines assets acquired and liabilities assumed as of the acquisition date.

(millions)	2020
Tangible assets	$54.5
Identifiable intangible assets
Customer relationships	147.5
Trademarks	58.6
Acquired technologies and product registrations	46.6
Total assets acquired	307.2

Goodwill	272.7

Total liabilities	94.4
Net consideration transferred to sellers	$485.5

Tangible assets are primarily comprised of accounts receivable of $30.8 million, property, plant and equipment of $7.4 million and inventory of $16.3 million. Liabilities primarily consist of deferred tax liabilities of $63.8 million and current liabilities of $30.6 million.

Customer relationships, trademarks, and other technology and product registrations are being amortized over weighted average lives of 14, 14, and 16 years, respectively.

Goodwill of $272.7 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Food and Beverage industries. This acquired business became part of the Global Industrial reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other Acquisitions

Other than CID Lines, the Company did not close on any other business acquisitions during the first six months of 2020.

During the first six months of 2019, the Company acquired Bioquell, a life sciences business which sells bio-decontamination products and services to the Life Sciences and Healthcare industries. Effective with changes to the Company’s reporting structure in the first quarter 2020, this acquired business became part of the Global Healthcare and Life Sciences reportable segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released to the Company upon closing of the transaction in February 2019.

Also, during the first six months of 2019, the Company acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional reportable segment. The purchase price included an earn-out based on the achievement of certain revenue thresholds in any of the three years following the acquisition. The acquisition date fair value of the earn-out was reflected in the total purchase consideration exchanged for Lobster Ink and recorded as contingent consideration liability in the opening balance sheet during the Company’s purchase accounting. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of June 30, 2020 at its current fair value.

These acquisitions have been accounted for using the acquisition method of accounting. The purchase accounting for both Bioquell and Lobster Ink were finalized in the first quarter of 2020 with insignificant purchase price adjustments recognized in the first quarter of 2020. There were other insignificant purchase price adjustments from other acquisitions recognized in the first six months of 2020.

The components of the cash paid for acquisitions other than CID Lines during the second quarter and first six months of 2020 and 2019 are shown in the following table.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Net tangible assets (liabilities) acquired and equity method investments	$-	$5.5	$-	$(9.4)

Identifiable intangible assets
Customer relationships	-	1.5	-	71.9
Trademarks	-	-	-	20.4
Other technology	-	-	-	45.9
Total intangible assets	-	1.5	-	138.2

Goodwill	-	0.3	-	180.5
Total aggregate purchase price	-	7.3	-	309.3

Acquisition-related liabilities and contingent considerations	-	-	-	(20.5)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent considerations	$-	$7.3	$-	$288.8

Additionally, during the first six months of 2020, the Company made $2.5 million of acquisition-related payments associated with prior transactions closed during the third and fourth quarters of 2019 for which purchase accounting has not yet been finalized. The payments primarily consist of the release of holdback liabilities and payment of contingent consideration.

The weighted average useful life of identifiable intangible assets acquired during the first six months of 2019 was 12 years.

Dispositions

In the second quarter of 2020, the Company completed the sale of Holchem, a U.K. based supplier of hygiene and cleaning products and services for the food and beverage, foodservice and hospitality industries for total consideration of $106.6 million. Consideration consisted of $55.4 million of cash and $51.2 million in notes receivable recorded at fair value. After the recognition of transaction costs, the Company recognized an after-tax loss of $16.3 million, which is classified within special charges in the Consolidated Statement of Income. Annual sales of Holchem were approximately $55 million and were included in the Global Industrial reportable segment prior to disposition. Further information related to the Company’s special (gains) and charges is included in Note 2.

4. DISCONTINUED OPERATIONS

On June 3, 2020, the Company effected the split-off of ChampionX through an offer to exchange (the “Exchange Offer”) all shares of ChampionX common stock owned by Ecolab for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted approximately 5.0 million shares of Ecolab common stock in exchange for approximately 122.2 million shares of ChampionX common stock. In the Merger, each outstanding share of ChampionX common stock was converted into the right to receive one share of Apergy common stock, and ChampionX survived the Merger as a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy). In connection with and in accordance with the terms of the Transaction, prior to the consummation of the Exchange Offer and the Merger, ChampionX distributed $527.4 million in cash to Ecolab.

The following is a summary of the assets and liabilities transferred to ChampionX as part of the separation:

(millions)
Assets:
Cash and cash equivalent	$60.6
Current assets	810.5
Non-current assets	3,222.3
4,093.4
Liabilities:
Current liabilities	313.0
Non-current liabilities	293.7
606.7

Net assets distributed to ChampionX	$(3,486.7)
Fair value of shares exchanged	1,051.4
Cash received from ChampionX	527.4
Consideration received less net assets	(1,907.9)

ChampionX cumulative translation adjustment ("CTA") write-off	(229.9)
Loss on separation	$(2,137.8)

The Company accounted for this transaction as a sale and recognized a loss based on ChampionX net assets exceeding the effective proceeds.

The ChampionX business, as discussed in Note 1, met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on the Company’s operations and financial results. Therefore, the results of discontinued operations for the second quarter and first six months ended June 30, 2020 and 2019 include the historical results of ChampionX prior to separation.

Summarized results of the Company’s discontinued operations are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019

Product and equipment sales	$352.9	$532.1	$858.9	$1,058.6
Service and lease sales	44.8	58.1	99.6	112.3
Net sales	397.7	590.2	958.5	1,170.9
Product and equipment cost of sales	270.5	383.7	621.7	753.2
Service and lease cost of sales	34.9	44.1	80.4	88.8
Cost of sales (including special charges)	305.4	427.8	702.1	842.0
Selling, general and administrative expenses	74.0	102.7	180.5	214.8
Special (gains) and charges	2,185.2	25.6	2,221.7	26.4
Operating (loss) income	(2,166.9)	34.1	(2,145.8)	87.7
Other (income) expense	0.1	-	0.3	-
Interest expense (income), net	0.3	0.1	0.2	0.3
(Loss) income before income taxes	(2,167.3)	34.0	(2,146.3)	87.4
Provision for income taxes	(3.1)	9.1	24.0	17.7
Net (loss) income including noncontrolling interest	(2,164.2)	24.9	(2,170.3)	69.7
Net (loss) income attributable to noncontrolling interest	(0.3)	(0.3)	2.2	(0.4)
Net (loss) income from discontinued operations, net of tax	$(2,163.9)	$25.2	$(2,172.5)	$70.1

Special (gains) and charges of $2,186.1 million and $2,222.7 million in the second quarter and first six months of 2020, respectively primarily relate to the loss on separation, transaction fees, and other professional fees incurred to support the Transaction.

Special (gains) and charges of $25.6 million and $26.4 million in the second quarter and first six months of 2019, respectively, relate to professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business.

Assets and liabilities of discontinued operations are summarized below:

December 31
(millions)	2019

ASSETS
Current assets
Cash and cash equivalents	$67.6
Accounts receivable, net	414.5
Inventories	424.0
Other current assets	44.7
Total current assets	950.8
Property, plant and equipment, net	726.6
Goodwill	1,682.6
Other intangible assets, net	745.0
Operating lease assets	110.8
Other assets	67.8
Total assets	$4,283.6

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$0.1
Accounts payable	209.0
Compensation and benefits	33.8
Income taxes	5.9
Other current liabilities	112.7
Total current liabilities	361.5
Long-term debt	0.4
Postretirement health care and pension benefits	3.6
Deferred income taxes	203.1
Operating lease liabilities	79.2
Other liabilities	15.8
Total liabilities	$663.6

As of June 30, 2020, there were no assets or liabilities classified as discontinued operations.

In connection with the Transaction, the Company entered into agreements with ChampionX and Apergy to effect the separation and to provide a framework for the relationship following the separation, which included a Separation and Distribution Agreement, an Intellectual Property Matters Agreement, an Employee Matters Agreement, a Transition Services Agreement, and a Tax Matters Agreement. Transition services primarily involve the Company providing certain services to ChampionX related to general and administrative services for terms of up to 18 months following the separation. The amounts billed for transition services provided under the above agreements were not material to the Company’s results of operations.

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for both the second quarter and first six months of 2020 were $12.3 million.

5. BALANCE SHEET INFORMATION

	June 30	December 31
(millions)	2020	2019
Accounts receivable, net
Accounts receivable	$2,341.8	$2,437.5
Allowance for doubtful accounts	(86.3)	(55.5)
Total	$2,255.5	$2,382.0

Inventories
Finished goods	$750.0	$668.5
Raw materials and parts	503.9	437.9
Inventories at FIFO cost	1,253.9	1,106.4
FIFO cost to LIFO cost difference	(25.2)	(24.8)
Total	$1,228.7	$1,081.6

Other current assets
Prepaid assets	$127.1	$101.8
Taxes receivable	124.6	107.0
Derivative assets	35.7	53.3
Other	25.6	33.1
Total	$313.0	$295.2

Property, plant and equipment, net
Land	$155.1	$158.9
Buildings and leasehold improvements	1,008.5	965.5
Machinery and equipment	1,814.3	1,701.7
Merchandising and customer equipment	2,701.3	2,742.9
Capitalized software	825.9	750.4
Construction in progress	267.4	348.1
	6,772.5	6,667.5
Accumulated depreciation	(3,633.6)	(3,439.2)
Total	$3,138.9	$3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,438.5	2,378.9
Trademarks	342.0	285.2
Patents	483.1	459.0
Other technology	235.3	214.5
	3,498.9	3,337.6
Accumulated amortization
Customer relationships	(1,199.8)	(1,147.6)
Trademarks	(143.3)	(135.1)
Patents	(228.5)	(221.7)
Other technology	(138.1)	(135.7)
	(1,709.7)	(1,640.1)
Net intangible assets subject to amortization	1,789.2	1,697.5
Total	$3,019.2	$2,927.5

Other assets
Deferred income taxes	$141.1	$136.2
Pension	35.1	31.1
Derivative asset	42.6	25.4
Other	339.5	323.6
Total	$558.3	$516.3

	June 30	December 31
(millions)	2020	2019
Other current liabilities
Discounts and rebates	$285.1	$331.4
Dividends payable	134.1	135.6
Interest payable	52.2	40.9
Taxes payable, other than income	132.0	102.9
Derivative liabilities	6.3	5.2
Restructuring	74.3	98.5
Contract liability	74.0	76.7
Operating lease liabilities	122.8	122.1
Other	206.4	197.4
Total	$1,087.2	$1,110.7

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$0.9	$(4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(793.3)	(823.8)
Cumulative translation, net of tax	(1,197.3)	(1,261.8)
Total	$(1,989.7)	$(2,089.7)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of June 30, 2020 and December 31, 2019.

	June 30	December 31
(millions)	2020	2019
Short-term debt
Commercial paper	$516.9	$55.1
Notes payable	17.3	24.5
Long-term debt, current maturities	0.7	300.9
Total	$534.9	$380.5

Lines of Credit

As of June 30, 2020, the Company had a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either June 30, 2020 or December 31, 2019.

As of June 30, 2020, the Company had a $500 million 364-day revolving credit agreement which expires in April 2021. The credit agreement has been established with a diverse syndicate of banks and is to be used for general corporate purposes. There were no borrowings under the Company’s 364-day credit facility as of June 30, 2020.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of June 30, 2020, the Company had $313.5 million (€282.5 million) of commercial paper outstanding under its Euro program and $203.4 million outstanding under its U.S. program. As of December 31, 2019, the Company had $55.1 million (€50.0 million) of commercial paper outstanding under its Euro program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of June 30, 2020 and December 31, 2019, the Company had $17.3 million and $24.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of June 30, 2020 and December 31, 2019.

	Maturity	June 30	December 31
(millions)	by Year	2020	2019

Long-term debt
Public notes (2020 principal amount)
Five year 2015 senior notes ($300 million)	2020	$-	$300.0
Ten year 2011 senior notes ($1.02 billion)	2021	1,018.8	1,018.3
Five year 2017 senior notes ($500 million)	2022	498.2	497.8
Seven year 2016 senior notes ($400 million)	2023	398.8	398.5
Seven year 2016 senior notes (€575 million)	2024	633.4	628.4
Ten year 2015 senior notes (€575 million)	2025	634.7	630.0
Ten year 2016 senior notes ($750 million)	2026	744.9	744.5
Ten year 2017 senior notes ($500 million)	2027	495.7	495.4
Ten year 2020 senior notes ($750 million)	2030	766.2	-
Thirty year 2011 senior notes ($458 million)	2041	452.0	451.9
Thirty year 2016 senior notes ($250 million)	2046	246.3	246.2
Thirty year 2017 senior notes ($700 million)	2047	611.2	610.4
Private notes (2020 principal amount)
Series B private placement senior notes ($250 million)	2023	249.6	249.6
Finance lease obligations and other		2.9	3.0
Total debt		6,752.7	6,274.0
Long-term debt, current maturities		(0.7)	(300.9)
Total long-term debt		$6,752.0	$5,973.1

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

Covenants

The Company is in compliance with its debt covenants as of June 30, 2020.

Net Interest Expense

Interest expense and interest income recognized during the second quarter and first six months of 2020 and 2019 were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Interest expense	$61.8	$54.5	$114.4	$110.5
Interest income	(3.1)	(5.3)	(7.4)	(12.0)
Interest expense, net	$58.7	$49.2	$107.0	$98.5

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, the Company would complete an interim goodwill assessment of a reporting unit prior to its next annual assessment.

During the second quarter of 2020, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using quantitative analyses consisting of discounted cash flow approaches that incorporated assumptions regarding future growth rates, terminal values, and discount rates. If the carrying value of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. The Company’s goodwill impairment assessment for 2020 indicated the estimated fair values of each of its reporting units exceeded their carrying amounts by significant margins.

There has been no impairment of goodwill in any of the years presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the six-month period ended June 30, 2020 were as follows:

			Global
	Global	Global	Healthcare and	Global
(millions)	Industrial	Institutional	Life Sciences	Energy	Other	Total
December 31, 2019	$2,799.2	$1,147.7	$-	$1,417.9	$204.3	$5,569.1
Segment changes (a)	1,124.6	(599.4)	859.3	(1,417.9)	33.4	-
December 31, 2019 revised	3,923.8	548.3	859.3	-	237.7	5,569.1
Current year business combinations (b)	272.7	-	-	-	-	272.7
Prior year business combinations (c)	-	-	0.3	-	-	0.3
Dispositions	(47.6)	-	-	-	-	(47.6)
Effect of foreign currency translation	(32.4)	(0.4)	(1.2)	-	(0.6)	(34.6)
June 30, 2020	$4,116.5	$547.9	$858.4	$-	$237.1	$5,759.9

(a)	Relates to reclassifications made to reportable segments in the current year. The ChampionX business was previously recorded in the Global Energy reportable segment and has been reported in discontinued operations. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. In addition, the Company established the Global Healthcare and Life Sciences reportable segment which is comprised of the Healthcare and Life Sciences operating segments, which were previously included in the Global Institutional and Global Industrial reportable segment, respectively. These were and continue to be reporting units therefore no goodwill allocation was performed. Refer to Note 16 for further information.
(b)	Represents goodwill associated with the CID Lines acquisition. No goodwill resulting from this acquisition is expected to be tax deductible.
(c)	Represents the purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset. During the second quarter of 2020, the Company completed its annual test for indefinite life intangible asset impairment using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Based on this testing, the estimated fair value of the asset exceeded its carrying amount by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization primarily include customer relationships, trademarks, patents and other technology primarily acquired through business combinations. The fair value of identifiable intangible assets acquired in business combinations is estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the second quarter of 2020 and 2019 was $50.8 million and $52.7 million, respectively. Total amortization expense related to intangible assets during the first six months of 2020 and 2019 was $103.2 and $103.5 million, respectively. Estimated amortization for the remaining six-month period of 2020 related to amortizable intangible assets is expected to be approximately $109 million.

8. FAIR VALUE MEASUREMENTS

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	June 30, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$99.9	$-	$99.9	$-

Liabilities
Foreign currency forward contracts	27.9	-	27.9	-

	December 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$83.9	$-	$83.9	$-

Liabilities
Foreign currency forward contracts	10.0	-	10.0	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 9.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	June 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,752.7	$7,808.9	$6,274.0	$6,861.6

9. DERIVATIVES AND HEDGING TRANSACTIONS

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivative Assets		Derivative Liabilities
	June 30	December 31	June 30	December 31
(millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	$76.1	$67.4	$1.7	$2.1

Derivatives not designated as hedging instruments
Foreign currency forward contracts (a)	23.8	16.5	26.2	7.9
Gross value of derivatives	99.9	83.9	27.9	10.0

Gross amounts offset in the Consolidated Balance Sheet	(21.6)	(4.2)	(21.6)	(4.2)
Net value of derivatives	$78.3	$79.7	$6.3	$5.8

(a)	Foreign currency forward contract derivatives not designated as hedging instruments includes discontinued operations of $1.0 million of derivative assets and $0.6 million of derivative liabilities as of December 31, 2019.

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	June 30	December 31
(millions)	2020	2019

Foreign currency forward contracts (a)	$ 4,699	$ 4,004

(a)	Foreign currency forward contract notional values include discontinued operations of approximately $9 million as of December 31, 2019.

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

Net Investment Hedges

The Company designates its outstanding $1,268 million (€1,150 million at the end of the second quarter of 2020) senior notes (“euronotes”) and related accrued interest and $225 million (€200 million at the end of the second quarter of 2020) of Euro commercial paper and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Revaluation (losses) gains, net of tax	$(2.9)	$22.7	$(4.0)	$16.1

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Second Quarter Ended
	June 30
	2020			2019
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$3.8	$(6.2)	$-	$4.7	$26.6	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	8.1	-	-	7.3
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.3)	-	-	(0.3)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	0.7	(1.2)	-	7.9	-
Total gain (loss) of all derivative instruments	$3.8	$(5.5)	$6.6	$4.7	$34.5	$7.0

	Six Months Ended
	June 30
	2020			2019
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$6.0	$(7.3)	$-	$9.1	$19.5	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	13.5	-	-	14.3
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.5)	-	-	(0.5)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	0.2
Derivatives designated as hedging instruments	-	-	-	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	17.9	-	-	14.0	-
Total gain (loss) of all derivative instruments	$6.0	$10.6	$13.0	$9.1	$33.5	$13.8

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of $(2.2) million and $(0.4) million in the second quarter of 2020 and 2019, respectively, and $(2.5) million and $(1.5) million for the first six months of 2020 and 2019, respectively.

10. OTHER COMPREHENSIVE INCOME (LOSS) INFORMATION

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

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. Refer to Note 9 for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 14 for additional information related to the Company’s pension and postretirement benefits activity.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$8.1	$43.0	$17.9	$40.1
(Gains) losses reclassified from AOCI into income
COS	(3.8)	(4.7)	(6.0)	(9.1)
SG&A	6.2	(26.6)	7.3	(19.5)
Interest (income) expense, net	(7.8)	(7.0)	(13.0)	(13.8)
	(5.4)	(38.3)	(11.7)	(42.4)
Other activity	-	(0.1)	-	(0.1)
Tax impact	(0.6)	(1.0)	(1.2)	0.4
Net of tax	$2.1	$3.6	$5.0	$(2.0)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	14.6	0.2	29.4	0.2
	14.6	0.2	29.4	0.2
Other activity	6.6	7.3	8.3	3.3
Tax impact	(3.6)	(0.1)	(7.2)	(0.1)
Net of tax	$17.6	$7.4	$30.5	$3.4

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$(4.0)	$(29.0)	$(8.8)	$(32.0)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	17.6	7.4	30.5	3.4

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of June 30, 2020, 6,432,246 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the six months of 2020, the Company reacquired 544,656 shares of its common stock, of which 372,764 related to share repurchases through open market or private purchases, and 171,892 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2019, the Company reacquired 1,986,241 shares of its common stock, of which 1,846,384 related to share repurchases through open market or private purchases, and 139,857 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

Separation of ChampionX

On June 3, 2020, the Company effected the split-off of ChampionX through the Exchange Offer and all shares of ChampionX common stock owned by Ecolab were exchanged for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted 4,955,552 shares of Ecolab common stock in exchange for approximately 122.2 million shares of ChampionX common stock.

12. EARNINGS ATTRIBUTABLE TO ECOLAB PER COMMON SHARE (“EPS”)

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

The computations of the basic and diluted EPS amounts were as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions, except per share)	2020	2019	2020	2019

Net income from continuing operations attributable to Ecolab	$128.9	$343.4	$420.9	$595.0
Net (loss) income from discontinued operations	(2,163.9)	25.2	(2,172.5)	70.1
Net (loss) income attributable to Ecolab	$(2,035.0)	$368.6	$(1,751.6)	$665.1

Weighted-average common shares outstanding
Basic	288.2	287.6	288.5	287.9
Effect of dilutive stock options and units	3.3	4.4	3.5	4.3
Diluted	291.5	292.1	292.0	292.2

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 0.45	$ 1.19	$ 1.46	$ 2.07
Discontinued operations	$ (7.51)	$ 0.09	$ (7.53)	$ 0.24
Earnings (loss) attributable to Ecolab	$ (7.06)	$ 1.28	$ (6.07)	$ 2.31
Diluted EPS
Continuing operations	$ 0.44	$ 1.18	$ 1.44	$ 2.04
Discontinued operations	$ (7.42)	$ 0.08	$ (7.44)	$ 0.24
Earnings (loss) attributable to Ecolab	$ (6.98)	$ 1.26	$ (6.00)	$ 2.28

Anti-dilutive securities excluded from the computation of diluted EPS	1.0	0.3	1.0	1.5

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 9.5% and 20.4% for the second quarter of 2020 and 2019, respectively, and 12.4% and 16.4% for the first six months of 2020 and 2019, respectively. The change in the Company’s tax rate for the second quarter and first six months of 2020 compared to the second quarter and first six months of 2019 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $22.5 million and $44.4 million in the second quarter and first six months of 2020, respectively. Share-based compensation excess tax benefit contributed $23.3 million and $45.6 million in the second quarter and first six months of 2020. Additionally, the Company recognized expense of $0.6 million and $4.5 million primarily related to the filing of prior year foreign tax returns and other income tax adjustments in the second quarter and first six months of 2020, respectively. The remaining discrete expense of $0.2 million and benefit of $3.3 million was due to the accrual of interest on uncertain tax positions offset by reserves released during the quarter and first six months of 2020, respectively.

The Company recognized net tax expense related to discrete tax items of $1.2 million and net benefits of $26.2 million in the second quarter and first six months of 2019, respectively. Share-based compensation excess tax benefit contributed $13.0 million and $31.5 million in the second quarter and first six months of 2019, respectively. The Company also recognized expense of $6.2 million and $1.1 million in the second quarter and first six months of 2019, respectively, due to issuance of technical guidance during the respective quarters related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, the Company recognized expense of $10.2 million in the second quarter and first six months of 2019 due to issuance of technical guidance during the quarter related to the calculation of foreign tax credits. The remaining discrete benefit was primarily related to changes in tax rates and changes in estimates in non-U.S. jurisdictions.

14. PENSION AND POSTRETIREMENT PLANS

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

The components of net periodic pension and postretirement health care benefit costs for the second quarter ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Service cost (a)	$17.1	$18.2	$7.7	$7.5	$0.3	$0.3
Interest cost on benefit obligation	17.5	22.3	5.3	7.9	1.1	1.4
Expected return on plan assets	(38.2)	(37.4)	(15.4)	(15.2)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	13.0	5.9	6.3	4.2	-	(1.0)
Amortization of prior service benefit	(1.8)	(2.9)	-	(0.2)	(2.8)	(5.8)
Total expense (benefit)	$7.6	$6.1	$3.9	$4.2	$(1.5)	$(5.2)

The components of net periodic pension and postretirement health care benefit costs for the six months ended June 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Service cost (a)	$34.2	$36.4	$15.3	$15.2	$0.6	$0.7
Interest cost on benefit obligation	35.0	44.5	10.6	15.8	2.1	2.8
Expected return on plan assets	(76.4)	(74.8)	(31.0)	(30.4)	(0.2)	(0.2)
Recognition of net actuarial (gain) loss	26.0	11.8	-	8.2	0.1	(2.0)
Amortization of prior service benefit	(3.8)	(5.7)	12.6	(0.5)	(5.5)	(11.6)
Total expense (benefit)	$15.0	$12.2	$7.5	$8.3	$(2.9)	$(10.3)

(a)	Service cost includes discontinued operations of $1.0 million and $1.5 million in the second quarter of 2020 and 2019, respectively, and $2.5 million and $3.1 million for the first six months of 2020 and 2019, respectively.

Service cost is included with employee compensation cost within either cost of sales or selling, general and administrative expenses in the Consolidated Statement of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statement of Income.

As of June 30, 2020, the Company is in compliance with all funding requirements of its U.S. pension, International pension and U.S. postretirement health care plans.

During the first six months of 2020, the Company made contributions of $5 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $7 million to such plans during the remainder of 2020.

During the first six months of 2020, the Company made contributions of $23 million to its international pension benefit plans and estimates it will contribute an additional $20 million to such plans during the remainder of 2020.

During the first six months of 2020, the Company made contributions of $6 million to its U.S. postretirement health care benefit plans and estimates it will contribute an additional $6 million to such plans during the remainder of 2020.

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

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in Other primarily includes services designed to detect, eliminate and prevent pests. Global Industrial segment services are associated with water treatment and paper process applications, Global Institutional services include water treatment programs and process applications, and wash process solutions and Global Healthcare and Life Sciences services include pharmaceutical, personal care, infection and containment control solutions. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract. In the second quarter ended June 30, 2020, the Company provided a one-time lease billing suspension of approximately $38 million to certain restaurant customers within the Institutional Segment, in recognition of the impact of the COVID-19 pandemic. There was no substantial change to the consideration expected to be received under the lease arrangement.

The Company’s operating lease revenue was as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Operating lease revenue*	$65.4	$102.7	$173.3	$203.8

*Includes immaterial variable lease revenue

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The reportable segments have been revised to align with the Company’s reportable segments in the current year. Corporate segment includes sales to ChampionX under the Master Cross Supply and Product Transfer agreements entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 16.

Net sales at public exchange rates by reportable segment are as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Global Industrial
Product and sold equipment	$1,231.3	$1,301.0	$2,463.3	$2,513.5
Service and lease equipment	193.9	200.0	395.9	388.7
Global Institutional
Product and sold equipment	596.4	937.6	1,485.0	1,792.9
Service and lease equipment	111.7	172.8	290.1	338.3
Global Healthcare and Life Sciences
Product and sold equipment	271.9	230.9	494.0	440.5
Service and lease equipment	26.6	21.0	48.3	38.9
Other
Product and sold equipment	55.2	90.5	136.5	172.9
Service and lease equipment	186.4	215.3	380.9	408.1
Corporate
Product and sold equipment	12.3	-	12.3	-
Total
Total product and sold equipment	$2,167.1	$2,560.0	$4,591.1	$4,919.8
Total service and lease equipment	$518.6	$609.1	$1,115.2	$1,174.0

Net sales at public exchange rates by geographic region for the second quarter ended June 30 are as follows:

	Global		Global		Global Healthcare
	Industrial		Institutional		and Life Sciences		Other		Corporate
(millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019

North America	$658.0	$710.3	$492.7	$812.2	$104.6	$103.3	$152.6	$188.2	$12.3	$-
Europe	308.6	305.8	106.1	157.6	171.9	137.6	45.3	66.7	-	-
Asia Pacific	184.7	191.4	46.0	59.2	13.4	4.6	15.1	17.9	-	-
Latin America	115.9	130.7	30.3	40.3	1.8	1.2	10.8	12.1	-	-
Greater China	78.2	82.5	10.6	13.2	5.7	4.6	3.0	4.4	-	-
Middle East and Africa	79.8	80.3	22.4	27.9	1.1	0.6	14.8	16.5	-	-
Total	$1,425.2	$1,501.0	$708.1	$1,110.4	$298.5	$251.9	$241.6	$305.8	$12.3	$-

Net sales at public exchange rates by geographic region for the six months ended June 30 are as follows:

	Global		Global		Global Healthcare
	Industrial		Institutional		and Life Sciences		Other		Corporate
(millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019

North America	$1,349.6	$1,383.8	$1,272.3	$1,552.3	$212.6	$203.2	$320.9	$354.8	$12.3	$-
Europe	589.8	582.8	248.6	300.7	292.1	257.4	105.0	125.1	-	-
Asia Pacific	368.4	373.1	106.0	115.2	23.9	8.2	33.2	36.0	-	-
Latin America	245.0	255.9	70.1	79.8	2.8	2.2	22.8	24.5	-	-
Greater China	152.4	149.9	22.0	24.1	9.2	7.4	7.2	8.5	-	-
Middle East and Africa	154.0	156.7	56.1	59.1	1.7	1.0	28.3	32.1	-	-
Total	$2,859.2	$2,902.2	$1,775.1	$2,131.2	$542.3	$479.4	$517.4	$581.0	$12.3	$-

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 53% and 54% of total during the six months ended June 30, 2020 and 2019, respectively.

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

	June 30	June 30
(millions)	2020	2019

Contract liability as of beginning of the year	$76.7	$67.7

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(76.7)	(67.7)

Increases due to billings excluding amounts recognized as revenue during the year ended	73.5	72.2
Business combinations	0.5	3.0

Contract liability as of end of period	$74.0	$75.2

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

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional and Global Healthcare and Life Sciences. The Company’s operating segments that do not meet the quantitative criteria to be separately reported have been combined into Other. The Company provides similar information for Other as the Company considers the information regarding its underlying operating segments as useful in understanding its consolidated results.

Comparability of Reportable Segments

The ChampionX business was previously recorded in the Global Energy reportable segment and has been reported in discontinued operations. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. The table below reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment, which is reported in the Global Industrial reportable segment. Also, in the first quarter of 2020, the Company announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare and Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the table reflects the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" columns of the table below.

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

The ChampionX business, which includes the direct revenues, operating expenses and certain other expenses directly attributable to the ChampionX business, is reflected in the Company’s historical financial statements as discontinued operations. Allocations of overhead expenses included in historical Upstream Energy segment results are reallocated to the remaining segments. These changes are presented in the “Discontinued operations and related allocation changes” columns in the table below.

The impact of the preceding changes on previously reported full year 2019 reportable segment net sales and operating income is summarized as follows:

	December 31, 2019
					Discontinued
	2019 Reported		Fixed	2019 Reported	Operations and	2019 Revised
	Valued at 2019	Segment	Currency	Valued at 2020	Related Allocation	Valued at 2020
(millions)	Management Rates	Change	Rate Change	Management Rates	Charges	Management Rates
Net Sales
Global Industrial	$5,569.9	$479.2	$(52.7)	$5,996.4	$(1.8)	$5,994.6
Global Institutional	5,235.5	(800.1)	(23.3)	4,412.1	-	4,412.1
Global Healthcare and Life Sciences	-	991.7	(12.7)	979.0	-	979.0
Upstream Energy	-	2,350.0	2.9	2,352.9	(2,352.9)	-
Global Energy	3,334.0	(3,334.0)	-	-	-	-
Other	907.5	313.2	(9.0)	1,211.7	-	1,211.7
Subtotal at fixed currency rates	15,046.9	-	(94.8)	14,952.1	(2,354.7)	12,597.4
Effect of foreign currency translation	(140.6)	-	94.8	(45.8)	10.4	(35.4)
Consolidated reported GAAP net sales	$14,906.3	$-	$-	$14,906.3	$(2,344.3)	$12,562.0

Operating Income
Global Industrial	$854.7	$133.4	$(7.5)	$980.6	$(77.9)	$902.7
Global Institutional	1,042.2	(93.4)	(1.5)	947.3	(7.5)	939.8
Global Healthcare and Life Sciences	-	136.7	(1.6)	135.1	(10.6)	124.5
Upstream Energy	-	188.2	(0.3)	187.9	(187.9)	-
Global Energy	379.1	(379.1)	-	-	-	-
Other	167.3	14.2	(0.9)	180.6	(13.6)	167.0
Corporate	(409.1)	-	1.2	(407.9)	128.2	(279.7)
Subtotal at fixed currency rates	2,034.2	-	(10.6)	2,023.6	(169.3)	1,854.3
Effect of foreign currency translation	(20.4)	-	10.6	(9.8)	0.7	(9.1)
Consolidated reported GAAP operating income	$2,013.8	$-	$-	$2,013.8	$(168.6)	$1,845.2

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Net Sales
Global Industrial	$1,475.6	$1,500.7	$2,919.2	$2,897.7
Global Institutional	722.4	1,112.5	1,794.5	2,132.7
Global Healthcare and Life Sciences	307.6	252.8	554.1	479.8
Other	247.1	306.2	524.7	580.9
Corporate	12.3	-	12.3	-
Subtotal at fixed currency rates	2,765.0	3,172.2	5,804.8	6,091.1
Effect of foreign currency translation	(79.3)	(3.1)	(98.5)	2.7
Consolidated reported GAAP net sales	$2,685.7	$3,169.1	$5,706.3	$6,093.8

Operating Income
Global Industrial	$283.0	$220.9	$489.6	$382.3
Global Institutional	(37.0)	234.4	145.4	409.2
Global Healthcare and Life Sciences	65.6	31.2	88.5	56.0
Other	21.3	41.8	42.9	67.5
Corporate	(126.7)	(62.7)	(181.3)	(136.1)
Subtotal at fixed currency rates	206.2	465.6	585.1	778.9
Effect of foreign currency translation	(14.2)	(1.2)	(16.9)	(0.9)
Consolidated reported GAAP operating income	$192.0	$464.4	$568.2	$778.0

The profitability of the Company’s operating segments is evaluated by management based on operating income.

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction, as discussed in Note 4. Corporate also includes intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 2, that are not allocated to the Company’s reportable segments.

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

Environmental Matters

The Company is currently participating in environmental assessments and remediation at approximately 30 locations, the majority of which are in the U.S., and environmental liabilities have been accrued reflecting management’s best estimate of future costs. Potential insurance reimbursements are not anticipated in the Company’s accruals for environmental liabilities.

Matters Related to Deepwater Horizon Incident Response

The Company previously disclosed that certain entities that would become subsidiaries of ChampionX upon completion of the Transaction and were named as defendants (collectively, the “COREXIT Defendants”) in several lawsuits relating to the supply of COREXITTM 9500, an oil dispersant product listed on the U.S. EPA National Contingency Plan Product Schedule, in connection with an oil spill following a catastrophic explosion and fire that began on April 20, 2010, on the Deepwater Horizon oil drilling platform operated by a subsidiary of BP plc in the Gulf of Mexico.

All of the lawsuits against the COREXIT Defendants were assumed by ChampionX on completion of the Transaction. Though the Company cannot predict the outcome of these lawsuits, the involvement it might have in these matters in the future, or the potential for future litigation, the Company currently believes that, following assumption of the lawsuits by ChampionX, future charges related to these lawsuits, if any, would not have a material adverse effect on the Company’s consolidated financial position.

18. NEW ACCOUNTING PRONOUNCEMENTS

Standards that are not yet adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

Simplifies the accounting for income taxes by removing certain exceptions to the general principles related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and recognition of deferred tax liabilities for outside basis differences. The new standard also simplifies the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the basis of goodwill.

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

January 1, 2020

The new standard changes the manner of how goodwill impairment losses are measured when the carrying amount of a reporting unit exceeds its fair value. Adoption of this standard will impact the financial statements to the extent the carrying amount of any of the Company's reporting units exceeds their fair values during future goodwill assessments.

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

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $14.2 million and $16.5 million as of June 30, 2020 and 2019, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	Six Months Ended
	June 30
(millions)	2020	2019

Beginning balance	$55.5	$52.4
Adoption of new standard	4.3	-
Bad debt expense (b)	47.1	10.9
Write-offs	(15.6)	(7.6)
Other (c)	(5.0)	(0.6)
Ending balance	$86.3	$55.1

(b)	Bad debt expense in 2020 reflects the impact of deteriorations and increased uncertainty in the macroeconomic outlook, primarily the Institutional customer base, as a result of the COVID-19 pandemic.
(c)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of June 30, 2020, and the related consolidated statements of income, comprehensive income, and equity for the three-month and six-month periods ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. As discussed in Note 4 to the accompanying consolidated interim financial statements, the Company has reflected the effects of discontinued operations. The accompanying December 31, 2019 consolidated balance sheet reflects this change.

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
August 6, 2020

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

Comparability of Results

ChampionX Transaction

On June 3, 2020, the Company completed the previously announced separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and all prior year balances have been revised accordingly to reflect continuing operations only.

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

Comparability of Reportable Segments

The ChampionX business was previously recorded in the Global Energy reportable segment and has been reported in discontinued operations. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. The table below reflects the elimination of the Global Energy reportable segment, creation of the Downstream operating segment which is reported in the Global Industrial reportable segment. Also, in the first quarter of 2020, we announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare and Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and exclude the results of our divested businesses from the twelve months prior to divestiture. In addition, as part of the separation, the Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These sales are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Goodwill

We had total goodwill of $5.8 billion and $5.6 billion as of June 30, 2020 and December 31, 2019, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Our reporting units are our operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, we would complete an interim goodwill assessment of a reporting unit’s goodwill prior to its next annual assessment.

During the second quarter of 2020, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using quantitative analyses consisting of discounted cash flow approaches that incorporated assumptions regarding future growth rates, terminal values, and discount rates. If the carrying value of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. The Company’s goodwill impairment assessment for 2020 indicated the estimated fair values of each of its reporting units exceeded their carrying amounts by significant margins.

OVERVIEW OF THE SECOND QUARTER ENDED JUNE 30, 2020

Sales Performance

When comparing second quarter 2020 against second quarter 2019, sales performance was as follows:

●	Reported net sales decreased 15% to $2,686 million, fixed currency sales and acquisition adjusted fixed currency sales decreased 13% and 14%, respectively.
●	Fixed currency sales for our Global Industrial segment decreased 2% to $1,476 million, acquisition adjusted fixed currency sales decreased 2%, as modest growth in Food & Beverage was more than offset by lower volumes in the other Industrial businesses.
●	Fixed currency sales for our Global Institutional segment decreased 35% to $722 million. Acquisition adjusted fixed currency sales decreased 36%, as very strong growth in Specialty was more than offset by a sharp decline in the in the Institutional businesses, which was impacted by depressed restaurant, lodging and entertainment facility demand due to the COVID-19 pandemic’s shutdown of travel and dining.
●	Fixed currency sales for our Global Healthcare and Life Sciences segment increased 22% to $308 million. Acquisition adjusted fixed currency sales also increased 20%, led by strong results due to increased sales due to COVID-19 pandemic in both the Healthcare and Life Sciences businesses.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other sales decreased 19% to $247 million, reflecting the impact of partial and full customer closures along with limited vendor access due to COVID-19 pandemic restrictions.

Financial Performance

When comparing second quarter 2020 against second quarter 2019, our financial performance was as follows:

●	Reported operating income decreased 59% to $192 million. Excluding the impact of special (gains) and charges from both 2020 and 2019 reported results, adjusted operating income decreased 42% and our adjusted fixed currency operating income decreased 39%.
●	Net income from continuing operations attributable to Ecolab decreased 62% to $129 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, our adjusted net income attributable to Ecolab decreased 50%.
●	Reported diluted EPS from continuing operations of $0.44 decreased 63%. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, adjusted diluted EPS decreased 49% to $0.65 in the second quarter of 2020.
●	Our reported tax rate was 9.5% during the second quarter of 2020, compared to 20.4% during the second quarter of 2019. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2020 and 2019 results, our adjusted tax rate was 20.5% during the second quarter of 2020, compared to 20.2% during the second quarter of 2019.

RESULTS OF OPERATIONS

Net Sales

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2020	2019	Change	2020	2019	Change
Product and equipment sales	$2,167.1	$2,560.0		$4,591.1	$4,919.8
Service and lease sales	518.6	609.1		1,115.2	1,174.0
Reported GAAP net sales	$2,685.7	$3,169.1	(15)%	$5,706.3	$6,093.8	(6)%
Effect of foreign currency translation	79.3	3.1		98.5	(2.7)
Non-GAAP fixed currency sales	$2,765.0	$3,172.2	(13)%	$5,804.8	$6,091.1	(5)%

Product and sold equipment revenue is generated from providing cleaning, sanitizing, water and energy products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2020 sales change are shown below:

	Second Quarter Ended	Six Months Ended
	June 30	June 30
(percent)	2020	2020
Volume	(16)%	(7)%
Price changes	2	2
Acquisition adjusted fixed currency sales change	(14)	(6)
Acquisitions and divestitures	1	1
Fixed currency sales change	(13)	(5)
Foreign currency translation	(2)	(1)
Reported GAAP net sales change	(15)%	(6)%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Second Quarter Ended				Six Months Ended
	June 30				June 30
	2020		2019		2020		2019
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,301.5		$1,422.1		$2,666.2		$2,762.7
Service and lease cost of sales	334.2		358.2		689.7		693.1
Reported GAAP COS and gross margin	$1,635.7	39.1%	$1,780.3	43.8%	$3,355.9	41.2%	$3,455.8	43.3%
Special (gains) and charges	27.0		7.8		36.1		11.4
Non-GAAP adjusted COS and gross margin	$1,608.7	40.1%	$1,772.5	44.1%	$3,319.8	41.8%	$3,444.4	43.5%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 39.1% and 43.8% for the second quarter of 2020 and 2019, respectively. Our reported gross margin for the first six months of 2020 and 2019 was 41.2 and 43.3%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 39.

Excluding the impact of special (gains) and charges within COS, second quarter 2020 adjusted gross margin was 40.1% and our adjusted gross margin for the first six months of 2020 was 41.8%. These percentages compared against a second quarter 2019 adjusted gross margin of 44.1% and an adjusted gross margin of 43.5% for the first six months of 2019.

Our adjusted gross margin decreased when comparing the second quarter of 2020 against the second quarter of 2019, and decreased compared to the first six months of 2020 and 2019, which was driven primarily by lower volume and unfavorable business mix which more than offset the benefits of pricing, cost savings actions and lower delivered product costs.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 29.4% and 29.7% for the second quarter and first six months of 2020, respectively, compared to 28.4% and 29.5% for the second quarter and first six months of 2019, respectively. The increased SG&A ratio to sales in the second quarter of 2020 was driven primarily by lower sales and increased bad debt expense, which more than offset the benefits from lower incentive compensation, discretionary expense and cost savings.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(millions)	2020	2019	2020	2019
Cost of sales
Restructuring activities	$2.6	$6.5	$5.6	$9.9
Acquisition and integration activities	2.2	1.3	2.6	1.5
Other	22.2	-	27.9	-
Cost of sales subtotal	27.0	7.8	36.1	11.4

Special (gains) and charges
Restructuring activities	0.3	19.8	4.5	50.9
Acquisition and integration activities	(2.6)	0.4	2.8	2.9
Disposal and impairment activities	44.7	-	45.9	-
Other	27.0	4.2	32.1	10.1
Special (gains) and charges subtotal	69.4	24.4	85.3	63.9

Operating income subtotal	96.4	32.2	121.4	75.3

Interest expense, net	0.7	-	0.7	0.2
Total special (gains) and charges	$97.1	$32.2	$122.1	$75.5

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring charges directly related to the ChampionX business have been recorded as discontinued operations, refer to Note 4.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. During the second quarter of 2019, we raised our goals for the Plan to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. We expect that the restructuring activities will be completed by the end of 2020, with total anticipated costs of $215 million ($165 million after tax), or $0.56 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $2.8 million ($2.4 million after tax), or $0.01 per diluted share and $9.1 million ($7.7 million after tax), or $0.03 per diluted share in the second quarter and first six months of 2020, respectively. The liability related to the Plan was $72.5 million as of the end of the second quarter of 2020. We have recorded $206.5 million ($158.6 million after tax), or $0.55 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities. Cash payments during 2020 related to Accelerate 2020 were $31.8 million.

The Plan has delivered $151 million of cumulative cost savings with estimated annual cost savings of $270 million in continuing operations by 2021.

Other Restructuring Activities

During the second quarter and first six months of 2020, we incurred restructuring charges of $0.1 million (less than $0.1 million after tax), or less than $0.01 per diluted share and $1.0 million ($0.6 million after tax), or less than $0.01 per diluted share, respectively, related to an immaterial restructuring plan. The charges primarily related to severance. Prior to 2018, we engaged in a number of restructuring plans. During the second quarter and first six months of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans commencing prior to 2018 was $6.1 million and $7.7 million as of June 30, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $2.4 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include ($2.6) million ($1.7 million after tax) or $0.01 per diluted share, and $2.8 million ($2.1 million after tax) or $0.01 per diluted share, in the second quarter and first six months of 2020, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees, and hedge activity. Acquisition and integration costs reported in product and equipment cost of sales of $2.6 million ($1.9 million after tax) or $0.01 per diluted share in the first six months of 2020, on the Consolidated Statement of Income relate to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. We also incurred $0.7 million ($0.5 million after tax) or less than $0.01 per diluted share, of interest expense in the first six months of 2020.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share, and $2.9 million ($2.1 million after tax) or less than $0.01 per diluted share, in the second quarter and first six months of 2019, respectively. Charges are related to Bioquell and the Anios acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share, on the Consolidated Statement of Income in the first six months of 2019 relate to the recognition of fair value step-up in the Bioquell inventory. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first six months of 2019.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $44.7 million ($44.1 million after tax) or $0.15 per diluted share, and $45.9 million ($45.0 million after tax) or $0.15 per diluted share in the second quarter and first six months of 2020, respectively. During the second quarter of 2020, we recorded a $28.6 million ($28.6 million after tax) or $0.10 per diluted share impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, we recorded charges of $16.1 million ($15.5 million after tax) or $0.06 per diluted share related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees. Further information related to the our disposal is included in Note 3.

Other

During the second quarter and first six months of 2020, we recorded charges of $26.5 million to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of $9.4 million. The specific COVID-19 pandemic charges of $1.1 million are recorded in product and equipment sales on the Consolidated Statement of Income, $5.8 million in service and lease sales on the Consolidated Statement of Income and $10.2 million in special (gains) and charges on the Consolidated Statement of Income. After tax-charges related to COVID-19 pandemic were $13.2 million or $0.05 per diluted share during the second quarter and first six months of 2020.

During the second quarter and first six months of 2020, we recorded special charges of $15.3 million ($10.5 million after tax) or $0.04 per diluted share and $21.0 million ($14.3 million after tax) or $0.05 per diluted share, respectively, recorded in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

Other special charges of $16.8 million ($12.6 million after tax) or $0.04 per diluted share and $21.9 million ($16.5 million after tax) or $0.06 per diluted share recorded in the second quarter and first six months of 2020, respectively, relate primarily to a specific legal reserve and related legal charges which are recorded in special (gains) and charges on the Consolidated Statement of Income.

During the second quarter and first six months of 2019, we recorded other special charges of $4.1 million ($3.1 million after tax) or $0.01 per diluted share and $10.0 million ($7.5 million after tax) or $0.03 per diluted share, respectively, which primarily related to legal charges.

Operating Income and Operating Income Margin

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP operating income	$192.0	$464.4	(59)%	$568.2	$778.0	(27)%
Special (gains) and charges	96.4	32.2		121.4	75.3
Non-GAAP adjusted operating income	288.4	496.6	(42)%	689.6	853.3	(19)%
Effect of foreign currency translation	14.2	1.2		16.9	0.9
Non-GAAP adjusted fixed currency operating income	$302.6	$497.8	(39)%	$706.5	$854.2	(17)%

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(percent)	2020	2019		2020	2019
Reported GAAP operating income margin	7.1%	14.7%		10.0%	12.8%
Non-GAAP adjusted operating income margin	10.7%	15.7%		12.1%	14.0%
Non-GAAP adjusted fixed currency operating income margin	10.9%	15.7%		12.2%	14.0%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 59% and 27% in the second quarter and first six months of 2020, respectively, versus the comparable periods of 2019. Our reported operating income for 2020 and 2019 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2020 and 2019 reported results, our adjusted operating income decreased 42% and 19% in the second quarter and first six months of 2020, respectively.

As shown in the previous table, foreign currency had a 3% and 2% impact on adjusted operating income growth for the second quarter and first six months of 2020, respectively. Foreign currency had a 4% impact on adjusted operating income growth for the second quarter and first six months of 2019.

Other (Income) Expense

Other income was $15.1 million and $20.9 million in the second quarter of 2020 and 2019, respectively. Other income was $30.5 million and $42.1 million in the first six months of 2020 and 2019, respectively. Other income decreased due to the return on pension assets and non-service costs of our pension obligations.

Interest Expense, Net

	Second Quarter Ended			Six Months Ended
	June 30			June 30

(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP interest expense, net	$58.7	$49.2	19%	$107.0	$98.5	9%
Special (gains) and charges	0.7	-		0.7	0.2
Non-GAAP adjusted interest expense, net	$58.0	$49.2	18%	$106.3	$98.3	8%

Reported net interest expense was $58.7 million and $49.2 million in the second quarter of 2020 and 2019, respectively. Reported net interest expense was $107.0 million and $98.5 million in the first six months of 2020 and 2019, respectively. The increase in net interest expense when comparing 2020 against 2019 was driven primarily by higher outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Second Quarter Ended		Six Months Ended
	June 30		June 30
(percent)	2020	2019	2020	2019

Reported GAAP tax rate	9.5%	20.4%	12.4%	16.4%
Tax rate impact of:
Special (gains) and charges	1.9	0.1	0.9	0.8
Discrete tax items	9.1	(0.3)	7.2	3.3
Non-GAAP adjusted tax rate	20.5%	20.2%	20.5%	20.5%

Our reported tax rate was 9.5% and 20.4% for the second quarter of 2020 and 2019, respectively, and 12.4% and 16.4% for the first six months of 2020 and 2019, respectively. The change in our tax rate for the second quarter and first six months of 2020 versus the comparable period of 2019 was driven primarily by discrete tax items and special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our effective tax rate, and discrete tax items are not necessarily consistent across periods. Further information related to special (gains) and charges is included in Note 2. Our tax rate is based on our interpretations of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net tax benefits related to discrete tax items of $22.5 million and $44.4 million in the second quarter and first six months of 2020, respectively. Share-based compensation excess tax benefit contributed $23.3 million and $45.6 million in the second quarter and first six months of 2020, respectively. Additionally, we recognized expense of $0.6 million and $4.5 million primarily related to the filing of prior year foreign tax returns and other income tax adjustments in the second quarter and first six months of 2020, respectively. The remaining discrete expense of $0.2 million and benefit of $3.3 million was due to the accrual of interest on uncertain tax positions offset by reserve released during the quarter and the first six months of 2020, respectively.

We recognized total net tax expense related to discrete tax items of $1.2 million and net benefits of $26.2 million in the second quarter and first six months of 2019, respectively. Share-based compensation excess tax benefit contributed $13.0 million and $31.5 million in the second quarter and first six months of 2019, respectively. We also recognized expense of $6.2 million and $1.1 million in the second quarter and first six months of 2019, respectively, due to issuance of technical guidance during the quarter related to the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, we recognized expense of $10.2 million in the second quarter and first six months of 2019 due to issuance of technical guidance during the quarter related to the calculation of foreign tax credits. The remaining discrete benefit was primarily related to changes in tax rates in non-U.S. jurisdictions.

Net Income from Continuing Operations Attributable to Ecolab

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP net income from continuing operations attributable to Ecolab	$128.9	$343.4	(62)%	$420.9	$595.0	(29)%
Adjustments:
Special (gains) and charges, after tax	83.3	25.2		101.8	57.1
Discrete tax net expense (benefit)	(22.5)	1.2		(44.4)	(26.2)
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$189.7	$369.8	(49)%	$478.3	$625.9	(24)%

Diluted EPS from Continuing Operations

	Second Quarter Ended			Six Months Ended
	June 30			June 30
(dollars)	2020	2019	Change	2020	2019	Change
Reported GAAP diluted EPS from continuing operations	$0.44	$ 1.18	(63)%	$1.44	$ 2.04	(29)%
Adjustments:
Special (gains) and charges	0.29	0.09		0.35	0.20
Discrete tax net expense (benefit)	(0.08)	-		(0.15)	(0.09)
Non-GAAP adjusted diluted EPS from continuing operations	$0.65	$ 1.27	(49)%	$1.64	$ 2.14	(23)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.04 and $0.05 per share on diluted EPS for the second quarter and first six months of 2020, respectively, when compared to the comparable periods of 2019.

DISCONTINUED OPERATIONS

The ChampionX business met the criteria to be reported as discontinued operations and the historical results of ChampionX, including the results of operations, are reported as discontinued operations for all periods presented. The net loss from discontinued operations, net of tax was $2,163.9 million and $2,172.5 million in the second quarter and first six months of 2020, respectively. Net income from discontinued operations, net of tax was $25.2 million and $70.1 million in the second quarter and first six months of 2019, respectively.

In connection with the ChampionX Separation, Ecolab received cash of $527 million and $1,051 million of non-cash consideration of approximately 5.0 million shares of Ecolab common stock for the ChampionX net assets, including CTA, of $3,717, resulting in a loss.

Special (gains) and charges of $2,186.1 million and $2,222.7 million in the second quarter and first six months of 2020, respectively primarily relate to the loss on separation, transaction fees, and other professional fees incurred to support the Transaction. Special (gains) and charges of $20.8 million and $20.3 million in the second quarter and first six months of 2019, respectively, primarily relate to restructuring charges and transaction fees and other professional fees incurred to support the Transaction.

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

Fixed currency net sales and operating income for the second quarter and first six months of 2020 and 2019 for our reportable segments are shown in the following tables.

Net Sales	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2020	2019	Change	2020	2019	Change
Global Industrial	$1,475.6	$1,500.7	(2)%	$2,919.2	$2,897.7	1%
Global Institutional	722.4	1,112.5	(35)	1,794.5	2,132.7	(16)
Global Healthcare and Life Sciences	307.6	252.8	22	554.1	479.8	15
Other	247.1	306.2	(19)	524.7	580.9	(10)
Corporate	12.3	-	100	12.3	-	100
Subtotal at fixed currency	2,765.0	3,172.2	(13)	5,804.8	6,091.1	(5)
Effect of foreign currency translation	(79.3)	(3.1)		(98.5)	2.7
Consolidated reported GAAP net sales	$2,685.7	$3,169.1	(15)%	$5,706.3	$6,093.8	(6)%

Operating Income	Second Quarter Ended			Six Months Ended
	June 30			June 30
(millions)	2020	2019	Change	2020	2019	Change
Global Industrial	$283.0	$220.9	28%	$489.6	$382.3	28%
Global Institutional	(37.0)	234.4	(116)	145.4	409.2	(64)
Global Healthcare and Life Sciences	65.6	31.2	110	88.5	56.0	58
Other	21.3	41.8	(49)	42.9	67.5	(36)
Corporate	(126.7)	(62.7)		(181.3)	(136.1)
Subtotal at fixed currency	206.2	465.6	(56)	585.1	778.9	(25)
Effect of foreign currency translation	(14.2)	(1.2)		(16.9)	(0.9)
Consolidated reported GAAP operating income	$192.0	$464.4	(59)%	$568.2	$778.0	(27)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Second Quarter Ended
	June 30
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,475.6	$(8.7)	$1,466.9	$1,500.7	$(0.2)	$1,500.5
Global Institutional	722.4	(12.9)	709.5	1,112.5	-	1,112.5
Global Healthcare and Life Sciences	307.6	(5.8)	301.8	252.8	(0.4)	252.4
Other	247.1	(0.7)	246.4	306.2	-	306.2
Corporate	12.3	(12.3)	-	-	-	-
Subtotal at fixed currency	2,765.0	(40.4)	2,724.6	3,172.2	(0.6)	3,171.6
Effect of foreign currency translation	(79.3)			(3.1)
Total reported net sales	$2,685.7			$3,169.1

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$283.0	$(1.0)	$282.0	$220.9	$0.2	$221.1
Global Institutional	(37.0)	(0.8)	(37.8)	234.4	-	234.4
Global Healthcare and Life Sciences	65.6	(0.1)	65.5	31.2	-	31.2
Other	21.3	(0.4)	20.9	41.8	0.1	41.9
Corporate	(30.3)	-	(30.3)	(30.5)	-	(30.5)
Non-GAAP adjusted fixed currency operating income	302.6	(2.3)	300.3	497.8	0.3	498.1
Special (gains) and charges	96.4			32.2
Subtotal at fixed currency	206.2			465.6
Effect of foreign currency translation	(14.2)			(1.2)
Total reported operating income	$192.0			$464.4

	Six Months Ended
	June 30
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$2,919.2	(8.8)	$2,910.4	$2,897.7	(0.7)	$2,897.0
Global Institutional	1,794.5	(27.1)	1,767.4	2,132.7	-	2,132.7
Global Healthcare and Life Sciences	554.1	(15.4)	538.7	479.8	(0.4)	479.4
Other	524.7	(1.1)	523.6	580.9	(0.1)	580.8
Corporate	12.3	(12.3)	-	-	-	-
Subtotal at fixed currency	5,804.8	(64.7)	5,740.1	6,091.1	(1.2)	6,089.9
Effect of foreign currency translation	(98.5)			2.7
Total reported net sales	$5,706.3			$6,093.8

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$489.6	(1.0)	$488.6	$382.3	0.1	$382.4
Global Institutional	145.4	(1.5)	143.9	409.2	-	409.2
Global Healthcare and Life Sciences	88.5	0.6	89.1	56.0	-	56.0
Other	42.9	(0.1)	42.8	67.5	0.1	67.6
Corporate	(59.9)	-	(59.9)	(60.8)	-	(60.8)
Non-GAAP adjusted fixed currency operating income	706.5	(2.0)	704.5	854.2	0.2	854.4
Special (gains) and charges	121.4			75.3
Subtotal at fixed currency	585.1			778.9
Effect of foreign currency translation	(16.9)			(0.9)
Total reported operating income	$568.2			$778.0

Unless otherwise noted, the following segment performance commentary compares the second quarter and first six months of 2020 against the second quarter and first six months of 2019.

Global Industrial

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$1,475.6	$1,500.7	$2,919.2	$2,897.7
Sales at public currency (millions)	1,425.2	1,501.0	2,859.2	2,902.2

Volume	(4)%		(1)%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	(2)%		0%
Acquisitions and divestitures	1%		0%
Fixed currency sales change	(2)%		1%
Foreign currency translation	(3)%		(2)%
Public currency sales change	(5)%		(1)%

Operating income at fixed currency (millions)	$283.0	$220.9	$489.6	$382.3
Operating income at public currency (millions)	272.3	220.9	477.1	382.9

Fixed currency operating income change	28%		28%
Fixed currency operating income margin	19.2%	14.7%	16.8%	13.2%
Acquisition adjusted fixed currency operating income change	28%		28%
Acquisition adjusted fixed currency operating income margin	19.2%	14.7%	16.8%	13.2%
Public currency operating income change	23%		25%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial decreased in the second quarter and first six months of 2020, as lower volume more than offset pricing. In the second quarter and first six months, declines in North America more than offset gains in other regions.

At an operating segment level, Water fixed currency sales decreased 5% in the second quarter of 2020 and 2% in the first six months of 2020. Globally, our light industry water treatment sales declined modestly as gains in commercial building accounts were more than offset by the impact of plant closures at transportation customers in the quarter. Heavy industry sales declined moderately as the COVID-19 pandemic impact on primary metals and chemical production hurt sales. Mining declined modestly as gains in precious metals and fertilizers were more than offset by weak coal and alumina markets. Food & Beverage fixed currency sales increased 5% in both the second quarter of 2020 and in the first six months of 2020, led by new business wins and pricing. Globally, we saw strong growth in food with modest gains in dairy and protein. Beverage and brewing businesses declined. Downstream fixed currency sales decreased 9% in the second quarter of 2020 and 2% in the first six months of 2020 as steady petrochemical demand was more than offset by the negative impact of lower global transportation fuel demand on refineries. Paper fixed currency sales were flat in the second quarter of 2020 and increased 1% in the first six months of 2020, as new business generation and good trends in packaging and tissue were offset by graphic paper declines.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the second quarter and first six months of 2020.

Acquisition adjusted fixed currency operating income margins increased 4.5 and 3.6 percentage points during the second quarter and first six months of 2020, respectively, and were positively impacted approximately 4.9 and 3.5 percentage points by lower discretionary spending, pricing and cost savings initiatives, which more than offset the 0.5 and 0.2 percentage point negative impact of lower volume during the second quarter and first six months of 2020, respectively.

Global Institutional

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$722.4	$1,112.5	$1,794.5	$2,132.7
Sales at public currency (millions)	708.1	1,110.4	1,775.1	2,131.2

Volume	(38)%		(18)%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	(36)%		(17)%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	(35)%		(16)%
Foreign currency translation	(1)%		(1)%
Public currency sales change	(36)%		(17)%

Operating income at fixed currency (millions)	$(37.0)	$234.4	$145.4	$409.2
Operating income at public currency (millions)	(37.8)	233.6	143.9	408.2

Fixed currency operating income change	(116)%		(64)%
Fixed currency operating income margin	(5.1)%	21.1%	8.1%	19.2%
Acquisition adjusted fixed currency operating income change	(116)%		(65)%
Acquisition adjusted fixed currency operating income margin	(5.3)%	21.1%	8.1%	19.2%
Public currency operating income change	(116)%		(65)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional decreased in the second quarter and first six months of 2020, driven by a decline in the Institutional business. At a regional level, the second quarter and first six months of 2020 fixed currency sales decreased in all major regions.

At an operating segment level, Institutional fixed currency sales decreased 50% and 26% in the second quarter and first six months of 2020, respectively, reflecting strong hand and surface hygiene sales that were more than offset by mandated reductions for in-unit dining and domestic and international travel that significantly impacted foot traffic at full-service restaurants, occupancy rates at hotels and a reduction of customer visits to other entertainment facilities through the quarter. In addition, distributors reduced inventories in the second quarter of 2020. All regions showed significant declines. Specialty fixed currency sales increased 15% (9% acquisition adjusted) and 17% (12% acquisition adjusted) in the second quarter and first six months of 2020, respectively, led by very strong demand in the food retail sector, which more than offset modest declines in quickservice sales due to customer store closures in International markets, the slow return to dine-in in North America and some inventory destocking following the initial surge of cleaning and sanitizing orders in the first quarter.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for our Global Institutional segment in the second quarter and first six months of 2020.

Acquisition adjusted fixed currency operating income margins decreased 26.4 and 11.1 percentage points during the second quarter and first six months of 2020, respectively. Margins were negatively impacted approximately 30.4 and 13.4 percentage points in the second quarter and first six months of 2020, respectively, from significant volume declines, reduced operating leverage, unfavorable mix and higher bad debt, which more than offset the 4.4 percentage point positive impact from lower discretionary spending and cost savings initiatives during the second quarter of 2020, and the 2.8 percentage point positive impact from improved pricing and cost savings initiatives during the first six months of 2020.

Global Healthcare and Life Sciences

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$307.6	$252.8	$554.1	$479.8
Sales at public currency (millions)	298.5	251.9	542.3	479.4

Volume	18%		11%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	20%		12%
Acquisitions and divestitures	2%		3%
Fixed currency sales change	22%		15%
Foreign currency translation	(3)%		(2)%
Public currency sales change	18%		13%

Operating income at fixed currency (millions)	$65.6	$31.2	$88.5	$56.0
Operating income at public currency (millions)	63.0	31.0	85.5	55.8

Fixed currency operating income change	110%		58%
Fixed currency operating income margin	21.3%	12.3%	16.0%	11.7%
Acquisition adjusted fixed currency operating income change	110%		59%
Acquisition adjusted fixed currency operating income margin	21.7%	12.4%	16.5%	11.7%
Public currency operating income change	103%		53%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Healthcare and Life Sciences increased in the second quarter and first six months of 2020, driven by volume gains. At a regional level, the second quarter and first six months of 2020 fixed currency sales increased in all regions.

At an operating segment level, Healthcare fixed currency sales increased 15% (12% acquisition adjusted) and 11% (7% acquisition adjusted) in the second quarter and first six months of 2020, respectively, as strong COVID-19 pandemic-related hand and surface disinfection sales growth more than offset the unfavorable effects of delayed elective surgical procedures. Life Sciences fixed currency sales increased 52% (53% acquisition adjusted) and 39% (36% acquisition adjusted) in the second quarter and first six months of 2020, respectively, driven by significant demand for our Bioquell biodecontamination systems due to COVID-19 pandemic concerns, business wins and an apparent moderate inventory build by customers.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare and Life Sciences segment increased in the second quarter and first six months of 2020.

Acquisition adjusted fixed currency operating income margins increased 9.3 and 4.8 percentage points during the second quarter and first six months of 2020, respectively. Strong volume gains, favorable mix, lower discretionary spending and improved pricing impacted margins by approximately 9.3 and 5.8 percentage points during the second quarter and first six months of 2020, respectively, which more than offset reduced operating leverage and lower efficiency due to the Healthcare product recall remediation which negatively impacted margins by 0.5 percentage points during the first six months of 2020.

Other

	Second Quarter Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$247.1	$306.2	$524.7	$580.9
Sales at public currency (millions)	241.6	305.8	517.4	581.0

Volume	(21)%		(11)%
Price changes	2%		2%
Acquisition adjusted fixed currency sales change	(20)%		(10)%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	(19)%		(10)%
Foreign currency translation	(2)%		(1)%
Public currency sales change	(21)%		(11)%

Operating income at fixed currency (millions)	$21.3	$41.8	$42.9	$67.5
Operating income at public currency (millions)	20.8	41.8	42.4	67.5

Fixed currency operating income change	(49)%		(36)%
Fixed currency operating income margin	8.6%	13.7%	8.2%	11.6%
Acquisition adjusted fixed currency operating income change	(50)%		(37)%
Acquisition adjusted fixed currency operating income margin	8.5%	13.7%	8.2%	11.6%
Public currency operating income change	(50)%		(37)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in the second quarter and first six months of 2020 due to the impact of COVID-19 on partial and full customer closures along with limited vendor access. At a regional level, the second quarter and first six months of 2020 sales results impacted North America and Europe.

At an operating segment level, Pest Elimination fixed currency sales decreased 10% and 5% in the second quarter and first six months of 2020, respectively. Sales results reflect the partial and full customer closures along with limited vendor access policies due to pandemic restrictions hurt Pest Elimination service delivery and sales in North America and Europe through the quarter. Colloidal Technologies Group fixed currency sales decreased 22% and 12% in the second quarter and first six months of 2020, respectively. Textile Care fixed currency sales decreased 44% and 24% in the second quarter and first six months of 2020, respectively.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other decreased 5.2 and 3.4 percentage points during the second quarter and first six months of 2020, respectively. Lower volume, reduced operating leverage and unfavorable mix negatively impacted margins by approximately 8.5 and 6.1 percentage points for the second quarter and first six months of 2020, respectively. These margin declines were partially offset by lower discretionary spending, improved pricing and cost savings initiatives which positively impacted margins by approximately 4.1 and 3.2 percentage points for the second quarter and first six months of 2020, respectively.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 43 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 4, intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 39.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $18.1 billion as of June 30, 2020 compared to total assets of $20.9 billion as of December 31, 2019. The decrease in total assets reflects the separation of ChampionX.

Total liabilities were $12.2 billion as of June 30, 2020 compared to total liabilities of $12.1 billion as of December 31, 2019. Total debt was $7.3 billion as of June 30, 2020 and $6.4 billion as of December 31, 2019. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2020	2019
(ratio)
Net debt to EBITDA	2.4	2.7

(millions)
Total debt	$7,286.9	$7,056.1
Cash	1,369.0	15.7
Net debt	$5,917.9	$7,040.4

Net income including noncontrolling interest	$1,270.5	$1,333.1
Provision for income taxes	231.1	301.1
Interest expense, net	199.1	207.5
Depreciation	580.8	554.0
Amortization	205.9	199.5
EBITDA	$2,487.4	$2,595.2

Cash Flows

Operating Activities

	Six Months Ended
	June 30
(millions)	2020	2019	Change
Cash provided by operating activities	$640.2	$764.3	$(124.1)

We continue to generate cash flow from operations, amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $124 million in the first six months of 2020 compared to the first six months of 2019, driven primarily by a $172 million reduction in net income from continuing operations including noncontrolling interest and $40 million in net cash payment for restructuring, partially offset by $67 million due to favorable fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by lower sales volume, partially offset by lower accounts receivable and inventory turnover.

Investing Activities

	Six Months Ended
	June 30
(millions)	2020	2019	Change
Cash used for investing activities	$(689.7)	$(623.9)	$(65.8)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first six months of 2020 and 2019, was $431 million and $288 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $251 million and $341 million in the second quarter of 2020 and 2019, respectively.

Financing Activities

	Six Months Ended
	June 30
(millions)	2020	2019	Change
Cash provided by (used for) financing activities	$720.6	$(473.7)	$1,194.3

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $750 million par value and received $769 million in proceeds of long-term debt in the first six months of 2020. We repaid $300 million and $400 million of long-term debt in the first six months of 2020 and 2019, respectively. The proceeds received from the debt issuances will be used for repayment of commercial paper and general corporate purposes. In addition, we had net issuances of commercial paper of $454 million and $434 million in the second quarter of 2020 and 2019, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $105 million and $348 million of shares in the first six months of 2020 and 2019, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Six Months Ended
	June 30
(millions)	2020	2019	Change
Net issuances of commercial paper and notes payable	$454.4	$434.4	$20.0
Long-term debt borrowings	768.9	-	768.9
Long-term debt repayments	(300.0)	(400.0)	100.0

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

As of June 30, 2020, we had $1,369 million of cash and cash equivalents on hand, of which $194 million was held outside of the U.S. We have increased our available cash on hand during the second quarter to meet current and any future potential operational cash needs as a result of COVID-19 pandemic. We will continue to evaluate our cash position in light of future developments.

As of June 30, 2020, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the second quarter of 2020, we had $314 million (€283 million) of commercial paper outstanding under our Euro program and $203 million outstanding under our U.S. program. There were no borrowings under our credit facility as of June 30, 2020 or 2019. As of June 30, 2020, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

As of June 30, 2020, we have a $500 million 364-day revolving credit agreement to be used for general corporate purposes with a diverse syndicate of banks to provide for further liquidity over the next twelve months in response to the coronavirus pandemic. There were no borrowings under this revolving credit agreement as of June 30, 2020. In addition, we executed a $305 million term credit agreement in April 2020, which we drew on and repaid $303 million during the second quarter of 2020.

Our long-term debt issuance and repayment activity through the first six months of 2020 and 2019 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2019 disclosed total notes payable and long-term debt due within one year of $326 million. As of June 30, 2020, the total notes payable and long-term debt due within one year decreased to $18 million. The commercial paper outstanding as of June 30, 2020 increased to $517 million. The commercial paper outstanding as of December 31, 2019 was $55 million.

Our gross liability for uncertain tax positions was $26 million as of June 30, 2020 and $28 million as of December 31, 2019. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets, while industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic. As the spread of the pandemic continues, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world. We anticipate continued adverse impacts and disruptions in our restaurant, hospitality and entertainment-related business operations, with modest impact on our Industrial segment businesses and limited or no adverse impacts on certain other parts of our business, supply chain and business continuity plans from COVID-19 restrictions; certain of our business will benefit from increased cleaning and sanitizing product demand. The ongoing effects of the global COVID-19 outbreak could result in a global recession.

We anticipate a reduction to our 2020 results of operations and operating cash flows versus prior year levels due to lower market demand, but we are not yet able to estimate the full impact of the coronavirus outbreak as it continues to spread globally. While we continue to provide cleaning, disinfection programs and increased sanitizing protocols in response to the COVID-19 pandemic in healthcare, quick-service and food and beverage plant customers, we anticipate products and services provided to the full-service restaurant, hospitality, lodging and entertainment industries will continue to be negatively impacted in the upcoming quarter due to the regulatory and organizational mandates that have been put in place. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other ongoing cost initiatives.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first six months of 2020, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the second quarter represented less than 1% of our consolidated assets.

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

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the effects of the COVID-19 pandemic; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; impact of tax reform; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; and implementation of ERP system upgrade.

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

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects of the coronavirus (COVID-19) pandemic; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; potential information technology infrastructure failures or breaches in data security; our ability to attract, retain and develop high caliber management talent to lead our business; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, to the manufacture, storage, distribution, sale and use of our products and to labor and employment, as well as to the conduct of our business generally; the occurrence of litigation or claims, including class action lawsuits; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with the covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period April 1 through June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We are continuing our implementation of our enterprise resource planning (“ERP”) system upgrades, which are expected to occur in phases over the next several years. These upgrades, which include supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. We also made changes to our system in order to support our separation of the ChampionX business. These upgrades of the ERP systems will affect the processes that constitute our internal control over financial reporting and will require testing for effectiveness.

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

The discussion below provides updates and additions to the risk factors and should be read together with the full list of risk factors set forth in the Form 10-K.

The COVID-19 pandemic has materially and adversely impacted, and we expect will continue to materially and adversely impact, our business.

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality, and travel industries. Preventative measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) have significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the U.S., could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our business and results of operations. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations and financial condition, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it, the possibility of subsequent widespread outbreaks, and the impact of actions taken in response. In addition to the reduction in the demand for our products and services, the COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

●	We rely on a global workforce, and our business demands we take measures to protect the health and safety of our employees, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. We have taken additional measures and incurred additional expenses to protect the health and safety of our employees to comply with applicable government requirements and safety guidance. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions, or other restrictions or measures responsive to the pandemic, or if members of senior management or our Board of Directors are unable to perform their duties for an extended period of time. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our employee base, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

●	A significant number of our employees as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cyber risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
April 1-30, 2020	12,760		$198.3050		-		6,432,246
May 1-31, 2020	11,484		190.3743		-		6,432,246
June 1-30, 2020	23,152		215.1860		-		6,432,246
Total	47,396	(4)	$204.6294		-		6,432,246

(1)	Includes 47,396 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

(4)	On June 3, 2020, the Company effected the split-off of ChampionX through an offer to exchange (the “Exchange Offer”) all shares of ChampionX common stock owned by Ecolab for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted 4,955,552 shares of Ecolab common stock in exchange for approximately 122.2 million shares of ChampionX common stock. In the Merger, each outstanding share of ChampionX common stock was converted into the right to receive one share of Apergy common stock, and ChampionX survived the Merger as a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy). These shares involved in the exchange are not purchased shares and are not included in the table above.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.2 million during the subsidiary’s fiscal second quarter ended May 31, 2020. The net profit before taxes associated with these sales were nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited.

The Rhum sales were a part of the ChampionX Business conducted by a non-U.S. subsidiary of the Company prior to the June 3, 2020 completion of the ChampionX transaction described in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q and, as a result of such transaction, sales made on and after such date, if any, would be under the purview of ChampionX Corporation.

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

ECOLAB INC.

Date: August 6, 2020	By:	/s/ Scott D. Kirkland

Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)