Form 10-Q
period 2020-09-30
ECOLAB INC.
filed 2020-10-30
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of September 30, 2020: 285,445,183 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share amounts)	2020	2019	2020	2019

Product and equipment sales	$2,426.4	$2,591.8	$7,017.5	$7,511.6
Service and lease sales	592.2	632.2	1,707.4	1,806.2
Net sales	3,018.6	3,224.0	8,724.9	9,317.8
Product and equipment cost of sales	1,405.4	1,413.0	4,071.6	4,175.7
Service and lease cost of sales	364.2	367.9	1,053.9	1,061.0
Cost of sales (including special charges (a))	1,769.6	1,780.9	5,125.5	5,236.7
Selling, general and administrative expenses	802.6	869.2	2,499.5	2,665.3
Special (gains) and charges	35.0	24.9	120.3	88.8
Operating income	411.4	549.0	979.6	1,327.0
Other (income) expense	(15.1)	(20.8)	(45.6)	(62.9)
Interest expense, net (b)	134.8	46.1	241.8	144.6
Income before income taxes	291.7	523.7	783.4	1,245.3
Provision for income taxes	42.4	83.4	103.5	202.1
Net income from continuing operations, including noncontrolling interest	249.3	440.3	679.9	1,043.2
Net income from continuing operations attributable to noncontrolling interest	3.1	4.4	12.8	12.3
Net income from continuing operations attributable to Ecolab	246.2	435.9	667.1	1,030.9
Net (loss) income from discontinued operations, net of tax (Note 4) (c)	-	28.3	(2,172.5)	98.4
Net (loss) income attributable to Ecolab	$246.2	$464.2	$(1,505.4)	$1,129.3

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 0.86	$ 1.51	$ 2.32	$ 3.58
Discontinued operations	$ -	$ 0.10	$ (7.56)	$ 0.34
Earnings (loss) attributable to Ecolab	$ 0.86	$ 1.61	$ (5.24)	$ 3.92
Diluted
Continuing operations	$ 0.85	$ 1.49	$ 2.29	$ 3.52
Discontinued operations	$ -	$ 0.10	$ (7.47)	$ 0.34
Earnings (loss) attributable to Ecolab	$ 0.85	$ 1.59	$ (5.18)	$ 3.86

Weighted-average common shares outstanding
Basic	285.4	288.1	287.5	288.0
Diluted	288.4	292.8	290.8	292.5

(a)	Cost of sales includes special (gains) and charges, net of $9.5 and $11.4 in the third quarter of 2020 and 2019, respectively, and $45.6 and $22.8 in the first nine months of 2020 and 2019, respectively, which is recorded in product and equipment cost of sales.
(b)	Interest expense, net includes special charges of $83.1 in the third quarter of 2020 and $83.8 and $0.2 in the first nine months of 2020 and 2019, respectively.
(c)	Net income from discontinued operations, net of tax includes noncontrolling interest of $0.7 in the third quarter of 2019 and $2.2 and $0.3 in the first nine months of 2020 and 2019, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019

Net (loss) income attributable to Ecolab	$246.2	$464.2	$(1,505.4)	$1,129.3
Net income from continuing operations attributable to noncontrolling interest	3.1	4.4	12.8	12.3
Net income from discontinued operations attributable to noncontrolling interest	-	0.7	2.2	0.3
Net (loss) income attributable to Ecolab, including noncontrolling interest	$249.3	$469.3	$(1,490.4)	$1,141.9

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	165.9	(73.5)	4.7	(102.7)
Separation of ChampionX	-	-	229.9	-
(Loss) gain on net investment hedges	(83.4)	20.9	(87.4)	37.0
Total foreign currency translation adjustments	82.5	(52.6)	147.2	(65.7)

Derivatives and hedging instruments	(19.1)	(0.9)	(14.1)	(2.9)

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	(18.5)	5.8	12.0	9.2
Total pension and postretirement benefits	(18.5)	5.8	12.0	9.2

Subtotal	44.9	(47.7)	145.1	(59.4)

Total comprehensive income (loss), including noncontrolling interest	294.2	421.6	(1,345.3)	1,082.5
Comprehensive income attributable to noncontrolling interest	27.1	5.7	15.0	15.0
Comprehensive income (loss) attributable to Ecolab	$267.1	$415.9	$(1,360.3)	$1,067.5

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	September 30	December 31
(millions, except per share amounts)	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$1,034.7	$118.8
Accounts receivable, net	2,320.7	2,382.0
Inventories	1,287.8	1,081.6
Other current assets	348.8	295.2
Current assets of discontinued operations	-	950.8
Total current assets	4,992.0	4,828.4
Property, plant and equipment, net	3,146.2	3,228.3
Goodwill	5,958.0	5,569.1
Other intangible assets, net	3,023.4	2,927.5
Operating lease assets	433.9	466.7
Other assets	543.6	516.3
Long-term assets of discontinued operations	-	3,332.8
Total assets	$18,097.1	$20,869.1

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$247.3	$380.5
Accounts payable	1,108.4	1,075.3
Compensation and benefits	456.0	565.7
Income taxes	53.3	136.9
Other current liabilities	1,241.4	1,110.7
Current liabilities of discontinued operations	-	361.5
Total current liabilities	3,106.4	3,630.6
Long-term debt	6,667.7	5,973.1
Postretirement health care and pension benefits	1,081.2	1,084.4
Deferred income taxes	580.6	537.3
Operating lease liabilities	310.7	346.0
Other liabilities	301.1	269.8
Long-term liabilities of discontinued operations	-	302.1
Total liabilities	12,047.7	12,143.3
Commitments and contingencies (Note 17)

Equity (a)
Common stock	362.1	359.6
Additional paid-in capital	6,177.3	5,907.1
Retained earnings	8,079.9	9,993.7
Accumulated other comprehensive loss	(1,945.9)	(2,089.7)
Treasury stock	(6,658.7)	(5,485.4)
Total Ecolab shareholders’ equity	6,014.7	8,685.3
Noncontrolling interest	34.7	40.5
Total equity	6,049.4	8,725.8
Total liabilities and equity	$18,097.1	$20,869.1

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.4 shares outstanding at September 30, 2020 and 288.4 shares outstanding at December 31, 2019. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30
(millions)	2020	2019

OPERATING ACTIVITIES
Net (loss) income including noncontrolling interest	$(1,490.4)	$1,141.9
Less: Net (loss) income from discontinued operations including noncontrolling interest	(2,170.3)	98.7
Net income from continuing operations including noncontrolling interest	$679.9	$1,043.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	443.1	423.9
Amortization	162.1	155.1
Deferred income taxes	(16.6)	34.9
Share-based compensation expense	65.1	67.7
Pension and postretirement plan contributions	(50.1)	(164.0)
Pension and postretirement plan expense	27.9	10.7
Restructuring charges, net of cash paid	(9.4)	25.4
Debt refinancing	77.1	-
Other, net	44.2	11.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	98.5	(118.3)
Inventories	(176.1)	(42.2)
Other assets	(22.4)	(115.0)
Accounts payable	11.8	(3.5)
Other liabilities	(243.1)	(30.0)
Cash provided by operating activities - continuing operations	1,092.0	1,299.0
Cash provided by operating activities - discontinued operations	118.4	300.7
Cash provided by operating activities	1,210.4	1,599.7

INVESTING ACTIVITIES
Capital expenditures	(362.3)	(504.3)
Property and other assets sold	2.5	6.9
Acquisitions and investments in affiliates, net of cash acquired	(487.0)	(386.6)
Divestiture of businesses	55.4	6.8
Other, net	(4.5)	(3.9)
Cash used for investing activities - continuing operations	(795.9)	(881.1)
Cash provided by (used for) investing activities - discontinued operations	443.2	(48.1)
Cash used for investing activities	(352.7)	(929.2)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	165.5	149.5
Long-term debt borrowings	1,855.9	-
Long-term debt repayments	(1,570.0)	(400.6)
Reacquired shares	(124.6)	(348.6)
Dividends paid	(421.8)	(416.1)
Exercise of employee stock options	199.7	171.7
Acquisition related liabilities and contingent consideration	(3.5)	(1.5)
Debt refinancing	(77.1)	-
Other, net	6.2	1.0
Cash provided by (used for) financing activities - continuing operations	30.3	(844.6)
Cash used for financing activities - discontinued operations	(1.6)	(2.9)
Cash provided by (used for) financing activities	28.7	(847.5)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(38.1)	18.9

Increase (decrease) in cash, cash equivalents and restricted cash	848.3	(158.1)
Cash, cash equivalents and restricted cash, beginning of period - continuing operations (a)	118.8	230.1
Cash, cash equivalents and restricted cash, beginning of period - discontinued operations	67.6	63.9
Cash, cash equivalents and restricted cash, beginning of period (a)	186.4	294.0
Cash, cash equivalents and restricted cash, end of period - continuing operations (b)	1,034.7	58.3
Cash, cash equivalents and restricted cash, end of period - discontinued operations	-	77.6
Cash, cash equivalents and restricted cash, end of period (b)	$1,034.7	$135.9

(a)	Restricted cash was $179.3 as of December 31, 2018 and included in Other assets on the Consolidated Balance Sheet.
(b)	There was no restricted cash as of September 30, 2020 and 2019.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	Third Quarter Ended September 30, 2020 and 2019
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, June 30, 2019	$358.9	$5,815.7	$9,368.0	$(1,836.4)	$(5,480.8)	$8,225.4	$44.0	$8,269.4

Net income			464.2			464.2	5.1	469.3
Other comprehensive income (loss) activity				(48.3)		(48.3)	0.6	(47.7)
Cash dividends declared (b)			(132.5)			(132.5)	(5.0)	(137.5)
Stock options and awards	0.5	58.4			1.2	60.1		60.1
Reacquired shares					(1.2)	(1.2)		(1.2)
Balance, September 30, 2019	$359.4	$5,874.1	$9,699.7	$(1,884.7)	$(5,480.8)	$8,567.7	$44.7	$8,612.4

Balance, June 30, 2020	$362.0	$6,155.0	$7,967.8	$(1,989.7)	$(6,639.9)	$5,855.2	$35.0	$5,890.2

Net income			246.3			246.3	3.0	249.3
Other comprehensive income (loss) activity				43.8		43.8	1.1	44.9
Cash dividends declared (b)			(134.2)			(134.2)	(4.4)	(138.6)
Stock options and awards	0.1	22.3			1.1	23.5		23.5
Reacquired shares					(19.9)	(19.9)		(19.9)
Balance, September 30, 2020	$362.1	$6,177.3	$8,079.9	$(1,945.9)	$(6,658.7)	$6,014.7	$34.7	$6,049.4

	Nine Months Ended September 30, 2020 and 2019
(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2018	$357.0	$5,633.2	$8,909.5	$(1,761.7)	$(5,134.8)	$8,003.2	$50.4	$8,053.6

New accounting guidance adoption (a)			58.4	(61.2)		(2.8)		(2.8)
Net income			1,129.3			1,129.3	12.6	1,141.9
Other comprehensive income (loss) activity				(61.8)		(61.8)	2.4	(59.4)
Cash dividends declared (b)			(397.5)			(397.5)	(20.7)	(418.2)
Stock options and awards	2.4	240.9			2.6	245.9		245.9
Reacquired shares					(348.6)	(348.6)		(348.6)
Balance, September 30, 2019	$359.4	$5,874.1	$9,699.7	$(1,884.7)	$(5,480.8)	$8,567.7	$44.7	$8,612.4

Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	$(2,089.7)	$(5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (c)			(4.3)			(4.3)		(4.3)
Net (loss) income			(1,505.3)			(1,505.3)	14.9	(1,490.4)
Other comprehensive income (loss) activity				143.8		143.8	1.3	145.1
Cash dividends declared (b)			(404.2)			(404.2)	(16.2)	(420.4)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.2)	8.4
Stock options and awards	2.5	261.1			2.7	266.3		266.3
Reacquired shares					(124.6)	(124.6)		(124.6)
Balance, September 30, 2020	$362.1	$6,177.3	$8,079.9	$(1,945.9)	$(6,658.7)	$6,014.7	$34.7	$6,049.4

(a)	Upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.
(b)	Dividends declared per common share were $0.47 and $0.46 in the third quarter of 2020 and 2019, respectively and $1.41 and $1.38 in the first nine months of 2020 and 2019, respectively.
(c)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

Refer to Note 18 for additional information regarding adoption of new accounting guidance.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the third quarter ended September 30, 2020 and 2019 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

As discussed in Note 4 Discontinued Operations, the ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company reports the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all prior year balances have been revised accordingly to reflect continuing operations only.

Subsequent to the separation of ChampionX, effective the second quarter of 2020, the Company no longer reports the Upstream Energy segment, which previously held the ChampionX business. The Company is aligned into three reportable segments and Other.

Except for the changes due to adoption of the new accounting standards, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2019 reflects discontinued operations as discussed further in Note 4 but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2020 and the Company’s Current Report on Form 8-K, which was filed with the SEC on September 25, 2020 to reflect certain retrospective revisions relating to the ChampionX business as discontinued operations and the changes in the Company’s reportable segments described in Note 16.

With respect to the unaudited financial information of the Company for the third quarter ended September 30, 2020 and 2019 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated October 30, 2020 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Cost of sales
Restructuring activities	$1.0	$6.3	$6.6	$16.2
Acquisition and integration activities	1.5	5.1	4.1	6.6
Other	7.0	-	34.9	-
Cost of sales subtotal	9.5	11.4	45.6	22.8

Special (gains) and charges
Restructuring activities	26.9	19.3	31.4	70.2
Acquisition and integration activities	2.7	2.0	5.5	4.9
Disposal and impairment activities	-	-	45.9	-
Other	5.4	3.6	37.5	13.7
Special (gains) and charges subtotal	35.0	24.9	120.3	88.8

Operating income subtotal	44.5	36.3	165.9	111.6

Interest expense, net	83.1	-	83.8	0.2
Total special (gains) and charges	$127.6	$36.3	$249.7	$111.8

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below) and other restructuring (described on the following page). Restructuring activities and related costs have been included as a component of both cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring charges directly related to the ChampionX business were recorded as discontinued operations, refer to Note 4.

Accelerate 2020

During the third quarter of 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan is to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. In the third quarter of 2020, the Company expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. The Company now expects that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $275 million ($210 million after tax) over this period of time, when revised for continuing operations. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $27.9 million ($21.2 million after tax) and $37.0 million ($28.9 million after tax) in the third quarter and first nine months of 2020, respectively, primarily related to severance. The liability related to the Plan was $87.4 million as of the end of the third quarter of 2020. The Company has recorded $243.5 million ($187.5 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities. Cash payments during 2020 related to the Plan were $45.3 million.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 - 2019 Activity
Recorded expense	$182.5	$0.2	$14.7	$197.4
Net cash payments	(87.5)	1.2	(11.2)	(97.5)
Non-cash charges	-	(1.4)	(2.0)	(3.4)
Effect of foreign currency translation	(1.0)	-	-	(1.0)
Restructuring liability, December 31, 2019	94.0	-	1.5	95.5

2020 Activity
Recorded expense	34.1	-	2.9	37.0
Net cash payments	(41.9)	-	(3.4)	(45.3)
Non-cash charges	-	-	-	-
Effect of foreign currency translation	0.2	-	-	0.2
Restructuring liability, September 30, 2020	$86.4	$-	$1.0	$87.4

Other Restructuring Activities

During the first nine months of 2020, the Company incurred restructuring charges of $1.0 million ($0.6 million after tax), none of which was incurred during the third quarter, related to an immaterial restructuring plan. The charges are primarily related to severance. Prior to 2018, the Company engaged in a number of restructuring plans. During the third quarters and first nine months of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than Accelerate 2020 was $6.1 million and $7.7 million as of September 30, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $2.5 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.7 million ($2.3 million after tax) and $5.5 million ($4.3 million after tax) in the third quarter and first nine months of 2020, respectively. Charges are related to the Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.3 million after tax) and $4.1 million ($3.2 million after tax) on the Consolidated Statement of Income in the third quarter and first nine months of 2020, respectively, related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. The Company also incurred $0.7 million ($0.6 million after tax) of interest expense in the first nine months of 2020, none of which was incurred during the third quarter.

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

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $45.9 million ($45.0 million after tax) in the first nine months of 2020. During the second quarter of 2020, the Company recorded a $28.6 million ($28.6 million after tax) impairment for a minority equity method investment due to the impact of the economic environment and the liquidity of the minority equity method investment. In addition, the Company recorded charges of $17.3 million ($16.3 million after tax) in the first six months of 2020 related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees.

Further information related to the Company’s disposal is included in Note 3.

Other

During the third quarter and first nine months of 2020, the Company recorded charges of $4.1 million and $30.6 million, respectively, to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, the Company received subsidies and government assistance, which was recorded as a special (gain) of ($5.3) million and ($14.7) million during the third quarter and first nine months of 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statement of Income. After tax net charges (gains) related to the COVID-19 pandemic were ($0.9) million and $12.3 million during the third quarter and first nine months of 2020, respectively.

During the third quarter and first nine months of 2020, the Company recorded special charges of $5.2 million ($3.5 million after tax) and $26.2 million ($17.8 million after tax), respectively, in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

During the third quarter of 2020, the Company recorded special charges of $83.1 million ($64.0 million after tax) in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

Other special charges of $8.4 million ($7.2 million after tax) and $30.3 million ($23.7 million after tax), respectively, recorded in the third quarter and first nine months of 2020 relate primarily to a specific legal reserve and related legal charges which are recorded in special (gains) and charges on the Consolidated Statement of Income.

During the third quarter and first nine months of 2019, the Company recorded other special gains in special (gains) and charges on the Consolidated Statement of Income, of $3.6 million ($2.7 million after tax) and $13.7 million ($10.3 million after tax), respectively, which primarily related to legal charges.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired.

Acquisitions during the first nine months of 2020 and 2019 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

CID Lines Acquisition

On May 11, 2020, the Company acquired CID Lines for total consideration of $506.9 million in cash. CID Lines had annualized pre-acquisition sales of approximately $110 million and is a leading global provider of livestock biosecurity and hygiene solutions based in Belgium.

The CID Lines acquisition has been accounted for using the acquisition method, which requires, among other things, that assets acquired and liabilities assumed be recognized at fair value as of the acquisition date. Certain estimated values are not yet finalized and are subject to change. Measurement of certain carry over tax attributes, deferred income taxes, income tax uncertainties, certain tangible and intangible assets, and goodwill are not yet finalized and are subject to changes as the information necessary to complete the analyses is obtained and analyzed. The Company expects to finalize its purchase accounting within the year.

The Company incurred certain acquisition and integration costs associated with the acquisition that were expensed and are reflected in the Consolidated Statement of Income. Further information related to the Company’s special (gains) and charges is included in Note 2.

The following table summarizes the preliminary value of CID Lines assets acquired and liabilities assumed as of the acquisition date.

(millions)	2020
Tangible assets	$54.2
Identifiable intangible assets
Customer relationships	147.5
Trademarks	58.6
Acquired technologies and product registrations	47.7
Total assets acquired	308.0

Goodwill	270.7

Total liabilities	93.2
Net consideration transferred to sellers	$485.5

Tangible assets acquired primarily comprised of accounts receivable of $30.3 million, property, plant and equipment of $7.4 million and inventory of $16.3 million. Liabilities assumed primarily consist of deferred tax liabilities of $63.8 million and current liabilities of $29.4 million. Identified intangible assets primarily consist of customer relationships, trademarks, and acquired technology and product registrations and are being amortized over weighted average lives of 14, 14, and 16 years, respectively.

Goodwill of $270.7 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to the Food and Beverage industries. This acquired business became part of the Global Industrial reportable segment. None of the goodwill recognized is expected to be deductible for income tax purposes.

Other Acquisitions

Other than CID Lines, the Company did not close on any other business acquisitions during the first nine months of 2020.

During the first quarter of 2019, the Company acquired Bioquell, a life sciences business which sells bio-decontamination products and services to the Life Sciences and Healthcare industries. Effective with changes to the Company’s reporting structure in the first quarter 2020, this acquired business became part of the Global Healthcare & Life Sciences reportable segment. During 2018, the Company deposited $179.3 million (£140.5 million) in an escrow account that was released to the Company upon closing of the transaction in February 2019.

Also, during the first quarter of 2019, the Company acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional & Specialty reportable segment. The purchase price included an earn-out based on the achievement of certain revenue thresholds in any of the three years following the acquisition. The acquisition date fair value of the earn-out was reflected in the total purchase consideration exchanged for Lobster Ink and recorded as contingent consideration liability. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of September 30, 2020 at its current fair value.

During the third quarter of 2019, the Company acquired Chemstar Corporation, a leading provider of cleaning and sanitizing products for the retail industry with a focus on cleaning chemicals and food safety. This acquired business became part of the Global Institutional reportable segment.

These acquisitions have been accounted for using the acquisition method. The purchase accounting for both Bioquell and Lobster Ink were finalized in the first quarter of 2020 and the purchase accounting for Chemstar was finalized in the third quarter of 2020.

The components of the cash paid for acquisitions other than CID Lines during the third quarter and first nine months of 2020 and 2019 are shown in the following table.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Net tangible assets (liabilities) acquired and equity method investments	$-	$8.0	$-	$(1.4)

Identifiable intangible assets
Customer relationships	-	37.0	-	108.9
Trademarks	-	3.0	-	23.4
Other technology	-	3.0	-	48.9
Total intangible assets	-	43.0	-	181.2

Goodwill	-	49.0	-	229.5
Total aggregate purchase price	-	100.0	-	409.3

Acquisition-related liabilities and contingent considerations	-	(2.2)	-	(22.7)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent considerations	$-	$97.8	$-	$386.6

During the first nine months of 2020, the Company recorded purchase accounting adjustments associated with its 2019 acquisitions. As a result of these purchase accounting adjustments, the net intangible assets and goodwill recognized from these acquisitions increased by $1.3 million and $0.3 million, respectively. In conjunction with the finalization of its purchase accounting, the Company made $3.5 million of acquisition-related payments which primarily consisted of the release of holdback liabilities and payment of contingent consideration.

The weighted average useful life of identifiable intangible assets acquired during the first nine months of 2019 was 12 years.

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

The ChampionX business, as discussed in Note 1, met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on the Company’s operations and financial results. Therefore, the results of discontinued operations for the first nine months ended September 30, 2020 and the third quarter and first nine months ended September 30, 2019 include the historical results of ChampionX prior to separation.

Summarized results of the Company’s discontinued operations are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019

Product and equipment sales	$-	$533.4	$858.9	$1,592.0
Service and lease sales	-	60.5	99.6	172.9
Net sales	-	593.9	958.5	1,764.9
Product and equipment cost of sales	-	376.5	621.7	1,129.6
Service and lease cost of sales	-	50.0	80.4	138.9
Cost of sales (including special charges)	-	426.5	702.1	1,268.5
Selling, general and administrative expenses	-	93.3	180.5	308.2
Special (gains) and charges	-	35.5	2,221.7	61.8
Operating (loss) income	-	38.6	(2,145.8)	126.4
Other (income) expense	-	-	0.3	-
Interest expense (income), net	-	-	0.2	0.4
(Loss) income before income taxes	-	38.6	(2,146.3)	126.0
Provision for income taxes	-	9.6	24.0	27.3
Net (loss) income including noncontrolling interest	-	29.0	(2,170.3)	98.7
Net (loss) income attributable to noncontrolling interest	-	0.7	2.2	0.3
Net (loss) income from discontinued operations, net of tax	$-	$28.3	$(2,172.5)	$98.4

Special (gains) and charges of $2,221.7 million in the first nine months of 2020 primarily relate to the loss on separation, transaction fees, and other professional fees incurred to support the Transaction.

Special (gains) and charges of $35.5 million and $61.8 million in the third quarter and first nine months of 2019, respectively, relate to professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business.

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

As of September 30, 2020, there were no assets or liabilities classified as discontinued operations.

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

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the third quarter and first nine months of 2020 were $46.6 million and $58.9 million, respectively.

5. BALANCE SHEET INFORMATION

	September 30	December 31
(millions)	2020	2019
Accounts receivable, net
Accounts receivable	$2,408.9	$2,437.5
Allowance for doubtful accounts	(88.2)	(55.5)
Total	$2,320.7	$2,382.0

Inventories
Finished goods	$781.6	$668.5
Raw materials and parts	531.3	437.9
Inventories at FIFO cost	1,312.9	1,106.4
FIFO cost to LIFO cost difference	(25.1)	(24.8)
Total	$1,287.8	$1,081.6

Other current assets
Prepaid assets	$116.5	$101.8
Taxes receivable	184.9	107.0
Derivative assets	9.4	53.3
Other	38.0	33.1
Total	$348.8	$295.2

Property, plant and equipment, net
Land	$159.1	$158.9
Buildings and leasehold improvements	1,036.1	965.5
Machinery and equipment	1,865.9	1,701.7
Merchandising and customer equipment	2,744.4	2,742.9
Capitalized software	815.4	750.4
Construction in progress	250.7	348.1
	6,871.6	6,667.5
Accumulated depreciation	(3,725.4)	(3,439.2)
Total	$3,146.2	$3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,516.4	2,378.9
Trademarks	347.8	285.2
Patents	490.0	459.0
Other technology	240.3	214.5
	3,594.5	3,337.6
Accumulated amortization
Customer relationships	(1,272.0)	(1,147.6)
Trademarks	(149.8)	(135.1)
Patents	(236.6)	(221.7)
Other technology	(142.7)	(135.7)
	(1,801.1)	(1,640.1)
Net intangible assets subject to amortization	1,793.4	1,697.5
Total	$3,023.4	$2,927.5

Other assets
Deferred income taxes	$155.6	$136.2
Pension	40.2	31.1
Derivative asset	-	25.4
Other	347.8	323.6
Total	$543.6	$516.3

	September 30	December 31
(millions)	2020	2019
Other current liabilities
Discounts and rebates	$321.5	$331.4
Dividends payable	134.2	135.6
Interest payable	50.9	40.9
Taxes payable, other than income	162.7	102.9
Derivative liabilities	54.3	5.2
Restructuring	89.3	98.5
Contract liability	84.6	76.7
Operating lease liabilities	124.4	122.1
Other	219.5	197.4
Total	$1,241.4	$1,110.7

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	$(18.2)	$(4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(811.8)	(823.8)
Cumulative translation, net of tax	(1,115.9)	(1,261.8)
Total	$(1,945.9)	$(2,089.7)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of September 30, 2020 and December 31, 2019.

	September 30	December 31
(millions)	2020	2019
Short-term debt
Commercial paper	$225.0	$55.1
Notes payable	20.7	24.5
Long-term debt, current maturities	1.6	300.9
Total	$247.3	$380.5

Lines of Credit

As of September 30, 2020, the Company had a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either September 30, 2020 or December 31, 2019.

As of September 30, 2020, the Company had a $500 million 364-day revolving credit agreement which expires in April 2021. The credit agreement has been established with a diverse syndicate of banks and is to be used for general corporate purposes. There were no borrowings under the Company’s 364-day credit facility as of September 30, 2020.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of September 30, 2020, the Company had $225.0 million of commercial paper outstanding under its U.S. program. As of December 31, 2019, the Company had $55.1 million (€50.0 million) of commercial paper outstanding under its Euro program.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of September 30, 2020 and December 31, 2019, the Company had $20.7 million and $24.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of September 30, 2020 and December 31, 2019.

	Maturity	September 30	December 31
(millions)	by Year	2020	2019

Long-term debt
Public notes (2020 principal amount)
Five year 2015 senior notes ($300 million)	2020	$-	$300.0
Ten year 2011 senior notes ($1.02 billion)	2021	-	1,018.3
Five year 2017 senior notes ($500 million)	2022	498.4	497.8
Seven year 2016 senior notes ($400 million)	2023	398.9	398.5
Seven year 2016 senior notes (€575 million)	2024	681.9	628.4
Ten year 2015 senior notes (€575 million)	2025	683.0	630.0
Ten year 2016 senior notes ($750 million)	2026	745.1	744.5
Ten year 2017 senior notes ($500 million)	2027	495.9	495.4
Ten year 2020 senior notes ($750 million)	2030	765.7	-
Ten year 2020 senior notes ($600 million)	2031	594.2	-
Thirty year 2011 senior notes ($458 million)	2041	452.1	451.9
Thirty year 2016 senior notes ($250 million)	2046	246.3	246.2
Thirty year 2017 senior notes ($700 million)	2047	611.5	610.4
Thirty year 2020 senior notes ($500 million)	2050	489.9	-
Private notes (2020 principal amount)
Series B private placement senior notes ($250 million)	2023	-	249.6
Finance lease obligations and other		6.4	3.0
Total debt		6,669.3	6,274.0
Long-term debt, current maturities		(1.6)	(300.9)
Total long-term debt		$6,667.7	$5,973.1

Public Notes

In March 2020, the Company issued $750 million aggregate principal ten year fixed rate notes with a coupon rate of 4.80%, and an effective interest rate of 4.58%. The proceeds were used to repay a portion of the Company’s outstanding commercial paper and for general corporate purposes.

In August 2020, the Company issued $600 million aggregate principal ten year fixed rate notes with a coupon rate of 1.30%, and an effective interest rate of 1.39% along with $500 million aggregate principal thirty year fixed rate notes with a coupon rate of 2.13%, and an effective interest rate of 2.19%. In September 2020, the proceeds were used to prepay all of the outstanding 4.32% Series B private placement senior notes due 2023, to redeem all of the outstanding 4.350% senior notes due 2021 and to pay debt refinancing charges in connection with the transactions. Refer to Note 2 for additional information regarding the incremental fees.

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

Private Notes

In September 2020, the Company redeemed the private notes at redemption prices that included accrued and unpaid interest and a make-whole premium.

Covenants

The Company is in compliance with its debt covenants as of September 30, 2020.

Net Interest Expense

Interest expense and interest income recognized during the third quarter and first nine months of 2020 and 2019 were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Interest expense	$139.0	$52.9	$253.4	$163.4
Interest income	(4.2)	(6.8)	(11.6)	(18.8)
Interest expense, net	$134.8	$46.1	$241.8	$144.6

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

During the third quarter of 2020, the Company retired certain long-term debt, and incurred debt refinancing charges of $83.1 million ($64.0 million after tax), which are included as a component of interest expense, net on the Consolidated Statement of Income.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess purchase consideration paid over the fair value of acquired net assets. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company would complete an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of a goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

During the second quarter of 2020, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using quantitative analyses using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values, and discount rates. The Company’s goodwill impairment assessment for 2020 indicated the estimated fair values of each of its reporting units exceeded their carrying amounts by significant margins. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the nine-month period ended September 30, 2020 were as follows:

		Global	Global
	Global	Institutional	Healthcare &	Global
(millions)	Industrial	& Specialty	Life Sciences	Energy	Other	Total
December 31, 2019	$2,799.2	$1,147.7	$-	$1,417.9	$204.3	$5,569.1
Segment changes (a)	1,124.6	(599.4)	859.3	(1,417.9)	33.4	-
December 31, 2019 revised	3,923.8	548.3	859.3	-	237.7	5,569.1
Current year business combinations (b)	270.7	-	-	-	-	270.7
Prior year business combinations (c)	-	-	0.3	-	-	0.3
Dispositions	(47.6)	-	-	-	-	(47.6)
Effect of foreign currency translation	90.8	16.6	51.4	-	6.7	165.5
September 30, 2020	$4,237.7	$564.9	$911.0	$-	$244.4	$5,958.0

(a)	Relates to reclassifications made to reportable segments in the current year. The ChampionX business was previously recorded in the Global Energy reportable segment and has been reported in discontinued operations. Goodwill was assigned to ChampionX and the Downstream operating segment, which is also a reporting unit, based on a relative fair value allocation. The Downstream operating segment, which was previously included in the Global Energy reportable segment is now reported in the Global Industrial reportable segment. In addition, the Company established the Global Healthcare & Life Sciences reportable segment which is comprised of the Healthcare and Life Sciences operating segments, which were previously included in the Global Institutional the and Global Industrial reportable segments, respectively. The Healthcare and Life Sciences operating segments were identified as reporting units both before and after the changes made to the Company’s reportable segments; accordingly, goodwill allocations were not required upon the establishment of the Global Healthcare & Life Sciences reportable segment. The Company also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. Refer to Note 16 for further information.
(b)	Represents goodwill associated with the acquisition of CID Lines.
(c)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of December 31, 2019.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset. During the second quarter of 2020, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Based on this testing, the estimated fair value of the Nalco trade name exceeded its carrying amount by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business combinations. The fair value of intangible assets acquired in business combinations is estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the third quarter of 2020 and 2019 was $58.9 million and $51.6 million, respectively. Total amortization expense related to intangible assets during the first nine months of 2020 and 2019 was $162.1 and $155.1 million, respectively. Amortization expense related to intangible assets for the remaining three-month period of 2020 is expected to be approximately $55 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	September 30, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$44.7	$-	$44.7	$-

Liabilities
Foreign currency forward contracts	129.8	-	129.8	-

	December 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$83.9	$-	$83.9	$-

Liabilities
Foreign currency forward contracts	10.0	-	10.0	-

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	September 30, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,669.3	$7,659.9	$6,274.0	$6,861.6

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivative Assets		Derivative Liabilities
	September 30	December 31	September 30	December 31
(millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	$28.7	$67.4	$83.6	$2.1

Derivatives not designated as hedging instruments
Foreign currency forward contracts (a)	16.0	16.5	46.2	7.9
Gross value of derivatives	44.7	83.9	129.8	10.0

Gross amounts offset in the Consolidated Balance Sheet	(35.3)	(4.2)	(35.3)	(4.2)
Net value of derivatives	$9.4	$79.7	$94.5	$5.8

(a)	Foreign currency forward contract derivatives not designated as hedging instruments includes discontinued operations of $1.0 million of derivative assets and $0.6 million of derivative liabilities as of December 31, 2019.

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	September 30	December 31
(millions)	2020	2019

Foreign currency forward contracts (a)	$ 4,269	$ 4,004

(a)	Foreign currency forward contract notional values include discontinued operations of approximately $9 million as of December 31, 2019.

Cash Flow Hedges

The Company utilizes foreign currency forward contracts to hedge the effect of foreign currency exchange rate fluctuations on forecasted foreign currency transactions, including inventory purchases and intercompany royalty, management fee and other payments. These forward contracts are designated as cash flow hedges. The changes in fair value of these contracts are recorded in accumulated other comprehensive income (“AOCI”) until the hedged items affect earnings, at which time the gain or loss is reclassified into the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. Cash flow hedged transactions impacting AOCI are forecasted to occur within the next four years. For forward contracts designated as hedges of foreign currency exchange rate risk associated with forecasted foreign currency transactions, the Company excludes the changes in fair value attributable to time value from the assessment of hedge effectiveness. The initial value of the excluded component (i.e., the forward points) is amortized on a straight-line basis over the life of the hedging instrument and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged for intercompany loans. For all other cash flow hedge types, the forward points are marked-to-market monthly and recognized in the same line item in the Consolidated Statement of Income as the underlying exposure being hedged. The difference between fair value changes of the excluded component and the amount amortized in the Consolidated Statement of Income is recorded in AOCI.

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

Net Investment Hedges

The Company designates its outstanding $1,365 million (€1,150 million at the end of the third quarter of 2020) senior notes (“euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Revaluation (losses) gains, net of tax	$(83.4)	$20.9	$(87.4)	$37.0

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	Third Quarter Ended
	September 30
	2020			2019
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$3.1	$(101.5)	$-	$3.9	$2.8	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	(4.9)	-	-	(5.9)
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.2)	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	(30.2)	11.3	-	11.2	-
Total gain (loss) of all derivative instruments	$3.1	$(131.7)	$6.2	$3.9	$14.0	$(6.1)

	Nine Months Ended
	September 30
	2020			2019
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$9.1	$(108.8)	$-	$13.0	$22.3	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	8.6	-	-	8.4
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.7)	-	-	(0.7)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	0.2
Derivatives designated as hedging instruments	-	-	-	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	(12.3)	11.3	-	25.2	-
Total gain (loss) of all derivative instruments	$9.1	$(121.1)	$19.2	$13.0	$47.5	$7.7

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of $(0.2) million in the third quarter of 2019, and $(2.5) million and $(1.7) million for the first nine months of 2020 and 2019, respectively.

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

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Derivative and Hedging Instruments
Unrealized gains (losses) on derivative & hedging instruments
Amount recognized in AOCI	$(126.2)	$0.1	$(108.3)	$40.2
(Gains) losses reclassified from AOCI into income
COS	(3.1)	(3.9)	(9.1)	(13.0)
SG&A	101.5	(2.8)	108.8	(22.3)
Interest (income) expense, net	5.1	6.1	(7.9)	(7.7)
	103.5	(0.6)	91.8	(43.0)
Other activity	(0.2)	(0.3)	(0.2)	(0.4)
Tax impact	3.8	(0.1)	2.6	0.3
Net of tax	$(19.1)	$(0.9)	$(14.1)	$(2.9)

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	15.0	-	44.3	0.2
	15.0	-	44.3	0.2
Other activity	(29.8)	6.0	(21.5)	9.3
Tax impact	(3.7)	(0.2)	(10.8)	(0.3)
Net of tax	$(18.5)	$5.8	$12.0	$9.2

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$78.2	$(0.5)	$69.4	$(32.5)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	(18.5)	5.8	12.0	9.2

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of September 30, 2020, 6,342,568 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first nine months of 2020, the Company reacquired 648,222 shares of its common stock, of which 462,442 related to share repurchases through open market or private purchases, and 185,780 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions, except per share)	2020	2019	2020	2019

Net income from continuing operations attributable to Ecolab	$246.2	$435.9	$667.1	$1,030.9
Net (loss) income from discontinued operations	-	28.3	(2,172.5)	98.4
Net (loss) income attributable to Ecolab	$246.2	$464.2	$(1,505.4)	$1,129.3

Weighted-average common shares outstanding
Basic	285.4	288.1	287.5	288.0
Effect of dilutive stock options and units	3.0	4.7	3.3	4.5
Diluted	288.4	292.8	290.8	292.5

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 0.86	$ 1.51	$ 2.32	$ 3.58
Discontinued operations	$ -	$ 0.10	$ (7.56)	$ 0.34
Earnings (loss) attributable to Ecolab	$ 0.86	$ 1.61	$ (5.24)	$ 3.92
Diluted EPS
Continuing operations	$ 0.85	$ 1.49	$ 2.29	$ 3.52
Discontinued operations	$ -	$ 0.10	$ (7.47)	$ 0.34
Earnings (loss) attributable to Ecolab	$ 0.85	$ 1.59	$ (5.18)	$ 3.86

Anti-dilutive securities excluded from the computation of diluted EPS	1.0	-	1.0	-

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 14.5% and 15.9% for the third quarter of 2020 and 2019, respectively, and 13.2% and 16.2% for the first nine months of 2020 and 2019, respectively. The change in the Company’s tax rate for the third quarter of 2020 compared to the third quarter of 2019 was driven primarily by the impact of special (gains) and charges. The change in the Company’s tax rate for the first nine months of 2020 compared to the first nine months of 2019 was driven primarily by the impact of discrete tax items and special (gains) and charges. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax benefits related to discrete tax items of $12.4 million and $56.8 million in the third quarter and first nine months of 2020, respectively. Share-based compensation excess tax benefit contributed $3.4 million and $49.0 million in the third quarter and first nine months of 2020, respectively. Additionally, the Company recognized a net tax benefit of $6.9 million and $2.4 million primarily related to the release of a valuation allowance, the filing of prior year foreign tax returns and other income tax adjustments in the third quarter and first nine months of 2020, respectively. The remaining discrete net tax benefit of $2.1 million and $5.4 million was due to the net release of reserves for uncertain tax positions during the third quarter and first nine months of 2020, respectively.

The Company recognized a net tax benefit related to discrete tax items of $13.6 million and $39.8 million in the third quarter and first nine months of 2019, respectively. Share-based compensation excess tax benefit contributed $7.9 million and $39.4 million in the third quarter and first nine months of 2019, respectively. The Company also recognized a net tax benefit of $4.3 million and $3.2 million in the third quarter and first nine months of 2019, respectively, due to finalization of certain estimates due to the 2018 U.S. federal tax return, for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, the Company recognized a net tax benefit of $1.1 million related to foreign audit settlements and related reserve releases during the quarter. The remaining net discrete benefit (expense) was primarily due to changes in estimates in non-U.S. jurisdictions and from the 2018 U.S. federal tax return.

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

The components of net periodic pension and postretirement health care benefit costs for the third quarter ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Service cost (a)	$16.5	$18.2	$7.9	$7.5	$0.3	$0.3
Interest cost on benefit obligation	17.7	22.3	5.5	7.8	0.8	1.4
Expected return on plan assets	(38.2)	(37.4)	(15.7)	(14.8)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	13.0	5.9	6.6	4.1	(0.1)	(1.0)
Amortization of prior service benefit	(1.6)	(2.9)	(0.1)	(0.3)	(2.9)	(5.8)
Total expense (benefit)	$7.4	$6.1	$4.2	$4.3	$(2.0)	$(5.2)

The components of net periodic pension and postretirement health care benefit costs for the nine months ended September 30 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Service cost (a)	$51.9	$54.6	$23.2	$22.7	$0.9	$1.0
Interest cost on benefit obligation	52.7	66.8	16.1	23.5	2.9	4.2
Expected return on plan assets	(114.6)	(112.2)	(46.7)	(45.1)	(0.3)	(0.3)
Recognition of net actuarial (gain) loss	39.0	17.7	19.2	12.3	-	(3.0)
Amortization of prior service benefit	(5.4)	(8.6)	(0.1)	(0.8)	(8.4)	(17.4)
Total expense (benefit)	$23.6	$18.3	$11.7	$12.6	$(4.9)	$(15.5)

(a)	Service cost includes discontinued operations of $1.6 in the third quarter of 2019 and $2.5 and $4.7 for the first nine months of 2020 and 2019, respectively. There was no service cost included in discontinued operations in the third quarter of 2020.

Service cost is included as employee compensation cost within either cost of sales or selling, general and administrative expenses in the Consolidated Statement of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statement of Income.

As of September 30, 2020, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first nine months of 2020, the Company made contributions of $9 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $4 million to such plans during the remainder of 2020.

During the first nine months of 2020, the Company made contributions of $33 million to its international pension benefit plans and estimates it will contribute an additional $10 million to such plans during the remainder of 2020.

During the first nine months of 2020, the Company made contributions of $8 million to its U.S. postretirement health care benefit plans and estimates it will contribute an additional $3 million to such plans during the remainder of 2020.

15. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water and colloidal silica products sold to customers. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in Other primarily includes services designed to detect, eliminate and prevent pests. Global Industrial segment services are associated with water treatment and paper process applications, Global Institutional & Specialty services include water treatment programs and process applications, and wash process solutions and Global Healthcare & Life Sciences services include pharmaceutical, personal care, infection and containment control solutions. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract. In the second quarter ended June 30, 2020, the Company provided a one-time lease billing suspension of approximately $38 million to certain restaurant customers within the Institutional & Specialty Segment, in recognition of the impact of the COVID-19 pandemic. There was no substantial change to the consideration expected to be received under the lease arrangement.

The Company’s operating lease revenue was as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Operating lease revenue*	$84.9	$103.0	$258.2	$306.8

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

Net sales at public exchange rates by reportable segment are as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Global Industrial
Product and sold equipment	$1,265.2	$1,308.6	$3,728.5	$3,822.1
Service and lease equipment	205.0	204.0	600.9	592.7
Global Institutional & Specialty
Product and sold equipment	756.5	966.9	2,241.5	2,759.8
Service and lease equipment	139.8	181.2	429.9	519.5
Global Healthcare & Life Sciences
Product and sold equipment	291.5	220.3	785.5	660.8
Service and lease equipment	30.0	21.4	78.3	60.3
Other
Product and sold equipment	66.6	96.0	203.1	268.9
Service and lease equipment	217.1	225.6	598.0	633.7
Corporate
Product and sold equipment	46.6	-	58.9	-
Service and lease equipment	0.3	-	0.3	-
Total
Total product and sold equipment	$2,426.4	$2,591.8	$7,017.5	$7,511.6
Total service and lease equipment	$592.2	$632.2	$1,707.4	$1,806.2

Net sales at public exchange rates by geographic region for the third quarter ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019

North America	$683.6	$722.1	$654.0	$840.1	$113.1	$103.8	$175.8	$197.0	$34.9	$-
Europe	325.2	303.3	127.0	162.8	172.4	127.9	59.2	71.4	2.4	-
Asia Pacific	180.4	191.5	47.0	59.2	27.8	5.0	15.0	18.9	1.4	-
Latin America	117.2	134.3	32.2	42.0	2.7	1.0	13.5	13.2	6.6	-
Greater China	86.0	81.5	26.7	30.4	0.8	0.5	16.7	16.8	0.4	-
Middle East and Africa	77.8	79.9	9.4	13.6	4.7	3.5	3.5	4.3	1.2	-
Total	$1,470.2	$1,512.6	$896.3	$1,148.1	$321.5	$241.7	$283.7	$321.6	$46.9	$-

Net sales at public exchange rates by geographic region for the nine months ended September 30 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019

North America	$2,033.2	$2,105.9	$1,926.3	$2,392.4	$325.7	$307.0	$496.7	$551.8	$47.2	$-
Europe	915.0	886.1	375.6	463.5	464.5	385.3	164.2	196.5	2.4	-
Asia Pacific	548.8	564.6	153.0	174.4	51.7	13.2	48.2	54.9	1.4	-
Latin America	362.2	390.2	102.3	121.8	5.5	3.2	36.3	37.7	6.6	-
Greater China	240.0	238.2	82.8	89.5	2.5	1.5	45.0	48.9	1.2	-
Middle East and Africa	230.2	229.8	31.4	37.7	13.9	10.9	10.7	12.8	0.4	-
Total	$4,329.4	$4,414.8	$2,671.4	$3,279.3	$863.8	$721.1	$801.1	$902.6	$59.2	$-

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 52% and 54% of total during the nine months ended September 30, 2020 and 2019, respectively.

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

	September 30	September 30
(millions)	2020	2019

Contract liability as of beginning of the year	$76.7	$67.7

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(76.7)	(67.7)

Increases due to billings excluding amounts recognized as revenue during the year ended	84.0	75.1
Business combinations	0.6	0.2

Contract liability as of end of period	$84.6	$75.3

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

The Company’s operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional & Specialty and Global Healthcare & Life Sciences. The Company’s operating segments that do not meet the quantitative criteria to be separately reported have been combined into Other. The Company provides similar information for Other as the Company considers the information regarding its underlying operating segments as useful in understanding its consolidated results.

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, the Company created the Upstream and Downstream operating segments and reporting units from the Global Energy operating segment and reporting unit, which was also a reportable segment. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. The table below reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment, which is reported in the Global Industrial reportable segment. Also, in the first quarter of 2020, the Company announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the table reflects the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are presented in "Segment Change" columns of the table below.

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2020 and have been updated from the 2019 rates reflected in the Company’s Form 10-K. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the table below.

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

The impact of the preceding changes on previously reported full year 2019 reportable segment net sales and operating income is summarized as follows:

	December 31, 2019
					Discontinued
	2019 Reported		Fixed	2019 Reported	Operations and	2019 Revised
	Valued at 2019	Segment	Currency	Valued at 2020	Related Allocation	Valued at 2020
(millions)	Management Rates	Change	Rate Change	Management Rates	Charges	Management Rates
Net Sales
Global Industrial	$5,569.9	$479.2	$(52.7)	$5,996.4	$(1.8)	$5,994.6
Global Institutional & Specialty	5,235.5	(800.1)	(23.3)	4,412.1	-	4,412.1
Global Healthcare & Life Sciences	-	991.7	(12.7)	979.0	-	979.0
Upstream Energy	-	2,350.0	2.9	2,352.9	(2,352.9)	-
Global Energy	3,334.0	(3,334.0)	-	-	-	-
Other	907.5	313.2	(9.0)	1,211.7	-	1,211.7
Subtotal at fixed currency rates	15,046.9	-	(94.8)	14,952.1	(2,354.7)	12,597.4
Effect of foreign currency translation	(140.6)	-	94.8	(45.8)	10.4	(35.4)
Consolidated reported GAAP net sales	$14,906.3	$-	$-	$14,906.3	$(2,344.3)	$12,562.0

Operating Income
Global Industrial	$854.7	$133.4	$(7.5)	$980.6	$(77.9)	$902.7
Global Institutional & Specialty	1,042.2	(93.4)	(1.5)	947.3	(7.5)	939.8
Global Healthcare & Life Sciences	-	136.7	(1.6)	135.1	(10.6)	124.5
Upstream Energy	-	188.2	(0.3)	187.9	(187.9)	-
Global Energy	379.1	(379.1)	-	-	-	-
Other	167.3	14.2	(0.9)	180.6	(13.6)	167.0
Corporate	(409.1)	-	1.2	(407.9)	128.2	(279.7)
Subtotal at fixed currency rates	2,034.2	-	(10.6)	2,023.6	(169.3)	1,854.3
Effect of foreign currency translation	(20.4)	-	10.6	(9.8)	0.7	(9.1)
Consolidated reported GAAP operating income	$2,013.8	$-	$-	$2,013.8	$(168.6)	$1,845.2

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Net Sales
Global Industrial	$1,491.1	$1,517.1	$4,410.3	$4,414.8
Global Institutional & Specialty	901.3	1,150.6	2,695.8	3,283.3
Global Healthcare & Life Sciences	320.9	243.9	875.0	723.7
Other	285.7	323.1	810.4	904.0
Corporate	48.2	-	60.5	-
Subtotal at fixed currency rates	3,047.2	3,234.7	8,852.0	9,325.8
Effect of foreign currency translation	(28.6)	(10.7)	(127.1)	(8.0)
Consolidated reported GAAP net sales	$3,018.6	$3,224.0	$8,724.9	$9,317.8

Operating Income
Global Industrial	$297.8	$249.8	$787.4	$632.1
Global Institutional & Specialty	82.6	280.9	228.0	690.1
Global Healthcare & Life Sciences	66.0	36.3	154.5	92.3
Other	45.2	51.4	88.1	119.0
Corporate	(74.4)	(66.5)	(255.7)	(202.6)
Subtotal at fixed currency rates	417.2	551.9	1,002.3	1,330.9
Effect of foreign currency translation	(5.8)	(2.9)	(22.7)	(3.9)
Consolidated reported GAAP operating income	$411.4	$549.0	$979.6	$1,327.0

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

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $15.3 million and $15.5 million as of September 30, 2020 and 2019, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	Nine Months Ended
	September 30
(millions)	2020	2019

Beginning balance	$55.5	$52.4
Adoption of new standard	4.3	-
Bad debt expense (b)	54.6	16.9
Write-offs	(25.0)	(14.2)
Other (c)	(1.2)	(1.5)
Ending balance	$88.2	$53.6

(b)	Bad debt expense in 2020 reflects the impact of deteriorations and increased uncertainty in the macroeconomic outlook, primarily the Institutional customer base, as a result of the COVID-19 pandemic.
(c)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of September 30, 2020, and the related consolidated statements of income, comprehensive income, and equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2020, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations and the change in composition of reportable segments discussed in Note 1 of those financial statements, as to which the date is September 25, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
Minneapolis, Minnesota
October 30, 2020

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

Comparability of Results

ChampionX Transaction

On June 3, 2020, we completed the previously announced separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on our operations and financial results. Therefore, we report the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and all prior year balances have been revised accordingly to reflect continuing operations only.

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

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, we created the Upstream and Downstream operating segments and reporting units from the Global Energy operating segment and reporting unit, which was also a reportable segment. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. The table below reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment. Also, in the first quarter of 2020, we announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. We also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. We made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition and exclude the results of our divested businesses from the twelve months prior to divestiture. In addition, as part of the separation, we also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales. These sales are removed from the consolidated results as part of the calculation of the impact of acquisitions and divestitures.

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

Goodwill

We had total goodwill of $6.0 billion and $5.6 billion as of September 30, 2020 and December 31, 2019, respectively. Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in a business combination. Our reporting units are our operating segments. We assess goodwill for impairment on an annual basis during the second quarter. If circumstances change significantly, we would complete an interim goodwill assessment of a reporting unit’s goodwill prior to its next annual assessment.

During the second quarter of 2020, we completed our annual goodwill impairment assessment for each of its eleven reporting units using quantitative analyses consisting of discounted cash flow approaches that incorporated assumptions regarding future growth rates, terminal values, and discount rates. If the carrying value of a reporting unit is greater than its fair value, we will recognize an impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. Our goodwill impairment assessment for 2020 indicated the estimated fair values of each of its reporting units exceeded their carrying amounts by significant margins.

OVERVIEW OF THE THIRD QUARTER ENDED SEPTEMBER 30, 2020

Sales Performance

When comparing third quarter 2020 against third quarter 2019, sales performance was as follows:

●	Reported net sales decreased 6% to $3,019 million, fixed currency sales and acquisition adjusted fixed currency sales decreased 6% and 8%, respectively.
●	Fixed currency sales for our Global Industrial segment decreased 2% to $1,491 million, acquisition adjusted fixed currency sales decreased 3%, as modest growth in Food & Beverage was more than offset by lower volumes in the other Industrial businesses.
●	Fixed currency sales for our Global Institutional & Specialty segment decreased 22% to $901 million. Acquisition adjusted fixed currency sales also decreased 22%, driven by a significant decline in the in the Institutional business, where continued strong sanitizing product sales were more than offset by significantly reduced restaurant, lodging and entertainment facility demand due to the COVID-19 pandemic’s impact on travel and dining.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment increased 32% to $321 million. Acquisition adjusted fixed currency sales increased 29%, driven by increased sales due to the COVID-19 related demand in both the Healthcare and Life Sciences businesses.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other decreased 12% to $286 million, primarily reflecting significantly reduced Textile Care demand.

Financial Performance

When comparing third quarter 2020 against third quarter 2019, our financial performance was as follows:

●	Reported operating income decreased 25% to $411 million. Excluding the impact of special (gains) and charges from both 2020 and 2019 reported results, adjusted operating income decreased 22% and our adjusted fixed currency operating income decreased 22%.
●	Net income from continuing operations attributable to Ecolab decreased 44% to $246 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, our adjusted net income from continuing operations attributable to Ecolab decreased 26%.
●	Reported diluted EPS from continuing operations of $0.85 decreased 43%. Excluding the impact of special (gains) and charges and discrete tax items from both 2020 and 2019 reported results, adjusted diluted EPS from continuing operations decreased 24% to $1.15 in the third quarter of 2020.
●	Our reported tax rate was 14.5% during the third quarter of 2020, compared to 15.9% during the third quarter of 2019. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2020 and 2019 results, our adjusted tax rate was 20.0% during the third quarter of 2020, compared to 19.6% during the third quarter of 2019.

RESULTS OF OPERATIONS

Net Sales

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2020	2019	Change	2020	2019	Change
Product and equipment sales	$2,426.4	$2,591.8		$7,017.5	$7,511.6
Service and lease sales	592.2	632.2		1,707.4	1,806.2
Reported GAAP net sales	$3,018.6	$3,224.0	(6)%	$8,724.9	$9,317.8	(6)%
Effect of foreign currency translation	28.6	10.7		127.1	8.0
Non-GAAP fixed currency sales	$3,047.2	$3,234.7	(6)%	$8,852.0	$9,325.8	(5)%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2020 sales change are shown below:

	Third Quarter Ended	Nine Months Ended
	September 30	September 30
(percent)	2020	2020
Volume	(9)%	(8)%
Price changes	1	2
Acquisition adjusted fixed currency sales change	(8)	(7)
Acquisitions and divestitures	2	2
Fixed currency sales change	(6)	(5)
Foreign currency translation	(1)	(1)
Reported GAAP net sales change	(6)%	(6)%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	Third Quarter Ended				Nine Months Ended
	September 30				September 30
	2020		2019		2020		2019
		Gross		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,405.4		$1,413.0		$4,071.6		$4,175.7
Service and lease cost of sales	364.2		367.9		1,053.9		1,061.0
Reported GAAP COS and gross margin	$1,769.6	41.4%	$1,780.9	44.8%	$5,125.5	41.3%	$5,236.7	43.8%
Special (gains) and charges	9.5		11.4		45.6		22.8
Non-GAAP adjusted COS and gross margin	$1,760.1	41.7%	$1,769.5	45.1%	$5,079.9	41.8%	$5,213.9	44.0%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 41.4% and 44.8% for the third quarter of 2020 and 2019, respectively. Our reported gross margin for the first nine months of 2020 and 2019 was 41.3% and 43.8%, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 39.

Excluding the impact of special (gains) and charges within COS, third quarter 2020 adjusted gross margin was 41.7% and our adjusted gross margin for the first nine months of 2020 was 41.8%. These percentages compared against a third quarter 2019 adjusted gross margin of 45.1% and an adjusted gross margin of 44.0% for the first nine months of 2019.

Our adjusted gross margin decreased when comparing the third quarter of 2020 against the third quarter of 2019 and decreased compared to the first nine months of 2020 and 2019, which was driven primarily by lower volume leverage and unfavorable business mix which more than offset the benefits of pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 26.6% and 28.6% for the third quarter and first nine months of 2020, respectively, compared to 27.0% and 28.6% for the third quarter and first nine months of 2019, respectively. The third quarter SG&A ratio to sales decreased due to lower discretionary spending, lower incentive compensation and cost saving initiatives. SG&A as a ratio to sales was flat for the first nine months of 2020 compared to the first nine months of 2019 as the impact of lower sales offset the benefits from lower incentive compensation, lower discretionary spending and cost savings initiatives.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(millions)	2020	2019	2020	2019
Cost of sales
Restructuring activities	$1.0	$6.3	$6.6	$16.2
Acquisition and integration activities	1.5	5.1	4.1	6.6
Other	7.0	-	34.9	-
Cost of sales subtotal	9.5	11.4	45.6	22.8

Special (gains) and charges
Restructuring activities	26.9	19.3	31.4	70.2
Acquisition and integration activities	2.7	2.0	5.5	4.9
Disposal and impairment activities	-	-	45.9	-
Other	5.4	3.6	37.5	13.7
Special (gains) and charges subtotal	35.0	24.9	120.3	88.8

Operating income subtotal	44.5	36.3	165.9	111.6

Interest expense, net	83.1	-	83.8	0.2
Total special (gains) and charges	$127.6	$36.3	$249.7	$111.8

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring activities

Restructuring activities are primarily related to Accelerate 2020 (described below). These activities and related costs have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet. Restructuring charges directly related to the ChampionX business were recorded as discontinued operations, refer to Note 4.

Accelerate 2020

During the third quarter of 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan is to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. In the third quarter of 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. We now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $275 million ($210 million after tax), or $0.72 per diluted share, over this period of time. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $27.9 million ($21.2 million after tax), or $0.07 per diluted share and $37.0 million (28.9 million after tax), or $0.10 per diluted share in the third quarter and first nine months of 2020, respectively. The liability related to the Plan was $87.4 million as of the end of the third quarter of 2020. We have recorded $243.5 million ($187.5 million after tax), or $0.65 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities. Cash payments during 2020 related to the Plan were $45.3 million.

The Plan has delivered $181 million of cumulative cost savings with estimated annual cost savings of $335 million in continuing operations by 2022.

Other Restructuring Activities

During the first nine months of 2020, we incurred restructuring charges of $1.0 million ($0.6 million after tax), or less than $0.01 per diluted share, none of which was incurred during the third quarter, related to an immaterial restructuring plan. The charges primarily related to severance. Prior to 2018, we engaged in a number of restructuring plans. During the third quarter and first nine months of 2020 and 2019, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans commencing prior to 2018 was $6.1 million and $7.7 million as of September 30, 2020 and December 31, 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2020 related to all other restructuring plans excluding Accelerate 2020 were $2.5 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.7 million ($2.3 million after tax) or less than $0.01 per diluted share, and $5.5 million ($4.3 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2020, respectively. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs, advisory and legal fees, and hedge activity. Acquisition and integration costs reported in product and equipment cost of sales of $1.5 million ($1.3 million after tax) or less than $0.01 per diluted share, and $4.1 million ($3.2 million after tax) or $0.01 per diluted share in the third quarter and first nine months of 2020, respectively, on the Consolidated Statement of Income relate to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. We also incurred $0.7 million ($0.6 million after tax) or less than $0.01 per diluted share in the first nine months of 2020, none of which was incurred during the third quarter.

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $2.0 million ($1.5 million after tax) or less than $0.01 per diluted share, and $4.9 million ($3.6 million after tax) or $0.01 per diluted share, in the third quarter and first nine months of 2019, respectively. Charges are related to Bioquell and the Anios acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $5.1 million ($3.8 million after tax) or $0.01 per diluted share, and $6.6 million ($4.9 million after tax) or $0.02 per diluted share, on the Consolidated Statement of Income in the third quarter and first nine months of 2019, respectively, relate to the recognition of fair value step-up in the Bioquell inventory and severance related to the closure of a facility. We also incurred $0.2 million ($0.1 million after tax) or less than $0.01 per diluted share, of interest expense in the first nine months of 2019.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $45.9 million ($45.0 million after tax) or $0.15 per diluted share in the first nine months of 2020. During the second quarter of 2020, we recorded a $28.6 million ($28.6 million after tax) or $0.10 per diluted share impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, we recorded charges of $17.3 million ($16.3 million after tax) or $0.06 per diluted share related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees during the first six months of 2020. Further information related to the disposal is included in Note 3.

Other

During the third quarter and first nine months of 2020, we recorded charges of $4.1 million and $30.6 million, respectively, to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of ($5.3) million and ($14.7) million during the third quarter and first nine months of 2020, respectively. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statement of Income. Total after tax net charges (gains) related to COVID-19 pandemic were ($0.9) million or less than $0.01 per diluted share, and $12.3 million or $0.04 per diluted share during the third quarter and first nine months of 2020, respectively.

During the third quarter and first nine months of 2020, we recorded special charges of $5.2 million ($3.5 million after tax) or $0.01 per diluted share and $26.2 million ($17.8 million after tax) or $0.06 per diluted share, respectively, recorded in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

During the third quarter of 2020, we recorded special charges of $83.1 million ($64.0 million after tax) or $0.22 per diluted share in interest expense on the Consolidated Statement of Income primarily related to debt refinancing charges.

Other special charges of $8.4 million ($7.2 million after tax) or $0.02 per diluted share and $30.3 million ($23.7 million after tax) or $0.08 per diluted share recorded in the third quarter and first nine months of 2020, respectively, relate primarily to a specific legal reserve and related legal charges which are recorded in special (gains) and charges on the Consolidated Statement of Income.

During the third quarter and first nine months of 2019, we recorded other special charges of $3.6 million ($2.7 million after tax) or less than $0.01 per diluted share and $13.7 million ($10.3 million after tax) or $0.04 per diluted share, respectively, which primarily related to legal charges.

Operating Income and Operating Income Margin

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP operating income	$411.4	$549.0	(25)%	$979.6	$1,327.0	(26)%
Special (gains) and charges	44.5	36.3		165.9	111.6
Non-GAAP adjusted operating income	455.9	585.3	(22)%	1,145.5	1,438.6	(20)%
Effect of foreign currency translation	5.8	2.9		22.7	3.9
Non-GAAP adjusted fixed currency operating income	$461.7	$588.2	(22)%	$1,168.2	$1,442.5	(19)%

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(percent)	2020	2019		2020	2019
Reported GAAP operating income margin	13.6%	17.0%		11.2%	14.2%
Non-GAAP adjusted operating income margin	15.1%	18.2%		13.1%	15.4%
Non-GAAP adjusted fixed currency operating income margin	15.2%	18.2%		13.2%	15.5%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 25% and 26% in the third quarter and first nine months of 2020, respectively, versus the comparable periods of 2019. Our reported operating income for 2020 and 2019 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2020 and 2019 reported results, our adjusted operating income decreased 22% and 20% in the third quarter and first nine months of 2020, respectively.

As shown in the previous table, foreign currency had a 0% and 1% impact on adjusted operating income growth for the third quarter and first nine months of 2020, respectively. Foreign currency had a 1% and 2% impact on adjusted operating income growth for the third quarter and first nine months of 2019, respectively.

Other (Income) Expense

Other income was $15.1 million and $20.8 million in the third quarter of 2020 and 2019, respectively. Other income was $45.6 million and $62.9 million in the first nine months of 2020 and 2019, respectively. Other income decreased due to amortization of prior year losses driven by the impact of lower discount rates on liabilities.

Interest Expense, Net

	Third Quarter Ended			Nine Months Ended
	September 30			September 30

(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP interest expense, net	$134.8	$46.1	192%	$241.8	$144.6	67%
Special (gains) and charges	83.1	-		83.8	0.2
Non-GAAP adjusted interest expense, net	$51.7	$46.1	12%	$158.0	$144.4	9%

Reported net interest expense was $134.8 million and $46.1 million in the third quarter of 2020 and 2019, respectively. Reported net interest expense was $241.8 million and $144.6 million in the first nine months of 2020 and 2019, respectively. In the third quarter of 2020, we incurred $83.1 million of expense associated with debt refinancing. The increase in adjusted net interest expense when comparing 2020 against 2019 was driven primarily by higher outstanding debt.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
(percent)	2020	2019	2020	2019

Reported GAAP tax rate	14.5%	15.9%	13.2%	16.2%
Tax rate impact of:
Special (gains) and charges	2.6	1.2	1.6	1.0
Discrete tax items	2.9	2.5	5.5	2.9
Non-GAAP adjusted tax rate	20.0%	19.6%	20.3%	20.1%

Our reported tax rate was 14.5% and 15.9% for the third quarter of 2020 and 2019, respectively, and 13.2% and 16.2% for the first nine months of 2020 and 2019, respectively. The change in our tax rate for the third quarter and first nine months of 2020 versus the comparable period of 2019 was driven primarily by discrete tax items and special (gains) and charges. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from our effective tax rate, and discrete tax items are not necessarily consistent across periods. Further information related to special (gains) and charges is included in Note 2. Our tax rate is based on our interpretation of existing tax rules; potential future guidance including regulations not yet issued could impact the future tax rate.

We recognized total net tax benefits related to discrete tax items of $12.4 million and $56.8 million in the third quarter and first nine months of 2020, respectively. Share-based compensation excess tax benefit contributed $3.4 million and $49.0 million in the third quarter and first nine months of 2020, respectively. Additionally, we recognized a net tax benefit of $6.9 million and $2.4 million primarily related to the release of a valuation allowance, the filing of prior year foreign tax returns and other income tax adjustments in the third quarter and first nine months of 2020, respectively. The remaining discrete net tax benefit of $2.1 million and $5.4 million was due to the net release of reserves for uncertain tax positions during the third quarter and the first nine months of 2020, respectively.

We recognized total net tax benefits related to discrete tax items of $13.6 million and $39.8 million in the third quarter and first nine months of 2019, respectively. Share-based compensation excess tax benefit contributed $7.9 million and $39.4 million in the third quarter and first nine months of 2019, respectively. We also recognized a net tax benefit of $4.3 million and $3.2 million in the third quarter and first nine months of 2019, respectively, due to finalization of certain estimates due to the 2018 U.S. federal tax return for the one-time transition tax imposed by the Tax Cuts and Jobs Act (the “Act”). Additionally, we recognized a net tax benefit of $1.1 million related to foreign audit settlements and related reserve releases during the quarter. The remaining net discrete benefit (expense) was primarily due to changes in estimates in non-U.S. jurisdictions and from the 2018 U.S. federal tax return.

Net Income from Continuing Operations Attributable to Ecolab

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2020	2019	Change	2020	2019	Change
Reported GAAP net income from continuing operations attributable to Ecolab	$246.2	$435.9	(44)%	$667.1	$1,030.9	(35)%
Adjustments:
Special (gains) and charges, after tax	98.5	23.8		200.3	80.9
Discrete tax net expense (benefit)	(12.4)	(13.6)		(56.8)	(39.8)
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$332.3	$446.1	(26)%	$810.6	$1,072.0	(24)%

Diluted EPS from Continuing Operations

	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(dollars)	2020	2019	Change	2020	2019	Change
Reported GAAP diluted EPS from continuing operations	$0.85	$ 1.49	(43)%	$2.29	$ 3.52	(35)%
Adjustments:
Special (gains) and charges	0.34	0.08		0.69	0.28
Discrete tax net expense (benefit)	(0.04)	(0.05)		(0.20)	(0.14)
Non-GAAP adjusted diluted EPS from continuing operations	$1.15	$ 1.52	(24)%	$2.79	$ 3.66	(24)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had an unfavorable impact of approximately $0.01 and $0.06 per share on diluted EPS for the third quarter and first nine months of 2020, respectively, when compared to the comparable periods of 2019.

DISCONTINUED OPERATIONS

The ChampionX business met the criteria to be reported as discontinued operations and the historical results of ChampionX, including the results of operations, are reported as discontinued operations for all periods presented. The net loss from discontinued operations, net of tax was $2,172.5 million in the first nine months of 2020. Net income from discontinued operations, net of tax was $28.3 million and $98.4 million in the third quarter and first nine months of 2019, respectively.

During the second quarter of 2020, in connection with the ChampionX Separation, Ecolab received cash of $527 million and $1,051 million of non-cash consideration of approximately 5.0 million shares of Ecolab common stock for the ChampionX net assets, including cumulative translation adjustment, of $3,717, resulting in a loss.

Special (gains) and charges of $2,222.7 million in the first nine months of 2020 primarily relate to the loss on separation, transaction fees, and other professional fees incurred to support the Transaction. Special (gains) and charges of $35.5 million and $61.8 million in the third quarter and first nine months of 2019, respectively, primarily relate to restructuring charges and transaction fees and other professional fees incurred to support the Transaction.

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

Fixed currency net sales and operating income for the third quarter and first nine months of 2020 and 2019 for our reportable segments are shown in the following tables.

Net Sales	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2020	2019	Change	2020	2019	Change
Global Industrial	$1,491.1	$1,517.1	(2)%	$4,410.3	$4,414.8	(0)%
Global Institutional & Specialty	901.3	1,150.6	(22)	2,695.8	3,283.3	(18)
Global Healthcare & Life Sciences	320.9	243.9	32	875.0	723.7	21
Other	285.7	323.1	(12)	810.4	904.0	(10)
Corporate	48.2	-	100	60.5	-	100
Subtotal at fixed currency	3,047.2	3,234.7	(6)	8,852.0	9,325.8	(5)
Effect of foreign currency translation	(28.6)	(10.7)		(127.1)	(8.0)
Consolidated reported GAAP net sales	$3,018.6	$3,224.0	(6)%	$8,724.9	$9,317.8	(6)%

Operating Income	Third Quarter Ended			Nine Months Ended
	September 30			September 30
(millions)	2020	2019	Change	2020	2019	Change
Global Industrial	$297.8	$249.8	19%	$787.4	$632.1	25%
Global Institutional & Specialty	82.6	280.9	(71)	228.0	690.1	(67)
Global Healthcare & Life Sciences	66.0	36.3	82	154.5	92.3	67
Other	45.2	51.4	(12)	88.1	119.0	(26)
Corporate	(74.4)	(66.5)		(255.7)	(202.6)
Subtotal at fixed currency	417.2	551.9	(24)	1,002.3	1,330.9	(25)
Effect of foreign currency translation	(5.8)	(2.9)		(22.7)	(3.9)
Consolidated reported GAAP operating income	$411.4	$549.0	(25)%	$979.6	$1,327.0	(26)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Third Quarter Ended
	September 30
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,491.1	$(36.2)	$1,454.9	$1,517.1	$(16.7)	$1,500.4
Global Institutional & Specialty	901.3	(4.3)	897.0	1,150.6	-	1,150.6
Global Healthcare & Life Sciences	320.9	(6.5)	314.4	243.9	(0.5)	243.4
Other	285.7	-	285.7	323.1	-	323.1
Corporate	48.2	(48.2)	-	-	-	-
Subtotal at fixed currency	3,047.2	(95.2)	2,952.0	3,234.7	(17.2)	3,217.5
Effect of foreign currency translation	(28.6)			(10.7)
Total reported net sales	$3,018.6			$3,224.0

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$297.8	$(4.4)	$293.4	$249.8	$(1.1)	$248.7
Global Institutional & Specialty	82.6	(0.8)	81.8	280.9	-	280.9
Global Healthcare & Life Sciences	66.0	(0.2)	65.8	36.3	(0.1)	36.2
Other	45.2	-	45.2	51.4	-	51.4
Corporate	(29.9)	-	(29.9)	(30.2)	-	(30.2)
Non-GAAP adjusted fixed currency operating income	461.7	(5.4)	456.3	588.2	(1.2)	587.0
Special (gains) and charges	44.5			36.3
Subtotal at fixed currency	417.2			551.9
Effect of foreign currency translation	(5.8)			(2.9)
Total reported operating income	$411.4			$549.0

	Nine Months Ended
	September 30
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$4,410.3	(45.0)	$4,365.3	$4,414.8	(17.4)	$4,397.4
Global Institutional & Specialty	2,695.8	(31.3)	2,664.5	3,283.3	-	3,283.3
Global Healthcare & Life Sciences	875.0	(21.9)	853.1	723.7	(0.9)	722.8
Other	810.4	(1.0)	809.4	904.0	(0.1)	903.9
Corporate	60.5	(60.5)	-	-	-	-
Subtotal at fixed currency	8,852.0	(159.7)	8,692.3	9,325.8	(18.4)	9,307.4
Effect of foreign currency translation	(127.1)			(8.0)
Total reported net sales	$8,724.9			$9,317.8

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$787.4	(5.4)	$782.0	$632.1	(1.0)	$631.1
Global Institutional & Specialty	228.0	(2.2)	225.8	690.1	-	690.1
Global Healthcare & Life Sciences	154.5	0.4	154.9	92.3	(0.1)	92.2
Other	88.1	(0.2)	87.9	119.0	(0.1)	118.9
Corporate	(89.8)	-	(89.8)	(91.0)	-	(91.0)
Non-GAAP adjusted fixed currency operating income	1,168.2	(7.4)	1,160.8	1,442.5	(1.2)	1,441.3
Special (gains) and charges	165.9			111.6
Subtotal at fixed currency	1,002.3			1,330.9
Effect of foreign currency translation	(22.7)			(3.9)
Total reported operating income	$979.6			$1,327.0

Unless otherwise noted, the following segment performance commentary compares the third quarter and first nine months of 2020 against the third quarter and first nine months of 2019.

Global Industrial

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$1,491.1	$1,517.1	$4,410.3	$4,414.8
Sales at public currency (millions)	1,470.2	1,512.6	4,329.4	4,414.8

Volume	(4)%		(2)%
Price changes	1%		2%
Acquisition adjusted fixed currency sales change	(3)%		(1)%
Acquisitions and divestitures	1%		1%
Fixed currency sales change	(2)%		0%
Foreign currency translation	(1)%		(2)%
Public currency sales change	(3)%		(2)%

Operating income at fixed currency (millions)	$297.8	$249.8	$787.4	$632.1
Operating income at public currency (millions)	293.4	248.1	770.5	631.0

Fixed currency operating income change	19%		25%
Fixed currency operating income margin	20.0%	16.5%	17.9%	14.3%
Acquisition adjusted fixed currency operating income change	18%		24%
Acquisition adjusted fixed currency operating income margin	20.2%	16.6%	17.9%	14.4%
Public currency operating income change	18%		22%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial decreased in the third quarter and first nine months of 2020, as lower volume more than offset pricing. In the third quarter and first nine months, declines in North America more than offset gains in other regions.

At an operating segment level, Water fixed currency sales decreased 2% in both the third quarter and first nine months of 2020. Light industry water treatment sales showed modest growth as improving commercial building water treatment demand, along with additional water hygiene programs as they reopen and new business gains more than offset the impact of reduced transportation industry production versus last year. Heavy industry sales declined moderately as a slower recovery in primary metals and chemical production continued to impact our sales to those industries. Mining declined modestly as gains in precious metals and fertilizers were more than offset by weak coal and alumina markets. Food & Beverage fixed currency sales increased 5% (0% acquisition adjusted) and 5% (3% acquisition adjusted) in the third quarter and first nine months of 2020, respectively, led by good growth in the food business reflecting steady end market trends. Beverage and brewing was flat and protein declined reflecting unfavorable COVID-related effects on consumption. Downstream fixed currency sales decreased 11% in the third quarter of 2020 and 5% in the first nine months of 2020 as steady petrochemical demand was more than offset by the negative impact of lower global transportation fuel demand on refineries and the use of lighter crudes. Paper fixed currency sales decreased 4% in the third quarter of 2020 and were flat in the first nine months of 2020, as slower industrial packaging trends and declines in graphic paper more than offset moderate gains in tissue.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the third quarter and first nine months of 2020.

Acquisition adjusted fixed currency operating income margins increased 3.6 and 3.5 percentage points during the third quarter and first nine months of 2020, respectively, and were positively impacted approximately 4.6 and 4.0 percentage points in the third quarter and first nine months of 2020, respectively, by favorable pricing, lower discretionary spending and cost savings initiatives, and lower delivered product costs, which more than offset the 1.2 and 0.7 percentage point negative impact of reduced operating leverage and lower volume during the third quarter and first nine months of 2020, respectively.

Global Institutional & Specialty

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$901.3	$1,150.6	$2,695.8	$3,283.3
Sales at public currency (millions)	896.3	1,148.1	2,671.4	3,279.3

Volume	(23)%		(20)%
Price changes	1%		2%
Acquisition adjusted fixed currency sales change	(22)%		(19)%
Acquisitions and divestitures	0%		1%
Fixed currency sales change	(22)%		(18)%
Foreign currency translation	0%		(1)%
Public currency sales change	(22)%		(19)%

Operating income at fixed currency (millions)	$82.6	$280.9	$228.0	$690.1
Operating income at public currency (millions)	82.0	280.4	225.9	688.6

Fixed currency operating income change	(71)%		(67)%
Fixed currency operating income margin	9.2%	24.4%	8.5%	21.0%
Acquisition adjusted fixed currency operating income change	(71)%		(67)%
Acquisition adjusted fixed currency operating income margin	9.1%	24.4%	8.5%	21.0%
Public currency operating income change	(71)%		(67)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty decreased in the third quarter and first nine months of 2020, driven by a decline in the Institutional business. At a regional level, the third quarter and first nine months of 2020 fixed currency sales decreased in all major regions.

At an operating segment level, Institutional fixed currency sales decreased 28% and 27% in the third quarter and first nine months of 2020, respectively, reflecting strong hand and surface hygiene sales that were more than offset by mandated reductions for in-unit dining and domestic and international travel that significantly impacted foot traffic at full-service restaurants, occupancy rates at hotels and a reduction of customer visits to other entertainment facilities through the quarter. All geographic regions declined. Specialty fixed currency sales increased 1% (0% acquisition adjusted) and 12% (7% acquisition adjusted) in the third quarter and first nine months of 2020, respectively, as good food retail sales growth was offset by moderately lower quickservice sales for the quarter. Food retail sales benefited from continued expanded cleaning protocols and frequency in the grocery stores in response to COVID-19, new customer additions and product and program introductions. Global quickservice sales declined moderately as strong hand and surface sanitizer sales offset by COVID-19 related impacts on restaurant volumes.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for our Global Institutional & Specialty segment in the third quarter and first nine months of 2020.

Acquisition adjusted fixed currency operating income margins decreased 15.3 and 12.5 percentage points during the third quarter and first nine months of 2020, respectively. Margins were negatively impacted approximately 15.8 and 13.0 percentage points in the third quarter and first nine months of 2020, respectively, from volume declines, reduced operating leverage and unfavorable mix, which more than offset the 1.1 and 1.2 percentage point positive impact cost savings initiatives and lower discretionary spending during the third quarter and first nine months of 2020, respectively.

Global Healthcare & Life Sciences

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$320.9	$243.9	$875.0	$723.7
Sales at public currency (millions)	321.5	241.7	863.8	721.1

Volume	29%		17%
Price changes	1%		1%
Acquisition adjusted fixed currency sales change	29%		18%
Acquisitions and divestitures	2%		3%
Fixed currency sales change	32%		21%
Foreign currency translation	1%		(1)%
Public currency sales change	33%		20%

Operating income at fixed currency (millions)	$66.0	$36.3	$154.5	$92.3
Operating income at public currency (millions)	65.7	35.7	151.2	91.5

Fixed currency operating income change	82%		67%
Fixed currency operating income margin	20.6%	14.9%	17.7%	12.8%
Acquisition adjusted fixed currency operating income change	82%		68%
Acquisition adjusted fixed currency operating income margin	20.9%	14.9%	18.2%	12.8%
Public currency operating income change	84%		65%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for the Global Healthcare & Life Sciences increased in the third quarter and first nine months of 2020, driven by volume gains. At a regional level, the third quarter and first nine months of 2020 fixed currency sales increased in all regions.

At an operating segment level, Healthcare fixed currency sales increased 29% (25% acquisition adjusted) and 17% (14% acquisition adjusted) in the third quarter and first nine months of 2020, respectively, as strong COVID-19 related hand and surface disinfection sales growth more than offset the unfavorable effects of delayed elective surgical procedures. Life Sciences fixed currency sales increased 47% (48% acquisition adjusted) and 42% (40% acquisition adjusted) in the third quarter and first nine months of 2020, respectively, driven by significant demand for our Bioquell biodecontamination systems due to COVID-19 concerns and increased cleaning standards, which bolstered our ongoing business wins and pricing.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare & Life Sciences segment increased in the third quarter and first nine months of 2020.

Acquisition adjusted fixed currency operating income margins increased 6.0 and 5.4 percentage points during the third quarter and first nine months of 2020, respectively. Strong volume gains, favorable mix, improved pricing and cost savings initiatives impacted margins by approximately 7.4 and 6.0 percentage points during the third quarter and first nine months of 2020, respectively, which more than offset higher delivered product costs which negatively impacted margins by 1.7 and 0.9 percentage points during the third quarter and first nine months of 2020, respectively.

Other

	Third Quarter Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
Sales at fixed currency (millions)	$285.7	$323.1	$810.4	$904.0
Sales at public currency (millions)	283.7	321.6	801.1	902.6

Volume	(13)%		(12)%
Price changes	1%		2%
Acquisition adjusted fixed currency sales change	(12)%		(10)%
Acquisitions and divestitures	0%		0%
Fixed currency sales change	(12)%		(10)%
Foreign currency translation	0%		(1)%
Public currency sales change	(12)%		(11)%

Operating income at fixed currency (millions)	$45.2	$51.4	$88.1	$119.0
Operating income at public currency (millions)	44.7	51.2	87.1	118.7

Fixed currency operating income change	(12)%		(26)%
Fixed currency operating income margin	15.8%	15.9%	10.9%	13.2%
Acquisition adjusted fixed currency operating income change	(12)%		(26)%
Acquisition adjusted fixed currency operating income margin	15.8%	15.9%	10.9%	13.2%
Public currency operating income change	(13)%		(27)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in the third quarter and first nine months of 2020 due to the impact of COVID-19 on partial and full customer closures along with limited vendor access. At a regional level, the decline in third quarter and first nine months of 2020 sales results mostly impacted North America and Europe.

At an operating segment level, Pest Elimination fixed currency sales decreased 2% and 3% (4% acquisition adjusted) in the third quarter and first nine months of 2020, respectively. Sales growth in food and beverage plants, grocery stores and healthcare facilities was offset by the impact of lower restaurant and hospitality volumes. Textile Care fixed currency sales decreased 32% and 27% in the third quarter and first nine months of 2020, respectively. Colloidal Technologies Group fixed currency sales decreased 30% and 18% in the third quarter and first nine months of 2020, respectively.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other decreased 0.1 and 2.3 percentage points during the third quarter and first nine months of 2020, respectively. Lower volume and reduced operating leverage negatively impacted margins by approximately 3.6 and 4.5 percentage points for the third quarter and first nine months of 2020, respectively. These margin declines were partially offset by lower discretionary spending, improved pricing and cost savings initiatives which positively impacted margins by approximately 3.4 and 2.7 percentage points for the third quarter and first nine months of 2020, respectively.

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

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $18.1 billion as of September 30, 2020 compared to total assets of $20.9 billion as of December 31, 2019. The decrease in total assets reflects the separation of ChampionX.

Total liabilities were $12.0 billion as of September 30, 2020 compared to total liabilities of $12.1 billion as of December 31, 2019. Total debt was $6.9 billion as of September 30, 2020 and $6.4 billion as of December 31, 2019. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2020	2019
(ratio)
Net debt to EBITDA	2.5	2.3

(millions)
Total debt	$6,915.0	$6,353.6
Cash	1,034.7	118.8
Net debt	$5,880.3	$6,234.8

Net income including noncontrolling interest	$1,079.5	$1,442.9
Provision for income taxes	190.1	288.6
Interest expense, net	287.9	190.8
Depreciation	588.3	569.1
Amortization	213.1	206.2
EBITDA	$2,358.9	$2,697.6

Cash Flows

Operating Activities

	Nine Months Ended
	September 30
(millions)	2020	2019	Change
Cash provided by operating activities	$1,092.0	$1,299.0	$(207.0)

We continue to generate cash flow from operations, amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $207 million in the first nine months of 2020 compared to the first nine months of 2019, driven primarily by a $363 million reduction in net income from continuing operations including noncontrolling interest and $35 million higher net cash payments for restructuring, partially offset by $114 million due to lower pension and post retirement plan contributions and $98 million due to favorable fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was driven by lower sales volume, partially offset by lower accounts receivable and inventory turnover.

Investing Activities

	Nine Months Ended
	September 30
(millions)	2020	2019	Change
Cash used for investing activities	$(795.9)	$(881.1)	$85.2

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first nine months of 2020 and 2019, was $432 million and $380 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising, customer equipment and manufacturing facilities. Total capital expenditures were $362 million and $504 million in the first nine months of 2020 and 2019, respectively.

Financing Activities

	Nine Months Ended
	September 30
(millions)	2020	2019	Change
Cash provided by (used for) financing activities	$30.3	$(844.6)	$874.9

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $1,850 million par value and received $1,856 million in proceeds of long-term debt in the first nine months of 2020. We repaid $1,570 million and $401 million of long-term debt in the first nine months of 2020 and 2019, respectively. The proceeds received from the debt issuances were used for repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we had net issuances of commercial paper of $166 million and $150 million in the first nine months of 2020 and 2019, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $125 million and $349 million of shares in the first nine months of 2020 and 2019, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	Nine Months Ended
	September 30
(millions)	2020	2019	Change
Net issuances of commercial paper and notes payable	$165.5	$149.5	$16.0
Long-term debt borrowings	1,855.9	-	1,855.9
Long-term debt repayments	(1,570.0)	(400.6)	(1,169.4)

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

As of September 30, 2020, we had $1,035 million of cash and cash equivalents on hand, of which $218 million was held outside of the U.S. We have increased our available cash on hand during the third quarter to meet current and any future potential operational cash needs as a result of COVID-19 pandemic. We will continue to evaluate our cash position in light of future developments.

As of September 30, 2020, we have a $2.0 billion multi-year credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the third quarter of 2020, we had $225 million of commercial paper outstanding under our U.S. program. There were no borrowings under our credit facility as of September 30, 2020 or 2019. As of September 30, 2020, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

As of September 30, 2020, we have a $500 million 364-day revolving credit agreement to be used for general corporate purposes with a diverse syndicate of banks to provide for further liquidity over the next twelve months in response to the coronavirus pandemic. There were no borrowings under this revolving credit agreement as of September 30, 2020. In addition, we executed a $305 million term credit agreement in April 2020, which we drew on and repaid $303 million during the second quarter of 2020.

Our long-term debt issuance and repayment activity through the first nine months of 2020 and 2019 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2019 disclosed total notes payable and long-term debt due within one year of $326 million. As of September 30, 2020, the total notes payable and long-term debt due within one year decreased to $22 million. The commercial paper outstanding as of September 30, 2020 increased to $225 million. The commercial paper outstanding as of December 31, 2019 was $55 million.

Our gross liability for uncertain tax positions was $25 million as of September 30, 2020 and $28 million as of December 31, 2019. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets, while industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic. As the spread of the pandemic continues, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world. We anticipate continued adverse impacts and disruptions in our restaurant, hospitality and entertainment-related business operations, with modest impact on our Industrial segment businesses and limited or no adverse impacts on certain other parts of our business from COVID-19 restrictions; certain of our business will benefit from increased cleaning and sanitizing product demand. The ongoing effects of the global COVID-19 outbreak could result in a global recession.

We anticipate a reduction to our 2020 results of operations and operating cash flows versus prior year levels due to lower market demand, but we are not yet able to estimate the full impact of the coronavirus outbreak as it continues to spread globally. While we continue to provide cleaning, disinfection programs and increased sanitizing protocols in response to the COVID-19 pandemic in healthcare, quick-service and food and beverage plant customers, we anticipate products and services provided to the full-service restaurant, hospitality, lodging and entertainment industries will continue to be negatively impacted for the remainder of the year due to the regulatory and organizational mandates that have been put in place. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other ongoing cost initiatives.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first nine months of 2020, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the third quarter represented less than 1% of our consolidated assets.

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

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the effects of the COVID-19 pandemic depend on numerous factors, including the extent to which the COVID-19 pandemic continues to spread, actions by various governments to address the COVID-19 pandemic, such as stay-at-home orders and restrictions on gatherings and travel, scientific advances to combat COVID-19, the time it takes for our key end markets to recover, the financial health of our customers and channel partners, potential supply chain disruptions, and the health and welfare of our employees; and the ultimate results of any restructuring and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects of the coronavirus (COVID-19) pandemic; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; potential information technology infrastructure failures or breaches in data security; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; our ability to attract, retain and develop high caliber management talent to lead our business; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, to the manufacture, storage, distribution, sale and use of our products and to labor and employment, as well as to the conduct of our business generally; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with the covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism;

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We use foreign currency forward contracts, interest rate swap agreements and foreign currency debt to manage risks associated with foreign currency exchange rates, interest rates and net investments in our foreign operations. We do not hold derivative financial instruments of a speculative nature or for trading purposes. For a more detailed discussion of derivative instruments, refer to Note 9, entitled “Derivatives and Hedging Transactions”, of the consolidated financial statements located under Part I, Item 1 of this quarterly report on Form 10-Q.

Item 4. Controls and Procedures

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chairman of the Board and Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period July 1 through September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In this item 1A, we identify important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 53 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

The risk factors set forth below are, with the exception of limited updates to the risk factor relating to our outstanding indebtedness, the same as the risk factors disclosed under the heading “Item 1A. Risk Factors” in Exhibit 99.1 to our current report on Form 8-K filed with the SEC on September 25, 2020 (the “September 25 8-K”), which we filed to reflect certain retrospective revisions relating to the ChampionX business as discontinued operations and to reflect the changes in our reportable segments described in Note 16 entitled “Operating Segments” in the Condensed Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q. The risk factors set forth below update and supersede the risk factors disclosed in Item 1A of our annual report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A of our quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2020 and June 30, 2020, and under the heading “Item 1A. Risk Factors” in Exhibit 99.1 to the September 25 8-K.

The COVID-19 pandemic has materially and adversely impacted, and we expect will continue to materially and adversely impact, our business.

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality and travel industries. Measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) have significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the key countries we serve, could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our business and results of operations. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations and financial condition, to be dictated by future developments which remain uncertain and cannot be predicted, such as its duration and spread, the success of efforts to contain it, the possibility of subsequent widespread outbreaks and the impact of actions taken in response. In addition to the reduction in the demand for our products and services, the COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

●	We rely on a global workforce, and our business demands we take measures to protect the health and safety of our employees, customers and others with whom we do business, while continuing to effectively manage our employees and maintain business operations. We have taken additional measures and incurred additional expenses to protect the health and safety of our employees to comply with applicable government requirements and safety guidance. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions or other restrictions or measures responsive to the pandemic, or if members of senior management or our Board of Directors are unable to perform their duties for an extended period of time. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our employee base, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

●	A significant number of our employees, as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cybersecurity risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

Our results depend upon the continued vitality of the markets we serve.

Economic downturns, and in particular downturns in our larger markets including the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining and steel industries, can adversely impact our end-users. This year we are experiencing the negative impact of the COVID-19 pandemic on the demand for our products and services provided to customers in the full-service restaurant, hospitality, lodging and entertainment industries. In recent years, the weaker global economic environment, particularly in Europe, has also negatively impacted certain of our end-markets. During these periods of weaker economic activity, our customers and potential customers may reduce or discontinue their volume of purchases of cleaning and sanitizing products and water treatment and process chemicals, which has had, and may continue to have, a material adverse effect on our business, financial condition, results of operation or cash flows.

Our results are impacted by general worldwide economic factors.

Economic factors such as the worldwide economy, capital flows, interest rates and currency movements, including, in particular, our exposure to foreign currency risk, have affected our business in the past and may have a material adverse impact on our business in the future. For example, in 2011 and 2012, the European Union’s sovereign debt crisis negatively impacted economic activity in that region as well as the strength of the euro versus the U.S. dollar. Additionally, the June 2016 Brexit vote resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies, and has caused increased fluctuations and unpredictability in foreign currency exchange rates. The possibility for referendum by other EU member states may lead to further market volatility. Other regions of the world, including emerging market areas, also expose us to foreign currency risk. As a result of increasing currency controls, importation restrictions, workforce regulations, pricing constraints and local capitalization requirements, we deconsolidated our Venezuelan subsidiaries effective as of the end of the fourth quarter of 2015. Prior to deconsolidation, across the second through fourth quarters of 2015, we devalued our Venezuelan bolivar operations within various of our operating segments, including Water, Paper, Food & Beverage and Institutional. Similar currency devaluations, credit market disruptions or other economic turmoil in other countries could have a material adverse impact on our consolidated results of operations, financial position and cash flows by negatively impacting economic activity, including in our key end-markets, and by further weakening the local currency versus the U.S. dollar, resulting in reduced sales and earnings from our foreign operations, which are generated in the local currency, and then translated to U.S. dollars.

If we are unsuccessful in executing on key business initiatives, including restructurings and our Enterprise Resource Planning (“ERP”) system upgrades, our business could be materially and adversely affected.

We continue to execute key business initiatives, including restructurings and investments to develop business systems, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are undertaking the Accelerate 2020 plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by leveraging technology and structural improvements as discussed under Note 2 entitled “Special (Gains) and Charges” of this Form 10-Q.

Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. We also made changes to our system in order to support our separation of the ChampionX business. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

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

If the separation and split-off of our Upstream Energy business or certain internal transactions undertaken in anticipation of the divestiture are determined to be taxable in whole or in part, we and our stockholders may incur significant tax liabilities.

In connection with the separation and split-off of our Upstream Energy business that was consummated on June 3, 2020, we obtained opinions of outside tax counsel that the merger and exchange offer will qualify as tax-free transactions to us and our stockholders, except to the extent that cash was paid to Ecolab stockholders in lieu of fractional shares. We have not sought or obtained a ruling from the Internal Revenue Service (IRS) on the tax consequences of these transactions. An opinion of counsel is not binding on the IRS or the courts, which may disagree with the opinion. Even if the merger and exchange offer otherwise qualified as tax-free transactions, they may become taxable to us if certain events occur that affect either Ecolab or ChampionX Corporation. While ChampionX Corporation has agreed not to take certain actions that could cause the transactions not to qualify as tax-free transactions and is generally obligated to indemnify us against any tax consequences if it breaches this agreement, the potential tax liabilities could have a material adverse effect on us if we were not entitled to indemnification or if the indemnification obligations were not fulfilled. If the merger or exchange offer were determined to be taxable, we could be subject to a substantial tax liability, and each U.S. holder of our common stock who participated in the exchange offer could be treated as exchanging the Ecolab shares surrendered for ChampionX Corporation shares in a taxable transaction.

Potential indemnification liabilities pursuant to the separation and split-off of our Upstream Energy business could materially and adversely affect our business and financial statements.

With respect to the separation and subsequent split-off of our Upstream Energy business, we entered into a separation and distribution agreement with ChampionX Holding Inc. and ChampionX Corporation (f/k/a Apergy Corporation and taken together with ChampionX Holding Inc., “ChampionX”) as well as certain other agreements to govern the separation and related transactions and our relationship with ChampionX going forward. These agreements provide for specific indemnity and certain other obligations of each party and could lead to disputes between ChampionX and us. If we are required to indemnify ChampionX under the circumstances set forth in these agreements, we may be subject to substantial related liabilities. In addition, with respect to the liabilities for which ChampionX has agreed to indemnify us under these agreements, there can be no assurance that the indemnity rights we have against ChampionX will be sufficient to protect us against the full amount of such liabilities, or that ChampionX will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business and our consolidated results of operations, financial position or cash flows could be materially and adversely affected.

We depend on key personnel to lead our business.

Our continued success will largely depend on our ability to attract, retain and develop a high caliber of talent and on the efforts and abilities of our executive officers and certain other key employees, particularly those with sales and sales management responsibilities to drive business growth, development and profitability. As we continue to grow our business, make acquisitions, expand our geographic scope and offer new products and services, we need the organizational talent necessary to ensure effective succession for executive officer and key employee roles in order to meet the growth, development and profitability goals of our business. Our operations could be materially and adversely affected if for any reason we were unable to attract, retain or develop such officers or key employees and successfully execute organizational change and management transitions at leadership levels.

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. and international economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the misconduct or reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of such laws and regulations could result in disruptive investigations, significant fines and sanctions, which could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Customers and vendors in the foodservice, hospitality, travel, healthcare, food processing, refining and pulp and paper industries, as well as other industries we serve, have consolidated in recent years and that trend may continue. This consolidation could have a material adverse impact on our ability to retain customers and on our pricing, margins and consolidated results of operations.

Our business depends on our ability to comply with laws and governmental regulations, and we may be materially and adversely affected by changes in laws and regulations.

Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices which would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Changes to labor and employment laws and regulations, as well as related rulings by courts and administrative bodies, could materially and adversely affect our operations and expose us to potential financial liability.

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

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including tax reform under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), which includes broad and complex changes to the United States tax code, and the state tax response to the Tax Act, including, but not limited to, variability in our future tax rate. We are also subject to changes in tax law outside the United States. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws (including regulations which interpret the Tax Act) or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could materially and adversely affect our liquidity and financial results.

As of September 30, 2020, we had approximately $6.9 billion in outstanding indebtedness, with approximately $0.2 billion in the form of floating rate debt. Our debt level and related debt service obligations may have negative consequences, including:

●	requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment;

●	reducing our flexibility in planning for or reacting to changes in our business and market conditions;

●	exposing us to interest rate risk since a portion of our debt obligations are at variable rates. For example, a one percentage point increase in the average interest rate on our floating rate debt at September 30, 2020 would increase future interest expense by approximately $2 million per year; and

●	increasing our cost of funds and materially and adversely affecting our liquidity and access to the capital markets should we fail to maintain the credit ratings assigned to us by independent rating agencies.

If we add new debt, the risks described above could increase.

Severe public health outbreaks may materially and adversely impact our business.

Our business could be adversely affected by the effect of a public health epidemic. Besides the COVID-19 pandemic, the United States and other countries have experienced, and may experience in the future, public health outbreaks such as Zika virus, Avian Flu, SARS and H1N1 influenza. A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the foodservice, hospitality and travel industries and also may result in health or other government authorities imposing restrictions on travel further impacting our end markets. Any of these events could result in a significant drop in demand for some of our products and services and materially and adversely affect our business. Uncertainty with respect to the impact on our financial results of the coronavirus outbreak is discussed further in Management Discussion & Analysis located at Part I, Item 2, of this Form 10-Q under the heading “Global Economic Environment.”

We incur significant expenses related to the amortization of intangible assets and may be required to report losses resulting from the impairment of goodwill or other assets recorded in connection with the Nalco transaction and other acquisitions.

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2019, we had goodwill of $5.6 billion which is maintained in various reporting units, including goodwill from the Nalco transaction. If we determine that any of the assets or goodwill recorded in connection with the Nalco transaction or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

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

The occurrence of (a) litigation or claims, (b) the loss or insolvency of a major customer or distributor, (c) repeated or prolonged federal government shutdowns or similar events, (d) war (including acts of terrorism or hostilities which impact our markets), (e) natural or manmade disasters, (f) water shortages or (g) severe weather conditions affecting our operations or industries we serve may have a material adverse effect on our business.

Defense of litigation, particularly certain types of actions such as antitrust, patent infringement, personal injury, product liability and wage hour lawsuits, including class actions and arbitration proceedings, can be costly and time consuming even if ultimately successful, and if not successful could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions affecting the foodservice, hospitality, travel, health care, food processing, refining, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Water and Downstream operating segments. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
July 1-31, 2020	3,112		$198.5687		-		6,432,246
August 1-31, 2020	84,725		191.4852		77,853		6,354,393
September 1-30, 2020	15,729		196.5785		11,825		6,342,568
Total	103,566		$192.4716		89,678		6,342,568

(1)	Includes 13,888 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:
(4.2)	Ninth Supplemental Indenture, dated as of August 13, 2020, between Ecolab Inc. and Wells Fargo Bank, National Association.	Incorporated by reference to the Current Report on Form 8-K filed by Ecolab Inc. with the SEC on August 13, 2020.
(4.3)	Form of 1.300% Notes due 2031.	Included in Exhibit (4.2) above.
(4.4)	Form of 2.125% Notes due 2050.	Included in Exhibit (4.2) above.
(10.1)

Amended and Restated Dealer Agreement, dated 9 June 2017, between Ecolab Inc., Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers), Ecolab Inc. (as Guarantor in respect of the notes issued by Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L. and Ecolab NL 10 B.V. and Ecolab NL 11 B.V.), Credit Suisse Securities (Europe) Limited (as Arranger), and Citibank Europe plc, UK Branch, Credit Suisse Securities (Europe) Limited, Citigroup Global Markets Europe AG, Credit Suisse Securities Sociedad de Valores S.A. and Credit Suisse International (as Dealers).

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

ECOLAB INC.

Date: October 30, 2020	By:	/s/ Scott D. Kirkland

Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)