Form 10-K
period 2020-12-31
ECOLAB INC.
filed 2021-02-26
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ◻ Yes ⌧  No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☒ NO

Aggregate market value of voting and non-voting common equity held by non-affiliates of registrant on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter: $56,528,667,907 (see Item 12, under Part III hereof), based on a closing price of registrant’s Common Stock of $198.95 per share.

The number of shares of registrant’s Common Stock, par value $1.00 per share, outstanding as of January 29, 2021: 285,849,956 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 2021, and to be filed within 120 days after the registrant’s fiscal year ended December 31, 2020 (hereinafter referred to as “Proxy Statement”), are incorporated by reference into Part III.

ECOLAB INC.

FORM 10-K

For the Year Ended December 31, 2020

PART I

Except where the context otherwise requires, references in this Form 10-K to (i) “Ecolab,” “Company,” “we” and “our” are to Ecolab Inc. and its subsidiaries, collectively; (ii) “Nalco” are to Nalco Company LLC, a wholly-owned subsidiary of the Company; and (iii) “Nalco transaction” are to the merger of Ecolab and Nalco Holding Company completed in December 2011.

Item 1. Business.

General Development of Business.

Ecolab was incorporated as a Delaware corporation in 1924. Our fiscal year is the calendar year ending December 31. International subsidiaries are included in the consolidated financial statements on the basis of their U.S. GAAP (accounting principles generally accepted in the United States of America) November 30 fiscal year ends to facilitate the timely inclusion of such entities in our consolidated financial reporting.

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

As discussed in Note 5 Discontinued Operations, the ChampionX business met the criteria to be reported as discontinued operations because the separation of ChampionX was a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of ChampionX, including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified for all periods presented herein. Unless otherwise noted, the accompanying financial information has been revised to reflect the effect of the separation of ChampionX and prior year balances have been revised accordingly to reflect continuing operations only.

Subsequent to the separation of ChampionX, the Company no longer reports the Upstream Energy segment, which previously held the ChampionX business. We are aligned into three reportable segments and Other.

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, we created the Upstream and Downstream operating segments from the Global Energy operating segment, which was also a reportable segment. We eliminated the Global Energy reportable segment and created the Downstream operating segment and the Upstream operating segment, which are reported in the Global Industrial reportable segment and newly established Upstream Energy reportable segment which is reported in discontinued operations, respectively. Also, in the first quarter of 2020, we announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment is reported in Other, which had previously been aggregated in the Global Industrial reportable segment. We also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. We made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

We continued to invest in and build our business through various acquisitions that complement our strategic vision. See Part II, Item 8, Note 4 of this Form 10-K for additional information about the acquisitions and divestitures of the Company.

Narrative Description of Business.

General

With 2020 sales of $11.8 billion, we believe we are the global leader in water, hygiene and infection prevention solutions and services. We deliver comprehensive solutions, data-driven insights and personalized service to advance food safety, maintain clean and safe environments, optimize water and energy use, and improve operational efficiencies and sustainability for customers in the food, healthcare, hospitality and industrial markets in more than 170 countries around the world. Our cleaning and sanitizing programs and products and pest elimination services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors. Our products and technologies are also used in water treatment, pollution control, energy conservation, refining, primary metals manufacturing, papermaking, mining and other industrial processes.

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

Sustainability is core to our business strategy. We deliver sustainable solutions that help companies around the world achieve their business goals while reducing environmental impacts. We partner with customers at approximately three million customer locations around the world to reduce water and energy use as well as greenhouse gas emissions through our high-efficiency solutions. By partnering with our customers to help them do more with less through the use of our innovative and differentiated solutions, we aim to help our customers conserve more than 300 billion gallons of water annually by 2030. In 2019, we helped our customers conserve more than 206 billion gallons of water and avoid more than 1.5 million metric tons of greenhouse gas emissions.

The following description of our business is based upon our reportable segments as reported in our consolidated financial statements for the year ended December 31, 2020, which are located in Item 8 of Part II of this Form 10-K. Operating segments that share similar economic characteristics and future prospects, nature of the products and production processes, end-use markets, channels of distribution and regulatory environment have been aggregated into three reportable segments: Global Industrial, Global Institutional & Specialty and Global Healthcare & Life Sciences. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other. We provide similar information for Other as compared to our three reportable segments as we consider the information regarding its underlying operating segments as useful in understanding our consolidated results.

Global Industrial

This reportable segment consists of the Water, Food & Beverage, Downstream and Paper operating segments, which provide water treatment and process applications, and cleaning and sanitizing solutions, primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, global refining, petrochemical, pulp and paper industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the four operating segments which comprise our Global Industrial reportable segment follow below.

Water

Water serves customers across industrial and institutional markets. Within Water, our light industry markets include food and beverage, manufacturing and transportation, institutional clients including commercial buildings, hospitals, universities and hotels, and global high technology serving customers including data centers and microelectronics. Heavy industries served include power, chemicals and primary metals and mining.

Water provides water treatment products and water technologies programs for cooling water, waste water, boiler water and process water applications. Our cooling water treatment programs are designed to control challenges associated with cooling water systems — corrosion, scale and microbial fouling and contamination — in open recirculating, once-through and closed systems. Our wastewater products and programs focus on improving overall plant economics, addressing compliance issues, optimizing equipment efficiency and improving operator capabilities and effectiveness. We provide integrated chemical and digitally-based solutions, process improvements and mechanical component modifications to optimize boiler performance and control corrosion and scale build-up. Our programs assist in the use of water for plant processes by optimizing the performance of treatment chemicals and equipment in order to minimize costs and maximize returns on investment.

Our offerings include specialty products such as scale and corrosion inhibitors, antifoulants, pre-treatment solutions, membrane treatments, coagulants and flocculants, and anti-foamers, as well as our 3D TRASARTM technologies, which combines chemistry, remote services and monitoring and control. We provide products and programs for water treatment and process applications aimed at combining environmental benefits with economic gains for our customers. Typically, water savings, energy savings and operating efficiency are among our primary sources of value creation for our customers, with product quality and production enhancement improvements also providing key differentiating features for many of our offerings. Our offerings are sold primarily by our corporate account and field sales employees.

We believe we are one of the leading global suppliers of products and programs for chemical applications within the industrial water treatment industry.

Food & Beverage

Food & Beverage addresses cleaning and sanitation to facilitate the processing of products for human consumption. Food & Beverage provides detergents, cleaners, sanitizers, lubricants and animal health products, as well as cleaning systems, digitally-based dispensers, monitors and chemical injectors for the application of chemical products, primarily to dairy plants, dairy, swine and poultry farms, breweries and soft-drink bottling plants, as well as meat, poultry and other food processors. Food & Beverage is also a leading developer and marketer of antimicrobial products used in direct contact with meat, poultry, seafood and produce during processing in order to reduce microbial contamination. Food & Beverage also designs, engineers and installs CIP (“clean-in-place”) process control systems and facility cleaning systems for its customer base. Water savings, energy savings, and operating efficiency are among our sources of value creation for our customers. Products for use in processing facilities are sold primarily by our corporate account and field sales employees, while products for use on farms are sold through dealers and independent, third-party distributors.

We believe we are one of the leading global suppliers of cleaning and sanitizing products to the dairy plant, dairy, swine and poultry farm, beverage/brewery, food, meat and poultry, and beverage/brewery processing industries.

Downstream

Downstream provides products and programs for process and water treatment applications specific to the petroleum refining and fuels industry, enabling our customers to profitably refine and upgrade hydrocarbons. We solve our customers’ toughest process and water challenges so they can sustainably, reliably and profitably refine fuels and process petrochemicals. Our proven chemistry and digital technologies combined with service increase refinery and petrochemical plant reliability and the useful life of customer assets while improving product quality and yields. Our product portfolio includes corrosion inhibitors, antifoulants, hydrogen sulfide removal, cold flow improvers, lubricity inhibitors, crude desalting, reactive monomer inhibitors, olefins, anti-polymerants, anti-oxidants and traditional water treatment.

Our customers include many of the largest publicly traded oil, refining and petrochemical companies, as well as national refining and petrochemical companies, and large independent refining companies. Our downstream offerings are sold primarily by our corporate account and field sales employees and, to a lesser extent, through Engineering, procurement, and construction contractors (EPC), Technology licensors, distributors, sales agents and joint ventures.

We believe we are one of the leading global providers of specialty chemicals to downstream refineries and petrochemical operations.

Paper

Paper provides water and process applications for the pulp and paper industries, offering a comprehensive portfolio of programs that are used in all principal steps of the papermaking process and across all grades of paper, including graphic grades, board and packaging, and tissue and towel. While Paper provides its customers similar types of products and programs for water treatment and wastewater treatment as those offered by Water, Paper also offers two specialty programs that differentiate its offerings from Water—pulp applications and paper applications. Our pulp applications maximize process efficiency and increase pulp cleanliness and brightness in bleaching operations, as well as predict and monitor scaling potential utilizing on-line monitoring to design effective treatment programs and avoid costly failures. Our paper process applications focus on improving our customers’ operational efficiency, in part through water savings, energy savings and operating efficiency. Advanced digital sensing, monitoring and automation combine with innovative chemistries and detailed process knowledge to provide a broad range of customer solutions. Specialty products include flocculants, coagulants, dewatering aids and digester yield additives. Our offerings are sold primarily by our corporate account and field sales employees.

We believe we are one of the leading global suppliers of water treatment products and process aids to the pulp and papermaking industry.

Global Institutional & Specialty

This reportable segment consists of the Institutional and Specialty operating segments, which provide specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, government, education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the two operating segments which comprise our Global Institutional & Specialty reportable segment follow below.

Institutional

Institutional sells specialized cleaners and sanitizers for washing dishes, glassware, flatware, foodservice utensils and kitchen equipment (“warewashing”), plus specialized cleaners for various applications throughout food service operations, for on-premise laundries (typically used by hotel and healthcare customers) and for general housekeeping functions. We also sell food safety products and equipment, water filters, dishwasher racks and related kitchen sundries to the foodservice, lodging, educational and healthcare industries. Institutional also provides pool and spa treatment programs for hospitality and other commercial customers, as well as a broad range of janitorial cleaning and floor care products and programs to customers in hospitality, healthcare and commercial facilities. Institutional develops various digital monitoring and chemical dispensing systems which are used by our customers to efficiently and safely dispense our cleaners and sanitizers, and through these products, systems and our on-site sales and service expertise, develop better results for our customers while also developing water savings, energy savings and operating efficiency. In addition, Institutional markets a lease program comprised of energy-efficient dishwashing machines, detergents, rinse additives and sanitizers, including full machine maintenance. Through our EcoSure Food Safety Management business, Institutional also provides customized on-site evaluations, training and quality assurance services to foodservice operations. With the Lobster Ink business, Institutional provides our customers with end-to-end digital training solutions designed to drive corrective actions and optimal frontline execution.

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

Global Healthcare & Life Sciences

This reportable segment consists of the Healthcare and Life Sciences operating segments, which provide specialized cleaning and sanitizing products to the healthcare, personal care and pharmaceutical industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics. Descriptions of the two operating segments which comprise our Global Healthcare & Life Sciences reportable segment follow below.

Healthcare

Healthcare provides infection prevention and surgical solutions to acute care hospitals, surgery centers and medical device Original Equipment Manufacturers (“OEM”). Healthcare’s proprietary infection prevention and surgical solutions (hand hygiene, hard surface disinfection, digital monitoring systems, instrument cleaning, patient drapes, equipment drapes and surgical fluid warming and cooling systems) are sold primarily under the "Ecolab," "Microtek," and “Anios” brand names to various departments within the acute care environment (Infection Control, Environmental Services, Central Sterile and Operating Room). Healthcare sells its products and programs principally through its field sales personnel and corporate account personnel but also sells through healthcare distributors.

We believe we are one of the leading suppliers of infection prevention and surgical solutions in the United States and Europe.

Life Sciences

Life Sciences provides end-to-end cleaning and contamination control solutions to pharmaceutical and personal care manufacturers. Products are sold under the “Ecolab” brand names, and include detergents, cleaners, sanitizers, disinfectants, surface wipes, as well as cleaning systems, electronic dispensers and chemical injectors for the application of chemical products. The portfolio also includes decontamination systems and services utilizing hydrogen peroxide vapor, which are sold under the “Bioquell” brand name. The pharmaceutical clean room environment is the primary area that both products are utilized. Products and programs are sold primarily through our field sales and corporate account personnel, and to a lesser extent through distributors.

Life Sciences is comprised of customers and accounts related to manufacturing in the following industries: pharmaceutical, animal health and medicine, biologic products, cosmetics and medical devices. Our tailored, comprehensive solutions and technical know-how focus on ensuring product quality, safety and compliance standards are met while improving operational efficiency in customers’ cleaning, sanitation and disinfection processes. We believe we are one of the leading suppliers of contamination control solutions in Europe, with a growing presence in North America and other regions.

Other

Other consists of the Pest Elimination, Textile Care and Colloidal Technologies Group operating segments. These operating segments do not meet the quantitative criteria to be separately reported. We disclose these operating segments within Other as we consider the information useful in understanding our consolidated results.

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

In addition to the United States, which constitutes the largest operation, we operate in various countries in Asia Pacific, Western Europe, Latin America and South Africa, with the largest operations in France, the United Kingdom (U.K.) and Greater China.

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

Colloidal Technologies Group

The Colloidal Technologies Group (“CTG”) produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water. These products and associated programs are used primarily for binding and polishing applications. CTG serves customers across various industries, including semiconductor manufacturing, catalyst manufacturing, chemicals and aerospace component manufacturing.

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

The businesses in our Global Institutional & Specialty reportable segment and Other have two significant classes of competitors. First, we compete with a small number of large companies selling directly or through distributors on a national or international scale. Second, we have numerous smaller regional or local competitors which focus on more limited geographies, product lines and/or end-use customer segments. We compete principally by providing superior value, premium customer support, and innovative and differentiated products to help our customers protect their brand reputation.

Within the Global Healthcare & Life Sciences reportable segment, the Healthcare business competes geographically with companies primarily focused on a smaller range of product categories, with few globally scaled competitors. Life Sciences business competes in the European market versus several mid-size and regional competitors and competes against one large and other mid-size or regional competitors in North America. Outside of North America and Europe competitors are much more fragmented and do not offer the same level of service or coverage as Ecolab. Our businesses in this segment compete on the basis of their demonstrated value, technical performance, innovation, chemical formulations and extensive customer support.

Sales

Our products, systems and services are primarily marketed in domestic and international markets by our Company-trained direct field sales personnel who also advise and assist our customers in the proper and most efficient use of the products and systems in order to meet a full range of cleaning and sanitation, water treatment and process chemistry needs. Independent, third-party distributors and, to a lesser extent, sales agents, are utilized in several markets, as described in the segment descriptions found above.

Customers and Classes of Products

We believe our business is not materially dependent upon a single customer. Additionally, although we have a diverse customer base and no customer or distributor constituted 10 percent or more of our consolidated revenues in 2020, 2019 or 2018, we do have customers and independent third-party distributors, the loss of which could have a material adverse effect on results of operations for the affected earnings periods; however, we consider it unlikely that such an event would have a material adverse impact on our financial position. No material part of our business is subject to renegotiation or termination at the election of a governmental unit.

We sold one class of products within the Global Institutional & Specialty reportable segment which comprised 10% or more of consolidated net sales in the last three years. Sales of warewashing products were approximately 11%, 13%, and 13% of consolidated net sales in 2020, 2019, and 2018, respectively.

Human Capital

As of December 31, 2020, Ecolab employed approximately 44,000 employees, including approximately 24,000 sales and service and 1,300 research, development, and engineering associates. Approximately 43% of the associates are employed in North America, 22% in Europe, 8% in Asia Pacific, 16% in Latin America, 4% in India, Middle East Africa, and 7% in China.

We are committed to developing a culture that is diverse, equitable, inclusive, and fully leverages our employees’ talents as we work together to serve the needs of our customers. We believe in providing comprehensive training and career development opportunities and in compensating and rewarding our employees equitably. Our commitment to the safety of our employees, contractors and customers is evident in all we do, from the way we operate, to the products we develop and to the customers we serve. In addition, we are committed to promoting the health and well-being of our employees, our customers, and their customers by contributing to programs and initiatives that enhance the quality of life in the communities where they work and live. In support of these overall objectives, key areas of focus include:

Diversity, Equity, and Inclusion: We have a long-standing belief that a diverse, equitable and inclusive workforce is a critical foundation for the shared success of our associates, our company, our customers, and our communities. To build that strong foundation, we have worked to embed diversity and inclusion throughout all people processes, including recruitment, promotional practices, training and development and total rewards. To help guide our work and ensure a broad commitment to progress, Ecolab utilizes a Diversity Council made up of senior leaders throughout our company and chaired by our CEO. We review key metrics and practices, including diverse representation, hiring practices and retention with the Council and with senior executives and business leads monthly. We set diversity goals at or above market availability and require diverse slates for all hiring activity. As a part of our 2030 impact goals, we have committed to the following:

●	Committing to the UN Sustainable Development Goal 5: Gender Equality for Women and Girls
●	Maintaining Ecolab’s pay equity in the U.S. and expanding globally
●	Increasing management level gender diversity to 35% with the ultimate goal of gender parity
●	Increasing management level ethnic/racial diversity to 25% as we seek to meet full representation of the U.S. workforce at all levels

We have a vibrant and growing community of Employee Resource Groups (ERGs) to help associates connect with colleagues, take part in career and leadership development experiences, and provide important insights in support of advancing our work in diversity, equity, and inclusion. These employee-led ERGs create community and focus across several dimensions of diversity, including gender, race/ethnicity, gender identity, sexual orientation, ability/disability, military service and more. All employees are welcome and encouraged to join, participate or become leaders within any of our 11 ERGs.

Employee Training and Development: At our core, Ecolab’s growth is rooted in decades of science, learning and innovation. We have ambitious solution-oriented teams and we continually look for ways to help our employees learn and grow. Beyond rigorous technical, functional, and business-specific training courses, our Global Corporate Flagship Development Programs are designed to deepen leadership capability and prepare successors for key leadership roles.

Safety, Health and Wellness: At Ecolab, the safety of our employees and contractors is our top priority and is embedded into our company values. Our safety goals are simple: zero accidents, zero injuries and zero violations. We communicate that this is a collective goal all employees commit to, own, and deliver on every day. Our leadership teams and a network of Safety, Health and Environment professionals around the world support employees with proven safety programs, processes and platforms. Understanding underlying and potential risks is a critical component to improving safety outcomes. Our Global Safety Dashboard tracks our performance on a range of leading and lagging safety indicators and helps us measure the effectiveness of our safety programs.

Additionally, a Be Well Program is available to U.S. employees and their families to empower, educate and support their personal journey to overall well-being by making positive lifestyle choices while creating a culture of wellness throughout Ecolab. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate. These changes include requiring all employees who can do their work remotely to work from home and implementing additional safety measures for our employees working in the field and in our plant and warehouse locations. We also introduced new benefits and caregiver resources to help associates balance the unique demands of work and personal responsibilities.

For additional detail regarding our Human Capital Management metrics and focus areas, please refer to our Corporate Responsibility GRI Report published at our website at https://www.ecolab.com/sustainability/sustainability-reporting-resources.

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

●	Patents related to our TRASAR and 3D TRASAR technology, which are material to our Global Industrial reportable segment. U.S. and foreign patents protect aspects of our key TRASAR and 3D TRASAR technology until at least 2024.

●	Trademarks related to Ecolab, Nalco and 3D TRASAR, which collectively are material to all of our reportable segments. The Ecolab, Nalco and 3D TRASAR trademarks are registered or applied for in all of our key markets and we anticipate maintaining them indefinitely.

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

Research and Development

Our research and development program consists principally of developing and validating the performance of new products, processes, techniques and equipment, improving the efficiency of those already existing, improving service program content, evaluating the environmental compatibility of products and technical support. Key disciplines include analytical and formulation chemistry, microbiology, data science and predictive analytics, process and packaging engineering, digital and remote monitoring engineering and product dispensing technology. Substantially all of our principal products have been developed by our research, development and engineering personnel.

We believe continued research and development activities are critical to maintaining our leadership position within the industry and will provide us with a competitive advantage as we seek additional business with new and existing customers.

Joint Ventures

Over time, we have entered into partnerships or joint ventures in order to meet local ownership requirements, to achieve quicker operational scale, to expand our ability to provide our customers a more fully integrated offering or to provide other benefits to our business or customers. During 2020, the impact on our consolidated net income of our joint ventures, in the aggregate, was approximately three percent. We will continue to evaluate the potential for partnerships and joint ventures that can assist us in increasing our geographic, technological and product reach.

Environmental and Regulatory Considerations

Our businesses are subject to various legislative enactments and regulations relating to the protection of the environment and public health. While we cooperate with governmental authorities and take commercially practicable measures to meet regulatory requirements and avoid or limit environmental effects, some risks are inherent in our businesses. Among the risks are costs associated with transporting and managing hazardous materials and waste disposal and plant site clean-up, fines and penalties if we are found to be in violation of law, as well as modifications, disruptions or discontinuation of certain operations or types of operations including product recalls and reformulations. Similarly, the need for certain of our products and services is dependent upon or might be limited by governmental laws and regulations. Changes in such laws and regulations, including among others, air, water, chemical and product regulations, could impact the sales of some of our products or services. In addition to an increase in costs of manufacturing and delivering products, a change in production regulations or product regulations could result in interruptions to our business and potentially cause economic or consequential losses should we be unable to meet the demands of our customers for products.

Additionally, although we are not currently aware of any such circumstances, there can be no assurance that future legislation or enforcement policies will not have a material adverse effect on our consolidated results of operations, financial position or cash flows. Environmental and regulatory matters most significant to us are discussed below.

Ingredient Legislation: Various laws and regulations have been enacted by state, local and foreign jurisdictions pertaining to the sale of products which contain phosphorous, volatile organic compounds, or other ingredients that may impact human health or the environment. Under California Proposition 65, for example, label disclosures are required for certain products containing chemicals listed by California. Chemical management initiatives that promote pollution prevention through research and development of safer chemicals and safer chemical processes are being advanced by several states.

Environmentally preferable purchasing programs for cleaning products have been enacted in a number of states to date, and in recent years have been considered by several other state legislatures. Cleaning product ingredient disclosure legislation has been introduced in the U.S. Congress in each of the past few years but has not passed, and several states are considering further regulations in this area. In 2017, California passed the Cleaning Product Right to Know Act of 2017, that required ingredient transparency on-line and on-label by 2020 and 2021, respectively. New York has proposed similar ingredient disclosure regulation. The U.S. Government is monitoring “green chemistry” initiatives through a variety of initiatives, including its “Design for the Environment” (“DfE”)/“Safer Choice” program. DfE/Safer Choice has three broad areas of work (recognition of safer products on a DfE/Safer Choice label, development of best practices for industrial processes and evaluation of safer chemicals), and we are involved in these to varying degrees. Our Global Institutional and Global Industrial cleaning products are subject to the regulations and may incur additional stay-in-market expenses associated with conducting the required alternatives analyses for chemicals of concern. To date, we generally have been able to comply with such legislative requirements by reformulation or labeling modifications. Such legislation has not had a material adverse effect on our consolidated results of operations, financial position or cash flows to date.

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

REACH: The European Union has enacted a regulatory framework for the Registration, Evaluation and Authorization of Chemicals (“REACH”), which aims to manage chemical safety risks. REACH established a European Chemicals Agency (“ECHA”) in Helsinki, Finland, which is responsible for evaluating data to determine hazards and risks and to manage this program for authorizing chemicals for sale and distribution in Europe. We met all REACH registration requirements. To help manage this program, we have been simplifying our product lines and working with chemical suppliers to comply with registration requirements. In addition, Korea, Taiwan, Turkey and other countries are implementing similar requirements. Potential costs to us are not yet fully quantifiable but are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

GHS: In 2003, the United Nations adopted a standard on hazard communication and labeling of chemical products known as the Globally Harmonized System of Classification and Labeling of Chemicals (“GHS”). GHS is designed to facilitate international trade and increase safe handling and use of hazardous chemicals through a worldwide system that classifies chemicals based on their intrinsic hazards and communicates information about those hazards through standardized product labels and safety data sheets (“SDSs”). Most countries in which we operate adopted GHS-related legislation by 2020. The primary cost of compliance revolves around reclassifying products and revising SDSs and product labels. We have met applicable deadlines and are working toward a phased-in approach to mitigate the costs of GHS implementation in remaining countries (e.g., Peru, Chile, India). Potential costs to us are not expected to have a material adverse effect on our consolidated results of operations or cash flows in any one reporting period or on our financial position.

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

In Europe, the Biocidal Products Regulation established a program to evaluate and authorize marketing of biocidal active substances and products. We are working with suppliers and industry groups to manage these requirements and have met all relevant deadlines of the program by the timely submission of dossiers for active substances and biocide products. Anticipated registration costs, which will be incurred through the multi-year phase-in period, will be significant; however, these costs are not expected to significantly affect our consolidated results of operations or cash flows in any one reporting period or our financial position. The same is true for emerging biocide regulations in Asia.

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

Medical Device and Drug Product Requirements: As a manufacturer, distributor and marketer of medical devices and human drugs, we also are subject to regulation by the FDA and corresponding regulatory agencies of the state, local and foreign governments in which we sell our products. These regulations govern the development, testing, manufacturing, packaging, labeling, distribution and marketing of medical devices and medicinal products. We also are required to register with the FDA as a medical device and drug manufacturer, comply with post-market reporting (e.g., Adverse Event Reporting, MDR and Recall) requirements, and to comply with the FDA’s current Good Manufacturing Practices and Quality System Regulations which require that we have a quality system for the design and production of our products intended for commercial distribution in the United States and satisfy recordkeeping requirements with respect to our manufacturing, testing and control activities. Countries in the European Union require that certain products being sold within their jurisdictions obtain a “CE mark,” an international symbol of adherence to quality assurance standards, and be manufactured in compliance with certain requirements (e.g., Medical Device Directive 93/42/EE, Medical Device Regulation (EU) 2017/745, and ISO 13485). We have CE mark approval to sell various medical device and medicinal products in Europe. Our other international non-European operations also are subject to government regulation and country-specific rules and regulations. Regulators at the federal, state and local level have imposed, are currently considering and are expected to continue to impose regulations on medical devices and drug products. No prediction can be made of the potential effect of any such future regulations, and there can be no assurance that future legislation or regulations will not increase the costs of our products or prohibit the sale or use of certain products.

Equipment: Ecolab’s products are dispensed by equipment that is subject to state and local regulatory requirements, as well as being subject to UL, NSF, and other approval requirements. For certain digitally connected product offerings, Federal Communication Commission (“FCC”) and corresponding international requirements are applicable. We have both dedicated manufacturing facilities and third-party production of our equipment. We are developing processes to monitor and manage changing regulatory regimes and assist with equipment systems compliance. To date, such requirements have not had a material adverse effect on our consolidated results of operations, financial position or cash flows.

Other Environmental Legislation: Our manufacturing plants are subject to federal, state, local or foreign jurisdiction laws and regulations relating to discharge of hazardous substances into the environment and to the transportation, handling and disposal of such substances. The primary federal statutes that apply to our activities in the United States are the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act. We are also subject to the Superfund Amendments and Reauthorization Act of 1986, which imposes certain reporting requirements as to emissions of hazardous substances into the air, land and water. The products we produce and distribute into Europe are also subject to directives governing electrical waste (WEEE Directive 2012/19/EU) and restrictive substances (RoHS Directive 2011/65/EU). Similar legal requirements apply to Ecolab’s facilities globally. We make capital investments and expenditures to comply with environmental laws and regulations, to promote employee safety and to carry out our announced environmental sustainability principles. To date, such expenditures have not had a significant adverse effect on our consolidated results of operations, financial position or cash flows. Our capital expenditures for environmental, health and safety projects worldwide were approximately $18 million in 2020 and $32 million in 2019. Approximately $33 million has been budgeted globally for projects in 2021.

Climate Change: Various laws and regulations pertaining to climate change have been implemented or are being considered for implementation at the international, national, regional and state levels, particularly as they relate to the reduction of greenhouse gas (GHG) emissions. We have not determined that any of these laws directly impact Ecolab at the present time; however, as a matter of corporate policy, we support a balanced approach to reducing GHG emissions while sustaining economic growth.

Furthermore, climate-related risks are assessed within our Enterprise Risk Management process and Annual Business Significance Risks Assessment, which is aligned with recommendations of the Financial Stability Board (FSB) Task Force on Climate-related Financial Disclosures (TCFD). We report TCFD disclosures in our annual CDP Climate report located at https://www.ecolab.com/sustainability/sustainability-reporting-resources. We are evaluating further application of the recommendations of the TCFD over the next two to four years, in alignment with the recommended timeline from the TCFD.

To further bolster our climate commitment, in 2019 we announced new goals to reduce our GHG emissions by half by 2030 and achieve net zero by 2050, in alignment with the United Nations Global Compact’s Business Ambition for 1.5⁰C. In 2020, we further committed to move to 100% renewable energy by 2030 and set a science-based target (SBT) addressing our Scope 1, 2 and 3 GHG emissions. Our SBT commits us to reduce absolute Scope 1 and 2 emissions by 50% by 2030 from a 2018 base year, and to work with our suppliers representing 70% of our Scope 3 emissions to set science-based reduction targets by 2024.

In addition to managing our operational and supply chain sustainability performance, we partner with customers at more than three million customer locations around the world to reduce energy and GHG emissions through our high-efficiency solutions in cleaning and sanitation, water, paper, and energy services. Showcasing our global team’s dedication to helping our customers thrive and make a positive impact in the world, we have set a 2030 goal to help our customers reduce their GHG emissions by 4.5 million metric tons.

Ecolab recognizes the climate-water nexus. As part of our 2030 Impact Goals, we have committed to restore greater than 50% of our water withdrawal and achieve Alliance for Water Stewardship Standard certification in high-risk watersheds. In addition, we aim to reduce net water withdrawals by 40% per unit of production across our enterprise. We also magnify our impact through the water-saving solutions we deliver to our customers, and have set a goal to help our customers conserve more than 300 billion gallons of water annually by 2030.

Environmental Remediation and Proceedings: Along with numerous other potentially responsible parties (“PRP”), we are currently involved with waste disposal site clean-up activities imposed by the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or state equivalents at 20 sites in the United States. Additionally, we have similar liability at four sites outside the United States. In general, under CERCLA, we and each other PRP that actually contributed hazardous substances to a Superfund site are jointly and severally liable for the costs associated with cleaning up the site. Customarily, the PRPs will work with the EPA to agree and implement a plan for site remediation.

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

Our worldwide net expenditures for contamination remediation were approximately $0.6 million in 2020 and $1.0 million in 2019. Our worldwide accruals at December 31, 2020 for probable future remediation expenditures, excluding potential insurance reimbursements, totaled approximately $6.2 million. We review our exposure for contamination remediation costs periodically and our accruals are adjusted as considered appropriate. While the final resolution of these issues could result in costs below or above current accruals and, therefore, have an impact on our consolidated financial results in a future reporting period, we believe the ultimate resolution of these matters will not have a material effect on our consolidated results of operations, financial position or cash flows.

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

As authorized by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), a non-U.S. subsidiary of the Company completed sales of products used for process and water treatment applications in upstream oil and gas production related to the operation of and production from the Rhum gas field off the Scottish coast (Rhum) totaling $0.3 million from the beginning of the subsidiary’s 2020 fiscal year until June 3, 2020. The net profit before taxes associated with these sales was nominal. Rhum is jointly owned by Serica Energy plc and Iranian Oil Company (U.K.) Limited.

The Rhum sales were a part of the ChampionX Business conducted by a non-U.S. subsidiary of the Company prior to the June 3, 2020 completion of the ChampionX transaction described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K and, as a result of such transaction, sales made on and after such date, if any, would be under the purview of ChampionX Corporation.

Available Information.

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC at https://www.sec.gov.

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

We include our website addresses throughout this report for reference only. The information contained on our websites, including the corporate responsibility and climate reports identified in this report, is not incorporated by reference into this report.

Information about our Executive Officers.

The persons listed in the following table are our current executive officers. Officers are elected annually. There is no family relationship among any of the directors or executive officers and no executive officer has been involved during the past ten years in any legal proceedings described in applicable Securities and Exchange Commission regulations.

Name	Age	Office	Positions Held Since Jan. 1, 2016

Douglas M. Baker, Jr.	62	Executive Chairman of the Board	Jan. 2021 – Present
		Chairman of the Board and Chief Executive Officer	Jan. 2016 – Dec. 2020

Christophe Beck	53	President and Chief Executive Officer	Jan. 2021 – Present
		President and Chief Operating Officer	Apr. 2019 – Dec. 2020
		Executive Vice President and President – Industrial	May 2018 – Mar. 2019
		Executive Vice President and President – Global Nalco Water	May 2017 – May 2018
		Executive Vice President and President – Global Water & Process Services	Jan. 2016 – May 2017

Larry L. Berger	60	Executive Vice President and Chief Technical Officer	Jan. 2016 – Present

Darrell R. Brown	57	Executive Vice President and President – Global Industrial	Apr. 2019 – Present
		Executive Vice President and President – Energy Services	Jan. 2018 – Mar. 2019
		Executive Vice President, Global Downstream & WellChem	Apr. 2017 – Dec. 2017
		Executive Vice President and President – Europe	Jan. 2016 – Mar. 2017

Angela M. Busch	54	Executive Vice President – Corporate & Business Development	Aug. 2018 – Present
		Senior Vice President – Corporate Development	Jan. 2016 – Aug. 2018

Name	Age	Office	Positions Held Since Jan. 1, 2016

Jérôme Charton	56	Executive Vice President – Special Initiatives	Feb. 2021 – Present
		Executive Vice President and President – Global Markets	Apr. 2020 – Jan 2021
		Executive Vice President and President – Western Europe	Mar. 2018 – Apr. 2020
		Senior Vice President and General Manager – Global Paper	June 2017 – Feb. 2018
		Senior Vice President and General Manager – Food & Beverage, Europe	Jan. 2016 – May 2017

Alexander A. De Boo	53	Executive Vice President and President – Global Markets	Feb. 2021 - Present
		Executive Vice President and President – Western Europe	Apr. 2020 – Jan. 2021
		Senior Vice President and General Manager – Industrial, Europe	Oct. 2018 – Apr. 2020
		Senior Vice President and General Manager – Food & Beverage, Europe	June 2017 – Oct. 2018
		Vice President and General Manager – Textile Care, Europe	Jan. 2016 – June 2017

Machiel Duijser (1)	49	Executive Vice President and Chief Supply Chain Officer	Feb. 2020 – Present

Scott D. Kirkland	47	Senior Vice President and Corporate Controller	June 2019 – Present
		Senior Vice President – Finance, Global Energy Services	May 2016 – May 2019
		Vice President – Finance Global Institutional	Jan. 2016 – Apr. 2016

Laurie M. Marsh	57	Executive Vice President – Human Resources	Jan. 2016 – Present

Michael C. McCormick	58	Executive Vice President, General Counsel and Secretary	Oct. 2017 – Present
		Executive Vice President, General Counsel and Assistant Secretary	Mar. 2017 – Sep. 2017
		Chief Compliance Officer, Deputy General Counsel and Assistant Secretary	June 2016 – Feb. 2017
		Chief Compliance Officer and Assistant Secretary	Jan. 2016 – May 2016

Timothy P. Mulhere	58	Executive Vice President and President – Global Institutional & Specialty Services	Jan. 2020 – Present
		Executive Vice President and President – Global Institutional	July 2018 – Jan. 2020
		Executive Vice President and President – Regions	Jan. 2016 – June 2018

Gail Peterson (2)	42	Senior Vice President – Global Marketing & Communications	Jan. 2021 – Present
		Vice President – Marketing Global Healthcare	July 2017 – Dec. 2020
		Vice President – Corporate Strategy	Oct. 2016 – June 2017

Daniel J. Schmechel	61	Chief Financial Officer	Nov. 2019 – Present
		Chief Financial Officer and Treasurer	Jan. 2017 – Nov. 2019
		Chief Financial Officer	Jan. 2016 – Dec. 2016

Elizabeth A. Simermeyer	56	Executive Vice President and President – Global Healthcare and Life Sciences	Dec. 2019 – Present
		Executive Vice President – Global Marketing & Communications and Life Sciences	Jan. 2016– Dec. 2019

Jill S. Wyant	49	Executive Vice President – Innovation and Transformation	Apr. 2020 – Present
		Executive Vice President and President – Global Regions	Dec. 2019 – Apr. 2020
		Executive Vice President and President – Global Regions and Global Healthcare	Jan. 2018 – Dec. 2019
		Executive Vice President and President – Global Food & Beverage, Healthcare and Life Sciences	May 2016 – Dec. 2017
		Executive Vice President and President – Global Food & Beverage	Jan. 2016 – Apr. 2016

(1) Prior to joining Ecolab in February 2020, Mr. Duijser was employed by Reckitt Benckiser Group plc (RB), a global provider of health, hygiene and home products, as Chief Supply Officer since November 2018. Mr. Duijser joined RB from Amazon.com, Inc., a global service provider for e-commerce, cloud computing, digital streaming, and artificial intelligence, where he served as Vice President Worldwide Engineering from 2016 to 2018.

(2) Prior to joining Ecolab in October 2016, Ms. Peterson was employed by General Mills, a global manufacturer and marketer of branded consumer foods, most recently as Business Unit Director for the Meals Operating Unit.

Forward-Looking Statements

This Form 10-K, including Part I, Item 1, entitled “Business,” and the MD&A within Part II, Item 7, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include expectations concerning items such as:

●	amount, funding and timing of cash expenditures relating to our restructuring and other initiatives, as well as savings from such initiatives
●	future cash flows, access to capital, targeted credit rating metrics and impact of credit rating downgrade
●	adequacy of cash reserves
●	uses for cash, including dividends, share repurchases, debt repayments, capital investments and strategic business acquisitions
●	global market risk
●	long-term potential of our business
●	impact of changes in exchange rates and interest rates
●	customer retention rate
●	bad debt experience, non-performance of counterparties and losses due to concentration of credit risk
●	disputes, claims and litigation
●	environmental contingencies
●	impact and cost of complying with laws and regulations
●	sustainability and human capital targets
●	returns on pension plan assets
●	contributions to pension and postretirement healthcare plans
●	amortization expense
●	impact of new accounting pronouncements
●	income taxes, including tax attributes, valuation allowances, uncertain tax positions and permanent reinvestment assertions
●	recognition of share-based compensation expense
●	payments under operating leases
●	future benefit plan payments
●	market position
●	the impact of the coronavirus outbreak

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

Economic & Operational Risks

The COVID-19 pandemic has materially and adversely impacted, and we expect will continue to materially and adversely impact, our business.

The COVID-19 pandemic has had a rapid and significant negative impact on the global economy, including a significant downturn in the foodservice, hospitality and travel industries. Measures taken to alleviate the pandemic (such as stay-at-home orders and other responsive measures) have significantly impacted our restaurant and hospitality customers and negatively affected demand for our products and services in these segments, resulting in a material adverse effect on our business and results of operations. Prolonged economic weakness, including an extended period of elevated levels of unemployment in the key countries we serve, could further reduce discretionary consumer spending and consumer confidence, which could have a further adverse effect on our business and results of operations. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our business, results of operations and financial condition, to be dictated by future developments which remain uncertain and cannot be predicted, such as the severity of the disease, the duration of the outbreak, the distribution and efficacy of vaccines, the likelihood of a resurgence of the outbreak, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences. In addition to the reduction in the demand for our products and services, the COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, including, but not limited to, the following:

●	We rely on a global workforce and take measures to protect the health and safety of our employees, customers and others with whom we do business while continuing to effectively manage our employees and maintain business operations. We have taken additional measures and incurred additional expenses to protect the health and safety of our employees to comply with applicable government requirements and safety guidance. Additionally, our business operations may be disrupted if a significant portion of our workforce is unable to work safely and effectively due to illness, quarantines, government actions or other restrictions or measures responsive to the pandemic, or if members of senior management or our Board of Directors are unable to perform their duties for an extended period of time. Measures taken across our business operations to address health and safety may not be sufficient to prevent the spread of COVID-19 among our employee base, customers and others. Therefore, we could face operational disruptions and incur additional expenses, including devoting additional resources to assisting employees diagnosed with COVID-19 and further changing health and safety protocols and processes, that could adversely affect our business and results of operations.

●	A significant number of our employees, as well as customers and others with whom we do business, continue to work remotely in response to the COVID-19 pandemic. Our business operations may be disrupted, and we may experience increased risk of adverse effects to our business, if a significant portion of our workforce or certain business operations are negatively impacted as a result of remote work arrangements, including due to cybersecurity risks or other disruption to our technology infrastructure. Further, if our key operating facilities experience closures or worker shortages as a result of COVID-19, whether temporary or sustained, our business operations could be significantly disrupted.

●	Cost management and various cost-containment actions implemented across our business in response to the COVID-19 pandemic could hinder execution of our business strategy, including the deferral of planned capital expenditures, and could adversely affect our business and results of operations.

●	We take measures to appropriately reserve for expected credit losses, however we cannot be certain that loss or delay in the collection of accounts receivable will not have a material adverse effect on our results of operations and financial condition.

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

Our business could be adversely affected by the effect of a public health epidemic. Besides the COVID-19 pandemic, the United States and other countries have experienced, and may experience in the future, public health outbreaks such as Zika virus, Avian Flu, SARS and H1N1 influenza. A prolonged occurrence of a contagious disease such as these could result in a significant downturn in the foodservice, hospitality and travel industries and also may result in health or other government authorities imposing restrictions on travel further impacting our end markets. Any of these events could result in a significant drop in demand for some of our products and services and materially and adversely affect our business. Uncertainty with respect to the impact on our financial results of the COVID-19 pandemic is discussed further in Management Discussion & Analysis located at Part II, Item 7, of this form 10-K under the heading “Global Economic and Political Environment.”

Strategic Risks

If we are unsuccessful in executing on key business initiatives, including restructurings and our Enterprise Resource Planning (“ERP”) system upgrades, our business could be materially and adversely affected.

We continue to execute key business initiatives, including restructurings and investments to develop business systems, as part of our ongoing efforts to improve our efficiency and returns. In particular, we are undertaking the Accelerate 2020 plan to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long term growth areas by leveraging technology and structural improvements as discussed under Note 3 entitled “Special (Gains) and Charges” of this Form 10-K. Additionally, we are continuing implementation of our ERP system upgrades, which are expected to continue in phases over the next several years. These upgrades, which include sales, supply chain and certain finance functions, are expected to improve the efficiency of certain financial and related transactional processes. These upgrades involve complex business process design and a failure of certain of these processes could result in business disruption. If the projects in which we are investing or the initiatives which we are pursuing are not successfully executed, our consolidated results of operations, financial position or cash flows could materially and adversely be affected.

Our growth depends upon our ability to compete successfully with respect to value, innovation and customer support.

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

We have significant operations outside the United States, including joint ventures and other alliances. We conduct business in approximately 170 countries and, in 2020, approximately 48% of our net sales originated outside the United States. There are inherent risks in our international operations, including:

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

As a result of a referendum in June 2016, the UK withdrew from the European Union on January 31, 2020. It began a transition period in which to negotiate a new trading relationship for goods and services that ended on December 31, 2020. On December 24, 2020, the EU and UK agreed to a trade deal with no tariffs nor quotas on products, regulatory and customs cooperation mechanisms as well as provisions ensuring a level playing field for open and fair competition. Since the referendum, there have been periods of significant volatility in the global stock markets and currency exchange rates, as well as challenging market conditions in the UK. Given the lack of comparable precedent, it is unclear what financial, trade, regulatory and legal implications the agreed Brexit trade deal will have on our business, particularly our UK and other European operations, however, Brexit and its related effects could adversely affect our relationships with customers, suppliers and employees and could have a material adverse effect our business.

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

Further, our operations outside the United States require us to comply with a number of United States and international regulations, including anti-corruption laws such as the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act, as well as U.S. and international economic sanctions regulations. We have internal policies and procedures relating to such regulations; however, there is risk that such policies and procedures will not always protect us from the misconduct or reckless acts of employees or representatives, particularly in the case of recently acquired operations that may not have significant training in applicable compliance policies and procedures. Violations of such laws and regulations could result in disruptive investigations of us, significant fines and sanctions, which could have a material adverse effect on our consolidated results of operations, financial position or cash flows.

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

Legal, Regulatory & Compliance Risks

Our business depends on our ability to comply with laws and governmental regulations, and we may be materially and adversely affected by changes in laws and regulations.

Our business is subject to numerous laws and regulations relating to the environment, including evolving climate change standards, and to the manufacture, storage, distribution, sale and use of our products as well as to the conduct of our business generally, including employment and labor laws and anti-corruption laws. Compliance with these laws and regulations exposes us to potential financial liability and increases our operating costs. A violation of these laws and regulations could expose us to financial liability that may have a material adverse effect on our results of operations and cash flows. Regulation of our products and operations continues to increase with more stringent standards, causing increased costs of operations and potential for liability if a violation occurs. The potential cost to us relating to environmental and product registration laws and regulations is uncertain due to factors such as the unknown magnitude and type of possible contamination and clean-up costs, the complexity and evolving nature of laws and regulations, and the timing and expense of compliance. Changes to current laws (including tax laws), regulations and policies could impose new restrictions, costs or prohibitions on our current practices which would have a material adverse effect on our consolidated results of operations, financial position or cash flows. Changes to labor and employment laws and regulations, as well as related rulings by courts and administrative bodies, could materially and adversely affect our operations and expose us to potential financial liability.

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

War (including acts of terrorism or hostilities), natural or manmade disasters, water shortages or severe weather conditions affecting the energy, foodservice, hospitality, travel, health care, food processing, pulp and paper, mining, steel and other industries can cause a downturn in the business of our customers, which in turn can have a material adverse effect on our consolidated results of operations, financial position or cash flows. In particular, the U.S. Gulf Coast is a region with significant refining, petrochemicals and chemicals operations which provide us raw materials, as well as being an important customer base for our Downstream and Water operating segments. Hurricanes or other severe weather events impacting the Gulf Coast could materially and adversely affect our ability to obtain raw materials at reasonable cost, or at all, and could adversely affect our business with our customers in the region.

Financial Risks

If the separation and split-off of our Upstream Energy business or certain internal transactions undertaken in anticipation of the divestiture are determined to be taxable in whole or in part, we and our stockholders may incur significant tax liabilities.

In connection with the separation and split-off of our Upstream Energy business that was consummated on June 3, 2020, we obtained opinions of outside tax counsel that the related merger and exchange offer will qualify as tax-free transactions to us and our stockholders, except to the extent that cash was paid to Ecolab stockholders in lieu of fractional shares. We have not sought or obtained a ruling from the Internal Revenue Service (IRS) on the tax consequences of these transactions. An opinion of counsel is not binding on the IRS or the courts, which may disagree with the opinion. Even if the merger and exchange offer otherwise qualified as tax-free transactions, they may become taxable to us if certain events occur that affect either Ecolab or ChampionX Corporation. While ChampionX Corporation has agreed not to take certain actions that could cause the transactions not to qualify as tax-free transactions and is generally obligated to indemnify us against any tax consequences if it breaches this agreement, the potential tax liabilities could have a material adverse effect on us if we were not entitled to indemnification or if the indemnification obligations were not fulfilled. If the merger or exchange offer were determined to be taxable, we could be subject to a substantial tax liability, and each U.S. holder of our common stock who participated in the exchange offer could be treated as exchanging the Ecolab shares surrendered for ChampionX Corporation shares in a taxable transaction.

Changes in tax laws and unanticipated tax liabilities could materially and adversely affect the taxes we pay and our profitability.

We are subject to income and other taxes in the United States and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or related authoritative interpretations in the United States, including tax reform under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), which includes broad and complex changes to the United States tax code, and the state tax response to the Tax Act, including, but not limited to variability in our future tax rate. We are also subject to changes in tax law outside the United States. For example, the Organization for Economic Co-operation and Development (“OECD”), which represents a coalition of member countries, is supporting changes to numerous long-standing tax principles through its base erosion and profit shifting project (“BEPS”), which is focused on a number of issues, including improving tax disclosure and transparency and eliminating structures and activities that could be perceived by a particular country as resulting in tax avoidance. The changes recommended by the OECD have been or are being adopted by many of the countries in which we do business. Some of the BEPS and related proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance, the amount of taxes we incur in those jurisdictions and our global effective tax rate. In addition, we are impacted by settlements of pending or any future adjustments proposed by the IRS or other taxing authorities in connection with our tax audits, all of which will depend on their timing, nature and scope. Increases in income tax rates, changes in income tax laws (including regulations which interpret the Tax Act) or unfavorable resolution of tax matters could have a material adverse impact on our financial results.

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

As of December 31, 2020, we had approximately $6.7 billion in outstanding indebtedness, which was comprised almost entirely of fixed rate debt. Our debt level and related debt service obligations may have negative consequences, including:

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

We expect to continue to complete selected acquisitions and joint venture transactions in the future. In connection with acquisition and joint venture transactions, applicable accounting rules generally require the tangible and intangible assets of the acquired business to be recorded on the balance sheet of the acquiring company at their fair values. Intangible assets other than goodwill are required to be amortized over their estimated useful lives and this expense may be significant. Any excess in the purchase price paid by the acquiring company over the fair value of tangible and intangible assets of the acquired business is recorded as goodwill. If it is later determined that the anticipated future cash flows from the acquired business may be less than the carrying values of the assets and goodwill of the acquired business, the assets or goodwill may be deemed to be impaired. In this case, the acquiring company may be required under applicable accounting rules to write down the value of the assets or goodwill on its balance sheet to reflect the extent of the impairment. This write-down of assets or goodwill is generally recognized as a non-cash expense in the statement of operations of the acquiring company for the accounting period during which the write down occurs. As of December 31, 2020, we had goodwill of $6.0 billion which is maintained in various reporting units, including goodwill from the Nalco transaction. If we determine that any of the assets or goodwill recorded in connection with the Nalco transaction or any other prior or future acquisitions or joint venture transactions have become impaired, we will be required to record a loss resulting from the impairment. Impairment losses could be significant and could have a material adverse effect on our consolidated results of operations and financial position.

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

PLANT PROFILES

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
Joliet, IL USA	610,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Tai Cang, CHINA	468,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Sainghin, FRANCE	360,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
South Beloit, IL USA	313,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences, Other	Owned
Jianghai, CHINA	296,000	Global Industrial	Owned
Chalons, FRANCE	280,000	Global Institutional & Specialty, Global Industrial	Owned
Clearing, IL USA	270,000	Global Industrial, Global Healthcare & Life Sciences, Other (Colloidal)	Owned
Nanjing, CHINA	240,000	Global Industrial	Owned
Garland, TX USA	239,000	Global Institutional & Specialty, Global Industrial	Owned
Martinsburg, WV USA	228,000	Global Institutional & Specialty, Global Industrial	Owned
Elwood City, PA USA	222,000	Global Industrial	Owned
Weavergate, UNITED KINGDOM	222,000	Global Institutional & Specialty, Global Industrial	Owned
Celra, SPAIN	218,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Greensboro, NC USA	193,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned
Fresno, TX USA	192,000	Global Industrial	Owned
Santiago, CHILE	188,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Las Americas, DOMINICAN REPUBLIC	182,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned
Jacksonville, FL USA	181,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Garyville, LA USA	178,000	Global Industrial	Owned
Gul Lane, SINGAPORE	169,000	Global Industrial	Owned
Nieuwegein, NETHERLANDS	168,000	Global Institutional & Specialty, Global Industrial	Owned

Location	Approximate Size (Sq. Ft.)	Segment	Majority Owned or Leased
La Romana, DOMINICAN REPUBLIC	160,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Tessenderlo, BELGIUM	153,000	Global Institutional & Specialty, Global Industrial	Owned
Cheltenham, AUSTRALIA	145,000	Global Institutional & Specialty, Global Industrial	Owned
Suzano, BRAZIL	142,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
McDonough, GA USA	141,000	Global Institutional & Specialty, Global Industrial	Owned
Darra, AUSTRALIA	138,000	Global Institutional & Specialty, Global Industrial	Owned
Burlington, ON CANADA	136,000	Global Industrial	Owned
Eagan, MN USA	133,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences, Other	Owned
Huntington, IN USA	127,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Rozzano, ITALY	126,000	Global Institutional & Specialty, Global Industrial	Owned
City of Industry, CA USA	125,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Mississauga, ON CANADA	120,000	Global Institutional & Specialty, Global Industrial	Leased
Elk Grove Village, IL USA	115,000	Global Institutional & Specialty	Leased
Biebesheim, GERMANY	109,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Fort Worth, TX USA	101,000	Global Institutional & Specialty	Leased
Johannesburg, SOUTH AFRICA	100,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Pilar, ARGENTINA	96,000	Global Institutional & Specialty, Global Industrial	Owned
Hamilton, NEW ZEALAND	96,000	Global Institutional & Specialty, Global Industrial	Owned
Konnagar, India	88,000	Global Industrial	Owned
Kwinana, AUSTRALIA	87,000	Global Institutional & Specialty, Global Industrial	Owned
Yangsan, KOREA	85,000	Global Industrial	Owned
Cisterna, ITALY	80,000	Global Industrial	Owned
Cuautitlan, MEXICO	76,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Barueri, BRAZIL	75,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Leased
Citereup, Indonesia	74,000	Global Industrial	Owned
Mullingar, IRELAND	74,000	Global Institutional & Specialty, Global Industrial	Leased
Mosta, MALTA	73,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Aubagne, FRANCE	65,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Siegsdorf, GERMANY	56,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned
Verona, ITALY	55,000	Global Institutional & Specialty, Global Healthcare & Life Sciences	Owned
Guangzhou, CHINA	55,000	Global Institutional & Specialty, Global Industrial	Owned
Navanakorn, THAILAND	53,000	Global Institutional & Specialty, Global Industrial	Leased
Lerma, MEXICO	49,000	Global Industrial	Owned
Maribor, SLOVENIA	46,400	Global Institutional & Specialty, Global Industrial	Owned
Leeds, UNITED KINGDOM	25,000	Global Institutional & Specialty	Owned
Baglan, UNITED KINGDOM	24,400	Global Institutional & Specialty, Global Healthcare & Life Sciences	Leased
Noda, JAPAN	22,000	Global Institutional & Specialty, Global Industrial, Global Healthcare & Life Sciences	Owned

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

Our corporate headquarters is comprised of a 17-story building that we own in St. Paul, Minnesota. We also own a 90-acre campus in Eagan, Minnesota that houses a significant research and development center, a data center and training facilities as well as several of our administrative functions. We also have a significant business presence in Naperville, Illinois, where our Water and Paper operating segments maintain their principal administrative offices and research center, as well as in Greensboro, North Carolina, where our Specialty operating segment maintains its principal administrative offices and a research center. Our Downstream operating segment leases administrative and research facilities in Sugar Land, Texas and maintains additional Company-owned research facilities in Fresno, Texas.

Significant regional administrative and/or research facilities are located in Campinas, Brazil; Leiden, Netherlands; and Pune, India, which we own, and in Dubai, UAE; Monheim, Germany; Singapore; Shanghai, China; and Zurich, Switzerland, which we lease. We also have a network of small leased sales offices in the United States and, to a lesser extent, in other parts of the world.

Item 3. Legal Proceedings.

Discussion of legal proceedings is incorporated by reference from Part II, Item 8, Note 16, “Commitments and Contingencies,” of this Form 10-K and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

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

Holders

On January 29, 2021, we had 5,383 holders of record of our Common Stock.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum number of
			purchased as part of	shares that may yet be
	Total number of	Average price paid	publicly announced	purchased under the
Period	shares purchased (1)	per share (2)	plans or programs (3)	plans or programs (3)
October 1-31, 2020	21,418	$188.8075	21,180	6,321,388
November 1-30, 2020	82,925	188.9141	81,442	6,239,946
December 1-31, 2020	8,680	223.0651	-	6,239,946
Total	113,023	$191.5166	102,622	6,239,946

(1)	Includes 10,401 shares reacquired from employees and/or directors to satisfy the exercise price of stock options or shares surrendered to satisfy statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under these authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1 and accelerated share repurchase program.

Item 6. Selected Financial Data.

The following selected consolidated financial information for 2020, 2019 and 2018 has been obtained from our Consolidated Financial Statements. The selected historical statement of income data for the fiscal year ended December 31, 2017 has been derived from our audited consolidated financial statements included in Form 8-K filed September 25, 2020. The selected historical statement of income data for the fiscal year ended December 31, 2016 and balance sheet data as of December 31, 2017 and 2016, have not been recast for discontinued operations, are unaudited and have been derived from our accounting records. The information below is not necessarily indicative of the results of future operations and should be read in conjunction with the consolidated financial statements, related notes, and other financial information included therein.

(millions, except per share amounts)	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Year ended December 31:
Net sales	$11,790.2	$12,562.0	$12,222.1	$11,531.1	$13,151.8
Operating income	1,395.7	1,845.2	1,728.3	1,747.3	1,870.2
Net income from continuing operations attributable to Ecolab	967.4	1,425.6	1,250.3	1,352.3
Net (loss) income from discontinued operations, net of tax	(2,172.5)	133.3	178.8	152.3
Net (loss) income attributable to Ecolab	(1,205.1)	1,558.9	1,429.1	1,504.6	1,229.0
Basic earnings (loss) per share:
Continuing operations	3.37	4.95	4.33	4.67
Discontinued operations	(7.57)	0.46	0.62	0.53
Earnings (loss) attributable to Ecolab	(4.20)	5.41	4.95	5.20	4.20
Diluted earnings (loss) per share, as reported (U.S. GAAP):
Continuing operations	3.33	4.87	4.27	4.60
Discontinued operations	(7.48)	0.46	0.61	0.52
Earnings (loss) attributable to Ecolab	(4.15)	5.33	4.88	5.12	4.14
Cash dividends declared per common share	1.89	1.85	1.69	1.52	1.42

Diluted earnings per share from continuing operations, as reported (U.S. GAAP)
Adjustments:	$3.33	$4.87	$4.27	$4.60	$4.14
Special (gains) and charges	0.88	0.45	0.30	0.14	0.21
Discrete tax expense (benefits)	(0.19)	(0.20)	0.01	(0.64)	0.01
Adjusted diluted earnings per share from continuing operations (Non-GAAP)	$4.02	$5.12	$4.58	$4.10	$4.37

At December 31:
Total assets	$18,126.0	$20,869.1	$20,074.5	$19,963.5	$18,331.1
Current assets of discontinued operations	-	950.8	990.2
Long-term assets of discontinued operations	-	3,332.8	3,341.1
Long-term debt (excluding portions due within one year)	6,669.3	5,973.1	6,301.5	6,758.3	6,145.7

Selected financial data for 2016 is not presented on a comparable basis as it has not been recast for discontinued. Per share amounts do not necessarily sum due to rounding.

(1) Special (gains) and charges for 2020 include the following charges net of tax, debt refinancing charges of $64.0, restructuring charges of $60.6, disposal and impairment charges of $41.5, charges for pay protection for certain employees impacted by COVID-19 net of government subsidies of $27.4, acquisition and integration charges of $10.6 and litigation and other charges of $50.0.

Discrete tax expense (benefits) for 2020 primarily include benefits associated with share-based compensation excess tax benefits of $(57.3), favorable adjustments due to the reduction of income tax reserves for uncertain tax positions of $(9.8) and expense related to the filing of prior year tax returns and other adjustments of $11.3.

(2) Special (gains) and charges for 2019 include the following charges net of tax, net restructuring charges of $88.7, pension settlement and curtailment charges associated with ChampionX separation of $6.4, acquisition and integration charges of $9.9 and litigation and other charges of $23.3.

Discrete tax expense (benefits) for 2019 include benefits associated with share-based compensation excess tax benefits of $(43.1), favorable adjustments to the estimate for U.S. tax reform one-time repatriation tax benefit of $(3.1) and other tax net benefits of $(11.5).

(3) Special (gains) and charges for 2018 include the following charges net of tax, a commitment to the Ecolab Foundation of $18.9, net restructuring charges of $61.9, acquisition and integration charges of $5.7 and litigation and other charges of $2.3.

Discrete tax expense (benefits) for 2018 include adjustments to the estimate for U.S. tax reform one-time repatriation tax expense of $66.0, benefits associated with share-based compensation excess tax benefits of $(27.7), a favorable adjustment related to changes in estimates and an IRS approved method change in our filed U.S. federal tax returns of $(39.9) and other tax expense of $3.7.

(4) Special (gains) and charges for 2017 include the following charges net of tax, acquisition and integration charges of $18.5, net restructuring charges of $32.3, and charges on extinguished debt of $13.6. Gains, net of tax, include gain on sale of Equipment Care of $(12.4), tax benefits on the repatriation of cash to the U.S. of $(7.8) and a net gain of $(2.5) from other activity.

Discrete tax expense (benefits) for 2017 include a net benefit of $(158.9) for repricing of U.S. deferred tax positions to the U.S. tax reform rate and share-based compensation excess tax benefits of $(39.5). Expenses include recognizing adjustments from filing our 2016 U.S. federal income tax return and release of uncertain tax positions totaling $9.8 and other charges of $0.2.

(5) Special (gains) and charges for 2016 include net of tax, charges of $50.0 associated with the downturn in the global energy market and litigation related charges of $26.4. Gains, net of tax, include a net gain for restructuring and a net gain for other activity of $(3.2).

Discrete tax expense (benefits) for 2016 include net expense of $3.9 driven primarily from adjustments to deferred tax asset and liability positions, recognizing adjustments from filing our 2015 U.S. federal income tax return, tax charges related to optimizing our business structure and settlement of international tax matters offset by benefits driven primarily by the release of reserves for uncertain tax positions due to expiration of statute of limitations in non-U.S. jurisdictions, settlement of international tax matters, remeasurements of certain deferred tax assets and liabilities resulting from the application of an updated tax rate in an international jurisdiction and valuation allowance releases.

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

Comparability of Results

ChampionX Transaction

On June 3, 2020, we completed the previously announced separation of our Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because the separation of ChampionX is a strategic shift in business that has a major effect on our operations and financial results. Therefore, we report the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and prior year balances have been revised accordingly to reflect continuing operations only.

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

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, we created the Upstream and Downstream operating segments from the Global Energy operating segment, which was also a reportable segment. Subsequent to the separation of ChampionX, we will no longer report the Upstream Energy segment, which previously held the ChampionX business.

The Downstream operating segment has been aggregated into the Global Industrial reportable segment. Also, in the first quarter of 2020, we announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment, which is now being reported in Other, had previously been aggregated in the Global Industrial reportable segment. We also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. We made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

Impact of Acquisitions and Divestitures

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, the results of our divested businesses from the twelve months prior to divestiture and the Venezuelan results of operations from all comparable periods.

EXECUTIVE SUMMARY

In 2020, we faced significant effects from the COVID-19 pandemic. While the greater use of cleaning and sanitizing products benefited consolidated results and led to strong growth in the Healthcare & Life Sciences segment, this was more than offset by reduced overall volumes in the Institutional & Specialty, Industrial and Other segments primarily due to lower levels of global economic activity resulting from mandated government restrictions implemented to control the pandemic spread. Despite the range of actions we took to expand our sales and benefit our earnings through new products, programs, investments in the business and cost efficiency programs, as well as to position us for long term growth, the more substantial impact from the pandemic resulted in lower sales and a significant earnings decline for the full year.

Sales

Reported sales decreased 6% to $11.8 billion in 2020 from $12.6 billion in 2019. When measured in fixed rates of foreign currency exchange, fixed currency sales decreased 5% compared to the prior year. Acquisition adjusted fixed currency sales decreased 7% compared to the prior year.

Gross Margin

Our reported gross margin was 41.4% of sales for 2020, compared to our 2019 reported gross margin of 43.9%. Excluding the impact of special (gains) and charges included in cost of sales from both 2020 and 2019, our adjusted gross margin was 41.8% in 2020 and 44.2% in 2019.

Operating Income

Reported operating income decreased 24% to $1.4 billion in 2020, compared to $1.8 billion in 2019. Adjusted operating income, excluding the impact of special (gains) and charges, decreased 19% in 2020. When measured in fixed rates of foreign currency exchange, adjusted fixed currency operating income decreased 18% in 2020.

Earnings from Continuing Operations Attributable to Ecolab Per Common Share (“EPS”)

Reported continuing operations diluted EPS decreased 32% to $3.33 in 2020 compared to $4.87 in 2019. Special (gains) and charges had an impact on both years. Special (gains) and charges in 2020 were driven primarily by the impact of debt refinancing charges, restructuring charges, disposal and impairment charges, discrete tax items, acquisition and integration charges, charges for pay protection for certain employees impacted by COVID-19 net of government subsidies and litigation and other charges. Special (gains) and charges in 2019 were driven primarily by the impact of restructuring charges, discrete tax items, acquisition and integration charges and litigation and other charges. Special (gains) and charges in 2018 were driven primarily by the impact of restructuring charges and our commitment to the Ecolab Foundation. Adjusted continuing operations diluted EPS, which exclude the impact of special (gains) and charges and discrete tax items decreased 21% to $4.02 in 2020 compared to $5.12 in 2019.

Balance Sheet

We remain committed to maintaining “A” range ratings metrics, supported by our current credit ratings of A-/Baa1/A- by Standard & Poor’s, Moody’s Investor Services and Fitch, respectively. Our strong balance sheet has allowed us continued access to capital at attractive rates.

Net Debt to EBITDA

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) was 2.4 and 2.3 for 2020 and 2019, respectively. We view these ratios as important indicators of the operational and financial health of our organization. See the “Net Debt to EBITDA” table on page 45 for reconciliation information.

Cash Flow

Cash flow from continuing operations operating activities was $1.7 billion in 2020 compared to $2.0 billion in 2019. We continued to generate strong cash flow from operations, allowing us to fund our ongoing operations, acquisitions, investments in our business, debt repayments, pension obligations and return cash to our shareholders through share repurchases and dividend payments.

Dividends

We increased our quarterly cash dividend 2% in December 2020, bringing annual dividends declared to $1.89 per share. The increase represents our 29th consecutive annual dividend rate increase and the 84th consecutive year we have paid cash dividends. Our outstanding dividend history reflects our long term growth and development, strong cash flows, solid financial position and confidence in our business prospects for the years ahead.

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

In March 2020, coronavirus 2019 (“COVID-19”) was declared a pandemic (“pandemic”) by the World Health Organization. As the impact of the pandemic continues to evolve, estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require judgment. These estimates and assumptions may change in future periods and will be recognized in the consolidated financial information as new events occur and additional information becomes known. To the extent actual results differ materially from those estimates and assumptions, our future financial statements could be affected.

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

Our revenue policies do not provide for general rights of return. We record estimated reductions to revenue for customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives based primarily on historical experience and anticipated performance over the contract period. Depending on market conditions, we may increase customer incentive offerings, which could reduce gross profit margins over the term of the incentive. We also record estimated reserves for product returns and credits based on specific circumstances and credit conditions. We record an allowance for uncollectible accounts based on our estimates of expected future credit losses. For additional information on our allowance for doubtful accounts, see discussion below.

The revenue standard can be applied to a portfolio of contracts with similar characteristics if it is reasonable that the effects of applying the standard at the portfolio would not be significantly different than applying the standard at the individual contract level. We apply the portfolio approach primarily within each operating segment by geographical region. Application of the portfolio approach was focused on those characteristics that have the most significant accounting consequences in terms of their effect on the timing of revenue recognition or the amount of revenue recognized. We determined the key criteria to assess with respect to the portfolio approach, including the related deliverables, the characteristics of the customers and the timing and transfer of goods and services, which most closely aligned within the operating segments. In addition, the accountability for the business operations, as well as the operational decisions on how to go to market and the product offerings, are performed at the operating segment level. For additional information on revenue recognition, see Note 18.

Valuation Allowances and Accrued Liabilities

Allowances for Doubtful Accounts

Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. Our allowance for doubtful accounts reflects our expectations of expected credit losses and is determined by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. Our estimates separately consider macroeconomic trends and specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

Our allowance for doubtful accounts balance was $84 million and $56 million, as of December 31, 2020 and 2019, respectively. These amounts include our allowance for sales returns and credits of $16 million and $17 million as of December 31, 2020 and 2019, respectively. Our bad debt expense as a percent of reported net sales was 0.5%, 0.2% and 0.1% in 2020, 2019, and 2018. Our 2020 bad debt expense reflects a slight deterioration in the collectability of our credit portfolio due to the COVID-19 pandemic. We believe that the COVID-19 pandemic may continue to have an impact on future results consistent with 2020 experience. However, if the financial condition of our customers were to deteriorate, resulting in an inability to make payments, or if unexpected events, economic downturns, or significant changes in future trends were to occur, additional allowances may be required. For additional information on our allowance for doubtful accounts, see Note 2.

Accrued Liabilities

Our business and operations are subject to extensive environmental laws and regulations governing, among other things, air emissions, wastewater discharges, the use and handling of hazardous substances, waste disposal and the investigation and remediation of soil and groundwater contamination. Some risk of environmental liability is inherent in our operations.

We record liabilities related to pending litigation, environmental claims and other contingencies when a loss is probable and can be reasonably estimated. Estimates used to record such liabilities are based on our best estimate of probable future costs. We record the amounts that represent the points in the range of estimates that we believe are most probable or the minimum amount when no amount within the range is a better estimate than any other amount. Potential insurance reimbursements generally are not anticipated in our accruals for environmental liabilities or other insured losses. Expected insurance proceeds are recorded as receivables when recovery is deemed certain. While the final resolution of litigation and environmental contingencies could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, we believe the ultimate outcome will not have a significant impact on our consolidated financial position. For additional information on our commitments and contingencies, see Note 16.

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

●	The discount rate assumptions for our U.S. plans are assessed using a yield curve constructed from a subset of bonds yielding greater than the median return from a population of non-callable, corporate bond issues that have an average rating of AA when averaging available Moody’s Investor Services, Standard & Poor’s and Fitch ratings. The discount rate is calculated by matching the plans’ projected cash flows to the bond yield curve. For 2020 and 2019, we measured service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows. We believe this approach provides a more precise measurement of service and interest costs by aligning the timing of the plans’ liability cash flows to the corresponding spot rates on the yield curve. In determining our U.S. pension obligations for 2020, our weighted-average discount rate decreased to 2.48% from 3.20% at year end 2019. In determining our U.S. postretirement health care obligation for 2020, our weighted-average discount rate decreased to 2.37% from 3.16% at year end 2019.

●	The expected rate of return on plan assets reflects asset allocations, investment strategies and views of investment advisors, and represents our expected long-term return on plan assets. Our weighted-average expected return on U.S. plan assets used in determining the U.S. pension and U.S. postretirement health care expenses was 7.25% for 2021, 2020 and 2019.

●	Projected salary and health care cost increases are based on our long-term actual experience, the near-term outlook and assumed inflation. Our weighted-average projected salary increase used in determining the U.S. pension expenses was 4.03% for 2020, 2019 and 2018.

●	For postretirement benefit measurement purposes as of December 31, 2020, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.00% for pre-65 costs and 10.75% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2028 and remain at those levels thereafter.

●	In determining our U.S. pension and U.S. postretirement health care obligation for 2020, we utilized the most recent mortality table, MP-2020 projection scale (applied to the Pri-2012 mortality table).

The effects of actual results differing from our assumptions, as well as changes in assumptions, are reflected in the unrecognized actuarial loss and amortized over future periods and, therefore, will generally affect our recognized expense in future periods. Significant differences in actual experience or significant changes in assumptions may materially affect future pension and other postretirement obligations. The unrecognized net actuarial loss on our U.S. qualified and non-qualified pension plans increased to $691 million as of December 31, 2020 from $632 million as of December 31, 2019 (both before tax), primarily due to current year net actuarial losses.

The effect of a decrease in the discount rate or decrease in the expected return on assets assumption as of December 31, 2020, on the December 31, 2020 defined benefit obligation and 2021 expense is shown below, assuming no changes in benefit levels and no amortization of gains or losses for our significant U.S. plans. Expense amounts reflect the accounting for actuarial gains as a component of other comprehensive income and recognition of the impacts into income over the remaining service period:

	Effect on U.S. Pension Plans
		Increase in	Higher
	Assumption	Recorded	2021
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$71.9	$3.3
Expected return on assets	-0.25 pts	N/A	5.3

	Effect on U.S. Postretirement
	Health Care Benefits Plans
		Increase in	Higher
	Assumption	Recorded	2021
(millions)	Change	Obligation	Expense
Discount rate	-0.25 pts	$4.5	$0.2
Expected return on assets	-0.25 pts	N/A	-

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

See Note 17 for further discussion concerning our accounting policies, estimates, funded status, contributions and overall financial positions of our pension and postretirement plan obligations.

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

Restructuring charges have been included as a component of cost of sales and special (gains) and charges on the Consolidated Statement of Income. Amounts included as a component of cost of sales include supply chain related severance and other asset write-downs associated with combining operations. Restructuring liabilities have been classified as a component of both other current and other noncurrent liabilities on the Consolidated Balance Sheet. Our restructuring liability balance was $102 million and $103 million as of December 31, 2020 and 2019, respectively. For additional information on our restructuring activities, see Note 3.

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

We recorded updates to the estimated discrete tax expense (benefit) of the one-time transition tax in 2018 and 2019 of $66 million and $(3.1) million, respectively, primarily due to the issuance of technical guidance in both years, the finalization of certain estimates as a result of filing the 2017 and 2018 U.S. federal tax returns and the finalization of the balance sheet positions used in the calculation of the transition tax. We have completed our accounting for the effects of the Tax Act as they relate to the repricing of deferred tax balances and the one-time transition tax.

Effective Income Tax Rate

Our effective income tax rate is based on annual income, statutory tax rates and tax planning available in the various jurisdictions in which we operate. Our annual effective income tax rate includes the impact of reserve provisions. We recognize the amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority. We adjust these reserves in light of changing facts and circumstances.

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

Deferred Tax Assets and Liabilities and Valuation Allowances

Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. Based on the evaluation of available evidence, both positive and negative, we recognize tax assets, such as net operating loss carryforwards and tax credit carryforwards, to the extent that realizing these benefits is considered to be more likely than not. Relevant factors in determining the realizability of deferred tax assets include historical results, sources of future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes.

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

The tax positions we take are based on our interpretations of tax laws and regulations in the applicable federal, state and international jurisdictions. We believe our tax returns properly reflect the tax consequences of our operations, and our reserves for tax contingencies are appropriate and sufficient for the positions taken. Because of the uncertainty of the final outcome of these examinations, we have reserved for potential reductions of tax benefits (including related interest and penalties) for amounts that do not meet the more-likely-than-not thresholds for recognition and measurement as required by authoritative guidance. The tax reserves are reviewed throughout the year, taking into account new legislation, regulations, case law and audit results. Settlement of any particular issue could result in offsets to other balance sheet accounts, cash payments or receipts and/or adjustments to tax expense. Tax reserves are presented in the Consolidated Balance Sheet within other non-current liabilities. Our gross liability for uncertain tax positions was $21 million and $27 million as of December 31, 2020 and 2019, respectively. For additional information on income taxes see Note 13.

Long-Lived Assets, Intangible Assets and Goodwill

Long-Lived and Amortizable Intangible Assets

We review our long-lived and amortizable intangible assets, the net value of which was $5.3 billion and $5.4 billion as of December 31, 2020 and 2019, respectively, for impairment and when significant events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which asset or asset groups are being used or history of operating or cash flow losses associated with the use of the asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated as the excess of the asset’s or assets group’s carrying amount over its estimated fair value.

We use the straight-line method to recognize amortization expense related to our amortizable intangible assets, including our customer relationships. We consider various factors when determining the appropriate method of amortization for our customer relationships, including projected sales data, customer attrition rates and length of key customer relationships.

Globally, we have a broad customer base. Our retention rate of significant customers has aligned with our acquisition assumptions, including the customer bases acquired from our Nalco, Anios and CID Lines transactions, which made up the majority of our unamortized customer relationships. Our historical retention rate, coupled with our consistent track record of keeping long-term relationships with our customers, supports our expectation of consistent sales generation for the foreseeable future from the acquired customer bases. If our customer retention rates or other post-acquisition operational activities change materially, we would evaluate the financial impact and any corresponding triggers which could result in impairment of our customer relationship intangible assets, or absent an impairment, an acceleration of amortization.

In addition, we periodically reassess the estimated remaining useful lives of our long-lived and amortizable intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings. We have experienced no significant changes in the carrying amount or estimated remaining useful lives of our long-lived or amortizable intangible assets.

Goodwill and Indefinite Life Intangible Assets

We had total goodwill of $6.0 billion and $5.6 billion as of December 31, 2020 and 2019, respectively. We test our goodwill for impairment at the reporting unit level on an annual basis during the second quarter. Our reporting units are aligned with our eleven operating segments.

For our annual 2020 goodwill impairment assessment, we completed a quantitative impairment assessment for each of our eleven reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values, and discount rates. Our goodwill impairment assessments for 2020 indicated the estimated fair values of each of our reporting units exceeded the respective carrying amount of the reporting unit by a significant margin. We assess the need to test our reporting units for impairment during interim periods between our scheduled annual assessments when significant events or changes in business circumstances indicate that the carrying amount of the reporting unit may not be recoverable. Additionally, no events noted during the second half of 2020 indicated a need to update any of our analyses or conclusions reached in the second quarter of 2020 for any of our eleven reporting units. There has been no impairment of goodwill in any of the periods presented.

The Nalco trade name is our only indefinite life intangible asset. During the second quarter of 2020, we completed our annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Based on this testing, the estimated fair value of the Nalco trade name exceeded its carrying amount by a significant margin; therefore, no adjustment to the $1.2 billion carrying value of this asset was necessary. There has been no impairment of the Nalco trade name intangible since it was acquired.

Assets Held for Sale

Assets and liabilities are classified as held for sale and presented separately on the balance sheet when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. The ChampionX business met the criteria to be held for sale immediately prior to the Separation. The ChampionX business was previously recorded in the Global Energy reportable segment, which became the Upstream Energy reportable segment beginning in 2020 and subsequently has been reported in discontinued operations. The assets and liabilities held for sale are recorded on our Consolidated Balance Sheet as Current assets of discontinued operations, Long-term assets of discontinued operations, Current liabilities of discontinued operations and Long-term liabilities of discontinued operations, respectively.

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of a period and represent a strategic shift that has or will have a major effect on our operations and financial results. The ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on our operations and financial results. The ChampionX business is presented on the Consolidated Balance Sheet and Consolidated Statement of Income as discontinued operations. Refer to Note 5, Discontinued Operations, for additional information.

RESULTS OF OPERATIONS

Net Sales

				Percent Change

(millions)	2020	2019	2018	2020	2019
Product and equipment sales	$9,466.6	$10,129.0	$9,903.6
Service and lease sales	2,323.6	2,433.0	2,318.5
Reported GAAP net sales	$11,790.2	$12,562.0	$12,222.1	(6)%	3%
Effect of foreign currency translation	131.7	35.4	(207.4)
Non-GAAP fixed currency sales	$11,921.9	$12,597.4	$12,014.7	(5)%	5%

The percentage components of the year-over-year sales change are shown below:

(percent)	2020	2019
Volume	(9)%	1%
Price changes	2	3
Acquisition adjusted fixed currency sales change	(7)	4
Acquisitions & divestitures	2	1
Fixed currency sales change	(5)	5
Foreign currency translation	(1)	(2)
Reported GAAP net sales change	(6)%	3%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin (“Gross Margin”)

	2020		2019		2018
		Gross		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin	COS	Margin
Product and equipment cost of sales	$5,481.3		$5,617.5		$5,510.6
Service and lease cost of sales	1,424.5		1,428.3		1,364.7
Reported GAAP COS and gross margin	$6,905.8	41.4%	$7,045.8	43.9%	$6,875.3	43.7%
Special (gains) and charges	48.2		38.5		4.8
Non-GAAP adjusted COS and gross margin	$6,857.6	41.8%	$7,007.3	44.2%	$6,870.5	43.8%

Our COS values and corresponding gross margin are shown above. Our gross margin is defined as sales less cost of sales divided by sales.

Our reported gross margin was 41.4%, 43.9%, and 43.7% for 2020, 2019, and 2018, respectively. Our 2020, 2019 and 2018 reported gross margins were negatively impacted by special (gains) and charges of $48.2 million, $38.5 million, and $4.8 million, respectively. Special (gains) and charges items impacting COS are shown within the “Special (Gains) and Charges” table on page 35.

Excluding the impact of special (gains) and charges, our 2020 adjusted gross margin was 41.8% compared against a 2019 adjusted gross margin of 44.2%. The decrease primarily reflected the impact of lower volume, reduced operating leverage and unfavorable business mix, which more than offset pricing.

Excluding the impact of special (gains) and charges, our adjusted gross margin was 44.2% and 43.8% for 2019 and 2018, respectively. The increase was driven primarily by pricing, which more than offset unfavorable sales mix.

Selling, General and Administrative Expenses (“SG&A”)

(percent)	2020	2019	2018
SG&A Ratio	28.1%	28.3%	28.7%

The decreased SG&A ratio (SG&A expenses as a percentage of reported net sales) comparing 2020 against 2019 was driven primarily by lower incentive compensation, discretionary spend reductions and cost savings initiatives which offset the effects of lower sales. The decreased SG&A ratio comparing 2019 against 2018 was driven primarily by sales leverage, restructuring efforts and cost savings, which more than offset investments in the business

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income included the following items:

(millions)	2020	2019	2018
Cost of sales
Restructuring activities	$7.4	$20.4	$5.4
Acquisition and integration activities	3.9	7.6	(0.6)
COVID-19 activities, net	12.5	-	-
Other	24.4	10.5	-
Cost of sales subtotal	48.2	38.5	4.8

Special (gains) and charges
Restructuring activities	71.4	93.2	75.9
Acquisition and integration activities	8.5	5.6	8.8
Disposal and impairment activities	41.4	-	-
COVID-19 activities, net	23.6	-	-
Other	34.7	21.4	28.0
Special (gains) and charges subtotal	179.6	120.2	112.7

Operating income subtotal	227.8	158.7	117.5

Interest expense, net	83.8	0.2	0.3
Other (income) expense	0.4	9.5	-

Total special (gains) and charges	$312.0	$168.4	$117.8

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with our internal management reporting.

Restructuring Activities

Restructuring activities are primarily related to the Institutional Advancement Program and Accelerate 2020, both of which are described below. These activities have been included as a component of cost of sales, special (gains) and charges, and other (income) expense on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Further details related to our restructuring charges are included in Note 3.

Institutional Advancement Program

During 2020, we approved a restructuring plan focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan, and expect that these restructuring charges will be completed by 2023, with total anticipated costs of $80 million ($60 million after tax) or $0.21 per diluted share. The costs are expected to be primarily cash expenditures for severance and facility closures. We also anticipate non-cash charges related to equipment disposals. We expect total program savings of approximately $50 million by the end of 2024. Actual costs may vary from these estimates depending on actions taken.

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020 announced in 2018. These activities have been reclassified to the Institutional Plan. In 2020, we recorded total restructuring charges, including those reclassified from Accelerate 2020, of $35.2 million ($26.4 million after tax) or $0.09 per diluted share, primarily related to severance and costs to support the transition to the new sales structure. All of these charges are recorded within the special (gains) and charges line on the Consolidated Statement of Income. The liability related to the Institutional Plan was $24.7 million as of December 31, 2020. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goal of the Plan is to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. In the third quarter of 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. Following the establishment of the separate Institutional Plan, we now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax), or $0.67 per diluted share, over this period of time, when revised for continuing operations. Costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $41.8 million ($33.0 million after tax) or $0.11 per diluted share in 2020. Of these expenses, $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share is recorded in other (income) expense. The liability related to the Plan was $71.8 million as of the end of the year. We have recorded $239.2 million ($183.8 million after tax), or $0.63 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Plan has delivered $200 million of cumulative cost savings with estimated annual cost savings of $315 million by 2022.

Other Restructuring Activities

During 2020, we incurred restructuring charges of $1.8 million ($1.2 million after tax), or less than $0.01 per diluted share, related to an immaterial restructuring plan. The charges are comprised of severance, facility closure costs, including asset disposals, and consulting fees.

Prior to 2018, we engaged in a number of restructuring plans which have been completed, except for final payments. During 2019, net restructuring gains related to restructuring plans entered into prior to 2018 were $1.5 million ($1.1 million after tax) or less than $0.01 per diluted share. The gains recorded were due to finalizing estimates upon completion of projects. During 2018, we recorded restructuring charges of $3.1 million ($2.4 million after tax) or $0.01 per diluted share.

The restructuring liability balance for all other restructuring plans excluding Accelerate 2020 and the Institutional Advancement Program was $5.9 million and $7.7 million as of December 31, 2020 and 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2020 related to these plans were $2.7 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2020 include $8.5 million ($6.9 million after tax) or $0.02 per diluted share. Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisitions and consist of integration costs and advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2020 include $3.9 million ($3.2 million after tax) or $0.01 per diluted share and are related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility. In conjunction with our acquisitions, we incurred $0.7 million ($0.6 million after tax), or less than $0.01 per diluted share, of interest expense in 2020.

During 2019, acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2019 include $5.6 million ($4.1 million after tax) or $0.01 per diluted share. Charges are primarily related to Bioquell and Anios acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 include $7.6 million ($5.6 million after tax) or $0.02 per diluted share and are related to recognition of fair value step-up in the Bioquell inventory and facility closure costs. In conjunction with our acquisitions, we incurred $0.2 million ($0.1 million after tax), or less than $0.01 per diluted share, of interest expense in 2019.

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

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $41.4 million ($41.5 million after tax) or $0.14 per diluted share in the 2020. During 2020, we recorded a $28.6 million ($28.6 million after tax) or $0.10 per diluted share impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, we recorded charges of $12.8 million ($12.9 million after tax) or $0.04 per diluted share related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees during 2020. Further information related to the disposal is included in Note 4.

COVID-19

During 2020, we recorded charges of $57.1 million to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of ($23.4) million during 2020. Finally, we recorded testing charges related to the COVID-19 pandemic of $2.4 million. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statement of Income. Total after tax net charges (gains) related to COVID-19 pandemic were $27.4 million or $0.09 per diluted share.

Other

During 2020 and 2019, we recorded special charges of $24.4 million ($16.0 million after tax) or $0.06 per diluted share and $10.5 million ($7.1 million after tax) or $0.02 per diluted share, respectively, recorded in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

Other special charges of $34.7 million ($33.9 million after tax) or $0.12 per diluted share recorded in 2020 and $21.4 million ($16.2 million after tax), or $0.06 per diluted share recorded in 2019 relate primarily to a specific legal reserve and related legal charges, partially offset by a litigation settlement in 2019, which are recorded in special (gains) and charges on the Consolidated Statement of Income. We also recorded a $7.2 million or $0.02 per diluted share, special charge related to the separation of ChampionX as a tax expense on the Consolidated Statement of Income

During 2018, we recorded other special charges of $28.0 million ($21.2 million after tax), or $0.07 per diluted share, which primarily consisted of a $25.0 million ($18.9 million after tax), or $0.06 per diluted share, commitment to the Ecolab Foundation. Other charges, primarily litigation related charges, were minimal and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Other (Income) Expense

During 2020 and 2019, we recorded other expense of $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share and $9.5 million ($7.2 million after tax) or $0.02 per diluted share, respectively, related to pension curtailments and settlements for ChampionX separation and Accelerate 2020, as discussed further above. These charges have been included as a component of other (income) expense on the Consolidated Statement of Income.

Interest expense, net

During 2020, we recorded special charges of $83.1 million ($64.0 million after tax) or $0.22 per diluted share in interest expense on the Consolidated Statement of Income related to debt refinancing charges. In addition, during 2020, 2019 and 2018, an immaterial amount of interest expense was recorded due to acquisition and integration costs.

Operating Income and Operating Income Margin

				Percent Change

(millions)	2020	2019	2018	2020	2019
Reported GAAP operating income	$1,395.7	$1,845.2	$1,728.3	(24)%	7%
Special (gains) and charges	227.8	158.7	117.5
Non-GAAP adjusted operating income	1,623.5	2,003.9	1,845.8	(19)	9
Effect of foreign currency translation	23.8	9.1	(26.5)
Non-GAAP adjusted fixed currency operating income	$1,647.3	$2,013.0	$1,819.3	(18)%	11%

(percent)	2020	2019	2018
Reported GAAP operating income margin	11.8%	14.7%	14.1%
Non-GAAP adjusted operating income margin	13.8%	16.0%	15.1%
Non-GAAP adjusted fixed currency
operating income margin	13.8%	16.0%	15.1%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by sales.

Our reported operating income decreased 24% when comparing 2020 to 2019 primarily due to the overall negative impact of the COVID-19 pandemic on results, which yielded lower sales and reduced operating leverage, unfavorable business mix, more than offsetting cost savings, favorable pricing and lower variable compensation. Our reported operating income increased 7% when comparing 2019 to 2018 primarily driven by pricing and cost savings, which more than offset investments in the business. Our reported operating income for 2020, 2019 and 2018 was impacted by special (gains) and charges. Excluding the impact of special (gains) and charges from all three years, 2020 adjusted operating income decreased 19% when compared to 2019 adjusted operating income and 2019 adjusted operating income increased 9% when compared to 2018 adjusted operating income.

As shown in the previous table, foreign currency translation had a minimal impact on adjusted operating income growth for 2020 and 2019.

Other (Income) Expense

(millions)	2020	2019	2018
Reported GAAP other (income) expense	($55.9)	($77.0)	($79.9)
Special (gains) and charges	0.4	9.5	-
Non-GAAP adjusted other (income) expense	($56.3)	($86.5)	($79.9)

Our reported other income was $55.9 million, $77.0 million and $79.9 million in 2020, 2019 and 2018, respectively. Excluding the impact of pension curtailments and settlements in 2020 and 2019, our adjusted other income was $56.3 million and $86.5 million, respectively, reflecting the return on pension assets and non-service costs of our pension obligations.

Interest Expense, Net

(millions)	2020	2019	2018
Reported GAAP interest expense, net	$290.2	$190.7	$221.1
Special (gains) and charges	83.8	0.2	0.3
Non-GAAP adjusted interest expense, net	$206.4	$190.5	$220.8

Our reported net interest expense totaled $290.2 million, $190.7 million and $221.1 million during 2020, 2019 and 2018, respectively.

We incurred $83.8 million ($64.6 million after tax), or $0.22 per diluted share, $0.2 million ($0.1 million after tax), or less than $0.01 per diluted share and $0.3 million ($0.2 million after tax), or less than $0.01 per diluted share, of interest expense in conjunction with our debt refinancing and acquisitions during 2020, 2019 and 2018, respectively.

The increase in our 2020 adjusted net interest expense compared to 2019 was driven primarily by higher outstanding debt. The decrease in our 2019 adjusted net interest expense compared to 2018 was driven primarily by lower outstanding debt and higher interest income.

Provision for Income Taxes

The following table provides a summary of our tax rate:

(percent)	2020	2019	2018
Reported GAAP tax rate	15.2%	16.7%	20.2%
Tax rate impact of:
The Tax Act	-	0.1	(3.9)
Special (gains) and charges	0.7	0.6	0.3
Discrete tax items	3.8	2.9	3.8
Non-GAAP adjusted tax rate	19.7%	20.3%	20.4%

Our reported tax rate was 15.2%, 16.7%, and 20.2% for 2020, 2019 and 2018, respectively. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized a total net benefit related to discrete tax items of $55.8 million during 2020. The tax benefit related to share-based compensation excess tax benefit contributed $57.3 million. The amount of this tax benefit is subject to variation in stock price and award exercises. We recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and expiration of statutes of limitations which resulted in a $9.8 million tax benefit. Additionally, we recognized a net tax expense of $11.3 million primarily related to the filing of the prior year federal, state and foreign tax returns and other income tax adjustments.

We recognized total net benefit related to discrete tax items of $57.7 million during 2019. Share-based compensation excess tax benefit contributed $42.3 million in 2019. We recognized $15.6 million tax benefit related to changes in local tax law, which primarily includes $30.4 million benefit due to the passage of the Swiss Tax Reform and AHV Financing Act, a Swiss federal tax law, offset by a tax expense of $10.2 million due to the release of the final Treasury Regulation governing taxation of foreign dividends. We recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and statutes of limitations which resulted in a $13.8 million tax benefit. We finalized the 2015 and 2016 IRS audit, which also resulted in discrete tax expense of $11.0 million. The remaining discrete tax expense was primarily related to changes in estimates in non-U.S. jurisdictions.

We recognized total net expense related to discrete tax items of $2.1 million during 2018. We filed U.S. federal tax returns which resulted in favorable adjustments of $39.9 million related to changes in estimates and an IRS approved method change. The Tax Act resulted in $66.0 million expense for 2018 related to updates to the one-time transition tax primarily due to the issuance of technical guidance and finalization of estimates. Share-based compensation excess tax benefit contributed $27.7 million in 2018. Included within the 2018 provision for income taxes is $38.0 million of discrete charges to correct immaterial errors in prior years. The remaining discrete tax expense was primarily related to changes in reserves in non-U.S. jurisdictions, audit settlements and both international and U.S. changes in estimates.

The change in our adjusted tax rates from 2018 to 2020 was primarily driven by global tax planning projects and geographic income mix. Future comparability of our adjusted tax rate may be impacted by various factors, including but not limited to other changes in global tax rules, further tax planning projects and geographic income mix.

Net Income from Discontinued Operations, net of tax

(millions)	2020	2019	2018
Reported GAAP net (loss) income from discontinued operations, net of tax	($2,172.5)	$133.3	$178.8
Adjustments:
Special (gains) and charges	2,210.7	74.3	14.0
Discrete tax net expense (benefit)	22.7	(0.7)	2.6
Non-GAAP adjusted net income from discontinued operations, net of tax	$60.9	$206.9	$195.4

Special charges reported in discontinued operations consist primarily of ChampionX separation charges and restructuring.

Net Income from Continuing Operations Attributable to Ecolab

				Percent Change

(millions)	2020	2019	2018	2020	2019
Reported GAAP net income from continuing operations attributable to Ecolab	$967.4	$1,425.6	$1,250.3	(32)%	14%
Adjustments:
Special (gains) and charges, after tax	254.1	128.3	88.8
Discrete tax net (benefit) expense	(55.8)	(57.7)	2.1
Non-GAAP adjusted net income attributable to Ecolab	$1,165.7	$1,496.2	$1,341.2	(22)%	12%

Diluted EPS from Continuing Operations

				Percent Change

(dollars)	2020	2019	2018	2020	2019
Reported GAAP diluted EPS from continuing operations	$ 3.33	$ 4.87	$ 4.27	(32)%	14%
Adjustments:
Special (gains) and charges, after tax	0.88	0.45	0.30
Discrete tax net (benefit) expense	(0.19)	(0.20)	0.01
Non-GAAP adjusted diluted EPS	$ 4.02	$ 5.12	$ 4.58	(21)%	12%

Per share amounts do not necessarily sum due to rounding.

Currency translation had an unfavorable $0.05 impact on reported and adjusted diluted EPS when comparing 2020 to 2019 and unfavorable $0.12 impact when comparing 2019 to 2018.

SEGMENT PERFORMANCE

The non-U.S. dollar functional currency international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates established by management for 2020. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2. Additional information about our reportable segments is included in Note 19.

Fixed currency net sales and operating income for 2020, 2019 and 2018 for our reportable segments are shown in the following tables.

Net Sales				Percent Change

(millions)	2020	2019	2018	2020	2019
Global Industrial	$5,959.9	$5,994.6	$5,688.5	(1)%	5%
Global Institutional & Specialty	3,577.2	4,412.1	4,255.2	(19)	4
Global Healthcare & Life Sciences	1,189.1	979.0	915.7	21	7
Other	1,093.3	1,211.7	1,155.3	(10)	5
Corporate	102.4	-	-	100	—
Subtotal at fixed currency	11,921.9	12,597.4	12,014.7	(5)	5
Effect of foreign currency translation	(131.7)	(35.4)	207.4
Total reported net sales	$11,790.2	$12,562.0	$12,222.1	(6)%	3%

Operating Income				Percent Change

(millions)	2020	2019	2018	2020	2019
Global Industrial	$1,106.0	$902.7	$753.7	23%	20%
Global Institutional & Specialty	321.9	939.8	901.5	(66)	4
Global Healthcare & Life Sciences	207.6	124.5	124.4	67	0
Other	131.5	167.0	164.0	(21)	2
Corporate	(347.5)	(279.7)	(241.8)	24	16
Subtotal at fixed currency	1,419.5	1,854.3	1,701.8	(23)	9
Effect of foreign currency translation	(23.8)	(9.1)	26.5
Total reported operating income	$1,395.7	$1,845.2	$1,728.3	(24)%	7%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	Year ended
	December 31
Net Sales	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$5,959.9	(81.4)	$5,878.5	$5,994.6	(34.7)	$5,959.9
Global Institutional & Specialty	3,577.2	(31.2)	3,546.0	4,412.1	-	4,412.1
Global Healthcare & Life Sciences	1,189.1	(24.2)	1,164.9	979.0	(1.5)	977.5
Other	1,093.3	(1.1)	1,092.2	1,211.7	(0.1)	1,211.6
Corporate	102.4	(102.4)	-	-	-	-
Subtotal at fixed currency	11,921.9	(240.3)	11,681.6	12,597.4	(36.3)	12,561.1
Effect of foreign currency translation	(131.7)			(35.4)
Total reported net sales	$11,790.2			$12,562.0

Operating Income	2020			2019
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,106.0	(7.2)	$1,098.8	$902.7	(1.6)	$901.1
Global Institutional & Specialty	321.9	(2.2)	319.7	939.8	-	939.8
Global Healthcare & Life Sciences	207.6	0.3	207.9	124.5	(0.2)	124.3
Other	131.5	(0.3)	131.2	167.0	-	167.0
Corporate	(119.7)	-	(119.7)	(121.0)	-	(121.0)
Non-GAAP adjusted fixed currency operating income	1,647.3	(9.4)	1,637.9	2,013.0	(1.8)	2,011.2
Special (gains) and charges	227.8			158.7
Subtotal at fixed currency	1,419.5			1,854.3
Effect of foreign currency translation	(23.8)			(9.1)
Total reported operating income	$1,395.7			$1,845.2

Global Industrial

	2020	2019	2018
Sales at fixed currency (millions)	$5,959.9	$5,994.6	$5,688.5
Sales at public currency (millions)	5,870.8	5,980.2	5,806.8

Volume	(3)%	1%
Price changes	2%	3%
Acquisition adjusted fixed currency sales change	(1)%	4%
Acquisitions and divestitures	1%	1%
Fixed currency sales change	(1)%	5%
Foreign currency translation	(1)%	(2)%
Public currency sales change	(2)%	3%

Operating income at fixed currency (millions)	$1,106.0	$902.7	$753.7
Operating income at public currency (millions)	1,086.9	899.0	772.5

Fixed currency operating income change	23%	20%
Fixed currency operating income margin	18.6%	15.1%	13.2%
Acquisition adjusted fixed currency operating income change	22%	20%
Acquisition adjusted fixed currency operating income margin	18.7%	15.1%	*
Public currency operating income change	21%	16%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial decreased in 2020 as lower volume more than offset pricing and increased in 2019 driven by pricing and volume gains. The 2020 sales decrease was impacted by regional declines in North America and Asia Pacific, partially offset by growth in all other regions. Regional results for 2019 were impacted by growth in all major regions.

At an operating segment level, Water fixed currency sales decreased 2% in 2020 and increased 6% in 2019. Modest Light industry sales growth in 2020 and good sales gains in 2019 were led by innovative technology and service offerings. Heavy industry sales were moderately lower in 2020, impacted by lower end market demand, but grew moderately in 2019 as they benefitted from sales force investments and improved market conditions while mining sales were led by new business wins. Food & Beverage fixed currency sales increased 5% (3% acquisition adjusted) in 2020 as share gains and pricing more than offset generally flat industry trends. Globally, we saw strong growth in our dairy, food, beverage and brewing segments, with moderate growth in the protein business. Fixed currency sales growth was strong across major regions. Fixed currency sales increased 9% in 2019, benefiting from share gains and pricing more than offset generally flat industry trends. Downstream fixed currency sales decreased 8% and increased 1% in 2020 and 2019, respectively, as substantial reductions in transportation fuel demand and additive use hurt 2020 results, while improved pricing in 2019 more than offset lower volume. Paper fixed currency sales were flat in 2020 despite softer industrial containerboard market conditions which reduced volumes in major regions. Fixed currency sales increased 1% in 2019 despite softer containerboard market conditions which reduced volumes in major regions.

Operating Income

Fixed currency operating income and fixed currency operating income margins for Global Industrial increased in 2020 and 2019.

Acquisition adjusted fixed currency operating income margins increased 3.6 percentage points in 2020. The favorable impacts of cost savings, pricing, lower delivered product costs and lower variable compensation added approximately 4.2 percentage points during 2020, which more than offset the 0.7 percentage point negative impact of lower volume. Acquisition adjusted fixed currency operating income margins increased in 2019 compared to 2018, positively impacted by pricing and cost savings initiatives, partially offset by investments in the business and lower sales volume leverage.

Global Institutional & Specialty

	2020	2019	2018
Sales at fixed currency (millions)	$3,577.2	$4,412.1	$4,255.2
Sales at public currency (millions)	3,553.2	4,401.5	4,302.0

Volume	(21)%	1%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	(20)%	3%
Acquisitions and divestitures	1%	1%
Fixed currency sales change	(19)%	4%
Foreign currency translation	0%	(1)%
Public currency sales change	(19)%	2%

Operating income at fixed currency (millions)	$321.9	$939.8	$901.5
Operating income at public currency (millions)	320.3	937.0	906.2

Fixed currency operating income change	(66)%	4%
Fixed currency operating income margin	9.0%	21.3%	21.2%
Acquisition adjusted fixed currency operating income change	(66)%	5%
Acquisition adjusted fixed currency operating income margin	9.0%	21.3%	*
Public currency operating income change	(66)%	3%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty decreased in 2020 driven by a significant decline in the Institutional business due to the impact of the COVID-19 pandemic and increased in 2019 benefiting from pricing, volume growth and acquisitions. At a regional level, the 2020 sales decreased in all major regions.

At an operating segment level, Institutional fixed currency sales decreased 27% in 2020, reflecting strong hand and surface hygiene sales that were more than offset by the negative effects of mandated reductions for in-unit dining and domestic and international travel that significantly reduced foot traffic at full-service restaurants, occupancy rates at hotels and customer visits to other entertainment facilities through the year. Fixed currency sales increased 2% in 2019 as global lodging demand showed moderate growth while global full-service restaurant industry foot traffic was soft. Specialty fixed currency sales increased 8% (5% acquisition adjusted) in 2020, as strong food retail sales growth, benefiting from continued expanded cleaning protocols and frequency in the grocery stores in response to the COVID-19 pandemic and new customer additions, was partially offset by moderately lower quickservice sales, which saw strong hand and surface sanitizer sales more than offset by COVID-19 pandemic related impacts on restaurant volumes. Fixed currency sales increased 9% in 2019, led primarily from strong ongoing business and new account wins.

Operating Income

Fixed currency operating income for our Global Institutional & Specialty segment decreased in 2020 and increased in 2019 when compared to prior periods. Fixed currency operating income margins decreased in 2020 and remained flat in 2019.

Acquisition adjusted fixed currency operating income margins decreased 12.3 percentage points during 2020. Margins were negatively impacted approximately 15.0 percentage points during 2020 from volume declines, unfavorable mix and higher bad debt expense, which more than offset the 2.1 percentage points positive impact of cost savings. Acquisition adjusted fixed currency operating income margins increased in 2019 due to pricing and cost savings initiatives, which were partially offset by investments in the business and selling related expenses.

Global Healthcare & Life Sciences

	2020	2019	2018
Sales at fixed currency (millions)	$1,189.1	$979.0	$915.7
Sales at public currency (millions)	1,181.9	972.8	939.5

Volume	18%	2%
Price changes	1%	1%
Acquisition adjusted fixed currency sales change	19%	2%
Acquisitions and divestitures	2%	4%
Fixed currency sales change	21%	7%
Foreign currency translation	0%	(3)%
Public currency sales change	21%	4%

Operating income at fixed currency (millions)	$207.6	$124.5	$124.4
Operating income at public currency (millions)	205.0	122.9	127.7

Fixed currency operating income change	67%	0%
Fixed currency operating income margin	17.5%	12.7%	13.6%
Acquisition adjusted fixed currency operating income change	67%	0%
Acquisition adjusted fixed currency operating income margin	17.8%	12.7%	*
Public currency operating income change	67%	(4)%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales increased for Global Healthcare & Life Sciences in both 2020 and 2019 as growth in both years was driven by volume and pricing gains. At an operating segment level, Healthcare fixed currency sales increased 18% (16% acquisition adjusted) in 2020. Strong COVID-19 pandemic related hand and surface disinfection sales growth more than offset the unfavorable effects of delayed elective surgical procedures. Fixed currency sales increased 1% in 2019 as good growth in Europe was offset by a product recall, while North America sales were flat as good differentiated product and program growth was partially offset by lower sales of deemphasized non-core products. Life Sciences fixed currency sales increased 35% in 2020. Results were led by strong demand for biodecontamination units, business wins and pricing in our cleaning and disinfection programs for both the pharmaceutical and personal care markets, with strong growth in Europe and moderate North America gains. Fixed currency sales increased 37% (12% acquisition adjusted) in 2019 led by business wins and pricing in our cleaning and disinfection programs for both the pharmaceutical and personal care markets, with strong growth in Europe and moderate North America gains.

Operating Income

Fixed currency operating income for our Global Healthcare & Life Sciences segment increased in 2020 and remained flat in 2019 when compared to prior periods. Fixed currency operating income margins increased in 2020 and decreased in 2019.

Acquisition adjusted fixed currency operating income margins increased 5.1 percentage points in 2020. Strong volume gains, reduced discretionary spending and pricing positively impacted margins by approximately 6.6 percentage points, partially offset by the 1.1 percentage point negative impact of higher delivered product costs. Acquisition adjusted fixed currency operating income margins decreased in 2019 compared to 2018, negatively impacted by investments in the business and the impact of the Healthcare recall, partially offset by sales volume leverage and cost savings initiatives.

Other

	2020	2019	2018
Sales at fixed currency (millions)	$1,093.3	$1,211.7	$1,155.3
Sales at public currency (millions)	1,084.3	1,207.5	1,173.8

Volume	(11)%	3%
Price changes	2%	2%
Acquisition adjusted fixed currency sales change	(10)%	5%
Acquisitions and divestitures	0%	0%
Fixed currency sales change	(10)%	5%
Foreign currency translation	0%	(2)%
Public currency sales change	(10)%	3%

Operating income at fixed currency (millions)	$131.5	$167.0	$164.0
Operating income at public currency (millions)	130.6	166.3	165.5

Fixed currency operating income change	(21)%	2%
Fixed currency operating income margin	12.0%	13.8%	14.2%
Acquisition adjusted fixed currency operating income change	(21)%	2%
Acquisition adjusted fixed currency operating income margin	12.0%	13.8%	*
Public currency operating income change	(21)%	0%

* Not meaningful

Amounts do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in 2020. At a regional level, the decline in 2020 sales results mostly impacted North America and Europe. Fixed currency sales increased in 2019 with growth in all major regions.

At an operating segment level, Pest Elimination was impacted by the COVID-19 pandemic due to partial and full customer closures along with limited vendor access. Fixed currency sales decreased 2% in 2020 with sales growth in food and beverage plants, grocery stores and healthcare facilities offset by the impact of lower restaurant and hospitality volumes. Fixed currency sales increased 6% in 2019 with good growth across all major regions and markets. Textile Care fixed currency sales decreased 27% in 2020 and increased 2% in 2019. Colloidal Technologies Group fixed currency sales decreased 18% in 2020 and increased 5% in 2019.

Operating Income

Fixed currency operating income in Other decreased in 2020 and increased in 2019 as compared to the prior year. Fixed currency operating income margins declined in 2020 and declined slightly in 2019.

Acquisition adjusted fixed currency operating income margins in Other decreased 1.8 percentage points in 2020. Lower volume and unfavorable mix negatively impacted margins by approximately 4.5 percentage points, which more than offset the 3.2 percentage point positive impact of cost savings and pricing. Acquisition adjusted fixed currency operating income margins decreased in 2019, negatively impacted by field investments, which more than offset pricing, volume gains and cost savings initiatives.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 40 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction, as discussed in Note 5. Corporate also includes intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 35.

FINANCIAL POSITION, CASH FLOW AND LIQUIDITY

Financial Position

Total assets were $18.1 billion as of December 31, 2020, compared to total assets of $20.9 billion as of December 31, 2019.

Total liabilities were $11.9 billion as of December 31, 2020, compared to total liabilities of $12.1 billion as of December 31, 2019. Total debt was $6.7 billion as of December 31, 2020 and $6.4 billion as of December 31, 2019. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to EBITDA is shown in the following table. EBITDA is a non-GAAP measure discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

	2020	2019	2018
(ratio)
Net debt to EBITDA	2.4	2.3	2.7

(millions)
Total debt	$6,686.6	$6,353.6	$7,044.2
Cash	1,260.2	118.8	63.9
Net debt	$5,426.4	$6,234.8	$6,980.3

Net income including noncontrolling interest	$984.8	$1,442.9	$1,265.9
Provision for income taxes	176.6	288.6	321.2
Interest expense, net	290.2	190.7	221.1
Depreciation	594.3	569.1	535.9
Amortization	218.4	206.2	194.5
EBITDA	$2,264.3	$2,697.5	$2,538.6

Cash Flows

Operating Activities

				Dollar Change

(millions)	2020	2019	2018	2020	2019
Cash provided by operating activities	$1,741.8	$2,046.7	$2,006.9	($304.9)	$39.8

We continue to generate strong cash flow from operations, amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases.

Comparability of cash generated from operating activities across 2020 to 2018 was impacted by fluctuations in accounts receivable, inventories and accounts payable (“working capital”), the combination of which increased $32 million, $128 million and $133 million in 2020, 2019 and 2018 respectively. The 2020 cash flow impact from working capital accounts was driven by lower sales volume, partially offset by lower inventory turnover and slower accounts receivable collection.

The impact on operating cash flows of pension and postretirement plan contributions, cash activity related to restructuring, cash paid for income taxes and cash paid for interest, are shown in the following table:

				Dollar Change

(millions)	2020	2019	2018	2020	2019
Pensions and postretirement plan contributions	$70.7	$186.0	$60.0	($115.3)	$126.0
Restructuring payments	71.1	82.5	46.0	(11.4)	36.5
Income tax payments	366.9	337.4	365.1	29.5	(27.7)
Interest payments	262.5	189.4	206.4	73.1	(17.0)

Investing Activities

				Dollar Change

(millions)	2020	2019	2018	2020	2019
Cash used for investing activities	($857.7)	($1,129.6)	($961.9)	$271.9	($167.7)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as from capital investments in the business.

Total cash paid for acquisitions, net of cash acquired and net of cash received from dispositions, in 2020, 2019 and 2018 was $371 million, $385 million and $221 million, respectively. Our acquisitions and divestitures are discussed further in Note 4. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising and customer equipment and manufacturing facilities. Total capital expenditures were $489 million, $731 million and $779 million in 2020, 2019 and 2018, respectively.

Financing Activities

				Dollar Change

(millions)	2020	2019	2018	2020	2019
Cash provided by (used for) financing activities	($340.2)	($1,346.6)	($1,171.4)	$1,006.4	($175.2)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs, dividend payments and acquisition-related contingent considerations.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We repurchased a total of $146 million, $354 million, and $562 million of shares in 2020, 2019 and 2018, respectively.

The impact on financing cash flows of commercial paper and notes payable repayments, long-term debt borrowings and long-term debt repayments, are shown in the following table:

				Dollar Change

(millions)	2020	2019	2018	2020	2019
Net (repayments) issuances of commercial paper and notes payable	($65.5)	($252.0)	$341.8	$186.5	($593.8)
Long-term debt borrowings	1,855.9	-	—	1,855.9	—
Long-term debt repayments	(1,570.0)	(400.6)	(551.6)	(1,169.4)	151.0

In December 2020, we increased our indicated annual dividend rate by 2%. This represents the 29th consecutive year we have increased our dividend. We have paid dividends on our common stock for 84 consecutive years. Cash dividends declared per share of common stock, by quarter, for each of the last three years were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
2020	$0.47	$0.47	$0.47	$0.48	$1.89
2019	$0.46	$0.46	$0.46	$0.47	$1.85
2018	$0.41	$0.41	$0.41	$0.46	$1.69

Liquidity and Capital Resources

We currently expect to fund all of our cash requirements which are reasonably foreseeable for the next twelve months, including scheduled debt repayments, new investments in the business, share repurchases, dividend payments, possible business acquisitions and pension and postretirement contributions with cash on hand, cash generated from operating activities, and as needed, additional short-term and/or long-term borrowings. We continue to expect our operating cash flow to remain strong.

As of December 31, 2020, we had $1,260 million of cash and cash equivalents on hand, of which $59 million was held outside of the U.S. As of December 31, 2019, we had $119 million of cash and cash equivalents on hand, of which $91 million was held outside of the U.S. We have increased our available cash on hand during the year to meet current and any future potential operational cash needs as a result of COVID-19 pandemic. We will continue to evaluate our cash position in light of future developments.

As of December 31, 2020, we had a $2.0 billion multi-year credit facility, which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At year end, we had no outstanding commercial paper under our Euro or U.S. program. There were no borrowings under our credit facility as of December 31, 2020 or 2019. As of December 31, 2020, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

As of December 31, 2020, we have a $500 million 364-day revolving credit agreement, which expires in April 2021. The revolving credit agreement is to be used for general corporate purposes with a diverse syndicate of banks to provide for further liquidity in response to the coronavirus pandemic. There were no borrowings under this revolving credit agreement as of December 31, 2020. In addition, we executed a $305 million term credit agreement in April 2020, which we drew on and repaid $303 million during the second quarter of 2020.

Additionally, we have uncommitted credit lines with major international banks and financial institutions. These credit lines support our daily global funding needs, primarily our global cash pooling structures. We have $123 million of bank supported letters of credit, surety bonds and guarantees outstanding in support of our commercial business transactions. We do not have any other significant unconditional purchase obligations or commercial commitments.

As of December 31, 2020, Standard & Poor’s and Fitch both rated our long-term credit at A- (stable outlook) and Moody’s rated our long-term credit at Baa1 (positive outlook). A reduction in our credit ratings could limit or preclude our ability to issue commercial paper under our current programs or could also adversely affect our ability to renew existing, or negotiate new, credit facilities in the future and could increase the cost of these facilities.

We are in compliance with our debt covenants and other requirements of our credit agreements and indentures.

A schedule of our various obligations as of December 31, 2020 are summarized in the following table:

		Payments Due by Period
		Less			More
		Than	2-3	4-5	Than
(millions)	Total	1 Year	Years	Years	5 Years
Notes payable	$ 15	$ 15	$ -	$ -	$ -
One-time transition tax	103	13	-	50	40
Long-term debt	6,671	2	902	1,366	4,401
Operating leases	474	142	183	73	76
Interest*	2,627	204	378	331	1,714
Total	$ 9,890	$ 376	$ 1,463	$ 1,820	$ 6,231

*	Interest on variable rate debt was calculated using the interest rate at year end 2020.

As of December 31, 2020, our gross liability for uncertain tax positions was $21 million. We are not able to reasonably estimate the amount by which the liability will increase or decrease over an extended period of time or whether a cash settlement of the liability will be required. Therefore, these amounts have been excluded from the schedule of contractual obligations.

We do not have required minimum cash contribution obligations for our qualified pension plans in 2020. We are required to fund certain international pension benefit plans in accordance with local legal requirements. We estimate contributions to be made to our international plans will approximate $47 million in 2020. These amounts have been excluded from the schedule of contractual obligations.

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

We enter into foreign currency forward contracts to hedge certain intercompany financial arrangements, and to hedge against the effect of exchange rate fluctuations on transactions related to cash flows denominated in currencies other than U.S. dollars. We use net investment hedges as hedging instruments to manage risks associated with our investments in foreign operations. As of December 31, 2020, we had a total of €1,150 million senior notes designated as net investment hedges.

We manage interest expense using a mix of fixed and floating rate debt. To help manage borrowing costs, we may enter into interest rate swap agreements. Under these arrangements, we agree to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed-upon notional principal amount. As of December 31, 2020, we had no interest rate swaps outstanding.

See Note 9 for further information on our hedging activity.

Based on a sensitivity analysis (assuming a 10% change in market rates) of our foreign exchange and interest rate derivatives and other financial instruments, changes in exchange rates or interest rates would increase/decrease our financial position and liquidity by approximately $213 million. The effect on our results of operations would be substantially offset by the impact of the hedged items.

GLOBAL ECONOMIC AND POLITICAL ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic affected global economies and financial markets throughout 2020, and industries faced challenges from restricted economic conditions resulting from government and private efforts to address the pandemic. As the pandemic continued and new variants of COVID-19 were identified, most countries required companies to limit or suspend business operations and implemented travel restrictions. These conditions had and are expected to continue to have a negative impact on market conditions and customer demand throughout the world over the foreseeable future until the pandemic diminishes. We experienced, and anticipate continued, overall adverse impacts and disruptions in our restaurant, hospitality and entertainment-related business operations, with modest impact on our Industrial segment businesses and limited or no adverse impacts on certain other parts of our business, supply chain and business continuity plans from COVID-19 restrictions; in addition, certain of our business have and will continue to benefit from increased cleaning and sanitizing product demand.

While we anticipate our 2021 results of operations to be generally comparable to 2019, we are not yet able to adequately estimate the full impact of the coronavirus outbreak on our end markets and our business due to the pandemic’s evolving nature and the public and private responses to it. While we expect favorable conditions to resume in our industrial markets, and expect conditions to continue to be favorable in our healthcare and life sciences markets, we anticipate products and services provided to the full-service restaurant, hospitality, lodging and entertainment industries will continue to be negatively impacted over the near term due to the regulatory and organizational operating restrictions and mandates that have been put in place and affecting those end markets. We have taken, and are continuing to take, steps to drive revenue growth through new products, programs and markets, as well as steps to reduce costs, including reductions in capital expenditures, as well as other ongoing cost initiatives.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020. We have taken advantage of the employer payroll tax (FICA) deferral offered by the CARES Act, which allowed us to defer the payment of employer payroll taxes for the period from March 27, 2020 to December 31, 2020. The deferred FICA liability was $66.4 million and will be payable in equal installments at December 2021 and December 2022.

Global Economies

Almost half of our sales are outside of the United States. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the Argentine Peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During 2020, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of 2020 represented less than 1% of our consolidated assets.

Brexit Referendum

December 31, 2020 marked the end of the Brexit Transition Period and with it the UK’s departure from the European Union (EU) customs union and single market. The EU and UK arrived at a Trade and Cooperation Agreement, (TCA) allowing companies to trade tariff free on products having EU origins. We are working through the details of this TCA impact with the expectation that much of our trade will in fact be free of tariff.

During 2020, net sales of our U.K. operations were approximately 3% of our consolidated net sales.

NEW ACCOUNTING PRONOUNCEMENTS

Information regarding new accounting pronouncements is included in Note 2.

SUBSEQUENT EVENTS

Subsequent to year end, we separately acquired European Institutional and Healthcare businesses. The aggregate purchase consideration for these two acquisitions was approximately $100 million. The acquisitions are not material to our consolidated financial statements individually or in the aggregate.

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

●  EBITDA

●  Adjusted tax rate

●  Adjusted net income from discontinued operations, net of tax

●  Adjusted net income from continuing operations attributable to Ecolab

●  Adjusted diluted EPS from continuing operations

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

Our non-GAAP financial measures for cost of sales, gross margin, interest expense and operating income exclude the impact of special (gains) and charges, and our non-GAAP measures for tax rate, net income from continuing operations attributable to Ecolab and diluted EPS from continuing operations further exclude the impact of discrete tax items. We include items within special (gains) and charges and discrete tax items that we believe can significantly affect the period-over-period assessment of operating results and not necessarily reflect costs and/or income associated with historical trends and future results. After tax special (gains) and charges are derived by applying the applicable local jurisdictional tax rate to the corresponding pre-tax special (gains) and charges.

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

Acquisition adjusted growth rates exclude the results of our acquired businesses from the first twelve months post acquisition, exclude the results of our divested businesses from the twelve months prior to divestiture and the Venezuelan results of operations from all comparable periods.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, an evaluation of the design and operating effectiveness of internal control over financial reporting was conducted based on the 2013 framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under the framework in Internal Control — Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 as stated in their report which is included herein.

Christophe Beck	Daniel J. Schmechel
President and Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment – Downstream Reporting Unit

As described in Note 2 to the consolidated financial statements, the carrying value of goodwill was $6.0 billion as of December 31, 2020, a portion of which is allocated to the Downstream reporting unit. During the second quarter of 2020, management completed its annual assessment for goodwill impairment across its eleven reporting units. Management continued to assess the need to test its reporting units for impairment during interim periods since its scheduled annual assessments. The goodwill impairment assessment was completed using quantitative analyses using discounted cash flow analyses, that incorporated assumptions regarding future growth rates, terminal values, and discount rates. If the carrying amount of the reporting unit exceeds its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying value exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Downstream reporting unit is a critical audit matter are (i) a high degree of auditor judgment and subjectivity in performing procedures relating to estimating the fair value of the Downstream reporting unit due to the significant judgment by management when estimating the fair value; (ii) a high degree of audit effort in performing procedures and evaluating audit evidence related to the discount rate assumption; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the discount rate assumption used in the discounted cash flow analysis to estimate the fair value of the Downstream reporting unit. These procedures also included, among others, testing management’s process for estimating the fair value of the Downstream reporting unit, evaluating the appropriateness of the discounted cash flow analysis, and evaluating the reasonableness of the discount rate assumption. Evaluating management’s assumption related to the discount rate involved evaluating whether the assumption used was reasonable considering the cost of capital of comparable businesses and relevant industry factors. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow analysis and evaluating the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 26, 2021

We have served as the Company’s auditor since 1970.

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share amounts)	2020	2019	2018

Product and equipment sales	$9,466.6	$10,129.0	$9,903.6
Service and lease sales	2,323.6	2,433.0	2,318.5
Net sales	11,790.2	12,562.0	12,222.1
Product and equipment cost of sales	5,481.3	5,617.5	5,510.6
Service and lease cost of sales	1,424.5	1,428.3	1,364.7
Cost of sales (including special charges (a))	6,905.8	7,045.8	6,875.3
Selling, general and administrative expenses	3,309.1	3,550.8	3,505.8
Special (gains) and charges	179.6	120.2	112.7
Operating income	1,395.7	1,845.2	1,728.3
Other (income) expense (b)	(55.9)	(77.0)	(79.9)
Interest expense, net (c)	290.2	190.7	221.1
Income before income taxes	1,161.4	1,731.5	1,587.1
Provision for income taxes	176.6	288.6	321.2
Net income from continuing operations, including noncontrolling interest	984.8	1,442.9	1,265.9
Net income from continuing operations attributable to noncontrolling interest	17.4	17.3	15.6
Net income from continuing operations attributable to Ecolab	967.4	1,425.6	1,250.3
Net (loss) income from discontinued operations, net of tax (Note 5) (d)	(2,172.5)	133.3	178.8
Net (loss) income attributable to Ecolab	($1,205.1)	$1,558.9	$1,429.1

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 3.37	$ 4.95	$ 4.33
Discontinued operations	($ 7.57)	$ 0.46	$ 0.62
Earnings (loss) attributable to Ecolab	($ 4.20)	$ 5.41	$ 4.95
Diluted
Continuing operations	$ 3.33	$ 4.87	$ 4.27
Discontinued operations	($ 7.48)	$ 0.46	$ 0.61
Earnings (loss) attributable to Ecolab	($ 4.15)	$ 5.33	$ 4.88

Weighted-average common shares outstanding
Basic	287.0	288.1	288.6
Diluted	290.3	292.5	292.8

(a)	Cost of sales includes special charges of $39.3 in 2020, $38.5 in 2019, and $4.8 in 2018, which is included in product and equipment cost of sales. Cost of sales includes special charges of $8.9 in 2020, which is included in service and lease cost of sales.
(b)	Other (income) expense includes special charges of $0.4 in 2020 and $9.5 in 2019.
(c)	Interest expense, net includes special charges of $83.8 in 2020, $0.2 in 2019 and $0.3 in 2018.
(d)	Net (loss) income from discontinued operations, net of tax includes noncontrolling interest of $2.2, $0.0 and $(4.4) in 2020, 2019 and 2018, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)	2020	2019	2018

Net (loss) income attributable to Ecolab	($1,205.1)	$1,558.9	$1,429.1
Net income from continuing operations attributable to noncontrolling interest	17.4	17.3	15.6
Net income (loss) from discontinued operations attributable to noncontrolling interest	2.2	-	(4.4)
Net (loss) income attributable to Ecolab, including noncontrolling interest	($1,185.5)	$1,576.2	$1,440.3

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	50.0	(45.1)	(223.3)
Separation of ChampionX	229.9	-	-
(Loss) gain on net investment hedges	(87.7)	31.4	57.5
Total foreign currency translation adjustments	192.2	(13.7)	(165.8)

Derivatives and hedging instruments	(17.0)	(3.4)	28.4

Pension and postretirement benefits
Current period net actuarial loss	(139.2)	(251.1)	(37.8)
Pension and postretirement prior period service benefits and (costs)	5.1	(0.3)	(2.3)
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	56.0	(0.2)	13.2
Postretirement benefits changes	-	-	44.9
Total pension and postretirement benefits	(78.1)	(251.6)	18.0

Subtotal	97.1	(268.7)	(119.4)

Total comprehensive (loss) income, including noncontrolling interest	(1,088.4)	1,307.5	1,320.9
Comprehensive income attributable to noncontrolling interest	21.4	15.4	10.1
Comprehensive (loss) income attributable to Ecolab	($1,109.8)	$1,292.1	$1,310.8

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(millions, except per share amounts)	2020	2019

ASSETS
Current assets
Cash and cash equivalents	$1,260.2	$118.8
Accounts receivable, net	2,273.8	2,382.0
Inventories	1,285.2	1,081.6
Other current assets	298.2	295.2
Current assets of discontinued operations	-	950.8
Total current assets	5,117.4	4,828.4
Property, plant and equipment, net	3,124.9	3,228.3
Goodwill	6,006.9	5,569.1
Other intangible assets, net	2,977.0	2,927.5
Operating lease assets	423.8	466.7
Other assets	476.0	516.3
Long-term assets of discontinued operations	-	3,332.8
Total assets	$18,126.0	$20,869.1

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$17.3	$380.5
Accounts payable	1,160.6	1,075.3
Compensation and benefits	469.3	565.7
Income taxes	96.1	136.9
Other current liabilities	1,188.9	1,110.7
Current liabilities of discontinued operations	-	361.5
Total current liabilities	2,932.2	3,630.6
Long-term debt	6,669.3	5,973.1
Postretirement health care and pension benefits	1,226.2	1,084.4
Deferred income taxes	483.9	537.3
Operating lease liabilities	300.5	346.0
Other liabilities	312.4	269.8
Long-term liabilities of discontinued operations	-	302.1
Total liabilities	11,924.5	12,143.3
Commitments and contingencies (Note 16)

Equity (a)
Common stock	362.6	359.6
Additional paid-in capital	6,235.0	5,907.1
Retained earnings	8,243.0	9,993.7
Accumulated other comprehensive loss	(1,994.4)	(2,089.7)
Treasury stock	(6,679.7)	(5,485.4)
Total Ecolab shareholders’ equity	6,166.5	8,685.3
Noncontrolling interest	35.0	40.5
Total equity	6,201.5	8,725.8
Total liabilities and equity	$18,126.0	$20,869.1

(a)	Common stock, 800.0 shares authorized, $1.00 par value, 285.7 shares outstanding at December 31, 2020 and 288.4 shares outstanding at December 31, 2019. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2020	2019	2018

OPERATING ACTIVITIES
Net (loss) income including noncontrolling interest	($1,185.5)	$1,576.2	$1,440.3
Less: Net (loss) income from discontinued operations including noncontrolling interest	($2,170.3)	133.3	174.4
Net income from continuing operations including noncontrolling interest	$984.8	$1,442.9	$1,265.9
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	594.3	569.1	535.9
Amortization	218.4	206.2	194.5
Deferred income taxes	(45.8)	(22.1)	122.6
Share-based compensation expense	82.1	84.0	88.0
Pension and postretirement plan contributions	(70.7)	(186.0)	(60.0)
Pension and postretirement plan expense	42.0	22.6	25.7
Restructuring charges, net of cash paid	7.8	29.9	40.2
Debt refinancing	77.1	-	-
Other, net	61.0	17.6	19.1
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	155.6	(173.1)	(132.5)
Inventories	(179.5)	22.3	(100.5)
Other assets	42.3	(70.4)	(76.8)
Accounts payable	55.9	22.9	99.8
Other liabilities	(283.5)	80.8	(15.0)
Cash provided by operating activities - continuing operations	1,741.8	2,046.7	2,006.9
Cash provided by operating activities - discontinued operations	118.4	374.0	270.8
Cash provided by operating activities	1,860.2	2,420.7	2,277.7

INVESTING ACTIVITIES
Capital expenditures	(489.0)	(731.3)	(778.7)
Property and other assets sold	5.3	7.5	28.0
Acquisitions and investments in affiliates, net of cash acquired	(487.0)	(391.4)	(229.8)
Divestiture of businesses	116.2	6.8	9.2
Other, net	(3.2)	(21.2)	9.4
Cash used for investing activities - continuing operations	(857.7)	(1,129.6)	(961.9)
Cash provided by (used for) investing activities - discontinued operations	443.2	(69.5)	(68.1)
Cash used for investing activities	(414.5)	(1,199.1)	(1,030.0)

FINANCING ACTIVITIES
Net (repayments) issuances of commercial paper and notes payable	(65.5)	(252.0)	341.8
Long-term debt borrowings	1,855.9	-	-
Long-term debt repayments	(1,570.0)	(400.6)	(551.6)
Reacquired shares	(146.2)	(353.7)	(562.4)
Dividends paid	(560.8)	(552.9)	(494.8)
Exercise of employee stock options	241.5	186.8	114.5
Debt refinancing	(77.1)	-	-
Other, net	(18.0)	25.8	(18.9)
Cash used for financing activities - continuing operations	(340.2)	(1,346.6)	(1,171.4)
Cash used for financing activities - discontinued operations	(1.6)	(3.0)	(1.3)
Cash used for financing activities	(341.8)	(1,349.6)	(1,172.7)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30.1)	20.4	7.6

Increase (decrease) in cash, cash equivalents and restricted cash	1,073.8	(107.6)	82.6
Cash, cash equivalents and restricted cash, beginning of period - continuing operations (a)	118.8	243.2	163.3
Cash, cash equivalents and restricted cash, beginning of period - discontinued operations	67.6	50.8	48.1
Cash, cash equivalents and restricted cash, beginning of period (a)	186.4	294.0	211.4
Cash, cash equivalents and restricted cash, end of period - continuing operations (b)	1,260.2	118.8	243.2
Cash, cash equivalents and restricted cash, end of period - discontinued operations	-	67.6	50.8
Cash, cash equivalents and restricted cash, end of period (b)	$1,260.2	$186.4	$294.0

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$366.9	$337.4	$365.1
Net interest paid	262.5	189.4	206.4

Restricted cash is recorded in Other assets on the Consolidated Balance Sheet

(a)	Beginning of period 2020, 2019, and 2018 included restricted cash of $0.0, $179.3 and $0.0, respectively.
(b)	Restricted cash was $0.0, $0.0 and $179.3 as of December 31, 2020, 2019 and 2018, respectively.

Presentation of 2019 and 2018 cash flow has been conformed to the current year presentation. There was no change to cash provided by or (used for) operating activities, investing activities or financial activities.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(millions, except shares and per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2017	$354.7	$5,435.7	$8,011.6	($1,643.4)	($4,575.0)	$7,583.6	$70.2	$7,653.8

New accounting guidance adoption (a)			(43.6)			(43.6)		(43.6)
Net income			1,429.1			1,429.1	11.2	1,440.3
Comprehensive income (loss) activity				(118.3)		(118.3)	(1.1)	(119.4)
Cash dividends declared (b)			(487.6)			(487.6)	(22.7)	(510.3)
Changes in noncontrolling interests		(7.7)				(7.7)	(7.2)	(14.9)
Stock options and awards	2.3	205.2			2.5	210.0		210.0
Reacquired shares					(562.3)	(562.3)		(562.3)
Balance, December 31, 2018	357.0	5,633.2	8,909.5	(1,761.7)	(5,134.8)	8,003.2	50.4	8,053.6

New accounting guidance adoption (c)			58.4	(61.2)		(2.8)		(2.8)
Net income			1,558.9			1,558.9	17.3	1,576.2
Comprehensive income (loss) activity				(266.8)		(266.8)	(1.9)	(268.7)
Cash dividends declared (b)			(533.1)			(533.1)	(25.1)	(558.2)
Changes in noncontrolling interests		0.2				0.2	(0.2)	0.0
Stock options and awards	2.6	273.7			3.1	279.4		279.4
Reacquired shares					(353.7)	(353.7)		(353.7)
Balance, December 31, 2019	359.6	5,907.1	9,993.7	(2,089.7)	(5,485.4)	8,685.3	40.5	8,725.8

New accounting guidance adoption (d)			(4.3)			(4.3)		(4.3)
Net income			(1,205.1)			(1,205.1)	19.6	(1,185.5)
Comprehensive income (loss) activity				95.3		95.3	1.8	97.1
Cash dividends declared (b)			(541.3)			(541.3)	(21.0)	(562.3)
Separation of ChampionX		(8.5)			(1,051.4)	(1,059.9)	3.4	(1,056.5)
Changes in noncontrolling interests		17.6				17.6	(9.3)	8.3
Stock options and awards	3.0	318.8			3.3	325.1		325.1
Reacquired shares					(146.2)	(146.2)		(146.2)
Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

(a)	In 2018, upon adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory, the Company recorded an adjustment to retained earnings representing the write-off of income tax effects that had been deferred from past transactions and the recording of deferred tax assets which previously were not allowed to be recognized.
(b)	Dividends declared per common share were $1.89, $1.85 and $1.69 in 2020, 2019 and 2018, respectively.
(c)	In 2019, upon adoption of ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, the Company reclassified stranded tax effects resulting from the Tax Cut and Jobs Act from accumulated other comprehensive income to retained earnings. Also, upon adoption of ASU 2016-02, Leases (Topic 842), the Company has established right-of-use assets and lease liabilities for operating leases and the cumulative effect of applying the standard is recognized in retained earnings at the beginning of the period adopted.
(d)	In 2020, upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.

See Note 2 for additional information regarding adoption of new accounting standards.

COMMON STOCK ACTIVITY

	2020		2019		2018
	Common	Treasury	Common	Treasury	Common	Treasury
Year ended December 31	Stock	Stock	Stock	Stock	Stock	Stock
Shares, beginning of year	359,569,234	(71,159,472)	356,958,100	(69,243,979)	354,715,896	(65,393,098)
Stock options	2,577,231	35,122	2,220,815	41,575	1,833,004	38,679
Stock awards	406,978	40,122	390,319	29,173	409,200	18,481
Reacquired shares	-	(761,245)	-	(1,986,241)	-	(3,908,041)
Separation of ChampionX	-	(4,955,552)	-	-	-	-
Shares, end of year	362,553,443	(76,801,025)	359,569,234	(71,159,472)	356,958,100	(69,243,979)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Ecolab is a global leader in water, hygiene and infection prevention solutions and services that protect people and vital resources. The Company delivers comprehensive solutions, data-driven insights and personalized service to advance food safety, maintain clean and safe environments, optimize water and energy use and improve operational efficiencies and sustainability for customers in the food, healthcare, hospitality and industrial markets in more than 170 countries.

The Company’s cleaning and sanitizing programs and products and pest elimination services support customers in the foodservice, food and beverage processing, hospitality, healthcare, government and education, retail, textile care and commercial facilities management sectors. The Company’s products and technologies are also used in water treatment, pollution control, energy conservation, refining, primary metals manufacturing, papermaking, mining and other industrial processes.

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

As discussed in Note 5 Discontinued Operations, the ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company is reporting the historical results of ChampionX, including the results of operations and cash flows as discontinued operations, and the related assets and liabilities are classified as current assets of discontinued operations, long-term assets of discontinued operations, current liabilities of discontinued operations and long-term liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all prior year balances have been revised accordingly to reflect continuing operations only.

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, the Company created the Upstream and Downstream operating segments from the Global Energy operating segment, which was also a reportable segment. Subsequent to the separation of ChampionX, the Company no longer reports the Upstream Energy segment, which previously held the ChampionX business.

The Downstream operating segment has been aggregated into the Global Industrial reportable segment. Also, in the first quarter of 2020, the Company announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the Textile Care operating segment, which is now being reported in Other, had previously been aggregated in the Global Industrial reportable segment. The Company also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments.

The Company is aligned into three reportable segments: Global Industrial, Global Institutional & Specialty, and Global Healthcare & Life Sciences as discussed in Note 19 Operating Segments and Geographical Information. Operating segments that were not aggregated and do not exceed the quantitative criteria to be separately reported have been combined into Other.

2. SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries in which the Company has a controlling financial interest. Investments in companies, joint ventures or partnerships in which the Company does not have control but has the ability to exercise significant influence over operating and financial decisions, are reported using the equity method of accounting. The cost method of accounting is used in circumstances where the Company does not significantly influence the investee, and the investment has no readily determinable fair value. International subsidiaries are included in the financial statements on the basis of their U.S. GAAP November 30 fiscal year ends to facilitate the timely inclusion of such entities in the Company’s consolidated financial reporting. All intercompany transactions and profits are eliminated in consolidation.

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

Foreign Currency Translation

Financial position and reported results of operations of the Company’s non-U.S. dollar functional currency international subsidiaries are measured using local currencies as the functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect at each fiscal year end. The translation adjustments related to assets and liabilities that arise from changes in exchange rates from period to period are included in accumulated other comprehensive loss in shareholders’ equity. Income statement accounts are translated at average rates of exchange prevailing during the year. As discussed in Note 19 Operating Segments and Geographic Information, the Company evaluates its international operations based on fixed rates of exchange; however, changes in exchange rates from period to period impact the amount of reported income from consolidated operations.

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

Accounts Receivable - A large number of customers in diverse industries and geographies, as well as the practice of establishing reasonable credit lines, limits credit risk. Based on historical trends and experiences, the allowance for doubtful accounts is adequate to cover expected credit risk losses.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at the invoiced amounts, less an allowance for doubtful accounts, and generally do not bear interest. The Company’s allowance for doubtful accounts estimates the amount of expected future credit losses by analyzing accounts receivable balances by age and applying historical write-off and collection experience. The Company’s estimates separately considered macroeconomic trends and specific circumstances and credit conditions of customer receivables. Account balances are written off against the allowance when it is determined the receivable will not be recovered.

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $16 million, $17 million and $16 million as of December 31, 2020, 2019, and 2018, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

(millions)	2020	2019	2018

Beginning balance	$55.5	$52.4	$64.8
Adoption of new standard	4.3	-	-
Bad debt expense (a)	57.7	21.5	13.7
Write-offs	(31.6)	(19.1)	(19.7)
Other (b)	(1.6)	0.7	(6.4)
Ending balance	$84.3	$55.5	$52.4

(a)	Bad debt expense in 2020 reflects the impact of deteriorations and increased uncertainty in the macroeconomic outlook, primarily the Institutional customer base, as a result of the COVID-19 pandemic.
(b)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.

Inventory Valuations

Inventories are valued at the lower of cost or net realizable value. Certain U.S. inventory costs are determined on a last-in, first-out (“LIFO”) basis. LIFO inventories represented 26% and 33% of consolidated inventories as of December 31, 2020 and 2019, respectively. All other inventory costs are determined using either the average cost or first-in, first-out (“FIFO”) methods. Inventory values at FIFO, as shown in Note 6, approximate replacement cost.

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

Depreciation is charged to operations using the straight-line method over the assets’ estimated useful lives ranging from 5 to 40 years for buildings and leasehold improvements, 3 to 20 years for machinery and equipment, 3 to 20 years for merchandising and customer equipment and 3 to 7 years for capitalized software. The straight-line method of depreciation reflects an appropriate allocation of the cost of the assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. Depreciation expense was $594 million, $569 million and $536 million for 2020, 2019 and 2018, respectively.

Goodwill and Other Intangible Assets

Goodwill

Goodwill arises from the Company’s acquisitions and represents the amount of purchase consideration exchanged, at fair value, in excess of the fair value of acquired net assets. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of a goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit.

During the second quarter of 2020, the Company completed its annual goodwill impairment assessment for each of its eleven reporting units using discounted cash flow analyses that incorporated assumptions regarding future growth rates, terminal values, and discount rates. The Company’s goodwill impairment assessment for 2020 indicated the estimated fair values of each of its reporting units exceeded their respective carrying amounts by significant margins. Additionally, no events noted during the second half of 2020 indicated a need to update any of the Company’s analyses or conclusions reached in the second quarter of 2020 for any of its eleven reporting units. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company’s reportable segments are as follows:

		Global	Global
	Global	Institutional	Healthcare &	Global
(millions)	Industrial	& Specialty	Life Sciences	Energy	Other	Total
December 31, 2018	$2,730.8	$1,015.3	$-	$1,442.7	$205.3	$5,394.1
Segment change (a)	1,230.8	(597.5)	775.3	(1,442.7)	34.1	-
December 31, 2018 revised	$3,961.6	$417.8	$775.3	$-	$239.4	$5,394.1
Current year business combinations (b)	-	135.3	99.0		0.7	235.0
Prior year business combinations (c)	(0.2)	-	-		-	(0.2)
Effect of foreign currency translation	(37.7)	(4.9)	(14.9)		(2.3)	(59.8)
December 31, 2019	$3,923.7	$548.2	$859.4	$-	$237.8	$5,569.1
Current year business combinations (b)	275.7	-	-	-	-	275.7
Prior year business combinations (c)	-	-	0.6	-	-	0.6
Dispositions	(47.6)	-	-	-	-	(47.6)
Effect of foreign currency translation	136.1	15.9	49.8	-	7.3	209.1
December 31, 2020	$4,287.9	$564.1	$909.8	$-	$245.1	$6,006.9

(a)	Relates to reclassifications made as a result of changes in reportable segments during the first quarter of 2020. The ChampionX business was previously recorded in the Global Energy reportable segment and has been reported as discontinued operations. The goodwill that was previously assigned to the Global Energy reportable segment, which was also an operating segment and reporting unit, was reassigned to ChampionX and the Downstream operating segment, which both became separate reporting units during the first quarter of 2020, based on a relative fair value allocation. The Downstream operating segment is now aggregated into the Global Industrial reportable segment. In addition, the Company established the Global Healthcare & Life Sciences reportable segment during the first quarter of 2020 which is comprised of the Healthcare and Life Sciences operating segments, which were previously included in the Global Institutional and Global Industrial reportable segments, respectively. These were, and continue to be reporting units, therefore goodwill did not need to be reassigned as a result of the changes in segments. The Company also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. Refer to Note 19 for further information.
(b)	For 2020, the goodwill related to businesses acquired is not tax deductible. For 2019, $49.4 of the goodwill related to businesses acquired is expected to be tax deductible.
(c)	Represents purchase price allocation adjustments for acquisitions deemed preliminary as of the end of the prior year.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite life intangible asset. During the second quarter of 2020, the Company completed its annual impairment assessment of the Nalco trade name using the relief from royalty discounted cash flow method, which incorporates assumptions regarding future sales projections, royalty rates and discount rates. Based on this testing, the estimated fair value of the Nalco trade name exceeded its carrying amount by a significant margin; therefore, no adjustment to the $1.2 billion carrying amount of the Nalco trade name was necessary. Additionally, no events during the second half of 2020 indicated a need to update the Company’s conclusions reached during the second quarter of 2020. There has been no impairment of the Nalco trade name intangible asset since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business combinations. The fair value of intangible assets acquired in business combinations is estimated primarily using discounted cash flow methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of amortizable intangible assets was 14 years as of both December 31, 2020 and 2019.

The weighted-average useful life by type of amortizable asset at December 31, 2020 is as follows:

(years)

Customer relationships	14
Trademarks	14
Patents	15
Other technology	7

The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company evaluates the remaining useful life of its intangible assets subject to amortization each reporting period to determine whether events and circumstances warrant a change to the estimated remaining period of amortization. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset will be amortized prospectively over the revised remaining useful life. Total amortization expense related to other intangible assets during the last three years and future estimated amortization is as follows:

(millions)
2018	$ 193
2019	206
2020	219
2021	223
2022	219
2023	214
2024	207
2025	200

Long-Lived Assets

The Company reviews its long-lived and amortizable intangible assets for impairment when significant events or changes in business circumstances indicate that the carrying amount of the assets, or asset group to which it is assigned, may not be recoverable. Such circumstances may include a significant decrease in the market price of an asset or asset group, a significant adverse change in the manner in which the asset or asset group is being used or history of operating or cash flow losses associated with the use of an asset or asset group. Impairment losses could occur when the carrying amount of an asset or asset group exceeds the anticipated future undiscounted cash flows expected to result from the use of the asset or asset group and its eventual disposition. The amount of the impairment loss to be recorded, if any, is calculated by the excess of the asset’s or asset group’s carrying value over its fair value.

In addition, the Company periodically reassesses the estimated remaining useful lives of its long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization recorded in earnings. The Company has not experienced significant changes in the carrying amount or estimated remaining useful lives of its long-lived or amortizable intangible assets.

Rental and Leases

Change in Accounting Principle

The Company adopted Accounting Standards Codification Topic 842 Leases prospectively on January 1, 2019. The adoption changed the manner in which the Company accounts for leases. The accounting policy and Note 14 have been revised for the change on a prospective basis.

Lessee

The Company determines whether a lease exists at the inception of the arrangement. In assessing whether a contract is or contains a lease, the Company evaluates whether the arrangement conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company accounts for lease components separately from the nonlease components (e.g., common-area maintenance costs). Operating leases are recorded in operating lease assets, other current liabilities and operating lease liabilities in the Consolidated Balance Sheet.

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

Many of the Company’s leases include options to renew or cancel, which are at the Company’s sole discretion. Renewal terms can extend the lease term from one month to multiple years. The lease start date is when the asset is available for use and in possession of the Company. The lease end date, which includes any options to renew or cancel that are reasonably certain to be exercised, is based on the terms of the contract. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. The Company’s lease agreements do not contain any material restrictive covenants.

Lessor

The Company accounts for lease and nonlease components separately. The nonlease components, such as product and service revenue, are accounted for under Topic 606 Revenue from Contracts with Customers, refer to Note 18 for more information. Revenue from leasing equipment is recognized on a straight-line basis over the life of the lease. Cost of sales includes the depreciation expense for assets under operating leases. The assets are depreciated over their estimated useful lives. Initial lease terms range from one year to five years and most leases include renewal options.

Lease contracts convey the right for the customer to control the equipment for a period of time as defined by the contract. There are no options for the customer to purchase the equipment and therefore the equipment remains the property of the Company at the end of the lease term. See Note 14 for additional information regarding rental and leases.

Income Taxes

Income taxes are recognized during the period in which transactions enter into the determination of financial statement income, with deferred income taxes provided for the tax effect of temporary differences between the carrying amount of assets and liabilities and their tax bases. The Company records a valuation allowance to reduce its deferred tax assets when uncertainty regarding their realizability exists. Relevant factors in determining the realizability of deferred tax assets include historical results, sources of future taxable income, the expected timing of the reversal of temporary differences, tax planning strategies and the expiration dates of the various tax attributes. The Company records liabilities for income tax uncertainties in accordance with the U.S. GAAP recognition and measurement criteria guidance. The Company recognize interest and penalties related to income tax uncertainties in our income tax provision.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The Tax Act added many new provisions including changes to bonus depreciation, the deduction for executive compensation and interest expense, a tax on global intangible low taxed income (‘GILTI”), the base erosion anti abuse tax (‘BEAT”) and a deduction for foreign derived intangible income (‘FDII”). The Company has elected the period cost method and considers the estimated GILTI impact in tax expense beginning in 2018. See Note 13 for additional information regarding income taxes.

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

All excess tax benefits or deficiencies are recognized as discrete income tax items on the Consolidated Statement of Income. The extent of excess tax benefits is subject to variation in stock price and stock option exercises. See Note 12 for additional information regarding equity compensation plans.

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

Other Considerations

Contracts with customers may include multiple performance obligations. For contracts with multiple performance obligations, the consideration is allocated between products and services based on their stand-alone selling prices. Stand-alone selling prices are generally based on the prices charged to customers or using an expected cost plus margin. Judgment is used in determining the amount of service that is embedded within the Company’s contracts, which is based on the amount of time spent on the performance obligation activities. The level of effort, including the estimated margin that would be charged, is used to determine the amount of service revenue. Depending on the terms of the contract, the Company may defer the recognition of revenue when a future performance obligation has not yet occurred.

Taxes assessed by a governmental authority that are both imposed on, and concurrent with, a specific revenue-producing transaction, which are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight are recognized in cost of sales when control over the product has transferred to the customer.

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

The computations of the basic and diluted earnings attributable to Ecolab per share amounts were as follows:

(millions, except per share)	2020	2019	2018

Net income from continuing operations attributable to Ecolab	$967.4	$1,425.6	$1,250.3
Net (loss) income from discontinued operations	(2,172.5)	133.3	178.8
Net (loss) income attributable to Ecolab	($1,205.1)	$1,558.9	$1,429.1

Weighted-average common shares outstanding
Basic	287.0	288.1	288.6
Effect of dilutive stock options and units	3.3	4.4	4.2
Diluted	290.3	292.5	292.8

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 3.37	$ 4.95	$ 4.33
Discontinued operations	($ 7.57)	$ 0.46	$ 0.62
Earnings (loss) attributable to Ecolab	($ 4.20)	$ 5.41	$ 4.95
Diluted EPS
Continuing operations	$ 3.33	$ 4.87	$ 4.27
Discontinued operations	($ 7.48)	$ 0.46	$ 0.61
Earnings (loss) attributable to Ecolab	($ 4.15)	$ 5.33	$ 4.88

Anti-dilutive securities excluded from the computation of diluted EPS	1.9	1.1	2.9

Amounts do not necessarily sum due to rounding.

Assets Held for Sale

Assets and liabilities are classified as held for sale and presented separately on the balance sheet when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. The ChampionX business met the criteria to be held for sale immediately prior to the Separation. The ChampionX business was previously recorded in the Global Energy reportable segment, which became the Upstream Energy reportable segment beginning in 2020 and subsequently has been reported in discontinued operations. The assets and liabilities held for sale are recorded on the Company’s Consolidated Balance Sheet as current assets of discontinued operations, long-term assets of discontinued operations, current liabilities of discontinued operations and long-term liabilities of discontinued operations, respectively.

Discontinued Operations

Discontinued operations comprise those activities that were disposed of during the period or which were classified as held for sale at the end of the period and represent a strategic shift that has or will have a major effect on the Company’s operations and financial results. The ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on the Company’s operations and financial results. The ChampionX business is presented on the Consolidated Statement of Income as discontinued operations. Refer to Note 5, Discontinued Operations, for additional information.

Other Significant Accounting Policies

The following table includes a reference to additional significant accounting policies that are described in other notes to the financial statements, including the note number:

Policy	Note
Fair value measurements	8
Derivatives and hedging transactions	9
Share-based compensation	12
Research and development expenditures	15
Legal contingencies	16
Pension and post-retirement benefit plans	17
Reportable segments	19

New Accounting Pronouncements

Standards that are not yet adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

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

			January 1, 2021	The adoption of this standard will not have a significant impact on the Company's financial statements.

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	March 2020

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

January 1, 2020

Adoption of the standard did not impact the Company's consolidated balance sheet or income statement. Annual disclosure requirements have been updated to align with the new standard, and changes in disclosure was not material.

ASU 2017-04 - Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	January 2017

Simplifies subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.

January 1, 2020

The new standard changes the manner of how goodwill impairment losses are measured when the carrying amount of a reporting unit exceeds its fair value. Adoption of this standard impacted the financial statements to the extent the carrying amount of any of the Company's reporting units exceeds their fair values during future goodwill assessments.

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

3. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income included the following:

(millions)	2020	2019	2018
Cost of sales
Restructuring activities	$7.4	$20.4	$5.4
Acquisition and integration activities	3.9	7.6	(0.6)
COVID-19 activities, net	12.5	-	-
Other	24.4	10.5	-
Cost of sales subtotal	48.2	38.5	4.8

Special (gains) and charges
Restructuring activities	71.4	93.2	75.9
Acquisition and integration activities	8.5	5.6	8.8
Disposal and impairment activities	41.4	-	-
COVID-19 activities, net	23.6	-	-
Other	34.7	21.4	28.0
Special (gains) and charges subtotal	179.6	120.2	112.7

Operating income subtotal	227.8	158.7	117.5

Interest expense, net	83.8	0.2	0.3
Other (income) expense	0.4	9.5	-

Total special (gains) and charges	$312.0	$168.4	$117.8

For segment reporting purposes, special (gains) and charges are not allocated to reportable segments, which is consistent with the Company’s internal management reporting.

Restructuring Activities

Restructuring activities are primarily related to the Institutional Advancement Program and Accelerate 2020, both of which are described below. Restructuring activities have been included as a component of both cost of sales, special (gains) and charges and other (income) expense on the Consolidated Statement of Income. Restructuring liabilities have been classified as a component of other current and other noncurrent liabilities on the Consolidated Balance Sheet.

Institutional Advancement Program

During 2020, the Company approved a restructuring plan focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan, and expect that these restructuring charges will be completed by 2023, with total anticipated costs of $80 million ($60 million after tax). The costs are expected to be primarily cash expenditures for severance and facility closures. We also anticipate non-cash costs related to equipment disposals. We expect total program savings of approximately $50 million by the end of 2024. Actual costs may vary from these estimates depending on actions taken.

Certain activities contemplated in this Institutional Plan were previously approved in 2020 and included as part of Accelerate 2020 announced in 2018. These activities have been reclassified to the Institutional Plan. The Company recorded restructuring charges, including those reclassified from Accelerate 2020, of $35.2 million ($26.4 million after tax) primarily related to severance and costs to support the transition to the new sales structure. All of these charges are recorded within the Special (gains) and charges line on the Consolidated Statement of Income. The liability related to the Institutional Plan was $24.7 million as of December 31, 2020 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020 Activity
Recorded expense (income) and accrual	$25.6	$-	$9.6	$35.2
Net cash payments	(0.9)	-	(9.6)	(10.5)
Non-cash net charges	-	-	-	-
Effect of foreign currency translation	-	-	-	-
Restructuring liability, December 31, 2020	$24.7	$-	$-	$24.7

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and systems investments and organizational changes. The goal of the Plan is to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. In the third quarter of 2020, the Company expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. Following the establishment of the separate Institutional Program, the Company now expects that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax) over this period of time, when revised for continuing operations. The costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $41.8 million ($33.0 million after tax), $113.0 million ($86.5 million after tax) and $84.4 million ($64.3 million after tax) in 2020, 2019 and 2018, respectively, primarily related to severance. Of these expenses, $0.3 million ($0.2 million after tax) and $2.0 million ($1.5 million after tax) during 2020 and 2019, respectively, is recorded in other income expense and related to pension settlements and curtailments. The liability related to this Restructuring Plan was $71.8 million and $95.5 million as of December 31, 2020 and 2019, respectively. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. The Company has recorded $239.2 million ($183.8 million after tax) of cumulative restructuring charges under the Plan.

Restructuring activity related to the Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018 Activity
Recorded expense	$80.2	$-	$4.2	$84.4
Net cash payments	(22.2)	-	(1.1)	(23.3)
Non-cash charges	-	-	-	0.0
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2018	57.5	-	3.1	60.6

2019 Activity
Recorded expense	102.3	0.2	10.5	113.0
Net cash payments	(65.3)	1.2	(10.1)	(74.2)
Non-cash charges	-	(1.4)	(2.0)	(3.4)
Effect of foreign currency translation	(0.5)	-	-	(0.5)
Restructuring liability, December 31, 2019	94.0	-	1.5	95.5

2020 Activity
Recorded expense	29.5	7.8	4.5	41.8
Net cash payments	(56.8)	-	(1.0)	(57.8)
Non-cash charges	-	(7.8)	-	(7.8)
Effect of foreign currency translation	0.1	-	-	0.1
Restructuring liability, December 31, 2020	$66.8	$-	$5.0	$71.8

Other Restructuring Activities

During 2020, the Company incurred restructuring charges of $1.8 million ($1.2 million after tax) related to an immaterial restructuring plan. The charges are comprised of severance, asset disposals, and consulting fees. During 2019, net restructuring gains related to restructuring plans entered into prior to 2018 were $1.5 million ($1.1 million after tax). The gains recorded were due to finalizing estimates upon completion of projects. During 2018, the Company recorded restructuring charges of $3.1 million ($2.4 million after tax).

The restructuring liability balance for all other restructuring plans excluding Accelerate 2020 and the Institutional Plan was $5.9 million and $7.7 million as of December 31, 2020 and 2019, respectively. The reduction in liability was driven primarily by severance payments. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities. Cash payments during 2020 related to these restructuring plans were $2.7 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2020 include $8.5 million ($6.9 million after tax). Charges are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”), Bioquell, PLC (“Bioquell”) and the Laboratoires Anios (“Anios”) acquisition and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2020 include $3.9 million ($3.2 million after tax) and are related to recognition of fair value step-up in CID Lines inventory, severance and the closure of a facility. In conjunction with its acquisitions, the Company incurred $0.7 million ($0.6 million after tax) of interest expense in 2020.

During 2019, acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income in 2019 include $5.6 million ($4.1 million after tax). Charges are primarily related to the Bioquell and Anios acquisitions and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income in 2019 include $7.6 million ($5.6 million after tax) and are related to recognition of fair value step-up in the Bioquell inventory and facility closure costs. In conjunction with the acquisitions, the Company incurred $0.2 million ($0.1 million after tax) of interest expense in 2019.

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

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $41.4 million ($41.5 million after tax) in 2020. During 2020, the Company recorded a $28.6 million ($28.6 million after tax) impairment for a minority equity method investment due to the COVID-19 impact on the economic environment and the liquidity of the minority equity method investment. In addition, the Company recorded charges of $12.8 million ($12.9 million after tax) related to the disposal of Holchem Group Limited (“Holchem”) for the loss on sale and related transaction fees during 2020.

COVID-19

During 2020, the Company recorded charges of $57.1 million to protect the pay for certain employees directly impacted by the COVID-19 pandemic. In addition, the Company received subsidies and government assistance, which was recorded as a special (gain) of ($23.4) million during 2020. Finally, the Company recorded testing charges related to the COVID-19 pandemic of $2.4 million. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statement of Income. Total after tax net charges (gains) related to COVID-19 pandemic were $27.4 million.

Other

During 2020 and 2019, the Company recorded special charges of $24.4 million ($16.0 million after tax) and $10.5 million ($7.1 million after tax), respectively, recorded in product and equipment cost of sales on the Consolidated Statement of Income primarily related to a Healthcare product recall in Europe.

Other special charges of $34.7 million ($33.9 million after tax) recorded in 2020 and $21.4 million ($16.2 million after tax) recorded in 2019 relate primarily to legal charges for specific legal cases and a specific legal reserve, which are recorded in special (gains) and charges on the Consolidated Statement of Income. The Company also recorded a $7.2 million special charge related to the separation of ChampionX as a tax expense on the Consolidated Statement of Income.

During 2018, the Company recorded other special charges of $28.0 million ($21.2 million after tax) which primarily consisted of a $25.0 million ($18.9 million after tax) commitment to the Ecolab Foundation. Other charges, primarily litigation related charges, were minimal and have been included as a component of special (gains) and charges on the Consolidated Statement of Income.

Other (Income) Expense

During 2020 and 2019, the Company recorded other expense of $0.4 million ($0.3 million after tax) and $9.5 million ($7.2 million after tax) related to pension curtailments and settlements due to the ChampionX separation and Accelerate 2020 as discussed further above. These charges have been included as a component of other income expense on the Consolidated Statement of Income.

Interest Expense, net

During 2020, the Company recorded special charges of $83.1 million ($64.0 million after tax) in interest expense on the Consolidated Statement of Income related to debt refinancing charges. During 2020, 2019 and 2018, an immaterial amount of interest expense was also recorded due to acquisition and integration costs.

4. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition date. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration paid. Purchase consideration is reduced by the amount of cash or cash equivalents acquired. Acquisitions during 2020, 2019 and 2018 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented.

2020 Activity

CID Lines Acquisition

During 2020, the Company acquired CID Lines for total consideration of $506.9 million in cash. CID Lines had annualized pre-acquisition sales of approximately $110 million and is a leading global provider of livestock biosecurity and hygiene solutions based in Belgium.

The CID Lines acquisition has been accounted for as a business combination with the assets acquired and liabilities assumed recognized at fair value as of the acquisition date. Fair value measurement of certain carry over tax attributes, deferred income taxes, income tax uncertainties, and goodwill are not yet finalized and are subject to changes as the information necessary to complete the analyses is obtained and analyzed. Purchase accounting for this transaction is not yet complete pending finalization of certain estimated values. The amounts recorded reflect the Company’s best estimates as of December 31, 2020 and are subject to change.

The Company incurred certain transaction and integration costs associated with the acquisition that were expensed and are reflected in the Consolidated Statement of Income. Further information related to the Company’s special (gains) and charges is included in Note 3.

The following table summarizes the preliminary value of CID Lines assets acquired and liabilities assumed as of the acquisition date.

(millions)	2020
Tangible assets	$54.1
Identifiable intangible assets
Customer relationships	147.5
Trademarks	58.6
Acquired technologies and product registrations	47.7
Total assets acquired	307.9

Goodwill	275.7

Total liabilities	98.1
Net consideration transferred to sellers	$485.5

Tangible assets acquired primarily consist of accounts receivable of $30.3 million, property, plant and equipment of $7.3 million and inventory of $16.3 million. Liabilities assumed primarily consist of deferred tax liabilities of $64.8 million and current liabilities of $33.3 million. Identified intangible assets primarily consist of customer relationships, trademarks, and acquired technology and product registrations and are being amortized over average lives of 14, 14, and 16 years, respectively.

Goodwill of $275.7 million arising from the acquisition consists largely of the synergies and economies of scale expected through adding complementary geographies and innovative products to our Food and Beverage businesses. CID Lines became part of the Global Industrial reportable segment. None of the goodwill recognized from the acquisition is expected to be deductible for income tax purposes.

Other Acquisitions

Other than CID Lines, the Company did not close on any other business acquisitions during 2020.

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

The Company also acquired Lobster Ink, a leading provider of end-to-end online customer training solutions. This acquired business became part of the Global Institutional & Specialty reportable segment. The purchase price included an earn-out based on the achievement of a revenue threshold in any of the three fiscal years following the acquisition. The acquisition date fair value of the earn-out was reflected in the overall purchase consideration exchanged for the acquisition and recorded as contingent consideration. The earn-out has not yet been paid or settled and the contingent consideration liability is recorded within other liabilities as of December 31, 2020.

The Company also acquired Chemstar Corporation, a leading provider of cleaning and sanitizing products for the retail industry with a focus on cleaning chemicals and food safety. This acquired business became part of the Global Institutional & Specialty reportable segment.

The Company also acquired Gallay Medical & Scientific which sells, installs, and services medical equipment and associated chemistry primarily for hospitals, healthcare facilities, and dental clinics. The acquired business became part of the Global Healthcare & Life Sciences reportable segment.

Pre-acquisition sales for the businesses acquired in 2019 were $134 million.

Purchase accounting for these acquisitions was finalized in 2020 resulting in insignificant purchase price adjustments being recorded.

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

Acquisitions

The components of the cash paid for other acquisitions, excluding the CID Lines acquisition (as further disclosed above), for 2020, 2019 and 2018, are shown in the following table.

(millions)	2020	2019	2018
Net tangible assets (liabilities) acquired and equity method investments	$-	($8.0)	$30.1

Identifiable intangible assets
Customer relationships	-	115.7	101.5
Trademarks	-	24.1	3.9
Non-compete agreements	-	-	2.6
Other technology	-	48.9	6.5
Total intangible assets	-	188.7	114.5

Goodwill	-	234.8	81.9
Total aggregate purchase price	-	415.5	226.5

Acquisition-related liabilities and contingent considerations	-	(24.1)	(1.5)
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent considerations	$-	$391.4	$225.0

During 2020, the Company recorded purchase accounting adjustments associated with its 2019 acquisitions. As a result of these purchase accounting adjustments, the net intangible assets and goodwill recognized from these acquisitions increased by $0.9 million and $0.6 million, respectively. In conjunction with the finalization of its purchase accounting, the Company made $3.5 million of acquisition-related payments which primarily consisted of the release of holdback liabilities and payment of contingent consideration. The 2019 and 2018 acquisition-related liabilities primarily consist of holdback liabilities and contingent considerations.

The weighted average useful lives of identifiable intangible assets acquired were 14,12, and 13 years as of December 31, 2020, 2019 and 2018, respectively.

Dispositions

In the second quarter of 2020, the Company completed the sale of Holchem, a U.K. based supplier of hygiene and cleaning products and services for the food and beverage, foodservice and hospitality industries for total consideration of $106.6 million. Consideration consisted of $55.4 million of cash and the receipt of notes valued at $51.2 million from the acquirer. In the fourth quarter of 2020, all outstanding principal and interest on the notes was paid by the acquirer. After the recognition of transaction costs, the Company recognized an after-tax loss of $12.8 million, which was classified within special charges in the Consolidated Statement of Income. Annual sales of Holchem were approximately $55 million and were included in the Global Industrial reportable segment prior to disposition.

As discussed in Note 5, the ChampionX separation met the criteria to be reported as discontinued operations. No other dispositions were significant to the Company’s consolidated financial statements for 2020, 2019 or 2018.

Subsequent Event Activity

Subsequent to year end, the Company separately acquired European Institutional and Healthcare businesses. The aggregate purchase consideration paid for these two acquisitions was approximately $100 million. The acquisitions are not material to the Company’s consolidated financial statements individually or in the aggregate.

5. Discontinued Operations

On June 3, 2020, the Company effected the split-off of ChampionX through an offer to exchange (the “Exchange Offer”) all shares of ChampionX common stock owned by Ecolab for outstanding shares of Ecolab common stock. In the Exchange Offer, which was oversubscribed, the Company accepted approximately 5.0 million shares of Ecolab common stock in exchange for approximately 122.2 million shares of ChampionX common stock. In the Merger, each outstanding share of ChampionX common stock was converted into the right to receive one share of Apergy common stock, and ChampionX survived the Merger as a wholly owned subsidiary of ChampionX Corporation. In connection with and in accordance with the terms of the Transaction, prior to the consummation of the Exchange Offer and the Merger, ChampionX distributed $527.4 million in cash to Ecolab.

The following is a summary of the assets and liabilities transferred to ChampionX as part of the separation:

(millions)
Assets:
Cash and cash equivalent	$60.6
Current assets	810.5
Non-current assets	3,222.3
4,093.4
Liabilities:
Current liabilities	313.0
Non-current liabilities	293.7
606.7

Net assets distributed to ChampionX	($3,486.7)
Fair value of shares exchanged	1,051.4
Cash received from ChampionX	527.4
Consideration received less net assets	(1,907.9)

ChampionX cumulative translation adjustment ("CTA") write-off	(229.9)
Loss on separation	($2,137.8)

The Company accounted for this transaction as a sale and recognized a loss based on ChampionX net assets exceeding the effective proceeds.

As the sale of this business represented a strategic shift in the operations of the Company that had a major effect on the Company’s operations and results, the discontinued operations criteria were met for the ChampionX business. The historical financial results of the ChampionX business are reflected in the Company’s consolidated financial statements as discontinued operations, for all periods presented, and assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations.

Summarized results of the Company’s discontinued operations are as follows:

(millions)	2020	2019	2018

Product and equipment sales	$858.9	$2,109.9	$2,225.0
Service and lease sales	99.6	234.4	221.1
Net sales	958.5	2,344.3	2,446.1
Product and equipment cost of sales	621.7	1,488.9	1,567.9
Service and lease cost of sales	80.4	188.7	182.7
Cost of sales (including special charges)	702.1	1,677.6	1,750.6
Selling, general and administrative expenses	180.5	406.7	462.8
Special (gains) and charges	2,221.7	91.4	14.0
Operating (loss) income	(2,145.8)	168.6	218.7
Other (income) expense	0.3	0.7	-
Interest expense (income), net	0.2	0.5	1.2
(Loss) income before income taxes	(2,146.3)	167.4	217.5
Provision for income taxes	24.0	34.1	43.1
Net (loss) income including noncontrolling interest	(2,170.3)	133.3	174.4
Net (loss) income attributable to noncontrolling interest	2.2	-	(4.4)
Net (loss) income from discontinued operations, net of tax	($2,172.5)	$133.3	$178.8

Special (gains) and charges of $2,221.7 million, $91.4 million and $18.8 million in 2020, 2019 and 2018, respectively, primarily relate to the loss on sale, professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business. These charges have been included as a component of both cost of sales and special (gains) and charges in discontinued operations.

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

As of December 31, 2020, there were no assets or liabilities classified as discontinued operations.

In connection with the Transaction, the Company entered into agreements with ChampionX and Apergy to effect the separation and to provide a framework for the relationship following the separation, which included a Separation and Distribution Agreement, an Intellectual Property Matters Agreement, an Employee Matters Agreement, a Transition Services Agreement, and a Tax Matters Agreement. Transition services primarily involve the Company providing certain services to ChampionX related to general and administrative services for terms of up to 18 months following the separation. The amounts billed for transition services provided under the above agreements were $14.3 million during 2020.

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for 2020 were $99.7 million.

6. BALANCE SHEET INFORMATION

	December 31	December 31
(millions)	2020	2019
Accounts receivable, net
Accounts receivable	$2,358.1	$2,437.5
Allowance for doubtful accounts	(84.3)	(55.5)
Total	$2,273.8	$2,382.0

Inventories
Finished goods	$789.6	$668.5
Raw materials and parts	511.2	437.9
Inventories at FIFO cost	1,300.8	1,106.4
FIFO cost to LIFO cost difference	(15.6)	(24.8)
Total	$1,285.2	$1,081.6

Other current assets
Prepaid assets	$99.1	$101.8
Taxes receivable	168.6	107.0
Derivative assets	3.2	53.3
Other	27.3	33.1
Total	$298.2	$295.2

Property, plant and equipment, net
Land	$159.7	$158.9
Buildings and leasehold improvements	1,060.0	965.5
Machinery and equipment	1,830.1	1,701.7
Merchandising and customer equipment	2,691.0	2,742.9
Capitalized software	820.8	750.4
Construction in progress	219.8	348.1
	6,781.4	6,667.5
Accumulated depreciation	(3,656.5)	(3,439.2)
Total	$3,124.9	$3,228.3

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,530.9	2,378.9
Trademarks	348.0	285.2
Patents	492.5	459.0
Other technology	240.1	214.5
	3,611.5	3,337.6
Accumulated amortization
Customer relationships	(1,319.1)	(1,147.6)
Trademarks	(155.0)	(135.1)
Patents	(244.6)	(221.7)
Other technology	(145.8)	(135.7)
	(1,864.5)	(1,640.1)
Net intangible assets subject to amortization	1,747.0	1,697.5
Total	$2,977.0	$2,927.5

Other assets
Deferred income taxes	$163.2	$136.2
Pension	33.0	31.1
Derivative asset	-	25.4
Other	279.8	323.6
Total	$476.0	$516.3

	December 31	December 31
(millions)	2020	2019
Other current liabilities
Discounts and rebates	$304.1	$331.4
Dividends payable	137.2	135.6
Interest payable	51.7	40.9
Taxes payable, other than income	151.8	102.9
Derivative liabilities	25.8	5.2
Restructuring	98.1	98.5
Contract liability	80.4	76.7
Operating lease liabilities	125.6	122.1
Other	214.2	197.4
Total	$1,188.9	$1,110.7

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	($21.1)	($4.1)
Unrecognized pension and postretirement benefit expense, net of tax	(935.2)	(823.8)
Cumulative translation, net of tax	(1,038.1)	(1,261.8)
Total	($1,994.4)	($2,089.7)

7. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations, along with applicable interest rates as of December 31, 2020 and 2019:

	2020		2019
		Average		Average
	Carrying	Interest	Carrying	Interest
(millions)	Value	Rate	Value	Rate
Short-term debt
Commercial paper	$-	-%	$55.1	(0.30)%
Notes payable	15.5	7.07%	24.5	3.53%
Long-term debt, current maturities	1.8		300.9
Total	$17.3		$380.5

Line of Credit

As of December 31, 2020, the Company had in place a $2.0 billion multi-currency revolving credit facility which expires in November 2022. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of December 31, 2020 and 2019.

As of December 31, 2020, the Company had a $500 million 364-day revolving credit agreement which expires in April 2021. The credit agreement has been established with a diverse syndicate of banks and is to be used for general corporate purposes. There were no borrowings under the Company’s 364-day credit facility as of December 31, 2020.

Commercial Paper

The Company’s commercial paper program is used as a potential source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

As of December 31, 2019, the Company had $55.1 million (€50.0 million) of commercial paper outstanding under its Euro program. The Company had no outstanding commercial paper under its Euro or U.S. program as of December 31, 2020.

As of December 31, 2020, the Company’s short-term borrowing program was rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of December 31, 2020 and 2019, the Company had $15.5 million and $24.5 million, respectively, outstanding under these credit lines. Approximately $1,734 million and $1,378 million of these credit lines were available for use as of December 31, 2020 and 2019, respectively.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, along with applicable interest rates as of December 31, 2020 and 2019:

		2020				2019
			Stated	Effective		Stated	Effective
	Maturity	Carrying	Interest	Interest	Carrying	Interest	Interest
(millions)	by Year	Value	Rate	Rate	Value	Rate	Rate

Long-term debt
Public notes (2020 principal amount)
Five year 2015 senior notes ($300 million)	2020	-	-%	-%	300.0	2.25%	2.79%
Ten year 2011 senior notes ($1.02 billion)	2021	-	-%	-%	1,018.3	4.35%	4.43%
Five year 2017 senior notes ($500 million)	2022	498.6	2.38%	2.55%	497.8	2.38%	2.55%
Seven year 2016 senior notes ($400 million)	2023	399.0	3.25%	3.49%	398.5	3.25%	3.49%
Seven year 2016 senior notes (€575 million)	2024	682.0	1.00%	1.18%	628.4	1.00%	1.10%
Ten year 2015 senior notes (€575 million)	2025	682.9	2.63%	2.85%	630.0	2.63%	2.96%
Ten year 2016 senior notes ($750 million)	2026	745.3	2.70%	2.93%	744.5	2.70%	2.93%
Ten year 2017 senior notes ($500 million)	2027	496.0	3.25%	3.37%	495.4	3.25%	3.37%
Ten year 2020 senior notes ($750 million)	2030	765.2	4.80%	4.64%	-	-%	-%
Ten year 2020 senior notes ($600 million)	2031	594.4	1.30%	1.34%	-	-%	-%
Thirty year 2011 senior notes ($458 million)	2041	452.2	5.50%	5.56%	451.9	5.50%	5.56%
Thirty year 2016 senior notes ($250 million)	2046	246.4	3.70%	3.76%	246.2	3.70%	3.76%
Thirty year 2017 senior notes ($700 million)	2047	611.9	3.95%	4.16%	610.4	3.95%	4.15%
Thirty year 2020 senior notes ($500 million)	2050	490.1	2.13%	2.15%	-	-%	-%
Private note (2020 principal amount)
Series B private placement senior notes ($250 million)	2023	-	-%	-%	249.6	4.32%	4.36%
Finance lease obligations and other		7.1			3.0
Total debt		6,671.1			6,274.0
Long-term debt, current maturities		(1.8)			(300.9)
Total long-term debt		$6,669.3			$5,973.1

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

Private Note

In September 2020, the Company redeemed the private note at redemption prices that included accrued and unpaid interest and a make-whole premium.

Covenants and Future Maturities

The Company is in compliance with all covenants under the Company’s outstanding indebtedness at December 31, 2020.

As of December 31, 2020, the aggregate annual maturities of long-term debt for the next five years were:

(millions)
2021	$ 2
2022	502
2023	400
2024	683
2025	683

Net Interest Expense

Interest expense and interest income incurred during 2020, 2019 and 2018 were as follows:

(millions)	2020	2019	2018
Interest expense	$304.8	$214.4	$235.5
Interest income	(14.6)	(23.7)	(14.4)
Interest expense, net	$290.2	$190.7	$221.1

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

During 2020, the Company retired certain long-term debt, and incurred debt refinancing charges of $83.1 million ($64.0 million after tax), which are included as a component of interest expense, net on the Consolidated Statement of Income.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	December 31, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$15.5	$-	$15.5	$-

Liabilities
Foreign currency forward contracts	69.9	-	69.9	-

	December 31, 2019
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$83.9	$-	$83.9	$-

Liabilities
Foreign currency forward contracts	10.0	-	10.0	-

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

Contingent consideration liabilities are recognized and measured at fair value at the acquisition date and thereafter until paid or settled. Contingent consideration is classified within level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective earn-out. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration activities during 2020, 2019 and 2018 were not significant to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	December 31, 2020		December 31, 2019
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,671.2	$7,704.4	$6,274.0	$6,861.6

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

(millions)

	Derivative Assets		Derivative Liabilities
	December 31	December 31	December 31	December 31
(millions)	2020	2019	2020	2019
Derivatives designated as hedging instruments
Foreign currency forward contracts	$8.1	$67.4	$54.3	$2.1

Derivatives not designated as hedging instruments
Foreign currency forward contracts (a)	7.4	16.5	15.6	7.9
Gross value of derivatives	15.5	83.9	69.9	10.0

Gross amounts offset in the Consolidated Balance Sheet	(12.3)	(4.2)	(12.3)	(4.2)
Net value of derivatives	$3.2	$79.7	$57.6	$5.8

(a)	Foreign currency forward contract derivatives not designated as hedging instruments includes discontinued operations of $1.0 of derivative assets and $0.6 of derivative liabilities as of December 31, 2019.

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	December 31	December 31
(millions)	2020	2019

Foreign currency forward contracts (a)	$ 3,702	$ 4,004

(a)	Foreign currency forward contract notional values include discontinued operations of approximately $9 million as of December 31, 2019.

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

Net Investment Hedges

The Company designates its outstanding $1,365 million (€1,150 million as of year end 2020) senior notes (“euronotes”) and related accrued interest as a hedge of existing foreign currency exposures related to investments the Company has in certain euro denominated functional currency subsidiaries. Certain Euro commercial paper was also designated as a hedge of existing foreign currency exposures and matured in the third quarter of 2020 and fourth quarter of 2019. The revaluation gains and losses on the euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

(millions)	2020	2019	2018
Revaluation (losses) gains, net of tax	($87.7)	$31.4	$57.5

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	2020			2019			2018
(millions)	COS	SG&A	Interest	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	$10.1	($108.3)	$-	$15.4	$39.5	$-	($7.7)	$84.1	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	27.5	-	-	28.7	-	-	37.4
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(2.4)	-	-	(0.9)	-	-	(5.5)

Gain (loss) on derivatives in fair value hedging relationship:
Interest rate swaps
Hedged items	-	-	-	-	-	0.2	-	-	(4.0)
Derivatives designated as hedging instruments	-	-	-	-	-	(0.2)	-	-	4.0

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	(12.3)	-	-	30.0	(0.1)	-	25.1	5.3
Total gain (loss) of all derivative instruments	$10.1	($120.6)	$25.1	$15.4	$69.5	$27.7	($7.7)	$109.2	$37.2

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of $(2.5), $(5.1) and $(8.7) for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table provides other comprehensive income (loss) information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. See Note 9 for additional information related to the Company’s derivatives and hedging transactions. See Note 17 for additional information related to the Company’s pension and postretirement benefits activity.

(millions)	2020	2019	2018
Derivative and Hedging Instruments
Unrealized (losses) gains on derivative & hedging instruments
Amount recognized in AOCI	($93.3)	$78.1	$144.4
(Gains) losses reclassified from AOCI into income
COS	(10.1)	(15.4)	7.7
SG&A	108.3	(39.5)	(84.1)
Interest (income) expense, net	(25.1)	(27.8)	(31.9)
	73.1	(82.7)	(108.3)
Other activity	(0.3)	0.8	-
Tax impact	3.5	0.4	(7.7)
Net of tax	($17.0)	($3.4)	$28.4

Pension and Postretirement Benefits
Amount recognized in AOCI
Current period net actuarial loss and prior service costs	($189.9)	($326.3)	($56.5)
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	68.1	0.4	28.4
Pension and postretirement benefits changes	-	-	59.3
	(121.8)	(325.9)	31.2
Tax impact	43.7	74.3	(13.2)
Net of tax	($78.1)	($251.6)	$18.0

11. SHAREHOLDERS’ EQUITY

Authorized common stock, par value $1.00 per share, was 800 million shares at December 31, 2020, 2019 and 2018. Treasury stock is stated at cost. Dividends declared per share of common stock were $1.89 for 2020, $1.85 for 2019 and $1.69 for 2018.

The Company has 15 million shares, without par value, of authorized but unissued and undesignated preferred stock.

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million additional shares of its common stock, including shares to be repurchased under Rule 10b5-1. As of December 31, 2020, 6,239,946 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During 2020 and 2019, the Company reacquired 761,245 and 1,986,241 shares, respectively, of its common stock, of which 565,064 and 1,846,384, respectively, related to share repurchases through open market or private purchases, and 196,181 and 139,857, respectively, related to shares withheld for taxes on exercise of stock options and vesting of stock awards and units.

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

12. EQUITY COMPENSATION PLANS

The Company’s equity compensation plans provide for grants of stock options, performance-based restricted stock units (“PBRSUs”) and non-performance-based restricted stock units (“RSUs”) and restricted stock awards (“RSAs”). Common shares available for grant as of December 31, 2020, 2019 and 2018 were 8,644,262, 9,029,645 and 10,152,863, respectively. The Company generally issues authorized but previously unissued shares to satisfy stock option exercises and stock award vestings.

The Company’s annual long-term incentive share-based compensation program is made up of 50% stock options and 50% PBRSUs. The Company also periodically grants RSUs. Total compensation expense related to all share-based compensation plans was $81 million ($68 million net of tax benefit), $84 million ($70 million net of tax benefit) and $88 million ($73 million net of tax benefit) for 2020, 2019 and 2018, respectively. As of December 31, 2020, there was $120 million of total measured but unrecognized compensation expense related to non-vested share-based compensation arrangements granted under all of the Company’s plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

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

A summary of stock option activity and average exercise prices is as follows:

	2020		2019		2018
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price (a)	Options	Price (a)	Options	Price (a)
Outstanding, beginning of year	9,042,320	$ 121.72	10,516,633	$ 108.28	11,380,013	$ 95.76
Granted	931,750	220.95	879,862	184.31	1,202,314	158.23
Exercised	(2,733,130)	97.52	(2,270,374)	82.93	(1,942,192)	64.63
Canceled	(91,660)	166.67	(83,801)	143.08	(123,502)	127.02
Separation of ChampionX	(346,865)	126.37	-	-	-	-
Outstanding, end of year	6,802,415	$ 144.20	9,042,320	$ 121.72	10,516,633	$ 108.28
Exercisable, end of year	5,051,927	$ 125.08	7,048,422	$ 109.34	7,993,297	$ 97.13
Vested and expected to vest, end of year	6,697,614	$ 143.25

(a)	Represents weighted average price per share.

The total aggregate intrinsic value of options (the amount by which the stock price exceeded the exercise price of the option on the date of exercise) that were exercised during 2020, 2019 and 2018 was $299 million, $227 million and $161 million, respectively.

The total aggregate intrinsic value of options outstanding as of December 31, 2020 was $492 million, with a corresponding weighted-average remaining contractual life of 6.6 years. The total aggregate intrinsic value of options exercisable as of December 31, 2020 was $458 million, with a corresponding weighted-average remaining contractual life of 5.7 years. The total aggregate intrinsic value of options vested and expected to vest as of December 31, 2020 was $491 million, with a corresponding weighted-average remaining contractual life of 6.5 years.

The lattice (binomial) option-pricing model is used to estimate the fair value of options at grant date. The Company’s primary employee option grant occurs during the fourth quarter. The weighted-average grant-date fair value of options granted and the significant assumptions used in determining the underlying fair value of each option grant, on the date of grant were as follows:

	2020		2019		2018
Weighted-average grant-date fair value of options
granted at market prices	$ 44.16		$ 40.30		$ 37.34
Assumptions
Risk-free rate of return	0.5%		1.6%		2.8%
Expected life	6	years	6	years	6	years
Expected volatility	23.0%		23.0%		22.5%
Expected dividend yield	0.9%		1.0%		1.2%

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

A summary of non-vested PBRSUs and restricted stock activity is as follows:

	PBRSU	Grant Date	RSAs and	Grant Date
	Awards	Fair Value (a)	RSUs	Fair Value (a)
December 31, 2017	1,362,836	$ 115.24	249,402	$ 116.66
Granted	284,104	152.59	109,074	138.69
Vested / Earned	(324,561)	103.15	(92,032)	113.03
Canceled	(55,026)	114.25	(19,975)	115.05
December 31, 2018	1,267,353	$ 126.75	246,469	$ 127.09
Granted	207,704	178.20	102,941	177.38
Vested / Earned	(334,351)	114.38	(64,597)	119.08
Canceled	(23,808)	135.70	(19,300)	124.77
December 31, 2019	1,116,898	$ 139.83	265,513	$ 149.46
Granted	202,187	215.23	62,693	203.09
Vested / Earned	(333,676)	112.78	(81,150)	130.72
Canceled	(26,285)	157.32	(15,996)	162.51
Separation of ChampionX	(44,494)	142.10	(67,377)	161.82
December 31, 2020	914,630	$ 165.76	163,683	$ 172.92

(a)	Represents weighted average price per share.

13. INCOME TAXES

Income before income taxes consisted of:

(millions)	2020	2019	2018
United States (U.S.)	$100.5	$787.1	$690.1
International	1,060.9	944.4	897.0
Total	$1,161.4	$1,731.5	$1,587.1

The provision (benefit) for income taxes consisted of:

(millions)	2020	2019	2018
U.S. federal and state	($43.9)	$134.4	$105.1
International	259.8	176.3	93.5
Total current	215.9	310.7	198.6
U.S. federal and state	12.0	37.9	52.7
International	(51.3)	(60.0)	69.9
Total deferred	(39.3)	(22.1)	122.6
Provision for income taxes	$176.6	$288.6	$321.2

The Company’s overall net deferred tax assets and deferred tax liabilities were comprised of the following:

December 31 (millions)	2020	2019
Deferred tax assets
Pension and post-retirement benefits	$234.3	$207.4
Other accrued liabilities	154.7	127.5
Lease liability	95.5	104.8
Credit carryforwards	76.6	18.7
Loss carryforwards	63.4	48.0
Share-based compensation	44.8	55.0
Other, net	77.0	57.5
Valuation allowance	(45.3)	(24.5)
Total deferred tax assets	701.0	594.4
Deferred tax liabilities
Intangible assets	(598.9)	(569.9)
Property, plant and equipment	(317.8)	(258.1)
Lease asset	(95.4)	(105.2)
Other, net	(9.6)	(62.3)
Total deferred tax liabilities	(1,021.7)	(995.5)
Net deferred tax liabilities balance	($320.7)	($401.1)

As of December 31, 2020, the Company has tax effected federal, state and international net operating loss carryforwards of $0.1 million, $20.2 million and $43.1 million, respectively, which will be available to offset future taxable income. The federal and state loss carryforwards of $20.3 million expire from 2021 to 2041. The international loss carryforwards of $13.9 million expire from 2021 to 2041 and $29.2 million have no expiration. The tax loss carryforwards expiring in 2021 are not material.

Additionally, the Company has $76.6 million of credit carryforwards that are primarily related to foreign tax credits and various state credits. The foreign tax credit carryforwards of $57.7 million expire from 2028 to 2030 and the state credit carryforwards of $19.1 million expire from 2021 to 2028.

The Company has valuation allowances on certain deferred tax assets of $45.3 million and $24.5 million at December 31, 2020 and 2019, respectively. The increase in valuation allowance from year end 2019 to year end 2020 was primarily due to U.S. capital loss carryforwards and state tax attributes.

In 2020, the Company obtained tax benefits from tax holidays in two foreign jurisdictions, the Dominican Republic and Singapore. The Company received a permit of operation, which expires in July 2021, from the National Council of Free Zones of Exportation for the Dominican Republic. Companies operating under the Free Zones are not subject to income tax in the Dominican Republic on export income. The Company has a tax incentive awarded by the Singapore Economic Development Board. This incentive provides for a preferential 10% tax rate on certain headquarter income which expires in January 2021. The tax reduction as the result of the tax holidays for 2020 was $26.9 million ($0.09 per diluted share), 2019 was $29.2 million ($0.10 per diluted share) and 2018 was $25.6 million ($0.09 per diluted share). The Company is in the process of extending or mitigating the impact of the expiring tax holidays.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective income tax rate is as follows:

	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.4	1.8	1.2
Foreign operations	(1.3)	5.5	(15.5)
R&D credit	(1.1)	(1.0)	(1.0)
Change in valuation allowance	0.6	(8.2)	10.3
Excess stock benefits	(4.9)	(2.4)	(1.7)
One-time transition tax	-	(0.2)	4.2
Prior year adjustments	-	-	2.9
Other, net	0.5	0.2	(1.2)
Effective income tax rate	15.2%	16.7%	20.2%

The change in the Company’s effective income tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of the Company’s historical effective income tax rates, as amounts included in special (gains) and charges are derived from tax jurisdictions with rates that vary from the statutory U.S. rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of the Company’s effective income tax rate in the future.

The Company’s 2020 effective tax rate of 15.2% includes $57.9 million of net tax benefits on special (gains) and charges, and net tax benefits of $55.8 million associated with discrete items. During 2020, the Company recorded a discrete tax benefit of $57.3 million related to share-based compensation excess tax benefits. The extent of excess tax benefits is subject to variation in stock price and award exercises. The Company recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and the expiration of statutes of limitations which resulted in a $9.8 million tax benefit. Additionally, the Company recognized a net tax expense of $11.3 million primarily related to the filing of prior year federal, state and foreign tax returns and other income tax adjustments.

The Company’s 2019 effective tax rate of 16.7% includes $40.1 million of net tax benefits on special (gains) and charges, net tax benefits of $54.6 million associated with discrete tax items and $3.1 million of net benefit associated with updates to the one-time transition tax primarily due to the issuance of further technical guidance with respect to the Tax Act. During 2019, the Company recorded a discrete tax benefit of $42.3 million related to share-based compensation excess tax benefits. The Company recognized $15.6 million tax benefit related to changes in local tax law, which primarily includes $30.4 million benefit due to the passage of the Swiss Tax Reform and AHV Financing Act, a Swiss federal tax law, offset by a tax expense of $10.2 million due to the release of the final Treasury Regulation governing taxation of foreign dividends. The Company recorded changes in reserves in non-U.S. and U.S. jurisdictions due to audit settlements and statutes of limitations which resulted in a $13.8 million tax benefit. The Company finalized the 2015 and 2016 IRS audit in 2019, which resulted in a discrete tax expense of $11.0 million. The remaining discrete tax expense was primarily related to changes in estimates in non-U.S. jurisdictions.

The Company’s 2018 effective tax rate of 20.2% includes $66.0 million of net tax expense associated updates to the one-time transition tax primarily due to the issuance of further technical guidance with respect to the Tax Act, $29.0 million of net tax benefits on special (gains) and charges, and net tax benefits of $64.0 million associated with discrete tax items. During 2018, the Company recorded a discrete tax benefit of $27.7 million related to share-based compensation excess tax benefits. In addition, the Company recorded net discrete benefit of $39.5 million related to adjustments from filing the 2017 U.S. federal income tax return and IRS approved method change. Included within the 2018 provision for income taxes is $38.0 million of discrete charges recorded in the fourth quarter to correct immaterial errors in prior years. The remaining discrete expense was primarily related to changes in reserves, audit settlements, international and U.S. changes in estimates, and accounting for internal entity reorganization.

The Company continues to assert permanent reinvestment of the undistributed earnings of international affiliates unless the earnings can be remitted in a net income tax benefit or tax-neutral manner. If there are policy changes, the Company would record the applicable taxes in the period of change. Due to the complexity of the legal entity structure, the number of legal entities and jurisdictions involved, and the complexity of the laws and regulations, the Company believes it is not practicable to estimate the amount of additional taxes which may be payable upon distribution of these undistributed earnings. Accordingly, no deferred taxes have been provided for withholding taxes or other taxes on permanently reinvested earnings.

A reconciliation of the beginning and ending amount of gross liability for unrecognized tax benefits is as follows:

(millions)	2020	2019	2018
Balance at beginning of year	$27.0	$49.0	$60.6
Additions based on tax positions related to the current year	3.3	2.1	3.0
Additions for tax positions of prior years	-	1.0	2.0
Reductions for tax positions of prior years	(1.1)	(18.4)	(8.7)
Reductions for tax positions due to statute of limitations	(9.1)	(5.7)	(5.8)
Settlements	-	(0.6)	(0.8)
Foreign currency translation	0.6	(0.4)	(1.3)
Balance at end of year	$20.7	$27.0	$49.0

The total amount of unrecognized tax benefits, if recognized would affect the effective tax rate by $18.3 million as of December 31, 2020, $23.7 million as of December 31, 2019 and $35.6 million as of December 31, 2018.

The Company files U.S. federal income tax returns and income tax returns in various U.S. state and non- U.S. jurisdictions. With few exceptions, the Company is no longer subject to state and foreign income tax examinations by tax authorities for years before 2017. The IRS has completed examinations of the Company’s U.S. federal income tax returns through 2016, and the years 2017 and 2018 are currently under audit. In addition to the U.S. federal examination, there is ongoing audit activity in several U.S. state and foreign jurisdictions. The Company anticipates changes to uncertain tax positions due to closing of various audits and statutes closing on years mentioned above. The Company does not believe these changes will result in a material impact during the next twelve months. Decreases in the Company’s gross liability could result in offsets to other balance sheet accounts, cash payments, and adjustments to tax expense. The occurrence of these events and/or other events not included above within the next twelve months could change depending on a variety of factors.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. During 2020, 2019 and 2018 the Company released $2.0 million, $1.9 million and $1.2 million related to interest and penalties, respectively. The Company had $4.1 million, $6.1 million and $8.0 million of accrued interest, including minor amounts for penalties, at December 31, 2020, 2019, and 2018, respectively.

14. RENTALS AND LEASES

Lessee

The Company leases sales and administrative office facilities, distribution centers, research and manufacturing facilities, as well as vehicles and other equipment under operating leases. Certain of the Company’s lease arrangements are finance leases, which are immaterial individually and in the aggregate.

The Company’s operating lease cost was as follows:

(millions)	2020	2019
Operating lease cost*	$183.8	$179.8

*Includes immaterial short-term and variable lease costs

Future maturity of operating lease liabilities as of December 31, 2020 is as follows:

(millions)
2021	142
2022	110
2023	73
2024	44
2024	29
Thereafter	76
Total lease payments	474
Less: imputed interest	49
Present value of lease liabilities	$ 425

Total rental expense under the Company’s operating leases was $172 million in 2018.

The Company’s operating leases term and discount rate were as follows:

	December 31	December 31
	2020	2019

Weighted-average remaining lease terms (years)	5.52	5.83

Weighted-average discount rate	3.72%	4.00%

The Company’s other lease information was as follows:

	December 31	December 31
(millions)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$164.2	$159.0

Leased assets obtained in exchange for new operating lease liabilities	60.4	116.5

Lessor

The Company leases warewashing and water treatment equipment to customers under operating leases.

Gross assets under operating leases recorded in Property, plant and equipment, net is $1,190.3 million and $1,091.7 million, and related accumulated depreciation is $646.1 million and $606.7 million, as of December 31, 2020 and 2019, respectively.

The Company’s operating lease revenue was as follows:

(millions)	2020	2019
Operating lease revenue*	$356.3	$412.7

*Includes immaterial variable lease revenue

Revenue from operating leases for existing contracts as of December 31, 2020 is as follows:

(millions)
2021	331
2022	253
2023	191
2024	122
2024	49
Thereafter	14
Total lease revenue	$ 960

The Company mitigates the risk of residual value subsequent to the lease term by redeploying assets. As such, the Company expects to receive revenue from the operating lease assets through the remaining useful life and therefore subsequent to the initial contract termination date.

15. RESEARCH AND DEVELOPMENT EXPENDITURES

Research expenditures that relate to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such costs were $185 million in 2020, $190 million in 2019 and $193 million in 2018. The Company did not participate in any material customer sponsored research during any of the years.

16. COMMITMENTS AND CONTINGENCIES

The Company is subject to various claims and contingencies related to, among other things, workers’ compensation, general liability (including product liability), automobile claims, health care claims, environmental matters and lawsuits. The Company is also subject to various claims and contingencies related to income taxes, which are discussed in Note 13. The Company also has contractual obligations including to lease commitments, which are discussed in Note 14.

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

17. RETIREMENT PLANS

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

The non-qualified plans are not funded and the recorded benefit obligation for the non-qualified plans was $134 million and $127 million at December 31, 2020 and 2019, respectively. The measurement date used for determining the U.S. pension plan assets and obligations is December 31.

International plans are funded based on local country requirements. The measurement date used for determining the international pension plan assets and obligations is November 30, the fiscal year end of the Company’s international subsidiaries.

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

The following table sets forth financial information related to the Company’s pension and postretirement health care plans:

	U.S.		International		U.S. Postretirement
	Pension (a)		Pension		Health Care
(millions)	2020	2019	2020	2019	2020	2019
Accumulated benefit obligation, end of year	$2,728.4	$2,535.9	$1,759.8	$1,585.5	$172.4	$165.7
Projected benefit obligation
Projected benefit obligation, beginning of year	$2,562.5	$2,241.0	$1,667.6	$1,436.7	$165.7	$147.3
Service cost	68.4	72.8	30.8	30.2	1.2	1.4
Interest cost	70.3	89.0	22.3	31.2	4.4	5.6
Participant contributions	-	-	2.6	3.0	3.8	3.4
Curtailments and settlements	(0.6)	3.4	(34.3)	(18.6)	-	0.6
Plan amendments	-	-	(1.7)	0.1	-	-
Actuarial (gain) loss	241.8	336.4	83.6	235.8	12.2	22.2
Other events	-	-	0.3	0.6	-	-
Benefits paid	(214.0)	(180.1)	(39.6)	(37.6)	(14.9)	(14.8)
Foreign currency translation	-	-	102.6	(13.8)	-	-
Projected benefit obligation, end of year (b)	$2,728.4	$2,562.5	$1,834.2	$1,667.6	$172.4	$165.7

Plan assets
Fair value of plan assets, beginning of year	$2,292.9	$1,981.4	$1,027.1	$925.6	$6.1	$6.0
Actual returns on plan assets	281.3	366.9	87.7	110.5	0.8	1.1
Company contributions	13.3	129.0	41.3	43.3	13.7	13.8
Participant contributions	-	-	2.6	3.0	-	-
Curtailments and settlements	(0.6)	(4.3)	(25.7)	(17.6)	-	-
Benefits paid	(214.0)	(180.1)	(39.6)	(37.6)	(14.9)	(14.8)
Foreign currency translation	-	-	54.6	(0.1)	-	-
Fair value of plan assets, end of year (c)	$2,372.9	$2,292.9	$1,148.0	$1,027.1	$5.7	$6.1
Funded Status, end of year	($355.5)	($269.6)	($686.2)	($640.5)	($166.7)	($159.6)

Amounts recognized in the Consolidated Balance Sheet:
Other assets	$-	$-	$37.0	$31.1	$-	$-
Other current liabilities	(14.7)	(12.5)	(24.0)	(23.6)	(5.5)	(5.2)
Postretirement healthcare and pension benefits	(340.8)	(257.1)	(699.2)	(647.8)	(161.2)	(154.4)
Net liability	($355.5)	($269.6)	($686.2)	($640.3)	($166.7)	($159.6)

Amounts recognized in accumulated other comprehensive loss (income):
Unrecognized net actuarial loss (gain)	$691.3	$632.4	$595.6	$527.7	$1.3	($10.5)
Unrecognized net prior service costs (benefits)	(32.7)	(40.0)	(1.2)	0.6	-	(11.0)
Tax (benefit) expense	(165.1)	(149.1)	(151.9)	(129.6)	(2.0)	3.4
Accumulated other comprehensive loss (income), net of tax (d)	$493.5	$443.3	$442.5	$398.7	($0.7)	($18.1)

Change in accumulated other comprehensive loss (income):
Amortization of net actuarial (gain) loss	($51.8)	($23.5)	($29.5)	($17.3)	($0.1)	$4.1
Amortization of prior service costs	7.4	11.5	(0.2)	1.1	11.0	23.2
Current period net actuarial loss (gain)	113.3	119.0	66.4	185.8	11.9	21.4
Current period prior service costs	-	-	(1.7)	0.1	-	-
Curtailments and settlements	(2.7)	(1.5)	(2.2)	1.8	-	0.2
Tax (benefit) expense	(16.0)	(25.7)	(22.3)	(36.9)	(5.4)	(11.7)
Foreign currency translation	-	-	33.3	(5.2)	-	-
Other comprehensive loss (income)	$50.2	$79.8	$43.8	$129.4	$17.4	$37.2

(a)	Includes qualified and non-qualified plans
(b)	Projected benefit obligation includes discontinued operations of $5.3 as of December 31, 2019.
(c)	Fair value of the plan assets includes discontinued operations of $0.6 as of December 31, 2019.
(d)	Accumulated other comprehensive includes discontinued operations of $2.9 as of December 31, 2019.

Estimate amounts in accumulated other comprehensive loss expected to be reclassified to net period cost during 2021 are as follows:

			U.S. Post-
	U.S.	International	Retirement
(millions)	Pension (a)	Pension	Health Care
Net actuarial loss	$64.8	$28.5	$0.7
Net prior service benefits	(6.9)	(0.2)	-
Total	$57.9	$28.3	$0.7

(a)	Includes qualified and non-qualified plans.

Service cost is included with employee compensation cost in cost of sales and selling, general and administrative expenses in the Consolidated Statement of Income while all non-service components are included in other (income) expense in the Consolidated Statement of Income.

The aggregate projected benefit obligation, accumulated benefit obligation and fair value of pension plan assets for plans with accumulated benefit obligations in excess of plan assets were as follows:

December 31, (millions)	2020	2019
Aggregate projected benefit obligation (a)	$4,155.4	$3,970.3
Accumulated benefit obligation (b)	4,098.6	3,877.4
Fair value of plan assets (c)	3,085.2	3,040.5

(a)	Projected benefit obligation includes discontinued operations of $5.3 as of December 31, 2019.
(b)	Accumulated benefit obligation includes discontinued operations of $1.1 as of December 31, 2019.
(c)	Fair value of plan assets includes discontinued operations of $0.6 as of December 31, 2019.

These plans include the U.S. non-qualified pension plans which are not funded as well as the U.S. qualified pension plan. These plans also include various international pension plans which are funded consistent with local practices and requirements.

For the year ended December 31, 2020 and 2019, the most significant driver of the increases in benefit obligations for the plans was the higher actuarial losses experienced by the majority of the Company’s plans. The pension plans incurred actuarial losses primarily due to decreases in bond yields that resulted in decreases to many of the plans’ discount rates.

Net Periodic Benefit Costs and Plan Assumptions

Pension and postretirement health care benefits expense for the Company’s operations are as follows:

	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost	$68.4	$72.8	$74.5	$30.8	$30.2	$33.2	$1.2	$1.4	$2.7
Interest cost on benefit obligation	70.3	89.0	83.1	22.3	31.2	29.1	4.4	5.6	5.6
Expected return on plan assets	(152.9)	(149.5)	(161.9)	(63.9)	(59.9)	(63.2)	(0.4)	(0.4)	(0.4)
Recognition of net actuarial loss (gain)	51.9	23.6	39.0	26.1	16.3	17.2	0.1	(4.1)	(1.9)
Amortization of prior service benefit	(7.4)	(11.5)	(6.8)	(0.1)	(0.9)	(0.9)	(11.0)	(23.2)	(19.7)
Curtailments and settlements	2.5	9.1	-	2.2	(1.9)	2.3	-	0.3	-
Total expense (benefit) (b)	$32.8	$33.5	$27.9	$17.4	$15.0	$17.7	($5.7)	($20.4)	($13.7)

(a)	Includes qualified and non-qualified plans.
(b)	Service cost includes discontinued operations of $2.5, $7.8, and $7.1 for the years ended December 31, 2020, 2019, and 2018, respectively.

Plan Assumptions	U.S.			International			U.S. Postretirement
	Pension (a)			Pension			Health Care
(percent)	2020	2019	2018	2020	2019	2018	2020	2019	2018
Weighted-average actuarial assumptions
used to determine benefit obligations
as of year end:
Discount rate	2.48%	3.20%	4.34%	1.13%	1.52%	2.49%	2.37%	3.16%	4.29%
Projected salary increase	4.03	4.03	4.03	2.12	2.50	2.46
Weighted-average actuarial assumptions
used to determine net cost:
Interest credit rate for cash balance plans	1.81	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Discount rate	3.20	4.34	3.70	1.84	2.66	2.29	3.16	4.29	3.66
Expected return on plan assets	7.25	7.25	7.75	6.24	6.66	6.67	7.25	7.25	7.75
Projected salary increase	4.03	4.03	4.03	2.81	2.70	2.67

(a)	Includes qualified and non-qualified plans.

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

The expected long-term rate of return used for the U.S. plans is based on the pension plan’s asset mix. The Company considers expected long-term real returns on asset categories, expectations for inflation, and estimates of the impact of active management of the assets in determining the final rate to use. The Company also considers historical returns.

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

For postretirement benefit measurement purposes as of December 31, 2020, the annual rates of increase in the per capita cost of covered health care were assumed to be 8.00% for pre-65 costs and 10.75% for post-65 costs. The rates are assumed to decrease each year until they reach 5% in 2028 and remain at those levels thereafter. Health care costs for certain employees which are eligible for subsidy by the Company are limited by a cap on the subsidy.

During the second quarter of 2018, an amendment to eligibility requirements of the U.S. retiree death benefit plan was approved and communicated to all eligible participants. As a result of the approval and communication to the beneficiaries, the plan was remeasured, resulting in an $18.9 million ($14.4 million after tax), reduction of postretirement benefit obligations, with a corresponding impact to accumulated other comprehensive income. The re-measurement was completed using a discount rate of 4.36%. As a result of this action, the Company’s U.S. postretirement healthcare costs decreased by $4.5 million in 2018.

During the fourth quarter of 2018, the qualified U.S. pension plan was amended to allow unlimited lump sums for participants with the Final Average Pay benefit formula, effective with payments starting on or after June 1, 2019. This amendment allows participants to receive a lump sum benefit based on the present value of the accrued benefit at normal retirement age based on Internal Revenue Code Section 417(e) interest and mortality rates. As a result of this action, the U.S pension plan benefit obligation was reduced by $40.4 million with a corresponding impact to accumulated other comprehensive income.

Plan Asset Management

The Company’s U.S. investment strategy and policies are designed to maximize the possibility of having sufficient funds to meet the long-term liabilities of the qualified pension plan, while achieving a balance between the goals of asset growth of the qualified pension plan and keeping risk at a reasonable level. Current income is not a key goal of the policy.

The asset allocation position reflects the Company’s ability and willingness to accept relatively more short-term variability in the performance of the qualified pension plan asset portfolio in exchange for the expectation of better long-term returns, lower pension costs and better funded status in the long run. The qualified pension plan’s asset are diversified across a number of asset classes and securities. Selected individual portfolios within the asset classes may be undiversified while maintaining the diversified nature of total plan assets. The Company has no significant concentration of risk in its U.S. qualified pension plan assets.

Assets of funded retirement plans outside the U.S. are managed in each local jurisdiction and asset allocation strategy is set in accordance with local rules, regulations and practice. Therefore, no overall target asset allocation is presented. Although non-U.S. equity securities are all considered international for the Company, some equity securities are considered domestic for the local plan. The funds are invested in a variety of equities, bonds and real estate investments and, in some cases, the assets are managed by insurance companies which may offer a guaranteed rate of return. The Company has no significant concentration of risk in the assets of its international pension plans.

The fair value hierarchy is used to categorize investments measured at fair value in one of three levels in the fair value hierarchy. This categorization is based on the observability of the inputs used in valuing the investments. See Note 8 for definitions of these levels.

The fair value of the Company’s U.S. qualified pension plan assets are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$38.3	$-	$38.3	$13.2	$-	$13.2
Equity securities:
Large cap equity	610.0	-	610.0	785.9	-	785.9
Small cap equity	36.5	68.3	104.8	201.7	-	201.7
International equity	95.8	42.9	138.7	350.4	-	350.4
Fixed income:
Core fixed income	360.3	327.8	688.1	410.0	-	410.0
High-yield bonds	76.3	-	76.3	107.9	-	107.9
Emerging markets	-	55.6	55.6	41.7	-	41.7
Insurance company accounts	-	-	-	-	0.3	0.3
Total investments at fair value	1,217.2	494.6	1,711.8	1,910.8	0.3	1,911.1
Investments measured at NAV			666.9			387.9
Total	$1,217.2	$494.6	$2,378.7	$1,910.8	$0.3	$2,299.0

The Company had no level 3 assets as part of its U.S. qualified pension plan assets as of December 31, 2020 or 2019.

The allocation of the Company’s U.S. qualified pension plan assets plans are as follows:

	Target Asset
Asset Category	Allocation		Percentage
	Percentage		of Plan Assets

December 31	2020	2019	2020	2019

Cash	-%	-%	2%	1%
Equity securities:
Large cap equity	27	34	26	34
Small cap equity	4	9	4	8
International equity	16	15	15	15
Fixed income:
Core fixed income	30	18	29	18
High-yield bonds	4	5	3	5
Emerging markets	2	2	2	2
Other:
Real estate	6	6	7	7
Private equity	8	8	9	7
Distressed debt	3	3	3	3
Total	100%	100%	100%	100%

The fair value of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Fair Value as of			Fair Value as of
(millions)	December 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
Cash	$11.0	$-	$11.0	$7.7	$-	$7.7
Equity securities:
International equity	-	467.0	467.0	-	418.1	418.1
Fixed income:
Corporate bonds	9.1	218.6	227.7	8.2	207.6	215.8
Government bonds	6.8	241.9	248.7	12.6	215.8	228.4
Insurance company accounts	-	149.6	149.6	-	144.2	144.2
Total investments at fair value	26.9	1,077.1	1,104.0	28.5	985.7	1,014.2
Investments measured at NAV			44.0			12.9
Total	$26.9	$1,077.1	$1,148.0	$28.5	$985.7	$1,027.1

The Company had no level 3 assets as part of its international plan assets as of December 31, 2020 or 2019.

The allocation of plan assets of the Company’s international plan assets for its defined benefit pension plans are as follows:

	Percentage
Asset Category	of Plan Assets

December 31	2020	2019

Cash	1%	1%
Equity securities:
International equity	40	41
Fixed income:
Corporate bonds	20	21
Government bonds	22	22
Total fixed income	42	43
Other:
Insurance contracts	14	14
Debt securities	2	-
Real estate	1	1
Total	100%	100%

Cash Flows

As of year end 2020, the Company’s estimate of benefits expected to be paid in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter for the Company’s pension and postretirement health care benefit plans are as follows:

(millions)	All Plans
2021	$ 232
2022	262
2023	247
2024	253
2025	261
2026 - 2030	1,254

Depending on plan funding levels, the U.S. qualified pension plan provides certain terminating participants with an option to receive their pension benefits in the form of lump sum payments.

The Company is currently in compliance with all funding requirements of its U.S. pension and postretirement health care plans. The Company is required to fund certain international pension benefit plans in accordance with local legal requirements. There were no voluntary contributions made to its non-contributory qualified U.S. pension plan. In September of 2019, the Company made a voluntary contribution of $120 million to its non-contributory qualified U.S. pension plan. The Company estimates contributions to be made to its international plans will approximate $47 million in 2021.

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

The Company’s matching contributions are 100% vested immediately. The Company’s matching contribution expense was $72 million, $76 million and $72 million in 2020, 2019 and 2018, respectively.

18. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from cleaning, sanitizing, water and colloidal silica products. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and sold equipment is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Services provided in Other primary includes services designed to detect, eliminate and prevent pests. Services in the Global Industrial segment are associated with water treatment and paper process applications while Global Institutional & Specialty services include water treatment programs and process applications, and wash process solutions. Global Healthcare & Life Sciences services include pharmaceutical, personal care, infection and containment control solutions. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue for leased equipment is accounted for under Topic 842 Leases and recognized on a straight-line basis over the length of the lease contract. Refer to Note 14 for additional information related to lease equipment.

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

The following table shows principal activities, separated by reportable segments, from which the Company generates its revenue. The reportable segments have been revised to align with the Company’s reportable segments in the current year. Corporate segment includes sales to ChampionX under the Master Cross Supply and Product Transfer agreements entered into as part of the ChampionX Separation. For more information about the Company’s reportable segments, refer to Note 19.

Net sales at public exchange rates by reportable segment are as follows:

(millions)	2020	2019	2018
Global Industrial
Product and sold equipment	$5,052.3	$5,174.1	$4,992.8
Service and lease equipment	818.5	806.1	814.0
Global Institutional & Specialty
Product and sold equipment	2,968.7	3,701.9	3,673.5
Service and lease equipment	584.5	699.6	628.5
Global Healthcare & Life Sciences
Product and sold equipment	1,071.4	890.6	877.2
Service and lease equipment	110.5	82.2	62.3
Other
Product and sold equipment	274.5	362.4	360.1
Service and lease equipment	809.8	845.1	813.7
Corporate
Product and sold equipment	99.7	-	-
Service and lease equipment	0.3	-	-
Total
Total product and sold equipment	$9,466.6	$10,129.0	$9,903.6
Total service and lease equipment	2,323.6	2,433.0	2,318.5

Net sales at public exchange rates by geographic region are as follows:

	Global Industrial			Global Institutional & Specialty
(millions)	2020	2019	2018	2020	2019	2018

United States	$2,564.3	$2,668.1	$2,564.9	$2,400.4	$3,021.3	$2,899.0
Europe	1,262.6	1,204.2	1,147.9	510.3	622.3	654.0
Asia Pacific	747.2	774.3	752.4	203.9	235.7	235.0
Latin America	491.7	525.8	512.1	128.3	162.2	161.5
Greater China	333.0	325.4	340.9	114.9	119.4	112.8
Canada	157.9	163.4	167.8	155.6	188.4	187.1
India, Middle East and Africa ("IMEA")	314.1	319.0	320.8	39.8	52.2	52.6
Total	$5,870.8	$5,980.2	$5,806.8	$3,553.2	$4,401.5	$4,302.0

	Global Healthcare & Life Sciences			Other
(millions)	2020	2019	2018	2020	2019	2018

United States	$432.6	$410.3	$395.7	$645.7	$710.8	$676.4
Europe	643.6	513.8	506.4	228.8	268.4	272.1
Asia Pacific	69.8	22.5	12.3	64.8	74.5	77.5
Latin America	6.1	4.5	4.1	50.3	50.2	49.4
Greater China	3.6	2.0	1.4	63.4	66.5	59.4
Canada	6.4	5.2	5.7	16.9	19.1	21.0
IMEA	19.8	14.5	13.9	14.4	18.0	18.0
Total	$1,181.9	$972.8	$939.5	$1,084.3	$1,207.5	$1,173.8

	Corporate
(millions)	2020	2019	2018

United States	$75.2	$-	$-
Europe	4.8	-	-
Asia Pacific	2.8	-	-
Latin America	13.1	-	-
Greater China	0.9	-	-
Canada	0.7	-	-
IMEA	2.5	-	-
Total	$100.0	$-	$-

Net sales by geographic region were determined based on origin of sale. There were no sales from a single foreign country or individual customer that were material to the Company’s consolidated net sales. Sales of warewashing products were approximately 11%, 13%, and 13% of consolidated net sales in 2020, 2019 and 2018, respectively.

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

	December 31	December 31
(millions)	2020	2019

Contract liability as of beginning of the year	$76.7	$67.7

Revenue recognized in the year from:
Amounts included in the contract liability at the beginning of the year	(76.7)	(67.7)

Increases due to billings excluding amounts recognized as revenue during the year ended	79.8	70.2
Business combinations	0.6	6.5

Contract liability as of end of period	$80.4	$76.7

19. OPERATING SEGMENTS AND GEOGRAPHIC INFORMATION

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

Comparability of Reportable Segments

Effective in the first quarter of 2020, and in anticipation of the separation of the Upstream Energy business, the Company created the Upstream and Downstream operating segments and reporting units from the Global Energy operating segment and reporting unit, which was also a reportable segment. The Downstream operating segment, which was previously included in the Global Energy reportable segment has been aggregated into the Global Industrial reportable segment. The table below reflects the elimination of the Global Energy reportable segment and creation of the Downstream operating segment. Also, in the first quarter of 2020, the Company announced leadership changes which allow for shared oversight and focus on the Healthcare and Life Sciences operating segments and established the Global Healthcare & Life Sciences reportable segment. This segment is comprised of the Healthcare operating segment which was previously aggregated in the Global Institutional reportable segment and the Life Sciences operating segment which was previously aggregated in the Global Industrial reportable segment. Additionally, the table reflects the Textile Care operating segment being reported in Other, which had previously been aggregated in the Global Industrial reportable segment. The Company also renamed the Global Institutional reportable segment to the Global Institutional & Specialty reportable segment. The Company made other immaterial changes, including the movement of certain customers and cost allocations between reportable segments. These changes are reflected in the “Segment Change” column in the table below.

Subsequent to the separation of ChampionX, the Company no longer reports the Upstream Energy segment, which is reflected in discontinued operations.

The Company’s eleven operating segments are aggregated as follows:

Global Industrial

Includes the Water, Food & Beverage, Paper, and Downstream operating segments. It provides water treatment and process applications, and cleaning and sanitizing solutions primarily to large industrial customers within the manufacturing, food and beverage processing, transportation, chemical, primary metals and mining, power generation, pulp and paper, commercial laundry, global petroleum and petrochemical industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Institutional & Specialty

Includes the Institutional and Specialty operating segments. It provides specialized cleaning and sanitizing products to the foodservice, hospitality, lodging, government and education and retail industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Global Healthcare & Life Sciences

Includes the Healthcare and Life Sciences operating segments. It provides specialized cleaning and sanitizing products to the healthcare, personal care and pharmaceutical industries. The underlying operating segments exhibit similar manufacturing processes, distribution methods and economic characteristics.

Other

Includes the Pest Elimination operating segment which provides services to detect, eliminate and prevent pests, such as rodents and insects, the CTG operating segment which produces and sells colloidal silica, which is comprised of nano-sized particles of silica in water used primarily for binding and polishing applications and the Textile Care operating segment which provides products and services that manage the entire wash process through custom designed programs, premium products, dispensing equipment, water and energy management and reduction, and real time data management.

Corporate

Consistent with the Company’s internal management reporting, Corporate amounts in the table above include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction, as discussed in Note 5. Corporate also includes intangible asset amortization specifically from the Nalco merger and special (gains) and charges, as discussed in Note 3, that are not allocated to the Company’s reportable segments.

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminate the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management for 2020 and have been updated from the 2019 rates reflected in the Company’s 2019 Form 10-K. The “Other” column in the table reflects immaterial changes between segments, primarily cost allocations. Further information related to the Company’s special (gains) and charges is included in Note 3.

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

The impact of the preceding changes on previously reported full year 2019 and 2018 reportable segment net sales and operating income is summarized as follows:

	December 31, 2019
					Discontinued
	2019 Reported		Fixed	2019 Reported	Operations and	2019 Revised
	Valued at 2019	Segment	Currency	Valued at 2020	Related Allocation	Valued at 2020
(millions)	Management Rates	Change	Rate Change	Management Rates	Charges	Management Rates
Net Sales
Global Industrial	$5,569.9	$479.2	$(52.7)	$5,996.4	$(1.8)	$5,994.6
Global Institutional & Specialty	5,235.5	(800.1)	(23.3)	4,412.1	-	4,412.1
Global Healthcare & Life Sciences	-	991.7	(12.7)	979.0	-	979.0
Upstream Energy	-	2,350.0	2.9	2,352.9	(2,352.9)	-
Global Energy	3,334.0	(3,334.0)	-	-	-	-
Other	907.5	313.2	(9.0)	1,211.7	-	1,211.7
Subtotal at fixed currency rates	15,046.9	-	(94.8)	14,952.1	(2,354.7)	12,597.4
Effect of foreign currency translation	(140.6)	-	94.8	(45.8)	10.4	(35.4)
Consolidated reported GAAP net sales	$14,906.3	$-	$-	$14,906.3	$(2,344.3)	$12,562.0

Operating Income
Global Industrial	$854.7	$133.4	$(7.5)	$980.6	$(77.9)	$902.7
Global Institutional & Specialty	1,042.2	(93.4)	(1.5)	947.3	(7.5)	939.8
Global Healthcare & Life Sciences	-	136.7	(1.6)	135.1	(10.6)	124.5
Upstream Energy	-	188.2	(0.3)	187.9	(187.9)	-
Global Energy	379.1	(379.1)	-	-	-	-
Other	167.3	14.2	(0.9)	180.6	(13.6)	167.0
Corporate	(409.1)	-	1.2	(407.9)	128.2	(279.7)
Subtotal at fixed currency rates	2,034.2	-	(10.6)	2,023.6	(169.3)	1,854.3
Effect of foreign currency translation	(20.4)	-	10.6	(9.8)	0.7	(9.1)
Consolidated reported GAAP operating income	$2,013.8	$-	$-	$2,013.8	$(168.6)	$1,845.2

r
	December 31, 2018
					Discontinued
	2018 Reported		Fixed	2018 Reported	Operations and	2018 Revised
	Valued at 2019	Segment	Currency	Valued at 2020	Related Allocation	Valued at 2020
(millions)	Management Rates	Change	Rate Change	Management Rates	Charges	Management Rates
Net Sales
Global Industrial	$5,220.2	$520.9	($50.8)	$5,690.3	($1.8)	$5,688.5
Global Institutional & Specialty	5,066.0	(788.3)	(22.5)	4,255.2	-	4,255.2
Global Healthcare & Life Sciences	-	928.2	(12.5)	915.7	-	915.7
Upstream Energy	-	2,419.8	2.5	2,422.3	(2,422.3)	-
Global Energy	3,388.8	(3,388.8)	-	-	-	-
Other	855.7	308.2	(8.6)	1,155.3	-	1,155.3
Subtotal at fixed currency rates	14,530.7	-	(91.9)	14,438.8	(2,424.1)	12,014.7
Effect of foreign currency translation	137.5	-	91.9	229.4	(22.0)	207.4
Consolidated reported GAAP net sales	$14,668.2	$-	$-	$14,668.2	($2,446.1)	$12,222.1

Operating Income
Global Industrial	$724.4	$116.2	($6.6)	$834.0	($80.3)	$753.7
Global Institutional & Specialty	1,007.3	(100.8)	(1.5)	905.0	(3.5)	901.5
Global Healthcare & Life Sciences	-	136.8	(1.7)	135.1	(10.7)	124.4
Upstream Energy	-	170.7	1.6	172.3	(172.3)	-
Global Energy	338.5	(338.5)	-	-	-	-
Other	160.0	15.6	(1.0)	174.6	(10.6)	164.0
Corporate	(303.6)	-	0.9	(302.7)	60.9	(241.8)
Subtotal at fixed currency rates	1,926.6	-	(8.3)	1,918.3	(216.5)	1,701.8
Effect of foreign currency translation	20.4	-	8.3	28.7	(2.2)	26.5
Consolidated reported GAAP operating income	$1,947.0	$-	$-	$1,947.0	($218.7)	$1,728.3

Reportable Segment Information

Financial information for each of the Company’s reportable segments is as follows:

	Net Sales			Operating Income (Loss)
(millions)	2020	2019	2018	2020	2019	2018

Global Industrial	$5,959.9	$5,994.6	$5,688.5	$1,106.0	$902.7	$753.7
Global Institutional & Specialty	3,577.2	4,412.1	4,255.2	321.9	939.8	901.5
Global Healthcare & Life Sciences	1,189.1	979.0	915.7	207.6	124.5	124.4
Other	1,093.3	1,211.7	1,155.3	131.5	167.0	164.0
Corporate	102.4	-	-	(347.5)	(279.7)	(241.8)
Subtotal at fixed currency	11,921.9	12,597.4	12,014.7	1,419.5	1,854.3	1,701.8
Effect of foreign currency translation	(131.7)	(35.4)	207.4	(23.8)	(9.1)	26.5
Consolidated	$11,790.2	$12,562.0	$12,222.1	$1,395.7	$1,845.2	$1,728.3

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

Geographic Information

Long-lived assets at public exchange rates by geographic region are as follows:

	Long-Lived Assets, net

(millions)	2020	2019
United States	$6,739.4	$6,990.8
Europe	3,062.0	2,515.2
Asia Pacific, excluding Greater China	846.1	831.1
Latin America	443.0	469.9
IMEA	178.5	177.2
Canada	89.3	93.9
Greater China	1,226.5	1,163.1
Total	$12,584.8	$12,241.2

Geographic data for long-lived assets is based on physical location of those assets. Refer to Note 18 for net sales by geographic region.

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
2020
Net sales	$3,020.6	$2,685.7	$3,018.6	$3,065.3	$11,790.2
Operating expenses
Cost of sales (a)	1,720.2	1,635.7	1,769.6	1,780.3	6,905.8
Selling, general and administrative expenses	908.3	788.6	802.6	809.6	3,309.1
Special (gains) and charges	15.9	69.4	35.0	59.3	179.6
Operating income	376.2	192.0	411.4	416.1	1,395.7
Other (income) expense (a)	(15.4)	(15.1)	(15.1)	(10.3)	(55.9)
Interest expense, net (a)	48.3	58.7	134.8	48.4	290.2
Income before income taxes	343.3	148.4	291.7	378.0	1,161.4
Provision for income taxes	47.0	14.1	42.4	73.1	176.6
Net income from continuing operations, including noncontrolling interest	296.3	134.3	249.3	304.9	984.8
Net income from continuing operations attributable to noncontrolling interest	4.3	5.4	3.1	4.6	17.4
Net income from continuing operations attributable to Ecolab	292.0	128.9	246.2	300.3	967.4
Net income (loss) from discontinued operations, net of tax (b)	(8.6)	(2,163.9)	-	-	(2,172.5)
Net income (loss) attributable to Ecolab	$283.4	($2,035.0)	$246.2	$300.3	($1,205.1)

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 1.01	$ 0.45	$ 0.86	$ 1.05	$ 3.37
Discontinued operations	($ 0.03)	($ 7.51)	$ -	$ -	($ 7.57)
Earnings (loss) attributable to Ecolab	$ 0.98	($ 7.06)	$ 0.86	$ 1.05	($ 4.20)
Diluted
Continuing operations	$ 1.00	$ 0.44	$ 0.85	$ 1.04	$ 3.33
Discontinued operations	($ 0.03)	($ 7.42)	$ -	$ -	($ 7.48)
Earnings (loss) attributable to Ecolab	$ 0.97	($ 6.98)	$ 0.85	$ 1.04	($ 4.15)
Weighted-average common shares outstanding
Basic	288.8	288.2	285.4	285.6	287.0
Diluted	292.6	291.5	288.4	288.7	290.3

2019
Net sales	$2,924.7	$3,169.1	$3,224.0	$3,244.2	$12,562.0
Operating expenses
Cost of sales (a)	1,675.5	1,780.3	1,780.9	1,809.1	7,045.8
Selling, general and administrative expenses	896.1	900.0	869.2	885.5	3,550.8
Special (gains) and charges	39.5	24.4	24.9	31.4	120.2
Operating income	313.6	464.4	549.0	518.2	1,845.2
Other (income) expense	(21.2)	(20.9)	(20.8)	(14.1)	(77.0)
Interest expense, net (a)	49.3	49.2	46.1	46.1	190.7
Income before income taxes	285.5	436.1	523.7	486.2	1,731.5
Provision for income taxes	29.9	88.8	83.4	86.5	288.6
Net income from continuing operations, including noncontrolling interest	255.6	347.3	440.3	399.7	1,442.9
Net income from continuing operations attributable to noncontrolling interest	4.0	3.9	4.4	5.0	17.3
Net income from continuing operations attributable to Ecolab	251.6	343.4	435.9	394.7	1,425.6
Net income from discontinued operations, net of tax (b)	44.9	25.2	28.3	34.9	133.3
Net income attributable to Ecolab	$296.5	$368.6	$464.2	$429.6	$1,558.9

	First	Second	Third	Fourth
(millions, except per share)	Quarter	Quarter	Quarter	Quarter	Year
Earnings attributable to Ecolab per common share
Basic
Continuing operations	$ 0.87	$ 1.19	$ 1.51	$ 1.37	$ 4.95
Discontinued operations	$ 0.16	$ 0.09	$ 0.10	$ 0.12	$ 0.46
Earnings attributable to Ecolab	$ 1.03	$ 1.28	$ 1.61	$ 1.49	$ 5.41
Diluted
Continuing operations	$ 0.86	$ 1.18	$ 1.49	$ 1.35	$ 4.87
Discontinued operations	$ 0.15	$ 0.09	$ 0.10	$ 0.12	$ 0.46
Earnings attributable to Ecolab	$ 1.01	$ 1.26	$ 1.59	$ 1.47	$ 5.33
Weighted-average common shares outstanding
Basic	288.2	287.6	288.1	288.3	288.1
Diluted	292.3	292.1	292.8	292.6	292.5

Per share amounts do not necessarily sum due to changes in the calculation of shares outstanding for each discrete period and rounding. Gross profit is calculated as net sales minus cost of sales. As discussed in Note 5, the ChampionX separation met the criteria to be reported as discontinued operations and prior periods have been conformed to current period presentation.

(a)	Cost of sales includes special charges of $9.1, $27.0, $9.5 and $2.6 in Q1, Q2, Q3 and Q4 of 2020, respectively and $3.6, $7.8, $11.4 and $15.7 in Q1, Q2, Q3 and Q4 of 2019, respectively. Other (income) expense includes special charges of $0.4 and $9.5 in Q4 of 2020 and 2019, respectively. Net interest expense includes special charges of $0.7 and $83.1 in Q2 and Q3 of 2020, respectively and $0.2 in Q1 of 2019.
(b)	Net income from discontinued operations, net of tax includes noncontrolling interest of $2.5 and ($0.3) in Q1 and Q2 of 2020, respectively and $(0.1), ($0.3), $0.7 and $(0.3) in Q1, Q2, Q3 and Q4 of 2019, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Their report, and our management reports, can be found in Item 8 of Part II of this Form 10-K.

During the period October 1 - December 31, 2020 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation.

Information appearing under the following headings of the Proxy Statement is incorporated herein by reference:

●	Director Compensation for 2020
●	Compensation Risk Analysis
●	Compensation Committee Interlocks and Insider Participation
●	Compensation Committee Report
●	Compensation Discussion and Analysis
●	Summary Compensation Table for 2020
●	Grants of Plan-Based Awards for 2020
●	Outstanding Equity Awards at Fiscal Year End for 2020
●	Option Exercises and Stock Vested for 2020
●	Pension Benefits for 2020
●	Non-Qualified Deferred Compensation for 2020
●	Potential Payments Upon Termination or Change in Control
●	Pay Ratio Disclosure

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information appearing under the heading entitled “Security Ownership” located in the Proxy Statement is incorporated herein by reference.

A total of 1,249,726 shares of Common Stock held by our directors and executive officers, some of whom may be deemed to be “affiliates” of the Company, have been excluded from the computation of market value of our Common Stock on the cover page of this Form 10-K. This total represents that portion of the shares reported as beneficially owned by our directors and executive officers as of June 30, 2020 which are actually issued and outstanding.

Equity Compensation Plan Information

	(a)
	Number of securities to be		(b)		(c)
	issued upon exercise of		Weighted average exercise		Number of securities remaining
	outstanding options,		price of outstanding options,		available for future issuance under
	warrants		warrants		equity compensation plans (excluding
Plan Category	and rights		and rights		securities reflected in column (a))
Equity compensation plans approved
by security holders	8,085,944	(1)	$ 144.32	(1)	8,644,262
Equity compensation plans not approved
by security holders	9,200	(2)	55.60	(2)	-
Total	8,095,144		$ 144.20		8,644,262

(1)    Includes 214,416 Common Stock equivalents representing deferred compensation stock units earned by non-employee directors under our 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, 914,630 Common Stock equivalents under our 2010 Stock Incentive Plan representing performance-based restricted stock units payable to employees, and 163,683 Common Stock equivalents under our 2010 Stock Incentive Plan representing restricted stock units payable to employees. All of the Common Stock equivalents described in this footnote (1) are not included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table. The reported amount additionally includes 5,094 shares of Common Stock subject to stock options assumed by us in connection with the Nalco merger. Such options, which have a weighted-average exercise price of $40.53, are included in the calculation of weighted average exercise price of outstanding options, warrants and rights in column (b) of this table.

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

Item 15. Exhibit and Financial Statement Schedules.

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 5, 2011. (File No. 001-9328)

(4.5)	Form of 5.500% Notes due 2041.	Included in Exhibit (4.4) above.

(4.6)	Indenture, dated January 12, 2015, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 of our Form 8-K, dated January 15, 2015. (File No. 001-9328)

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

Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated December 1, 2016. (File No. 001-9328)

(4.14)	Form of 1.000% Euro Notes due 2024.	Included in Exhibit (4.13) above.

(4.15)	Sixth Supplemental Indenture, dated August 10, 2017, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated August 10, 2017. (File No. 001-9328)

(4.16)	Form of 2.375% Notes due 2022.	Included in Exhibit (4.15) above.

(4.17)	Seventh Supplemental Indenture, dated November 27, 2017, between Ecolab Inc. and Wells Fargo Bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K, dated November 30, 2017. (File No. 001-9328)

(4.18)	Form of 3.250% Notes due 2027.	Included in Exhibit (4.17) above.

(4.19)	Form of 3.950% Notes due 2047.	Included in Exhibit (4.17) above.

Exhibit No.:	Document:	Method of Filing:

(4.20)	Eighth Supplemental Indenture, dated March 24, 2020, between Ecolab Inc. and Wells Fargo bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed on March 24, 2020. (File No. 001-9328)

(4.21)	Form of 4.800% Notes due 2030.	Included in Exhibit (4.20) above.

(4.22)	Ninth Supplemental Indenture, dated August 13, 2020, between Ecolab Inc. and Wells Fargo bank, National Association, as Trustee.	Incorporated by reference to Exhibit (4.2) of our Form 8-K filed by Ecolab Inc. on August 13, 2020. (File No. 001-9328)

(4.23)	Form of 1.300% Notes due 2031.	Included in Exhibit (4.22) above.

(4.24)	Form of 2.125% Notes due 2050.	Included in Exhibit (4.22) above.

(4.25)	Description of Securities.	Incorporated by reference to Exhibit (4.20) of our Form 10-K Annual Report for the year ended December 31, 2019. (File No. 001-9328)

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

Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated November 30, 2017. (File No. 001-9328)

(10.2)	Documents comprising global Commercial Paper Programs.

	(i)	U.S. $2,000,000,000 Euro-Commercial Paper Programme.

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

Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

	(c) Deed of Covenant made on 9 June 2017 by Ecolab Inc., Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V. (as Issuers)	Incorporated by reference to Exhibit (10.1)(c) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

			(d) Deed of Guarantee made on 9 June 2017 by Ecolab Inc. (in respect of notes issued by Ecolab Lux 1 S.À R.L., Ecolab Lux 2 S.À R.L., Ecolab NL 10 B.V. and Ecolab NL 11 B.V.)	Incorporated by reference to Exhibit (10.1)(d) of our Form 10-Q for the quarter ended June 30, 2017. (File No. 001-9328)

		(ii)	U.S. $2,000,000,000 U.S. Commercial Paper Program.

(a)

Form of Commercial Paper Dealer Agreement for 4(a)(2) Program, dated September 22, 2014. The dealers for the program are Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, BofA Securities, Inc., Mizuho Securities USA LLC, and Wells Fargo Securities, LLC.

Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2014. (File No. 001-9328)

			(b) Issuing and Paying Agency Agreement, dated September 18, 2017, between Ecolab Inc. and MUFG Union Bank, N.A., as Issuing and Paying Agent.	Incorporated by reference to Exhibit (10.1)(a) of our Form 10-Q for the quarter ended September 30, 2017. (File No. 001-9328)

			(c) Corporate Commercial Paper – Master Note, dated September 18, 2017, together with annex thereto.	Incorporated by reference to Exhibit (10.1)(b) of our Form 10-Q for the quarter ended September 30, 2017. (File No. 001-9328)

(10.3)	†	(i)	Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.6) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

	†	(ii)	Declaration of Amendment, dated May 5, 2016, to Ecolab Inc. 2001 Non-Employee Director Stock Option and Deferred Compensation Plan, as amended and restated, effective as of August 1, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q for the quarter ended June 30, 2016. (File No. 001-9328)

	†	(iii)	Master Agreement Relating to Periodic Options, as amended, effective as of May 1, 2004.	Incorporated by reference to Exhibit (10)D(ii) of our Form 10-Q for the quarter ended June 30, 2004. (File No. 001-9328)

	†	(iv)	Amendment No. 1 to Master Agreement Relating to Periodic Options, as amended, effective as of May 2, 2008.	Incorporated by reference to Exhibit (10)B of our Form 10-Q for the quarter ended September 30, 2008. (File No. 001-9328)

(10.4)	†	Form of Director Indemnification Agreement. Substantially identical agreements are in effect as to each of our directors.		Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2003. (File No. 001-9328)

(10.5)	†	(i)	Ecolab Executive Death Benefits Plan, as amended and restated, effective as of March 1, 1994.	Incorporated by reference to Exhibit (10)H(i) of our Form 10-K Annual Report for the year ended December 31, 2006. See also Exhibit (10.12) hereof. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Executive Death Benefits Plan, effective as of July 1, 1997.	Incorporated by reference to Exhibit (10)H(ii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iii)	Second Declaration of Amendment to Ecolab Executive Death Benefits Plan, effective as of March 1, 1998.	Incorporated by reference to Exhibit (10)H(iii) of our Form 10-K Annual Report for the year ended December 31, 1998. (File No. 001-9328)

	†	(iv)	Amendment No. 3 to the Ecolab Executive Death Benefits Plan, effective as of August 12, 2005.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated December 13, 2005. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

	†	(v)	Amendment No. 4 to the Ecolab Executive Death Benefits Plan, effective as of January 1, 2005.	Incorporated by reference to Exhibit (10)H(v) of our Form 10-K Annual Report for the year ended December 31, 2009. (File No. 001-9328)

	†	(vi)	Amendment No. 5 to the Ecolab Executive Death Benefits Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.2 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)

	†	(vii)	Amendment No. 6 to the Ecolab Executive Death Benefits Plan, effective as of June 23, 2017	Incorporated by reference to Exhibit 10.1(vii) of Ecolab’s Form 8-K dated June 23, 2017. (File No. 001-9328)

(10.6)	†	(i)	Ecolab Executive Long-Term Disability Plan, as amended and restated, effective as of January 1, 1994.	Incorporated by reference to Exhibit (10)I of our Form 10-K Annual Report for the year ended December 31, 2004. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to the Ecolab Executive Long-Term Disability Plan, effective as of August 21, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended September 30, 2015. (File No. 001-9328)

(10.7)	†	(i)	Ecolab Supplemental Executive Retirement Plan, as amended and restated, effective as of January 1, 2014.	Incorporated by reference to Exhibit 10.11 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to the Ecolab Supplemental Executive Retirement Plan, effective as of May 6, 2015.	Incorporated by reference to Exhibit 10.1 of our Form 10-Q for the quarter ended June 30, 2015. (File No. 001-9328)

	†	(iii)	Amendment No. 2 to the Ecolab Supplemental Executive Retirement Plan, effective as of December 31, 2020.	Filed herewith electronically.

(10.8)	†	(i)	Ecolab Mirror Savings Plan, as amended and restated, effective as of January 1, 2014.	Incorporated by reference to Exhibit 10.12 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to Ecolab Mirror Savings Plan, as amended and restated, effective as of December 31, 2020.	Filed herewith electronically.

(10.9)	†	(i)	Ecolab Mirror Pension Plan, as amended and restated, effective as of January 1, 2014.	Incorporated by reference to Exhibit 10.13 of our Form 10-K Annual Report for the year ended December 31, 2013. See also Exhibit (10.12) hereof. (File No. 001-9328).

	†	(ii)	Amendment No. 1 to Ecolab Mirror Pension Plan, as amended and restated, effective as of December 31, 2020.	Filed herewith electronically.

(10.10)	†	(i)	Ecolab Inc. Administrative Document for Non-Qualified Plans, as amended and restated, effective as of January 1, 2011.	Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

	†	(ii)	Amendment No. 1 to the Ecolab Inc. Administrative Document for Non-Qualified Plans, effective as of January 1, 2013.	Incorporated by reference to Exhibit (10.14)(II) of our Form 10-K Annual Report for the year ended December 31, 2013. (File No. 001-9328)

(10.11)	†	(i)	Ecolab Inc. Change in Control Severance Compensation Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10) of our Form 8-K, dated February 26, 2010. (File No. 001-9328)

Exhibit No.:		Document:		Method of Filing:

	†	(ii)	Amendment No. 1 to Ecolab Inc. Change-in-Control Severance Policy, as amended and restated, effective as of February 26, 2010.	Incorporated by reference to Exhibit (10.18)(ii) of our Form 10-K Annual Report for the year ended December 31, 2011. (File No. 001-9328)

(10.12)	†	Description of Ecolab Management Incentive Plan.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2015. (File No. 001-9328)

(10.13)	†	(i)	Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated May 2, 2013. (File No. 001-9328)

	†	(ii)	Declaration of Amendment, effective as of February 22, 2019, to Ecolab Inc. 2010 Stock Incentive Plan, as amended and restated, effective as of May 2, 2013.	Incorporated by reference to Exhibit (10.3) of our Form 10-Q, dated May 2, 2019. (File No. 001-9328)

	†	(iii)	Sample form of Non-Statutory Stock Option Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)B of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

	†	(iv)	Sample form of Restricted Stock Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted May 6, 2010.	Incorporated by reference to Exhibit (10)C of our Form 8-K, dated May 6, 2010. (File No. 001-9328)

	†	(v)	Sample form of Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted August 4, 2010.	Incorporated by reference to Exhibit (10)A of our Form 10-Q, for the quarter ended September 30, 2010. (File No. 001-9328)

	†	(vi)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 6, 2017.	Incorporated by reference to Exhibit (10.16)(viii) of our Form 10-K Annual Report for the year ended December 31, 2017. (File No. 001-9328)

	†	(vii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 4, 2018.	Incorporated by reference to Exhibit (10.15)(viii) of our Form 10-K Annual Report for the year ended December 31, 2018. (File No. 001-9328)

	†	(viii)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2019.	Incorporated by reference to Exhibit (10.15)(ix) of our Form 10-K Annual Report for the year ended December 31, 2019. (File No. 001-9328)

	†	(ix)	Sample form of Performance-Based Restricted Stock Unit Award Agreement under the Ecolab Inc. 2010 Stock Incentive Plan, adopted December 3, 2020.	Filed herewith electronically.

(10.14)	†	Policy on Reimbursement of Incentive Payments, as amended February 22, 2019.		Incorporated by reference to Exhibit (10.16) of our Form 10-K Annual Report for the year ended December 31, 2018. (File No. 001-9328)

(10.15)	†	Second Amended and Restated Nalco Holding Company 2004 Stock Incentive Plan, effective as of December 1, 2011.		Incorporated by reference to Exhibit (4.3) of our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement dated December 2, 2011. (File No. 001-9328)

(10.16)	†	Form of Nalco Company Death Benefit Agreement and Addendum to Death Benefit Agreement.		Incorporated by reference from Exhibit (99.2) on Form 8-K of Nalco Holding Company filed on May 11, 2005. (File No. 001-32342)

(10.17)	†	Employee Matters Agreement, dated December 18, 2019, by and among Ecolab, Inc., ChampionX Holding Inc. and Apergy Corporation.		Incorporated by reference to Exhibit (10.1) of our Form 8-K, dated December 18, 2019. (File No. 001-9328)

Exhibit No.:		Document:	Method of Filing:

(10.18)	†	Employment Transition Agreement, dated March 11, 2020 between Ecolab Inc. and Jill Wyant.	Incorporated by reference to Exhibit (10.1) of our Form 10-Q Quarterly Report for the quarter ended March 31, 2020. (File No. 001 9328)

(14.1)		Ecolab Code of Conduct, as amended November 26, 2012.	Incorporated by reference to Exhibit (14.1) of our Form 10-K Annual Report for the year ended December 31, 2012. (File No. 001-9328)

(21.1)		List of Subsidiaries.	Filed herewith electronically.

(23.1)		Consent of Independent Registered Public Accounting Firm.	Filed herewith electronically.

(24.1)		Powers of Attorney.	Filed herewith electronically.

(31.1)		Rule 13a-14(a) CEO Certification.	Filed herewith electronically.

(31.2)		Rule 13a-14(a) CFO Certification.	Filed herewith electronically.

(32.1)		Section 1350 CEO and CFO Certifications.	Filed herewith electronically.

(101.INS)		Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.

(101.SCH)		Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.

(101.CAL)		Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.

(101.DEF)		Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.

(101.LAB)		Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.

(101.PRE)		Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.

(104)		Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

† This exhibit is an executive compensation plan or arrangement.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Ecolab Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February, 2021.

ECOLAB INC.
(Registrant)

By:	/s/ Christophe Beck
Christophe Beck
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Ecolab Inc. and in the capacities indicated, on the 26th day of February, 2020.

/s/ Christophe Beck	President and Chief Executive Officer
Christophe Beck	(Principal Executive Officer and Director)

/s/ Daniel J. Schmechel	Chief Financial Officer
Daniel J. Schmechel	(Principal Financial Officer)

/s/ Scott D. Kirkland	Senior Vice President and Corporate Controller
Scott D. Kirkland	(duly authorized officer and Chief Accounting Officer)

/s/ Michael C. McCormick	Directors
Michael C. McCormick

as attorney-in-fact for:

Douglas M. Baker Jr., Shari L. Ballard, Barbara J. Beck, Jeffrey M. Ettinger, Arthur J. Higgins, Michael Larson, David W. MacLennan, Tracy B. McKibben, Lionel L. Nowell, III, Victoria J. Reich, Suzanne M. Vautrinot and John J. Zillmer