Form 10-Q
period 2021-03-31
ECOLAB INC.
filed 2021-05-06
CIK 31462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

The number of shares of each of the registrant’s classes of Common Stock outstanding as of March 31, 2021: 285,937,396 shares, par value $1.00 per share.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED STATEMENT OF INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions, except per share amounts)	2021	2020

Product and equipment sales	$2,293.4	$2,424.0
Service and lease sales	591.6	596.6
Net sales	2,885.0	3,020.6
Product and equipment cost of sales	1,362.9	1,364.7
Service and lease cost of sales	349.1	355.5
Cost of sales (including special charges (a))	1,712.0	1,720.2
Selling, general and administrative expenses	862.9	908.3
Special (gains) and charges	12.8	15.9
Operating income	297.3	376.2
Other (income) expense	(17.0)	(15.4)
Interest expense, net	51.7	48.3
Income before income taxes	262.6	343.3
Provision for income taxes	66.1	47.0
Net income from continuing operations, including noncontrolling interest	196.5	296.3
Net income from continuing operations attributable to noncontrolling interest	2.9	4.3
Net income from continuing operations attributable to Ecolab	193.6	292.0
Net income (loss) from discontinued operations, net of tax (Note 4) (b)	-	(8.6)
Net income attributable to Ecolab	$193.6	$283.4

Earnings (loss) attributable to Ecolab per common share
Basic
Continuing operations	$ 0.68	$ 1.01
Discontinued operations	-	(0.03)
Earnings attributable to Ecolab	$ 0.68	$ 0.98
Diluted
Continuing operations	$ 0.67	$ 1.00
Discontinued operations	-	(0.03)
Earnings attributable to Ecolab	$ 0.67	$ 0.97

Weighted-average common shares outstanding
Basic	286.0	288.8
Diluted	288.8	292.6

(a)	Cost of sales includes special (gains) and charges, net of $19.6 and $9.1 in the first quarter of 2021 and 2020, respectively, which is recorded in product and equipment cost of sales.
(b)	Net income (loss) from discontinued operations, net of tax includes noncontrolling interest of $2.5 in the first quarter of 2020.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(unaudited)

	First Quarter Ended
	March 31
(millions)	2021	2020

Net income attributable to Ecolab	$193.6	$283.4
Net income from continuing operations attributable to noncontrolling interest	2.9	4.3
Net income from discontinued operations attributable to noncontrolling interest	-	2.5
Net income attributable to Ecolab, including noncontrolling interest	$196.5	$290.2

Other comprehensive income (loss), net of tax

Foreign currency translation adjustments
Foreign currency translation	84.9	(38.2)
Loss on net investment hedges	(12.2)	(1.1)
Total foreign currency translation adjustments	72.7	(39.3)

Derivatives and hedging instruments	0.6	2.9

Pension and postretirement benefits
Amortization of net actuarial loss and prior service costs included in
net periodic pension and postretirement costs	5.9	12.9
Total pension and postretirement benefits	5.9	12.9

Subtotal	79.2	(23.5)

Total comprehensive income, including noncontrolling interest	275.7	266.7
Comprehensive income attributable to noncontrolling interest	2.2	7.3
Comprehensive income attributable to Ecolab	$273.5	$259.4

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED BALANCE SHEET

(unaudited)

	March 31	December 31
(millions, except per share amounts)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,189.5	$1,260.2
Accounts receivable, net	2,272.0	2,273.8
Inventories	1,347.0	1,285.2
Other current assets	341.5	298.2
Total current assets	5,150.0	5,117.4
Property, plant and equipment, net	3,078.7	3,124.9
Goodwill	6,119.5	6,006.9
Other intangible assets, net	2,966.8	2,977.0
Operating lease assets	412.5	423.8
Other assets	480.6	476.0
Total assets	$18,208.1	$18,126.0

LIABILITIES AND EQUITY
Current liabilities
Short-term debt	$24.3	$17.3
Accounts payable	1,128.2	1,160.6
Compensation and benefits	457.6	469.3
Income taxes	52.4	96.1
Other current liabilities	1,189.7	1,188.9
Total current liabilities	2,852.2	2,932.2
Long-term debt	6,685.8	6,669.3
Postretirement health care and pension benefits	1,207.8	1,226.2
Deferred income taxes	526.8	483.9
Operating lease liabilities	291.2	300.5
Other liabilities	324.2	312.4
Total liabilities	11,888.0	11,924.5
Commitments and contingencies (Note 17)

Equity (a)
Common stock	363.0	362.6
Additional paid-in capital	6,285.7	6,235.0
Retained earnings	8,299.3	8,243.0
Accumulated other comprehensive loss	(1,914.5)	(1,994.4)
Treasury stock	(6,741.2)	(6,679.7)
Total Ecolab shareholders’ equity	6,292.3	6,166.5
Noncontrolling interest	27.8	35.0
Total equity	6,320.1	6,201.5
Total liabilities and equity	$18,208.1	$18,126.0

(a)	Common stock, 800.0 shares authorized, $1.00 par value per share, 285.9 shares outstanding at March 31, 2021 and 285.7 shares outstanding at December 31, 2020. Shares outstanding are net of treasury stock.

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	First Quarter Ended
	March 31
(millions)	2021	2020

OPERATING ACTIVITIES
Net income including noncontrolling interest	$196.5	$290.2
Less: Net loss from discontinued operations including noncontrolling interest	-	(6.1)
Net income from continuing operations including noncontrolling interest	$196.5	$296.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	150.7	146.4
Amortization	64.5	52.3
Deferred income taxes	42.9	(1.7)
Share-based compensation expense	31.3	27.4
Pension and postretirement plan contributions	(21.6)	(20.6)
Pension and postretirement plan expense	1.9	8.3
Restructuring charges, net of cash paid	(4.8)	(11.1)
Other, net	4.4	3.6
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	23.6	(37.9)
Inventories	(45.9)	(38.0)
Other assets	(35.3)	(33.3)
Accounts payable	(44.6)	(35.3)
Other liabilities	(68.3)	(48.1)
Cash provided by operating activities - continuing operations	295.3	308.3
Cash provided by operating activities - discontinued operations	-	63.5
Cash provided by operating activities	295.3	371.8

INVESTING ACTIVITIES
Capital expenditures	(102.1)	(147.7)
Property and other assets sold	0.1	0.8
Acquisitions and investments in affiliates, net of cash acquired	(88.0)	(1.5)
Other, net	(2.4)	(4.9)
Cash used for investing activities - continuing operations	(192.4)	(153.3)
Cash used for investing activities - discontinued operations	-	(12.4)
Cash used for investing activities	(192.4)	(165.7)

FINANCING ACTIVITIES
Net issuances of commercial paper and notes payable	5.8	957.6
Long-term debt borrowings	-	763.7
Long-term debt repayments	-	(299.7)
Reacquired shares	(61.8)	(95.0)
Dividends paid	(146.7)	(145.5)
Exercise of employee stock options	20.1	83.4
Other, net	(0.5)	-
Cash (used for) provided by financing activities - continuing operations	(183.1)	1,264.5
Cash provided by financing activities - discontinued operations	-	1.3
Cash (used for) provided by financing activities	(183.1)	1,265.8

Effect of exchange rate changes on cash and cash equivalents	9.5	3.6

(Decrease) increase in cash and cash equivalents	(70.7)	1,475.5
Cash and cash equivalents, beginning of period - continuing operations	1,260.2	118.8
Cash and cash equivalents, beginning of period - discontinued operations	-	67.6
Cash and cash equivalents, beginning of period	1,260.2	186.4
Cash and cash equivalents, end of period - continuing operations	1,189.5	1,552.2
Cash and cash equivalents, end of period - discontinued operations	-	109.7
Cash and cash equivalents, end of period	$1,189.5	$1,661.9

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENT OF EQUITY

(unaudited)

	First Quarter Ended March 31, 2021 and 2020
(millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Retained Earnings	OCI (Loss)	Treasury Stock	Ecolab Shareholders' Equity	Non-Controlling Interest	Total Equity
Balance, December 31, 2019	$359.6	$5,907.1	$9,993.7	($2,089.7)	($5,485.4)	$8,685.3	$40.5	$8,725.8

New accounting guidance adoption (a)			(4.3)			(4.3)		(4.3)
Net income			283.4			283.4	6.8	290.2
Other comprehensive income (loss) activity				(24.0)		(24.0)	0.5	(23.5)
Cash dividends declared (b)			(135.9)			(135.9)	(10.0)	(145.9)
Changes in noncontrolling interests							0.7	0.7
Stock options and awards	1.2	111.0			0.4	112.6		112.6
Reacquired shares					(95.0)	(95.0)		(95.0)
Balance, March 31, 2020	$360.8	$6,018.1	$10,136.9	($2,113.7)	($5,580.0)	$8,822.1	$38.5	$8,860.6

Balance, December 31, 2020	$362.6	$6,235.0	$8,243.0	($1,994.4)	($6,679.7)	$6,166.5	$35.0	$6,201.5

Net income			193.6			193.6	2.9	196.5
Other comprehensive income (loss) activity				79.9		79.9	(0.7)	79.2
Cash dividends declared (b)			(137.3)			(137.3)	(9.4)	(146.7)
Stock options and awards	0.4	50.7			0.3	51.4		51.4
Reacquired shares					(61.8)	(61.8)		(61.8)
Balance, March 31, 2021	$363.0	$6,285.7	$8,299.3	($1,914.5)	($6,741.2)	$6,292.3	$27.8	$6,320.1

(a)	Upon adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company reclassified the cumulative effect of applying the standard to retained earnings at the beginning of the period adopted.
(b)	Dividends declared per common share were $0.48 and $0.47 in the first quarter of 2021 and 2020, respectively.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. CONSOLIDATED FINANCIAL INFORMATION

The unaudited consolidated financial information for the first quarter ended March 31, 2021 and 2020 reflects, in the opinion of management, all adjustments necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), equity and cash flows of Ecolab Inc. ("Ecolab" or "the Company") for the interim periods presented. Any adjustments consist of normal recurring items.

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

On June 3, 2020, the Company completed the separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger (the “Merger”) of ChampionX with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

As discussed in Note 4 Discontinued Operations, during 2020, the ChampionX business met the criteria to be reported as discontinued operations because it was a strategic shift in business that had a major effect on the Company's operations and financial results. Therefore, the Company reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations. Unless otherwise noted, the accompanying Notes to the Consolidated Financial Statements have all been revised to reflect the effect of the separation of ChampionX and all prior year balances have been revised accordingly to reflect continuing operations only.

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

The financial results for any interim period are not necessarily indicative of results for the full year. The consolidated balance sheet data as of December 31, 2020 reflects discontinued operations as discussed further in Note 4 but does not include all disclosures required by accounting principles generally accepted in the United States. The unaudited consolidated financial information should be read in conjunction with the consolidated financial statements and notes thereto incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

With respect to the unaudited financial information of the Company for the first quarter ended March 31, 2021 and 2020 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. Their separate report dated May 6, 2021 appearing herein states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933, as amended (the "Act"), for their report on the unaudited financial information because that report is not a "report" or a "part" of a registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

2. SPECIAL (GAINS) AND CHARGES

Special (gains) and charges reported on the Consolidated Statement of Income include the following:

	First Quarter Ended
	March 31
(millions)	2021	2020
Cost of sales
Restructuring activities	18.2	3.0
Acquisition and integration activities	-	0.4
COVID-19 activities, net	1.1	-
Other	0.3	5.7
Cost of sales subtotal	19.6	9.1

Special (gains) and charges
Restructuring activities	3.6	4.2
Acquisition and integration activities	1.2	5.4
Disposal and impairment activities	-	1.2
COVID-19 activities, net	6.4	-
Other	1.6	5.1
Special (gains) and charges subtotal	12.8	15.9

Operating income subtotal	32.4	25.0

Total special (gains) and charges	$32.4	$25.0

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

Institutional Advancement Program

The Company approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, the Company expanded the Institutional Plan. The Company expects that these restructuring charges will be completed by 2023, with total anticipated costs of $80 million ($60 million after tax). The costs are expected to be primarily cash expenditures for severance and facility closures. The Company also anticipates non-cash costs related to equipment disposals. The Company expects total program savings of approximately $50 million by the end of 2024. Actual costs may vary from these estimates depending on actions taken.

During the first quarter of 2021, the Company recorded restructuring charges of $5.9 million ($4.5 million after tax) primarily related to costs to support the transition to the new sales and service structure, and the disposal of equipment. The Company has recorded $41.1 million ($30.9 million after tax) of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $15.0 million as of March 31, 2021 and is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Restructuring activity related to the Institutional Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2020 Activity
Recorded expense and accrual	$25.6	$-	$9.6	$35.2
Net cash payments	(0.9)	-	(9.6)	(10.5)
Non-cash net charges	-	-	-	-
Effect of foreign currency translation	-	-	-	-
Restructuring liability, December 31, 2020	24.7	-	-	24.7

2021 Activity
Recorded expense (income) and accrual	(0.3)	4.0	2.2	5.9
Net cash payments	(9.3)	-	(2.2)	(11.5)
Non-cash net charges	-	(4.0)	-	(4.0)
Effect of foreign currency translation	(0.1)	-	-	(0.1)
Restructuring liability, March 31, 2021	$15.0	$-	$-	$15.0

Accelerate 2020

During 2018, the Company formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to simplify and automate processes and tasks, reduce complexity and management layers, consolidate facilities and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, the Company expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. The Company now expects that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax) when revised for continuing operations. The remaining costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

The Company recorded restructuring charges of $1.7 million ($1.4 million after tax) in the first quarter of 2021, primarily related to severance. The liability related to the Plan was $58.7 million as of the end of the first quarter of 2021. The Company has recorded $240.9 million ($185.2 million after tax) of cumulative restructuring charges under the Plan. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities. Cash payments during 2021 related to the Plan were $15.0 million.

Restructuring activity related to the Accelerate 2020 Plan since inception of the underlying actions includes the following:

	Employee
	Termination	Asset
(millions)	Costs	Disposals	Other	Total
2018-2020 Activity
Recorded expense	$212.0	$8.0	$19.2	$239.2
Net cash payments	(144.3)	1.2	(12.2)	(155.3)
Non-cash charges	-	(9.2)	(2.0)	(11.2)
Effect of foreign currency translation	(0.9)	-	-	(0.9)
Restructuring liability, December 31, 2020	66.8	-	5.0	71.8

2021 Activity
Recorded expense	1.5	-	0.2	1.7
Net cash payments	(14.8)	-	(0.2)	(15.0)
Non-cash charges	-	-	(0.1)	(0.1)
Effect of foreign currency translation	0.3	-	-	0.3
Restructuring liability, March 31, 2021	$53.8	$-	$4.9	$58.7

Other Restructuring Activities

During the first quarter of 2021, the Company incurred restructuring charges of $14.2 million ($10.8 million after tax), related to other immaterial restructuring activity. The charges are primarily related to severance. During the first quarters of 2021 and 2020, net restructuring charges related to prior year plans were minimal. The restructuring liability balance for all plans other than the Accelerate 2020 and Institutional Plan were $17.1 million and $5.9 million as of March 31, 2021 and December 31, 2020, respectively. The increase in liability was driven primarily by severance accruals. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $0.1 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.2 million ($1.1 million after tax) and $5.4 million ($3.6 million after tax) in the first quarter of 2021 and 2020, respectively. Charges are related to the Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”) and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales of $0.4 million ($0.3 million after tax) on the Consolidated Statement of Income in the first quarter of 2020 related to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility.

Further information related to the Company’s acquisitions is included in Note 3.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $1.2 million ($0.9 million after tax) in the first quarter of 2020, related to transaction fees associated with the sale of Holchem Group Limited (“Holchem”).

Other

During the first quarter of 2021, the Company recorded charges of $5.9 million to protect the wages for certain employees directly impacted by the COVID-19 pandemic. The Company also recorded charges of $3.5 million related to COVID-19 testing and related expenses. In addition, the Company received subsidies and government assistance, which was recorded as a special (gain) of ($1.9) million during the first quarter of 2021. COVID-19 pandemic charges are recorded in product and equipment cost of sales, service and lease cost of sales, and special (gains) and charges on the Consolidated Statement of Income. After tax net charges (gains) related to the COVID-19 pandemic were $4.9 million during the first quarter of 2021.

During the first quarter of 2020, the Company recorded special charges of $5.7 million ($3.8 million after tax), in product and equipment cost of sales on the Consolidated Statement of Income related to a Healthcare product recall in Europe. Other special charges recorded in the first quarter of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax).

Other special charges of $1.6 million ($1.3 million after tax) recorded in the first quarter of 2021 relate to certain legal charges and tax consulting fees associated with the ChampionX separation.

Other special charges of $6.1 million ($4.6 million after tax) recorded in the first quarter of 2020 relate primarily to certain legal charges and are recorded in special (gains) and charges on the Consolidated Statement of Income.

3. ACQUISITIONS AND DISPOSITIONS

Acquisitions

The Company makes business acquisitions that align with its strategic business objectives. The assets and liabilities of acquired businesses are recorded in the Consolidated Balance Sheet at fair value as of their acquisition dates. The purchase price allocation is based on estimates of the fair value of assets acquired, liabilities assumed and consideration transferred. Purchase consideration transferred is reduced by the amount of cash or cash equivalents acquired.

Acquisitions during the first quarter of 2021 were not significant to the Company’s consolidated financial statements; therefore, pro forma financial information is not presented. No acquisitions occurred during the first quarter of 2020.

During the first quarter of 2021, the Company acquired VanBaerle Hygiene AG, an institutional business which sells cleaning products and related services to restaurants, long-term care facilities, hotels and laundries. This acquired business became part of the Global Institutional reporting segment. The purchase price included immaterial amounts of holdback and contingent consideration, which are recorded within other liabilities in the Consolidated Balance Sheet as of March 31, 2021.

Also, during the first quarter of 2021, the Company acquired TechTex, a healthcare business which sells wet and dry wipes and other nonwovens products to the Life Sciences and Healthcare industries. This acquired business became part of the Global Healthcare and Life Sciences reporting segment. The purchase price included an immaterial holdback that is recorded within other liabilities in the Consolidated Balance Sheet as of March 31, 2021.

Purchase accounting for these acquisitions are preliminary and subject to change as the Company finalizes the valuation of intangible assets, income tax balances and working capital adjustments.

The components of the cash paid for acquisitions during the first quarter of 2021 and 2020 are shown in the following table.

	First Quarter Ended
	March 31
(millions)	2021	2020
Net tangible assets (liabilities) acquired and equity method investments	($0.9)	$-

Identifiable intangible assets
Customer relationships	31.1	-
Trademarks	3.6	-
Other technology	1.5	-
Total intangible assets	36.2	-

Goodwill	57.5	-
Total aggregate purchase price	92.8	-

Acquisition-related liabilities and contingent consideration (a)	(6.2)	-
Net cash paid for acquisitions, including acquisition-related
liabilities and contingent consideration	$86.6	$-

(a)	Subsequent to the acquisitions, $1.4 in contingent consideration was remitted to the seller during the first quarter of 2021 and is included in investing activities in the Consolidated Statement of Cash Flows.

During the first quarter of 2021, the Company recorded purchase accounting adjustments associated with its 2020 acquisition of CID Lines. As a result of these purchase accounting adjustments, the acquisition related liabilities and goodwill recognized from this acquisition decreased by $0.9 million.

The weighted average useful life of identifiable intangible assets acquired during the first quarter of 2021 was 13 years.

Dispositions

There were no business dispositions during the first quarter of 2021 or 2020.

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

The ChampionX business, as discussed in Note 1, met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on the Company’s operations and financial results. Therefore, the results of discontinued operations for the first quarter ended March 31, 2020 include the historical results of ChampionX prior to separation.

Summarized results of the Company’s discontinued operations are as follows:

(millions)	2021	2020

Product and equipment sales	$-	$506.0
Service and lease sales	-	54.8
Net sales	-	560.8
Product and equipment cost of sales	-	351.2
Service and lease cost of sales	-	45.4
Cost of sales (including special charges)	-	396.6
Selling, general and administrative expenses	-	106.7
Special (gains) and charges	-	36.5
Operating income	-	21.0
Other (income) expense	-	0.1
Interest expense (income), net	-	(0.1)
Income before income taxes	-	21.0
Provision for income taxes	-	27.1
Net loss including noncontrolling interest	-	(6.1)
Net income attributable to noncontrolling interest	-	2.5
Net loss from discontinued operations, net of tax	$-	($8.6)

Special (gains) and charges of $36.5 million in the first quarter of 2020, relate to professional fees incurred to support the Transaction and restructuring charges specifically related to the ChampionX business. These charges have been included as a component of both cost of sales and special (gains) and charges in discontinued operations.

The Company also recognized discrete tax expense primarily related to friction costs associated with ChampionX separation activity of $19.5 million that is allocated within discontinued operations tax expense.

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

The Company also entered into a Master Cross Supply and Product Transfer agreement with ChampionX to provide, receive or transfer certain products for a period up to 36 months. Sales of product to ChampionX under this agreement are recorded in product and equipment sales in the Corporate segment along with the related cost of sales, while purchases from ChampionX are recorded in inventory. Sales of product to ChampionX post-separation for the first quarter of 2021 was $33.0 million and as of March 31, 2021 an outstanding accounts receivable balance of $25.1 million.

5. BALANCE SHEET INFORMATION

	March 31	December 31
(millions)	2021	2020
Accounts receivable, net
Accounts receivable	$2,358.3	$2,358.1
Allowance for doubtful accounts	(86.3)	(84.3)
Total	$2,272.0	$2,273.8

Inventories
Finished goods	$845.8	$789.6
Raw materials and parts	530.0	511.2
Inventories at FIFO cost	1,375.8	1,300.8
FIFO cost to LIFO cost difference	(28.8)	(15.6)
Total	$1,347.0	$1,285.2

Other current assets
Prepaid assets	$131.9	$99.1
Taxes receivable	179.0	168.6
Derivative assets	6.2	3.2
Other	24.4	27.3
Total	$341.5	$298.2

Property, plant and equipment, net
Land	$161.2	$159.7
Buildings and leasehold improvements	1,070.7	1,060.0
Machinery and equipment	1,850.9	1,830.1
Merchandising and customer equipment	2,695.7	2,691.0
Capitalized software	828.6	820.8
Construction in progress	222.5	219.8
	6,829.6	6,781.4
Accumulated depreciation	(3,750.9)	(3,656.5)
Total	$3,078.7	$3,124.9

Other intangible assets, net
Intangible assets not subject to amortization
Trade names	$1,230.0	$1,230.0
Intangible assets subject to amortization
Customer relationships	2,574.3	2,530.9
Trademarks	352.8	348.0
Patents	496.1	492.5
Other technology	238.9	240.1
	3,662.1	3,611.5
Accumulated amortization
Customer relationships	(1,363.7)	(1,319.1)
Trademarks	(163.0)	(155.0)
Patents	(251.3)	(244.6)
Other technology	(147.3)	(145.8)
	(1,925.3)	(1,864.5)
Net intangible assets subject to amortization	1,736.8	1,747.0
Total	$2,966.8	$2,977.0

Other assets
Deferred income taxes	$155.7	$163.2
Pension	39.8	33.0
Other	285.1	279.8
Total	$480.6	$476.0

	March 31	December 31
(millions)	2021	2020
Other current liabilities
Discounts and rebates	$317.9	$304.1
Dividends payable	137.3	137.2
Interest payable	55.6	51.7
Taxes payable, other than income	132.8	151.8
Derivative liabilities	31.8	25.8
Restructuring	86.4	98.1
Contract liability	89.6	80.4
Operating lease liabilities	122.7	125.6
Other	215.6	214.2
Total	$1,189.7	$1,188.9

Accumulated other comprehensive loss
Unrealized gain (loss) on derivative financial instruments, net of tax	($20.5)	($21.1)
Unrecognized pension and postretirement benefit expense, net of tax	(929.3)	(935.2)
Cumulative translation, net of tax	(964.7)	(1,038.1)
Total	($1,914.5)	($1,994.4)

6. DEBT AND INTEREST

Short-term Debt

The following table provides the components of the Company’s short-term debt obligations as of March 31, 2021 and December 31, 2020.

	March 31	December 31
(millions)	2021	2020
Short-term debt
Notes payable	$21.3	$15.5
Long-term debt, current maturities	3.0	1.8
Total	$24.3	$17.3

Lines of Credit

As of March 31, 2021, the Company has a $2.0 billion multi-year credit facility which was scheduled to expire in November 2022. In April 2021, the Company entered into an amended and restated revolving credit facility which extended the maturity from November 2022 to April 2026. The credit facility has been established with a diverse syndicate of banks and supports the Company’s U.S. and Euro commercial paper programs. There were no borrowings under the Company’s credit facility as of either March 31, 2021 or December 31, 2020.

As of March 31, 2021, the Company had a $500 million 364-day revolving credit agreement which expired in April 2021. The credit agreement had been established with a diverse syndicate of banks and was used for general corporate purposes. There were no borrowings under the Company’s 364-day credit facility as of March 31, 2021.

Commercial Paper

The Company’s commercial paper program is used as a source of liquidity and consists of a $2.0 billion U.S. commercial paper program and a $2.0 billion Euro commercial paper program. The maximum aggregate amount of commercial paper that may be issued by the Company under its commercial paper programs may not exceed $2.0 billion.

The Company had no outstanding commercial paper under its U.S. or Euro programs as of either March 31, 2021 or December 31, 2020.

Notes Payable

The Company’s notes payable consists of uncommitted credit lines with major international banks and financial institutions, primarily to support global cash pooling structures. As of March 31, 2021 and December 31, 2020, the Company had $21.3 million and $15.5 million, respectively, outstanding under these credit lines.

Long-term Debt

The following table provides the components of the Company’s long-term debt obligations, including current maturities, as of March 31, 2021 and December 31, 2020.

	Maturity	March 31	December 31
(millions)	by Year	2021	2020

Long-term debt
Public notes (2021 principal amount)
Five year 2017 senior notes ($500 million)	2022	$498.9	$498.6
Seven year 2016 senior notes ($400 million)	2023	399.1	399.0
Seven year 2016 senior notes (€575 million)	2024	690.3	682.0
Ten year 2015 senior notes (€575 million)	2025	691.1	682.9
Ten year 2016 senior notes ($750 million)	2026	745.5	745.3
Ten year 2017 senior notes ($500 million)	2027	494.0	496.0
Ten year 2020 senior notes ($750 million)	2030	764.8	765.2
Ten year 2020 senior notes ($600 million)	2031	594.6	594.4
Thirty year 2011 senior notes ($458 million)	2041	452.2	452.2
Thirty year 2016 senior notes ($250 million)	2046	246.4	246.4
Thirty year 2017 senior notes ($700 million)	2047	612.3	611.9
Thirty year 2020 senior notes ($500 million)	2050	490.1	490.1
Finance lease obligations and other		9.5	7.1
Total debt		6,688.8	6,671.1
Long-term debt, current maturities		(3.0)	(1.8)
Total long-term debt		$6,685.8	$6,669.3

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

Covenants

The Company is in compliance with its debt covenants as of March 31, 2021.

Net Interest Expense

Interest expense and interest income recognized during the first quarter of 2021 and 2020 were as follows:

	March 31
(millions)	2021	2020
Interest expense	$53.8	$52.5
Interest income	(2.1)	(4.2)
Interest expense, net	$51.7	$48.3

Interest expense generally includes the expense associated with the interest on the Company’s outstanding borrowings. Interest expense also includes the amortization of debt issuance costs and debt discounts, which are both recognized over the term of the related debt.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill arises from the Company’s acquisitions and represents the excess purchase consideration transferred over the fair value of acquired net assets. The Company’s reporting units are its operating segments. The Company assesses goodwill for impairment on an annual basis during the second quarter. If circumstances change or events occur that demonstrate it is more likely than not that the carrying amount of a reporting unit exceeds its fair value, the Company completes an interim goodwill assessment of that reporting unit prior to the next annual assessment. If the results of a goodwill assessment demonstrate the carrying amount of a reporting unit is greater than its fair value, the Company will recognize an impairment loss for the amount by which the reporting unit’s carrying amount exceeds its fair value, but not to exceed the carrying amount of goodwill assigned to that reporting unit. Based on the current and expected performance of the Company’s reporting units, interim goodwill impairment assessments were not performed during the first quarter of 2021. There has been no impairment of goodwill in any of the periods presented.

The changes in the carrying amount of goodwill for each of the Company's reportable segments during the quarter ended March 31, 2021 were as follows:

		Global	Global
	Global	Institutional	Healthcare &
(millions)	Industrial	& Specialty	Life Sciences	Other	Total
December 31, 2020	$4,287.9	$564.1	$909.8	$245.1	$6,006.9
Current year business combinations (a)	-	10.8	46.7	-	57.5
Prior year business combinations (b)	(0.9)	-	-	-	(0.9)
Effect of foreign currency translation	38.0	3.4	12.7	1.9	56.0
March 31, 2021	$4,325.0	$578.3	$969.2	$247.0	$6,119.5

(a)	Represents goodwill associated with current year acquisitions. The Company does not expect any of the goodwill related to businesses acquired to be tax deductible.
(b)	Represents purchase accounting adjustments associated with the CID Lines acquisition.

Other Intangible Assets

The Nalco trade name is the Company’s only indefinite-lived intangible asset, which is tested for impairment on an annual basis during the second quarter. Based on the ongoing performance of the Company’s reporting units associated with the Nalco trade name, an interim indefinite-lived intangible asset impairment assessment was not performed during the first quarter of 2021. There has been no impairment of the Nalco trade name indefinite-lived intangible since it was acquired.

The Company’s intangible assets subject to amortization include customer relationships, trademarks, patents and other technology primarily acquired through business acquisitions. The fair value of intangible assets acquired in business acquisitions are estimated primarily using discounted cash flow valuation methods at the time of acquisition. Intangible assets are amortized on a straight-line basis over their estimated lives. Total amortization expense related to intangible assets during the first quarter of 2021 and 2020 was $64.5 million and $52.3 million, respectively. Amortization expense related to intangible assets for the remaining nine-month period of 2021 is expected to be approximately $162 million.

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

Level 3 - Inputs are unobservable inputs for which there is little or no market data available.

The carrying amount and the estimated fair value for assets and liabilities measured on a recurring basis were:

	March 31, 2021
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$18.5	$-	$18.5	$-

Liabilities
Foreign currency forward contracts	82.8	-	82.8	-
Interest rate swap	2.2	-	2.2	-

	December 31, 2020
(millions)	Carrying	Fair Value Measurements
	Amount	Level 1	Level 2	Level 3
Assets
Foreign currency forward contracts	$15.5	$-	$15.5	$-

Liabilities
Foreign currency forward contracts	69.9	-	69.9	-

The carrying value of foreign currency forward contracts is at fair value, which is determined based on foreign currency exchange rates as of the balance sheet date and is classified within Level 2. The carrying value of interest rate swap contracts is at fair value, which is determined based on current forward interest rates as of the balance sheet date and is classified within Level 2. For purposes of fair value disclosure above, derivative values are presented gross. Further discussion of gross versus net presentation of the Company's derivatives within Note 9.

Contingent consideration obligations are recognized and measured at fair value at the acquisition date and thereafter until settlement or expiration. Contingent consideration is classified within Level 3 as the underlying fair value is determined using income-based valuation approaches appropriate for the terms and conditions of each respective contingent consideration. The consideration expected to be transferred is based on the Company’s expectations of various financial measures. The ultimate payment of contingent consideration could deviate from current estimates based on the actual results of these financial measures. Contingent consideration was not material to the Company’s consolidated financial statements.

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

The fair value of long-term debt is based on quoted market prices for the same or similar debt instruments (classified as Level 2). The carrying amount and the estimated fair value of long-term debt, including current maturities, held by the Company were:

	March 31, 2021		December 31, 2020
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term debt, including current maturities	$6,688.8	$7,254.8	$6,671.1	$7,704.4

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

The following table summarizes the gross fair value and the net value of the Company’s outstanding derivatives.

	Derivative Assets		Derivative Liabilities
	March 31	December 31	March 31	December 31
(millions)	2021	2020	2021	2020
Derivatives designated as hedging instruments
Foreign currency forward contracts	$6.1	$8.1	$60.7	$54.3
Interest rate swap agreement	-	-	2.2	-

Derivatives not designated as hedging instruments
Foreign currency forward contracts	12.4	7.4	22.1	15.6
Gross value of derivatives	18.5	15.5	85.0	69.9

Gross amounts offset in the Consolidated Balance Sheet	(12.3)	(12.3)	(12.3)	(12.3)
Net value of derivatives	$6.2	$3.2	$72.7	$57.6

The following table summarizes the notional values of the Company’s outstanding derivatives.

	Notional Values
	March 31	December 31
(millions)	2021	2020

Foreign currency forward contracts	$ 3,941	$ 3,702
Interest rate swap agreement	250	-

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

Fair Value Hedges

The Company manages interest expense using a mix of fixed and floating rate debt. To help manage exposure to interest rate movements and to reduce borrowing costs, the Company may enter into interest rate swaps under which the Company agrees to exchange, at specified intervals, the difference between fixed and floating interest amounts calculated by reference to an agreed upon notional principal amount. The mark-to-market of these fair value hedges is offset against the underlying debt instrument. These fair value hedges are highly effective.

In March 2021, the Company entered into an interest rate swap agreement that converted its $250 million 3.25% debt from a fixed interest rate to a floating interest rate. The interest rate swap is designated as a fair value hedge.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying amount of the hedged liabilities		Cumulative amount of the fair value hedging adjustment included in the carrying amount of the hedged liabilities
	First Quarter Ended		First Quarter Ended
Line item in which the hedged item is included	March 31		March 31
(millions)	2021	2020	2021	2020
Long-term debt	$247.0	$-	($2.2)	$-

Net Investment Hedges

The Company designates its outstanding $1,381 million (€1,150 million at the end of the first quarter of 2021) senior notes (“Euronotes”) and related accrued interest as hedges of existing foreign currency exposures related to investments the Company has in certain Euro denominated functional currency subsidiaries. The revaluation gains and losses on the Euronotes and Euro commercial paper, which are designated and effective as hedges of the Company’s net investments, have been included as a component of the cumulative translation adjustment account, and were as follows:

	March 31
(millions)	2021	2020
Revaluation (losses) gains, net of tax	($12.2)	($1.1)

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

Effect of all Derivative Instruments on Income

The gain (loss) of all derivative instruments recognized in product and equipment cost of sales (“COS”), selling, general and administrative expenses (“SG&A”) and interest expense, net (“interest”) is summarized below:

	March 31
	2021			2020
(millions)	COS	SG&A	Interest	COS	SG&A	Interest
Gain (loss) on derivatives in cash flow hedging relationship:
Foreign currency forward contracts
Amount of gain (loss) reclassified from AOCI to income	($1.0)	($17.2)	$-	$2.2	($1.1)	$-
Amount excluded from the assessment of effectiveness recognized in earnings based on changes in fair value	-	-	5.6	-	-	5.4
Interest rate swap agreements
Amount of gain (loss) reclassified from AOCI to income	-	-	(0.6)	-	-	(0.2)

Gain (loss) on derivatives not designated as hedging instruments:
Foreign currency forward contracts
Amount of gain (loss) recognized in income (a)	-	1.3	-	-	17.2	1.2
Total gain (loss) of all derivative instruments	($1.0)	($15.9)	$5.0	$2.2	$16.1	$6.4

(a)	Gain (loss) on derivatives not designated as hedging instruments recognized in income recorded in SG&A includes discontinued operations of $(0.3) in the first quarter of 2020.

10. OTHER COMPREHENSIVE INCOME (LOSS) INFORMATION

Other comprehensive income (loss) includes net income, foreign currency translation adjustments, defined benefit pension and postretirement plan adjustments, gains and losses on derivative instruments designated and effective as cash flow hedges and non-derivative instruments designated and effective as foreign currency net investment hedges that are charged or credited to the accumulated other comprehensive loss account in shareholders’ equity.

The following tables provide other comprehensive income information related to the Company’s derivatives and hedging instruments and pension and postretirement benefits. Refer to Note 9 for additional information related to the Company’s derivatives and hedging transactions. Refer to Note 14 for additional information related to the Company’s pension and postretirement benefits activity.

	March 31
(millions)	2021	2020
Derivative and Hedging Instruments
Unrealized (losses) gains on derivative & hedging instruments
Amount recognized in AOCI	($12.2)	$9.8
(Gains) losses reclassified from AOCI into income
COS	1.0	(2.2)
SG&A	17.2	1.1
Interest (income) expense, net	(5.0)	(5.2)
	13.2	(6.3)
Other activity	(0.3)	-
Tax impact	(0.1)	(0.6)
Net of tax	$0.6	$2.9

Pension and Postretirement Benefits
Amount reclassified from AOCI into income
Amortization of net actuarial loss and prior service costs and benefits	21.8	14.8
	21.8	14.8
Other activity	(10.6)	1.7
Tax impact	(5.3)	(3.6)
Net of tax	$5.9	$12.9

The following table summarizes the derivative and pension and postretirement benefit amounts reclassified from AOCI into income.

	First Quarter Ended
	March 31
	2021	2020
(millions)
Derivative (gains) losses reclassified from AOCI into income, net of tax	$10.0	($4.8)

Pension and postretirement benefits net actuarial losses
and prior services costs reclassified from AOCI into income, net of tax	5.9	12.9

11. SHAREHOLDERS’ EQUITY

Share Repurchase Authorization

In February 2015, the Company’s Board of Directors authorized the repurchase of up to 20 million shares of its common stock, including shares to be repurchased under Rule 10b5–1. As of March 31, 2021, 6,049,323 shares remained to be repurchased under the Company’s repurchase authorization. The Company intends to repurchase all shares under its authorization, for which no expiration date has been established, in open market or privately negotiated transactions, subject to market conditions.

Share Repurchases

During the first quarter of 2021, the Company reacquired 292,586 shares of its common stock, of which 190,623 related to share repurchases through open market and 101,963 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

During all of 2020, the Company reacquired 761,245 shares of its common stock, of which 565,064 related to share repurchases through open market or private purchases and 196,181 related to shares withheld for taxes on the exercise of stock options and the vesting of stock awards and units.

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

The computations of the basic and diluted EPS amounts were as follows:

	First Quarter Ended
	March 31
(millions, except per share)	2021	2020

Net income from continuing operations attributable to Ecolab	$193.6	$292.0
Net (loss) income from discontinued operations	-	(8.6)
Net (loss) income attributable to Ecolab	$193.6	$283.4

Weighted-average common shares outstanding
Basic	286.0	288.8
Effect of dilutive stock options and units	2.8	3.8
Diluted	288.8	292.6

Earnings (loss) attributable to Ecolab per common share
Basic EPS
Continuing operations	$ 0.68	$ 1.01
Discontinued operations	-	(0.03)
Earnings (loss) attributable to Ecolab	$ 0.68	$ 0.98
Diluted EPS
Continuing operations	$ 0.67	$ 1.00
Discontinued operations	-	(0.03)
Earnings (loss) attributable to Ecolab	$ 0.67	$ 0.97

Anti-dilutive securities excluded from the computation of diluted EPS	1.1	1.1

Amounts do not necessarily sum due to rounding.

13. INCOME TAXES

The Company’s tax rate was 25.2% and 13.7% for the first quarter of 2021 and 2020, respectively. The change in the Company’s tax rate for the first quarter of 2021 compared to the first quarter of 2020 was driven primarily by the impact of discrete tax items. Further information related to special (gains) and charges is included in Note 2.

The Company recognized net tax expense related to discrete tax items of $16.1 million in the first quarter of 2021. This included a non-recurring, non-cash deferred tax charge of $25.1 million associated with transferring certain intangible property between affiliates. The first quarter share-based compensation excess tax benefit was $6.6 million. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete benefit of $2.4 million was due to other foreign and U.S. changes in estimates during the quarter.

The Company recognized net discrete tax benefits of $21.9 million in the first quarter of 2020. This included share-based compensation excess tax benefits of $22.3 million. Additionally, the Company recognized a discrete $3.5 million benefit due to reductions to tax reserves and discrete expense of $3.9 million related to foreign and U.S. changes in estimates.

14. PENSION AND POSTRETIREMENT PLANS

The Company has a non-contributory, qualified defined benefit pension plan covering the majority of its U.S. employees. The Company also has U.S. non-contributory non-qualified defined benefit plans, which provide benefits in excess of limits permitted under its U.S. pension plans. Various international subsidiaries also have defined benefit pension plans. The Company provides postretirement health care benefits to certain U.S. employees and retirees. Effective January 1, 2021, the Company modified its qualified defined benefit pension plan to harmonize benefits across all plan participants, resulting in a reduction of service cost expense in 2021.

The components of net periodic pension and postretirement health care benefit costs for the first quarter ended March 31 are as follows:

	U.S.		International		U.S. Postretirement
	Pension		Pension		Health Care
(millions)	2021	2020	2021	2020	2021	2020
Service cost (a)	$10.8	$17.1	$7.9	$7.7	$0.2	$0.3
Interest cost on benefit obligation	12.5	17.5	4.3	5.4	0.7	1.1
Expected return on plan assets	(38.6)	(38.2)	(17.6)	(15.7)	(0.1)	(0.1)
Recognition of net actuarial loss (gain)	16.2	13.0	7.2	6.4	0.2	-
Amortization of prior service benefit	(1.7)	(1.8)	(0.1)	-	-	(2.8)
Total expense (benefit)	($0.8)	$7.6	$1.7	$3.8	$1.0	($1.5)

(a)	Service cost includes discontinued operations of $1.6 in the first quarter of 2020.

Service cost is included as employee compensation cost within either cost of sales or selling, general and administrative expenses in the Consolidated Statement of Income based on employee roles, while non-service components are included in other (income) expense in the Consolidated Statement of Income.

As of March 31, 2021, the Company is in compliance with all funding requirements of each of its defined benefit plans.

During the first quarter of 2021, the Company made contributions of $3 million to its U.S. non-contributory non-qualified defined benefit plans and estimates it will contribute an additional $11 million to such plans during the remainder of 2021.

During the first quarter of 2021, the Company made contributions of $16 million to its international pension benefit plans and estimates it will contribute an additional $31 million to such plans during the remainder of 2021.

During the first quarter of 2021, the Company made contributions of $3 million to its U.S. postretirement health care benefit plans and estimates it will contribute an additional $8 million to such plans during the remainder of 2021.

15. REVENUES

Revenue Recognition

Product and Sold Equipment

Product revenue is generated from sales of cleaning, sanitizing, water and colloidal silica products. In addition, the Company sells equipment which may be used in combination with its specialized products. Revenue recognized from product and equipment sales is recognized at the point in time when the obligations in the contract with the customer are satisfied, which generally occurs with the transfer of the product or delivery of the equipment.

Service and Lease Equipment

Service and lease equipment revenue is generated from providing services or leasing equipment to customers. Service offerings include installing or repairing certain types of equipment, activities that supplement or replace headcount at the customer location, or fulfilling deliverables included in the contract. Global Industrial segment services are associated with water treatment and paper process applications. Global Institutional & Specialty segment services include cleaning and sanitizing programs and wash process solutions. Global Healthcare & Life Sciences segment services include pharmaceutical, personal care, infection and containment control solutions. Revenues included in Other primarily relate to services designed to detect, eliminate and prevent pests. Service revenue is recognized over time utilizing an input method and aligns with when the services are provided. Typically, revenue is recognized over time using costs incurred to date because the effort provided by the field selling and service organization represents services provided, which corresponds with the transfer of control. Revenue recognized from leased equipment primarily relates to warewashing and water treatment equipment recognized on a straight-line basis over the length of the lease contract pursuant to Topic 842 Leases.

The Company’s operating lease revenue was as follows:

	First Quarter Ended
	March 31
(millions)	2021	2020
Operating lease revenue*	$97.3	$108.0

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

Net sales at public exchange rates by reportable segment are as follows:

	First Quarter Ended
	March 31
(millions)	2021	2020
Global Industrial
Product and sold equipment	$1,227.5	$1,231.1
Service and lease equipment	203.5	202.0
Global Institutional & Specialty
Product and sold equipment	702.7	891.7
Service and lease equipment	154.7	178.4
Global Healthcare & Life Sciences
Product and sold equipment	263.1	223.0
Service and lease equipment	29.6	21.7
Other
Product and sold equipment	67.1	78.2
Service and lease equipment	203.6	194.5
Corporate
Product and sold equipment	33.0	-
Service and lease equipment	0.2	-
Total
Total product and sold equipment	$2,293.4	$2,424.0
Total service and lease equipment	$591.6	$596.6

Net sales at public exchange rates by geographic region for the first quarter ended March 31 are as follows:

	Global		Global Institutional		Global Healthcare
	Industrial		& Specialty		& Life Sciences		Other		Corporate
(millions)	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020

North America	$636.4	$691.6	$622.7	$779.6	$98.7	$108.0	$160.8	$168.4	$22.7	$-
Europe	313.1	281.2	107.3	142.5	175.6	119.9	57.8	59.7	0.6	-
Asia Pacific	189.4	183.7	51.3	61.7	10.7	10.5	18.1	16.3	1.4	-
Latin America	125.2	129.1	31.3	40.1	0.5	1.0	12.0	11.7	6.5	-
Greater China	94.3	73.4	36.2	33.7	1.2	1.5	18.9	13.5	0.6	-
India, Middle East and Africa	72.6	74.1	8.6	12.5	6.0	3.8	3.1	3.1	1.4	-
Total	$1,431.0	$1,433.1	$857.4	$1,070.1	$292.7	$244.7	$270.7	$272.7	$33.2	$-

Net sales by geographic region were determined based on origin of sale. Revenues in the United States made up 51% and 55% of total during the first quarter ended March 31, 2021 and 2020, respectively.

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

The Company’s allowance for doubtful accounts balance also includes an allowance for the expected return of products shipped and credits related to pricing or quantities shipped of $17 million and $16 million as of March 31, 2021 and 2020, respectively. Returns and credit activity is recorded directly as a reduction to revenue.

The following table summarizes the activity in the allowance for doubtful accounts:

	March 31
(millions)	2021	2020

Beginning balance	$84.3	$55.5
Adoption of new standard	-	4.3
Bad debt expense	5.4	14.8
Write-offs	(5.0)	(5.3)
Other (a)	1.6	(0.1)
Ending balance (b)	$86.3	$69.2

(a)	Other amounts are primarily the effects of changes in currency translations and the impact of allowance for returns and credits.
(b)	The allowance for doubtful accounts balances in 2021 and 2020 reflect increased reserves, primarily due to the Institutional customer base as a result of the COVID-19 pandemic.

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

	March 31	March 31
(millions)	2021	2020

Contract liability as of beginning of the year	$80.4	$76.7

Revenue recognized in the period from:
Amounts included in the contract liability at the beginning of the year	(80.4)	(76.7)

Increases due to billings excluding amounts recognized as revenue during the period ended	89.6	79.9

Contract liability as of end of period	$89.6	$79.9

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

Comparability of Reportable Segments

The Company evaluates the performance of its non-U.S. dollar functional currency international operations based on fixed currency exchange rates, which eliminates the impact of exchange rate fluctuations on its international operations. Fixed currency amounts are updated annually at the beginning of each year based on translation into U.S. dollars at foreign currency exchange rates established by management, with all periods presented using such rates. The “Fixed Currency Rate Change” column shown in the following table reflects the impact on previously reported values related to fixed currency exchange rates established by management at the beginning of 2021 and have been updated from the 2020 rates reflected in the Company’s Form 10-K. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported within the “Effect of foreign currency translation” row in the table below. The “Other” column shown in the table reflects immaterial changes between segments, primarily cost allocations.

The impact of the preceding changes on previously reported full year 2020 reportable segment net sales and operating income is summarized as follows:

	December 31, 2020

	2020 Reported		Fixed	2020 Reported
	Valued at 2020		Currency	Valued at 2021
(millions)	Management Rates	Other	Rate Change	Management Rates
Net Sales
Global Industrial	$5,959.9	($3.7)	$92.0	$6,048.2
Global Institutional & Specialty	3,577.2	9.3	42.5	3,629.0
Global Healthcare & Life Sciences	1,189.1	3.7	48.3	1,241.1
Other	1,093.3	(9.3)	19.4	1,103.4
Corporate	102.4	-	(1.8)	100.6
Subtotal at fixed currency rates	11,921.9	-	200.4	12,122.3
Effect of foreign currency translation	(131.7)	-	(200.4)	(332.1)
Consolidated reported GAAP net sales	$11,790.2	$-	$-	$11,790.2

Operating Income
Global Industrial	$1,106.0	($0.2)	$17.3	$1,123.1
Global Institutional & Specialty	321.9	(0.3)	2.4	324.0
Global Healthcare & Life Sciences	207.6	0.7	10.0	218.3
Other	131.5	(0.2)	1.5	132.8
Corporate	(347.5)	-	(2.2)	(349.7)
Subtotal at fixed currency rates	1,419.5	-	29.0	1,448.5
Effect of foreign currency translation	(23.8)	-	(29.0)	(52.8)
Consolidated reported GAAP operating income	$1,395.7	$-	$-	$1,395.7

Reportable Segment Information

Financial information for the Company’s reportable segments, is as follows:

	First Quarter Ended
	March 31
(millions)	2021	2020
Net Sales
Global Industrial	$1,433.9	$1,465.0
Global Institutional & Specialty	858.5	1,087.2
Global Healthcare & Life Sciences	293.7	256.8
Other	271.3	279.6
Corporate	33.2	-
Subtotal at fixed currency rates	2,890.6	3,088.6
Effect of foreign currency translation	(5.6)	(68.0)
Consolidated reported GAAP net sales	$2,885.0	$3,020.6

Operating Income
Global Industrial	$219.2	$209.6
Global Institutional & Specialty	63.1	183.7
Global Healthcare & Life Sciences	45.6	24.0
Other	32.9	21.8
Corporate	(63.0)	(55.1)
Subtotal at fixed currency rates	297.8	384.0
Effect of foreign currency translation	(0.5)	(7.8)
Consolidated reported GAAP operating income	$297.3	$376.2

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

18. NEW ACCOUNTING PRONOUNCEMENTS

Standards that are not yet adopted:
Required
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2020-04 - Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ASU 2021-01 - Reference Rate Reform (Topic 848): Scope	March 2020

LIBOR, a widely used reference rate for pricing financial products is scheduled to be discontinued on December 31, 2021. This standard provides optional expedients and exceptions if certain criteria are met when accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

			Application of guidance is optional until the options and expedients expire on December 31, 2022.	The Company has not elected any expedients to date and is currently evaluating any potential future impacts on the Company's financial statements.

Standards that were adopted:
	Date of		Date of	Effect on the
Standard	Issuance	Description	Adoption	Financial Statements

ASU 2019-12 - Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes	December 2019

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

			January 1, 2021	Adoption of this standard did not have a significant impact on the Company's financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the Company’s consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ecolab Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Ecolab Inc. and its subsidiaries (the “Company”) as of March 31, 2021, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 6, 2021

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

The MD&A should be read in conjunction with both the unaudited consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains various Non-GAAP Financial Measures and also contains various Forward-Looking Statements within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Statements” located at the end of Part I of this report.

Comparability of Results

ChampionX Transaction

On June 3, 2020, we completed the separation of its Upstream Energy business (the “ChampionX business”) in a Reverse Morris Trust transaction (the “Transaction”) through the split-off of ChampionX Holding Inc. (“ChampionX”), formed by Ecolab as a wholly owned subsidiary to hold the ChampionX Business, followed immediately by the merger of ChampionX (the “Merger”) with a wholly owned subsidiary of ChampionX Corporation (f/k/a Apergy Corporation, “Apergy”).

The ChampionX business met the criteria to be reported as discontinued operations because it is a strategic shift in business that has a major effect on our operations and financial results. Therefore, we reported the historical results of ChampionX, including the results of operations, cash flows, and related assets and liabilities, as discontinued operations. Unless otherwise noted, the accompanying MD&A has been revised to reflect the ChampionX business as discontinued operations and all prior year balances have been revised accordingly to reflect continuing operations only.

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

OVERVIEW OF THE FIRST QUARTER ENDED MARCH 31, 2021

Sales Performance

When comparing first quarter 2021 against first quarter 2020, sales performance was as follows:

●	Reported net sales decreased 4% to $2,885 million, fixed currency sales decreased 6% and acquisition adjusted fixed currency sales decreased 8%.
●	Fixed currency sales for our Global Industrial segment decreased 2% to $1,434 million, acquisition adjusted fixed currency sales decreased 3%, reflecting unfavorable impacts in all divisions from supply chain and customer operating disruptions from the Texas freeze during the quarter, most notably in Downstream. Modest Paper sales growth and steady Water sales were more than offset by a modest Food & Beverage decline and a significant decrease in Downstream sales.
●	Fixed currency sales for our Global Institutional & Specialty segment decreased 21% to $859 million. Acquisition adjusted fixed currency sales also decreased 21%, reflecting decreases in both Specialty and Institutional that were unfavorably impacted by COVID-19’s strong second wave, as continued sanitizing product sales were more than offset by significantly reduced restaurant, lodging and entertainment facility demand for other products due to the pandemic during most of the quarter.
●	Fixed currency sales for our Global Healthcare & Life Sciences segment increased 14% to $294 million. Acquisition adjusted fixed currency sales increased 14%, driven by double-digit gains in both the Healthcare and Life Sciences segments, as both benefited from increased sales due to the COVID-19 related demand.
●	Fixed currency sales and acquisition adjusted fixed currency sales for Other decreased 3% to $271 million as a solid increase in Pest Elimination was more than offset by declines in the remaining Other segments.

Financial Performance

When comparing first quarter 2021 against first quarter 2020, our financial performance was as follows:

●	Reported operating income decreased 21% to $297 million. Excluding the impact of special (gains) and charges from both 2021 and 2020 reported results, adjusted operating income decreased 18% and our adjusted fixed currency operating income decreased 19%.
●	Net income from continuing operations attributable to Ecolab decreased 34% to $194 million. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, our adjusted net income from continuing operations attributable to Ecolab decreased 19%.
●	Reported diluted EPS from continuing operations of $0.67 decreased 33%. Excluding the impact of special (gains) and charges and discrete tax items from both 2021 and 2020 reported results, adjusted diluted EPS from continuing operations decreased 18% to $0.81 in the first quarter of 2021.
●	Our reported tax rate was 25.2% during the first quarter of 2021, compared to 13.7% during the first quarter of 2020. Excluding the tax rate impact of special (gains) and charges and discrete tax items from both 2021 and 2020 results, our adjusted tax rate was 19.7% during the first quarter of 2021, compared to 20.5% during the first quarter of 2020.

RESULTS OF OPERATIONS

Net Sales

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Product and equipment sales	$2,293.4	$2,424.0
Service and lease sales	591.6	596.6
Reported GAAP net sales	$2,885.0	$3,020.6	(4)%
Effect of foreign currency translation	5.6	68.0
Non-GAAP fixed currency sales	$2,890.6	$3,088.6	(6)%

Product and sold equipment revenue is generated from providing cleaning, sanitizing and water treatment products or selling equipment used in combination with specialized products. Service and lease equipment revenue is generated from providing services or leasing equipment to customers. All of our sales are subject to the same economic conditions.

The percentage components of the period-over-period 2021 sales change are shown below:

First Quarter Ended
March 31
(percent)	2021
Volume	(10)%
Price changes	1
Acquisition adjusted fixed currency sales change	(8)
Acquisitions and divestitures	2
Fixed currency sales change	(6)
Foreign currency translation	2
Reported GAAP net sales change	(4)%

Amounts do not necessarily sum due to rounding.

Cost of Sales (“COS”) and Gross Profit Margin

	First Quarter Ended
	March 31
	2021		2020
		Gross		Gross
(millions/percent)	COS	Margin	COS	Margin
Product and equipment cost of sales	$1,362.9		$1,364.7
Service and lease cost of sales	349.1		355.5
Reported GAAP COS and gross margin	$1,712.0	40.7%	$1,720.2	43.1%
Special (gains) and charges	19.6		9.1
Non-GAAP adjusted COS and gross margin	$1,692.4	41.3%	$1,711.1	43.4%

Our COS and corresponding gross profit margin (“gross margin”) are shown in the table above. Gross margin is defined as net sales less cost of sales divided by net sales.

Our reported gross margin was 40.7% and 43.1% for the first quarter of 2021 and 2020, respectively. Special (gains) and charges included in items impacting COS are shown within the “Special (Gains) and Charges” table on page 35.

Excluding the impact of special (gains) and charges within COS, first quarter 2021 and 2020 adjusted gross margin was 41.3% and 43.4%.

Our adjusted gross margin decreased when comparing the first quarter of 2021 against the first quarter of 2020, which was driven by COVID-19 related volume declines, the Texas freeze and an unfavorable business mix, which together more than offset the benefits of pricing.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expenses as a percentage of sales were 29.9% for the first quarter of 2021 compared to 30.1% for the first quarter of 2020. The first quarter SG&A ratio to sales decreased due to cost savings, partially offset by lower sales and investments in the business.

Special (Gains) and Charges

Special (gains) and charges reported on the Consolidated Statement of Income include the following items:

	First Quarter Ended
	March 31
(millions)	2021	2020
Cost of sales
Restructuring activities	18.2	3.0
Acquisition and integration activities	-	0.4
COVID-19 activities, net	1.1	-
Other	0.3	5.7
Cost of sales subtotal	19.6	9.1

Special (gains) and charges
Restructuring activities	3.6	4.2
Acquisition and integration activities	1.2	5.4
Disposal and impairment activities	-	1.2
COVID-19 activities, net	6.4	-
Other	1.6	5.1
Special (gains) and charges subtotal	12.8	15.9

Operating income subtotal	32.4	25.0

Total special (gains) and charges	$32.4	$25.0

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

Further details related to our restructuring charges are included in Note 2.

Institutional Advancement Program

We approved a restructuring plan in 2020 focused on the Institutional business (“the Institutional Plan”) which is intended to enhance our Institutional sales and service structure and allow the sales team to capture share and penetration while maximizing service effectiveness by leveraging our ongoing investments in digital technology. In February 2021, we expanded the Institutional Plan. We expect that these restructuring charges will be completed by 2023, with total anticipated costs of $80 million ($60 million after tax) or $0.21 per diluted share. The costs are expected to be primarily cash expenditures for severance and facility closures. We also anticipate non-cash charges related to equipment disposals. We expect total program savings of approximately $50 million by the end of 2024. Actual costs may vary from these estimates depending on actions taken.

In the first quarter of 2021, we have recorded total restructuring charges of $5.9 million ($4.5 million after tax) or $0.02 per diluted share, primarily related to costs to support the transition to the new sales and services structure and the disposal of equipment. We have recorded $41.1 million ($30.9 million after tax), or $0.11 per diluted share of cumulative restructuring charges under the Institutional Plan. The liability related to the Institutional Plan was $15.0 million as of March 31, 2021. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters which continue to be funded from operating activities.

The Institutional Plan has delivered $8 million of cumulative cost savings with estimated annual cost savings of $50 million in continuing operations by 2024.

Accelerate 2020

During 2018, we formally commenced a restructuring plan Accelerate 2020 (“the Plan”), to leverage technology and system investments and organizational changes. The goals of the Plan are to further simplify and automate processes and tasks, reduce complexity and management layers, consolidated facilitates and focus on key long-term growth areas by further leveraging technology and structural improvements. During 2020, we expanded the Plan for additional costs and savings to further leverage the technology and structural improvements. We now expect that the restructuring activities will be completed by the end of 2022, with total anticipated costs of $255 million ($195 million after tax), or $0.68 per diluted share, when revised for continuing operations. The remaining costs are expected to be primarily cash expenditures for severance costs and some facility closure costs relating to team reorganizations. Actual costs may vary from these estimates depending on actions taken.

We recorded restructuring charges of $1.7 million ($1.4 million after tax), or less than $0.01 per diluted share in the first quarter of 2021. The liability related to the Plan was $58.7 million as of the end of the first quarter of 2021. We have recorded $240.9 million ($185.2 million after tax), or $0.64 per diluted share, of cumulative restructuring charges under the Plan. The majority of the pretax charges represent net cash expenditures which are expected to be paid over a period of a few months to several quarters and continues to be funded from operating activities. The remaining liability is expected to be paid over a period of several quarters and will continue to be funded from operating activities.

The Plan has delivered $225 million of cumulative cost savings with estimated annual cost savings of $315 million in continuing operations by 2022.

Other Restructuring Activities

During the first quarter of 2021, we incurred restructuring charges of $14.2 million ($10.8 million after tax), or $0.04 per diluted share, related to other immaterial restructuring activity. The charges primarily related to severance. During the first quarter 2021 and 2020, net restructuring charges related to all other prior year plans were minimal.

The restructuring liability balance for all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $17.1 million and $5.9 million as of March 31, 2021 and December 31, 2020, respectively. The increase in liability was driven by current quarter restructuring charges. The remaining liability is expected to be paid over a period of a few months to several quarters and will continue to be funded from operating activities.

Cash payments during the first quarter of 2021 related to all other restructuring plans excluding the Accelerate 2020 and Institutional Plan were $0.1 million.

Acquisition and integration related costs

Acquisition and integration costs reported in special (gains) and charges on the Consolidated Statement of Income include $1.2 million ($1.1 million after tax) or less than $0.01 per diluted share and $5.4 million ($3.6 million after tax) or $0.01 per diluted share in the first quarter of 2021 and 2020, respectively. Charges in 2021 are related to Copal Invest NV, including its primary operating entity CID Lines (collectively, “CID Lines”) and consist of integration costs, advisory and legal fees. Acquisition and integration costs reported in product and equipment cost of sales on the Consolidated Statement of Income of $0.4 million ($0.3 million after tax) or less than $0.01 per diluted share in the first quarter of 2020, relate to the recognition of fair value step-up in the CID Lines inventory, severance and the closure of a facility.

Disposal and impairment charges

Disposal and impairment charges reported in special (gains) and charges on the Consolidated Statement of Income include $1.2 million ($0.9 million after tax) or less than $0.01 per diluted share in the first quarter of 2020.

Other

During the first quarter of 2021, we recorded charges of $5.9 million, to protect the wages of certain employees directly impacted by the COVID-19 pandemic. We also recorded charges of $3.5 million related to COVID-19 testing and related expenses. In addition, we received subsidies and government assistance, which was recorded as a special (gain) of ($1.9) million during the first quarter of 2021. COVID-19 pandemic charges are recorded in product and equipment sales, service and lease sales, and special (gains) and charges on the Consolidated Statement of Income. Total after tax net charges (gains) related to COVID-19 pandemic were $4.9 million or $0.02 per diluted share during the first quarter of 2021.

During the first quarter of 2020, we recorded special charges of $5.7 million ($3.8 million after tax) or $0.01 per diluted share, in product and equipment cost of sales relates to a Healthcare product recall in Europe. Other special charges recorded in the first quarter of 2021 in product and equipment cost of sales were $0.3 million ($0.2 million after tax) or less than $0.01 per diluted share.

Other special charges of $1.6 million ($1.3 million after tax) or less than $0.01 per diluted share recorded in the first quarter of 2021 related to certain legal charges and tax consulting fees associated with the ChampionX separation.

Other special charges of $6.1 million ($4.6 million after tax) or $0.02 per diluted share recorded in the first quarter of 2020 relate primarily to certain legal charges.

Operating Income and Operating Income Margin

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Reported GAAP operating income	$297.3	$376.2	(21)%
Special (gains) and charges	32.4	25.0
Non-GAAP adjusted operating income	329.7	401.2	(18)%
Effect of foreign currency translation	0.5	7.8
Non-GAAP adjusted fixed currency operating income	$330.2	$409.0	(19)%

	First Quarter Ended
	March 31
(percent)	2021	2020
Reported GAAP operating income margin	10.3%	12.5%
Non-GAAP adjusted operating income margin	11.4%	13.3%
Non-GAAP adjusted fixed currency operating income margin	11.4%	13.2%

Our operating income and corresponding operating income margin are shown in the previous tables. Operating income margin is defined as operating income divided by net sales.

Our reported operating income decreased 21% in the first quarter of 2021, versus the comparable period of 2020. Our reported operating income for 2021 and 2020 was impacted by special (gains) and charges; excluding the impact of special (gains) and charges from 2021 and 2020 reported results, our adjusted operating income decreased 18% in the first quarter of 2021.

As shown in the previous table, foreign currency had a 1% impact on adjusted operating income growth for the first quarter of 2021. Foreign currency had a 0% impact on adjusted operating income growth for the first quarter of 2020.

Other (Income) Expense

Other income was $17.0 million and $15.4 million in the first quarter of 2021 and 2020, respectively. The increase in Other income was driven by higher returns on pension assets.

Interest Expense, Net

Reported net interest expense was $51.7 million and $48.3 million in the first quarter of 2021 and 2020, respectively. The increase in interest expense when comparing 2021 against 2020 was driven primarily by higher average debt levels in this year’s quarter. The increased average debt levels in 2021 include the late March 2020 issuance of debt to further increase our liquidity at the beginning of the COVID-19 pandemic.

Provision for Income Taxes

The following table provides a summary of our tax rate:

	First Quarter Ended
	March 31
(percent)	2021	2020
Reported GAAP tax rate	25.2%	13.7%
Tax rate impact of:
Special (gains) and charges	-	0.8
Discrete tax items	(5.5)	6.0
Non-GAAP adjusted tax rate	19.7%	20.5%

Our reported tax rate was 25.2% and 13.7% for the first quarter of 2021 and 2020, respectively. The change in our tax rate for the first quarter of 2021 versus the comparable period of 2020 was driven primarily by discrete tax items. The change in our tax rate includes the tax impact of special (gains) and charges and discrete tax items, which have impacted the comparability of our historical reported tax rates, as amounts included in our special (gains) and charges are derived from tax jurisdictions with rates that vary from our tax rate, and discrete tax items are not necessarily consistent across periods. The tax impact of special (gains) and charges and discrete tax items will likely continue to impact comparability of our reported tax rate in the future.

We recognized total net tax expense related to discrete tax items of $16.1 million in the first quarter of 2021. This included a non-recurring, non-cash deferred tax charge of $25.1 million associated with transferring certain intangible property between affiliates. The first quarter share-based compensation excess tax benefit was $6.6 million. The amount of this tax benefit is subject to variation in stock price and award exercises. The remaining discrete benefit of $2.4 million was due to other foreign and U.S. changes in estimates during the quarter.

We recognized net discrete tax benefits of $21.9 million in the first quarter of 2020. This includes share-based compensation excess tax benefits of $22.3 million. Additionally, we recognized discrete $3.5 million benefit due to reductions to tax reserves and discrete expense of $3.9 million related to foreign and U.S. changes in estimates.

The decrease in the 2021 first quarter adjusted tax rate compared to 2020 was primarily due to the geographic mix of income and tax planning.

Net Income from Continuing Operations Attributable to Ecolab

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Reported GAAP net income from continuing operations attributable to Ecolab	$193.6	$292.0	(34)%
Adjustments:
Special (gains) and charges, after tax	24.2	18.5
Discrete tax net expense (benefit)	16.1	(21.9)
Non-GAAP adjusted net income from continuing operations attributable to Ecolab	$233.9	$288.6	(19)%

Diluted EPS from Continuing Operations

	First Quarter Ended
	March 31
(dollars)	2021	2020	Change
Reported GAAP diluted EPS from continuing operations	$0.67	$ 1.00	(33)%
Adjustments:
Special (gains) and charges, after tax	0.08	0.06
Discrete tax net expense (benefit)	0.06	(0.07)
Non-GAAP adjusted diluted EPS from continuing operations	$0.81	$ 0.99	(18)%

Per share amounts in the above tables do not necessary sum due to rounding.

Currency translation had a favorable impact of approximately $0.02 per share on diluted EPS for the first quarter of 2021, when compared to the comparable periods of 2020.

DISCONTINUED OPERATIONS

The ChampionX business met the criteria to be reported as discontinued operations and the historical results of ChampionX, including the results of operations, are reported as discontinued operations for all periods presented. The net loss from discontinued operations, net of tax was $8.6 million in the first quarter of 2020.

During the second quarter of 2020, in connection with the ChampionX Separation, Ecolab received cash of $527 million and $1,051 million of non-cash consideration of approximately 5.0 million shares of Ecolab common stock for the ChampionX net assets, including cumulative translation adjustment, of $3,717, resulting in a loss.

Special (gains) and charges of $36.5 million in the first quarter of 2020, primarily relate to transaction fees and other professional fees incurred to support the Transaction.

SEGMENT PERFORMANCE

The non-U.S. dollar functional international amounts included within our reportable segments are based on translation into U.S. dollars at the fixed currency exchange rates used by management for 2021. The difference between the fixed currency exchange rates and the actual currency exchange rates is reported as “effect of foreign currency translation” in the following tables. All other accounting policies of the reportable segments are consistent with U.S. GAAP and the accounting policies described in Note 2 of our Annual Report on Form 10-K for the year ended December 31, 2020. Additional information about our reportable segments is included in Note 16.

Fixed currency net sales and operating income for the first quarter of 2021 and 2020 for our reportable segments are shown in the following tables.

Net Sales	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Global Industrial	$1,433.9	$1,465.0	(2)%
Global Institutional & Specialty	858.5	1,087.2	(21)
Global Healthcare & Life Sciences	293.7	256.8	14
Other	271.3	279.6	(3)
Corporate	33.2	-
Subtotal at fixed currency	2,890.6	3,088.6	(6)
Effect of foreign currency translation	(5.6)	(68.0)
Consolidated reported GAAP net sales	$2,885.0	$3,020.6	(4)%

Operating Income	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Global Industrial	$219.2	$209.6	5%
Global Institutional & Specialty	63.1	183.7	(66)
Global Healthcare & Life Sciences	45.6	24.0	90
Other	32.9	21.8	51
Corporate	(63.0)	(55.1)
Subtotal at fixed currency	297.8	384.0	(22)
Effect of foreign currency translation	(0.5)	(7.8)
Consolidated reported GAAP operating income	$297.3	$376.2	(21)%

The following tables reconcile the impact of acquisitions and divestitures within our reportable segments.

	First Quarter Ended
	March 31
Net Sales	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$1,433.9	(33.1)	$1,400.8	$1,465.0	(17.2)	$1,447.8
Global Institutional & Specialty	858.5	(2.9)	855.6	1,087.2	-	1,087.2
Global Healthcare & Life Sciences	293.7	(2.5)	291.2	256.8	(0.3)	256.5
Other	271.3	-	271.3	279.6	-	279.6
Corporate	33.2	(33.2)	-	-	-	-
Subtotal at fixed currency	2,890.6	(71.7)	2,818.9	3,088.6	(17.5)	3,071.1
Effect of foreign currency translation	(5.6)			(68.0)
Total reported net sales	$2,885.0			$3,020.6

Operating Income	2021			2020
(millions)	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted	Fixed Currency	Impact of Acquisitions and Divestitures	Acquisition Adjusted
Global Industrial	$219.2	(1.3)	$217.9	$209.6	(0.1)	$209.5
Global Institutional & Specialty	63.1	1.0	64.1	183.7	-	183.7
Global Healthcare & Life Sciences	45.6	-	45.6	24.0	-	24.0
Other	32.9	-	32.9	21.8	-	21.8
Corporate	(30.6)	-	(30.6)	(30.1)	-	(30.1)
Non-GAAP adjusted fixed currency operating income	330.2	(0.3)	329.9	409.0	(0.1)	408.9
Special (gains) and charges	32.4			25.0
Subtotal at fixed currency	297.8			384.0
Effect of foreign currency translation	(0.5)			(7.8)
Total reported operating income	$297.3			$376.2

Unless otherwise noted, the following segment performance commentary compares the first quarter of 2021 against the first quarter of 2020.

Global Industrial

	March 31
	2021	2020
Sales at fixed currency (millions)	$1,433.9	$1,465.0
Sales at public currency (millions)	1,431.0	1,433.1

Volume	(4)%
Price changes	1%
Acquisition adjusted fixed currency sales change	(3)%
Acquisitions and divestitures	1%
Fixed currency sales change	(2)%
Foreign currency translation	2%
Public currency sales change	0%

Operating income at fixed currency (millions)	$219.2	$209.6
Operating income at public currency (millions)	218.8	204.8

Fixed currency operating income change	5%
Fixed currency operating income margin	15.3%	14.3%
Acquisition adjusted fixed currency operating income change	4%
Acquisition adjusted fixed currency operating income margin	15.6%	14.5%
Public currency operating income change	7%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Industrial decreased in the first quarter of 2021, reflecting unfavorable impacts in all divisions from supply chain and customer operating disruptions from the Texas freeze during the quarter, most notably in Downstream; excluding those weather-related impacts, Industrial sales are estimated to have improved sequentially and would have been similar to last year.

At an operating segment level, Water fixed currency sales were flat in the first quarter of 2021 as generally improving business trends were negatively impacted by the supply chain and customer operating disruptions due to the Texas freeze. The freeze is estimated to have had a 3 percentage point unfavorable impact on Water sales growth. Excluding the impact of the freeze, both the Light and Heavy industry water treatment businesses showed strong growth. Mining declined primarily reflecting coal-related business exits and supply chain disruptions. Food & Beverage fixed currency sales increased 2%, but decreased 2% acquisition adjusted, in the first quarter of 2021 reflecting COVID-19 related impacts that benefited customer demand last year but hurt the first quarter as further lockdowns were put in place, particularly in Europe, reducing beverage and brewing demand and production. Globally, we realized modest growth in beverage and brewery sales and stable dairy plant sales but saw COVID-19 related declines in other business lines. Downstream fixed currency sales decreased 17% in the first quarter of 2021. The Texas freeze is estimated to have had a negative 5 percentage point impact on Downstream sales growth due to unplanned North America customer outages and supply shortages from the freeze. Excluding the impact from the Texas freeze, higher petrochemical sales were more than offset by continued lower refinery sales as production remained low. Paper fixed currency sales increased 2% in the first quarter of 2021, as strong international gains more than offset impacts from the Texas freeze; the freeze is estimated to have had a 2 percentage point negative impact on Paper sales growth. Board & packaging along with tissue & towel end markets led the increase, while graphics posted a modest decline.

Operating Income

Fixed currency operating income and fixed currency operating income margins increased for Global Industrial in the first quarter of 2021.

Acquisition adjusted fixed currency operating income margins increased 1.1 percentage points during the first quarter of 2021 and were positively impacted approximately 2.5 percentage points in the first quarter of 2021 by cost savings and favorable pricing, which more than offset the estimated 1.7 percentage point negative impact of lower volume from the Texas freeze during the first quarter of 2021.

Global Institutional & Specialty

	March 31
	2021	2020
Sales at fixed currency (millions)	$858.5	$1,087.2
Sales at public currency (millions)	857.4	1,070.1

Volume	(23)%
Price changes	2%
Acquisition adjusted fixed currency sales change	(21)%
Acquisitions and divestitures	-%
Fixed currency sales change	(21)%
Foreign currency translation	1%
Public currency sales change	(20)%

Operating income at fixed currency (millions)	$63.1	$183.7
Operating income at public currency (millions)	63.2	182.0

Fixed currency operating income change	(66)%
Fixed currency operating income margin	7.4%	16.9%
Acquisition adjusted fixed currency operating income change	(65)%
Acquisition adjusted fixed currency operating income margin	7.5%	16.9%
Public currency operating income change	(65)%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Global Institutional & Specialty decreased in the first quarter of 2021 driven by the unfavorable impact of COVID-19’s strong second wave, as continued sanitizing product sales were more than offset by continued global demand pressure on restaurant, lodging and entertainment facilities for other products due to the pandemic during most of the quarter.

At an operating segment level, Institutional fixed currency sales decreased 25% in the first quarter of 2021, narrowing from the fourth quarter decrease, despite ongoing COVID-19 related restrictions which negatively impacted the first part of the quarter. While hand and surface hygiene sales remained strong relative to pre-COVID levels, continued mandated restrictions for in-unit dining, especially in Europe, and travel concerns during the quarter negatively impacted foot traffic at full-service restaurants, occupancy rates at hotels and customer visits to entertainment facilities. Specialty fixed currency sales decreased 9% in the first quarter of 2021, reflecting comparison to the very strong first quarter 2020, where strong COVID-19 driven buying significantly boosted sales. Adjusted for COVID-19 related product sales in both periods, first quarter 2021 sales are estimated to have increased 1 percentage point. Adjusted for those product sales, estimated quickservice revenues increased modestly as new customer wins were mostly offset by reduced in-unit dining foot traffic due to COVID-related lockdowns, most notably in Europe. Adjusted food retail sales are also estimated to have increased modestly with expanded cleaning protocols, new customer additions and product and program introductions.

Operating Income

Fixed currency operating income and fixed currency operating income margins decreased for our Global Institutional & Specialty segment in the first quarter of 2021.

Acquisition adjusted fixed currency operating income margins decreased 9.4 percentage points during the first quarter of 2021. Margins were negatively impacted approximately 13.8 percentage points in the first quarter of 2021 from significant COVID-19 related volume declines and unfavorable business mix, which more than offset the approximately 4.5 percentage point positive impact of cost savings and favorable pricing during the first quarter of 2021.

Global Healthcare & Life Sciences

	First Quarter Ended
	2021	2020
Sales at fixed currency (millions)	$293.7	$256.8
Sales at public currency (millions)	292.7	244.7

Volume	12%
Price changes	2%
Acquisition adjusted fixed currency sales change	14%
Acquisitions and divestitures	1%
Fixed currency sales change	14%
Foreign currency translation	5%
Public currency sales change	20%

Operating income at fixed currency (millions)	$45.6	$24.0
Operating income at public currency (millions)	45.4	22.5

Fixed currency operating income change	90%
Fixed currency operating income margin	15.5%	9.3%
Acquisition adjusted fixed currency operating income change	90%
Acquisition adjusted fixed currency operating income margin	15.7%	9.4%
Public currency operating income change	102%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for the Global Healthcare & Life Sciences increased in the first quarter of 2021, benefiting from new business and continued demand due to COVID-19.

At an operating segment level, Healthcare fixed currency sales increased 13% (12% acquisition adjusted) in the first quarter of 2021, as strong COVID-19 related hand and surface disinfection sales growth continued to more than offset the unfavorable effects of delayed elective surgical procedures. Life Sciences fixed currency sales increased 18% (19% acquisition adjusted) in the first quarter of 2021, as the stronger than normal growth continued to be driven by heightened COVID-19 concerns, higher cleaning standards and increased demand for our Bioquell biodecontamination systems and offerings, as well as ongoing business wins and pricing.

Operating Income

Fixed currency operating income and fixed currency operating income margins for our Global Healthcare & Life Sciences segment increased in the first quarter of 2021.

Acquisition adjusted fixed currency operating income margins increased 6.3 percentage points during the first quarter of 2021. Strong volume gains, favorable pricing and cost savings positively impacted margins by approximately 6.9 percentage points during the first quarter of 2021.

Other

	March 31
	2021	2020
Sales at fixed currency (millions)	$271.3	$279.6
Sales at public currency (millions)	270.7	272.7

Volume	(5)%
Price changes	2%
Acquisition adjusted fixed currency sales change	(3)%
Acquisitions and divestitures	-%
Fixed currency sales change	(3)%
Foreign currency translation	2%
Public currency sales change	(1)%

Operating income at fixed currency (millions)	$32.9	$21.8
Operating income at public currency (millions)	32.8	21.3

Fixed currency operating income change	51%
Fixed currency operating income margin	12.1%	7.8%
Acquisition adjusted fixed currency operating income change	51%
Acquisition adjusted fixed currency operating income margin	12.1%	7.8%
Public currency operating income change	54%

Percentages in the above table do not necessarily sum due to rounding.

Net Sales

Fixed currency sales for Other decreased in the first quarter of 2021 as a solid increase in Pest Elimination was more than offset by declines in the remaining Other segments.

At an operating segment level, Pest Elimination fixed currency sales increased 5% in the first quarter of 2021, as good growth in food and beverage plants, grocery stores and quick service restaurant sales and new business more than offset lower full service restaurant and hospitality sales that were negatively impacted by capacity restrictions. Textile Care fixed currency sales decreased 23% in the first quarter of 2021. Colloidal Technologies Group fixed currency sales decreased 6% in the first quarter of 2021.

Operating Income

Acquisition adjusted fixed currency operating income margins for Other increased 4.3 percentage points during the first quarter of 2021. Cost savings, favorable pricing and favorable business mix positively impacted margins by approximately 5.8 percentage points for the first quarter of 2021. These margin increases more than offset lower volumes which negatively impacted margins by approximately 1.8 percentage points for the first quarter of 2021.

Corporate

Consistent with our internal management reporting, Corporate amounts in the table on page 39 include sales to ChampionX in accordance with the long-term supply agreement entered into with the Transaction post-separation, as discussed in Note 4, intangible asset amortization specifically from the Nalco merger and special (gains) and charges that are not allocated to our reportable segments. Items included within special (gains) and charges are shown in the table on page 35.

FINANCIAL POSITION, CASH FLOWS AND LIQUIDITY

Financial Position

Total assets were $18.2 billion as of March 31, 2021 compared to total assets of $18.1 billion as of December 31, 2020.

Total liabilities were $11.9 billion as of March 31, 2021 compared to total liabilities of $11.9 billion as of December 31, 2020. Total debt was $6.7 billion as of March 31, 2021 and $6.7 billion as of December 31, 2020. See further discussion of our debt activity within the “Liquidity and Capital Resources” section of this MD&A.

Our net debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”) is shown in the following table. EBITDA is a non-GAAP measures discussed further in the “Non-GAAP Financial Measures” section of this MD&A.

The inputs to EBITDA reflect the trailing twelve months of activity for the period presented.

	2021	2020
(ratio)
Net debt to EBITDA	2.5	2.4

(millions)
Total debt	$6,710.1	$6,686.6
Cash	1,189.5	1,260.2
Net debt	$5,520.6	$5,426.4

Net income including noncontrolling interest	$885.0	$984.8
Provision for income taxes	195.7	176.6
Interest expense, net	293.6	290.2
Depreciation	598.6	594.3
Amortization	230.6	218.4
EBITDA	$2,203.5	$2,264.3

Cash Flows

Operating Activities

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Cash provided by operating activities	$295.3	$308.3	($13.0)

We continue to generate cash flow from operations, amidst the COVID-19 pandemic, allowing us to fund our ongoing operations, acquisitions, investments in the business and pension obligations along with returning cash to our shareholders through dividend payments and share repurchases. Cash provided by operating activities decreased $13 million in the first quarter of 2021 compared to the first quarter of 2020, driven primarily by a $100 million reduction in net income from continuing operations including noncontrolling interest, partially offset by $45 million net favorable fluctuations in deferred taxes and $44 million net favorable fluctuations in accounts receivable, inventories and accounts payable (“working capital”). The cash flow impact from working capital accounts was primarily driven by improvements in days sales outstanding.

Investing Activities

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Cash used for investing activities	($192.4)	($153.3)	($39.1)

Cash used for investing activities is primarily impacted by the timing of business acquisitions and dispositions as well as capital investments in the business.

Total cash paid for acquisitions, net of cash acquired along with net cash received from dispositions, during the first quarter of 2021 and 2020, was $88 million and $2 million, respectively. Our acquisitions and divestitures are discussed further in Note 3. We continue to target strategic business acquisitions which complement our growth strategy and expect to continue to make capital investments and acquisitions in the future to support our long-term growth.

We continue to make capital investments in the business, including merchandising equipment, manufacturing equipment and facilities. Total capital expenditures were $102 million and $148 million in the first quarter of 2021 and 2020, respectively.

Financing Activities

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Cash (used for) provided by financing activities	($183.1)	$1,264.5	($1,447.6)

Our cash flows from financing activities primarily reflect the issuances and repayment of debt, common stock repurchases, proceeds from common stock issuances related to our equity incentive programs and dividend payments.

We issued $764 million of long-term debt and repaid $300 million of long-term debt in the first quarter of 2020. The proceeds received from the debt issuances were used for repayment of outstanding debt, repayment of commercial paper and general corporate purposes. In addition, we had net issuances of commercial paper and notes payable of $6 million and $958 million in the first quarter of 2021 and 2020, respectively.

Shares are repurchased for the purpose of partially offsetting the dilutive effect of our equity compensation plans and stock issued in acquisitions, to manage our capital structure and to efficiently return capital to shareholders. We reacquired a total of $62 million and $95 million of shares in the first quarter of 2021 and 2020, respectively. Cash proceeds and tax benefits from stock option exercises provide a portion of the funding for repurchase activity.

The impact on financing cash flows of commercial paper and notes payable issuances and long-term debt borrowings and repayments are shown in the following table:

	First Quarter Ended
	March 31
(millions)	2021	2020	Change
Net issuances of commercial paper and notes payable	$5.8	$957.6	($951.8)
Long-term debt borrowings	-	763.7	(763.7)
Long-term debt repayments	-	(299.7)	299.7

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

As of March 31, 2021, we had $1,190 million of cash and cash equivalents on hand, of which $68 million was held outside of the U.S. We continue to carry increased levels of cash on hand to meet current and any future potential operational cash needs as a result of the COVID-19 pandemic. We will continue to evaluate our cash position in light of future developments.

As of March 31, 2021, we have a $2.0 billion multi-year credit facility which was scheduled to expire in November 2022. In April 2021, we entered into an amended and restated revolving credit facility which extended the maturity from November 2022 to April 2026. The credit facility has been established with a diverse syndicate of banks and supports our U.S. and Euro commercial paper programs. The maximum aggregate amount of commercial paper that may be issued under our U.S. commercial paper program and our Euro commercial paper program may not exceed $2.0 billion. At the end of the first quarter of 2021, we had no outstanding commercial paper under our U.S. or Euro programs. There were no borrowings under our credit facility as of March 31, 2021 or 2020. As of March 31, 2021, both programs were rated A-2 by Standard & Poor’s, P-2 by Moody’s and F-1 by Fitch.

As of March 31, 2021, we had a $500 million 364-day revolving credit agreement which expired in April 2021. The credit agreement had been established with a diverse syndicate of banks. There were no borrowings under this revolving credit agreement as of March 31, 2021.

Our long-term debt issuance and repayment activity through the first quarter of 2021 and 2020 is discussed in the Cash Flows – Financing Activities section of this MD&A.

We are in compliance with our debt covenants and believe we have sufficient borrowing capacity to meet our foreseeable operating activities, as needed.

The schedule of contractual obligations included in the Financial Position and Liquidity section of our Form 10-K for the year ended December 31, 2020 disclosed total notes payable and long-term debt due within one year of $17 million. As of March 31, 2021, the total notes payable and long-term debt due within one year increased to $24 million. There was no commercial paper outstanding as of March 31, 2021 or December 31, 2020.

Our gross liability for uncertain tax positions was $20 million as of March 31, 2021 and $21 million as of December 31, 2020. We are not able to reasonably estimate the amount by which the liability will increase or decrease over time; however, at this time, we do not expect significant payments related to these obligations within the next year.

GLOBAL ECONOMIC ENVIRONMENT

Coronavirus disease 2019 (COVID-19)

In March 2020, the coronavirus disease 2019 (COVID-19) was declared a pandemic by the World Health Organization. The COVID-19 pandemic is continuing to affect major economic and financial markets, while industries are facing the challenges with the economic conditions resulting from efforts to address the pandemic. As the spread of the pandemic continues, many countries have required companies to limit or suspend business operations and have implemented travel restrictions. These conditions have had and will continue to have a negative impact on market conditions and customer demand throughout the world. We believe developing though still uneven improvements in global COVID-19 trends provide an overall encouraging outlook for the world and our end markets in 2021; however, the ongoing effects of the global COVID-19 outbreak could result in a global recession.

In the second quarter of 2021, we look for very strong growth versus our second quarter last year, primarily driven by very significant growth in our Institutional division where we have seen improving trends in early-reopening U.S. states, and we expect continued robust consolidated gains in the second half provided the COVID-10 pandemic continues to wane. We remain confident in our long-term outlook and believe we are well-positioned for continued future growth.

Global Economies

Approximately half of our sales are outside of the U.S. Our international operations subject us to changes in economic conditions and foreign currency exchange rates as well as political uncertainty in some countries which could impact future operating results.

Argentina has continued to experience negative economic trends, evidenced by multiple periods of increasing inflation rates, devaluation of the peso, and increasing borrowing rates. Argentina is classified as a highly inflationary economy in accordance with U.S. GAAP, and the U.S. dollar is the functional currency for our subsidiaries in Argentina. During the first quarter of 2021, sales in Argentina represented less than 1% of our consolidated sales. Assets held in Argentina at the end of the first quarter of 2021 represented less than 1% of our consolidated assets.

NEW ACCOUNTING PRONOUNCEMENTS

For information on new accounting pronouncements, refer to Note 18 to the Consolidated Financial Statements.

SUBSEQUENT EVENT

In April 2021, we entered into an amended and restated the $2.0 billion multi-currency revolving credit facility which extended the maturity from November 2022 to April 2026.

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

We evaluate the performance of our international operations based on fixed currency rates of foreign exchange. Fixed currency amounts included in this Form 10-Q are based on translation into U.S. dollars at the fixed foreign currency exchange rates established by management at the beginning of 2021.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include the COVID-19 pandemic outlook; business performance and prospects; expectations concerning timing, amount and type of restructuring costs and savings from restructuring activities; tax deductibility of goodwill; capital investments and acquisitions; amortization expense; non-performance of financial counterparties; payments and contributions to pension and postretirement health care benefit plans; the impact of lawsuits, claims and environmental matters; impact of new accounting pronouncements; cash flows, borrowing capacity and funding of cash requirements; payments related to uncertain tax positions; and implementation of ERP system upgrade.

Without limiting the foregoing, words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “we believe,” “we expect,” “estimate,” “project” (including the negative or variations thereof) or similar terminology, generally identify forward-looking statements. Forward-looking statements may also represent challenging goals for us. These statements, which represent our expectations or beliefs concerning various future events, are based on current expectations that involve a number of risks and uncertainties that could cause actual results to differ materially from those of such forward-looking statements. In particular, the effects of the COVID-19 pandemic depend on numerous factors, including the severity of the disease, the duration of the outbreak, the distribution and efficacy of vaccines, the likelihood of a resurgence of the outbreak, actions that may be taken by governmental authorities intended to minimize the spread of the pandemic or to stimulate the economy and other unintended consequences. Further, the ultimate results of any restructuring or efficiency initiative, integration and business improvement actions, including cost synergies, depend on a number of factors, including the development of final plans, the impact of local regulatory requirements regarding employee terminations, the time necessary to develop and implement the restructuring or efficiency initiative and other business improvement initiatives and the level of success achieved through such actions in improving competitiveness, efficiency and effectiveness. We caution that undue reliance should not be placed on such forward-looking statements, which speak only as of the date made.

Some of the factors which could cause results to differ materially from those expressed in any forward-looking statements are set forth under Item 1A of our most recent Form 10-K, and our other public filings with the Securities and Exchange Commission (the "SEC"), and include the effects of the COVID-19 pandemic; the vitality of the markets we serve; the impact of economic factors such as the worldwide economy, capital flows, interest rates, foreign currency risk and reduced sales and earnings in our international operations resulting from the weakening of local currencies versus the U.S. dollar; our ability to execute key business initiatives, including restructurings and our Enterprise Resource Planning system upgrades; potential information technology infrastructure failures or breaches in data security; potential to incur significant tax liabilities or indemnification liabilities relating to the separation and split-off of our ChampionX business; our ability to attract, retain and develop high caliber management talent to lead our business and successfully execute organizational change; our ability to successfully compete with respect to value, innovation and customer support; exposure to global economic, political and legal risks related to our international operations; difficulty in procuring raw materials or fluctuations in raw material costs; pressure on operations from consolidation of customers or vendors; the costs and effects of complying with laws and regulations, including those relating to the environment, and to the manufacture, storage, distribution, sale and use of our products, as well as to the conduct of our business generally, including labor and employment and anti-corruption; restraints on pricing flexibility due to contractual obligations; our ability to acquire complementary businesses and to effectively integrate such businesses; changes in tax laws and unanticipated tax liabilities; potential loss of deferred tax assets; our indebtedness, and any failure to comply with covenants that apply to our indebtedness; public health outbreaks, epidemics or pandemics, such as the current outbreak of COVID-19; potential losses arising from the impairment of goodwill or other assets; potential chemical spill or release; the occurrence of litigation or claims, including class action lawsuits; the loss or insolvency of a major customer or distributor; repeated or prolonged government and/or business shutdowns or similar events; acts of war or terrorism; natural or man-made disasters; water shortages; severe weather conditions; and other uncertainties or risks reported from time to time in our reports to the SEC. There can be no assurances that our earnings levels will meet investors’ expectations. Except as may be required under applicable law, we do not undertake, and expressly disclaim, any duty to update our Forward-Looking Statements.

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

Item 4. Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the period January 1, 2021 through March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In our report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 26, 2021, we identify under Item 1A important factors which could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Form 10-Q. See the section entitled Forward-Looking Statements located on page 48 of this Form 10-Q. We may also refer to such disclosure to identify factors that may cause results to differ from those expressed in other forward-looking statements made in oral presentations, including telephone conferences and/or webcasts open to the public.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

					Number of shares		Maximum number of
	Total				purchased as part		shares that may
	number of		Average price		of publicly		yet be purchased
	shares		paid per		announced plans		under the plans
Period	purchased	(1)	share	(2)	or programs	(3)	or programs	(3)
January 1-31, 2021	-		$-		-		6,239,946
February 1-28, 2021	96,396		213.4414		-		6,239,946
March 1-31, 2021	196,190		209.9744		190,623		6,049,323
Total	292,586		$211.1166		190,623		6,049,323

(1)	Includes 101,963 shares reacquired from employees and/or directors as swaps for the cost of stock options, or shares surrendered to satisfy minimum statutory tax obligations under our stock incentive plans.

(2)	The average price paid per share includes brokerage commissions associated with publicly announced plan purchases plus the value of such other reacquired shares.

(3)	As announced on February 24, 2015, our Board of Directors authorized the repurchase of up to 20,000,000 shares. Subject to market conditions, we expect to repurchase all shares under the open authorizations, for which no expiration date has been established, in open market or privately negotiated transactions, including pursuant to Rule 10b5-1.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Document	Method of Filing

(a)	The following documents are filed as exhibits to this report:
(10.1(i)	Offer Letter relating to employment of Machiel Duijser dated July 22, 2019.	Filed herewith electronically.
(10.1.(ii)	Sign On Bonus Agreement of Machiel Duijser dated January 9, 2020.	Filed herewith electronically.
(15.1)	Letter regarding unaudited interim financial information.	Filed herewith electronically.
(31.1)	Rule 13a - 14(a) CEO Certification.	Filed herewith electronically.
(31.2)	Rule 13a - 14(a) CFO Certification.	Filed herewith electronically.
(32.1)	Section 1350 CEO and CFO Certifications.	Filed herewith electronically.
(101.INS)	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith electronically.
(101.SCH)	Inline XBRL Taxonomy Extension Schema.	Filed herewith electronically.
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith electronically.
(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith electronically.
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith electronically.
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith electronically.
(104)	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOLAB INC.

Date: May 6, 2021	By:	/s/ Scott D. Kirkland

Scott D. Kirkland
Senior Vice President and Corporate Controller
(duly authorized officer and
Chief Accounting Officer)